Form 10-K
period 1993-12-31
CENTRAL LOUISIANA ELECTRIC CO INC
filed 1994-03-31
CIK 18672

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K
         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1993

                     Commission file number 1-5663

                                       Or

         /  / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

               Central Louisiana Electric Company, Inc.
        (Exact Name of Registrant as specified in its charter)

          Louisiana                            72-0244480
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

2030 Donahue Ferry Road, Pineville, Louisiana        71360-5226
  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  318/484-7400

     Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                     ON WHICH REGISTERED
Common Stock, $2.00 Par Value                New York Stock Exchange
                                             Pacific Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:

                                             NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                           ON WHICH REGISTERED

Cumulative Preferred Stock, $100 Par Value          None
   4.50%
   4.50%, Series of 1955
   4.65%, Series of 1964
   4.75%, Series of 1965
   Convertible, Series of 1991

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  , No     .

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of February 22, 1994, the aggregate value of the Registrant's voting stock held by non-affiliates was $494,023,447. The Registrant's Cumulative Preferred Stock is not listed on any exchange, nor are prices for the Cumulative Preferred Stock quoted on NASDAQ; therefore, its market value is not readily determinable and is not included in the foregoing amount.


As of February 22, 1994, there were 22,398,341 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                  DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 are filed as Exhibit 13 to this report and incorporated by reference into Part II herein. Portions of the Registrant's definitive Proxy Statement dated March 9, 1994, for the Annual Meeting of Shareholders to be held on April 22, 1994, are incorporated by reference into Part III herein.

                           TABLE OF CONTENTS


PART I                                                      Page

   Item  1.  Business
              General...................................      1
              Electric Operations.......................      1
              Regulatory and Environmental Matters......      8
              Construction and Financing................     14
   Item  2.  Properties.................................     14
   Item  3.  Legal Proceedings..........................     15
   Item  4.  Submission of Matters to a Vote of
              Security Holders..........................     15
   Executive Officers of the Registrant.................     16

PART II

   Item  5.  Market for Registrant's Common Equity
              and Related Stockholder Matters...........     18
   Item  6.  Selected Financial Data....................     19
   Item  7.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations................................     20
   Item  8.  Financial Statements and
              Supplementary Data........................     20
   Item  9.  Changes In and Disagreements with
              Accountants on Accounting and
              Financial Disclosure......................     20

PART III

   Item 10.  Directors and Executive Officers
              of the Registrant.........................     20
   Item 11.  Executive Compensation.....................     20
   Item 12.  Security Ownership of Certain Beneficial
              Owners and Management.....................     20
   Item 13.  Certain Relationships and Related
              Transactions..............................     21

PART IV

   Item 14.  Exhibits, Financial Statement
              Schedules and Reports on Form 8-K.........     22

                                PART I

ITEM 1.  BUSINESS

                                GENERAL

Central Louisiana Electric Company, Inc. (the Company) was incorporated in 1934 under the laws of the State of Louisiana and is engaged principally in the generation, transmission, distribution and sale of electric energy to approximately 213,000 customers in 63 communities and contiguous rural areas in a 14,000 square mile region in the State of Louisiana. At December 31, 1993 the Company employed 1,224 persons. The Company's mailing address is P. O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.

                          ELECTRIC OPERATIONS

POWER GENERATION

  The Company operates and either owns or has an ownership interest in four steam electric generating stations. The Company is the sole owner of the Coughlin Power Station, the Teche Power Station and Rodemacher Power Station Unit 1. The Company owns a 50% interest in Dolet Hills Power Station Unit 1 (Dolet Hills Unit 1), and a 30% interest in Rodemacher Power Station Unit 2 (Rodemacher Unit 2). At December 31, 1993, the Company's aggregate electric generating capacity at the four stations was 1,686,000 kilowatts. The following table sets forth certain information with respect to the Company's generating facilities.

                                                     YEAR          CAPACITY                  TYPE OF
                                                      OF               AT                       FUEL
                                     GENERATING     INITIAL         12/31/93                  USED FOR
Generating Station                     UNIT #      OPERATION      (KILOWATTS)             GENERATION(1)
Coughlin Power Station                   6            1961          110,000                gas/oil(standby)
                                         7            1966          224,000                gas/oil(standby)
Teche Power Station                      1            1953           23,000                gas
                                         2            1956           48,000                gas
                                         3            1971          359,000                gas/oil(standby)
Rodemacher Power Station                 1            1975          440,000                gas/oil
                                         2            1982          157,000(2)             coal/gas
Dolet Hills Power Station                1            1986          325,000(3)             lignite

    Total Generating Capability                                   1,686,000

(1)  Where oil is used on a standby basis, capacity may be reduced.

(2) Represents the Company's 30% interest in the capacity of Rodemacher Unit 2, a 523,000-kilowatt generating unit.

(3)  Represents the Company's 50% interest in the capacity of Dolet
     Hills Unit 1, a 650,000-kilowatt generating unit.

FUEL

  The following table sets forth, for the periods indicated, the percentages of power generated from various fuels at the Company's electric generating plants, the cost of fuel per kilowatt hour (KWH) attributable to each such fuel and the weighted average fuel cost per KWH.

                                                                                                                  WEIGHTED
                    LIGNITE                         COAL                     GAS                  FUEL OIL         AVERAGE
               COST                           COST                     COST                   COST                  COST
               PER          PERCENT           PER        PERCENT       PER        PERCENT     PER     PERCENT       PER
               KWH            OF              KWH           OF         KWH           OF       KWH        OF         KWH
             (MILLS)      GENERATION        (MILLS)    GENERATION    (MILLS)    GENERATION  (MILLS)   GENERATION  (MILLS)
1993          15.50          32.7           20.28        19.5         25.11         47.8      -          -         21.02
1992          14.96          37.0           20.07        16.7         21.48         46.3      -          -         18.83
1991          14.96          37.2           21.07        15.2         19.94         47.6      -          -         18.26
1990          14.83          36.0           19.60        17.4         23.88         46.6      -          -         19.87
1989          13.95          36.0           18.93        13.3         23.15         50.5     22.9       0.2        19.28


          For information with respect to the Company's ability to pass through changes in costs of generating fuel to its customers, see
"Regulatory and Environmental Matters - Rates" hereunder.

Gas Supply

      During 1993 the Company purchased a total of 28,083 billion British thermal units (MMMBtu) of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by the Company from each supplier is shown in the table below.

                                                          AVERAGE
                                                          AMOUNT
                                           1993           PURCHASED         PERCENT
                                         PURCHASES        PER DAY           OF TOTAL
GAS SUPPLIER                             (MMMBtu)         (MMMBtu)          GAS USED
Arkansas Louisiana Gas Company            20,216             55.4             72.0
Louisiana Intrastate Gas Corporation       6,040             16.5             21.5
LL&E Gas Marketing, Inc.                   1,825              5.0              6.5
Other                                          2               -                -
                                          28,083             76.9            100.0

     Effective January 1, 1992 the Company entered into a new contract with Arkla General Supply Company (AGS), a division of Arkla Energy Marketing Company which is a subsidiary of Arkla, Inc., for the sale of natural gas to be delivered to the Company's four power stations. The contract provides for a firm gas supply through the year 2000 in quantities sufficient to meet the Company's internal system requirements and contains options designed to enable the Company to manage the natural gas component of its total fuel costs.
Concurrently with the signing of the gas supply contract, AGS entered into a contract with Louisiana Intrastate Gas Corporation (LIG), which at the time was a wholly owned subsidiary of Arkla, Inc., for the transportation of the gas purchased from AGS. Under the terms of the gas supply contract, AGS incurs the cost of transporting gas via LIG's pipelines to the Company's power stations. The gas supply contract with AGS allows the Company to select in advance, on an annual basis, how the Company will meet its internal system requirements for gas. One option allows the purchase of gas exclusively from AGS with transportation provided by LIG. Another option allows supply needs to be met with gas purchased from AGS and third party gas suppliers and transported by others or by LIG. The Company may continue to purchase gas under a prior contract with LL&E Gas Marketing, Inc. (described in further detail below) without such purchases being considered as purchases from a third party supplier, unless the Company has elected to purchase gas from third party suppliers.

     The contract with AGS contains pricing mechanisms for gas purchased thereunder which are intended to approximate current market prices at the time of purchase and are designed to be competitive with prices paid by other Louisiana utility companies. In addition to standard contractual termination provisions, the contract may be terminated by either party, subject to acceptance by the other party, if the price calculated according to the contract is determined to be unacceptable. If notice of termination is given because of pricing, the contract will remain in effect for a period of twelve months, and LIG will remain obligated to transport replacement gas for an additional eighteen months.

     The contract with AGS also contains minimum and maximum supply obligations which are based upon the Company's seasonal generation requirements and are dependent upon which option is selected by the Company. The supply obligations under either option may be increased if the Company's solid-fuel generating units are unavailable due to scheduled or unscheduled maintenance outages or for other reasons. The Company is obligated to purchase certain quantities of gas from AGS on an annual basis. A minimum or base quantity of 20,000 MMMBtu of gas must be purchased during a year, adjusted by plus or minus 10% at the option of the Company each year, if all gas is purchased from AGS. A minimum of 25,000 MMMBtu must be purchased during a year if any gas is purchased from third party suppliers. In 1993 the base quantity of gas to be purchased under the AGS contract was 20,000 MMMBtu. During 1993 the Company purchased a base quantity of 20,045 MMMBtu of gas, including gas purchased on behalf of Southwestern Electric Power Company (SWEPCO), joint owner of Dolet Hills Unit 1, and Louisiana Energy and Power Authority (LEPA) and Lafayette Public Power Authority (LPPA), joint owners of Rodemacher Unit 2. During 1993 the Company did not purchase any gas from third party suppliers under the terms of the contract with AGS.

     During 1993 the Company entered into a separate contract with LIG for the sale and transportation of natural gas to the Company's power stations. A total of 6,040 MMMBtu of "spot" and surplus gas was purchased from LIG during 1993 under an interim sale and transportation agreement. Gas purchased under the LIG contract is not considered to be purchases from third parties under the gas supply contract between the Company and AGS. The contract with LIG provides for the purchase of spot gas for the Company's internal system requirements when the price of such gas is less than that of energy purchases from other utilities and provides for the purchase of surplus gas, if and when it is available, for energy sales to other utilities. The Company has a separate contract with LIG which provides for the transportation of gas purchased by the Company from third party suppliers or under circumstances where AGS fails to meet its contract obligations.

     The Company has contracted with LL&E Gas Marketing, Inc., an affiliate of Louisiana Land & Exploration Company, for the purchase of up to 5 MMMBtu of gas per day on a month-to-month basis, subject to termination by either party. The purchase price of the gas is based on a monthly index plus a markup and transportation fee. Purchased gas is transported via the intrastate pipeline system owned and operated by LIG.

     The Company has never incurred a liability for any gas not taken under the take-or-pay provisions of its gas supply agreements.

     Although natural gas has been relatively plentiful in recent years, supplies available to the Company and other consumers are vulnerable to disruption due to weather conditions, transportation disruption, price changes and other events. Large boiler-fuel users of natural gas, including electric utilities, generally have the lowest priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. Thus, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply disruptions. Such events may require the Company to shift its gas-fired generation to alternative fuel sources such as fuel oil to the extent it has the capability to burn those alternative fuels. Currently, the Company anticipates that its alternative fuel capability, combined with its solid-fuel generating resources, are adequate to meet fuel needs during any temporary interruption of gas supplies.

Coal and Lignite Supply

     Under the terms of a contract with Kerr-McGee Coal Corporation (Kerr-McGee), the supplier of coal used in Rodemacher Unit 2, the
Company has agreed to purchase approximately 12.8 million tons of low-sulfur coal over a 25 year period which began in 1982. The Company estimates that this supply of coal will be sufficient to meet its share of the fuel requirements of Rodemacher Unit 2 during the same period.  The price of coal under the contract is a base price per ton plus a "total escalation charge" to reflect changes
in certain indices specified in the contract.  The contract also provides for adjustment of the price based on the heating value of coal delivered.  After purchasing a given annual quantity of base coal, the Company has the right to purchase coal from third parties in the spot market, and Kerr-McGee has the right to meet the terms of the proposed purchase if it chooses to do so. The coal supplied by Kerr-
McGee is surface-mined in Wyoming and transported to the Rodemacher
Unit 2 site by railroad in unit trains which are leased by the Company
pursuant to various long-term leases.   The  Company has contracted
with rail carriers for the transportation of the coal. Although it is possible that the supply of coal could be curtailed because of rail transportation interruptions, the Company has not experienced any significant interruptions in the past. During 1993 the Company purchased 670,845 tons of coal from Kerr-McGee, including 160,847 tons of spot coal. As of December 31, 1993 the cumulative total of coal purchased by the Company since the inception of this contract, which is subject to the 12.8 million ton contract amount, was approximately
6.1 million tons. At December 31, 1993 the Company's coal inventory at Rodemacher Unit 2 was approximately 75,000 tons (about a 34-day supply).

     Lignite is used as fuel for Dolet Hills Unit 1. The Company and SWEPCO, a co-owner of the unit, have entered into agreements pursuant to which each acquired an undivided 50% interest in the other's leased and owned lignite reserves in northwestern Louisiana. Prior to the commencement of mining operations in 1985, the estimated recoverable lignite reserves from such holdings within the lignite surface mine permit boundary totaled approximately 150 million tons. It is estimated that Dolet Hills Unit 1 will require approximately 75 million tons of lignite for 30 years of operation. The Company and SWEPCO have entered into an agreement with the Dolet Hills Mining Venture for the mining and delivery of lignite required to meet the fuel needs of the unit. No significant delivery disruptions have been experienced since mining operations began, and the Company does not expect any disruptions in the future. The price of lignite delivered pursuant to the agreement is a base price per ton, subject to escalation based on certain inflation indices, plus specified "pass-through" costs. The agreement terminates 25 years after initial operation of the unit, but may be extended up to an additional 20 years at the option of the Company and SWEPCO. During 1993 approximately 2.6 million tons of lignite were mined, bringing the cumulative total of lignite mined since mining operations began to approximately 21.8 million tons as of December 31, 1993.

     In order to provide an additional source of lignite for Dolet Hills Unit 1, in 1988 the Company entered into a contract with Phillips Coal Company (Phillips) for the purchase of approximately 3.5 million tons of lignite over the life of the contract. Deliveries began during 1989, and the contract will expire on January 1, 2005. The contract was amended in 1988 and assigned by

Phillips to Red River Mining Co., a joint venture of the North American Coal Corp. and Phillips. The contract was also amended in 1989 to increase the maximum amount to be delivered during the life of the contract to 3.7 million tons and to increase the maximum amount to be delivered during any year to 430,000 tons. Of this volume, the Company will receive 94.14%, and SWEPCO will receive 5.86%. The minimum annual purchase requirement is 200,000 tons. The price of lignite under the contract is a base price per MMMBtu, subject to escalation, plus certain pass-through costs. The contract may be terminated, subject to penalty provisions, at the option of the Company at any time after January 1, 1995, with 60 days' written advance notice to Red River Mining Co. During 1993 the Company and SWEPCO purchased a total of 460,099 tons of lignite from Red River Mining Co. Of this amount, 205,001 tons were purchased under the base contract, bringing the cumulative total of lignite purchased under this contract as of December 31, 1993 to approximately 1.3 million tons. The remaining 255,098 tons were purchased as spot lignite under two separate amendments negotiated during 1992 and 1993. The spot lignite is purchased at a base price which is escalated in proportion to the escalation in Dolet Hills Mining Ventures' price. Purchases under these amendments are not applicable to the 3.7 million ton contract obligation.

     The amount of lignite used by the Company during 1993 from both mining sources was approximately 1.5 million tons. The continuous supply of lignite from the mining sources may be subject to interruption due to adverse weather conditions or other factors which may disrupt mining operations. At December 31, 1993 the Company's lignite inventory was approximately 346,000 tons (about a 60-day supply).

Oil Supply

     The Company has been able to obtain oil supplies by spot purchases as needed. Rodemacher Power Station has oil storage capacity of 762,000 barrels (approximately a 75-day supply), and the other generating stations have oil storage capacity aggregating 319,000 barrels (approximately a 20-day supply). The Company burned only 88 barrels of oil as a fuel source in 1993.

POWER PURCHASES

     The Company purchases electric energy from neighboring utilities when the price of the energy purchased is less than the cost to the Company of generating such energy from its own facilities. Additionally, the Company has a long-term contract under which it purchases a small percentage of its total energy requirements from a hydroelectric generating plant. During 1993 the Company purchased 1,321 million KWH of electricity, or approximately 18% of its total energy requirements.

SALES

     The Company is a "public utility" engaged principally in the generation, transmission, distribution and sale of electricity solely within Louisiana. For further information regarding the Company's generating stations and its transmission and distribution facilities, see "Power Generation" above and "Properties" in Item 2. The following table sets forth information concerning sales by the Company to various classes of customers for each of the last three years.

                                                    SALES (MILLION KWH)
                                                1993        1992        1991

    Residential                                2,470       2,353       2,313
    Commercial                                 1,109       1,062       1,043
    Industrial                                 2,005       1,972       1,928
    Other retail                                 463         477         464
    Sales for resale *                           175         146         141
    Total sales to regular customers           6,222       6,010       5,889
    Short-term sales to other utilities *        266          88         121
       Total kilowatt-hour sales               6,488       6,098       6,010

    * Sales to the city of Alexandria were reclassified from Short-term sales to other utilities to Sales for resale.

     The Company's 1993 system peak demand occurred in August and was 1,346,000 kilowatts. Sales and peak demand are affected by seasonal demand influenced by weather and are generally highest during the summer air-conditioning and winter heating seasons. The financial effects of seasonal demand on the Company's quarterly operating results are discussed in Note L to the Consolidated Financial Statements on page 32 of the 1993 Annual Report to Shareholders, which information is filed as Exhibit 13 to this report and incorporated into Part II herein by reference.

     The Company expects the peak demand on the system to grow at a compound annual rate of approximately 2% over the next ten years. An ongoing review of future generating requirements continues to indicate that additional generating capacity should not be needed until the year 2000. The Company expects to achieve postponement of additional new capacity by developing a demand-side management program to reduce the load on the system along with refurbishing a retired 55 MW gas unit not currently in service for use as a peaking unit. Such measures are currently under study.

     No customer accounted for 10% or more of the Company's revenues in 1993. Additional information regarding the Company's sales and revenues is set forth on pages 14 and 15 under the subcaption "Results of Operations" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's
1993 Annual Report to Shareholders, which is filed as Exhibit 13 to this report and incorporated herein by reference.

                 REGULATORY AND ENVIRONMENTAL MATTERS

RATES

     Retail electric operations of the Company are subject to the jurisdiction of the Louisiana Public Service Commission (LPSC) with respect to rates, standards of service, accounting and other matters. The LPSC establishes base rates based upon nonfuel costs, including the cost of capital, and sales. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to certain aspects of its electric business, including rates for wholesale service and interconnections with, and the transmission of power for, other utilities. Periodically, the Company has sought and received increases in base rates from both the LPSC and the FERC to cover increases in operating costs and costs associated with additions to generating, transmission and distribution facilities.

     The Company's electric rates include a fuel and purchased power cost adjustment clause which enables the Company to reflect monthly fluctuations in the cost of fuel and short-term purchased power. Additionally, pretax income from certain off-system sales to other utilities is passed on to customers through the fuel cost adjustment
clause.   Fuel costs and  fuel adjustment billing factors are approved by the LPSC and the FERC. These cost adjustments are based on costs from earlier periods which result in over or under-recovery for the period in which the adjustment is made. Any over or under-recovery is corrected by adjustment in later periods. As of December 31, 1993 the net accumulated balance of over-recovery on sales subject to the LPSC's jurisdiction was approximately $5.3 million.

     The Company, along with three other investor-owned electric utility companies operating within the State of Louisiana, was named by consultants in a preliminary report provided to the LPSC at its regularly scheduled meeting held on June 29, 1993, as having a current return on equity which may be higher than a return which would be awarded if rates were established currently. The LPSC offered all four utility companies the opportunity to respond to the consultants' comments within one month. The Company believes that its current return on equity is reasonable, and provided a response to the LPSC.
The LPSC considered the responses of all four companies at its August meeting and elected to review the earnings of all electric, gas and telephone utilities that it regulates (approximately 35 companies), over the next two years. Currently, the Company expects to be reviewed in early 1995.

COMPETITION AND FRANCHISES

     The Company does not experience significant competition for sales of electricity to residential customers due to the existence of franchise rights granted by governmental units and enforced by state regulation. Such franchises are for fixed terms and expire from time to time. In the past, the Company has been successful in the renewal of such franchises in a timely manner. Currently, the Company is negotiating with a nonexclusive municipal franchise affecting about 6,000 customers, or about 2.8% of the Company's customers, to renew its franchise agreement which expires in July 1994. The city administration has indicated that it may seek ownership of the Company's electric system within the city limits by condemnation or otherwise. The outcome of the continuing negotiations for the franchise is uncertain, but the Company will contest any attempt to acquire its customers or local electric system. The Company does compete for residential load with natural gas companies within its service area which offer an alternative fuel for heating needs. The Company also experiences some competition for electric sales to industrial customers in the form of self-generation.

     In recent years, the Company has been successful in competing for wholesale sales within its service territory, including short-term sales to the city of Alexandria and a full requirements sale to the city of St. Martinville. Sales under the St. Martinville agreement, which represents an approximate 13 MW load, will begin in May 1995 and extend through December 2000. The agreement is expected to provide additional base revenues, net of facility payments, of about $4 million over the term of the agreement. The contract has been filed with the FERC for approval. The Louisiana Energy and Power Authority, the city of Lafayette and the American Public Power Association have intervened before the FERC asserting unduly preferential, discriminatory and predatory pricing. The Company is contesting these assertions.

     The Energy Policy Act of 1992 contains provisions which among other things are intended to broaden competition among companies that generate electricity, including nonregulated independent power producers, by promoting open access to transmission networks for wholesale transactions. At this time, the Company is unable to predict the long-range effects this legislation will have on the electric industry and the Company's financial condition or operations.

RECENT DEVELOPMENTS

     On February 22, 1994 the Company announced its interest in purchasing Teche Electric Cooperative, Inc. (Teche). Teche serves about 8,600 customers and its service area, which is in Iberia, St. Martin and St. Mary parishes (counties), is adjacent to and similar to the Company's. Teche officials have indicated in press releases that they intend to resist the acquisition. At this time, the Company is unable to predict whether it will be successful in reaching an agreement with Teche.

ENVIRONMENTAL QUALITY

     The Company is subject to numerous laws and regulations administered by federal, state and local authorities with regard to protection of the environment. These statutory and regulatory provisions impose various substantive requirements, the violation of which may result in substantial fines and penalties. Environmental requirements continue to increase as a result of new legislation, administrative actions and judicial interpretations. Therefore, the precise future effects of existing and potential requirements are difficult to determine.
During 1993 the Company's capital expenditures related to environmental compliance were approximately $2.5 million and such expenditures are estimated to total approximately $4.7 million in 1994. A large portion of this increase is attributable to the new requirement to install continuous emission monitors under the federal Clean Air Act.

Air Quality

     The State of Louisiana regulates emissions from each of the Company's generating units through regulations issued by the Air Quality Division (AQD) of the Louisiana Department of Environmental Quality (LDEQ). In addition, the AQD implements certain programs initially established by the Environmental Protection Agency (EPA). The AQD requires permits for certain generating units including the Company's three most recently constructed generating units, Rodemacher Units 1 and 2 and Dolet Hills Unit 1. All three of these units have received AQD permits. Teche Unit 3 received a permit in 1973 when the unit was modified to burn low-sulfur fuel oil. Emissions from the Company's other units are regulated by Emission Inventory Questionnaires (EIQs), or compliance schedules, which are submitted to the AQD.

     Title IV of the federal Clean Air Act Amendments of 1990 (the Act) established a regulatory program to address the effects of acid rain.
The Act imposes restrictions on sulfur-dioxide (SO2) emissions from certain utility units. It essentially requires that each ton of SO2 emissions must be authorized by the utility's possession of an SO2 allowance. The EPA is required to allocate a set number of allowances to each affected unit. The initial allowance allocation was published in the FEDERAL REGISTER on March 23, 1993. Because the allowances allocated to Rodemacher Unit 2 did not reflect an adjustment that had been previously requested, the Company filed a petition for judicial review of the rule on May 21, 1993 in the United States Court of Appeals for the District of Columbia Circuit. The Company's petition has been consolidated with petitions filed by other parties and the litigation is still in the preliminary procedural stage. If the additional allowances requested from the EPA are not ultimately allocated to Rodemacher Unit
2, that unit may have to procure additional allowances through purchase or transfer from other Company units. At this time, the Company does not expect either of these options to involve a significant increase in the Company's five year construction plan.

     The allowance requirement may prove to be a critical factor in the construction of any new solid-fuel units since the EPA will not allocate allowances to new units. A utility will be required to offset all SO2 emissions from any new unit by utilizing excess allowances it may have from its other units, or by reducing SO2 emissions from those units. A utility may also purchase SO2 allowances through an allowance trading system. Compliance with this requirement of the Act will therefore make the construction of new solid-fuel units more costly.

     The Company's two existing solid-fuel generating units, Rodemacher Unit 2 and Dolet Hills Unit 1, either burn low-sulfur coal or utilize pollution control equipment to reduce sulfur emissions. Phase I of Title IV of the Act, which becomes effective in 1995, will not require the Company to reduce sulfur emissions at either of these two generating units. The Company also does not expect that the limits on SO2 emissions required by Phase II of the Act, effective in the year 2000, will significantly affect the way the Company's existing generating units are operated.

     Title V of the Act requires certain utility and industrial facilities to obtain operating permits. States are required to develop operating permit programs as part of their State Implementation Plans. In November 1993 the LDEQ promulgated new regulations to comply with the requirements of Title V that have been submitted to the EPA for review. EPA approval is expected in 1994 and permit applications must then be submitted in 1995. The operating permits will contain all acid rain permit requirements as well as requirements of existing state and federal air programs. Title V allows states to collect fees up to $25 per ton of regulated emissions to support their operating permit programs. Fee assessments on the Company's affected units have already increased because of this provision. The LDEQ currently charges $7 per ton and that amount is expected to increase.

     Title III of the Act addresses the effects of hazardous air pollutants. Under this provision, a three-year study of utility air emissions will be undertaken. If the results of this study indicate that it is appropriate and necessary to regulate utility emissions as hazardous emissions, the EPA will be authorized to regulate these emissions. The EPA study has not been completed.

Water Quality

     The Company has received from the EPA all National Pollutant Discharge Elimination System (NPDES) permits required under the Clean Water Act for discharges from its four generating stations. NPDES permits have fixed dates of expiration, and the Company has applied for renewal of these permits within the applicable time periods. The Water Pollution Control Division of the LDEQ requires facilities which discharge wastewater into Louisiana waters to be permitted under the Louisiana Water Discharge Permit System (LWDPS). The Company has applied for and received LWDPS permits for its four generating stations.

     The most recently issued NPDES permit for Dolet Hills Unit 1 contained an Administrative Order requiring biomonitoring of the discharge from the impoundment associated with the Fly Ash/Scrubber Sludge Landfill. The Order requires four biomonitoring tests to be performed on a quarterly basis. The four quarterly discharges tested to date have failed all or part of the biomonitoring test criteria which has triggered three additional tests to be performed over the next twelve months. Failure of any one of the three additional tests will require submittal to the EPA of a plan describing options for reducing certain constituents in the discharge. None of the options, if implemented, would affect the operation of the unit, or involve a significant increase in the Company's five year construction plan.

Solid Waste Disposal

     The Solid Waste Division of the LDEQ has adopted regulations and a permitting system for the management and disposal of solid waste generated by electric utilities. The Company has received all required permits from the Solid Waste Division for the on-site disposal of solid waste generated at its generating stations.

     In 1993 the LDEQ promulgated extensive revisions to rules regulating the disposal of solid wastes. The revised rules required modification documents to be submitted by February 1, 1994 for all disposal facilities which have previously received permits. The Company has submitted modification documents for all of its currently permitted solid waste disposal facilities. The Company has requested an exemption from parts of the revised rules for the Dolet Hills landfill facility. The Company is gathering data to demonstrate that the landfill as it operates under its current permit provides sufficient protection of the environment. If the exemption is not granted by the LDEQ, the total cost of constructing new cells at the Dolet Hills landfill facility is expected to increase by an amount ranging from $360,000 to $900,000 per year.

Hazardous Waste Generation

      The Company produces certain wastes at its four generating stations and at other locations which are classified as hazardous. The
Hazardous Waste Division of the LDEQ regulates these wastes and has issued identification numbers to the sites where such wastes are produced. The Company does not treat, store or dispose of these wastes on site; therefore, no permits are required. All hazardous wastes produced by the Company are disposed of at federally permitted hazardous waste disposal sites.

PCB Disposal

     In 1986 the Company was named a Potentially Responsible Party (PRP) by the EPA under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) for its involvement at the Rose Chemicals (Rose) disposal site in Holden, Missouri. The Company had contracted with Rose for disposal of polychlorinated biphenyl (PCB) materials at the site from 1983 through 1986. In naming the Company a PRP, the EPA advised that Rose was no longer authorized to process PCBs for disposal and that the Company, as one of the generators of the materials previously sent to the site, was potentially responsible for the removal and disposal of PCBs remaining at the site pursuant to CERCLA. Under CERCLA, the Company could be held jointly and severally liable for the cost of cleaning up the site. In September 1992, the EPA issued a unilateral Administrative Order under Section 106 of CERCLA requiring the cleanup of contamination at the site. The Company, along with other PRPs, has entered into two Administrative Orders on Consent with Region VII of the EPA for the removal of certain PCB materials from the site. These materials have now been removed and disposed of at federally permitted PCB disposal facilities. The Company has contributed $337,000 to the cleanup of this site and does not presently anticipate any requirement to make additional contributions.

     The Company has complied with the statutory requirements established by the EPA for the general removal from service and disposal of certain equipment containing PCBs. The EPA has authorized the continued use of such equipment in locations where its use does not pose an exposure risk, and the Company uses such equipment only in restricted or remote areas. In 1993 the Company spent $242,000 on the disposal of PCB materials used in its system.

OTHER ISSUES

     The electric utility industry is concerned about other environ-mental issues, such as global warming and the effects of electric and magnetic fields. The Company is participating in research of these issues through its membership in an industry association. At this time, the Company does not know what effect, if any, these other environmental concerns may have on its financial condition or operations.

                      CONSTRUCTION AND FINANCING

     For information on the Company's construction program and financing related matters, see "Financial Condition" under "Management's Discussion and Analysis of Financial Condition and Results of
Operations" on pages 16 and 17 of the 1993 Annual Report to Shareholders, which information is filed as Exhibit 13 to this report and incorporated into Part II herein by reference.

ITEM 2.  PROPERTIES

     All of the Company's electric generating stations and all other operating properties are located in the State of Louisiana. The
Company considers all of its properties to be well maintained, in good operating condition and suitable for their intended purposes.

ELECTRIC GENERATING STATIONS

     As of December 31, 1993, the Company either owned or had an ownership interest in four steam electric generating stations with a combined electric generating capacity of 1,686,000 kilowatts. For additional information regarding the Company's generating facilities, see "Power Generation" under the caption "Electric Operations" in
Item 1.

SUBSTATIONS

     As of December 31, 1993, the Company owned 77 transmission and 306 distribution substations.

ELECTRIC LINES

     On December 31, 1993 the Company's transmission system consisted of approximately 67 circuit miles of 500 kilovolt (kV) lines; 450 circuit miles of 230 Kv lines; 646 circuit miles of 138 Kv lines; and 15 circuit miles of 69 Kv lines. The Company's distribution system consisted of approximately 1,950 circuit miles of 34.5 kV lines and 9,962 circuit miles of other lines.

GENERAL PROPERTIES

     The Company owns various properties which include a seven-story headquarters office building, division offices, a central warehouse, service centers, telecommunications equipment and other facilities owned for general purposes.

TITLE

     The Company's electric generating plants and certain other principal properties are owned in fee. Electric transmission and distribution lines are located either on private rights-of-way or along streets or highways by public consent.

     Substantially all of the Company's property, plant and equipment is subject to liens securing obligations of the Company under an Indenture of Mortgage, none of which impairs the use of such properties in the operation of its business.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any legal proceeding to which it is a party which would have a material adverse effect on its financial condition or competitive position. For a discussion of various legal proceedings or regulatory matters involving the Company, see
"Regulatory and Environmental Matters" in Item 1.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                 EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the executive officers of the Company, their positions held, five-year employment history, ages and years of service as of December 31, 1993 are presented below. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

                                      CURRENT POSITION
                                        AND FIVE-YEAR
NAME OF EXECUTIVE OFFICER             EMPLOYMENT HISTORY


Gregory L. Nesbitt........   President and Chief Executive Officer
                             since April 1993; President and Chief
                             Operating Officer from April 1992 to
                             April 1993; Executive Vice President and
                             Chief Operating Officer from July 1991
                             to April 1992; Executive Vice President
                             from January 1988 to July 1991.  (Age
                             55; 13 years of service)

Robert L. Duncan..........   Vice President-Customer Operations since
                             July 1984.  (Age 51; 28 years of
                             service)

David M. Eppler...........   Vice President-Finance since October
                             1993; Vice President and Treasurer from
                             July 1987 to October 1993.  (Age 43; 12
                             years of service)

Leonard G. Fontenot.......   Vice President-Power Supply and Energy
                             Transmission since April 1986. (Age 56;
                             31 years of service)

Catherine C. Scheffler....   Vice President-Human Resources since
                             October 1993; General Manager-Human
                             Resources from August 1993 to October
                             1993; Administrator-Compensation from
                             May 1991 to August 1993; Vice President
                             at Rapides Bank and Trust Company from
                             December 1987 to April 1991. (Age 38; 2 years of service)

David K. Warner...........   Vice President-Administrative Services
                             since April 1988. (Age 43; 13 years of
                             service)

John L. Baltes, Jr........   Controller since April 1989; Manager-
                             Accounting Services from June 1988 to
                             April 1989.  (Age 47; 12 years of
                             service)

Michael P. Prudhomme......   Secretary-Treasurer since January 1994;
                             Secretary from October 1993 to January
                             1994; Vice President-Customer Services
                             from May 1985 to October 1993.  (Age 50;
                             24 years of service)

John E. Carroll...........   Assistant Secretary since October 1993;
                             Administrator-Benefits from February
                             1991 to October 1993; Supervisor-
                             Compensation from October 1987 to
                             February 1991.  (Age 34; 9 years of
                             service)

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

  The Company's common stock is listed for trading on the New York Stock Exchange (NYSE) and the Pacific Stock Exchange. The following table sets forth high and low sales prices for the Company's common stock as reported on the NYSE Composite Transactions Tape and dividends paid per share during each calendar quarter of 1993 and 1992.

                                 1993                                     1992*
                         SALES PRICE                             SALES PRICE
                        HIGH      LOW        DIVIDENDS         HIGH        LOW    DIVIDENDS
First Quarter         $25-3/8   $23-1/2       $.345          $24-15/16   $22-3/4    $.335
Second Quarter        $26-3/4   $24-3/4       $.355          $26-1/4     $23-1/8    $.345
Third Quarter         $27-1/8   $25-1/4       $.355          $25-5/8     $23-3/8    $.345
Fourth Quarter        $27       $23           $.355          $24-3/4     $23        $.345

* All prior-period amounts have been adjusted to reflect a two-for-one stock split effective in May 1992.

  Subject to the prior rights of the holders of the respective series of the Company's preferred stock, such dividends as determined by the Board of Directors of the Company may be declared and paid on the common stock from time to time out of funds legally available therefor. The provisions of the Company's charter applicable to preferred stock and certain provisions contained in the debt instruments of the Company under certain circumstances restrict the amount of retained earnings available for the payment of dividends by the Company. The most restrictive covenant requires that common shareholders' equity be not less than 30% of total capitalization, including short-term debt. At
December 31, 1993 approximately $129,000,000 of retained earnings was not restricted. On January 21, 1994 the Board of Directors of the Company declared a quarterly dividend of $.355 per share which was paid on February 15, 1994, to common shareholders of record on January 31, 1994. The Company currently expects that dividends of a comparable amount on its common stock will continue to be paid in the future.

  As of February 22, 1994 there were 12,992 holders of record of the Company's common stock, and the closing price of the Company's common stock as reported on the NYSE Composite Transactions Tape was $22.25 per share.

ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth certain selected financial data for the respective periods presented and should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto set forth on pages 20 through 33 in the 1993 Annual Report to Shareholders, which information is filed as Exhibit 13 to this report and incorporated into Item 8 herein by reference.

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                           1993         1992          1991     1990        1989
FINANCIAL DATA (IN THOUSANDS, EXCEPT
   PER SHARE AMOUNTS AND RATIOS)
Statement of Income Data
   Operating revenues                   $382,433     $351,613      $343,350  $341,188    $324,109
   Net income                            $41,812      $45,239       $44,929   $42,544     $41,548
   Net income applicable
     to common stock                     $39,827      $43,010       $42,957   $41,663     $39,884
   Net income per common share (1)         $1.78        $1.93         $1.92     $1.85       $1.77
   Cash dividends paid per
     common share (1)                     $1.410       $1.370        $1.325    $1.265      $1.205
Ratio of earnings to
     fixed charges                         3.30x        3.16x         2.99x     2.84x       2.72x
Ratio of earnings to
     combined fixed charges and
     preferred stock dividends             2.96x        2.83x         2.73x     2.73x       2.54x

Balance Sheet Data
     (at end of period)
   Total assets                       $1,161,635     $978,220      $973,472  $920,999    $921,010
   Long-term obligations and
     redeemable preferred stock         $358,329     $318,214      $400,605  $328,526    $270,186

OPERATING STATISTICS
Electric sales - regular system
  customers (million KWH)
    Residential                            2,470        2,353         2,313     2,225       2,158
    Commercial                             1,109        1,062         1,043       997         968
    Industrial                             2,005        1,972         1,928     1,971       1,876
    Other retail                             463          477           464       434         412
    Sales for resale (2)                     175          146           141       216         260
Total sales to regular customers           6,222        6,010         5,889     5,843       5,674
Short-term energy sales to other
  utilities (million KWH) (2)                266           88           121        86          64
Total electric sales                       6,488        6,098         6,010     5,929       5,738

System peak (thousand kilowatts)           1,346        1,308         1,233     1,218       1,148
Electric customers (3)                   212,559      213,941       211,332   201,763     199,466

(1) All prior-period per share amounts have been restated to reflect a two-for-one stock split effective in May 1992.

(2) Sales to the City of Alexandria have been reclassified from Short-term energy sales to other utilities to Sales for resale.

(3) Beginning in 1993 the method of counting customers was revised due to the implementation of a new customer information system.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The information set forth on pages 14 through 18 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year ended December 31, 1993, furnished to the Securities and Exchange Commission pursuant to Rule 14a - 3(b) under the Securities Exchange Act of 1934 (1993 Annual Report to Shareholders), is incorporated herein by reference; such information is filed as Exhibit 13 to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information set forth on pages 20 through 33 in the 1993 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the subcaption "Directors" under the caption "Election of Directors" in the Company's definitive Proxy Statement dated March 9, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange
Act of 1934 (1994 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" on pages 16 and 17 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the subcaption "Organization and Compensation of the Board of Directors" under the caption "Election of Directors" and under the caption "Executive Compensation" in the 1994 Proxy Statement (excluding the information required by paragraphs (i), (k) and (l) of Item 402 of Regulation S-K) is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information set forth under the caption "Security Ownership of Directors and Management" and under the caption "Security Ownership of Certain Beneficial Owners" in the 1994 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the subcaption "Compensation
Committee Interlocks and Insider Participation" under the caption
"Election of Directors" in the 1994 Proxy Statement is incorporated herein by reference.
                                  21

Page>

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

                                                                          Reference (Page)

                                                                                           1993 Annual
                                                                      Form 10-K             Report to
                                                                    Annual Report          Shareholders
14(a)(1)  Financial Statements and Supplementary Data
            on pages 20 through 33 in the Company's 1993
            Annual Report to Shareholders are filed as
            Exhibit 13 to this report and are incorporated
            herein by reference.

          Consolidated Statements of Income for the years ended
            December 31, 1993, 1992 and 1991                                                     20

          Consolidated Balance Sheets at December 31, 1993 and 1992                              21

          Consolidated Statements of Cash Flows for the years ended
            December 31, 1993, 1992, and 1991                                                    22

          Consolidated Statements of Changes in Common Shareholders'
            Equity for the years ended December 31, 1993, 1992 and 1991                          23

          Notes to Consolidated Financial Statements                                             24

          Report of Independent Accountants                                                      33

14(a)(2)  Financial Statement Schedules

          Report of Independent Accountants                                    30

          Schedule     V - Property, Plant and Equipment                       31

          Schedule    VI - Accumulated Depreciation of Property,
                           Plant and Equipment                                 34

          Schedule  VIII - Valuation and Qualifying Accounts                   36

          Schedule    IX - Short-Term Borrowings                               38

          Financial statement schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

14(a)(3)  List of Exhibits

     The Exhibits designated by an asterisk are filed herewith. The Exhibits not so designated have been previously filed with the Securities and Exchange Commission, and are incorporated herein by reference. The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this report.

                                                                      SEC FILE OR      REGISTRATION
                                                                      REGISTRATION      STATEMENT        EXHIBIT
                            EXHIBITS                                     NUMBER         OR REPORT        NUMBER
  3(a)        Restated Articles of Incorporation of the                  1-5663         10-Q(3/92)       3
                Company dated as of July 24, 1989,
                as amended through April 24, 1992

  3(b)        Amended and Restated Bylaws of the                         1-5663         8-K(2/91)        3(a)
                Company, as amended to January 25, 1991

  4(a)(1)    Indenture of Mortgage dated as of July 1,                   2-27284        S-1(10/17/67)    4(b)(1)
                1950, between the Company and First
                National Bank of New Orleans, as Trustee

  4(a)(2)    First Supplemental Indenture dated as                       2-27284        S-1(10/17/67)    4(b)(2)
                of October 1, 1951, to Exhibit 4(a)(1)

 4(a)(3)     Second Supplemental Indenture dated as                      2-27284        S-1(10/17/67)    4(b)(3)
                of June 1, 1952, to Exhibit 4(a)(1)

 4(a)(4)     Third Supplemental Indenture dated as                       2-27284        S-1(10/17/67)    4(b)(4)
                of January 1, 1954, to Exhibit 4(a)(1)

 4(a)(5)     Fourth Supplemental Indenture dated as                      2-27284        S-1(10/17/67)    4(b)(5)
                of November 1, 1954, to Exhibit 4(a)(1)

 4(a)(6)     Tenth Supplemental Indenture dated as                       1-5663         10-K(1986)       4(a)(11)
                of September 1, 1965, to Exhibit 4(a)(1)

 4(a)(7)     Eleventh Supplemental Indenture dated                       2-32069        S-9(4/7/69)      2(m)
                as of April 1, 1969, to Exhibit 4(a)(1)

*4(a)(8)     Eighteenth Supplemental Indenture dated as
                of December 1, 1982, to Exhibit 4(a)(1)

*4(a)(9)     Nineteenth Supplemental Indenture dated as
                of January 1, 1983, to Exhibit 4(a)(1)

 4(a)(10)    Twentieth Supplemental Indenture dated as                   1-5663         8-K(9/83)        4(a)(21)
                of September 1, 1983, to Exhibit 4(a)(1)

 4(a)(11)    Twenty-First Supplemental Indenture dated as                1-5663         10-Q(6/84)       4(a)(22)
                of July 1, 1984, to Exhibit 4(a)(1)

 4(a)(12)    Twenty-Third Supplemental Indenture dated as                1-5663         8-K(4/85)        4(a)(24)
                of April 15, 1985, to Exhibit 4(a)(1)

 4(a)(13)    Twenty-Fourth Supplemental Indenture dated as               1-5663         8-K(2/86)        4(a)(25)
                of February 15, 1986, to Exhibit 4(a)(1)

 4(a)(14)    Twenty-Fifth Supplemental Indenture dated as                1-5663         8-K(4/86)        4(a)(26)
                of April 15, 1986, to Exhibit 4(a)(1)

 4(a)(15)    Twenty-Sixth Supplemental Indenture dated as                1-5663         8-K(3/90)        4(a)(27)
                of March 15, 1990, to Exhibit 4(a)(1)

 4(a)(16)    Twenty-Seventh Supplemental Indenture dated as              1-5663         8-K(7/91)        (a)(28)
                of July 15, 1991, to Exhibit 4(a)(1)

 4(b)(1)     Indenture dated December 29, 1948, between                  2-27284        S-1(10/17/67)    4(f)(1)
                Louisiana Rural Electric Corporation (LREC)
                and Fidelity National Bank of Baton Rouge,
                as Trustee

4(b)(2)      Supplemental Indenture dated August 25, 1949,               2-27284        S-1(10/17/67)    4(f)(2)
                to Exhibit 4(b)(1)

4(b)(3)      Supplemental Indenture dated July 13, 1951, to              2-27284        S-1(10/17/67)    4(f)(3)
                Exhibit 4(b)(1)

 4(b)(4)     Supplemental Indenture dated July 11, 1958, to              1-5663         10-K(1986)       4(b)(4)
                Exhibit 4(b)(1)

 4(b)(5)     Supplemental Indenture dated September 26, 1961,            2-27284        S-1(10/17/67)    4(f)(4)
                to Exhibit 4(b)(1)

 4(b)(6)     Assumption Agreement dated July 25, 1978,                   1-5663         10-K(1988)       4(b)(6)
                between the Company and the United States of
                America, relating to Exhibit 4(b)(1)

 4(b)(7)     Sale and Assumption of Mortgages dated August 1,            1-5663         10-K(1988)       4(b)(7)
                1978, between the Company and LREC, relating to
                Exhibit 4(b)(1)

 4(c)        Agreement dated October 2, 1980, between the                1-5663         10-K(1990)       4(g)
                Company and the City of Franklin, Louisiana

 4(d)        Indenture between the Company and Bankers                   33-24896       S-3(10/11/88)    4(b)
                Trust Company, as Trustee, dated as of
                October 1, 1988

 4(e)        Trust Indenture (The Industrial Development                 1-5663         10-K(1991)       4(i)
                Board of the Parish of Rapides, Inc.
                (Louisiana) Adjustable Tender Pollution
                Control Revenue Refunding Bonds, Series 1991)
                dated as of May 1, 1991, between The Industrial
                Development Board of the Parish of Rapides, Inc.
                and First National Bank of Commerce

 4(f)        Refunding Agreement (The Industrial                         1-5663         10-Q(6/91)       10(a)
                Development Board of the Parish of Rapides,
                Inc. (Louisiana) Adjustable Tender Pollution
                Control Revenue Refunding Bonds, Series
                1991) dated as of May 1, 1991, between the
                Company and The Industrial Development
                Board of the Parish of Rapides, Inc.

4(g)         Trust Indenture (Parish of DeSoto, State of                 1-5663         10-K(1991)       4(k)
                Louisiana Adjustable Tender Pollution Control
                Revenue Refunding Bonds, Series 1991A)
                dated as of May 1, 1991, between Parish of
                DeSoto, State of Louisiana and First
                National Bank of Commerce

   4(h)      Refunding Agreement (Parish of DeSoto,                      1-5663         10-Q(6/91)       10(b)
                State of Louisiana Adjustable Tender Pollution
                Control Revenue Refunding Bonds, Series
                1991A) dated as of May 1, 1991, between
                the Parish of DeSoto, State of Louisiana
                and the Company


   4(i)      Trust Indenture (Parish of DeSoto, State of                 1-5663         10-K(1991)       4(m)
                Louisiana Adjustable Tender Pollution
                Control Revenue Refunding Bonds, Series 1991B)
                dated as of May 1, 1991, between Parish of
                DeSoto, State of Louisiana and First National
                Bank of Commerce

   4(j)      Refunding Agreement (Parish of DeSoto,                      1-5663         10-Q(6/91)       10(c)
                State of Louisiana Adjustable Tender Pollution
                Control Revenue Refunding Bonds, Series
                1991B) dated as of May 1, 1991, between
                the Parish of DeSoto, State of Louisiana
                and the Company

   4(k)      $100,000,000 Credit Agreement dated as of                   1-5663         10-K(1992)       4(k)
                April 30, 1992, among the Company, certain
                Banks parties thereto, and Citibank, N.A.,
                as Agent

**10(a)      1990 Long-Term Incentive Compensation Plan                  1-5663         1990 Proxy       A
                                                                                        Statement (4/90)

**10(b)      1981 Incentive Stock Option Plan                            1-5663         10-K(1992)       10(i)

**10(c)      Amended Description of Incentive Compensation               1-5663         10-K(1985)       10(k)
                Plan

**10(d)      Deferred Compensation Plan for Directors                    1-5663         10-K(1992)       10(n)

**10(e)(1)   Supplemental Executive Retirement Plan                      1-5663         10-K(1992)       10(o)(1)

**10(e)(2)   Supplemental Executive Retirement Plan                      1-5663         10-K(1992)       10(o)(2)
                Participation Agreement

**10(f)      Executive Severance Agreement between the                   1-5663         10-K(1992)       10(p)
                Company and Gregory L. Nesbitt

**10(g)      Executive Severance Agreement between the                   1-5663         10-K(1992)       10(r)
                Company and Robert L. Duncan

**10(h)      Executive Severance Agreement between the                   1-5663         10-K(1992)       10(t)
                Company and David M. Eppler

**10(i)      Executive Severance Agreement between the                   1-5663         10-K(1992)       10(u)
                Company and Leonard G. Fontenot

**10(j)      Executive Severance Agreement between the                   1-5663         10-K(1992)       10(w)
                Company and Michael P. Prudhomme

**10(k)      Executive Severance Agreement between the                   1-5663         10-K(1992)       10(x)
                Company and David K. Warner

**10(l)      Executive Severance Agreement between the                   1-5663         10-K(1992)       10(y)
                Company and John L. Baltes, Jr.

**10(m)      Agreement between the Company and                           1-5663         10-K(1992)       10(z)
                Scott O. Brame in connection with payment
                of bonus for 1992

10(n)(1)     Receivables Purchase Agreement, dated                       1-5663         10-Q(3/90)       10(x)(1)
                 as of April 9, 1990, among the
                 Company, Corporate Asset Funding
                 Company, Inc. and Citicorp North America, Inc.


10(n)(2)     Receivables Purchase Agreement, dated                       1-5663         10-Q(3/90)       10(x)(2)
                 as of April 9, 1990, among the Company,
                 Citicorp, N.A. and Citicorp
                 North America, Inc.

10(o)(1)     Term Loan Agreement dated as of April 2, 1991,              1-5663         10-Q(3/91)       4(b)
                 among the 401(k) Savings and Investment Plan
                 ESOP Trust, the Company, as Guarantor, the
                 Banks listed therein and The Bank of New York,
                 as Agent, relating to Exhibit 4(f)

10(o)(2)     Assignment and Assumption Agreement, effective              1-5663         10-Q(3/91)       4(c)
                 as of May 6, 1991, between The Bank of New York
                 and the Canadian Imperial Bank of Commerce,
                 relating to Exhibit 4(f)

10(o)(3)     Assignment and Assumption Agreement dated as of             1-5663         10-K(1991)       10(y)(3)
                 July 3, 1991, among The Bank of New York, Rapides
                 Bank and Trust Company in Alexandria, relating
                 to Exhibit 4(f)

10(o)(4)     Assignment and Assumption Agreement dated as of             1-5663         10-K(1992)       10(bb)(4)
                July 6, 1992, among The Bank of New York,
                CIBC, Inc. and Rapides Bank and Trust Company
                in Alexandria, as Assignors, the 401(k)
                Savings and Investment Plan ESOP Trust, as
                Borrower, and the Company, as Guarantor

10(p)        Reimbursement Agreement (The Industrial                     1-5663         10-Q(6/91)       4(a)
                Development Board of the Parish of Rapides,
                Inc. (Louisiana) Adjustable Tender Pollution
                Control Revenue Refunding Bonds, Series
                1991) dated as of May 29, 1991, among the
                Company, various financial institutions,
                Swiss Bank Corporation and The First
                National Bank of Chicago

10(p)(1)     Remarketing Agreement (The Industrial Development           1-5663         10-K(1991)       10(z)(1)
                 Board of the Parish of Rapides, Inc. (Louisiana)
                 Adjustable Tender Pollution Control Revenue
                 Refunding Bonds, Series 1991) dated as of
                 May 1, 1991, between the Company and Smith Barney,
                 Harris Upham & Co. Incorporated

10(p)(2)     Tender Agreement (The Industrial Development Board          1-5663         10-K(1991)       10(z)(2)
                 of the Parish of Rapides, Inc. (Louisiana)
                 Adjustable Tender Pollution Control Revenue
                 Refunding Bonds, Series 1991) dated as of
                 May 1, 1991, among First National Bank of Commerce,
                 as Trustee, the Company, The First National
                 Bank of Chicago, as Tender Agent and Registrar,
                 Smith Barney, Harris Upham & Co. Incorporated,
                 as Remarketing Agent, and Swiss Bank Corporation,
                 as Bank

10(q)        Reimbursement Agreement (Parish of DeSoto,                  1-5663         10-Q(6/91)       4(b)
                 State of Louisiana Adjustable Tender Pollution
                 Control Revenue Refunding Bonds, Series
                 1991A) dated as of May 29, 1991, among the
                 Company, various financial institutions,
                 Swiss Bank Corporation and The First
                 National Bank of Chicago

*10(q)(1)    Remarketing Agreement (Parish of DeSoto, State of           1-5663
                 Louisiana Adjustable Tender Pollution Control
                 Revenue Refunding Bonds, Series 1991A) dated as
                 of October 12, 1993, between the Company and
                 PaineWebber Incorporated

 10(q)(2)    Tender Agreement (Parish of DeSoto, State of                1-5663         10-K(1991)       10(aa)(2)
                 Louisiana Adjustable Tender Pollution Control
                 Revenue Refunding Bonds, Series 1991A) dated as
                 of May 1, 1991, among First National Bank of
                 Commerce, as Trustee, the Company, The
                 First National Bank of Chicago, as Tender Agent
                 and Registrar, Smith Barney, Harris Upham &
                 Co. Incorporated, as Remarketing Agent, and
                 Swiss Bank Corporation, as Bank

 10(r)       Reimbursement Agreement (Parish of DeSoto,                   1-5663        10-Q(6/91)       4(c)
                State of Louisiana Adjustable Tender
                Pollution Control Revenue Refunding Bonds,
                Series 1991B) dated as of May 29, 1991,
                among the Company, various financial
                institutions, Swiss Bank Corporation and
                The First National Bank of Chicago

 10(r)(1)    Remarketing Agreement (Parish of DeSoto, State of           1-5663         10-K(1991)       10(bb)(1)
                Louisiana Adjustable Tender Pollution Control
                Revenue Refunding Bonds, Series 1991B) dated as
                of May 1, 1991, between the Company and Smith
                Barney, Harris Upham & Co. Incorporated

 10(r)(2)    Tender Agreement (Parish of DeSoto, State of                1-5663         10-K(1991)       10(bb)(2)
                 Louisiana Adjustable Tender Pollution Control
                 Revenue Refunding Bonds, Series 1991B) dated as of
                 May 1, 1991, among First National Bank of Commerce,
                 as Trustee, the Company, The First National
                 Bank of Chicago, as Tender Agent and Registrar,
                 Smith Barney, Harris Upham & Co. Incorporated,
                 as Remarketing Agent, and Swiss Bank Corporation,
                 as Bank

 10(s)      Selling Agency Agreement between the Company                 1-5663         8-K(2/92)        1
                and Salomon Brothers Inc., The First Boston
                Corporation and Smith Barney, Harris Upham &
                Co. Incorporated dated as of February 27, 1992


 10(t)      401(k) Savings and Investment Plan ESOP                      1-5663         10-Q(3/91)       4(a)
                Trust Agreement dated as of April 2, 1991,
                between State Street Bank and Trust
                Company and the Company

*11         Computation of Net Income Per Common Share

*12         Computation of Earnings to Fixed Charges and Earnings
                to Combined Fixed Charges and Preferred
                Stock Dividends

*13         Management's Discussion and Analysis of Financial
                Condition and Results of Operations, Consolidated
                Financial Statements and Supplementary Data and
                Report of Independent Accountants

*23         Consent of Independent Accountants

*24         Power of Attorney from each Director of the Company
                whose signature is affixed to this Form 10-K
                for the year ended December 31, 1993

14(b)  Reports on Form 8-K

   The Company filed a Report on Form 8-K dated as of February 22,
   1994 to announce its interest in purchasing Teche Electric
Cooperative, Inc. For more information see "Recent Developments" under "Regulatory and Environmental Matters" in Item 1.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Central Louisiana Electric Company, Inc.:


Our report on the consolidated financial statements of Central
Louisiana Electric Company, Inc. has been incorporated by reference in this Form 10-K from page 33 of the 1993 Annual Report to Shareholders of Central Louisiana Electric Company, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a)(2) on page 22 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND

New Orleans, Louisiana
January 21, 1994

                 CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
               SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT(1)

                   FOR THE YEAR ENDED DECEMBER 31, 1993
                            (In thousands)

          Col. A                   Col. B        Col. C            Col. D      Col. E           Col. F
                                                                               Other
                                   Balance at                                  Changes        Balance at
                                   Beginning     Additions                       Add             End
     Classification                of Period     at Cost          Retirements  (Deduct)       of Period

Property, plant and equipment,
    including intangibles:

     Electric plant in service:
      Organization               $        7                                                   $        7
      Franchises and consents         2,125                                                        2,125
      Production                    492,677      $ 5,044          $ 1,696       $    137         496,162
      Transmission                  227,156       32,300            1,119           (174)        258,163
      Distribution                  392,302       26,021            8,406           (144)        409,773
      General                        50,087       11,842              943              9          60,995
      Other (3)                      13,786                                                       13,786
      Acquisition adjustment            133                                            3             136
         Total electric plant
           in service             1,178,273      $75,207(4)       $12,164       $   (169)      1,241,147
Construction work in progress        57,342      $53,269(2)                     $(76,969)(4)      33,642

            Total electric plant $1,235,615                                                   $1,274,789

     (1) The provision for depreciation is computed using the straight-line method at rates approved by the LPSC which will amortize the unrecovered cost of depreciable property over its estimated useful life. The average annual composite rate for the depreciation of electric plant used by the Company in 1993 was 3.11%.

     (2) Additions to property, plant and equipment initially consist of construction work in progress expenditures which are reclassified to the appropriate functional categories upon completion.

     (3) Includes lignite related fee land, lease acquisitions and associated costs.

     (4) Includes the reclassification of construction work in progress expenditures to the appropriate functional categories upon completion.

                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT(1)

                       FOR THE YEAR ENDED DECEMBER 31, 1992
                              (In thousands)

          Col. A                    Col. B            Col. C          Col. D      Col. E           Col. F
                                                                                   Other
                                    Balance at                                    Changes       Balance at
                                    Beginning        Additions                      Add            End
     Classification                 of Period        at Cost        Retirements   (Deduct)      of Period

Property, plant and equipment,
    including intangibles:

     Electric plant in service:
         Organization               $        7                                                  $        7
      Franchises and consents            2,125                                                       2,125
      Production                       496,157       $ 1,028        $  190        $(4,318)         492,677
      Transmission                     220,332         5,548           334          1,610          227,156
      Distribution                     371,472        24,293         2,658           (805)         392,302
      General                           48,157         2,298           126           (242)          50,087
      Other (4)                         13,736            50                                        13,786
      Acquisition adjustment               136                                         (3)             133
         Total electric plant
         in service                  1,152,122       $33,217(5)     $3,308        $(3,758)(3)    1,178,273

     Construction work in progress     26,134        $64,425(2)                   $(33,217)(5)      57,342

            Total electric plant    $1,178,256                                                  $1,235,615

(1) The provision for depreciation is computed using the straight-line method at rates approved by the LPSC which will amortize the unrecovered cost of depreciable property over its estimated useful life. The average annual composite rate for the depreciation of electric plant used by the Company in 1992 was 3.13%.

     (2) Additions to property, plant and equipment initially consist of construction work in progress expenditures which are reclassified to the appropriate functional categories upon completion.

     (3)  Includes the following:
               Reclassification of power plant spare
               parts to inventory ....................      $(4,318)

               Adjustment relating to City of Opelousas
               equipment ..............................         788

               Sale of portion of old New Iberia service
               center property ........................        (228)

                                                            $(3,758)

     (4) Includes lignite related fee land, lease acquisitions and associated costs.

     (5) Includes the reclassification of construction work in progress expenditures to the appropriate functional categories upon completion.

               CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT(1)
                  FOR THE YEAR ENDED DECEMBER 31, 1991
                            (In thousands)

          Col. A                    Col. B             Col. C         Col. D      Col. E           Col. F
                                                                                   Other
                                    Balance at                                    Changes      Balance at
                                    Beginning        Additions                      Add           End
     Classification                 of Period        at Cost        Retirements   (Deduct)     of Period
Property, plant and equipment,
   including intangibles:

         Electric plant:
            Organization            $        7                                                 $        7
       Franchises and consents              25                                  $  2,100            2,125
       Production                      494,468       $ 3,183          $1,815         321          496,157
       Transmission                    204,465        16,533             963         297          220,332
       Distribution                    346,600        25,054           4,845       4,663          371,472
       General                          45,821         3,546           1,176         (34)          48,157
       Other (4)                        13,718            18                                       13,736
       Acquisition adjustment              136                                                        136
       Total electric plant
         in service                  1,105,240       $48,334(5)       $7,347    $  7,347(3)     1,152,122

    Construction work in progress       24,019       $50,449(2)                 $(48,334)(5)       26,134
    Total electric plant            $1,129,259                                                 $1,178,256

     (1)  The  provision  for  depreciation is computed using the straight-line method at rates approved by the LPSC which
          will amortize the   unrecovered cost  of  depreciable
          property  over its estimated useful life.  The average
          annual composite rate for the depreciation of   electric
          plant used by the Company in 1991 was 3.15%.

     (2) Additions to property, plant and equipment initially consist mainly of construction expenditures which are reclassified to the appropriate functional categories upon completion.

     (3)  Includes the following:
               City of Opelousas distribution system....... $4,469

               Initial franchise fee to the City of
               Opelousas .................................. 2,100

               Purchase of distribution equipment
               from LP&L ..................................    77

               Adjustment for Alexandria 2nd
               interconnection project ....................   332

               Dolet Hills power station settlement........   372

               Adjustment for unrecovered Creole
               pipeline facilities ........................   (79)

               Other City of Opelousas equipment...........    79

               Donation of land to the City of
               Pineville ..................................   (12)

               Adjustment for reclassification
               of voltmeters ..............................     9
                                                           $7,347

     (4) Includes lignite related fee land, lease acquisitions and associated costs.

     (5) Includes the reclassification of construction work in progress expenditures to the appropriate functional categories upon completion.



                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                    SCHEDULE VI -- ACCUMULATED DEPRECIATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

               Col. A                    Col. B        Col. C        Col. D         Col. E        Col. F
                                                      ADDITIONS                      OTHER
                                        BALANCE AT    CHARGED TO                   CHANGES --    BALANCE AT
                                        BEGINNING     COSTS AND                       ADD           END
             DESCRIPTION                OF PERIOD      EXPENSES     RETIREMENTS     (DEDUCT)     OF PERIOD
Electric                                $  355,527     $ 35,235      $  11,779        --         $  378,983
Transportation                               1,132           22            384        --                770
  Total                                 $  356,659     $ 35,257      $  12,163        --         $  379,753

                      FOR THE YEAR ENDED DECEMBER 31, 1992
                                 (IN THOUSANDS)
               Col. A                    Col. B        Col. C        Col. D         Col. E        Col. F
                                                      ADDITIONS                      OTHER
                                        BALANCE AT    CHARGED TO                   CHANGES --    BALANCE AT
                                        BEGINNING     COSTS AND                       ADD           END
             DESCRIPTION                OF PERIOD      EXPENSES     RETIREMENTS     (DEDUCT)     OF PERIOD
Electric                                $  326,115     $ 35,003      $   4,844       $ (747)(1)  $  355,527
Transportation                               1,105           18             (9)                       1,132
  Total                                 $  327,220     $ 35,021      $   4,835       $ (747)     $  356,659

(1) Includes the following:

         Reclassification of power plant spare
           parts to inventory-------------------  $  (1,333)

         Sale of portion of old New Iberia
           service center property--------------       (128)

         Adjustment relating to City of
           Opelousas equipment------------------        714
                                                  $    (747)

                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                  SCHEDULE VI -- ACCUMULATED DEPRECIATION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1991
                                 (IN THOUSANDS)

               Col. A                    Col. B        Col. C        Col. D         Col. E        Col. F
                                                      ADDITIONS                       OTHER
                                        BALANCE AT    CHARGED TO                   CHANGES --     BALANCE AT
                                        BEGINNING     COSTS AND                        ADD           END
             DESCRIPTION                OF PERIOD      EXPENSES     RETIREMENTS     (DEDUCT)      OF PERIOD
Electric                                $  299,656     $ 34,198       $ 8,247         $ 508(1)    $  326,115
Transportation                               1,391           22           308                          1,105
    Total                               $  301,047     $ 34,220       $ 8,555         $ 508       $  327,220

(1) Includes the following:

            Write-off of obsolete materials-------------  $  320

            Insurance reimbursement for
              property damage---------------------------     188
                                                          $  508

                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)
               Col. A                    Col. B        Col. C        Col. D         Col. E
                                                      ADDITIONS
                                        BALANCE AT    CHARGED TO                  BALANCE AT
                                        BEGINNING      COST AND                      END
             DESCRIPTION                OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
Allowance for uncollectible accounts      $  779         $ 92         $  334(1)     $  537(2)

(1) Uncollectible accounts written off, less recoveries.

(2) Deducted in the balance sheet.

                      FOR THE YEAR ENDED DECEMBER 31, 1992
                                 (IN THOUSANDS)
               Col. A                    Col. B        Col. C        Col. D         Col. E
                                                      ADDITIONS
                                        BALANCE AT    CHARGED TO                  BALANCE AT
                                        BEGINNING      COST AND                      END
             DESCRIPTION                OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
Allowance for uncollectible accounts      $  733        $  240        $  194(1)     $  779(2)

(1) Uncollectible accounts written off, less recoveries.

(2) Deducted in the balance sheet.
                                              36

                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEAR ENDED DECEMBER 31, 1991
                                 (IN THOUSANDS)
               Col. A                    Col. B        Col. C        Col. D         Col. E
                                                      ADDITIONS
                                        BALANCE AT    CHARGED TO                  BALANCE AT
                                        BEGINNING      COST AND                      END
             DESCRIPTION                OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
Allowance for uncollectible accounts      $  561        $  400       $  228(1)     $  733(2)

(1) Uncollectible accounts written off, less recoveries.

(2) Deducted in the balance sheet.

                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                      SCHEDULE IX -- SHORT-TERM BORROWINGS

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                     (IN THOUSANDS, EXCEPT INTEREST RATES)
               Col. A                    Col. B        Col. C        Col. D         Col. E        Col. F
                                                                    MAXIMUM        AVERAGE        WEIGHTED
                                                      WEIGHTED      AMOUNT         AMOUNT          AVERAGE
                                        BALANCE AT    AVERAGE     OUTSTANDING    OUTSTANDING    INTEREST RATE
        CATEGORY OF AGGREGATE           BEGINNING     INTEREST    DURING THE     DURING THE      DURING THE
      SHORT-TERM BORROWINGS(1)          OF PERIOD       RATE        PERIOD        PERIOD(2)       PERIOD(3)
For the year ended December 31,
  1993-------------------------------    $ 28,373      $3.34%      $  91,200      $  53,441         3.24%
For the year ended December 31,
  1992-------------------------------    $ 63,870      $3.70%      $  87,200      $  43,427         3.66%
For the year ended December 31,
  1991-------------------------------    $ 25,065(4)   $5.09%      $  76,500(4)   $  40,186(4)      6.44%(4)

(1) Consists of indebtedness for commercial paper and borrowings from banks pursuant to revolving credit agreements and uncommitted lines of credit.

(2) Computed based on the average daily principal balances.

(3) Computed by dividing the actual interest paid by the average amount outstanding during the period.

(4) Includes $25 million of commercial paper reclassified in the Company's balance sheet as long-term debt as of December 31, 1991.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                                            (Registrant)



                                     By /s/  GREGORY L. NESBITT
                                             (Gregory L. Nesbitt,
                                             President and Chief
                                             Executive Officer)
Date:  March 30, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                Title                       Date

/s/ GREGORY L. NESBITT
   (Gregory L. Nesbitt)    President, and Chief           March 30, 1994
                           Executive Officer
                           (Principal Executive
                           Officer)
/s/ DAVID M. EPPLER
   (David M. Eppler)       Vice President                 March 30, 1994
                           (Principal Financial
                           Officer)
/s/ JOHN L. BALTES, JR.
   (John L. Baltes, Jr.)   Controller (Principal          March 30, 1994
                           Accounting Officer)

 SHERIAN G. CADORIA

 J. PATRICK GARRETT

 F. BEN JAMES, JR.

 HUGH J. KELLY

 WILLIAM A. LOCKWOOD           Directors*

 A. DELOACH MARTIN, JR.

 ROBERT T. RATCLIFF

 EDWARD D. SIMMONS

 ERNEST L. WILLIAMSON


 *By  /s/  DAVID M. EPPLER
          (David M. Eppler, as
           Attorney-in-Fact)                         March 30, 1994