Form 10-Q
period 1994-03-31
CENTRAL LOUISIANA ELECTRIC CO INC
filed 1994-05-13
CIK 18672

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


                            FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994  Commission file number 1-5663

                               Or

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

            Central Louisiana Electric Company, Inc.
     (Exact name of registrant as specified in its charter)

                  Louisiana                        72-0244480
              (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)      Identification No.)


     2030 Donahue Ferry Road, Pineville, Louisiana 71360-5226
          (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code:  (318) 484-7400


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes   X  .  No      .

   As of May 2, 1994 there were 22,398,341 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                           TABLE OF CONTENTS

                                                              Page

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements............................     1
            Report of Independent Accountants..............     2
            Consolidated Balance Sheet.....................     3
            Consolidated Statement of Income...............     5
            Consolidated Statement of Cash Flows...........     6
            Notes to Consolidated Financial Statements.....     7
  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations
            Financial Condition............................     8
            Results of Operations..........................     8

PART II.   OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of
             Security Holders..............................    10
  Item 5.  Other Information...............................    10
  Item 6.  Exhibits and Reports on Form 8-K................    11

SIGNATURE..................................................    12

                             PART I

                      FINANCIAL INFORMATION




Item 1.   FINANCIAL STATEMENTS

   The consolidated financial statements for Central Louisiana Electric Company, Inc. (the Company) included herein are unaudited but reflect, in the Company's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of its financial position and the results of its operations for the interim periods presented. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

The consolidated financial statements included herein have been subjected to a limited review by Coopers & Lybrand, independent accountants for the Company, whose report is included herein.

Coopers           certified public accountants
& Lybrand


                Report of Independent Accountants


Board of Directors
Central Louisiana Electric Company, Inc.:

We have made a review of the consolidated balance sheet of Central Louisiana Electric Company, Inc. as of March 31, 1994, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993 and the related consolidated statements of income, cash flows and changes in common shareholders' equity for the year then ended (not present herein); and in our report dated January 21, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1993, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Coopers & Lybrand

New Orleans, Louisiana
April 22, 1994


            CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                   CONSOLIDATED BALANCE SHEET
                         (Unaudited)

                                                  (In thousands)

                                        March 31, 1994     December 31, 1993
                                      ------------------   -----------------
                   ASSETS
Utility plant
  Property, plant and equipment           $1,245,008           $1,241,147
  Accumulated depreciation                  (388,924)            (379,753)
                                          ----------           ----------
                                             856,084              861,394
  Construction work-in-progress               37,684               33,642
                                          ----------           ----------
     Total utility plant, net                893,768              895,036
                                          ----------           ----------

Investments and other assets                  19,747               20,197
                                          ----------           ----------
Current assets
  Cash and cash equivalents                    8,162                5,802
  Accounts receivable, net                     7,481               10,701
  Unbilled revenues                            1,220                1,506
  Inventory, at average cost                  10,619               11,898
  Materials and supplies, at average cost     14,365               14,007
  Prepayments and other                        2,709                2,218
                                          ----------           ----------
     Total current assets                     44,556               46,132
                                          ----------           ----------

Prepayments and deferred charges             203,387              200,270
                                          ----------           ----------
     TOTAL ASSETS                         $1,161,458           $1,161,635
                                          ----------           ----------



                        (Continued on next page)

              CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
               CONSOLIDATED BALANCE SHEET (Continued)
                           (Unaudited)
                                                        (In thousands,
                                                     except share amounts)

                                           March 31, 1994    December 31, 1993
                                        -------------------  -----------------

     CAPITALIZATION AND LIABILITIES
Common shareholders' equity
  Common stock, $2 par value, authorized
     50,000,000 shares, issued 22,713,474
     and 22,708,874 shares at March 31, 1994
     and December 31, 1993, respectively      $   45,427      $   45,418
  Premium on capital stock                       112,937         112,829
  Retained earnings                              200,231         200,908
  Treasury stock at cost, 316,133 and
     326,380 shares at March 31, 1994
     and December 31, 1993, respectively          (6,394)         (6,600)
                                              ----------      ----------
                                                 352,201         352,555
                                              ----------      ----------
Preferred stock, cumulative, $100 par value
  Not subject to mandatory redemption             30,748          30,982
  Deferred compensation related to
     preferred stock held by ESOP                (25,452)        (26,118)
                                              ----------      ----------
                                                   5,296           4,864
  Subject to mandatory redemption                  7,230           7,242
                                              ----------      ----------
                                                  12,526          12,106
                                              ----------      ----------

Long-term debt, net                              350,575         351,087
                                              ----------      ----------

     Total capitalization                        715,302         715,748
                                              ----------      ----------

Current liabilities
  Short-term debt                                 38,944          28,373
  Long-term debt due within one year                 810             790
  Accounts payable                                26,842          40,653
  Customer deposits                               18,870          18,638
  Taxes accrued                                   10,923           5,069
  Interest accrued                                 3,008           8,329
  Accumulated deferred fuel                        5,392           5,315
  Other                                            2,803           2,355
                                              ----------      ----------
     Total current liabilities                   107,592         109,522
                                              ----------      ----------

Deferred credits
  Accumulated deferred federal and state
     income taxes                                225,751         224,151
  Accumulated deferred investment tax
     credits                                      36,351          36,806
     Other deferred credits                       76,462          75,408
                                              ----------      ----------
     Total deferred credits                      338,564         336,365
                                              ----------      ----------
     TOTAL CAPITALIZATION AND LIABILITIES     $1,161,458      $1,161,635
                                              ----------      ----------

The accompanying notes are an integral part of the consolidated financial statements.

              CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                For the three months ended March 31
                           (Unaudited)

                                         (In thousands, except share and
                                                 per share amounts)
                                                 1994          1993
                                              ----------    ----------
OPERATING REVENUES                            $   84,147    $   75,448
                                              ----------    ----------
OPERATING EXPENSES
   Fuel used for electric generation              27,939        20,448
   Power purchased                                 3,282         5,915
   Other operation                                12,827        11,761
   Maintenance                                     4,971         5,829
   Depreciation                                    9,795         9,200
   Other taxes                                     7,104         6,738
   Federal and state income taxes                  3,450         2,796
                                              ----------    ----------
                                                  69,368        62,687
                                              ----------    ----------
OPERATING INCOME                                  14,779        12,761

Allowance for other funds used during
   construction                                      265           933
Other income and expenses, net                       119            83
                                              ----------    ----------
INCOME BEFORE INTEREST CHARGES                    15,163        13,777

Interest charges, including amortization of
   debt expense, premium and discount              6,722         6,450
Allowance for borrowed funds used during
   construction                                     (138)         (194)
                                              ----------    ----------
NET INCOME                                         8,579         7,521

Preferred dividend requirements, net                 498           497
                                              ----------    ----------
NET INCOME APPLICABLE TO COMMON STOCK         $    8,081    $    7,024
                                              ----------    ----------

WEIGHTED AVERAGE SHARES OUTSTANDING
   Primary                                    22,415,338    22,367,226
   Fully diluted                              23,844,652    23,808,227

EARNINGS PER SHARE
   Primary                                    $     0.36    $     0.31
   Fully diluted                              $     0.35    $     0.31

CASH DIVIDENDS PAID PER SHARE                 $    0.355    $    0.345

The accompanying notes are an integral part of the consolidated financial statements.

              CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                For the three months ended March 31
                            (Unaudited)

                                                        (In thousands)
                                                       1994          1993
                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 8,579       $ 7,521
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization                        9,895         9,587
    Allowance for funds used during construction          (403)       (1,127)
    Amortization of investment tax credits                (455)         (456)
    Deferred income taxes                                  839         1,193
    Deferred fuel costs                                     77           498
    Changes in assets and liabilities
      Accounts receivable                                3,220         3,112
      Unbilled revenues                                    286           966
      Inventory, materials and supplies                    921        (1,008)
      Accounts payable                                 (13,811)      (13,070)
      Customer deposits                                    232           311
      Other deferred accounts                           (2,162)       (1,363)
      Taxes accrued                                      5,854         6,727
      Interest accrued                                  (5,321)       (3,898)
    Other, net                                           1,396         2,445
                                                    ----------    ----------
  Net cash provided by operating activities              9,147        11,438
                                                    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to utility plant                            (8,246)      (13,152)
  Allowance for funds used during construction             403         1,127
  Sale of utility plant                                     57            86
  Purchase of investments                              (39,167)      (56,085)
  Sale of investments                                   38,469        55,010
                                                    ----------    ----------
    Net cash used in investing activities               (8,484)      (13,014)
                                                    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                 116           333
  Repurchase of common stock                               (21)          -
  Retirement of long-term debt                            (502)         (486)
  Increase in short-term debt                           10,571         9,858
  Redemption of preferred stock                            (11)          -
  Issuance of preferred stock                               (8)          -
  Dividends paid on common and preferred stock, net     (8,448)       (8,804)
                                                    ----------    ----------
    Net cash provided by financing activities            1,697           901
                                                    ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     2,360          (675)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         5,802         1,798
                                                    ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 8,162       $ 1,123
                                                    ----------    ----------
Supplementary cash flow information
  Interest paid (net of amount capitalized)            $11,817       $10,032
  Income taxes paid                                    $ 1,500           -

The accompanying notes are an integral part of the consolidated financial statements.

                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note A.  Reclassification

            Certain prior-period amounts have been reclassified to conform with the presentation shown in the current period financial statements. These reclassifications had no effect on net income applicable to common stock or common shareholders' equity.

Note B.  Earnings Per Share

            For 1994, fully diluted earnings per share are being reported for the first time, as a result of the accounting effects of the Employee Stock Ownership Plan (ESOP) convertible preferred stock.

         Primary earnings per share are computed based on the weighted average number of common shares outstanding and common stock equivalents arising from an Incentive Stock Option Plan. Fully diluted earnings per share are computed using average common shares and equivalents. Common stock equivalents are increased by the assumed conversion of convertible preferred stock into common stock as if converted at the beginning of the period.

Note C.  Investments in Debt and Equity Securities

            The Company implemented Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), on January 1, 1994. The Company has classified the various debt and equity securities it owns as "available-for-sale" in accordance with the criteria set forth in SFAS 115. These funds are invested through an outside investment manager pending final determination by the Company as to their ultimate utilization. Currently, the Company does not intend to trade these securities actively or to hold these investments to their final maturity. Securities may be sold in order to adjust the amounts invested within the various types of securities, to limit the potential loss exposure associated with a specific security or to obtain funds needed for other investment opportunities.

         For the first quarter ended March 31, 1994, the Company recorded a valuation allowance of $0.8 million on debt and equity security investments as an adjustment to common shareholders' equity.

            CENTRAL LOUISIANA ELECTRIC COMPANY, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

FINANCIAL CONDITION

   On January 1, 1994 the Company implemented SFAS 115. The Company has classified the various debt and equity securities it owns as "available-for-sale" in accordance with the criteria set forth in SFAS 115. These funds are invested through an outside investment manager pending final determination by the Company as to their ultimate utilization. Currently, the Company does not intend to trade these securities actively or to hold these investments to their final maturity. Securities may be sold in order to adjust the amounts invested within the various types of securities, to limit the potential loss exposure associated with a specific security or to obtain funds needed for other investment opportunities.

As of March 31, 1994 the fair market value of the Company's investments in debt and equity securities was $14.4 million. For the first quarter ended March 31, 1994, the Company recorded a valuation allowance of $0.8 million on debt and equity security investments as an adjustment to common shareholders' equity.

Earnings Per Share

   For 1994, fully diluted earnings per share are being reported for the first time as a result of the accounting effects of the ESOP convertible preferred stock. For more information see "Note B. Earnings Per Share" in Item 1 above.

Regulatory Matters

   The Company has finalized the renewal of a nonexclusive municipal franchise affecting about 6,000 customers, or about 2.8% of the Company's customers, which has been in effect since 1969 and expires in July 1994. The city's administration had indicated the possibility of establishing a city-owned electric utility system rather than renewing its franchise with the Company.
On May 10, 1994 the Company successfully executed a 20-year franchise agreement with the city.

RESULTS OF OPERATIONS

   Net income applicable to common stock totaled $8.1 million for the quarter ended March 31, 1994, as compared to $7.0 million for the corresponding period in 1993. Primary earnings per average common share were $.36 for the quarter ended March 31, 1994, as compared to $.31 for the same period in 1993. The following principal factors contributed to these results:

   Operating revenues increased $8.7 million, or 11.5%, for the first quarter 1994. Changes in the makeup of total operating revenues and their effects on income from operations, and thus on net income, are best analyzed by examining the changes in fuel cost recovery revenues and non-fuel cost recovery revenues as follows:

   (a) Fuel cost recovery revenues increased $4.8 million, or 18.8%, for the quarter primarily due to a 24.6% increase in the cost of natural gas. Changes in fuel cost recovery revenues have historically had no effect on net income, as fuel costs are generally recovered in revenues through a fuel adjustment clause which enables the Company to pass on to customers substantially all changes in the cost of generating fuel. The adjustments regulated by the Louisiana Public Service Commission (LPSC) (about 99% of the total fuel cost adjustment) are audited by the LPSC staff monthly and the remaining portion, regulated by the Federal Energy Regulatory Commission, is audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

   (b) Non-fuel cost recovery revenues increased $3.9 million, or 7.8%, for the three-month period compared to the same period in 1993 due to a return to more normal weather in the first quarter of 1994.

   Other operation expenses increased $1.1 million, or 9.1%, for the quarter ended March 31, 1994 compared to the same period in 1993. General and administrative expenses increased primarily due to an increase in the provision for injury and damage reserves. Higher first quarter 1994 power production expenditures, due to timing differences of actual expenditures, also contributed to the increase in other operation expenses.

   Maintenance expenses decreased $.9 million, or 14.7%, for the three-month period ended March 31, 1994 compared to the corresponding prior-year period, due mainly to two major inspection outages which occurred at the Dolet Hills and Coughlin power stations in the first quarter of 1993.

   Provision for depreciation expenses increased $.6 million, or 6.5%, for the quarter ended March 31, 1994 compared to the same period in 1993 due to higher plant balances resulting from increased additions during the third and fourth quarters of 1993 including completion of the Cocodrie transmission line and installation of the Customer Information System.

   Taxes other than income taxes increased $.4 million, or 5.4%, for the three-month period ended March 31, 1994 compared to the corresponding prior-year period as a result of higher millage rates and increased ad valorem taxes resulting from higher assessed property values due primarily to property additions.

   Interest expense increased $.3 million, or 5.2%, during the first quarter of 1994 compared to the same period in 1993, primarily due to the issuance of long-term debt during the second and third quarters of 1993 to reduce short-term debt levels.

   Allowance for funds used during construction (AFUDC), including borrowed and other funds on a combined basis, decreased $.7 million, or 64.2%, for the first quarter of 1994 compared to the corresponding period in 1993 primarily due to higher first quarter 1993 construction work-in-progress balances resulting from Hurricane Andrew.

                             PART II

                        OTHER INFORMATION



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Shareholders of the Company was held on April 22, 1994 in Pineville, Louisiana.

    (b) Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees, and all nominees listed in the Proxy Statement were elected.

    (c) The following is a tabulation of the votes cast upon each of the proposals presented at the Annual Meeting of Shareholders of the Company on April 22, 1994.

         (1)  Election of Directors:

               Class III Directors           For             Withheld
              -------------------       ------------       ------------
              J. Patrick Garrett         19,978,914           153,013
              F. Ben James, Jr.          19,981,658           150,269
              William A. Lockwood        19,964,676           167,251
              A. DeLoach Martin, Jr.     19,973,838           158,089

         (2)  Approval of the appointment of Coopers and Lybrand as the
              Company's auditors for 1994:

                     For             Against            Abstain
               -------------      ------------      -------------
                19,920,813           99,439             120,018

Item 5.  OTHER INFORMATION

   In February 1994 the Company announced its interest in purchasing Teche Electric Cooperative, Inc. (Teche). Teche serves about 8,800 customers and its service area, which is in Iberia, St. Martin and St. Mary parishes (counties), is adjacent to and similar to the Company's. Teche officials rejected the offer as insufficiently detailed and not properly made. Certain of the Company's officers and employees met with Teche member-owners and discussed the terms of the Company's offer. On April 12, 1994 at the Teche annual membership meeting, about 60% of the members voted for the four board candidates eligible for election out of the eleven members of the Teche board. The four newly elected directors are supportive of negotiations with the Company. Any subsequent purchase of Teche will require approvals by the LPSC, the Rural Electric Administration and other governmental agencies and will be subject to a due diligence review and certain other conditions. At this time, the Company is unable to predict whether it will ultimately be successful in purchasing Teche.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              3 Amended and Restated Bylaws of the Company as amended to April 22, 1994

             11 Computation of Net Income Per Common Share for the three months ended March 31, 1994 and March 31, 1993

             12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended March 31, 1994

             15 Awareness letter, dated May 12, 1994, from Coopers & Lybrand regarding review of the unaudited interim financial statements


         (b)  Reports on Form 8-K

              The Company filed a Report on Form 8-K dated as of February 22, 1994 to announce its interest in purchasing Teche Electric Cooperative, Inc. For more information see "Item 5. Other Information" above.

                            SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



                               CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                                            (REGISTRANT)



                               BY:  David M. Eppler
                                    Vice President - Finance
                                    (Principal Financial Officer)


Date:  May 13, 1994