Form 10-Q
period 1994-06-30
CENTRAL LOUISIANA ELECTRIC CO INC
filed 1994-08-15
CIK 18672

	                                    UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.  20549


                                       FORM 10-Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994       Commission file number 1-5663

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


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes X     No

   As of August 1, 1994 there were 22,400,341 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                                   TABLE OF CONTENTS



                                                                          Page

PART I.   FINANCIAL INFORMATION

 Item 1. Financial Statements . . . . . . . . . . . . . .                   1
          Report of Independent Accountants . . . . . . .                   2
          Consolidated Balance Sheet. . . . . . . . . . .                   3
          Consolidated Statements of Income . . . . . . .                   5
          Consolidated Statement of Cash Flows. . . . . .                   7
          Notes to Consolidated Financial Statements. . .                   8
 Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations
          Financial Condition . . . . . . . . . . . . . .                    9
          Results of Operations . . . . . . . . . . . . .                   10

PART II.  OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of
          Security Holders. . . . . . . . . . . . . . . .                   12
 Item 5. Other Information. . . . . . . . . . . . . . . .                   12
 Item 6. Exhibits and Reports on Form 8-K . . . . . . . .                   12

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . .                 13

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

                                    certified public accountants

Coopers
& Lybrand

                        Report of Independent Accountants



Board of Directors
Central Louisiana Electric Company, Inc.


We have made a review of the balance sheet of Central Louisiana Electric Company, Inc. as of June 30, 1994, and the related statements of income for the three-month and six-month periods and cash flows cash flows for the six-month periods ended June 30, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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



Coopers & Lybrand
New Orleans, Louisiana
August 12, 1994

                        CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                               CONSOLIDATED BALANCE SHEET
                                     (Unaudited)



                                                      (In thousands)
                                              June 30, 1994    December 31, 1993
                                            ----------------   -----------------
             ASSETS
Utility plant
  Property, plant and equipment                 $1,258,713          $1,241,147
  Accumulated depreciation                        (396,033)           (379,753)
                                                -----------         -----------
                                                   862,680             861,394
  Construction work-in-progress                     33,895              33,642
                                                -----------         -----------
    Total utility plant, net                       896,575             895,036
                                                -----------         -----------
Investments and other assets                        19,419              20,197
                                                -----------         -----------
Current assets
  Cash and cash equivalents                          7,918               5,802
  Accounts receivable, net                          15,398              10,701
  Unbilled revenues                                  3,696               1,506
  Inventory, at average cost                        10,190              11,898
  Materials and supplies, at average cost           15,290              14,007
  Prepayments and other                              2,893               2,218
                                                -----------         -----------
    Total current assets                            55,385              46,132
                                                -----------         -----------
Prepayments and deferred charges                   202,426             200,270
                                                -----------         -----------
         TOTAL ASSETS                           $1,173,805          $1,161,635
                                                -----------         -----------













                              (Continued on next page)


                       CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                        CONSOLIDATED BALANCE SHEET (Continued)
                                      (Unaudited)

                                                         (In thousands,
                                                     except share amounts)
                                               June 30, 1994   December 31, 1993
                                             ----------------  -----------------
      CAPITALIZATION AND LIABILITIES
Common shareholders' equity
  Common stock, $2 par value, authorized
    50,000,000 shares, issued 22,716,474
    and 22,708,874 shares at June 30,
    1994 and December 31, 1993, respectively     $   45,433       $   45,418
  Premium on capital stock                          112,975          112,829
  Retained earnings                                 204,664          200,908
  Treasury stock at cost, 316,133 and
    326,380 shares at June 30, 1994
    and December 31, 1993, respectively              (6,394)          (6,600)
                                                 -----------      -----------
                                                    356,678          352,555
                                                 -----------      -----------
Preferred stock, cumulative, $100 par value
  Not subject to mandatory redemption                30,748           30,982
  Deferred compensation related to
    preferred stock held by ESOP                    (25,101)         (26,118)
                                                 -----------      -----------
                                                      5,674            4,864
  Subject to mandatory redemption                     7,230            7,242
                                                 -----------      -----------
                                                     12,877           12,106
                                                 -----------      -----------

Long-term debt, net                                 350,430          351,087
                                                 -----------      -----------

       Total capitalization                         719,985          715,748
                                                 -----------      -----------
Current liabilities
  Short-term debt                                    35,534           28,373
  Long-term debt due within one year                    871              790
  Accounts payable                                   28,730           40,653
  Customer deposits                                  19,219           18,638
  Taxes accrued                                      12,830            5,069
  Interest accrued                                    8,907            8,329
  Accumulated deferred fuel                           5,120            5,315
  Other                                               2,103            2,355
                                                 -----------      -----------
     Total current liabilities                      113,314          109,522
                                                 -----------      -----------
Deferred credits
  Accumulated deferred federal and state
    income taxes                                     226,313         224,151

  Accumulated deferred investment tax credits         35,896          36,806
  Other deferred credits                              78,297          75,408
                                                  -----------     -----------
    Total deferred credits                           340,506         336,365
                                                  -----------     -----------
    TOTAL CAPITALIZATION AND LIABILITIES          $1,173,805      $1,161,635
                                                  -----------     -----------

The accompanying notes are an integral part of the consolidated financial statements.

                       CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                          CONSOLIDATED STATEMENT OF INCOME
                         For the three months ended June 30
                                    (Unaudited)

                                                (In thousands, except share and
                                                        per share amounts)
                                                        1994          1993
                                                     ----------    ----------
OPERATING REVENUES                                   $  100,940    $   92,070
                                                     ----------    ----------
OPERATING EXPENSES
  Fuel used for electric generation                      31,295        26,362
  Power purchased                                         7,356         7,575
  Other operation                                        13,841        13,039
  Maintenance                                             5,974         6,033
  Depreciation                                            9,824         9,469
  Other taxes                                             7,110         6,834
  Federal and state income taxes                          6,264         5,235
                                                     ----------    ----------
                                                         81,664        74,547
                                                     ----------    ----------
OPERATING INCOME                                         19,276        17,523

Allowance for other funds used during
  construction                                              301           806
Other income and expenses, net                             (264)          (10)
                                                     ----------    ----------
INCOME BEFORE INTEREST CHARGES                           19,313        18,319

Interest charges, including amortization of
  debt expense, premium and discount                      6,680         6,552
Allowance for borrowed funds used during
  construction                                             (138)         (277)
                                                     ----------    ----------
NET INCOME                                               12,771        12,044

Preferred dividend requirements, net                        503           499
                                                     ----------    ----------
NET INCOME APPLICABLE TO COMMON STOCK                $   12,268    $   11,545
                                                     ----------    ----------

WEIGHTED AVERAGE COMMON SHARES
  Primary                                            22,420,647    22,385,370
  Fully diluted                                      23,847,149    23,823,969

EARNINGS PER SHARE
  Primary                                                 $0.55         $0.52
  Fully diluted                                           $0.53         $0.50

CASH DIVIDENDS PAID PER SHARE                            $0.365        $0.355

The accompanying notes are an integral part of the consolidated financial statements.

                       CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                          CONSOLIDATED STATEMENT OF INCOME
                          For the six months ended June 30
                                     (Unaudited)

                                                 (In thousands, except share and
		                                                       per share amounts)
                                                          1994          1993
                                                       ----------    ----------
OPERATING REVENUES                                     $  185,087   $  167,518
                                                       ----------   ----------
OPERATING EXPENSES
  Fuel used for electric generation                        59,234       46,810
  Power purchased                                          10,638       13,490
  Other operation                                          26,668       24,800
  Maintenance                                              10,945       11,862
  Depreciation                                             19,619       18,669
  Other taxes                                              14,214       13,572
  Federal and state income taxes                            9,714        8,031
                                                       ----------   ----------
                                                          151,032      137,234
                                                       ----------   ----------
OPERATING INCOME                                           34,055       30,284

Allowance for other funds used during
  construction                                                566        1,739
Other income and expenses, net                               (145)          73
                                                       ----------   ----------
INCOME BEFORE INTEREST CHARGES                             34,476       32,096

Interest charges, including amortization of
  debt expense, premium and discount                       13,402       13,003
Allowance for borrowed funds used during
  construction                                               (276)        (471)
                                                       ----------   ----------
NET INCOME                                                 21,350       19,564

Preferred dividend requirements, net                        1,001          996
                                                       ----------   ----------
NET INCOME APPLICABLE TO COMMON STOCK                  $   20,349   $   18,568
                                                       ----------   ----------
WEIGHTED AVERAGE COMMON SHARES
  Primary                                              22,417,934   22,376,828
  Fully diluted                                        23,846,336   23,816,733

EARNINGS PER SHARE
  Primary                                                   $0.91        $0.83
  Fully diluted                                             $0.88        $0.81

CASH DIVIDENDS PAID PER SHARE                               $0.72        $0.70

The accompanying notes are an integral part of the consolidated financial statements.

                        CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                            For the six months ended June 30
                                      (Unaudited)

                                                              (In thousands)
                                                              1994        1993
                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $21,350     $19,564
  Adjustments to reconcile net income
    to net cash provided by operating activities
     Depreciation and amortization                           19,883      18,903
     Allowance for funds used during construction              (842)     (2,210)
     Amortization of investment tax credits                    (910)       (913)
     Deferred income taxes                                    1,538       2,376
     Deferred fuel costs                                       (195)       (494)
     Loss on disposition of utility plant, net                    4          -
     Changes in assets and liabilities
       Accounts receivable                                   (4,697)     (3,138)
       Unbilled revenues                                     (2,190)     (3,674)
       Inventory, materials and supplies                        425      (3,079)
       Accounts payable                                     (11,923)    (12,299)
       Customer deposits                                        581         643
       Other deferred accounts                                 (588)     (4,205)
       Taxes accrued                                          7,761       8,892
       Interest accrued                                         578         475
       Other, net                                               329       3,917
                                                            --------    --------
       Net cash provided by operating activities              31,104     24,758
                                                            ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to utility plant                                 (20,528)   (26,788)
  Allowance for funds used during construction                   842      2,210
  Sale of utility plant                                          107        181
  Purchase of investments                                    (81,316)   (84,630)
  Sale of investments                                         82,348     84,383
                                                             -------    --------
    Net cash used in investing activities                    (18,547)   (24,644)
                                                             -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                       160        758
  Issuance of long-term debt                                      -      25,000
  Repurchase of common stock                                     (29)        -
  Retirement of long-term debt                                  (595)   (25,027)
  Increase in short-term debt                                  7,161     16,425
  Redemption of preferred stock                                  (12)       (40)
  Dividends paid on common and preferred stock, net          (17,126)   (17,232)
                                                             --------   --------
    Net cash used in financing activities                    (10,441)      (116)
                                                             --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           2,116         (2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               5,802      1,798
                                                             --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 7,918    $ 1,796
			                                                          --------   --------

Supplementary cash flow information
  Interest paid (net of amount capitalized)                  $12,444    $11,889
                                                             --------   --------
  Income taxes paid                                          $10,172    $ 4,020
                                                             --------   --------

The accompanying notes are an integral part of the consolidated financial statements.

                       CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



Note A.  Earnings Per Share

            In 1994, fully diluted earnings per share are being reported for the first time, as a result of the accounting effects of the Employee Stock Ownership Plan (ESOP) convertible preferred stock.

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

Note B.  Investments in Debt and Equity Securities

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

         The Company has recorded a $0.5 million after-tax valuation allowance as an adjustment to common shareholders' equity to reflect unrealized gains and losses of the portfolio as of June 30, 1994.

Note C.  Cash and Cash Equivalents

             The Company considers highly liquid, marketable securities and other similar investments with original maturity dates of less than three months to be cash equivalents. Cash and cash equivalents increased from $1.8 million at June 30, 1993 to $7.9 million at June 30, 1994, or $6.1 million. About $6.0 million of this increase was due to the investment of a portion of the Company's temporary cash investments in securities with original maturities of 90 days or less. Similar temporary cash investments in 1993 were in securities with original maturities greater than 90 days.

                       CENTRAL LOUISIANA ELECTRIC COMPANY, INC.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

FINANCIAL CONDITION

Earnings Per Share

   In 1994, fully diluted earnings per share are being reported for the first time as a result of the accounting effects of the ESOP convertible preferred stock. For more information see "Note B. Earnings Per Share" in Item 1 above.

Investments

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

As of June 30, 1994 the fair market value of the Company's investments in debt and equity securities was $13.1 million, compared to $14.5 million as of December 31, 1993. The Company has recorded a $0.5 million after-tax valuation allowance as an adjustment to common shareholders' equity to reflect unrealized gains and losses of the portfolio as of June 30, 1994. See "Note B. Investments in Debt and Equity Securities" and "Note C. Cash and Cash Equivalents" in Item 1 above for more information.

Regulatory Matters

   The Company is defending assertions made to the Federal Energy Regulatory Commission (FERC) by the Louisiana Energy and Power Authority, the city of Lafayette and the American Power Association of unduly discriminatory and predatory pricing of its proposed full requirements sale to the city of St. Martinville. The St. Martinville agreement is expected to provide base revenues, net of facility payments, of approximately $4 million over the five-year term of the agreement beginning in May 1995. In April 1994 the Company's motion for summary disposition was denied and the case was heard by an administrative law judge in June 1994. Briefs were due in July 1994 and reply briefs are due in August 1994. A decision is expected by late November of this year.

                       CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS

   Net income applicable to common stock totaled $12.3 million and $20.3 million, respectively, for the three- and six-month periods ended June 30, 1994, as compared to $11.5 million and $18.6 million, respectively, for the corresponding periods in 1993. Net income per average common share was $0.55 and $0.91, respectively, for the three- and six-month periods ended June 30, 1994, as compared to $0.52 and $0.83, respectively, for the same periods in 1993. The following principal factors contributed to these results:

   Operating revenues increased $8.9 million, or 9.6%, and $17.6 million, or 10.5%, for the three- and six-month periods ended June 30, 1994, respectively. Total kilowatt-hour sales increased 18.7% for the three-month period, and 13.9% for the six-month period, as compared to the same periods in 1993. Changes in the makeup of total operating revenues and their effects on income from operations, and thus on net income, are best analyzed by examining the changes in fuel cost recovery revenues and non-fuel cost recovery revenues as follows:

    a) Fuel cost recovery revenues increased $4.6 million, or 13.7%, and $9.4 million, or 15.9%, respectively, for the three-month and six-month periods, primarily due to increased system electrical requirements associated with more favorable weather, which was warmer than that experienced during the same period in the prior year. Changes in fuel cost recovery revenues have no effect on net income, as fuel costs are generally recovered in revenues through a fuel adjustment clause which enables the Company to pass on to customers substantially all changes in the cost of generating fuel. The adjustments regulated by the Louisiana Public Service Commission (LPSC) (about 99% of the total fuel cost adjustment) are audited by the LPSC staff monthly and the remaining portion, regulated by the FERC, is audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

   b) Non-fuel cost recovery revenues increased $4.3 million, or 7.3%, and $8.2 million, or 7.5%, for the three- and six-month periods of 1994, compared to the same periods in 1993, primarily due to more favorable weather, which was warmer than that experienced during the same period in the prior year.

   Other operation expenses increased $0.8 million, or 6.2%, for the three-month period, and $1.9 million, or 7.5%, for the six-month period, primarily due to higher limestone usage in 1994 to reduce sulfur dioxide emissions, an increase in state air quality annual fees for emissions and general and administrative expenses resulting from joint owner billing adjustments recorded in the second quarter of 1994 to true-up 1993 restaffing expense estimates.

                     CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (Continued)


   Maintenance expenses were about the same for the three-month period ended June 30, 1994 compared to the corresponding period in 1993, and decreased $0.9 million, or 7.7%, for the six-month period, due mainly to planned reductions in routine distribution line maintenance and right-of-way reclearing expenses.

   Provision for depreciation expenses increased $0.4 million, or 3.7%, for the quarter ended June 30, 1994 compared to the same period in 1993, and $1.0 million, or 5.1%, for the six-month period, due to higher plant balances resulting from increased additions during the third and fourth quarters of 1993 which included the placement into service of a 230,000-volt transmission line and the installation of a new customer information system.

   Taxes other than income taxes increased $0.3 million, or 4.0%, for the three-month period, and $0.6 million, or 4.7%, for the six-month period, as a result of higher millage rates and increased ad valorem taxes resulting from higher assessed property values due primarily to property additions.

   Interest expense increased $0.1 million, or 1.9%, for the three-month period, and $0.4 million, or 3.1%, for the six-month period, primarily due to higher short-term interest rates and the issuance of long-term debt during the second and third quarters of 1993 to reduce short-term debt levels.

   Allowance for funds used during construction (AFUDC), including borrowed and other funds on a combined basis, decreased $0.6 million, or 59.5%, for the three-month period, and $1.4 million, or 61.9%, for the six-month period, as a result of lower construction work-in-progress balances during the three- and six-month periods in 1994 compared to the corresponding periods in 1993. Construction work-in-progress balances were higher in 1993 compared to 1994 due to the following events, all of which occurred in 1993: completion of Hurricane Andrew reconstruction efforts, completion of a 61-mile, 230,000-volt transmission line, and the installation of a new customer information system.

   Provision for taxes on income increased $1.0 million, or 19.7%, for the three-month period, and $1.7 million, or 21.0%, for the six-month period, primarily due to an increase in income before taxes and an increase in the top marginal tax rate. For the quarter ended June 30, 1994, income before taxes increased $1.8 million, or 10.2%, compared to the same period in 1993, and $3.5 million, or 12.6%, for the year-to-date ended June 30, 1994 compared to the six-months ended June 30, 1993. The top marginal income tax rate increased from 34% at June 30, 1993, top 35% at June 30, 1994.

                                      PART II

                                 OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The information regarding matters voted upon by security holders during the second quarter was previously reported in the Company's Report on Form 10-Q for the quarter ended March 31, 1994.

Item 5.  Other Information

   In February 1994 the Company announced its interest in purchasing Teche Electric Cooperative, Inc. (Teche). Teche serves about 8,800 customers and its service area, which is in Iberia, St. Martin and St. Mary parishes (counties), is adjacent to and similar to the Company's. Teche officials rejected the offer as incomplete, improperly made and hostile.

Four new board members, who may be more supportive of negotiations with the Company, were elected to the Teche board of directors at its annual membership meeting in April 1994. In May 1994 the Company provided Teche with an updated proposal to address the alleged defects previously cited by Teche in a recitation of its policy statement on acquisitions. Teche subsequently responded to the Company's updated proposal to acquire Teche with additional concerns which the Company believes are merely delaying tactics. As a result, the Company is supporting a petition to recall the remaining seven directors who were not replaced in April 1994.

At this time, the Company is unable to predict whether it will ultimately be successful in purchasing Teche. If it is, approval will be required by the LPSC, the Rural Electrification Administration and other governmental agencies and will be subject to a due diligence review and certain other conditions that may, or may not, adversely affect the consummation of this acquisition.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              11 Computation of Net Income Per Common Share for the three- and six-months ended June 30, 1994 and June 30, 1993

              12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended June 30, 1994

              15 Awareness letter, dated August 12, 1994, from Coopers & Lybrand L.L.P. regarding review of the unaudited interim financial statements

         (b)  Reports on Form 8-K

              During the three-month period ended June 30, 1994, the Company filed no Current Reports on Form 8-K.

                                      SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

                                        CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                                                     (Registrant)



                                         BY:  DAVID M. EPPLER
                                              DAVID M. EPPLER
                                              Vice President - Finance
                                              (Principal Financial Officer)





Date:  August 12, 1994