Form 10-Q
period 1994-09-30
CENTRAL LOUISIANA ELECTRIC CO INC
filed 1994-11-14
CIK 18672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994  Commission file number 1-5663

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

                                  Yes X    No
                                     ---     ---
  As of November 1, 1994 there were 22,390,641 shares outstanding of the registrant's Common Stock, par value $2.00 per share.

                                TABLE OF CONTENTS





                                                                         Page
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements . . . . . . . . . . . . . .                1
            Report of Independent Accountants . . . . . . .                2
            Consolidated Balance Sheet. . . . . . . . . . .                3
            Consolidated Statements of Income . . . . . . .                5
            Consolidated Statement of Cash Flows. . . . . .                7
            Notes to Consolidated Financial Statements. . .                8
  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations
            Financial Condition . . . . . . . . . . . . . .                9
            Results of Operations . . . . . . . . . . . . .               10

PART II.  OTHER INFORMATION

  Item 5.  Other Information. . . . . . . . . . . . . . . .               12
  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . .               13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . .               14

Exhibit 10(a) . . . . . . . . . . . . . . . . . . . . . . .               15
Exhibit 10(b) . . . . . . . . . . . . . . . . . . . . . . .               22
Exhibit 10(c) . . . . . . . . . . . . . . . . . . . . . . .               29
Exhibit 11. . . . . . . . . . . . . . . . . . . . . . . . .               36
Exhibit 12. . . . . . . . . . . . . . . . . . . . . . . . .               38
Exhibit 15. . . . . . . . . . . . . . . . . . . . . . . . .               39
Exhibit 27. . . . . . . . . . . . . . . . . . . . . . . . .               40

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

  The consolidated financial statements included herein have been subjected to a limited review by Coopers & Lybrand L.L.P., independent accountants for the Company, whose report is included herein.

Coopers   Coopers & Lybrand L.L.P.     639 Loyola Avenue telephone(504)529-2700
& Lybrand a professional services firm Suite 1800        facsimile(504)529-1439
                                       New Orleans, Louisiana 70113


REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Central Louisiana Electric Company, Inc.

We have made a review of the balance sheet of Central Louisiana Electric Company, Inc. as of September 30, 1994, and the related statements of income for the three-month and nine-month periods and cash flows for the nine-month periods ended September 30, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1993 and the related statements of income, cash flows, and changes in common shareholders' equity for the year then ended (not present herein); and in our report dated January 21, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1993, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Coopers & Lybrand L.L.P.
New Orleans, Louisiana
October 21, 1994



                      CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                             CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                     (In thousands)
                                       September 30, 1994      December 31, 1993
                                       ------------------      -----------------
              ASSETS
Utility plant
  Property, plant and equipment              $1,265,138             $1,241,147
  Accumulated depreciation                     (403,620)              (379,753)
                                             -----------            -----------
                                                861,518                861,394
  Construction work-in-progress                  42,309                 33,642
                                             -----------            -----------
    Total utility plant, net                    903,827                895,036
                                             -----------            -----------
Investments and other assets                     20,655                 20,197
                                             -----------            -----------
Current assets
  Cash and cash equivalents                       7,355                  5,802
  Accounts receivable, net                       16,104                 10,701
  Unbilled revenues                               3,417                  1,506
  Inventory, at average cost                     11,129                 11,898
  Materials and supplies, at average cost        15,689                 14,007
  Prepayments and other                           2,498                  2,218
                                             -----------            -----------
    Total current assets                         56,192                 46,132
                                             -----------            -----------
Prepayments and deferred charges                204,049                200,270
                                             -----------            -----------
            TOTAL ASSETS                     $1,184,723             $1,161,635
                                             -----------            -----------










                             (Continued on next page)



                                         3

                     CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                      CONSOLIDATED BALANCE SHEET (Continued)
                                    (Unaudited)


                                                     (In thousands,
                                                 except share amounts)
                                       September 30, 1994      December 31, 1993
                                       ------------------      -----------------
   CAPITALIZATION AND LIABILITIES
Common shareholders' equity
  Common stock, $2 par value, authorized
    50,000,000 shares, issued 22,716,474
    and 22,708,874 shares at September 30,
    1994 and December 31, 1993, respectively $   45,433             $   45,418
  Premium on capital stock                      112,971                112,829
  Retained earnings                             213,685                200,908
  Treasury stock at cost, 327,433 and
    326,380 shares at September 30, 1994
    and December 31, 1993, respectively          (6,639)                (6,600)
                                             -----------            -----------
                                                365,450                352,555
Preferred stock, cumulative, $100 par value
  Not subject to mandatory redemption            30,708                 30,982
  Deferred compensation related to
    preferred stock held by ESOP                (24,722)               (26,118)
                                             -----------            -----------
                                                  5,986                  4,864
  Subject to mandatory redemption                 7,230                  7,242
                                             -----------            -----------
                                                 13,216                 12,106
                                             -----------            -----------

Long-term debt, net                             336,580                351,087
                                             -----------            -----------
      Total capitalization                      715,246                715,748
                                             -----------            -----------

Current liabilities
  Short-term debt                                32,758                 28,373
  Long-term debt due within one year             14,693                    790
  Accounts payable                               29,009                 40,653
  Customer deposits                              19,348                 18,638
  Taxes accrued                                  21,133                  5,069
  Interest accrued                                2,280                  8,329
  Accumulated deferred fuel                       6,110                  5,315
  Other                                           1,863                  2,355
                                             -----------            -----------
    Total current liabilities                   127,194                109,522
                                             -----------            -----------

Deferred credits
  Accumulated deferred federal and state
    income taxes                                227,328                224,151
  Accumulated deferred investment tax credits    35,441                 36,806
  Other deferred credits                         79,514                 75,408
                                             -----------            -----------
    Total deferred credits                      342,283                336,365
                                             -----------            -----------
    TOTAL CAPITALIZATION AND LIABILITIES     $1,184,723             $1,161,635
                                             -----------            -----------

The accompanying notes are an integral part of the consolidated financial statements.


                                         4

                     CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                         CONSOLIDATED STATEMENT OF INCOME
                      For the three months ended September 30,
                                    (Unaudited)
                                                (In thousands, except share and
                                                         per share amounts)
                                                      1994           1993
                                                  ------------   ------------
OPERATING REVENUES                                $   112,633    $   126,110
                                                  ------------   ------------
OPERATING EXPENSES
  Fuel used for electric generation                    37,654         44,256
  Power purchased                                       3,681          7,807
  Other operation                                      13,929         13,371
  Restructuring charge                                     -          10,851
  Maintenance                                           5,607          5,835
  Depreciation                                          9,924          9,055
  Other taxes                                           7,804          7,454
  Federal and state income taxes                        9,941          7,229
                                                  ------------   ------------
                                                       88,540        105,858
                                                  ------------   ------------
OPERATING INCOME                                       24,093         20,252

Allowance for other funds used during
  construction                                            419            361
Other income and expenses, net                           (401)            31
                                                  ------------   ------------
INCOME BEFORE INTEREST CHARGES                         24,111         20,644

Interest charges, including amortization of
  debt expense, premium and discount                    6,698          6,613
Allowance for borrowed funds used during
  construction                                           (193)          (123)
                                                  ------------   ------------
NET INCOME                                             17,606         14,154

Preferred dividend requirements, net                      506            489
                                                  ------------   ------------
NET INCOME APPLICABLE TO COMMON STOCK             $    17,100    $    13,665
                                                  ------------   ------------

WEIGHTED AVERAGE COMMON SHARES
  Primary                                          22,416,619     22,398,493
  Fully diluted                                    23,843,121     23,836,370

EARNINGS PER SHARE
  Primary                                               $0.76          $0.61
  Fully diluted                                         $0.73          $0.59

CASH DIVIDENDS PAID PER SHARE                          $0.365         $0.355

The accompanying notes are an integral part of the consolidated financial statements.
                                         5

                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     For the nine months ended September 30,
                                  (Unaudited)
                                                (In thousands, except share and
                                                         per share amounts)
                                                      1994           1993
                                                  ------------   ------------
OPERATING REVENUES                                $   297,720    $   293,628
                                                  ------------   ------------
OPERATING EXPENSES
  Fuel used for electric generation                    96,888         91,066
  Power purchased                                      14,319         21,297
  Other operation                                      40,597         38,171
  Restructuring charge                                     -          10,851
  Maintenance                                          16,552         17,697
  Depreciation                                         29,543         27,724
  Other taxes                                          22,018         21,026
  Federal and state income taxes                       19,655         15,260
                                                  ------------   ------------
                                                      239,572        243,092
                                                  ------------   ------------
OPERATING INCOME                                       58,148         50,536

Allowance for other funds used during
  construction                                            985          2,100
Other income and expenses, net                           (546)           104
                                                  ------------   ------------
INCOME BEFORE INTEREST CHARGES                         58,587         52,740

Interest charges, including amortization of
  debt expense, premium and discount                   20,100         19,616
Allowance for borrowed funds used during
  construction                                           (469)          (594)
                                                  ------------   ------------
NET INCOME                                             38,956         33,718

Preferred dividend requirements, net                    1,507          1,485
                                                  ------------   ------------
NET INCOME APPLICABLE TO COMMON STOCK             $    37,449    $    32,233
                                                  ------------   ------------

WEIGHTED AVERAGE COMMON SHARES
  Primary                                          22,417,161     22,383,708
  Fully diluted                                    23,844,788     23,823,730

EARNINGS PER SHARE
  Primary                                               $1.67          $1.44
  Fully diluted                                         $1.61          $1.39

CASH DIVIDENDS PAID PER SHARE                          $1.085         $1.055

The accompanying notes are an integral part of the consolidated financial statements.
                                         6

                     CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the nine months ended September 30,
                                  (Unaudited)

                                                             (In thousands)
                                                             1994       1993
                                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $ 38,956   $ 33,718
  Adjustments to reconcile net income
    to net cash provided by operating activities
     Depreciation and amortization                           29,911     28,098
     Allowance for funds used during construction            (1,454)    (2,694)
     Amortization of investment tax credits                  (1,365)    (1,370)
     Deferred income taxes                                    1,613        883
     Deferred fuel costs                                        795        445
     Restructuring charge                                        -      10,851
     Loss on disposition of utility plant, net                    4         -
     Changes in assets and liabilities
       Accounts receivable                                   (5,403)    (9,334)
       Unbilled revenues                                     (1,911)    (5,904)
       Inventory, materials and supplies                       (913)    (2,717)
       Accounts payable                                     (11,644)    (4,976)
       Customer deposits                                        710        869
       Other deferred accounts                                 (959)    (4,360)
       Taxes accrued                                         16,064     14,663
       Interest accrued                                      (6,049)    (4,834)
       Other, net                                             1,215      5,303
                                                           --------   --------
       Net cash provided by operating activities             59,570     58,641
                                                           --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to utility plant                                (37,476)   (38,655)
  Allowance for funds used during construction                1,454      2,694
  Sale of utility plant                                         239        320
  Purchase of investments                                  (142,867)  (138,697)
  Sale of investments                                       142,861    137,554
                                                           --------   --------
      Net cash used in investing activities                 (35,789)   (36,784)
                                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                      156        993
  Issuance of long-term debt                                     -      75,000
  Repurchase of common stock                                   (274)        -
  Retirement of long-term debt                                 (634)   (25,053)
  Increase (decrease) in short-term debt                      4,384    (47,118)
  Redemption of preferred stock                                 (52)       (40)
  Dividends paid on common and preferred stock, net         (25,808)   (25,660)
                                                           --------   --------
      Net cash used in financing activities                 (22,228)   (21,878)
                                                           --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1,553        (21)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              5,802      1,798
                                                           --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  7,355   $  1,777
                                                           --------   --------

SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (net of amount capitalized)                $ 26,670   $ 23,190
                                                           --------   --------
  Income taxes paid                                        $ 17,447   $ 12,053
                                                           --------   --------

The accompanying notes are an integral part of the consolidated financial statements.

                                         7

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

           Primary earnings per share are computed based on the weighted average number of common shares outstanding and common stock equivalents arising from an Incentive Stock Option Plan. Fully diluted earnings per share are computed using average common shares and common stock equivalents. Common stock equivalents are increased by the assumed conversion of convertible preferred stock into common stock as if converted at the beginning of the period.

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

           The Company has recorded a $0.4 million after-tax valuation allowance as an adjustment to common shareholders' equity to reflect a net unrealized loss on the portfolio as of September 30, 1994.

Note C.  Cash and Cash Equivalents

           The Company considers highly liquid, marketable securities and other similar investments with original maturity dates of less than three months to be cash equivalents. Cash and cash equivalents increased from $1.8 million at September 30, 1993 to $7.4 million at September 30, 1994, or $5.6 million. About $4.9 million of this increase was due to the investment of a portion of the Company's temporary cash investments in securities with original maturities of 90 days or less. Similar temporary cash investments in 1993 were in securities with original maturities greater than 90 days.

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

  As of September 30, 1994 the fair market value of the Company's investments In debt and equity securities was $14.3 million, compared to $14.5 million as of December 31, 1993. The Company has recorded a $0.4 million after-tax valuation allowance as an adjustment to common shareholders' equity to reflect a net unrealized loss on the portfolio as of September 30, 1994. See "Note B. Investments in Debt and Equity Securities" and "Note C. Cash and Cash Equivalents" in Item 1 above for more information.

Regulatory Matters

  The Company is defending against assertions made to the Federal Energy Regulatory Commission (FERC) by the Louisiana Energy and Power Authority, the city of Lafayette and the American Public Power Association of unduly discriminatory and predatory pricing by the Company of its proposed full requirements sale to the city of St. Martinville. The St. Martinville agreement is expected to provide base revenues, net of facility payments, of approximately $4 million over the five-year term of the agreement beginning in May 1995. In April 1994 the Company's motion for summary disposition was denied, and the case was heard by an administrative law judge in June 1994. Briefs were filed in July 1994 and reply briefs were filed in August 1994. A decision is expected by late November of this year. Management believes that the decision will not have a significant adverse effect on the Company's financial condition or results of operations.

                       CENTRAL LOUISIANA ELECTRIC COMPANY, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

  Net income applicable to common stock totaled $17.1 million and $37.4 million, respectively, for the three- and nine-month periods ended September 30, 1994, as compared to $13.7 million and $32.2 million, respectively, for the corresponding periods in 1993. Net income per primary average common share was $0.76 and $1.67, respectively, for the three- and nine-month periods ended September 30, 1994, as compared to $0.61 and $1.44, respectively, for the same periods in 1993. Earnings for the first nine months of 1993 were lower than earnings for the nine months ended September 30, 1994 primarily due to an after-tax restructuring charge of $7.0 million, or $0.31 per share, resulting from the implementation of a third quarter 1993 early retirement and voluntary severance program. In addition to the restructuring charge, the following factors also contributed to these results:

  Operating revenues decreased $13.5 million, or 10.7%, and increased $4.1 million, or 1.4%, for the three- and nine-month periods ended September 30, 1994, respectively. Total kilowatt-hour sales decreased 12.0% for the three-month period, and increased 2.6% for the nine-month period, compared to the same periods in 1993. Changes in the makeup of total operating revenues and their effects on income from operations, and thus on net income, are best analyzed by examining the changes in fuel cost recovery revenues and non-fuel cost recovery revenues as follows:

  a) Fuel cost recovery revenues decreased $10.7 million, or 20.9%, and $1.3 million, or 1.2%, respectively, for the three- and nine-month periods, primarily due to less favorable summer weather which was cooler than normal during the third quarter of 1994 and lower natural gas prices in 1994. Changes in fuel cost recovery revenues have no effect on net income, as fuel costs are generally recovered in revenues through a fuel adjustment clause which enables the Company to pass on to customers substantially all changes in the cost of generating fuel. The adjustments regulated by the Louisiana Public Service Commission (LPSC) (about 99% of the total fuel cost adjustment) are audited by the LPSC staff monthly and the remaining portion, regulated by the FERC, are audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

  b) Non-fuel cost recovery revenues decreased $2.8 million, or 3.7%, and increased $5.4 million, or 3.0%, for the three- and nine-month periods of 1994, compared to the same periods in 1993. Third quarter 1994 summer weather was cooler than that experienced during the same period in the prior year, while more favorable summer weather, which was warmer than that experienced in the prior year, occurred during the second quarter of 1994.

                       CENTRAL LOUISIANA ELECTRIC COMPANY, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (Continued)

  Other operation and maintenance expenses, excluding $10.9 million in pre-tax restructuring costs relating to an early retirement and voluntary severance program put into place during the third quarter of 1993, increased $0.3 million, or 1.7%, for the three-month period ended September 30, 1994 compared to the same period in 1993, and $1.3 million, or 2.3%, for the nine-month period. This increase was primarily due to a one-time joint owner billing adjustment recorded in the second quarter of 1994 to true-up 1993 restructuring expense estimates, increased public relations expenses associated with the Company's campaign to acquire Teche Electric Cooperative, Inc. (Teche), and higher regulatory commission expenses associated with a June 1994 FERC hearing. For more information regarding the Teche campaign, see "Item 5. Other Information" in Part II below. For more information regarding the FERC hearing, see "Regulatory Matters" in "Financial Condition" above.

  Depreciation expenses increased $0.9 million, or 9.6%, for the quarter ended September 30, 1994 compared to the same period in 1993, and $1.8 million, or 6.6%, for the nine-month period, due to higher plant balances resulting from increased additions during the third and fourth quarters of 1993 which included the placement into service of a 61-mile, 230,000-volt transmission line and the installation of a new customer information system.

  Taxes other than income taxes increased $0.3 million, or 4.7%, for the three-month period, and $1.0 million, or 4.7%, for the nine-month period, as a result of higher millage rates and increased ad valorem taxes resulting from higher assessed property values and increased city franchise taxes.

  Interest expense increased $0.1 million, or 1.3%, for the three-month period ended September 30, 1994 compared to the same period in 1993, and $0.5 million, or 2.5%, for the nine-month period, primarily due to higher short-term interest rates and the issuance of long-term debt during the second and third quarters of 1993 to reduce short-term debt levels.

  Allowance for funds used during construction (AFUDC), including borrowed and other funds on a combined basis, was approximately the same for the three-month periods ended September 30, 1994 and September 30, 1993, and decreased $1.2 million, or 46.0%, for the nine-month period ended September 30, 1994 compared to the same period in 1993, as a result of lower construction work-in-progress balances during the nine-month period in 1994 compared to the corresponding period in 1993. Construction work-in-progress balances were higher in 1993 compared to 1994 due to the following events, all of which occurred in 1993: completion of Hurricane Andrew reconstruction work, completion of a 61-mile, 230,000-volt transmission line, and the installation of a new customer information system.

  Federal and state income taxes increased $2.7 million, or 37.5%, for the three-month period ended September 30, 1994 compared to the same period in 1993, and $4.4 million, or 28.8%, for the nine-month period ended September 30, 1994 compared to the same period in 1993, primarily due to a $10.9 million pre-tax restructuring charge against earnings during the third quarter of 1993.

                                      PART II
                                 OTHER INFORMATION

Item 5.  OTHER INFORMATION

Customer Service Offices to Close

   In early October 1994 the Company approved a plan to consolidate 25 customer service offices into ten regional offices by June 1995. The Company will be consolidating its customer service functions in conjunction with, and as a result of the efficiencies exptected to be gained by, the establishment of a 24-hour customer call center and a statewide automated payment network by mid-1995. On October 19, 1994 customer service representatives were informed of the plan and briefed on restaffing procedures and severance benefits offered by the plan. The Company publicly announced the plan on the following day.

   In connection with the consolidation plan, the Company expects to pay $0.8 million in termination benefits if all eligible employees elect to accept the severance benefits offered by the plan. In addition, the Company has lease commitments totaling approximately $0.4 million on 12 customer service office buildings, the longest lease running through the year 2003. The Company will charge these customer service restructuring costs against its fourth quarter 1994 earnings.

   In response to the Company's announcement that 15 of its customer service offices will close next year, the Mayor and City Council of two cities targeted for office closing have passed resolutions opposing the closure of the Company office in their respective cities. The Company currently employs five people and serves an aggregate of approximately 15,500 customers in these two cities and their surrounding communities. The Company and representatives of the two cities are working to resolve the issues relating to the proposed office closures and the Company believes that the issues will be satisfactorily resolved.

Efforts to Acquire Teche Continue

   In February 1994 the Company announced its interest in purchasing Teche. Teche serves about 8,800 customers and its service area, which is comprised of parts of Iberia, St. Martin and St. Mary parishes (counties), is contiguous to the Company's.

   The Company has been conducting a public relations campaign of Teche members. In August 1994 the LPSC issued the first of several orders seeking information regarding public interest in the acquisition. Teche's board of directors subsequently appealed one order to the 19th Judicial District Court challenging the LPSC's authority to issue orders requiring Teche to make public information it regards as proprietary. The Court ruled largely in the LPSC's favor. The LPSC is proceeding with its investigation regarding public interest in the acquisition.

   At this time, the Company is continuing its efforts to acquire Teche and is unable to predict whether it will ultimately be successful.

Internal Revenue Service Audit

   In April 1994 the Internal Revenue Service began an audit of the Company's 1991 and 1992 federal income tax returns and financial records. The examination is not yet complete; however, management believes that any potential assessment will not have a significant adverse effect on the Company's financial position or results of operations.

                        CENTRAL LOUISIANA ELECTRIC COMPANY, INC.

Suspension of Local Sales Tax Exemption

   In the third quarter of 1994, the Louisiana Supreme Court ruled in BP Oil Company vs. Plaquemines Parish Government that Louisiana law requires uniformity in sales tax exemptions for both state and local taxation. Since Louisiana has suspended sales tax exemptions for retail sales of electricity and boiler fuel, among other things, the effect of this decision would be to subject these sales to local sales taxes. The Court has agreed to rehear the case. Sales taxes are a consumer tax and would, therefore, increase customers' electric bills. The Company has not collected local sales taxes on its sales of electricity. If this decision is not overturned in rehearing, local taxing authorities could seek to recover such taxes from the Company for prior years. In this event, the Company would consider seeking recovery from its customers. Taxes due on such sales for years (1991-1993) in which the statute of limitations has not expired, excluding statutory interest and penalties, could amount to as much as $30 million.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10(a) Remarketing Agreement (The Industrial Development Board of
                    the Parish of Rapides, Inc. (Louisiana) Adjustable Tender Pollution Control Revenue Refunding Bonds, Series 1991) dated as of July 19, 1994, between the Company and PaineWebber Incorporated as successor Remarketing Agent to Smith Barney, Harris Upham & Co. Incorporated

              10(b) Remarketing Agreement (Parish of DeSoto, State of Louisiana
                    Adjustable Tender Pollution Control Revenue Refunding Bonds, Series 1991A) dated as of July 19, 1994, between the Company and PaineWebber Incorporated as successor Remarketing Agent to Smith Barney, Harris Upham & Co. Incorporated

              10(c) Remarketing Agreement (Parish of DeSoto, State of Louisiana
                    Adjustable Tender Pollution Control Revenue Refunding Bonds, Series 1991B) dated as of July 19, 1994, between the Company and PaineWebber Incorporated as successor Remarketing Agent to Smith Barney, Harris Upham & Co. Incorporated

              11 Computation of Net Income per Common Share for the three- and nine-months ended September 30, 1994 and September 30, 1993

              12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended September 30, 1994

              15 Awareness letter, dated November 11, 1994, from Coopers & Lybrand L.L.P. regarding review of the unaudited interim financial statements

              27    Financial Data Schedule

         (b)  Reports on Form 8-K

              During the three-month period ended September 30, 1994, the Company filed no Current Reports on Form 8-K.

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


Date:  November 11, 1994