Form 10-K405
CENTRAL LOUISIANA ELECTRIC CO INC
filed 1995-03-31
CIK 18672

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994        Commission file number 1-5663
                                       Or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     Name of each exchange
         Title of each class                          on which registered
         -------------------                         ---------------------
     COMMON STOCK, $2.00 PAR VALUE                  New York Stock Exchange
                                                     Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              Title of each class
                              -------------------
                   Cumulative Preferred Stock, $100 Par Value
                        4.50%
                        4.50%, Series of 1955
                        4.65%, Series of 1964
                        4.75%, Series of 1965
                        Convertible, Series of 1991

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 21, 1995, the aggregate value of the Registrant's voting stock held by non-affiliates was $525,826,752. The Registrant's Cumulative Preferred Stock is not listed on any exchange, nor are prices for the Cumulative Preferred Stock quoted on NASDAQ; therefore, its market value is not readily determinable and is not included in the foregoing amount.

  As of March 17, 1995, there were 22,416,708 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, furnished to the Securities and Exchange Commission pursuant to Rule 14a - 3(b) under the Securities Exchange Act of 1934 (1994 Annual Report to Shareholders), are filed as Exhibit 13 to this report and incorporated by reference into Part II herein. Portions of the Registrant's definitive Proxy Statement dated March 8, 1995, for the Annual Meeting of Shareholders to be held on April 21, 1995, are incorporated by reference into Part III herein.

                               TABLE OF CONTENTS
PART I                                                        Page
                                                              ----
   Item  1.  Business
              General.....................................      1
              Electric Operations.........................      1
              Regulatory and Environmental Matters........      6
   Item  2.  Properties...................................     14
   Item  3.  Legal Proceedings............................     15
   Item  4.  Submission of Matters to a Vote
              of Security Holders.........................     15

   Executive Officers of the Registrant...................     16

PART II

   Item  5.  Market for Registrant's Common Equity
              and Related Stockholder Matters.............     17
   Item  6.  Selected Financial Data......................     18
   Item  7.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations..................................     19
   Item  8.  Financial Statements and
              Supplementary Data..........................     19
   Item  9.  Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure........................     19

PART III

   Item 10.  Directors and Executive Officers
              of the Registrant...........................     19
   Item 11.  Executive Compensation.......................     19
   Item 12.  Security Ownership of Certain Beneficial
              Owners and Management.......................     19
   Item 13.  Certain Relationships and Related
              Transactions................................     19

PART IV

   Item 14.  Exhibits, Financial Statement
              Schedule, and Reports on Form 8-K...........     20

                                     PART I
ITEM 1.  BUSINESS
                                    GENERAL

  Central Louisiana Electric Company, Inc. (the Company) was incorporated in 1934 under the laws of the State of Louisiana and is engaged principally in the generation, transmission, distribution and sale of electric energy to approximately 218,000 customers in 63 communities and contiguous rural areas in a 14,000 square mile region in the State of Louisiana. At December 31, 1994 the Company employed 1,220 persons. The Company's mailing address is P. O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.

                              ELECTRIC OPERATIONS

CERTAIN FACTORS AFFECTING THE COMPANY'S ELECTRIC OPERATIONS

  As an electric utility, the Company has been affected, to varying degrees, by a number of factors affecting the electric utility industry in general. These factors include increasingly competitive business conditions, the cost of compliance with environmental regulations, and changes in the federal regulation of the generation and transmission of electricity. For a discussion of various regulatory changes affecting the Company and other electric utilities, see "Regulatory and Environmental Matters - Energy Policy Act of 1992" and
"- Competition" below.

POWER GENERATION

  The Company operates and either owns or has an ownership interest in four steam electric generating stations. The Company is the sole owner of Coughlin Power Station, Teche Power Station and Rodemacher Power Station Unit 1. The Company owns a 50% interest in Dolet Hills Power Station Unit 1 (Dolet Hills Unit 1), and a 30% interest in Rodemacher Power Station Unit 2 (Rodemacher Unit
2). At December 31, 1994 the Company's aggregate electric generating capacity at the four stations was 1,686,000 kilowatts. The following table sets forth certain information with respect to the Company's generating facilities.

                                         YEAR      CAPACITY        TYPE OF
                                          OF          AT            FUEL
                           GENERATING   INITIAL    12/31/94        USED FOR
   GENERATING STATION        UNIT #    OPERATION  (KILOWATTS)    GENERATION (1)
-------------------------  ----------  ---------  -----------   ----------------
Coughlin Power Station        6          1961       110,000     gas/oil(standby)
                              7          1966       224,000     gas/oil(standby)
Teche Power Station           1          1953        23,000     gas
                              2          1956        48,000     gas
                              3          1971       359,000     gas/oil(standby)
Rodemacher Power Station      1          1975       440,000     gas/oil
                              2          1982       157,000(2)  coal/gas
Dolet Hills Power Station     1          1986       325,000(3)  lignite
                                                  ---------
  Total Generating Capability                     1,686,000
                                                  =========
-----------
(1) Where oil is used on a standby basis, capacity may be reduced.
(2) Represents the Company's 30% interest in the capacity of Rodemacher
    Unit 2, a 523,000-kilowatt generating unit.
(3) Represents the Company's 50% interest in the capacity of Dolet Hills
    Unit 1, a 650,000-kilowatt generating unit.

FUEL

  The following table sets forth, for the periods indicated, the percentages of power generated from various fuels at the Company's electric generating plants, the cost of fuel used per kilowatt hour (KWH) attributable to each such fuel and the weighted average fuel cost per KWH.

                 LIGNITE                       COAL                         GAS                        FUEL OIL           WEIGHTED
         ----------------------        ---------------------       ---------------------      ------------------------     AVERAGE
           COST                         COST                        COST                       COST                         COST
           PER         PERCENT           PER       PERCENT          PER        PERCENT         PER          PERCENT         PER
           KWH           OF              KWH          OF            KWH          OF            KWH            OF            KWH
YEAR     (MILLS)     GENERATION        (MILLS)    GENERATION       (MILLS)    GENERATION      (MILLS)       GENERATION     (MILLS)
----     -------     ----------        -------    ----------       -------    ----------      -------       ----------     -------
1994      15.09         36.5            19.53        16.0           22.28        47.4           21.0           0.1          19.22
1993      15.50         32.7            20.28        19.5           25.11        47.8            -             -            21.02
1992      14.96         37.0            20.07        16.7           21.48        46.3            -             -            18.83
1991      14.96         37.2            21.07        15.2           19.94        47.6            -             -            18.26
1990      14.83         36.0            19.60        17.4           23.88        46.6            -             -            19.87

     For information with respect to the Company's ability to pass through changes in costs of fuel to its customers, see "Regulatory and Environmental Matters - Rates" below.

Natural Gas Supply

     During 1994 the Company purchased a total of 31,001 billion British thermal units (MMMBtu) of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by the Company from each supplier are shown in the table below.
                                                             AVERAGE
                                                              AMOUNT
                                                   1994     PURCHASED   PERCENT
                                                 PURCHASES   PER DAY    OF TOTAL
NATURAL GAS SUPPLIER                             (MMMBTU)    (MMMBTU)   GAS USED
--------------------                            ---------  ---------   --------
NorAm Energy Services, Inc. ...............       19,391       53.1        62.5
Louisiana Intrastate Gas Corporation ......        9,695       26.6        31.3
LL&E Gas Marketing, Inc. ..................        1,825        5.0         5.9
Other .....................................           90        0.2         0.3
                                                  ------       ----       -----
                                                  31,001       84.9       100.0
                                                  ======       ====       =====

     The Company has contracted with NorAm Energy Services, Inc. (NES), formerly Arkla General Supply Company, a subsidiary of NorAm Energy Corp., for the sale of natural gas to be delivered to the Company's four power stations. The contract provides for a firm gas supply through the year 2000 in quantities sufficient to meet the Company's internal system requirements and contains options designed to enable the Company to manage the natural gas component of its total fuel costs. The contract with NES contains pricing mechanisms for gas purchased thereunder which are intended to approximate current market prices at the time of purchase and are designed to be competitive with prices paid by other Louisiana utility companies.

     The contract also contains minimum and maximum supply obligations which are based upon the Company's seasonal generation

                                       2

requirements. The Company is obligated to purchase certain quantities of gas from NES on an annual basis. A minimum or base quantity of 20,000 MMMBtu of gas must be purchased during a year, adjusted by plus or minus 10% at the option of the Company each year, if all gas is purchased from NES. A minimum of 25,000 MMMBtu must be purchased during a year if any gas is purchased from third party suppliers, unless permitted under the contract. During 1994 the Company purchased a base quantity of 19,391 MMMBtu of natural gas, including natural gas purchased on behalf of Southwestern Electric Power Company (SWEPCO), joint owner of Dolet Hills Unit 1, and Louisiana Energy and Power Authority (LEPA) and Lafayette Public Power Authority (LPPA), joint owners of Rodemacher Unit 2. In addition, the Company purchased power totaling an equivalent gas volume of 665 MMMBtu from NES which was applied to the contract obligation, bringing the total natural gas and natural gas equivalent purchased from NES during 1994 to 20,056 MMMBtu, thereby meeting the Company's minimum purchase obligations under the contract. The contract also allows for the purchase of natural gas from suppliers other than Louisiana Intrastate Gas Corporation (LIG) or LL&E Gas Marketing, Inc. (LL&E), if the gas is purchased for sales to other utilities. During 1994 a total of 89 MMMBtu of natural gas was purchased from Natural Gas Clearinghouse and was transported by LIG for sales to other utilities.

     During 1993 the Company entered into a contract with LIG for the sale and transportation of natural gas to the Company's power stations. A total of 9,695 MMMBtu of "spot" and surplus gas was purchased from LIG during 1994 under an interim sale and transportation agreement. The contract with LIG provides for the purchase of spot gas for the Company's internal system requirements when the price of such gas is less than that of energy purchases from other utilities and provides for the purchase of surplus gas, if and when it is available, for energy sales to other utilities. The Company has a separate contract with LIG which provides for the transportation of gas purchased by the Company from third party suppliers or under circumstances if NES were to fail to meet its contract obligations.

     The Company has contracted with LL&E, an affiliate of Louisiana Land & Exploration Company, for the purchase of up to 5 MMMBtu of gas per day on a month-to-month basis, subject to termination by either party. The purchase price of the gas is based on a monthly index plus a markup and transportation fee. Purchased gas is transported via the intrastate pipeline system owned and operated by LIG.

     The Company has never incurred a liability for any gas not taken under the take-or-pay provisions of its gas supply agreements. The Company believes that it will be able to renew its long-term gas supply contracts as they expire or enter into similar contractual arrangements with other natural gas suppliers. Although natural gas has been relatively plentiful in recent years, supplies available to the Company and other consumers are vulnerable to disruption due to weather conditions, transportation disruption, price changes and other events. Large boiler-fuel users of natural gas, including electric utilities, generally have the lowest priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. Thus, supplies

                                       3

of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply disruptions. Such events may require the Company to shift its gas-fired generation to alternative fuel sources, such as fuel oil, to the extent it has the capability to burn those alternative fuels. Currently, the Company anticipates that its alternative fuel capability, combined with its solid-fuel generating resources, is adequate to meet fuel needs during any temporary interruption of gas supplies.

Coal and Lignite Supply

     Substantially all of the coal for Rodemacher Unit 2 is purchased under a long-term contract with Kerr-McGee Coal Corporation from mines in Wyoming. The price of coal under the contract is a base price per ton plus a "total escalation charge" to reflect changes in certain indices specified in the contract. After purchasing a given annual quantity of base coal (510,000 tons in 1994), the Company has the right to purchase coal from third parties in the spot market, and Kerr-McGee has the right to meet the terms of the proposed purchase if it chooses to do so. The coal is transported to the Rodemacher Unit 2 site under terms of a long-term rail transportation contract in unit trains which are leased by the Company pursuant to various long-term leases.

     Substantially all of the lignite used to fuel Dolet Hills Unit 1 is obtained under two long-term agreements. The Company and SWEPCO, joint owner of Dolet Hills Unit 1, have entered into agreements pursuant to which each acquired an undivided 50% interest in the other's leased and owned lignite reserves in northwestern Louisiana. The Company and SWEPCO have also entered into a long-term agreement with the Dolet Hills Mining Venture for the mining and delivery of such lignite reserves, which reserves are expected to provide a substantial portion of the fuel requirements for the projected operating life of Dolet Hills Unit 1. The price of lignite delivered pursuant to the agreement is a base price per ton, subject to escalation based on certain inflation indices, plus specified "pass-through" costs.

     Additionally, the Company is a party to a long-term agreement with Red River Mining Co., a joint venture of the North American Coal Corp. and Phillips Coal Company, which provides for base contract purchases and spot purchases of lignite. The minimum annual purchase requirement is 200,000 tons. The base lignite price under the contract is a base price per MMMBtu, subject to escalation, plus certain pass-through costs, while the spot lignite price is a base price which is escalated in proportion to the escalation in the Dolet Hills Mining Venture agreement's price.

     The continuous supply of coal and lignite from the mining sources may be subject to interruption due to adverse weather conditions or other factors which may disrupt mining operations or transportation. At December 31, 1994 the Company's coal inventory at Rodemacher Unit 2 was approximately 83,000 tons (about a 38-day supply) and the Company's lignite inventory was approximately 245,000 tons (about a 43-day supply).

                                       4
Oil Supply

     The Company stores fuel oil as an alternative fuel source. Rodemacher Power Station has storage capacity for an approximate 75-day supply, and other generating stations have storage capacity totaling about a 20-day supply. At December 31, 1994 the Company had minimal inventories of fuel oil at its generating stations. The Company has been able to obtain fuel oil by spot purchases as needed.

POWER PURCHASES

     The Company purchases electric energy from neighboring utilities when the price of the energy purchased is less than the cost to the Company of generating such energy from its own facilities. Additionally, the Company has a long-term contract under which it purchases a small percentage of its total energy requirements from a hydroelectric generating plant. During 1994 the Company purchased 818 million KWH of electricity, or approximately 11% of its total energy requirements.

SALES

     The Company is a "public utility" engaged principally in the generation, transmission, distribution and sale of electricity solely within Louisiana. For further information regarding the Company's generating stations and its transmission and distribution facilities, see "Power Generation" above and "Properties" in Item 2 of this report. The following table sets forth information concerning sales by the Company to various classes of customers for each of the last three years.

                                                      SALES (MILLION KWH)
                                                 -------------------------------
                                                 1994         1993         1992
                                                 -----        -----        -----
Residential .............................        2,532        2,470        2,353
Commercial ..............................        1,180        1,109        1,062
Industrial ..............................        2,030        2,005        1,972
Other retail ............................          487          463          477
Sales for resale ........................          210          175          146
                                                 -----        -----        -----
 Total sales to regular customers .......        6,439        6,222        6,010
Short-term sales to other utilities .....          174          266           88
                                                 -----        -----        -----
 Total kilowatt-hour sales ..............        6,613        6,488        6,098
                                                 =====        =====        =====

     The Company's 1994 system peak demand occurred in June and was 1,310,000 kilowatts. Sales and peak demand are affected by seasonal demand influenced by weather and are generally highest during the summer air-conditioning and winter heating seasons. The financial effects of seasonal demand on the Company's quarterly operating results are listed in Note L to the Consolidated Financial Statements on page 32 of the 1994 Annual Report to Shareholders, which information is filed as Exhibit 13 to this report and incorporated into Part II herein by reference.

     The Company expects the peak demand on the system to grow at a compound annual rate of approximately 1.85% over the next ten years. An ongoing review of future generating requirements continues to indicate that additional generating capacity should not be needed until after the year 2000. The Company continues to
                                       5

examine postponement of additional new capacity by developing a demand-side management program to reduce the load on the system along with refurbishing two retired gas units not currently in service. Such measures are currently under study.

     No customer accounted for 10% or more of the Company's revenues in 1994. Additional information regarding the Company's sales and revenues is set forth on pages 14 and 15 under the subcaption "Results of Operations" under the caption "Management's Discussion and Analysis" in the 1994 Annual Report to Shareholders, which is filed as Exhibit 13 to this report and incorporated herein by reference.

CONSTRUCTION AND FINANCING

     For information on the Company's construction program and financing related matters, see "Financial Condition" under "Management's Discussion and Analysis" on pages 17 and 18 of the 1994 Annual Report to Shareholders, which information is filed as Exhibit 13 to this report and incorporated into Part II herein by reference.
                      REGULATORY AND ENVIRONMENTAL MATTERS
RATES

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

     The Company's electric rates include a fuel and purchased power cost adjustment clause which enables the Company to reflect monthly fluctuations in the cost of fuel and short-term purchased power. Additionally, pretax income from certain off-system sales to other utilities is passed on to customers through the fuel cost adjustment clause. Fuel costs and fuel adjustment billing factors are approved by the LPSC and the FERC. These cost adjustments are based on costs from earlier periods which result in over or under-recovery for the period in which the adjustment is made. Any over or under-recovery is corrected by adjustment in later periods. As of December 31, 1994, the net accumulated balance of over-recovery on sales subject to the LPSC's jurisdiction was approximately $6.1 million.

     The Company, along with three other investor-owned electric utility companies operating within the State of Louisiana, was named by consultants in a preliminary report provided to the LPSC at its regularly scheduled June 1993 meeting as having a current
                                       6

return on equity which may be higher than a return which would be awarded if rates were established currently. The LPSC offered all four utility companies the opportunity to respond to the consultants' comments and considered the responses of all four companies at its August 1993 meeting. The LPSC subsequently elected to review the earnings of all electric, gas, water and telecommunication utilities regulated by it to determine if the returns on equity earned by these companies may be higher than returns that might be awarded in the current economic environment. The Company is scheduled to be reviewed in mid-1995. The Company believes its currently earned return on equity is in line with business conditions and; therefore, anticipates that this review will not have a significant effect on the Company's financial condition or the results of its operations.

FRANCHISES

     The Company operates under franchise rights granted by governmental units and enforced by state regulation. Such franchises are for fixed terms and expire from time to time. In the past, the Company has been successful in the renewal of such franchises in a timely manner. In July 1994 the Company renewed a nonexclusive municipal franchise affecting about 6,500 customers, or about 3% of the Company's customers. During negotiations the city administration had indicated that it might attempt to acquire ownership of the Company's electric system within the city limits by condemnation or otherwise. However, the new franchise was successfully negotiated without any attempts to acquire the Company's local electric system or its customers.

     Another nonexclusive municipal franchise affecting approximately 5,000 customers, or about 2% of the Company's customers, expired at the end of 1994. The Company is currently negotiating this franchise agreement and expects that it will be renewed in May 1995.

ENERGY POLICY ACT OF 1992

     The Energy Policy Act, adopted in October 1992, significantly changed U.S. energy policy, including that governing the electric utility industry. The Energy Policy Act allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. The Energy Policy Act does, however, prohibit FERC-ordered retail wheeling (I.E., opening up the electric utility systems to allow customer choice of energy suppliers at the retail level), including "sham" wholesale transactions. Further, under the Energy Policy Act a FERC transmission order requiring a transmitting utility to provide wholesale transmission services must include provisions generally that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services, any enlargement of the transmission system and associated services.

     In addition, the Energy Policy Act revised the Public Utility Holding Company Act of 1935 (the Holding Company Act) to permit utilities, including registered holding companies, and nonutilities to form "exempt wholesale generators" without the
                                       7

principal restrictions of the Holding Company Act. Under prior law, independent power producers were generally required to adopt inefficient and complex ownership structures to avoid pervasive regulation under the Holding Company Act. Management believes that the Energy Policy Act will make wholesale markets more competitive.

COMPETITION

     The LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service to municipalities is obtained through long-term non-exclusive franchises. The LPSC has used a "300 foot rule" for determining the supplier for new customers. The application of this rule has led to competition with neighboring utilities for retail customers at the borders of the Company's franchised service areas. The Company also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly for certain applications than electricity. The Company could experience some competition for electric sales to industrial customers in the form of cogeneration or independent power producers. However, the Company believes that its rates, and the quality and reliability of its service, places it in a favorable competitive position in current retail markets.

     Wholesale energy markets, including the market for wholesale electric power, have been competitive, and are becoming even more so as the number of competitors in these markets increases as a result of enactment of the Energy Policy Act. The Company competes with other public utilities, cogenerators and qualified facilities in other forms for sales of electric power at wholesale. Under the Energy Policy Act, any participant in the wholesale market can obtain a FERC order requiring transmission services be provided by the Company under certain conditions.

     Various legislative and regulatory bodies are considering a number of issues, including the extent of any deregulation of retail sales of power, the pricing of transmission service on an electric utility's transmission system, and the role of utilities, independent power producers and competitive bidding in the construction and operation of new generation capacity. In order to compete successfully in this developing environment, the Company plans to meet the challenges by continuing its planned course of action.

     First, the Company intends to retain its low-cost supplier status by continuing to enhance customer service while reducing costs. In 1993 the Company conducted an organizational effectiveness study which resulted in a plan to improve operations and provide better customer service at lower costs. As a result of this study, the Company's organizational structure was streamlined in 1993. The second phase of the Company's reorganization includes plans to consolidate 25 customer service offices into ten regional offices by June 1995. This consolidation plan will be implemented in conjunction with the establishment of a 24-hour customer call center and a network of authorized payment locations throughout the service area by mid-1995. In addition to staff reductions and
                                       8

customer service office consolidation, the Company plans to delay until after the year 2000 addition of any generation capacity and when new generation is needed, to add it in small, inexpensive increments to minimize risk and expense. For instance, the Company is planning to delay until after 2000 the refurbishment of two retired gas units not currently in service.

     Second, the Company has adopted a strategy of adding retail customers near its present retail markets. The Company's efforts to acquire Teche Electric Cooperative, Inc. (Teche) and Washington - St. Tammany Electric Cooperative, Inc. are part of this strategy. For more information on acquisition efforts, see pages 15 and 16 under the subcaption "Results of Operations - Co-op Developments" under the caption "Management's Discussion and Analysis" in the 1994 Annual Report to Shareholders, which information is filed as Exhibit 13 to this report and incorporated into Part II herein by reference.

     Additionally, in recent years, the Company has been successful in competing for wholesale sales within its service territory, including short-term sales to the city of Alexandria and a full requirement sale to the city of St. Martinville. Sales under the St. Martinville agreement, which represents an approximate 13 MW load, will begin in May 1995 and extend through December 2000. The agreement is expected to provide additional base revenues, net of facility payments, of about $4 million over the term of the agreement. The contract was filed with the FERC for approval in 1993. LEPA, the city of Lafayette and American Public Power Association (APPA) intervened before the FERC asserting unduly preferential, discriminatory and predatory pricing. The Company contested these assertions and the case was heard by an administrative law judge (ALJ). In February 1995 a decision was issued in which the ALJ concluded that the agreement between the Company and St. Martinville is just and reasonable and not unduly discriminatory. LEPA, the city of Lafayette and APPA have until April 21, 1995 to file an appeal.

     At this time it is not possible to predict what changes to the electric utility industry will emerge as a result of any federal or state regulatory and legislative initiatives or from specific regulatory decisions of the LPSC or FERC, or the impact of such changes on the Company. It seems likely that such changes will ultimately increase the competition the Company faces in supplying electric energy to its customers.

REGULATORY ACCOUNTING

     The Company follows the accounting for regulated entities prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). FAS 71 requires a rate-regulated entity to reflect the effects of regulatory decisions in its financial statements. In accordance with FAS 71, the Company has deferred certain costs pursuant to rate actions of the LPSC and the FERC and is recovering, or expects to recover, such costs in electric rates charged to its customers. Although recent developments, such as retail wheeling, in other states indicate that the electric utility industry is becoming increasingly competitive, the degree to which
                                       9

regulatory oversight in Louisiana will be lifted and competition will be permitted to establish the cost of service to the consumer is uncertain. Therefore, the Company believes that continued accounting under FAS 71 is appropriate. In the event the Company is no longer able to apply FAS 71 due to future changes in regulation or competition, the Company's ability to recover its assets may not be assured.

ENVIRONMENTAL QUALITY

  The Company is subject to numerous laws and regulations administered by federal, state and local authorities to protect the environment. These statutory and regulatory provisions impose various substantive requirements, the violation of which may result in substantial fines and penalties. Environmental requirements continue to increase as a result of new legislation, administrative actions and judicial interpretations. Therefore, the precise future effects of existing and potential requirements are difficult to determine. During 1994 the Company's capital expenditures related to environmental compliance were approximately $3.5 million and such expenditures are estimated to total approximately $1.9 million in 1995.

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

     The federal Clean Air Act Amendments of 1990 (the Act) established a regulatory program to address the effects of acid rain that imposes restrictions on sulfur dioxide (SO2) emissions from certain utility units. It essentially requires that utilities must hold a regulatory "allowance" for each ton of SO2 emitted after a certain date. The EPA is required to allocate a set number of allowances to each affected unit based on its historic operations. The Company requested an adjustment to the allowance allocation for Rodemacher Unit 2 because of an extended outage on the unit during one of the years used in the EPA's calculation. Because the final allowance allocation did not reflect the requested adjustment, the Company filed a petition for judicial review of the EPA's action on May 21, 1993 in the United States Court of Appeals for the District of Columbia Circuit. The Company has met with the EPA and provided additional information regarding the outage of Rodemacher Unit 2. The EPA recently advised the Company that it will adjust the allowance allocation for Rodemacher Unit 2 at a future date. If the additional allowances requested from the EPA are not ultimately allocated to Rodemacher Unit 2,

                                       10

that unit may have to procure additional allowances through purchase or transfer from other Company units. At this time, the Company does not expect either of these options to involve a significant increase in the Company's five-year construction plan.

     The allowance requirement may prove to be a critical factor in the construction of any new solid-fuel units, since the EPA will not allocate allowances to new units. A utility will be required to offset all SO2 emissions from any new unit by utilizing excess allowances it may have from its other units, or by reducing SO2 emissions from those units. As an existing unit is retired, the allowances allocated to it may be used to offset SO2 emissions from a new unit. A utility may also purchase SO2 allowances through an allowance trading system. Compliance with this requirement of the Act will, therefore, make the construction of new solid-fuel units more costly.

     The Company's two existing solid-fuel generating units, Rodemacher Unit 2 and Dolet Hills Unit 1, either burn low-sulfur coal or utilize pollution control equipment to reduce SO2 emissions. Phase II of the acid rain program of the Act, effective in the year 2000, will impose limits on SO2 emissions from both of these existing generating units, but the Company does not expect that these limits will significantly affect the way these units are operated.

     The Act also requires the EPA to revise nitrogen oxides (NOx) emission limits for existing coal-fired boilers. In March 1994 the EPA lowered the NOx emission rate for certain boilers, including Rodemacher Unit 2 and Dolet Hills Unit 1. Rodemacher Unit 2 and Dolet Hills Unit 1 will have to meet this new emission rate by January 1, 2000. In 1997 the EPA has the option of lowering the NOx emission rate again. Affected boilers, including Rodemacher Unit 2 and Dolet Hills Unit 1, would still have to comply with any revision by the same January 1, 2000 deadline. If the Company elects to comply with the newest NOx rate by 1997 instead of 2000, Rodemacher Unit 2 and Dolet Hills Unit 1 would be protected from any lower rate which the EPA might finalize in 1997 until the year 2008. The Company is evaluating its options under these NOx rules. Significant reductions in NOx emission limits may require modification of burners or other capital improvements at Rodemacher Unit 2 and Dolet Hills Unit 1.

     The Act also requires the installation of continuous emission monitoring systems (CEMS) on seven of the Company's generating units affected by the acid rain program. These CEMS were installed in 1994 at a cost of approximately $2.0 million.

     Title V of the Act requires certain utility and industrial facilities to obtain operating permits. States are required to develop operating permit programs as part of their State Implementation Plans. In November 1993 the LDEQ promulgated new regulations to comply with the requirements of Title V of the Act that have been submitted to the EPA for review. EPA approval is expected in 1995 and permit applications must then be submitted in 1996. The operating permits will contain all acid rain permit requirements as well as requirements of existing state and federal
                                       11

air programs. Title V allows states to collect fees up to $25 per ton of regulated emissions to support their operating permit programs. Fee assessments on the Company's affected units have already increased because of this provision. The LDEQ currently charges $9 per ton and that amount is expected to increase.

     Title III of the Act addresses the effects of hazardous air pollutants. Under this provision, a three-year study of utility air emissions was undertaken. If the results of this study indicate that it is appropriate and necessary to regulate utility emissions as hazardous emissions, the EPA will be authorized to regulate these emissions. The EPA study has been completed, but the EPA has not determined whether the results warrant additional regulation under the Act.

     The Company is participating in the Utility Forest Carbon Management Program which is one of the industry initiatives in the Climate Challenge Program. The Climate Challenge Program represents the federal government's commitment to reduce greenhouse gases to 1990 levels by voluntary initiatives. The Company is evaluating what is necessary to fulfill its part in meeting this goal.

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

     The most recently issued NPDES permit for Dolet Hills Unit 1 contained an Administrative Order requiring biomonitoring of the discharge from the impoundment associated with the Fly Ash/Scrubber Sludge Landfill. The Order requires four biomonitoring tests to be performed on a quarterly basis. The four quarterly discharges tested have failed all or part of the biomonitoring test criteria, which in turn, triggered three additional tests to be performed. The failure of the third of these additional tests once again triggered a requirement for additional testing. This time, two subsequent tests are required. Failure of either of these two subsequent tests will require the Company to submit a plan describing options for reducing certain constituents in the discharge to the EPA. None of the options, if implemented, would affect the operation of the unit, or involve a significant increase in the Company's five-year construction plan.

Solid Waste Disposal

     The Solid Waste Division of the LDEQ has adopted regulations and a permitting system for the management and disposal of solid waste generated by electric utilities. The Company has received all required permits from the Solid Waste Division for the on-site
                                       12

disposal of solid waste generated at its generating stations.

     In 1993 the LDEQ promulgated extensive revisions to rules regulating the disposal of solid wastes. The revised rules required modification documents to be submitted by February 1, 1994 for all disposal facilities which have previously received permits. The Company has submitted modification documents for all of its currently permitted solid-waste disposal facilities. The Company has requested an exemption from parts of the revised rules for the Dolet Hills landfill facility and has received conditional approval from the LDEQ for the continued utilization of an alternate liner system. The Company is in the process of obtaining additional information which will make the approval permanent. The exemption, if granted, is expected to save $360,000 to $900,000 per year in operating costs at the landfill.

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

PCB Disposal

     In 1986 the Company was named a Potentially Responsible Party (PRP) by the EPA under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) for its involvement at the Rose Chemicals (Rose) disposal site in Holden, Missouri. The Company had contracted with Rose for disposal of polychlorinated biphenyl (PCB) materials at the site from 1983 through 1986. In naming the Company a PRP, the EPA advised that Rose was no longer authorized to process PCBs for disposal and that the Company, as one of the generators of the materials previously sent to the site, was potentially responsible for the removal and disposal of PCBs remaining at the site pursuant to CERCLA. Under CERCLA, the Company could be held jointly and severally liable for the cost of cleaning up the site. The Company, along with other PRPs, has entered into two Administrative Orders on Consent with Region VII of the EPA for the removal of certain PCB materials from the site. These materials have now been removed and disposed of at federally permitted PCB disposal facilities. All clean-up activities at the site are expected to be completed in 1995. After the site is closed, it will be monitored for a set number of years. The Company has contributed $337,000 to the cleanup of this site and does not presently anticipate any requirement to make additional contributions.

     The Company has complied with the statutory requirements established by the EPA for the general removal from service and disposal of certain equipment containing PCBs. The EPA has authorized the continued use of such equipment in locations where its use does not pose an exposure risk, and the Company uses such equipment only in restricted or remote areas. In 1994 the Company spent $401,000 on the disposal of PCB materials used in its system.

                                       13
OTHER EVENTS

Co-op Developments

     At their annual meeting on March 11, 1995, Teche members approved a purchase and sale agreement regarding a purchase of all of the assets of Teche by the Company for consideration consisting of cash and debt assumption aggregating $22.4 million. Required approvals from governmental authorities, including the LPSC and the Rural Utilities Service (formerly the Rural Electrification Administration) have not yet been obtained, and other conditions to the sale have not yet been satisfied. Among other things, the purchase and sale agreement is contingent upon satisfactory renegotiation or assumption of Teche's power supply contract with Cajun Electric Power Cooperative Inc. (Cajun), which filed in Decemer 1994 for protection from creditors under Chapter 11 of the Bankruptcy Code. Teche has an agreement with Cajun to buy all of its power from Cajun through the year 2026. Cajun filed a motion in March 1995 to prevent its member utilities, including Teche, from being acquired without bankruptcy court approval. The Company and Teche have vigorously contested that motion. Cajun, Teche and the Company have agreed to postpone a hearing on that motion indefinitely. Each party has the right to terminate this standstill agreement upon notice to the others. No assurance can be given as to the outcome of that litigation or the consummation of the Teche acquisition.

Reversal of Suspension of Local Sales Tax Exemption

     On January 27, 1995, the Louisiana Supreme Court reversed itself in the BP OIL VS. PLAQUEMINES PARISH GOVERNMENT case, ruling that the suspension of state sales and use tax exemptions does not apply to local sales tax exemptions. The court reheard arguments in the case on January 20, 1995, and rendered a unanimous decision to overturn its 5-2 ruling of last September. The September 1994 ruling could have allowed local governments to collect sales taxes for all open and future tax periods on traditionally exempt items, such as retail sales of electricity.

ITEM 2.  PROPERTIES

     All of the Company's electric generating stations and all other operating properties are located in the State of Louisiana. The Company considers all of its properties to be well maintained, in good operating condition and suitable for their intended purposes.

ELECTRIC GENERATING STATIONS

     As of December 31, 1994, the Company either owned or had an ownership interest in four steam electric generating stations with a combined electric generating capacity of 1,686,000 kilowatts. For additional information regarding the Company's generating facilities, see "Power Generation" under the caption "Electric Operations" in Item 1 of this report.

SUBSTATIONS

     As of December 31, 1994, the Company owned 79 transmission substations and 308 distribution substations.
                                       14
ELECTRIC LINES

     As of December 31, 1994, the Company's transmission system consisted of approximately 67 circuit miles of 500 kilovolt (KV) lines; 450 circuit miles of 230 KV lines; 647 circuit miles of 138 KV lines; and 15 circuit miles of 69 KV lines. The Company's distribution system consisted of approximately 1,996 circuit miles of 34.5 KV lines and 10,183 circuit miles of other lines.

GENERAL PROPERTIES

     The Company owns various properties which include a seven-story headquarters office building, regional offices, a central warehouse, service centers, telecommunications equipment and other facilities owned for general purposes.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any legal proceeding to which it is a party which would have a material adverse effect on its financial condition, results of operations or competitive position. For a discussion of certain legal proceedings and regulatory matters involving the Company, see (i) "Regulatory and Environmental Matters - Competition" and "-Environmental Quality" in Item 1 of this report and (ii) page 15 under the subcaption "Results of Operations-Nonfuel Operating Expenses and Income Taxes" under the caption "Management's Discussion and Analysis" in the 1994 Annual Report to Shareholders, which sections are incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1994.

                                       15

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the executive officers of the Company, their positions held, five-year employment history, ages and years of service as of December 31, 1994, are presented below. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

                                      POSITION AND FIVE-YEAR
NAME OF EXECUTIVE OFFICER               EMPLOYMENT HISTORY
-------------------------      -------------------------------------
Gregory L. Nesbitt........     President and Chief Executive Officer
                               since April 1993; President and Chief
                               Operating Officer from April 1992 to
                               April 1993; Executive Vice President
                               and Chief Operating Officer from July
                               1991 to April 1992; Executive Vice
                               President from January 1988 to July
                               1991.  (Age 56; 14 years of service)

Robert L. Duncan..........     Vice President-Customer Operations
                               since July 1984.  (Age 52; 29 years
                               of service)

David M. Eppler...........     Vice President-Finance since October
                               1993; Vice President and Treasurer
                               from July 1987 to October 1993.  (Age
                               44; 13 years of service)

Leonard G. Fontenot.......     Vice President-Power Supply and
                               Energy Transmission since April 1986.
                               (Age 57; 32 years of service)

Catherine C. Scheffler....     Vice President-Human Resources since
                               October 1993; General Manager-Human
                               Resources from August 1993 to October
                               1993; Administrator-Compensation from
                               May 1991 to August 1993; Vice
                               President at Rapides Bank and Trust
                               Company from December 1987 to April
                               1991.  (Age 39; 3 years of service)

David K. Warner...........     Vice President-Administrative
                               Services since April 1988. (Age 44;
                               14 years of service)

John L. Baltes, Jr........     Controller since April 1989.  (Age
                               48; 13 years of service)

Michael P. Prudhomme......     Secretary-Treasurer since January
                               1994; Secretary from October 1993 to
                               January 1994; Vice President-Customer
                               Services from May 1985 to October
                               1993.  (Age 51; 25 years of service)

                                       16

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     The Company's common stock is listed for trading on the New York Stock Exchange (NYSE) and the Pacific Stock Exchange. The following table sets forth high and low sales prices for the Company's common stock as reported on the NYSE Composite Transactions Tape and dividends paid per share during each calendar quarter of 1994 and 1993.
                                  1994                         1993
                       ---------------------------   ---------------------------
                          SALES PRICE                   SALES PRICE
                       -----------------             -----------------
                         HIGH      LOW   DIVIDENDS    HIGH      LOW    DIVIDENDS
                       -------   ------- ---------   -------   ------- ---------
First Quarter .......  $24-7/8   $21-1/4   $.355     $25-3/8   $23-1/2   $.345
Second Quarter ......  $25-5/8   $22-1/4   $.365     $26-3/4   $24-3/4   $.355
Third Quarter .......  $24-3/8   $21-1/4   $.365     $27-1/8   $25-1/4   $.355
Fourth Quarter ......  $23-5/8   $20-7/8   $.365     $27       $23       $.355

    Subject to the prior rights of the holders of the respective series of the Company's preferred stock, such dividends as determined by the Board of Directors of the Company may be declared and paid on the common stock from time to time out of funds legally available therefor. The provisions of the Company's charter applicable to preferred stock and certain provisions contained in the debt instruments of the Company under certain circumstances restrict the amount of retained earnings available for the payment of dividends by the Company. The most restrictive covenant requires that common shareholders' equity be not less than 30% of total capitalization, including short-term debt. At December 31, 1994, approximately $136,000,000 of retained earnings was not restricted. On January 27, 1995 the Board of Directors of the Company declared a quarterly dividend of $.365 per share which was paid on February 15, 1995, to common shareholders of record on February 6, 1995.

    As of March 17, 1995, there were 12,541 holders of record of the Company's common stock, and the closing price of the Company's common stock as reported on the NYSE Composite Transactions Tape was $22.625 per share.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth certain selected financial data for the respective periods presented and should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto set forth on pages 20 through 33 in the 1994 Annual Report to Shareholders, which information is filed as Exhibit 13 to this report and incorporated into Item 8 herein by reference.

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                             1994         1993        1992       1991       1990
                                          ----------   ----------   --------   --------   --------
FINANCIAL DATA (IN THOUSANDS, EXCEPT
   PER SHARE AMOUNTS AND RATIOS)
Statement of Income Data
   Operating revenues ................    $  379,603   $  382,433   $351,613   $343,350   $341,188
   Net income ........................    $   45,043   $   41,812   $ 45,239   $ 44,929   $ 42,544
   Net income applicable
     to common stock .................    $   43,017   $   39,827   $ 43,010   $ 42,957   $ 41,663
   Primary net income
     per common share<F1> ............    $     1.92   $     1.78   $   1.93   $   1.92   $   1.85
   Fully diluted net income
     per common share<F1> ............    $     1.86   $     1.73   $   1.89   $   1.87   $   1.85
   Cash dividends paid per
     common share<F1> ................    $    1.450   $    1.410   $  1.370   $  1.325   $  1.265
Ratio of earnings to
     fixed charges ...................         3.35x        3.30x      3.16x      2.99x      2.84x
Ratio of earnings to
     combined fixed charges and
     preferred stock dividends .......         3.02x        2.96x      2.83x      2.73x      2.73x

Balance Sheet Data (at end of period)
   Total assets ......................    $1,178,191   $1,161,635   $978,220   $973,472   $920,999
   Long-term obligations and
     redeemable preferred stock ......    $  343,509   $  358,329   $318,214   $400,605   $328,526

OPERATING STATISTICS
Electric sales - regular system
  customers (million KWH)
    Residential ......................         2,532        2,470      2,353      2,313      2,225
    Commercial .......................         1,180        1,109      1,062      1,043        997
    Industrial .......................         2,030        2,005      1,972      1,928      1,971
    Other retail .....................           487          463        477        464        434
    Sales for resale .................           210          175        146        141        216
                                          ----------   ----------   --------   --------   --------
  Total sales to regular customers ...         6,439        6,222      6,010      5,889      5,843
Short-term energy sales to other
  utilities (million KWH) ............           174          266         88        121         86
                                          ----------   ----------   --------   --------   --------
    Total electric sales .............         6,613        6,488      6,098      6,010      5,929
                                          ==========   ==========   ========   ========   ========

System peak (thousand kilowatts) .....         1,310        1,346      1,308      1,233      1,218
                                          ==========   ==========   ========   ========   ========
Electric customers ...................       217,568      212,559    213,941    211,332    201,763
                                          ==========   ==========   ========   ========   ========

<F1> All prior-period per share amounts have been restated to reflect a two-for-one stock split effective in May 1992.

                                       18

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  The information set forth on pages 14 through 18 under the caption "Management's Discussion and Analysis" in the Company's 1994 Annual Report to Shareholders is incorporated herein by reference; such information is filed as
Exhibit 13 to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information set forth on pages 20 through 33 in the 1994 Annual Report to Shareholders is incorporated herein by reference; such information is filed as
Exhibit 13 to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information set forth (i) under the subcaption "Directors" under the caption "Election of Directors" and (ii) in the last paragraph under the caption "Security Ownership of Directors and Management" in the Company's definitive Proxy Statement dated March 8, 1995, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (1995 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" on page 16 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

  The information set forth under the subcaption "Organization and Compensation of the Board of Directors" under the caption "Election of Directors" and under the caption "Executive Compensation" in the 1995 Proxy Statement (excluding the information required by paragraphs (k) and (l) of Item 402 of Regulation S-K) is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

  The information set forth under the caption "Security Ownership of Directors and Management" and under the caption "Security Ownership of Certain Beneficial Owners" in the 1995 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the subcaption "Compensation Committee Interlocks and Insider Participation" under the caption "Election of Directors" in the 1995 Proxy Statement is incorporated herein by reference.

                                       19

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
            ON FORM 8-K
                                                          REFERENCE (PAGE)
                                                    ----------------------------
                                                                    1994 ANNUAL
                                                      FORM 10-K      REPORT TO
                                                    ANNUAL REPORT   SHAREHOLDERS
                                                    -------------   ------------
14(a)(1) Consolidated Financial Statements and
          Supplementary Data on pages 20 through 33 in the Company's 1994 Annual Report to
          Shareholders are filed as Exhibit 13 to
          this report and are incorporated herein
          by reference.

         Consolidated Statements of Income for the
          years ended December 31, 1994, 1993 and
          1992.......................................                     20

         Consolidated Balance Sheets at December
          31, 1994 and 1993..........................                     21

         Consolidated Statements of Cash Flows for
          the years ended December 31, 1994, 1993
          and 1992...................................                     22

         Consolidated Statements of Changes in
          Common Shareholders' Equity for the
          years ended December 31, 1994, 1993 and
          1992.......................................                     23

         Notes to Consolidated Financial
          Statements.................................                     24

         Report of Independent Accountants...........                     33

14(a)(2) Financial Statement Schedules

         Report of Independent Accountants...........      29

         Schedule II - Valuation and Qualifying
          Accounts...................................      30

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

                                                                 SEC FILE OR           REGISTRATION
                                                                 REGISTRATION           STATEMENT          EXHIBIT
                   EXHIBITS                                         NUMBER              OR REPORT          NUMBER
----------------------------------------------------             ------------         --------------       ---------
  3(a)     Restated Articles of Incorporation of the              1-5663              10-Q(3/92)           3
             Company dated as of July 24, 1989,
             as amended through April 24, 1992

  3(b)     Amended and Restated Bylaws of the                     1-5663              10-Q(3/94)           3
             Company, as amended to April 22, 1994

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

  4(a)(4)  Third Supplemental Indenture dated as                  2-27284             S-1(10/17/67)        4(b)(4)
             of January 1, 1954, to Exhibit 4(a)(1)

  4(a)(5)  Fourth Supplemental Indenture dated as                 2-27284             S-1(10/17/67)        4(b)(5)
             of November 1, 1954, to Exhibit 4(a)(1)

  4(a)(6)  Tenth Supplemental Indenture dated as                  1-5663              10-K(1986)           4(a)(11)
             of September 1, 1965, to Exhibit 4(a)(1)

  4(a)(7)  Eleventh Supplemental Indenture dated                  2-32069             S-9(4/7/69)          2(m)
             as of April 1, 1969, to Exhibit 4(a)(1)

  4(a)(8)  Eighteenth Supplemental Indenture dated as             1-5663              10-K(1993)           4(a)(8)
             of December 1, 1982, to Exhibit 4(a)(1)

  4(a)(9)  Nineteenth Supplemental Indenture dated as             1-5663              10-K(1993)           4(a)(9)
             of January 1, 1983, to Exhibit 4(a)(1)

  4(a)(10) Twenty-Sixth Supplemental Indenture dated as           1-5663              8-K(3/90)            4(a)(27)
             of March 15, 1990, to Exhibit 4(a)(1)

  4(a)(11) Twenty-Seventh Supplemental Indenture dated as         2-27284             S-1(10/17/67)        4(f)(1)
             of July 15, 1991, to Exhibit 4(a)(1)

  4(b)(1)  Indenture dated December 29, 1948, between             2-27284             S-1(10/17/67)        4(f)(2)
             Louisiana Rural Electric Corporation (LREC)
             and Fidelity National Bank of Baton Rouge,
             as Trustee
                                       21

  4(b)(2)  Supplemental Indenture dated August 25, 1949,          2-27284             S-1(10/17/67)        4(f)(3)
             to Exhibit 4(b)(1)

  4(b)(3)  Supplemental Indenture dated July 13, 1951, to         1-5663              10-K(1986)           4(b)(4)
             Exhibit 4(b)(1)

  4(b)(4)  Supplemental Indenture dated July 11, 1958, to         2-27284             S-1(10/17/67)        4(f)(4)
             Exhibit 4(b)(1)

  4(b)(5)  Supplemental Indenture dated September 26, 1961,       1-5663              10-K(1988)           4(b)(6)
             to Exhibit 4(b)(1)

  4(b)(6)  Assumption Agreement dated July 25, 1978,              1-5663              10-K(1988)           4(b)(7)
             between the Company and the United States of
             America, relating to Exhibit 4(b)(1)

  4(b)(7)  Sale and Assumption of Mortgages dated August 1,       1-5663              10-K(1990)           4(g)
             1978, between the Company and LREC, relating to
             Exhibit 4(b)(1)

  4(c)     Agreement dated October 2, 1980, between the          33-24896             S-3(10/11/88)        4(b)
             Company and the City of Franklin, Louisiana

  4(d)     Indenture between the Company and Bankers
             Trust Company, as Trustee, dated as of
             October 1, 1988

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

 *4(e)(1)  First Supplemental Trust Indenture (The Industrial
             Development Board of the Parish of Rapides, Inc.
             (Louisiana) Adjustable Tender Pollution Control
             Revenue Refunding Bonds, Series 1991) dated as of
             May 1, 1993, between The Industrial Development
             Board of the Parish of Rapides, Inc. and First
             National Bank of Commerce, relating to Exhibit 4(e)

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

                                       22

  4(g)     Trust Indenture (Parish of DeSoto, State of            1-5663              10-K(1991)           4(k)
             Louisiana Adjustable Tender Pollution Control
             Revenue Refunding Bonds, Series 1991A) dated
             as of May 1, 1991, between Parish of Desoto,
             State of Louisiana and First National Bank

 *4(g)(1)  First Supplemental Trust Indenture (The
             Industrial Development Board of
             the Parish of Rapides, Inc. (Louisiana)
             Adjustable Tender Pollution Control
             Revenue Refunding Bonds, Series 1991A)
             dated as of May 1, 1993, between The
             Industrial Development Board of the Parish of Rapides, Inc. and First National
             Bank of Commerce, relating to Exhibit 4(g)

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

 *4(i)(1)  First Supplemental Trust Indenture (The Industrial
             Development Board of the Parish of Rapides, Inc.
             (Louisiana) Adjustable Tender Pollution Control
             Revenue Refunding Bonds, Series 1991B) dated as of May 1, 1993, between The Industrial
             Development Board of the Parish of Rapides, Inc.
             and First National Bank of Commerce, relating to
             Exhibit 4(i)

  4(j)     Refunding Agreement (Parish of DeSoto,                 1-5663              10-Q(6/91)           10(c)
             State of Louisiana Adjustable Tender Pollution
             Control Revenue Refunding Bonds, Series
             1991B) dated as of May 1, 1991, between
             the Parish of DeSoto, State of Louisiana
             and the Company
                                       23

  4(k)     $100,000,000 Credit Agreement dated as of              1-5663              10-K(1992)           4(k)
             April 30, 1992, among the Company, certain
             Banks parties thereto, and Citibank,
             N.A., as Agent

 *4(k)(1)  Letter Amendment to $100,000,000 Credit Agreement
             dated as of April 30,1992, among the Company, certain Banks parties thereto, and Citibank, N.A., as agent, relating to Exhibit 4(k), and First National Bank of Commerce, relating to
             Exhibit 4(e)

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

**10(j)    Executive Severance Agreement between the              1-5663              10-K(1992)           10(w)
             Company and Michael P. Prudhomme

**10(k)    Executive Severance Agreement between the              1-5663              10-K(1992)           10(x)
             Company and David K. Warner

**10(l)    Executive Severance Agreement between the              1-5663              10-K(1992)           10(y)
             Company and John L. Baltes, Jr.

**10(m)    Agreement between the Company and                      1-5663              10-K(1992)           10(z)
             Scott O. Brame in connection with payment
             of bonus for 1992

 *10(n)(1) Receivables Purchase Agreement, dated
             as of April 9, 1990, as Amended and
             Restated as of March 1, 1995, among the
             Company, Corporate Asset Funding Company,
             Inc. and Citicorp North America, Inc.

                                       24

*10(n)(2) Receivables Purchase Agreement, dated
            as of April 9, 1990, as Amended and Restated as of March 1, 1995, among the Company, Citicorp,
            N.A. and Citicorp North America, Inc.

 10(o)(1) Term Loan Agreement dated as of April 2, 1991,          1-5663              10-Q(3/91)           4(b)
            among the 401(k) Savings and Investment Plan
            ESOP Trust, the Company, as Guarantor, the
            Banks listed therein and The Bank of New York,
            as Agent, relating to Exhibit 10(t)

 10(o)(2) Assignment and Assumption Agreement, effective          1-5663              10-Q(3/91)           4(c)
            as of May 6, 1991, between The Bank of New York
            and the Canadian Imperial Bank of Commerce,
            relating to Exhibit 10(o)(1)

 10(o)(3) Assignment and Assumption Agreement dated as of         1-5663              10-K(1991)           10(y)(3)
            July 3, 1991, between The Bank of New York and
            Rapides Bank and Trust Company in Alexandria,
            relating to Exhibit 10(o)(1)

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

 10(p)(1) Remarketing Agreement (The Industrial Development       1-5663              10-Q(9/94)           10(a)
            Board of the Parish of Rapides, Inc. (Louisiana)
            Adjustable Tender Pollution Control Revenue
            Refunding Bonds, Series 1991) dated as of
            July 19,1994, between the Company and PaineWebber
            Incorporated
                                       25

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

*10(p)(3) Amendment No. 1 to Reimbursement Agreements (The
            Industrial Development Board of the Parish of
            Rapides, Inc. (Louisiana) Adjustable Tender
            Pollution Control Revenue Refunding Bonds, series
            1991, 1991A and 1991B) dated as of December 9, 1994, among the Company, various financial institutions, Swiss Bank Corporation, New York Branch, as Issuer of the Letters of Credit, and Swiss Bank
            Corporation, New York Branch, as Agent, relating to
            Exhibits 10(p), 10(q) and 10(r).

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

10(q)(1)   Remarketing Agreement (Parish of DeSoto, State of      1-5663              10-Q(9/94)           10(b)
             Louisiana Adjustable Tender Pollution Control
             Revenue Refunding Bonds, Series 1991A) dated as
             of July 19, 1994, between the Company and
             PaineWebber Incorporated

                                       26

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

 10(r)(1)  Remarketing Agreement (Parish of DeSoto, State of      1-5663              10-Q(9/94)           10(c)
             Louisiana Adjustable Tender Pollution Control
             Revenue Refunding Bonds, Series 1991B) dated as
             of July 19, 1994, between the Company and
             PaineWebber Incorporated

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
             Incorporated, as Remarketing Agent, and Swiss
             Bank Corporation, as Bank

 10(s)     Selling Agency Agreement between the Company           1-5663              8-K(2/92)            1
             and Salomon Brothers Inc, The First Boston
             Corporation and Smith Barney, Harris Upham &
             Co. Incorporated dated as of February 27, 1992

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

*11        Computation of Net Income Per Common Share

*12        Computation of Earnings to Fixed Charges and
             Earnings to Combined Fixed Charges and
             Preferred Stock Dividends

                                       27

*13        Management's Discussion and Analysis of Financial
             Condition and Results of Operations, Consolidated
             Financial Statements and Notes and Report of
             Independent Accountants

*23        Consent of Independent Accountants

*24        Power of Attorney from each Director of the Company
             whose signature is affixed to this Form 10-K
             for the year ended December 31, 1994

*27        Financial Data Schedule UT

14(b)  Reports on Form 8-K

   The Company filed a Report on Form 8-K dated as of February 1, 1995 to announce that a purchase and sale agreement regarding a purchase of all of the assets of Teche by the Company had been executed. For more information, see pages 15 and 16 under the subcaption "Results of Operations - Co-op Developments" under the caption "Management's Discussion and Analysis" in the 1994 Annual Report to Shareholders, which information is filed as Exhibit 13 to this report and incorporated into Part II herein by reference.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Central Louisiana Electric Company, Inc.:


Our report on the consolidated financial statements of Central Louisiana Electric Company, Inc. has been incorporated by reference in this Form 10-K from page 33 of the 1994 Annual Report to Shareholders of Central Louisiana Electric Company, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) on page 20 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.
                                                    COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
January 27, 1995

                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1994, 1993 and 1992
                                 (In thousands)

================================================================================
   COL. A                   COL. B      COL. C       COL. D          COL. E
--------------------------------------------------------------------------------
                                       ADDITIONS   UNCOLLECTIBLE
                          BALANCE AT  CHARGED TO     ACCOUNTS       BALANCE AT
ALLOWANCE FOR             BEGINNING    COST AND     WRITE-OFFS,        END
UNCOLLECTIBLE ACCOUNTS    OF PERIOD    EXPENSES   LESS RECOVERIES   OF PERIOD(1)
--------------------------------------------------------------------------------
Year Ended
 December 31, 1994 ...      $537         $442          $535            $444

Year Ended
 December 31, 1993 ...      $779         $ 92          $334            $537

Year Ended
 December 31, 1992 ...      $733         $240          $194            $779
-----------
(1)  Deducted in the balance sheet

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

                                     CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                                                   (REGISTRANT)

                                             BY: GREGORY L. NESBITT
                                         (Gregory L. Nesbitt, President
                                          and Chief Executive Officer)
Date:  March 30, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE                          TITLE                           DATE
    ---------                          -----                           ----
  GREGORY L. NESBITT          President, Chief Executive
 (Gregory L. Nesbitt)             Officer and Director            March 30, 1995
                              (Principal Executive Officer)
  DAVID M. EPPLER
 (David M. Eppler)                 Vice President                 March 30, 1995
                              (Principal Financial Officer)
  JOHN L. BALTES, JR.
 (John L. Baltes, Jr.)                Controller                  March 30, 1995
                              (Principal Accounting Officer)
                     ________
  SHERIAN G. CADORIA         |
                             |
  J. PATRICK GARRETT         |
                             |
  F. BEN JAMES, JR.          |
                             |
  HUGH J. KELLY              |
                             |
  WILLIAM A. LOCKWOOD        > DIRECTORS*
                             |
  A. DELOACH MARTIN, JR.     |
                             |
  ROBERT T. RATCLIFF         |
                             |
  EDWARD D. SIMMONS          |
                             |
  ERNEST L. WILLIAMSON ______|

  *BY:   DAVID M. EPPLER
        (David M. Eppler, as                                March 30, 1995
         Attorney-in-Fact)

                                 EXHIBIT INDEX

  The Exhibits designated by an asterisk are filed herewith. The Exhibits not so designated have been previously filed with the Securities and Exchange Commission, and are incorporated herein by reference. The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this report.

                                                                 SEC FILE OR           REGISTRATION
                                                                 REGISTRATION           STATEMENT          EXHIBIT
                   EXHIBITS                                         NUMBER              OR REPORT          NUMBER
----------------------------------------------------             ------------         --------------       ---------
  3(a)     Restated Articles of Incorporation of the              1-5663              10-Q(3/92)           3
             Company dated as of July 24, 1989,
             as amended through April 24, 1992

  3(b)     Amended and Restated Bylaws of the                     1-5663              10-Q(3/94)           3
             Company, as amended to April 22, 1994

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

  4(a)(4)  Third Supplemental Indenture dated as                  2-27284             S-1(10/17/67)        4(b)(4)
             of January 1, 1954, to Exhibit 4(a)(1)

  4(a)(5)  Fourth Supplemental Indenture dated as                 2-27284             S-1(10/17/67)        4(b)(5)
             of November 1, 1954, to Exhibit 4(a)(1)

  4(a)(6)  Tenth Supplemental Indenture dated as                  1-5663              10-K(1986)           4(a)(11)
             of September 1, 1965, to Exhibit 4(a)(1)

  4(a)(7)  Eleventh Supplemental Indenture dated                  2-32069             S-9(4/7/69)          2(m)
             as of April 1, 1969, to Exhibit 4(a)(1)

  4(a)(8)  Eighteenth Supplemental Indenture dated as             1-5663              10-K(1993)           4(a)(8)
             of December 1, 1982, to Exhibit 4(a)(1)

  4(a)(9)  Nineteenth Supplemental Indenture dated as             1-5663              10-K(1993)           4(a)(9)
             of January 1, 1983, to Exhibit 4(a)(1)

  4(a)(10) Twenty-Sixth Supplemental Indenture dated as           1-5663              8-K(3/90)            4(a)(27)
             of March 15, 1990, to Exhibit 4(a)(1)

  4(a)(11) Twenty-Seventh Supplemental Indenture dated as         2-27284             S-1(10/17/67)        4(f)(1)
             of July 15, 1991, to Exhibit 4(a)(1)

  4(b)(1)  Indenture dated December 29, 1948, between             2-27284             S-1(10/17/67)        4(f)(2)
             Louisiana Rural Electric Corporation (LREC)
             and Fidelity National Bank of Baton Rouge,
             as Trustee

  4(b)(2)  Supplemental Indenture dated August 25, 1949,          2-27284             S-1(10/17/67)        4(f)(3)
             to Exhibit 4(b)(1)

  4(b)(3)  Supplemental Indenture dated July 13, 1951, to         1-5663              10-K(1986)           4(b)(4)
             Exhibit 4(b)(1)

  4(b)(4)  Supplemental Indenture dated July 11, 1958, to         2-27284             S-1(10/17/67)        4(f)(4)
             Exhibit 4(b)(1)

  4(b)(5)  Supplemental Indenture dated September 26, 1961,       1-5663              10-K(1988)           4(b)(6)
             to Exhibit 4(b)(1)

  4(b)(6)  Assumption Agreement dated July 25, 1978,              1-5663              10-K(1988)           4(b)(7)
             between the Company and the United States of
             America, relating to Exhibit 4(b)(1)

  4(b)(7)  Sale and Assumption of Mortgages dated August 1,       1-5663              10-K(1990)           4(g)
             1978, between the Company and LREC, relating to
             Exhibit 4(b)(1)

  4(c)     Agreement dated October 2, 1980, between the          33-24896             S-3(10/11/88)        4(b)
             Company and the City of Franklin, Louisiana

  4(d)     Indenture between the Company and Bankers
             Trust Company, as Trustee, dated as of
             October 1, 1988

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

 *4(e)(1)  First Supplemental Trust Indenture (The Industrial
             Development Board of the Parish of Rapides, Inc.
             (Louisiana) Adjustable Tender Pollution Control
             Revenue Refunding Bonds, Series 1991) dated as of
             May 1, 1993, between The Industrial Development
             Board of the Parish of Rapides, Inc. and First
             National Bank of Commerce, relating to Exhibit 4(e)

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

 *4(g)(1)  First Supplemental Trust Indenture (The
             Industrial Development Board of
             the Parish of Rapides, Inc. (Louisiana)
             Adjustable Tender Pollution Control
             Revenue Refunding Bonds, Series 1991A)
             dated as of May 1, 1993, between The
             Industrial Development Board of the Parish of Rapides, Inc. and First National
             Bank of Commerce, relating to Exhibit 4(g)

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

 *4(i)(1)  First Supplemental Trust Indenture (The Industrial
             Development Board of the Parish of Rapides, Inc.
             (Louisiana) Adjustable Tender Pollution Control
             Revenue Refunding Bonds, Series 1991B) dated as of May 1, 1993, between The Industrial
             Development Board of the Parish of Rapides, Inc.
             and First National Bank of Commerce, relating to
             Exhibit 4(i)

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

 *4(k)(1)  Letter Amendment to $100,000,000 Credit Agreement
             dated as of April 30,1992, among the Company, certain Banks parties thereto, and Citibank, N.A., as agent, relating to Exhibit 4(k), and First National Bank of Commerce, relating to
             Exhibit 4(e)

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

**10(j)    Executive Severance Agreement between the              1-5663              10-K(1992)           10(w)
             Company and Michael P. Prudhomme

**10(k)    Executive Severance Agreement between the              1-5663              10-K(1992)           10(x)
             Company and David K. Warner

**10(l)    Executive Severance Agreement between the              1-5663              10-K(1992)           10(y)
             Company and John L. Baltes, Jr.

**10(m)    Agreement between the Company and                      1-5663              10-K(1992)           10(z)
             Scott O. Brame in connection with payment
             of bonus for 1992

 *10(n)(1) Receivables Purchase Agreement, dated
             as of April 9, 1990, as Amended and
             Restated as of March 1, 1995, among the
             Company, Corporate Asset Funding Company,
             Inc. and Citicorp North America, Inc.

*10(n)(2) Receivables Purchase Agreement, dated
            as of April 9, 1990, as Amended and Restated as of March 1, 1995, among the Company, Citicorp,
            N.A. and Citicorp North America, Inc.

 10(o)(1) Term Loan Agreement dated as of April 2, 1991,          1-5663              10-Q(3/91)           4(b)
            among the 401(k) Savings and Investment Plan
            ESOP Trust, the Company, as Guarantor, the
            Banks listed therein and The Bank of New York,
            as Agent, relating to Exhibit 10(t)

 10(o)(2) Assignment and Assumption Agreement, effective          1-5663              10-Q(3/91)           4(c)
            as of May 6, 1991, between The Bank of New York
            and the Canadian Imperial Bank of Commerce,
            relating to Exhibit 10(o)(1)

 10(o)(3) Assignment and Assumption Agreement dated as of         1-5663              10-K(1991)           10(y)(3)
            July 3, 1991, between The Bank of New York and
            Rapides Bank and Trust Company in Alexandria,
            relating to Exhibit 10(o)(1)

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

 10(p)(1) Remarketing Agreement (The Industrial Development       1-5663              10-Q(9/94)           10(a)
            Board of the Parish of Rapides, Inc. (Louisiana)
            Adjustable Tender Pollution Control Revenue
            Refunding Bonds, Series 1991) dated as of
            July 19,1994, between the Company and PaineWebber
            Incorporated

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

*10(p)(3) Amendment No. 1 to Reimbursement Agreements (The
            Industrial Development Board of the Parish of
            Rapides, Inc. (Louisiana) Adjustable Tender
            Pollution Control Revenue Refunding Bonds, series
            1991, 1991A and 1991B) dated as of December 9, 1994, among the Company, various financial institutions, Swiss Bank Corporation, New York Branch, as Issuer of the Letters of Credit, and Swiss Bank
            Corporation, New York Branch, as Agent, relating to
            Exhibits 10(p), 10(q) and 10(r).

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

10(q)(1)   Remarketing Agreement (Parish of DeSoto, State of      1-5663              10-Q(9/94)           10(b)
             Louisiana Adjustable Tender Pollution Control
             Revenue Refunding Bonds, Series 1991A) dated as
             of July 19, 1994, between the Company and
             PaineWebber Incorporated

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

 10(r)(1)  Remarketing Agreement (Parish of DeSoto, State of      1-5663              10-Q(9/94)           10(c)
             Louisiana Adjustable Tender Pollution Control
             Revenue Refunding Bonds, Series 1991B) dated as
             of July 19, 1994, between the Company and
             PaineWebber Incorporated

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
             Incorporated, as Remarketing Agent, and Swiss
             Bank Corporation, as Bank

 10(s)     Selling Agency Agreement between the Company           1-5663              8-K(2/92)            1
             and Salomon Brothers Inc, The First Boston
             Corporation and Smith Barney, Harris Upham &
             Co. Incorporated dated as of February 27, 1992

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

*11        Computation of Net Income Per Common Share

*12        Computation of Earnings to Fixed Charges and
             Earnings to Combined Fixed Charges and
             Preferred Stock Dividends

*13        Management's Discussion and Analysis of Financial
             Condition and Results of Operations, Consolidated
             Financial Statements and Notes and Report of
             Independent Accountants

*23        Consent of Independent Accountants

*24        Power of Attorney from each Director of the Company
             whose signature is affixed to this Form 10-K
             for the year ended December 31, 1994

*27        Financial Data Schedule UT