Form 10-Q
period 1995-03-31
CENTRAL LOUISIANA ELECTRIC CO INC
filed 1995-05-15
CIK 18672

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549


                               FORM 10-Q

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995     Commission file number 1-5663

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

                       Yes X     No

  As of May 1, 1995 there were 22,419,108 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                              TABLE OF CONTENTS


                                                                     Page
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements. . . . . . . . . . . . . . .             1
           Report of Independent Accountants. . . . . . . . .            2
           Consolidated Statements of Income. . . . . . . . .            3
           Consolidated Balance Sheets. . . . . . . . . . . .            4
           Consolidated Statements of Cash Flows. . . . . . .            6
           Note to Consolidated Financial Statements. . . . .            7
  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations
           Results of Operations. . . . . . . . . . . . . . .            8
           Financial Condition. . . . . . . . . . . . . . . .            8

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . . . .           10
  Item 5.  Other Information. . . . . . . . . . . . . . . . .           10
  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .           12

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . .           13

Exhibit 11. . . . . . . . . . . . . . . . . . . . . . . . . .           14
Exhibit 12. . . . . . . . . . . . . . . . . . . . . . . . . .           15
Exhibit 15. . . . . . . . . . . . . . . . . . . . . . . . . .           16
Exhibit 27. . . . . . . . . . . . . . . . . . . . . . . . . .           17

                                     PART I

                             FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

  The consolidated financial statements for Central Louisiana Electric Company, Inc. (the Company) included herein are unaudited but reflect, in the Company's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of its financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of the Company's business, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

The consolidated financial statements included herein have been subjected to a limited review by Coopers & Lybrand L.L.P., independent accountants for the Company, whose report is included herein.

Coopers                               Coopers & Lybrand L.L.P.
& Lybrand                             a professional services firm


REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Central Louisiana Electric Company, Inc.:

We have made a review of the consolidated balance sheet of Central Louisiana Electric Company, Inc. as of March 31, 1995, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994 and the related consolidated statements of income, cash flows and changes in common shareholders' equity for the year then ended (not present herein); and in our report dated January 27, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Coopers & Lybrand L.L.P.
New Orleans, Louisiana
April 21, 1995


                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                      For the three months ended March 31
                                  (Unaudited)



                                                (In thousands, except share and
                                                         per share amounts)
                                                  1995                1994
                                           ---------------     ---------------
OPERATING REVENUES                         $       79,872      $       84,147
                                           ---------------     ---------------
OPERATING EXPENSES
  Fuel used for electric generation                22,647              27,939
  Power purchased                                   4,344               3,282
  Other operation                                  13,531              12,827
  Maintenance                                       4,396               4,971
  Depreciation                                     10,324               9,795
  Taxes other than income taxes                     7,428               7,104
  Federal and state income taxes                    2,613               3,450
                                           ---------------     ----------------
                                                   65,283              69,368
                                           ---------------     ---------------
OPERATING INCOME                                   14,589              14,779

Allowance for other funds used during
  construction                                        411                 265
Other income and expenses, net                         65                 119
                                           ---------------     ---------------
INCOME BEFORE INTEREST CHARGES                     15,065              15,163

Interest charges, including amortization of
  debt expense, premium and discount                7,267               6,722
Allowance for borrowed funds used during
  construction                                       (292)               (138)
                                           ---------------     ---------------
NET INCOME                                          8,090               8,579

Preferred dividend requirements, net                  508                 498
                                           ---------------     ---------------

NET INCOME APPLICABLE TO COMMON STOCK      $        7,582      $        8,081
                                           ---------------     ---------------

WEIGHTED AVERAGE COMMON SHARES
  Primary                                      22,420,742          22,415,338
  Fully diluted                                23,839,404          23,844,652

EARNINGS PER SHARE
  Primary                                           $0.34               $0.36
  Fully diluted                                     $0.33               $0.35

CASH DIVIDENDS PAID PER SHARE                      $0.365               $0.355

The accompanying note is an integral part of the consolidated financial statements.

                                         3

                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)



                                                      (In thousands)
                                           March 31, 1995     December 31, 1994
                                          ---------------     -----------------

                   ASSETS
Utility plant
  Property, plant and equipment              $1,282,147            $1,276,266
  Accumulated depreciation                     (420,170)             (410,513)
                                          ---------------      ---------------
                                                861,977               865,753
  Construction work-in-progress                  50,605                46,379
                                          ---------------      ---------------
     Total utility plant, net                   912,582               912,132
                                          ---------------      ---------------
Investments and other assets                      7,579                20,327
                                          ---------------      ---------------

Current assets
  Cash and cash equivalents                      19,738                 7,440
  Accounts receivable, net                       10,263                11,147
  Unbilled revenues                                 486                   573
  Inventory, at average cost                     10,631                10,184
  Materials and supplies, at average cost        15,654                14,945
  Prepayments and other current assets            2,854                 2,374
                                         ---------------       ---------------
    Total current assets                         59,626                46,663
                                         ---------------       ---------------

Accumulated deferred federal and
  state income taxes                             40,559                39,377
Prepayments and other                           161,533               159,692
                                         ---------------       ---------------

     TOTAL ASSETS                            $1,181,879            $1,178,191
                                         ---------------       ---------------

The accompanying note is an integral part of the consolidated financial statements.






                           (Continued on next page)



                     CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                                                       (In thousands,
                                                    except share amounts)
                                           March 31, 1995     December 31, 1994
                                         -----------------    -----------------

    CAPITALIZATION AND LIABILITIES
Common shareholders' equity
  Common stock, $2 par value, authorized
    50,000,000 shares, issued 22,735,154
    and 22,720,074 shares at March 31,
    1995 and December 31, 1994, respectively   $   45,470     $    45,440
  Premium on capital stock                        113,273         113,070
  Retained earnings                               210,843         211,198
  Treasury stock at cost, 318,446 and
    329,433 shares at March 31, 1995
    and December 31, 1994, respectively            (6,459)         (6,681)
                                               -----------     -----------
                                                  363,127         363,027
                                               -----------     -----------
Preferred stock, cumulative, $100 par value
  Not subject to mandatory redemption              30,519          30,748
  Deferred compensation related to
    preferred stock held by ESOP                  (23,563)        (24,404)
                                               -----------     -----------
                                                    6,956           6,344
  Subject to mandatory redemption                   6,920           6,920
                                               -----------     -----------
                                                   13,876          13,264
                                               -----------     -----------
Long-term debt, net                               336,063         336,589
                                               -----------     -----------
   Total capitalization                           713,066         712,880
                                               -----------     -----------

Current liabilities
  Short-term debt                                  47,369          28,977
  Long-term debt due within one year               14,689          14,676
  Accounts payable                                 26,782          43,466
  Customer deposits                                19,612          19,513
  Taxes accrued                                     9,739           3,262
  Interest accrued                                  2,808           8,298
  Accumulated deferred fuel                         5,740           6,114
  Other current liabilities                         2,528           2,618
                                               -----------     -----------
    Total current liabilities                     129,267         126,924
                                               -----------     -----------
Deferred credits
  Accumulated deferred federal and state
     income taxes                                 229,638         228,803
  Accumulated deferred investment tax
     credits                                       34,533          34,987
  Other deferred credits                           75,375          74,597
                                               -----------     -----------
    Total deferred credits                        339,546         338,387
                                               -----------     -----------
   TOTAL CAPITALIZATION AND LIABILITIES        $1,181,879      $1,178,191
                                               -----------     -----------

The accompanying note is an integral part of the consolidated financial statements.

                                         5

                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31
                                  (Unaudited)

                                                                 (In thousands)
                                                             1995       1994
                                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $ 8,090    $ 8,579
  Adjustments to reconcile net income
    to net cash provided by (used in) operating
    activities
      Depreciation and amortization                         10,568      9,895
      Allowance for funds used during construction            (703)      (403)
      Amortization of investment tax credits                  (454)      (455)
      Deferred income taxes                                    433        839
      Deferred fuel costs                                     (374)        77
      Gain on disposition of utility plant, net                 (1)         0
  Changes in assets and liabilities
      Accounts receivable                                      884      3,220
      Unbilled revenues                                         87        286
      Inventory, materials and supplies                     (1,156)       921
      Accounts payable                                     (16,684)   (13,811)
      Customer deposits                                         99        232
      Other deferred accounts                               (2,199)    (2,162)
      Taxes accrued                                          6,477      5,854
      Interest accrued                                      (5,490)    (5,321)
   Other, net                                                  149      1,396
                                                            --------   -------
     Net cash provided by (used in) operating
      activities                                              (274)     9,147
                                                            --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to utility plant                               (10,333)    (8,246)
  Allowance for funds used during construction                 703        403
  Sale of utility plant                                        151         57
  Purchase of investments                                        0    (39,167)
  Sale of investments                                       12,632     38,469
                                                           --------   --------
    Net cash provided by (used in) investing
      activities                                             3,153     (8,484)
                                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                     233        116
  Repurchase of common stock                                     0        (21)
  Retirement of long-term debt                                (522)      (502)
  Increase in short-term debt                               18,392     10,571
  Redemption of preferred stock                                  0        (11)
  Issuance of preferred stock                                    0         (8)
  Dividends paid on common and preferred stock, net         (8,684)    (8,448)
                                                           --------   --------
    Net cash provided by financing activities                9,419      1,697
                                                           --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   12,298      2,360
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             7,440      5,802
                                                           --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $19,738    $ 8,162

Supplementary cash flow information
  Interest paid (net of amount capitalized)                $ 2,852    $11,817
  Income taxes paid                                        $   500    $ 1,500

The accompanying note is an integral part of the consolidated financial statements.

                                         6

                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                  NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note A.  Contingencies

  An audit of the Company's 1991 and 1992 tax returns was completed by agents of the Internal Revenue Service (IRS) in January 1995. A number of assessments were proposed that would substantially increase federal and Louisiana taxable income for those years. The Company is contesting most of these assessments. Deferred taxes have been provided for all temporary differences and reserves have been provided for other issues. If the IRS is completely successful on all of the contested issues, an additional liability in excess of current reserves would exist for interest and, if assessed, penalties.

In February 1995 the Company and Teche Electric Cooperative, Inc. (Teche) executed a purchase and sale agreement regarding the purchase of all of the assets of Teche by the Company for a purchase price, including the Company's assumption or other discharge of Teche's liabilities, of approximately $22.4 million. Teche serves about 8,600 customers and its service area, which comprises parts of Iberia, St. Martin and St. Mary parishes, is adjacent to the Company's service area. Teche members approved the purchase and sale agreement at their annual meeting on March 11, 1995. Consummation of the acquisition is subject to a number of conditions, including approval by the Louisiana Public Service Commission (LPSC), the Rural Utilities Service (RUS) and other governmental agencies, successful resolution of Teche's power supply contract with Cajun Electric Power Cooperative (Cajun) and certain other conditions.

In December 1994 the Company announced its interest in acquiring Washington-St. Tammany Electric Cooperative, Inc. (WST). WST serves approximately 30,600 customers in an area adjacent to the Company's Northlake Division in Washington, St. Tammany and Tangipahoa parishes. Any potential acquisition of WST would be subject to similar conditions as the Teche acquisition. See
"Item 5. Other Information" in Part II of this report for more information regarding the Company's efforts to acquire Teche and WST.

                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net income applicable to common stock totaled $7.6 million for the quarter ended March 31, 1995, as compared to $8.1 million for the corresponding period in 1994. Primary earnings per average common share were $0.34 for the quarter ended March 31, 1995, as compared to $0.36 for the same period in 1994. The following principal factors contributed to these results:

Operating revenues decreased $4.3 million, or 5.1%, for the first quarter 1995, compared to the first quarter 1994, primarily due to a decrease in fuel cost recovery revenues and milder winter weather. Fuel cost recovery revenues decreased $4.4 million, or 14.2%, for the first quarter 1995 compared to the same period in 1994, due to lower fuel costs resulting from a decline in natural gas prices. Changes in fuel cost recovery revenues have had no effect on net income, as fuel costs have been recovered through a fuel cost adjustment clause which enabled the Company to pass on to customers substantially all changes in the cost of generating fuel. The adjustments regulated by the LPSC (about 99% of the total fuel cost adjustment) are audited by the LPSC staff monthly and the remaining portion, regulated by the Federal Energy Regulatory Commission (FERC), is audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

Operating expenses decreased $3.2 million, or 4.9%, for the quarter ended March 31, 1995, compared to the same period in 1994, primarily due to lower fuel costs; offset by increases in depreciation expense and other taxes. Depreciation expenses increased $0.5 million, or 5.4%, for the quarter ended March 31, 1995 compared to the same period in 1994, primarily as a result of accruals relating to construction work-in-progress additions which have been completed and the work orders are expected to be closed in 1995. Taxes other than income taxes increased $0.3 million, or 4.6%, for the three-month period ended March 31, 1995, compared to the corresponding prior-year period, as a result of higher millage rates and increased ad valorem taxes resulting from higher assessed property values due primarily to property additions.

Interest expenses increased $0.5 million, or 8.1% during the first quarter of 1995, compared to the same period in 1994, primarily due to higher interest rates and higher levels of short-term debt.


FINANCIAL CONDITION

Liquidity and Capital Resources

  Since 1990 the Company has participated in a program where up to $35 million of receivables can be sold on an ongoing basis. The amount of receivables that may be sold at any time depends upon seasonal fluctuations in the amount of eligible receivables. The program was extended in March 1995 and will continue until the year 2000.

The Company has an effective shelf registration statement and all regulatory approvals necessary to issue up to $50 million of debt and $50 million of preferred stock.

At March 31, 1995 and 1994, the Company had $47.4 million and $29.0 million, respectively, of short-term debt outstanding in the form of commercial paper borrowings and bank loans. A $100 million revolving credit facility, which provides support for the issuance of commercial paper, is presently scheduled to continue through July 1997. Uncommitted lines of credit with banks totaling $23 million are available to meet short-term working capital needs. Additionally, at March 31, 1995, an unregulated subsidiary of the Company had $18.1 million of cash and temporary cash investments in securities with original maturities of 90 days or less.

Regulatory Matters

  On May 1, 1995 the Company began providing approximately 13 megawatts of wholesale power service to the city of St. Martinville under a five-year contract subject to the jurisdiction of the FERC. This contract was challenged in 1993 by the previous supplier, Louisiana Energy and Power Authority (LEPA), as well as the city of Lafayette and the American Public Power Association, with assertions of preferential, discriminatory and predatory pricing. An initial decision of the FERC's presiding administrative law judge (ALJ) in February 1995 rejected LEPA's arguments. Under FERC procedures, LEPA has filed a brief requesting the FERC to revise the initial decision. The Company has opposed LEPA's brief. Management believes that the ALJ's initial decision will be upheld.

On March 29, 1995 the FERC issued a Notice of Proposed Rulemaking (NOPR) addressing two key issues: open transmission access and recovery of stranded cost. The open access provisions of the NOPR propose to require utilities to offer third parties open access to transmission for comparable service under the same or comparable terms and conditions, as the utility's own use of its system. Providing unbundled transmission services to firm-requirements customers may have significant financial consequences to the utility industry. While providing open access for non-requirements sales should not have the same financial impact, it may have a significant impact on utility operations.

The stranded-cost proposal would allow utilities to recover investments stranded by customers departing as a result of opening the transmission systems. This proposal should mitigate the financial consequences of unbundling transmission services to firm-requirements customers. The Company does not expect to lose any significant load in the event that access to its transmission service is opened and, therefore, should not have significant stranded investments.

Comments on the NOPR are due 120 days after its publication, and reply comments will be due 60 days later. At this time, it is not possible to predict whether the NOPR will become a final rule, and if it does become a final rule, the form of such final rule and its effect on the Company. If adopted, generic tariffs will be available to all buyers and sellers of electric energy at wholesale rates and will become effective 60 days after the date of adoption of the final rule. After 60 days from the date of adoption, utilities and customers may propose changes to the tariffs.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) was issued in March 1995. FAS 121 establishes accounting standards for determining when losses due to impairment of long-lived assets should be recognized and how those losses should be measured. This statement is effective for fiscal years beginning after December 15, 1995. Currently, the Company believes that adoption of this standard will not have a significant effect on its financial condition or the results of its operations.


                                     PART II

                               OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The Annual Meeting of Shareholders of the Company was held on April 21, 1995 in Pineville, Louisiana.

   (b) Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees, and all nominees listed in the Proxy Statement were elected.

   (c) The following is a tabulation of the votes cast upon each of the proposals presented at the Annual Meeting of Shareholders of the Company on April 21, 1995:

       (1)     Election of Directors:


               Class I Directors        For        Withheld     Broker Non-Votes
               ------------------    ---------     ---------    ----------------

               Sherian G. Cadoria   19,599,606      282,489            0

               Hugh J. Kelly        19,712,142      169,953            0

               Gregory L. Nesbitt   19,698,743      183,352            0



       (2) Approval of the appointment of Coopers & Lybrand L.L.P. as the Company's auditors for 1995:


                       For      Against      Abstain     Broker Non-Votes
                  -----------  ---------    ---------    ----------------
                  19,678,288    104,294       99,513            0




Item 5.  OTHER INFORMATION

  The Company, along with three other investor-owned electric utility companies operating within Louisiana, was named by consultants in a preliminary report provided to the LPSC at its regularly scheduled June 1993 meeting as having a current return on equity which may be higher than a return which would be awarded if rates were established currently. The LPSC offered all four utility companies the opportunity to respond to the consultants' comments and considered the responses of all four companies at its August 1993 meeting. The LPSC subsequently elected to review the earnings of all electric, gas, water and telecommunication utilities regulated by it to determine if the returns on equity earned by these companies may be higher than returns that might be awarded in the current economic environment. At its regularly scheduled April 1995 meeting, the LPSC voted to request bids from consultants to conduct an earnings review of such utilities, including the Company during 1995.

In February 1995 the Company and Teche executed a purchase and sale agreement regarding the purchase of all of the assets of Teche by the Company for a purchase price, including the Company's assumption or other discharge of Teche's liabilities, of approximately $22.4 million. Teche serves about 8,600 customers and its service area, which comprises parts of Iberia, St. Martin and St. Mary parishes, is adjacent to the Company's service area. Teche members approved the purchase and sale agreement at their annual meeting on March 11, 1995. Consummation of the acquisition is subject to a number of conditions, including approval by the LPSC, the RUS and other governmental agencies, successful resolution of Teche's power supply contract with Cajun and certain other conditions.

In December 1994 the Company announced its interest in acquiring WST. WST serves approximately 30,600 customers in an area adjacent to the Company's Northlake Division in Washington, St. Tammany and Tangipahoa parishes. Three WST board candidates who were endorsed by the Company and were supportive of pursuing a Company proposal to acquire WST, were not elected to WST's board at their annual meeting held on May 6, 1995. At this time, the Company is unable to predict whether it will be successful in acquiring WST. Any potential acquisition of WST would be subject to similar conditions as discussed above relating to the Teche acquisition.

Cajun, which provides power to all of the state's electric distribution cooperatives, including WST and Teche, is in bankruptcy and is acting as debtor-in-possession of its assets, rights and interests. In March 1995 Cajun filed a motion in bankruptcy court to stay the Company's acquisition of Teche. A hearing on the motion has been postponed indefinitely by the court with the agreement of the Company, Teche and Cajun. Cajun has also moved the bankruptcy court to stay certain of the Company's actions in attempting to purchase the assets and business of WST. No date has been set for a hearing on that motion.

In April and May 1995, the Company, Teche and the RUS filed motions with the bankruptcy court to appoint an independent trustee to replace Cajun as debtor-in-possession and to oversee the Cajun bankruptcy, including the disposition of Teche and its all-requirements power contract with Cajun. The Company anticipates the bankruptcy court ruling on the trustee matter sometime prior to the fourth quarter of this year. The Company believes the appointment of a trustee may facilitate a resolution of the issues in Cajun's bankruptcy associated with the Company's acquisition of Teche.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          11 Computation of Net Income Per Common Share for the three months ended March 31, 1995 and 1994

          12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended March 31, 1995

          15 Awareness letter, dated May 12, 1995, from Coopers & Lybrand L.L.P. regarding review of the unaudited interim financial statements

          27   Financial Data Schedule

      (b) Reports on Form 8-K

          The Company filed a Report on Form 8-K dated as of February 1, 1995 to announce that a purchase and sale agreement regarding a purchase of substantially all of the assets of Teche by the Company had been executed. The acquisition of substantially all of the assets of Teche pursuant to the purchase and sale agreement is subject to conditions similar to those set forth above in "Item 5. Other Information" relating to the acquisition of WST.

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


Date: May 15, 1995