Form 10-Q
period 1995-06-30
CENTRAL LOUISIANA ELECTRIC CO INC
filed 1995-08-14
CIK 18672

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                 FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995     Commission file number 1-5663

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

                            Yes   x    No

     As of August 1, 1995 there were 22,421,608 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                             TABLE OF CONTENTS


                                                                       Page
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements . . . . . . . . . . . . . . .             1
           Report of Independent Accountants. . . . . . . . .             2
           Consolidated Statements of Income. . . . . . . . .             3
           Consolidated Balance Sheets. . . . . . . . . . . .             5
           Consolidated Statements of Cash Flows. . . . . . .             7
           Note to Consolidated Financial Statements. . . . .             8
  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations
           Results of Operations. . . . . . . . . . . . . . .             9
           Financial Condition. . . . . . . . . . . . . . . .            10

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of
            Security Holders. . . . . . . . . . . . . . . . .            11
  Item 5.  Other Information
            LPSC Earnings Review. . . . . . . . . . . . . . .            11
            Activities With Respect to Cooperatives . . . . .            12
            Changes in Corporate Structure. . . . . . . . . .            12

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .            13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . .            14

                                   PART I

                           FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

   The consolidated financial statements for Central Louisiana Electric Company, Inc. (the Company) included herein are unaudited but reflect, in the Company's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of its financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of the Company's business, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

Coopers                                      Coopers & Lybrand L.L.P.
& Lybrand                                    a professional services firm


                     REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Central Louisiana Electric Company, Inc.:

We have made a review of the consolidated balance sheet of Central Louisiana Electric Company, Inc. as of June 30, 1995, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1995 and 1994, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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



Coopers & Lybrand L.L.P
New Orleans, Louisiana
July 26,1995


                 CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                   For the three months ended June 30
                                (Unaudited)


                                            (In thousands, except share and
                                                   per share amounts)
                                               1995               1994
                                            ----------         ----------
OPERATING REVENUES                          $  100,599         $  100,940
                                            ----------         ----------

OPERATING EXPENSES
   Fuel used for electric generation            25,248             31,295
   Power purchased                               8,500              7,356
   Other operation                              15,310             13,841
   Maintenance                                   5,541              5,974
   Depreciation                                 10,168              9,824
   Taxes other than income taxes                 7,211              7,110
   Federal and state income taxes                8,326              6,264
                                            ----------         ----------
                                                80,304             81,664
                                            ----------         ----------
OPERATING INCOME                                20,295             19,276

Allowance for other funds used during
   construction                                    487                301
Other income and expenses, net                     353               (264)
                                            ----------         ----------
INCOME BEFORE INTEREST CHARGES                  21,135             19,313

Interest charges, including amortization of
   debt expense, premium and discount            7,528              6,680
Allowance for borrowed funds used during
   construction                                   (395)              (138)
                                            ----------         ----------
NET INCOME                                      14,002             12,771

Preferred dividend requirements, net               512                503
                                            ----------         ----------
NET INCOME APPLICABLE TO COMMON STOCK       $   13,490         $   12,268
                                            ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
   Primary                                  22,430,706         22,420,647
   Fully diluted                            23,846,221         23,847,149

EARNINGS PER SHARE
   Primary                                       $0.60              $0.55
   Fully diluted                                 $0.58              $0.53

CASH DIVIDENDS PAID PER SHARE                    $0.375             $0.365

The accompanying note is an integral part of the consolidated financial statements.


                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                      For the six months ended June 30
                                 (Unaudited)


                                           (In thousands, except share and
                                                  per share amounts)
                                              1995               1994
                                           ----------         ----------
OPERATING REVENUES                         $  180,471         $  185,087
                                           ----------         ----------

OPERATING EXPENSES
   Fuel used for electric generation           47,895             59,234
   Power purchased                             12,844             10,638
   Other operation                             28,841             26,668
   Maintenance                                  9,937             10,945
   Depreciation                                20,492             19,619
   Taxes other than income taxes               14,639             14,214
   Federal and state income taxes              10,939              9,714
                                           ----------         ----------
                                              145,587            151,032
                                           ----------         ----------
OPERATING INCOME                               34,884             34,055

Allowance for other funds used during
   construction                                   898                566
Other income and expenses, net                    418               (145)
                                           ----------         ----------
INCOME BEFORE INTEREST CHARGES                 36,200             34,476

Interest charges, including amortization of
   debt expense, premium and discount          14,795             13,402
Allowance for borrowed funds used during
   construction                                  (687)              (276)
                                           ----------         ----------
NET INCOME                                     22,092             21,350

Preferred dividend requirements, net            1,020              1,001
                                           ----------         ----------
NET INCOME APPLICABLE TO COMMON STOCK      $   21,072         $   20,349
                                           ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
   Primary                                 22,425,283         22,417,934
   Fully diluted                           23,842,418         23,846,336

EARNINGS PER SHARE
   Primary                                      $0.94              $0.91
   Fully diluted                                $0.91              $0.88

CASH DIVIDENDS PAID PER SHARE                   $0.74              $0.72

The accompanying note is an integral part of the consolidated financial statements.


                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                     (In thousands)
                                          June 30, 1995    December 31, 1994
                                          -------------    -----------------
                   ASSETS
Utility plant
  Property, plant and equipment           $   1,292,808     $      1,276,266
  Accumulated depreciation                     (428,031)            (410,513)
                                          -------------     ----------------
                                                864,777              865,753
  Construction work-in-progress                  53,960               46,379
                                          -------------     ----------------
     Total utility plant, net                   918,737              912,132
                                          -------------     ----------------
Investments and other assets                     11,081               20,327
                                          -------------     ----------------

Current assets
  Cash and cash equivalents                      22,304                7,440
  Accounts receivable, net                       15,178               11,147
  Unbilled revenues                               3,998                  573
  Fuel inventory, at average cost                13,016               10,184
  Materials and supplies, at average cost        15,585               14,945
  Prepayments and other current assets            2,864                2,374
                                          -------------     ----------------
     Total current assets                        72,945               46,663
                                          -------------     ----------------

Accumulated deferred federal and
   state income taxes                            41,684               39,377
Prepayments                                       8,128                7,861
Deferred charges                                154,156              151,831
                                          -------------     ----------------
     TOTAL ASSETS                         $   1,206,731     $      1,178,191
                                          =============     ================

The accompanying note is an integral part of the consolidated financial statements.


                            ( Continued on Next Page )



                     CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)


                                                      (In thousands)
                                           June 30, 1995    December 31, 1994
                                           -------------    -----------------
      CAPITALIZATION AND LIABILITIES
Common shareholders' equity
  Common stock, $2 par value, authorized
  50,000,000 shares, issued 22,737,554
  and 22,720,074 shares at June 30, 1995
  and December 31, 1994,respectively       $      45,475    $          45,440
  Premium on capital stock                       113,308              113,070
  Retained earnings                              215,926              211,198
  Treasury stock at cost, 318,446 and
   329,433 shares at June 30, 1995
   and December 31, 1994, respectively            (6,459)              (6,681)
                                           -------------    -----------------
                                                 368,250              363,027
                                           -------------    -----------------

Preferred stock, cumulative, $100 par value
  Not subject to mandatory redemption             30,519               30,748
  Deferred compensation related to
     preferred stock held by ESOP                (23,232)             (24,404)
                                           -------------    -----------------
                                                   7,287                6,344
  Subject to mandatory redemption                  6,880                6,920
                                           -------------    -----------------
                                                  14,167               13,264
                                           -------------    -----------------
Long-term debt, net                              360,803              336,589
                                           -------------    -----------------
   Total capitalization                          743,220              712,880
                                           -------------    -----------------
Current liabilities
  Short-term debt                                 26,240               28,977
  Long-term debt due within one year              14,805               14,676
  Accounts payable                                31,107               43,466
  Customer deposits                               19,728               19,513
  Taxes accrued                                   13,793                3,262
  Interest accrued                                 8,842                8,298
  Accumulated deferred fuel                        4,540                6,114
  Other current liabilities                        2,744                2,618
                                            ------------     ----------------
   Total current liabilities                    121,799              126,924
                                            ------------     ----------------
Deferred credits
  Accumulated deferred federal and state
     income taxes                               230,786              228,803
  Accumulated deferred investment tax
     credits                                     34,080               34,987
  Other deferred credits                         76,846               74,597
                                           ------------    -----------------
   Total deferred credits                       341,712              338,387
                                           ------------    -----------------
   TOTAL CAPITALIZATION AND LIABILITIES    $  1,206,731    $       1,178,191
                                           ============    =================

The accompanying note is an integral part of the consolidated financial statements.


                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30
                                  (Unaudited)


                                                       (In thousands)
                                                      1995             1994
                                                   ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   22,092       $   21,350
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation and amortization                     21,101           19,883
     Allowance for funds used during construction      (1,585)            (842)
     Amortization of investment tax credits              (907)            (910)
     Deferred income taxes                              1,555            1,538
     Deferred fuel costs                               (1,574)            (195)
     (Gain)/Loss on disposition of utility plant, net      (1)               4
  Changes in assets and liabilities
     Accounts receivable                               (4,031)          (4,697)
     Unbilled revenues                                 (3,425)          (2,190)
     Inventory, materials and supplies                 (3,472)             425
     Accounts payable                                 (12,359)         (11,923)
     Customer deposits                                    215              581
     Other deferred accounts                           (3,298)            (588)
     Taxes accrued                                     10,531            7,761
     Interest accrued                                     544              578
  Other, net                                             (952)             329
                                                   ----------       ----------
       Net cash provided by operating activities       24,434           31,104
                                                   ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to utility plant                          (25,996)         (20,528)
  Allowance for funds used during construction          1,585              842
  Sale of utility plant                                   405              107
  Purchase of investments                              (2,413)         (81,316)
  Sale of investments                                  12,632           82,348
                                                    ---------       ----------
       Net cash used in investing activities          (13,787)         (18,547)
                                                    ---------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                 273             160
  Repurchase of common stock                                               (29)
  Retirement of long-term debt                            (676)           (595)
  Issuance of long-term debt                            25,000
  Increase/(Decrease)of short-term debt                 (2,737)          7,161
  Redemption of preferred stock                            (40)            (12)
  Dividends paid on common and preferred stock, net    (17,603)        (17,126)
                                                     ---------       ---------
       Net cash provided by (used in) financing
            activities                                   4,217         (10,441)
                                                     ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS               14,864           2,116
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         7,440           5,802
                                                     ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  22,304       $   7,918
                                                     =========       =========
Supplementary cash flow information
  Interest paid (net of amount capitalized)             $3,205         $12,444
  Income taxes paid                                     $8,108         $10,172


The accompanying note is an integral part of the consolidated financial statements.

                  CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                  NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note A.  Contingencies

An audit of the Company's 1991 and 1992 tax returns was completed by agents of the Internal Revenue Service (IRS) in January 1995. A number of assessments were proposed that would substantially increase federal and Louisiana taxable income for those years. The Company is contesting most of these assessments. Deferred federal taxes have been provided for all temporary differences, and reserves have been provided for other issues. If the IRS is completely successful on all of the contested issues, an additional liability in excess of current reserves would exist for interest and, if assessed, penalties.
In July 1995, agents of the IRS announced that an audit of the Company's
1993 and 1994 tax returns would commence in 1995.

In February 1995 the Company and Teche Electric Cooperative, Inc. (Teche) executed a purchase and sale agreement regarding the purchase of all of the assets of Teche by the Company for a purchase price, including the Company's assumption or other discharge of Teche's liabilities, of approximately $22.4 million. Teche serves about 8,600 customers and its service area, which comprises parts of Iberia, St. Martin and St. Mary parishes, is adjacent to the Company's service area. Teche members approved the purchase and sale agreement at their annual meeting on March 11, 1995. Consummation of the acquisition is subject to a number of conditions, including approval by the Louisiana Public Service Commission (LPSC), the Rural Utilities Service (RUS) and other governmental agencies, successful resolution of Teche's power supply contract with Cajun Electric Power Cooperative (Cajun) and certain other conditions. See "Item 5. Other Information" in Part II of this report for more information regarding the Company's efforts to acquire Teche and Washington-St.Tammany Electric Cooperative, Inc. (WST).

                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net income applicable to common stock totaled $13.5 million and $21.1 million, respectively, for the three- and six-month periods ended June 30, 1995, as compared to $12.3 million and $20.3 million, respectively, for the corresponding periods in 1994. Net income per primary average common share was $0.60 and $0.94, respectively, for the three- and six-month periods ended June 30, 1995, as compared to $0.55 and $0.91, respectively, for the same periods in 1994. The following principal factors contributed to these results:

Operating revenues decreased $0.3 million, or 0.3%, and $4.6 million, or 2.5%, respectively, for the quarter and six months ended June 30, 1995, as compared to the corresponding periods in 1994, primarily due to decreases in fuel cost recovery revenues. Second quarter 1995 fuel cost recovery revenues were $4.6 million lower than the second quarter 1994, while such revenues for the six-months ended June 30, 1995 were $9.0 million lower than the same period in 1994. Lower fuel cost revenues continue to be attributable to lower natural gas prices in 1995 than in 1994. Changes in fuel cost recovery revenues have historically had no effect on net income, as fuel costs are generally recovered through a fuel cost adjustment clause which enables the Company to pass on to customers substantially all changes in the cost of generating fuel and purchased power. The adjustments regulated by the LPSC (about 99% of the total fuel cost adjustment) are audited by the LPSC staff monthly and the remaining portion, regulated by the Federal Energy Regulatory Commission
(FERC), is audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

Base revenues increased $4.3 million and $4.4 million, respectively, for the three- and six-month periods ended June 30, 1995, as compared to the corresponding periods in 1994. Base revenue increases are primarily the result of a warmer-than-normal second quarter 1995 and wholesale power sales to the city of St. Martinville, which began in May. These factors contributed to a 10.7% increase in kilowatt-hour sales during the second quarter compared to the second quarter 1994. For the six months ended June 30, 1995, kilowatt-hour sales increased 7.4% over the same period in 1994.

Operating expenses decreased $1.4 million, or 1.7%, and $5.4 million, or 3.6%, respectively, for the three- and six-month periods of 1995, compared to the same periods in 1994, primarily due to lower fuel costs which were partially offset by an increase in other operation expenses. Fuel costs decreased
$4.9 million, or 12.7%, for the three-month period, and $9.1 million, or 13.1%, for the six-month period, resulting from lower natural gas prices. The increase in purchased power resulted from the Company's scheduled outage of Rodemacher Power Station Unit 2. For the quarter and six months ended June 30, 1995, other operation expenses increased $1.5 million, or 10.6%, and $2.2 million, or 8.1%, respectively, compared to the corresponding periods in 1994, primarily due to the start-up of the Company's 24-hour call center (while customer service offices remained open until full implementation of the call center), and costs associated with the Company's efforts to acquire Teche and WST. In late July 1995, 15 customer service offices were closed and their operations were consolidated into 10 regional offices.

Interest expenses increased $0.8 million, or 12.7%, and $1.4 million, or

10.4%, respectively, for the three- and six-months ended June 30, 1995, compared to the same periods in 1994, primarily due to higher short-term interest rates and higher average balances of short-term debt.

FINANCIAL CONDITION

Liquidity and Capital Resources

   At June 30, 1995 and 1994, the Company had $26.2 million and $35.5 million, respectively, of short-term debt outstanding in the form of commercial paper borrowings and bank loans. On June 15, 1995 the Company replaced its $100 million revolving credit agreement with Citibank, N.A. as agent, with a new $100 million revolving credit agreement with The Bank of New York as agent. The new agreement provides support for the issuance of commercial paper and is scheduled to continue through June 15, 2000. Uncommitted lines of credit with banks totaling $23 million are also available to meet short-term working capital needs. Additionally, at June 30, 1995, an unregulated subsidiary of the Company had $16.0 million of cash and temporary cash investments in securities with original maturities of 90 days or less.

During June 1995, the Company issued $25 million of medium-term notes in two tranches: one issue of $15 million, 6-year notes was sold at an interest rate of 6.42%; and a second issue of $10 million, 11-year notes was sold at an interest rate of 6.95%. Neither issue can be called before its scheduled maturity date. The proceeds from the sale of these medium-term notes were used to reduce the amount of commercial paper outstanding. In May, Standard & Poor's upgraded the credit rating on the Company's unsecured medium-term notes from A- to A, the same rating as the Company's first mortgage bonds. Moody's maintained its rating on the Company's medium-term notes as A3, one notch below the rating assigned to the Company's first mortgage bonds.

Since 1990 the Company has participated in a program where up to $35 million of receivables can be sold on an ongoing basis. The amount of receivables that may be sold at any time depends upon seasonal fluctuations in the amount of eligible receivables. The program was extended in March 1995 to allow for continuation until the year 2000.

The Company has an effective shelf registration statement and all regulatory approvals necessary to issue up to $25 million of debt and $50 million of preferred stock.

Regulatory Matters

   The citizens of Leesville voted to approve a 20-year franchise with the Company in April 1995. The Company continued to serve the city after the previous franchise expired on December 31, 1994. The nonexclusive municipal franchise commenced on June 1, and affects approximately 5,000 customers.

On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking (NOPR) addressing two key issues: open transmission access and recovery of stranded cost. The open access provisions of the NOPR propose to require FERC-regulated electric utilities to offer third parties open access to transmission for comparable service under the same or comparable terms and conditions as the utility's own use of its system. Providing unbundled transmission services to firm-requirements customers may have significant financial consequences to the utility industry. While providing open access for non-requirements sales should not have the same financial impact, it may nonetheless have a significant impact on utility operations.

The stranded-cost proposal would allow utilities to recover investments stranded by customers departing as a result of opening the transmission systems. This proposal could mitigate the financial consequences of unbundling transmission services to firm-requirements customers. The Company does not expect to lose any significant load in the event that access to its transmission service is opened and, therefore, should not have significant stranded investments.

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

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. SFAS 121 establishes accounting standards for determining if long-lived assets are impaired, and when losses, if any, should be recognized and how any such losses should be recognized. In addition the Company has recorded regulatory assets and liabilities as a result of past rate actions of the Company's regulators, pursuant to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). The effects of potential deregulation of the industry or possible future changes in the method of rate regulation of the Company could require that the Company discontinue the application of SFAS 71, pursuant to Statement of Financial Accounting Standards No. 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71". The effects of these standards, on future statements of position and results of operation will be determined by the facts and circumstances at that time.

                                    PART II

                             OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The information regarding matters voted upon by security holders at the Annual Meeting of Shareholders of the Company held on April 21, 1995 was previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

Item 5.  OTHER INFORMATION

LPSC EARNINGS REVIEW

   The Company, along with three other investor-owned electric utility companies operating within Louisiana, was named by consultants in a preliminary report provided to the LPSC at its regularly scheduled June 1993 meeting as having a current return on equity which may be higher than a return which would be awarded if rates were established currently. The LPSC offered all four utility companies the opportunity to respond to the consultants' comments and considered the responses of all four companies at its August 1993 meeting. The LPSC subsequently elected to review the earnings of all electric, gas, water and telecommunication utilities regulated by it to determine if the returns on equity earned by these companies may be higher than returns that might be awarded in the current economic environment. Earnings reviews of two of the four electric utilities have been completed and resulted in small rate decreases. At its regularly scheduled July 1995 meeting, the LPSC opened a docket which formally commences the earnings review of the Company.

ACTIVITIES WITH RESPECT TO COOPERATIVES

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

In April and May 1995, the Company, Teche and the RUS filed motions with the bankruptcy court to appoint an independent trustee to replace Cajun as debtor-in-possession and to oversee the Cajun bankruptcy, including the disposition of Teche and its all-requirements contract with Cajun. On
August 1, 1995, the court ordered the U.S. Trustee's office to appoint a trustee. Cajun and other parties have filed motions in the U.S. Fifth Circuit Court of Appeals to stay the appointment of a trustee until it can hear an appeal of the lower court's decision.

In December 1994 the Company announced its interest in acquiring WST. WST serves approximately 30,600 customers in an area adjacent to the Company's Northlake Division in Washington, St. Tammany and Tangipahoa parishes. Three WST board candidates who were endorsed by the Company and were supportive of pursuing a Company proposal to acquire WST were not elected to WST's board at their annual meeting held on May 6, 1995. The Company's proposal to acquire WST, submitted to WST's board on February 14, 1995, has expired without any action from the WST board. The Company did not renew its proposal to acquire WST.

The Antitrust Division of the U.S. Department of Justice has submitted to the Company a civil investigative demand dated August 7, 1995, seeking information with respect to whether there is, has been or may be a violation of Section 7 of the Clayton Anti-Trust Act by conduct, activities or proposed action associated with the Company's acquisition of competitor rural electric cooperatives, including Teche and WST. The information sought also concerns the Company's involvement in the Cajun bankruptcy proceedings.

CHANGES IN CORPORATE STRUCTURE

   On July 24, 1995, the Company announced changes in its management structure effective July 21, 1995. David M. Eppler, formerly vice president of finance and chief financial officer, was named vice president of power supply and energy transmission, replacing Leonard G. Fontenot, who will remain a vice president until his retirement in December 1995. David K. Warner, formerly vice president of administrative services, was named vice president of finance and chief financial officer.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

               4 $100,000,000 Revolving Credit Agreement dated as of June 15, 1995, among the Company, certain Banks parties thereto, and The Bank of New York, as Agent

              11 Computation of Net Income Per Common Share for the three- and six-months ended June 30, 1995 and June 30, 1994

              12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended June 30, 1995

              15 Awareness letter, dated August 11, 1995, from Coopers & Lybrand L.L.P. regarding review of the unaudited interim financial statements

              27   Financial Data Schedule

          (b) Reports on Form 8-K

              During the three-month period ended June 30, 1995, the Company filed no Current Reports on Form 8-K.

                                    SIGNATURE




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

                                     CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                                                     (Registrant)



                                       BY: ______________________________
                                                   David K. Warner
                                               Vice President - Finance
                                           (Principal Financial Officer)


Date: August 14, 1995