Form 10-Q
period 1995-09-30
CENTRAL LOUISIANA ELECTRIC CO INC
filed 1995-11-14
CIK 18672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995 Commission file number 1-5663

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

                                 Yes   X    No

     As of November 1, 1995 there were 22,424,658 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                                TABLE OF CONTENTS


                                                                      Page
                                                                     ------
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements. . . . . . . . . . . . . . .            1
           Report of Independent Accountants . . . . . . . .            2
           Consolidated Statements of Income . . . . . . . .            3
           Consolidated Balance Sheets. . .  . . . . . . . .            5
           Consolidated Statements of Cash Flows . . . . . .            7
           Note to Consolidated Financial Statements . . . .            8
  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations
           Results of Operations . . . . . . . . . . . . . .            9
           Financial Condition . . . . . . . . . . . . . . .           10

PART II.  OTHER INFORMATION

  Item 5.  Other Information
           Activities With Respect to Cooperatives. . . . . .          11

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .          12

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . .          13

                                   PART I

                            FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

     The consolidated financial statements for Central Louisiana Electric Company, Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of the Company's business, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

The consolidated financial statements included herein have been subjected to a limited review by Coopers & Lybrand L.L.P., independent accountants for the Company, whose report is included herein.

Coopers                                    certified public accountants
& Lybrand L.L.P.                           a professional services firm


                      REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Central Louisiana Electric Company, Inc.:

We have made a review of the consolidated balance sheet of Central Louisiana Electric Company, Inc. as of September 30, 1995, and the related consolidated statements of income for the three-month and nine-month periods and cash flows for the nine-month periods ended September 30, 1995 and 1994, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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


Coopers & Lybrand L.L.P.
New Orleans, Louisiana
October 25, 1995

                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    For the three months ended September 30
                                 (Unaudited)


                                              (In thousands, except share and
                                                     per share amounts)
                                                 1995               1994
                                              ----------         ----------
OPERATING REVENUES                            $  123,383         $  112,633
                                              ----------         ----------

OPERATING EXPENSES
   Fuel used for electric generation              38,547             37,654
   Power purchased                                 4,755              3,681
   Other operation                                17,149             13,929
   Maintenance                                     6,223              5,607
   Depreciation                                   10,122              9,924
   Taxes other than income taxes                   7,751              7,804
   Federal and state income taxes                 11,392              9,941
                                              ----------         ----------
                                                  95,939             88,540
                                              ----------         ----------
OPERATING INCOME                                  27,444             24,093

Allowance for other funds used during
   construction                                      278                419
Other income and expenses, net                      (169)              (401)
                                              ----------         ----------
INCOME BEFORE INTEREST CHARGES                    27,553             24,111

Interest charges, including amortization of
   debt expense, premium and discount              7,289              6,698
Allowance for borrowed funds used during
   construction                                     (807)              (193)
                                              ----------         ----------
NET INCOME                                        21,071             17,606

Preferred dividend requirements, net                 515                506
                                              ----------         ----------
NET INCOME APPLICABLE TO COMMON STOCK         $   20,556         $   17,100
                                              ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
   Primary                                    22,433,451         22,416,619
   Fully diluted                              23,850,320         23,843,121

EARNINGS PER SHARE
   Primary                                         $0.92              $0.76
   Fully diluted                                   $0.88              $0.73

CASH DIVIDENDS PAID PER SHARE                      $0.375             $0.365

The accompanying note is an integral part of the consolidated financial statements.


                     CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      For the nine months ended September 30
                                  (Unaudited)


                                               (In thousands, except share and
                                                      per share amounts)
                                                  1995               1994
                                               ----------         ----------
OPERATING REVENUES                             $  303,854         $  297,720
                                               ----------         ----------

OPERATING EXPENSES
   Fuel used for electric generation               86,442             96,888
   Power purchased                                 17,599             14,319
   Other operation                                 45,990             40,597
   Maintenance                                     16,160             16,552
   Depreciation                                    30,614             29,543
   Taxes other than income taxes                   22,390             22,018
   Federal and state income taxes                  22,331             19,655
                                               ----------         ----------
                                                  241,526            239,572
                                               ----------         ----------
OPERATING INCOME                                   62,328             58,148

Allowance for other funds used during
   construction                                     1,176                985
Other income and expenses, net                        249               (546)
                                               ----------         ----------
INCOME BEFORE INTEREST CHARGES                     63,753             58,587

Interest charges, including amortization of
   debt expense, premium and discount              22,084             20,100
Allowance for borrowed funds used during
   construction                                    (1,494)              (469)
                                               ----------         ----------
NET INCOME                                         43,163             38,956

Preferred dividend requirements, net                1,535              1,507
                                               ----------         ----------
NET INCOME APPLICABLE TO COMMON STOCK          $   41,628         $   37,449
                                               ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
   Primary                                     22,431,216         22,417,161
   Fully diluted                               23,850,043         23,844,788

EARNINGS PER SHARE
   Primary                                          $1.86              $1.67
   Fully diluted                                    $1.79              $1.61

CASH DIVIDENDS PAID PER SHARE                       $1.115            $1.085

The accompanying note is an integral part of the consolidated financial statements.


                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                    (In thousands)
                                      September 30, 1995   December 31, 1994
                                      ------------------   -----------------

                   ASSETS
Utility plant
  Property, plant and equipment       $        1,302,708   $       1,276,266
  Accumulated depreciation                      (435,196)           (410,513)
                                      ------------------   -----------------
                                                 867,512             865,753
  Construction work-in-progress                   55,950              46,379
                                      ------------------   -----------------
     Total utility plant, net                    923,462             912,132
                                      ------------------   -----------------
Investments and other assets                      10,310              20,327
                                      ------------------   -----------------

Current assets
  Cash and cash equivalents                       18,512               7,440
  Accounts receivable, net                        20,869              11,147
  Unbilled revenues                                4,886                 573
  Fuel inventory, at average cost                  9,956              10,184
  Materials and supplies, at average cost         15,436              14,945
  Prepayments and other current assets             2,583               2,374
                                      ------------------   -----------------
     Total current assets                         72,242              46,663
                                      ------------------   -----------------

Accumulated deferred federal and
  state income taxes                             66,590               39,377
Prepayments                                       8,145                7,861
Deferred charges                                187,681              151,831
                                      -----------------    -----------------
     TOTAL ASSETS                     $       1,268,430    $       1,178,191
                                      =================    =================

The accompanying note is an integral part of the consolidated financial statements.

                            (Continued on next page)


                      CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                       CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)


                                                    (In thousands,
                                                 except share amounts)
                                      September 30, 1995   December 31, 1994
                                      ------------------   -----------------

      CAPITALIZATION AND LIABILITIES
Common shareholders' equity
  Common stock, $2 par value,
  authorized 50,000,000 shares,
  issued 22,741,254 and 22,720,074
  shares at September 30, 1995 and
  December 31, 1994,respectively      $           45,483   $          45,440
  Premium on capital stock                       113,360             113,070
  Retained earnings                              228,073             211,198
  Treasury stock at cost, 318,446 and
   329,433 shares at September 30,
   1995 and December 31, 1994,
   respectively                                   (6,459)             (6,681)
                                      ------------------   -----------------
                                                 380,457             363,027
                                      ------------------   -----------------

Preferred stock, cumulative, $100 par value
  Not subject to mandatory redemption             30,519              30,748
  Deferred compensation related to
     preferred stock held by ESOP                (22,880)            (24,404)
                                      ------------------   -----------------
                                                   7,639               6,344
  Subject to mandatory redemption                  6,880               6,920
                                      ------------------   -----------------
                                                  14,519              13,264
                                      ------------------   -----------------
Long-term debt, net                              360,812             336,589
                                      ------------------   -----------------
   Total capitalization                          755,788             712,880
                                      ------------------   -----------------

Current liabilities
  Short-term debt                                32,250              28,977
  Long-term debt due within one year                                 14,676
  Accounts payable                               28,379              43,466
  Customer deposits                              19,690              19,513
  Taxes accrued                                  22,084               3,262
  Interest accrued                                2,615               8,298
  Accumulated deferred fuel                       5,160               6,114
  Other current liabilities                       2,569               2,618
                                      -----------------   -----------------
   Total current liabilities                    112,747             126,924
                                      -----------------   -----------------
Deferred credits
  Accumulated deferred federal and
     state income taxes                         265,810             228,803
  Accumulated deferred investment tax
     credits                                     33,626              34,987
  Other deferred credits                        100,459              74,597
                                      -----------------    ----------------
   Total deferred credits                       399,895             338,387
                                      -----------------    ----------------
TOTAL CAPITALIZATION AND LIABILITIES  $       1,268,430    $      1,178,191
                                      =================    ================

The accompanying note is an integral part of the consolidated financial statements.


                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the nine months ended September 30
                                  (Unaudited)


                                                        (In thousands)
                                                       1995            1994
                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $   43,163      $   38,956

  Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation and amortization                      31,533          29,911
     Allowance for funds used during construction       (2,670)         (1,454)
     Amortization of investment tax credits             (1,361)         (1,365)
     Deferred income taxes                               1,613           1,613
     Deferred fuel costs                                  (954)            795
     (Gain) loss on disposition of utility plant, net      (20)              4
  Changes in assets and liabilities
     Accounts receivable, net                           (9,722)         (5,403)
     Unbilled revenues                                  (4,313)         (1,911)
     Fuel inventory, materials and supplies               (263)           (913)
     Accounts payable                                  (15,087)        (11,644)
     Customer deposits                                     177             710
     Other deferred accounts                            (3,833)           (959)
     Taxes accrued                                      18,822          16,064
     Interest accrued                                   (5,683)         (6,049)
  Other, net                                               515           1,215
                                                    ----------      ----------
     Net cash provided by operating activities          51,917          59,570
                                                    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to utility plant                           (40,807)        (37,476)
  Allowance for funds used during construction           2,670           1,454
  Sale of utility plant                                    515             239
  Purchase of investments                               (2,413)       (142,867)
  Sale of investments                                   12,632         142,861
                                                    ----------      ----------
    Net cash used in investing activities              (27,403)        (35,789)
                                                    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                 333             156
  Repurchase of common stock                                              (274)
  Retirement of long-term debt                         (15,481)           (634)
  Issuance of long-term debt                            25,000
  Increase of short-term debt                            3,273           4,384
  Redemption of preferred stock                            (40)            (52)
  Dividends paid on common and preferred stock, net    (26,527)        (25,808)
                                                    ----------      ----------
    Net cash used in financing activities              (13,442)        (22,228)
                                                    ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               11,072           1,553
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         7,440           5,802
                                                    ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   18,512      $    7,355
                                                    ==========      ==========

Supplementary cash flow information
  Interest paid (net of amount capitalized)         $   26,387      $   26,670
                                                    ==========      ==========
  Income taxes paid                                 $   17,056      $   17,447
                                                    ==========      ==========

The accompanying note is an integral part of the consolidated financial statements.

                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                  NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note A.  Contingencies

An audit of the Company's 1991 and 1992 tax returns was completed by agents of the Internal Revenue Service (IRS) in January 1995. A number of assessments were proposed that would substantially increase federal and Louisiana taxable income for those years. The Company is contesting most of these assessments. Deferred federal taxes have been provided for all temporary differences, and reserves have been provided for other issues. If the IRS is completely successful on all of the contested issues, an additional liability in excess of current reserves would arise for interest and, if assessed, penalties.
In July 1995, agents of the IRS announced that an audit of the Company's
1993 and 1994 tax returns would commence in 1995, and the audit began in October 1995.

In February 1995 the Company and Teche Electric Cooperative, Inc. (Teche) executed a purchase and sale agreement calling for the purchase of all of the assets of Teche by the Company for a purchase price, including the Company's assumption or other discharge of Teche's liabilities, of approximately $22.4 million. Teche serves about 8,600 customers and its service area, which comprises parts of Iberia, St. Martin and St. Mary parishes, is adjacent to the Company's service area. Teche members approved the purchase and sale agreement at their annual meeting on March 11, 1995. Consummation of the acquisition is subject to a number of conditions, including approval by the Louisiana Public Service Commission (LPSC), the Rural Utilities Service (RUS) and other governmental agencies, successful resolution of Teche's power supply contract with Cajun Electric Power Cooperative (Cajun) and certain other conditions. If the acquisition is not consummated on or before the later of March 31, 1996, or such later date that the Company and Teche may establish by mutual agreement, either party, if not in default under the purchase and sale agreement, may terminate such agreement upon written notice given to the other.

The LPSC elected in 1993 to begin a review of the earnings of all electric, gas and telephone utilities in Louisiana to determine whether the earned returns on equity of these companies may be higher than returns that would be allowed if rate levels were set based upon present costs. The action was based upon a preliminary report by consultants that pointed out a lack of rate increase activity and a downward trend in capital costs. During 1994, earnings reviews of two of the four major Louisiana electric utilities were completed and small rate decreases were ordered. In April 1995, at its monthly business meeting, the LPSC voted to request bids from consultants to participate in an earnings review of the Company. At its August 1995 monthly meeting, the LPSC selected consultants to work on a project team with members of its own staff to conduct the earnings review of the Company. The project team began its review of the Company in August 1995 by making initial discovery requests for information from the Company for the purpose of evaluating the earned return on equity that is produced by present rates. The earnings review, which is not subject to any statutory or procedural deadlines, is expected to continue through the remainder of 1995. The Company believes its current return on equity is in line with business conditions; and therefore, anticipates that this review will not have a significant effect on the Company's financial condition or results of its operations. But at this time, it is not possible to predict the outcome of these proceedings.

                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net income applicable to common stock totaled $20.6 million and $41.6 million, respectively, for the three- and nine-month periods ended September 30, 1995, as compared to $17.1 million and $37.4 million, respectively, for the corresponding periods in 1994. Net income per primary average common share was $0.92 and $1.86, respectively, for the three- and nine-month periods ended September 30, 1995, as compared to $0.76 and $1.67, respectively, for the same periods in 1994. The following principal factors contributed to these results:

Operating revenues for the three months ending September 30, 1995, increased $10.8 million, or 9.5%, as compared to the same period in 1994, largely from the effect of weather related increased kilowatt-hour sales on base revenues. For the nine months ending September 30, 1995, operating revenues increased $6.1 million, or 2.1%, as compared to the corresponding period in 1994, from the effect of weather related increased kilowatt-hour sales on base revenues which were offset by decreased fuel cost recovery revenues. For the third quarter 1995, fuel cost recovery revenues were $2.0 million higher than the third quarter 1994. The increase is attributable to the additional generating fuel consumed and power purchased to meet the higher summer demand. For the nine months ending September 30, 1995, fuel cost recovery revenues were $7.0 million lower than the same period in 1994. The decrease is attributable to lower natural gas prices in 1995 than in 1994. Changes in fuel cost recovery revenues have historically had no effect on net income, as fuel costs are generally recovered through a fuel cost adjustment clause that enables the Company to pass on to customers substantially all changes in the cost of generating fuel and purchased power. The adjustments regulated by the LPSC (about 99% of the total fuel cost adjustment) are audited by the LPSC staff monthly and the remaining portion, regulated by the Federal Energy Regulatory Commission (FERC), is audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

Base revenues increased $8.7 million and $13.1 million, respectively, for the three- and nine-month periods ended September 30, 1995, as compared to the corresponding periods in 1994. Higher base revenues are the product of increased kilowatt-hour sales to residential customers resulting from the warmer than normal weather, sales to new and existing industrial customers, and marketing efforts to increase sales to existing industrial customers. For the three- and nine-month periods ended September 30, 1995, kilowatt-hour sales increased 15.0%, and 10.3%, respectively, over the same periods in 1994.

Operating expenses increased $7.4 million, or 8.4%, and $1.9 million, or 0.8%, respectively, for the three- and nine-month periods ending September 30, 1995, compared to the same periods in 1994. The increases are primarily due to increased fuel and purchased power costs, other operation expenses and federal and state income taxes; however, for the nine months ending September 30, 1995, these same expenses were offset by a decrease in fuel costs. Fuel expenses and purchased power expenses increased $0.9 million and $1.1 million, respectively, for the three month period ending September 30, 1995, as compared to the same period in 1994, as a result of increased generation to meet demands caused by the warmer than normal weather. For the nine months ending September 30, 1995, fuel used for electric generation decreased $10.4 million, or 10.8%, over the corresponding period in 1994, primarily due to lower natural gas prices. For the nine months ending September 30, 1995, the increase of $3.3 million in purchased power over the corresponding period in 1994 resulted from warmer weather experienced in the third quarter 1995 and scheduled outages of the Company's generating units. Other operation expenses increased $3.2 million, or 23.1%, for the three-month period ending September 30, 1995, and $5.4 million, or 13.3%, for the nine-month period ending September 30, 1995, resulting in part from costs associated with the Company's efforts to acquire Teche, the Company's unsuccessful efforts in 1995 to acquire Washington-St.Tammany Electric Cooperative, Inc. (WST), the implementation of the Company's 24-hour, 7-day a week call center (during which time customer service offices also remained open), and increased right-of-way reclearing efforts on circuits with lower reliability than the Company's goal . In late July 1995, 15 customer service offices were closed and their operations were consolidated into ten existing regional offices.

Interest expenses increased $0.6 million, or 8.8%, and $2.0 million, or 9.9%, respectively, for the three- and nine-month periods ended September 30, 1995, compared to the same periods in 1994, primarily due to higher short-term interest rates and higher average balances of short-term debt.

Federal and state income taxes increased $1.5 million, or 14.6%, and $2.7 million, or 13.6%, respectively, for the three- and nine-month periods ended September 30, 1995, compared to the same periods in 1994, primarily due to higher taxable income.

FINANCIAL CONDITION

Liquidity and Capital Resources

   At September 30, 1995 and 1994, the Company had $32.3 million and $32.8 million, respectively, of short-term debt outstanding in the form of commercial paper borrowings and bank loans. The Company has a $100 million revolving credit facility, which provides support for the issuance of commercial paper. Uncommitted lines of credit with banks totaling $23 million are also available to meet short-term working capital needs. Additionally, at September 30, 1995, an unregulated subsidiary of the Company had $16.3 million of cash and temporary cash investments in securities with original maturities of 90 days or less.

The Company participates in a program where up to $35 million of its receivables can be sold on an ongoing basis. The amount of receivables that may be sold at any time depends upon seasonal fluctuations in the amount of eligible receivables.

The Company has an effective shelf registration statement and all regulatory approvals necessary to issue up to $25 million of debt and $50 million of preferred stock.

Regulatory Matters

   On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking (NOPR) addressing two key issues: open transmission access and recovery of stranded cost. The open access provisions of the NOPR propose to require FERC-regulated electric utilities to offer third parties open access to transmission under the same or comparable terms and conditions as the utility's use of its own system. Providing unbundled transmission services to firm-requirements customers may have significant financial consequences to the utility industry. Providing open access for non-firm sales may have a significant effect on utility operations.

The stranded-cost proposal would allow utilities to recover investments in assets stranded by customers departing as a result of opening the transmission systems. This proposal could mitigate the financial consequences of unbundling transmission services to wholesale customers. Currently, the Company has three wholesale full-requirements customers representing about 1.2% of the Company's total kilowatt-hour sales.

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

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) was issued in March 1995, and effective for fiscal years beginning after December 15, 1995. SFAS 121 establishes accounting standards for determining if long-lived assets are impaired, and when losses, if any, should be recognized and how any such losses should be recognized. In addition, the Company has recorded regulatory assets and liabilities as a result of past rate actions of the Company's regulators, pursuant to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). The effects of potential deregulation of the industry or possible future changes in the method of rate regulation of the Company could require that the Company discontinue the application of SFAS 71, pursuant to Statement of Financial Accounting Standards No. 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71". The effects of these standards on future statements of position and results of operations will be determined by the facts and circumstances at that time.

                                  PART II

                             OTHER INFORMATION



Item 5.  OTHER INFORMATION

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

Cajun, which provides power to all of the state's electric distribution cooperatives, including Teche, is in bankruptcy. In March 1995 Cajun filed a motion in bankruptcy court to stay the Company's acquisition of Teche. A hearing on the motion has been postponed indefinitely by the court with the agreement of the Company, Teche and Cajun.

In April and May 1995 the Company, Teche and the RUS filed motions with the bankruptcy court to appoint an independent trustee to replace Cajun as debtor-in-possession and to oversee the Cajun bankruptcy, including the disposition of Teche and its all-requirements contract with Cajun. In August 1995, the court granted the motions and appointed a trustee. Cajun and other parties have appealed to the U.S. Fifth Circuit Court of Appeals to set aside the lower court's decision. No decision has been rendered by the appellate court.

The Antitrust Division of the U.S. Department of Justice submitted to the Company a civil investigative demand dated August 7, 1995, seeking information with respect to whether there is, has been or may be a violation of Section 7 of the Clayton Anti-Trust Act by conduct, activities or proposed action associated with the Company's acquisition of competitor rural electric cooperatives, including Teche and WST. The information sought also concerned the Company's involvement in the Cajun bankruptcy proceedings. The Company believes that it satisfied the demand in a timely fashion by providing information in response to these requests.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               11 Computation of Net Income Per Common Share for the three and nine months ended September 30, 1995 and September 30, 1994

               12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended September 30, 1995

               15 Awareness letter, dated November 13, 1995, from Coopers & Lybrand L.L.P. regarding review of the unaudited interim financial statements

               27   Financial Data Schedule

           (b) Reports on Form 8-K

               During the three-month period ended September 30, 1995, the Company filed no Current Reports on Form 8-K.

                                  SIGNATURE




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                                               (Registrant)



                                  BY:       /s/  David K. Warner
                                       --------------------------------
                                                David K. Warner
                                          Vice President - Finance
                                        (Principal Financial Officer)


Date: November 14, 1995