Form 10-K
period 1995-12-31
CENTRAL LOUISIANA ELECTRIC CO INC
filed 1996-03-29
CIK 18672

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995        Commission file number 1-5663
                                       Or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
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

                               TITLE OF EACH CLASS
                   Cumulative Preferred Stock, $100 Par Value
                   4.50% 4.50%, Series of 1955
                   4.65%, Series of 1964
                   4.75%, Series of 1965
                   Convertible, Series of 1991

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X], No [ ].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of February 19, 1996, the aggregate value of the Registrant's voting stock held by non-affiliates was $598,490,824. The Registrant's Cumulative Preferred Stock is not listed on any exchange, nor are prices for the Cumulative Preferred Stock quoted on NASDAQ; therefore, its market value is not readily determinable and is not included in the foregoing amount.

  As of March 15, 1996, there were 22,440,634 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, furnished to the Securities and Exchange Commission pursuant to Rule 14a - 3(b) under the Securities Exchange Act of 1934 (1995 Annual Report to Shareholders), are filed as Exhibit 13 to this report and incorporated by reference into Part II herein. Portions of the Registrant's definitive Proxy Statement dated March 5, 1996, for the Annual Meeting of Shareholders to be held on April 19, 1996, are incorporated by reference into Part III herein.

                                TABLE OF CONTENTS

PART I
                                                              Page
                                                              ----
Item 1.  Business
         General ............................................    1
         Electric Operations ................................    1
         Regulatory and Environmental Matters ...............    6
Item 2.  Properties .........................................   12
Item 3.  Legal Proceedings ..................................   13
Item 4.  Submission of Matters to a Vote
           of Security Holders ..............................   13

         Executive Officers of the Registrant ...............   14

PART II

Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters ..................   16
Item 6.  Selected Financial Data ............................   16
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations .......................................   17
Item 8.  Financial Statements and
           Supplementary Data ...............................   17
Item 9.  Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure .............................   18

PART III

Item 10.  Directors and Executive Officers
           of the Registrant ................................   18
Item 11.  Executive Compensation ............................   18
Item 12.  Security Ownership of Certain Beneficial
           Owners and Management ............................   18
Item 13.  Certain Relationships and Related
           Transactions .....................................   18

PART IV

Item 14.  Exhibits, Financial Statement
           Schedule, and Reports on Form 8-K ................   19

ITEM 1.  BUSINESS
                                     GENERAL

  Central Louisiana Electric Company, Inc. (the Company) was incorporated in 1934 under the laws of the State of Louisiana and is engaged principally in the generation, transmission, distribution and sale of electric energy to approximately 221,000 customers in 63 communities and contiguous rural areas in a 14,000 square-mile region in the State of Louisiana. At December 31, 1995 the Company employed 1,192 persons. The Company's mailing address is P. O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.

                               ELECTRIC OPERATIONS

CERTAIN FACTORS AFFECTING THE COMPANY'S ELECTRIC OPERATIONS

  As an electric utility, the Company has been affected, to varying degrees, by a number of factors affecting the electric utility industry in general. These factors include increasingly competitive business conditions, the cost of compliance with environmental regulations, and changes in the federal regulation of the generation and transmission of electricity. For a discussion of various regulatory changes and competitive forces affecting the Company and other electric utilities, see "Regulatory and Environmental Matters - Energy Policy Act of 1992" - "Competition", and" - Regulatory matters" below.

POWER GENERATION

  The Company operates and either owns or has an ownership interest in four steam electric generating stations and a gas turbine. The Company is the sole owner of Coughlin Power Station, Teche Power Station and Rodemacher Power Station Unit 1. The Company owns a 50% interest in Dolet Hills Power Station Unit 1 (Dolet Hills Unit 1), and a 30% interest in Rodemacher Power Station Unit 2 (Rodemacher Unit 2). In December 1995, the Company assumed formal ownership of the city of Franklin's electrical system, including a 7 MW gas turbine. At December 31, 1995 the Company's aggregate electric generating capacity was 1,693,000 kilowatts (excluding the Company's 20,000 kilowatts of firm purchases from Sabine River Authority). The following table sets forth certain information with respect to the Company's generating facilities.

                                                    YEAR       CAPACITY          TYPE OF
                                                     OF           AT               FUEL
                                       GENERATING  INITIAL     12/31/95          USED FOR
   GENERATING STATION                    UNIT #   OPERATION   (KILOWATTS)       GENERATION (1)
-------------------------               ---------  --------   ----------        --------------
Franklin Gas Turbine ...............                 1973          7,000        gas
Coughlin Power Station .............        6        1961        110,000        gas/oil(standby)
                                            7        1966        224,000        gas/oil(standby)
Teche Power Station ................        1        1953         23,000        gas
                                            2        1956         48,000        gas
                                            3        1971        359,000        gas/oil(standby)
Rodemacher Power Station ...........        1        1975        440,000        gas/oil
                                            2        1982        157,000(2)     coal/gas
Dolet Hills Power Station ..........        1        1986        325,000(3)     lignite
                                                               ---------
    Total Generating Capability                                1,693,000
                                                               =========

------------

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

                     LIGNITE                  COAL                     GAS                      FUEL OIL         WEIGHTED
              --------------------     --------------------     --------------------     --------------------    AVERAGE
                COST                     COST                    COST                      COST                   COST
                PER       PERCENT        PER       PERCENT       PER      PERCENT          PER      PERCENT        PER
                KWH         OF           KWH         OF          KWH         OF            KWH        OF           KWH
YEAR          (MILLS)   GENERATION     (MILLS)   GENERATION     (MILLS)   GENERATION     (MILLS)   GENERATION    (MILLS)
----          -------   ----------     -------   ----------     -------   ----------     -------   ----------    -------
1995           14.86       35.9         18.88       14.3         19.48       49.8         24.77       0.0         17.74
1994           15.09       36.5         19.53       16.0         22.28       47.4         21.00       0.1         19.22
1993           15.50       32.7         20.28       19.5         25.11       47.8          --          --         21.02
1992           14.96       37.0         20.07       16.7         21.48       46.3          --          --         18.83
1991           14.96       37.2         21.07       15.2         19.94       47.6          --          --         18.26

      For information with respect to the Company's ability to pass through changes in costs of fuel to its customers, see "Regulatory and Environmental Matters - Rates" below.

Natural Gas Supply

      During 1995, the Company purchased a total of 33,034 billion British thermal units (MMMBtu) of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by the Company from each supplier are shown in the table below.

                                                             AVERAGE
                                                              AMOUNT
                                                   1995      PURCHASED   PERCENT
                                                 PURCHASES    PER DAY   OF TOTAL
NATURAL GAS SUPPLIER                             (MMMBTU)    (MMMBTU    GAS USED
--------------------                              ------       -----     -----
NorAm Energy Services, Inc. ...............       15,078        41.3      45.6
Louisiana Intrastate Gas Corporation ......       13,893        38.1      42.1
   Louisiana Land and Exploration Company .        1,824         5.0       5.5
   Other ..................................        2,239         6.1       6.8
                                                  ------       -----     -----
                                                  33,034        90.5     100.0
                                                  ======       =====     =====

      The Company has contracted with NorAm Energy Services, Inc. (NES), a subsidiary of NorAm Energy Corp., for the purchase of natural gas to be delivered to the Company's four power stations. The contract provides for a firm gas supply through the year 2000 in quantities sufficient to meet the Company's internal system requirements and contains options designed to enable the Company to manage the natural gas component of its total fuel costs. The contract may be terminated earlier under price reopener provisions which may be initiated by either party in early 1996; and the Company has exercised its option to renegotiate the price at this time. If the parties do not come to an agreement the contract terminates effective January 1, 1997. The contract with NES contains pricing mechanisms for gas purchased thereunder which are intended to approximate current market prices at the time of purchase and are designed to be competitive with prices paid by other Louisiana electric utilities. The Company plans to construct or have constructed lateral pipelines to connect its generating station(s) to other interstate natural gas pipelines in order to provide additional sources of supply and transportation prior to the termination or expiration of the NES contract.

      The NES contract also contains minimum and maximum supply obligations which are based upon the Company's seasonal generation requirements. The Company is obligated to purchase certain quantities of gas from NES on an annual basis. A minimum or base quantity of 20,000 MMMBtu of gas must be purchased during a year, adjusted by plus or minus 10% at the option of the Company each year, if all gas is purchased from NES. The Company exercised its option to reduce the 20,000 MMMBtu by 10% for 1995, in effect reducing the 1995 minimum gas purchase to 18,000 MMMBtu. A minimum of 25,000 MMMBtu must be purchased during a year if any gas is purchased from third party suppliers, unless a lesser amount is permitted under the contract. In 1995, the Company met its minimum purchase obligations under the contract. The contract also allows for the purchase of natural gas from suppliers other than Louisiana Intrastate Gas Corporation (LIG) or Louisiana Land and Exploration Company (LL&E), if the gas is purchased for sales to other utilities.

      The Company has a contract with LIG for the sale and transportation of natural gas to the Company's power stations. A total of 13,893 MMMBtu of "spot" and surplus gas was purchased from LIG during 1995 under sale and transportation agreements. The month-to-month contract with LIG provides for the purchase of spot gas for the Company's internal system requirements when the price of such gas is less than that of energy purchases from other utilities and provides for the purchase of surplus gas, if and when it is available, for energy sales to other utilities. The Company has a separate contract with LIG which provides for the transportation of gas purchased by the Company from third party suppliers or under certain circumstances if NES were to fail to meet its contract obligations.
                                       3

      The Company has contracted with LL&E for the purchase of up to 5 MMMBtu of gas per day on a month-to-month basis, subject to termination by either party. The purchase price of the gas is based on a monthly index plus a markup and transportation fee. Purchased gas is transported via the intrastate pipeline system owned and operated by LIG.

      The Company has never incurred a liability for any gas not taken under the take-or-pay provisions of its gas supply agreements. The Company believes that it will be able either to renew its gas supply contracts as they terminate or expire or enter into substitute contractual arrangements with other natural gas suppliers. Although natural gas has been relatively plentiful in recent years, supplies available to the Company and other consumers are vulnerable to disruption due to weather conditions, transportation disruption, price changes and other events. Large boiler-fuel users of natural gas, including electric utilities, generally have the lowest priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. Thus, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply disruptions. Such events may require the Company to shift its gas-fired generation to alternative fuel sources, such as fuel oil, to the extent it has the capability to burn those alternative fuels. Currently, the Company anticipates that its alternative fuel capability, combined with its solid-fuel generating resources, is adequate to meet fuel needs during any temporary interruption of gas supplies.

Coal and Lignite Supply

      Substantially all of the coal for Rodemacher Unit 2 is purchased under a long-term contract with Kerr-McGee Coal Corporation from mines in Wyoming. The price of coal under the contract is a base price per ton plus a "total escalation charge" to reflect changes in certain indices specified in the contract. After purchasing a given annual quantity of base coal (504,000 tons in 1995), the Company has the right to purchase coal from third parties in the spot market, and Kerr-McGee has the right to meet the terms of the proposed purchase if it chooses to do so. The coal is transported to the Rodemacher Unit 2 site under terms of a long-term rail transportation contract in unit trains which are leased by the Company pursuant to various long-term leases.

      Substantially all of the lignite used to fuel Dolet Hills Unit 1 is obtained under two long-term agreements. The Company and Southwestern Electric Power Company (SWEPCO), each a 50% owner of Dolet Hills Unit 1, have entered into agreements pursuant to which each acquired an undivided 50% interest in the other's leased and owned lignite reserves in northwestern Louisiana. The Company and SWEPCO have also entered into a long-term agreement with the Dolet Hills Mining Venture for the mining and delivery of such lignite reserves, which reserves are expected to provide a substantial portion of the fuel requirements for the projected operating life of Dolet Hills Unit 1. The price of lignite delivered pursuant to the agreement is a base price per ton, subject to escalation based on certain inflation indices, plus specified "pass-through" costs. Additional spot lignite may be obtained through competitive bidding.

      Additionally, the Company and SWEPCO, have entered into a long-term agreement with Red River Mining Co., a joint venture of the North American Coal Corporation and Phillips Coal Company, which provides for base contract purchases and spot purchases of lignite. The Company's minimum annual purchase requirement is 275,000 tons. The base lignite price under the contract is a base price per MMMBtu, subject to escalation, plus certain pass-through costs, while the spot lignite price is determined through competitive bidding.

      The continuous supply of coal and lignite from the mining sources may be subject to interruption due to adverse weather conditions or other factors which may disrupt mining operations or transportation. At December 31, 1995, the Company's coal inventory at Rodemacher Unit 2 was approximately 72,000 tons (about a 33-day supply) and the Company's lignite inventory at Dolet Hills
Unit 1 was approximately 210,000 tons (about a 37-day supply).

OIL SUPPLY

      The Company stores fuel oil as an alternative fuel source. Rodemacher Power Station has storage capacity for an approximate 75-day supply, and other generating stations have storage capacity totaling about a 20-day supply. However, in accordance with the Company's current fuel oil inventory practices, at December 31, 1995, the Company had between 5 to 10 days supply of fuel oil stored at its generating stations. During 1995, 1,147 barrels of fuel oil were burned. The Company has been able to obtain fuel oil by spot purchases as needed.

POWER PURCHASES

      The Company purchases electric energy from neighboring utilities when the price of the energy purchased is less than the cost to the Company of generating such energy from its own facilities. Additionally, the Company has a long-term contract under which it purchases a small percentage of its total energy requirements from a hydroelectric generating plant. During 1995, the Company purchased 1,430 million KWH of electricity, or approximately 19% of its total energy requirements.

SALES

      The Company is a "public utility" engaged principally in the generation, transmission, distribution and sale of electricity within Louisiana. For further information regarding the Company's generating stations and its transmission and distribution facilities, see "Power Generation" above and "Properties" in Item 2 of this report. The following table sets forth information concerning sales by the Company to various classes of customers for each of the last three years.

                                                       SALES (MILLION KWH)
                                                 -------------------------------
                                                 1995         1994         1993
                                                 -----        -----        -----

Residential .............................        2,763        2,532        2,470
Commercial ..............................        1,265        1,180        1,109
Industrial ..............................        2,227        2,030        2,005
Other retail ............................          502          487          463
Sales for resale ........................          360          210          175
                                                 -----        -----        -----
   Total sales to regular customers .....        7,117        6,439        6,222
Short-term sales to other utilities .....           68          174          266
                                                 -----        -----        -----
   Total kilowatt-hour sales ............        7,185        6,613        6,488
                                                 =====        =====        =====

      The Company's 1995 system peak demand occurred in August and was 1,473,000 kilowatts. Sales and peak demand are affected by seasonal demand influenced by weather and are generally highest during the summer air-conditioning and winter heating seasons. The financial effects of seasonal demand on the Company's quarterly operating results are listed in Note L to the Consolidated Financial Statements on page 32 of the 1995 Annual Report to Shareholders, which is filed as Exhibit 13 to this report and incorporated herein by reference.

         The Company expects the peak demand on the system to grow at a compound annual rate of approximately 1.9% over the next ten years. The Company's capacity reserve margin for 1995 was 14.0%. The Company believes it can economically meet the anticipated growth in customer demand by such measures as refurbishing, by the year 2000, two existing gas-fired units not currently being used or by purchasing the needed capacity on the wholesale market.

      No customer accounted for 10% or more of the Company's revenues in 1995. Additional information regarding the Company's sales and revenues is set forth "Results of Operations" in "Management's Discussion and Analysis" on pages 15 and 16 of the 1995 Annual Report to Shareholders, which is filed as Exhibit 13 to this report and incorporated herein by reference.

CONSTRUCTION AND FINANCING

      For information on the Company's construction program, financing and related matters, see "Financial Condition" under "Management's Discussion and Analysis" on pages 17 through 19 of the 1995 Annual Report to Shareholders, which is filed as Exhibit 13 to this report and incorporated herein by reference.

                      REGULATORY AND ENVIRONMENTAL MATTERS
RATES

      Retail electric operations of the Company are subject to the jurisdiction of the Louisiana Public Service Commission (LPSC) with respect to rates, standards of service, accounting and other matters. The LPSC establishes base rates based upon nonfuel costs, including the cost of capital, and sales. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to certain aspects of its electric business, including rates for wholesale service and interconnections with, and the transmission of power for, other utilities. Periodically, the Company has sought and received increases in base rates from both the LPSC and the FERC to cover increases in operating costs and costs associated with additions to generation, transmission and distribution facilities.

      The Company's electric rates include a fuel and purchased power cost adjustment clause which enables the Company to reflect monthly fluctuations in the cost of fuel and short-term purchased power. Additionally, pretax income from certain off-system sales to other utilities is passed on to customers through the fuel cost adjustment clause. Fuel costs and fuel adjustment billing factors are approved by the LPSC and the FERC. These cost adjustments are based on costs from earlier periods which result in over or under-recovery for the period in which the adjustment is made. Any over or under-recovery is corrected by adjustment in later periods. As of December 31, 1995, the net accumulated balance of over-recovery on sales subject to the LPSC's jurisdiction was approximately $3.7 million.

      For information concerning an ongoing LPSC earnings review of the Company, see "Regulatory Matters" below.
                                       6
FRANCHISES

      The Company operates under nonexclusive franchise rights granted by governmental units and enforced by state regulation. These franchises are for fixed terms, which vary from 10 years to 50 years. In the past, the Company has been successful in the timely renewal of franchises as each reaches the end of its term and expires. The citizens of Leesville (approximately 5,000 customers) voted to approve a 20-year franchise with the Company in 1995.

ENERGY POLICY ACT OF 1992

      The Energy Policy Act, adopted in October 1992, significantly changed U.S. energy policy, including that governing the electric utility industry. The Energy Policy Act allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. The Energy Policy Act does, however, prohibit FERC-ordered retail wheeling (I.E., opening up the electric utility systems to allow customer choice of energy suppliers at the retail level), including "sham" wholesale transactions. Further, under the Energy Policy Act an FERC transmission order requiring a transmitting utility to provide wholesale transmission services must include provisions generally that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services, any enlargement of the transmission system and associated services.

      In addition, the Energy Policy Act revised the Public Utility Holding Company Act of 1935 (the Holding Company Act) to permit utilities, including registered holding companies, and non-utilities to form "exempt wholesale generators" without the principal restrictions of the Holding Company Act. Under prior law, independent power producers were generally required to adopt inefficient and complex ownership structures to avoid pervasive regulation under the Holding Company Act. Management believes that the Energy Policy Act will make wholesale markets more competitive.

REGULATORY MATTERS

      The LPSC has elected to review the earnings of all electric, gas, water and telecommunication utilities regulated by it to determine if the returns on equity of these companies may be higher than returns that might be awarded in the current economic environment. The LPSC began its review of the Company in August 1995. Resolution of the earnings review, which is not subject to any statutory or procedural deadlines, is expected in 1996. Although the Company's rates are among the lowest in the state, the Company cannot predict the outcome of the LPSC review or the effect on the Company's financial position, results of operations, or cash flows.

      For more information on regulatory matters, including proposed rulemakings by the FERC on open transmission access, recovery of stranded cost, and regulatory accounting, affecting the Company, see "Regulatory Matters" in "Management's Discussion and Analysis" on page 19 of the 1995 Annual Report to Shareholders, which is filed as Exhibit 13 to this report and incorporated herein by reference.

COMPETITION

      The LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service is obtained through long-term, nonexclusive franchises. The LPSC has used a "300 foot rule" for determining the supplier for new customers. The application of this rule has led to competition with neighboring utilities for retail customers at the borders of the Company's service areas. The Company also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly for certain applications than electricity. The Company could experience some competition for electric sales to industrial customers in the form of cogeneration or independent power producers. However, the Company believes that its rates, and the quality and reliability of its service, places it in a favorable competitive position in current retail markets.

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

      Various federal and state legislative and regulatory bodies are considering a number of issues in addition to those discussed above that will shape the future of the electric utility industry. Such issues include the extent of any deregulation of retail electricity sales, the ability of electric utilities to recover stranded costs, the repeal or modification of the Public Utility Holding Company Act of 1935, the unbundling of vertically integrated electric utility companies into separate business segments or companies (i.e., transmission, distribution and generation), the role of electric utilities, independent power producers and competitive bidding in the construction and operation of new generating capacity, and the pricing of transmission service on an electric utility's transmission system. Currently, there are no formal actions relating to these issues pending before either the Louisiana legislature or the LPSC. While the Company is unable to predict the outcome of such issues or their effect on the Company's financial position, results of operations or cash flows at this time, the Company plans to meet the challenges fostered by this developing environment by continuing its planned course of action.

      First, the Company intends to retain its low-cost supplier status by continuing to enhance customer service while reducing costs. In 1993 the Company conducted an organizational effectiveness study which resulted in a plan to improve operations and provide better customer service at lower costs. As a result of this study, the Company's organizational structure was streamlined in 1993. The second phase of the Company's reorganization plan commenced in May 1995, when the Company began operating a statewide customer call center to handle customer calls 24 hours a day, seven days a week. Furthermore, the Company consolidated 25 customer service offices located throughout the service territory into 10 regional offices. These regional offices only handle walk-in business while the call center now handles customer business by telephone. For those customers who prefer to pay their bills in person, the Company implemented a payment network of about 60 local businesses in the communities where customer service offices were closed. This arrangement offers customers more locations and extended business hours for paying their bills.

      Second, the Company has adopted a strategy of adding retail customers near its present retail markets. The Company's efforts to acquire Teche Electric Cooperative, Inc. (Teche) are part of this strategy. The Company's purchase and sale aggrement with Teche expires March 31, 1996, and the Company is currently negotiating to extend the agreement. For more information on acquisition efforts, see "Results of Operations - Co-op Developments" in "Management's Discussion and Analysis" on page 16 of the 1995 Annual Report to Shareholders, which information is filed as Exhibit 13 to this report and incorporated into
Part II herein by reference.

      Additionally, in recent years, the Company has been successful in competing for wholesale sales within its service territory, including short-term sales to the city of Alexandria and a full requirements sale to the city of St. Martinville. Sales under the St. Martinville agreement, which is subject to the jurisdiction of the FERC, began in May 1995 and represent an approximate 13 MW load. Sales to St. Martinville are expected to provide additional base revenues, net of facility payments, of about

$4 million over the term of the agreement, which extends through December 2000. This contract was challenged in 1993 by the previous supplier, Louisiana Energy and Power Authority (LEPA), as well as the city of Lafayette and the American Public Power Association, with assertions of preferential, discriminatory and predatory pricing. An initial decision of the FERC's presiding administrative law judge (ALJ) in February 1995 rejected LEPA's arguments. Under FERC procedures, LEPA has filed a brief requesting the FERC to revise the initial decision. The Company has opposed LEPA's brief.
Management believes that the ALJ's initial decision will be upheld.

      At this time it is not possible to predict what changes to the electric utility industry will emerge as a result of any federal or state regulatory and legislative initiatives or from specific regulatory decisions of the LPSC or the FERC, or the impact of such changes on the Company. It seems likely that such changes will ultimately increase the competition the Company faces in supplying electric energy to its customers.

ENVIRONMENTAL QUALITY

  The Company is subject to numerous laws and regulations administered by federal, state and local authorities to protect the environment. These statutory and regulatory provisions impose various substantive requirements, the violation of which may result in substantial fines and penalties. Environmental requirements continue to increase as a result of new legislation, administrative actions and judicial interpretations. Therefore, the precise future effects of existing and potential requirements are difficult to determine. During 1995, the Company's capital expenditures related to environmental compliance were about $1.2 million and such expenditures are estimated to total about $1.4 million in 1996.

Air Quality

      The State of Louisiana regulates emissions from each of the Company's generating units through regulations issued by the Air Quality Division (AQD) of the Louisiana Department of Environmental Quality (LDEQ). In addition, the AQD implements certain programs initially established by the federal Environmental Protection Agency (EPA). The AQD requires permits for certain generating units on which construction commenced after the effective date of the applicable regulation. The Company's three generating units which are subject to the AQD permitting rules, Rodemacher Units 1 and 2 and Dolet Hills Unit 1, have received AQD permits.

      The federal Clean Air Act Amendments of 1990 (the Act) established a regulatory program to address the effects of acid rain and imposed restrictions on sulfur dioxide (SO2) emissions from certain utility units. The Act essentially requires that utilities, like the Company, must hold a regulatory "allowance" for each ton of SO2 emitted beginning in the year 2000. The EPA is required to allocate a set number of allowances to each affected unit based on its historic emissions. After the initial allocation the Company requested an adjustment to the allowance allocation for Rodemacher Unit 2 because of an extended outage of the unit during one of the years used in the EPA's calculation. Because the final allowance allocation did not reflect the requested adjustment, the Company filed a petition for judicial review of the EPA's action on May 21, 1993 in the United States Court of Appeals for the District of Columbia Circuit. In October 1995, the EPA signed a settlement agreement in which it agreed to give Rodemacher Unit 2 the additional allowances requested. The EPA should issue a notice of proposed rulemaking in 1996 describing the terms of the settlement agreement.

      The Act also requires the EPA to revise nitrogen oxides (NOx) emission limits for existing coal-fired boilers. In March 1994, the EPA lowered the NOx emission rate for certain boilers, including Rodemacher Unit 2 and Dolet Hills Unit 1. Rodemacher Unit 2 and Dolet Hills Unit 1 will have to meet this new emission rate by January 1, 2000. The EPA has recently proposed to lower the NOx emission rate further. The Company is evaluating its options under these NOx rules, including the option of "early election." Early election would require the Company to meet the revised NOx rate by 1997 instead of 2000, but would protect the Company from any future reductions in the NOx permitted emission rate until 2008. Significant reductions in NOx emission limits may require modification of burners or other capital improvements at either or both of the units.

      The Act also requires the installation of continuous emission monitoring systems (CEMS) on seven of the Company's generating units affected by the acid rain program. Installation of the CEMS has been completed at a cost of approximately $2.9 million.

      Title V of the Act requires certain utility and industrial facilities to obtain operating permits. States are required to develop operating permit programs as part of their State Implementation Plans. In November 1993 the LDEQ promulgated new regulations to comply with the requirements of Title V of the Act and the EPA approved the state program in 1995. Title V operating permit applications must be submitted to the LDEQ by October 1996. The operating permits will contain acid rain permit requirements, as well as other requirements of existing state and federal air programs.

      Title V of the Act allows states to collect fees up to $25 per ton of regulated emissions to support their operating permit programs. Fee assessments on the Company's affected units have already increased because of this provision. The LDEQ currently charges $9 per ton and that amount is expected to increase.

Water Quality

      The Company has received from the EPA all National Pollutant Discharge Elimination System (NPDES) permits required under the Clean Water Act for discharges from its four generating stations. NPDES permits have fixed dates of expiration, and the Company has applied for renewal of these permits within the applicable time periods. The Office of Water Resources of the LDEQ requires facilities which discharge wastewater into Louisiana waters to be permitted under the Louisiana Water Discharge Permit System (LWDPS). The Company has applied for and received LWDPS permits for its four generating stations.

      The most recently issued NPDES permit for Dolet Hills Unit 1 contained an Administrative Order requiring biomonitoring of the discharge from the impoundment associated with the Fly Ash/Scrubber Sludge Landfill. Because the discharge from this impoundment failed all or part of the biomonitoring test at various times during the testing schedule specified in the permit, the Company has had discussions with the EPA regarding the results. The Company does not expect administrative action on the part of the EPA until the NPDES permit is renewed in 1997. At that time, the EPA may set a biomonitoring limit in the NPDES permit. Violation of that limit may then require submittal of a plan describing options for reducing certain constituents in the discharge to the EPA. None of the options, if implemented, would affect the operation of the unit, or involve a significant increase in the Company's five-year construction plan.

Solid Waste Disposal

      The Solid Waste Division of the LDEQ has adopted regulations and a permitting system for the management and disposal of solid waste generated by electric utilities. The Company has received all required permits from the Solid Waste Division for the on-site disposal of solid waste generated at its generating stations.

      The Company has requested approval of an alternate liner system for the Dolet Hills landfill facility and has received conditional approval from the LDEQ. The Company is in the process of obtaining additional information to submit to the LDEQ, which will make the approval permanent. The exemption, if granted, is expected to save $360,000 to $900,000 per year in operating costs at the landfill.

Hazardous Waste Generation

      The Company produces certain wastes at its four generating stations and at other locations which are classified as hazardous. The Hazardous Waste Division of the LDEQ regulates these wastes and has issued identification numbers to the sites where such wastes are produced. The Company does not treat, store or dispose of these wastes on-site; therefore, no permits are required. All hazardous wastes produced by the Company are disposed of at federally permitted hazardous waste disposal sites.

PCB Disposal

      In 1986 the Company was named a Potentially Responsible Party (PRP) by the EPA under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) for its involvement at the Rose Chemicals (Rose) polychlorinated biphenyl (PCP) disposal site in Holden, Missouri. The Company, along with other PRPs, has entered into two Administrative Orders on Consent with Region VII of the EPA for the removal of certain PCB materials from the site. These materials have now been removed and disposed of at federally permitted PCB disposal facilities. All clean-up activities at the site were completed in 1995. The removal and disposal were funded by contributions from the parties involved into a trust fund established for the clean-up. The site will now be monitored over the next eight to ten years. To date, the Company has contributed $142,000, net, to the trust fund.

      The Company has complied with the requirements established by the EPA for the general removal from service and disposal of certain equipment containing PCBs. The EPA has authorized the continued use of such equipment in locations where its use does not pose an exposure risk, and the Company uses such equipment only in restricted or remote areas. In 1995, the Company spent $262,000 on the disposal of PCB materials used in its system.

ELECTROMAGNETIC FIELDS

The possibility that exposure to electromagnetic fields (EMF) emanating from power lines, household appliances and other electric devices may result in adverse health effects or damage to the environment has been a subject of current public attention. The scientific research conducted to date concerning the effects of EMFs has not led to any definitive results, however, such research is continuing. Lawsuits have arisen in several states against electric utilities and others alleging that the presence or use of electric power transmission and distribution lines has an adverse effect on health and/or property values.

OTHER EVENTS

Cajun Electric Power Cooperative (Cajun)

      Cajun, which provides power to the state's 12 electric distribution cooperatives, is in Chapter 11 bankruptcy. Cajun's energy is supplied from its share of a nuclear generating unit and several coal and gas-fired units it owns. With Cajun in bankruptcy proceedings, the disposition of its assets is under consideration, and the bankruptcy court trustee has asked for bids from interested parties. In an effort to grow the Company's power supply business, the Company, along with a non-utility company, submitted a joint bid on March 8, for Cajun's nonnuclear generation assets and wholesale contracts. If the Company's bid were to be accepted, closing of the transaction is subject to approval of the bankruptcy trustee, Cajun's creditors, and various governmental and regulatory agencies including the LPSC, the Rural Utilities Service, and the FERC. An estimated 1,683 megawatts of generating capacity is involved as well as 91 megawatts of firm hydroelectric purchases. The wholesale contracts include 1,362 megawatts of wholesale co-op load and 300 megawatts of firm sales. The Company has no nuclear generation and is not proposing to acquire Cajun's share of a nuclear generating unit.

ITEM 2.  PROPERTIES

      All of the Company's electric generating stations and all other operating properties are located in the State of Louisiana. The Company considers all of its properties to be well maintained, in good operating condition and suitable for their intended purposes.

ELECTRIC GENERATING STATIONS

      As of December 31, 1995, the Company either owned or had an ownership interest in four steam electric generating stations and a gas turbine with a combined electric generating capacity of 1,693,000 kilowatts. For additional information regarding the Company's generating facilities, see "Electric Operations - Power Generation" in Item 1 of this report.

SUBSTATIONS

      As of December 31, 1995, the Company owned 80 transmission substations and 308 distribution substations.

ELECTRIC LINES

      As of December 31, 1995, the Company's transmission system consisted of approximately 67 circuit miles of 500 kilovolt (KV) lines; 454 circuit miles of 230 KV lines; 648 circuit miles of 138 KV lines; and 21 circuit miles of 69 KV lines. The Company's distribution system consisted of approximately 2,057 circuit miles of 34.5 KV lines and 10,524 circuit miles of other lines.

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

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not aware of any legal proceeding to which it is a party which would have a material adverse effect on its financial condition, results of operations, cash flows, or competitive position. For a discussion of certain legal proceedings and regulatory matters involving the Company, see (i) "Regulatory and Environmental Matters - Competition" "- Regulatory Matters", and "- Environmental Quality" in Item 1 of this report and (ii) "Results of Operations-Nonfuel Operating Expenses and Income Taxes" in "Management's Discussion and Analysis" on pages 16 and 17 of the 1995 Annual Report to Shareholders, which sections are incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The names of the executive officers of the Company, their positions held, five-year employment history, ages and years of service as of December 31, 1995, are presented below. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

                                      POSITION AND FIVE-YEAR
NAME OF EXECUTIVE OFFICER               EMPLOYMENT HISTORY
-------------------------               ------------------
Gregory L. Nesbitt....... President and Chief Executive Officer since April
                          1993; President and Chief Operating Officer from April 1992 to April 1993; Executive Vice President and Chief Operating Officer from July 1991 to April 1992; Executive Vice President from January 1988 to July 1991. (Age 57; 15 years of service)

Robert L. Duncan......... Vice President-Customer Operations since July 1984.
                          (Age 53; 30 years of service)

David M. Eppler.......... Vice President-Power Supply and  Energy Transmission
                          since July 1995; Vice President-Finance from October 1993 to July 1995; Vice President and Treasurer from July 1987 to October 1993. (Age 45; 14 years of service)

Leonard G. Fontenot...... Vice President from July 1995 to date of  retirement
                          January 1,1996; Vice President-Power Supply and Energy Transmission from April 1986 to July 1995. (Age 58; 33 years of service)

Catherine C. Scheffler... Vice President-Employee and Support Services since
                          July 1995;Vice President-Human Resources from October 1993 to July 1995; General Manager-Human Resources from August 1993 to October 1993; Administrator-Compensation from May 1991 to August 1993; Vice President at Rapides Bank And Trust Company from December 1987 to April 1991 (Age 40; 4 years of service)

David K. Warner.......... Vice President-Finance and Chief Financial Officer
                          since July 1995;Vice President-Administrative Services from April 1988 to July 1995. (Age 45; 15 years of service)

John L. Baltes, Jr....... Controller since April 1989.  (Age 49; 14 years of service)

                                        POSITION AND FIVE-YEAR
NAME OF EXECUTIVE OFFICER                 EMPLOYMENT HISTORY
-------------------------               ----------------------
Michael P. Prudhomme..... Secretary-Treasurer since January 1994; Secretary from
                          October 1993 to January 1994; Vice President-Customer Services from May 1985 to October 1993. (Age 52; 26 years of service)

Judy P. Miller........... Assistant Corporate Secretary since April 1995; Acting
                          Assistant Corporate Secretary from February 1995 to April 1995; Supervisor-Plant Accounting from October 1993 to February 1995; Supervisor-Income and Other Taxes from June 1990 to October 1993. (Age 38; 11 years of service)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is listed for trading on the New York Stock Exchange (NYSE) and the Pacific Stock Exchange. The following table sets forth high and low sales prices for the Company's common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 1995 and 1994.

                                    1995                                 1994
                     ----------------------------------   ----------------------------------
                      HIGH           LOW        DIVIDEND   HIGH           LOW        DIVIDEND
                     -------       -------       ------   -------       -------       ------
First Quarter        $24-1/2       $22           $0.365   $24-7/8       $21-1/4       $0.355
Second Quarter       $24-1/2       $22-1/8       $0.375   $25-5/8       $22-1/4       $0.365
Third Quarter        $25-5/8       $22-1/4       $0.375   $24-3/8       $21-1/4       $0.365
Fourth Quarter       $28-1/8       $25-1/4       $0.375   $23-5/8       $20-7/8       $0.365

      Subject to the prior rights of the holders of the respective series of the Company's preferred stock, such dividends as determined by the Board of Directors of the Company may be declared and paid on the common stock from time to time out of funds legally available therefor. The provisions of the Company's charter applicable to preferred stock and certain provisions contained in the debt instruments of the Company under certain circumstances restrict the amount of retained earnings available for the payment of dividends by the Company. The most restrictive covenant requires that common shareholders' equity be not less than 30% of total capitalization, including short-term debt. At December 31, 1995, approximately $144,000,000 of retained earnings was not restricted. On January 26, 1996 the Board of Directors of the Company declared a quarterly dividend of $0.375 per share, which dividend was paid on February 15, 1996, to common shareholders of record on February 5, 1996.


      As of March 15, 1996, there were 12,081 holders of record of the Company's common stock, and the closing price of the Company's common stock as reported on the NYSE Composite Tape was $25.875 per share.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth certain selected financial data for the respective periods presented and should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto set forth on pages 20 through 33 in the 1995 Annual Report to Shareholders, which is filed as
Exhibit 13 to this report and incorporated herein by reference.

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------------------------------------
                                                             1995            1994              1993            1992           1991
                                                          ----------       ----------       ----------       --------       --------
FINANCIAL DATA (IN THOUSANDS, EXCEPT
   PER SHARE AMOUNTS AND RATIOS)
Statement of Income Data
   Operating revenues .............................       $  394,426       $  379,603       $  382,433       $351,613       $343,350
   Net income .....................................       $   48,703       $   45,043       $   41,812       $ 45,239       $ 44,929
   Net income applicable
     to common stock ..............................       $   46,651       $   43,017       $   39,827       $ 43,010       $ 42,957
   Primary net income
     per common share (1) .........................       $     2.08       $     1.92       $     1.78       $   1.93       $   1.92
   Fully diluted net income
     per common share (1) .........................       $     2.01       $     1.86       $     1.73       $   1.89       $   1.87
   Cash dividends paid per
     common share (1) .............................       $    1.490       $    1.450       $    1.410       $  1.370       $  1.325
Ratio of earnings to
     fixed charges ................................            3.49x            3.35x            3.30x          3.16x          2.99x
Ratio of earnings to
     combined fixed charges and
     preferred stock dividends ....................            3.17x            3.02x            2.96x          2.83x          2.73x

Balance Sheet Data
     (at end of period)
   Total assets ...................................       $1,226,034       $1,178,191       $1,161,635       $978,220       $973,472
   Long-term obligations and
     redeemable preferred stock ...................       $  367,432       $  343,509       $  358,329       $318,214       $400,605

OPERATING STATISTICS
Electric sales - regular system
  customers (million KWH)
    Residential ...................................            2,763            2,532            2,470          2,353          2,313
    Commercial ....................................            1,265            1,180            1,109          1,062          1,043
    Industrial ....................................            2,227            2,030            2,005          1,972          1,928
    Other retail ..................................              502              487              463            477            464
    Sales for resale ..............................              360              210              175            146            141
                                                          ----------       ----------       ----------       --------       --------
  Total sales to regular customers ................            7,117            6,439            6,222          6,010          5,889
Short-term energy sales to other
  utilities (million KWH) .........................               68              174              266             88            121
                                                          ----------       ----------       ----------       --------       --------
    Total electric sales ..........................            7,185            6,613            6,488          6,098          6,010
                                                          ==========       ==========       ==========       ========       ========
System peak (thousand kilowatts) ..................            1,473            1,310            1,346          1,308          1,233
Electric customers ................................          220,923          217,568          212,559        213,941        211,332

--------------
(1) All prior-period per share amounts have been restated to reflect a two-for-one stock split effective in May 1992.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  The information set forth in "Management's Discussion and Analysis" on pages 15 through 19 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information set forth on pages 20 through 33 in the 1995 Annual Report to Shareholders is incorporated herein by reference; such information is filed as
Exhibit 13 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information set forth (i) under the subcaption "Directors" under the caption "Election of Directors" and (ii) in the last paragraph under the caption "Security Ownership of Directors and Management" in the Company's definitive Proxy Statement dated March 5, 1996, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (1996 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" on pages 14 and 15 of this report.

ITEM 11. EXECUTIVE COMPENSATION

               The information set forth under the subcaption "Organization and Compensation of the Board of Directors" under the caption "Election of Directors" and under the caption "Executive Compensation" in the 1996 Proxy Statement (excluding the information required by paragraphs (k) and (l) of Item 402 of Regulation S-K) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information set forth under the caption "Security Ownership of Directors and Management" and under the caption "Security Ownership of Certain Beneficial Owners" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information set forth under the subcaption "Directors" under the caption "Election of Directors" in the 1996 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                                  REFERENCE (PAGE)
                                                                         ---------------------------------
                                                                                              1995 ANNUAL
                                                                          FORM 10-K            REPORT TO
                                                                         ANNUAL REPORT        SHAREHOLDERS
                                                                         -------------        ------------
14(a)(1) Consolidated Financial Statements and Supplementary Data on
           pages 20 through 33 in the Company's 1995 Annual Report to
           Shareholders are filed as Exhibit 13 to this report and are incorporated herein by reference.

         Consolidated Statements of Income for the years ended
           December 31, 1995, 1994 and 1993                                                         20

         Consolidated Balance Sheets at December 31, 1995 and
           1994                                                                                     21

         Consolidated Statements of Cash Flows for the years
           ended December 31, 1995, 1994 and 1993                                                   22

         Consolidated Statements of Changes in Common
           Shareholders' Equity for the years ended
           December 31, 1995, 1994 and 1993                                                         23

         Notes to Consolidated Financial Statements                                                 24

         Report of Independent Accountants                                                          33

14(a)(2) Financial Statement Schedules

         Report of Independent Accountants                                     26

         Schedule II - Valuation and Qualifying Accounts                       27

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

                                                                SEC FILE OR    REGISTRATION
                                                               REGISTRATION      STATEMENT          EXHIBIT
                         EXHIBITS                                NUMBER         OR REPORT            NUMBER
-----------------------------------------------------------    ------------     -----------         -------
   3(a)        Restated Articles of Incorporation of the          1-5663           10-Q(3/92)                3
                 Company dated as of July 24, 1989,
                 as amended through April 24, 1992

* 3(b)         Amended and Restated Bylaws of the
                 Company, as amended to March 5, 1996

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

  4(a)(8)      Eighteenth Supplemental Indenture dated as         1-5663           10-K(1993)                4(a)(8)
                 of December 1, 1982, to Exhibit 4(a)(1)

  4(a)(9)      Nineteenth Supplemental Indenture dated as         1-5663           10-K(1993)                4(a)(9)
                  of January 1, 1983, to Exhibit 4(a)(1)

  4(a)(10)     Twenty-Sixth Supplemental Indenture dated as       1-5663           8-K(3/90)                 4(a)(27)
                 of  March 15, 1990, to Exhibit 4(a)(1)

  4(a)(11)     Twenty-Seventh Supplemental Indenture dated as     2-27284          S-1(10/17/67)             4(f)(1)
                 of July 15, 1991, to Exhibit 4(a)(1)

  4(b)         Indenture between the Company and Bankers         33-24896          S-3(10/11/88)             4(b)
                 Trust Company, as Trustee, dated as of
                 October 1, 1988

  4(c)         Trust Indenture (The Industrial Development        1-5663           10-K(1991)                4(i)
                 Board of the Parish of Rapides, Inc.
                 (Louisiana) Adjustable Tender Pollution
                 Control Revenue Refunding Bonds, Series 1991)
                 dated as of May 1, 1991, between The Industrial
                 Development Board of the Parish of Rapides, Inc.
                 and First National Bank of Commerce

  4(c)(1)      First Supplemental Trust Indenture (The Industrial  1-5663          10-K(1994)                4(e)(1)
                  Development Board of the Parish of Rapides, Inc.
                  (Louisiana) Adjustable Tender Pollution Control
                  Revenue Refunding Bonds, Series 1991) dated as
                  of May 1, 1993, between The Industrial
                  Development Board of the Parish of
                  Rapides, Inc. and First National Bank
                  of Commerce, relating to Exhibit 4(c)

   4(d)        Refunding Agreement (The Industrial                 1-5663          10-Q(6/91)               10(a)
                 Development Board of the Parish of Rapides,
                 Inc. (Louisiana) Adjustable Tender Pollution
                 Control Revenue Refunding Bonds, Series
                 1991) dated as of May 1, 1991, between the
                 Company and The Industrial Development
                 Board of the Parish of Rapides, Inc.

   4(e)        Trust Indenture (Parish of DeSoto, State of         1-5663          10-K(1991)               4(k)
                 Louisiana Adjustable Tender Pollution Control
                 Revenue Refunding Bonds, Series 1991A) dated
                 as of May 1, 1991, between Parish of Desoto,
                 State of Louisiana and First National Bank of
                 Commerce

   4(e)(1)     First Supplemental Trust Indenture ( Parish         1-5663          10-K(1994)              4(g)(l)
                 of DeSoto, State of Louisiana Adjustable Tender
                 Pollution Control Revenue Refunding Bonds,
                 Series 1991A) dated as of May 1, 1993,
                 between the Parish of DeSoto, State of
                 Louisiana and First National Bank of Commerce,
                 relating to Exhibit 4(e)

   4(f)        Refunding Agreement (Parish of DeSoto,              1-5663          10-Q(6/91)               10(b)
                 State of Louisiana Adjustable Tender Pollution
                 Control Revenue Refunding Bonds, Series
                 1991A) dated as of May 1, 1991, between
                 the Parish of DeSoto, State of Louisiana
                 and the Company

   4(g)        Trust Indenture (Parish of DeSoto, State of         1-5663          10-K(1991)                4(m)
                 Louisiana Adjustable Tender Pollution
                 Control Revenue Refunding Bonds, Series 1991B)
                 dated as of May 1, 1991, between Parish of
                 DeSoto, State of Louisiana and First National
                 Bank of Commerce

   4(g)(1)     First Supplemental Trust Indenture (Parish          1-5663          10-K(1994)                4(i)(1)
                 of DeSoto, State of Louisiana Adjustable
                 Tender Pollution Control Revenue Refunding
                 Bonds, Series 1991B) dated as of May 1,
                 1993, between the Parish of DeSoto, State of
                 Louisiana and First National Bank of Commerce,
                 relating to Exhibit 4(g)

   4(h)        Refunding Agreement (Parish of DeSoto,              1-5663          10-Q(6/91)                  10(c)
                 State of Louisiana Adjustable Tender Pollution
                 Control Revenue Refunding Bonds, Series
                 1991B) dated as of May 1, 1991, between
                 the Parish of DeSoto, State of Louisiana
                 and the Company


   4(i)        $100,000,000 Credit Agreement dated as of June      1-5663          10-Q(6/95)                   4
                 15, 1995, among the Company, certain Banks
                 parties thereto, and The Bank of New York as
                 Agent

 **10(a)       1990 Long-Term Incentive Compensation Plan          1-5663         1990 Proxy                     A
                                                                                  Statement (4/90)
 **10(b)       1981 Incentive Stock Option Plan                    1-5663         10-K(1992)                   10(i)

***10(c)       Annual Incentive Compensation Plan

 **10(d)       Deferred Compensation Plan for Directors            1-5663         10-K(1992)                   10(n)

 **10(e)(1)    Supplemental Executive Retirement Plan              1-5663         10-K(1992)                   10(o)(1)

 **10(e)(2)  Form of Supplemental Executive Retirement             1-5663         10-K(1992)                   10(o)(2)
               Plan Participation Agreement between the Company
               and the following officers: Gregory L. Nesbitt,
               Robert L. Duncan David M. Eppler, Leonard G.
               Fontenot and David K. Warner

***10(f)     Form of Executive Severance Agreement between
               the Company and the following officers: Gregory
               L. Nesbitt, Robert L. Duncan, David M. Eppler,
               and David K. Warner

   10(g)(1)  Receivables Purchase Agreement, dated                 1-5663         10-K(1994)                    10(n)(l)
               as of April 9, 1990, as Amended and Restated as
               of March 1, 1995, among the Company, Corporate
               Asset Funding Company, Inc. and Citicorp North
               America, Inc.

   10(g)(2)  Receivables Purchase Agreement, dated                 1-5663         10-K(1994)                    10(n)(2)
               as of April 9, 1990, as Amended and Restated as
               of March 1, 1995, among the Company, Citicorp,
               N.A. and Citicorp North America, Inc.

   10(h)(1)  Term Loan Agreement dated as of April 2, 1991,        1-5663         10-Q(3/91)                   4(b)
               among the 401(k) Savings and Investment Plan
               ESOP Trust, the Company, as Guarantor, the

               Banks listed therein and The Bank of New York, as Agent, relating to Exhibit 10(m)

   10(h)(2)  Assignment and Assumption Agreement, effective       1-5663          10-Q(3/91)                   4(c)
               as of May 6, 1991, between The Bank of New York
               and the Canadian Imperial Bank of Commerce,
               relating to Exhibit 10(h)(1)

   10(h)(3)  Assignment and Assumption Agreement dated as of      1-5663          10-K(1991)                   10(y)(3)
               July 3, 1991, between The Bank of New York and
               Rapides Bank and Trust Company in Alexandria,
               relating to Exhibit 10(h)(1)

   10(h)(4)  Assignment and Assumption Agreement dated as of      1-5663          10-K(1992)                   10(bb)(4)
               July 6, 1992, among The Bank of New York, CIBC,
               Inc. and Rapides Bank and Trust Company in
               Alexandria, as Assignors, the 401(k) Savings and
               Investment Plan ESOP Trust, as Borrower, and the
               Company, as Guarantor, relating to Exhibit
               10(h)(1)

   10(i)     Reimbursement Agreement (The Industrial              1-5663          10-Q(6/91)                   4(a)
               Development Board of the Parish of Rapides, Inc.
               (Louisiana) Adjustable Tender Pollution Control
               Revenue Refunding Bonds, Series 1991) dated as
               of May 29, 1991, among the Company, various
               financial institutions, Swiss Bank Corporation
               and The First National Bank of Chicago

   10(i)(1)  Remarketing Agreement (The Industrial Development    1-5663          10-Q(9/94)                   10(a)
               Board of the Parish of Rapides, Inc. (Louisiana)
               Adjustable Tender Pollution Control Revenue
               Refunding Bonds, Series 1991) dated as of July
               19,1994, between the Company and PaineWebber
               Incorporated

   10(i)(2)  Tender Agreement (The Industrial Development Board   1-5663          10-K(1991)                   10(z)(2)
               of the Parish of Rapides, Inc. (Louisiana)
               Adjustable Tender Pollution Control Revenue
               Refunding Bonds, Series 1991) dated as of May 1,
               1991, among First National Bank of Commerce, as
               Trustee, the Company, The First National Bank of
               Chicago, as Tender Agent and Registrar, Smith
               Barney, Harris Upham & Co. Incorporated, as
               Remarketing Agent, and Swiss Bank Corporation,
               as Bank

   10 (i)(3) Amendment No. 1 to Reimbursement Agreements (The     1-5663          10-K(1994)                   10(p)(3)
               Industrial Development Board of the Parish of
               Rapides, Inc. (Louisiana) Adjustable Tender
               Pollution Control

               Revenue Refunding Bonds, Series 1991, 1991A and
               1991B) dated as of December 9, 1994, among the Company, various financial institutions, Swiss
               Bank Corporation, New York Branch, as Issuer of the Letters of Credit, and Swiss Bank
               Corporation, New York Branch, as Agent, relating to Exhibits 10(i), 10(j) and 10(k).

   10(j)     Reimbursement Agreement (Parish of DeSoto,           1-5663                    10-Q(6/91)          4(b)
               State of Louisiana Adjustable Tender Pollution
               Control Revenue Refunding Bonds, Series 1991A)
               dated as of May 29, 1991, among the Company,
               various financial institutions, Swiss Bank
               Corporation and The First National Bank of
               Chicago

   10(j)(1)  Remarketing Agreement (Parish of DeSoto, State of    1-5663                    10-Q(9/94)          10(b)
               Louisiana Adjustable Tender Pollution Control
               Revenue Refunding Bonds, Series 1991A) dated as
               of July 19, 1994, between the Company and
               PaineWebber Incorporated

   10(j)(2)  Tender Agreement (Parish of DeSoto, State of         1-5663                    10-K(1991)         10(aa)(2)
               Louisiana Adjustable Tender Pollution Control
               Revenue Refunding Bonds, Series 1991A) dated as
               of May 1, 1991, among First National Bank of
               Commerce, as Trustee, the Company, The First
               National Bank of Chicago, as Tender Agent and
               Registrar, Smith Barney, Harris Upham & Co.
               Incorporated, as Remarketing Agent, and Swiss
               Bank Corporation, as Bank

   10(k)     Reimbursement Agreement (Parish of DeSoto,           1-5663                      10-Q(6/91)         4(c)
               State of Louisiana Adjustable Tender Pollution
               Control Revenue Refunding Bonds, Series 1991B)
               dated as of May 29, 1991, among the Company,
               various financial institutions, Swiss Bank
               Corporation and The First National Bank of
               Chicago

   10(k)(1)  Remarketing Agreement (Parish of DeSoto, State of     1-5663                      10-Q(9/94)       10(c)
               Louisiana Adjustable Tender Pollution Control
               Revenue Refunding Bonds, Series 1991B) dated as
               of July 19, 1994, between the Company and
               PaineWebber Incorporated

   10(k)(2)  Tender Agreement (Parish of DeSoto, State of          1-5663                      10-K(1991)      10(bb)(2)
               Louisiana Adjustable Tender Pollution Control
               Revenue Refunding Bonds, Series 1991B) dated as
               of May 1, 1991, among First National Bank of
               Commerce,

               as Trustee, the Company, The First National Bank of Chicago, as Tender Agent and Registrar, Smith
               Barney, Harris Upham & Co. Incorporated, as
               Remarketing Agent, and Swiss Bank Corporation, as Bank

   10(l)     Selling Agency Agreement between the Company          1-5663                    8-K(2/92)         1
               and Salomon Brothers Inc, The First Boston
               Corporation and Smith Barney, Harris Upham & Co.
               Incorporated dated as of February 27, 1992

   10(m)     401(k) Savings and Investment Plan ESOP               1-5663                    10-Q(3/91)        4(a)
               Trust Agreement dated as of April 2, 1991,
               between State Street Bank and Trust Company and
               the Company

  *10(m)(1)  First Amendment to 401(k) Savings and Investment
               Plan ESOP Trust Agreement dated as of July 30,
               1993, between State Street Bank and Trust
               Company and the Company

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

  *23        Consent of Independent Accountants

  *24        Power of Attorney from each Director of the Company
               whose signature is affixed to this Form 10-K for
               the year ended December 31, 1995

  *27        Financial Data Schedule UT

14(b)  Reports on Form 8-K

   During the three-month period ended December 31, 1995, the Company filed no current Reports on Form 8-K.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Central Louisiana Electric Company, Inc.:

Our report on the consolidated financial statements of Central Louisiana Electric Company, Inc. has been incorporated by reference in this Form 10-K from page 33 of the 1995 Annual Report to Shareholders of Central Louisiana Electric Company, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) on page 19 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                               COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
January 26, 1996

                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)

          COL. A                                 COL. B               COL. C            COL. D              COL. E
-----------------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONS       UNCOLLECTIBLE
                                               BALANCE AT           CHARGED TO         ACCOUNTS           BALANCE AT
                                               BEGINNING             COST AND          WRITE-OFFS,            END
 ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS          OF PERIOD             EXPENSES        LESS RECOVERIES      OF PERIOD (1)
-----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1995 ............         $444                $817                $723                $538
Year Ended December 31, 1994 ............         $537                $442                $535                $444
Year Ended December 31, 1993 ............         $779                $ 92                $334                $537

------------
(1)  Deducted in the balance sheet

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

Date:  March , 29 1996

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

   SIGNATURE                                 TITLE                                                 DATE
   ---------                                 -----                                                 ----
GREGORY L. NESBITT             President, Chief Executive Officer and Director                March 29, 1996
(Gregory L. Nesbitt)                        (Principal Executive Officer)

DAVID K. WARNER                Vice President, Finance and Chief Financial Officer            March 29, 1996
(David K. Warner)                          (Principal Financial Officer)

JOHN L. BALTES, JR.                                   Controller                              March 29, 1996
(John L. Baltes, Jr.)                     (Principal Accounting Officer)


  SHERIAN G. CADORIA                DIRECTOR*

  J. PATRICK GARRETT                DIRECTOR*

  F. BEN JAMES, JR.                 DIRECTOR*

  HUGH J. KELLY                     DIRECTOR*

  A. DELOACH MARTIN, JR.            DIRECTOR*

  ROBERT T. RATCLIFF                DIRECTOR*

  EDWARD D. SIMMONS                 DIRECTOR*

  ERNEST L. WILLIAMSON              DIRECTOR*

 *BY:  DAVID K. WARNER
      (David K. Warner, as                                                                    March 29, 1996
       Attorney-in-Fact)

