Form 10-Q
period 1996-03-31
CENTRAL LOUISIANA ELECTRIC CO INC
filed 1996-05-15
CIK 18672

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                 FORM 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996  Commission file number 1-5663

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

                       Yes   X      No

     As of May 1, 1996 there were 22,441,812 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                             TABLE OF CONTENTS


                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements. . . . . . . . . . . . . . . . . . .      1
             Report of Independent Accountants . . . . . . . . . . .      2
             Consolidated Statements of Income . . . . . . . . . . .      3
             Consolidated Balance Sheets . . . . . . . . . . . . . .      4
             Consolidated Statements of Cash Flows . . . . . . . . .      6
             Note to Consolidated Financial Statements . . . . . . .      7
   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations
             Results of Operations . . . . . . . . . . . . . . . . .      8
             Financial Condition . . . . . . . . . . . . . . . . . .      9

PART II.  OTHER INFORMATION

   Item 4. Submission of  Matters To A Vote of Security Holders. . .     11

   Item 5. Other Information . . . . . . . . . . . . . . . . . . . .     11

   Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     12

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

                                  PART I

                           FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

     The consolidated financial statements for Central Louisiana Electric Company, Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of the Company's business, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

The consolidated financial statements included herein have been subjected to a limited review by Coopers & Lybrand L.L.P., independent accountants for the Company, whose report is included herein.

Coopers                                          certified public accountants
&Lybrand L.L.P.                                  a professional services firm

                     REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Central Louisiana Electric Company, Inc.:

We have made a review of the consolidated balance sheet of Central Louisiana Electric Company, Inc. as of March 31, 1996, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995 and the related consolidated statements of income, cash flows and changes in common shareholders' equity for the year then ended (not present herein); and in our report dated January 26, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


COOPERS & LYBRAND  L.L.P.
New Orleans, Louisiana
April 19, 1996


                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                     For the three months ended March 31
                               (Unaudited)


                                            (In thousands, except share and
                                                   per share amounts)
                                                1996               1995
                                             ----------         ----------
OPERATING REVENUES                           $   98,606         $   79,872
                                             ----------         ----------

OPERATING EXPENSES
   Fuel used for electric generation             21,962             22,647
   Power purchased                               17,139              4,344
   Other operation                               14,022             13,531
   Maintenance                                    4,905              4,396
   Depreciation                                  10,827             10,324
   Taxes other than income taxes                  7,390              7,428
   Federal and state income taxes                 5,614              2,613
                                             ----------         ----------
                                                 81,859             65,283
                                             ----------         ----------
OPERATING INCOME                                 16,747             14,589

Allowance for other funds used during
   construction                                     133                411
Other income and expenses, net                      170                 65
                                             ----------         ----------
INCOME BEFORE INTEREST CHARGES                   17,050             15,065

Interest charges, including amortization of
   debt expense, premium and discount             7,279              7,267
Allowance for borrowed funds used during
   construction                                    (259)              (292)
                                             ----------         ----------
NET INCOME                                       10,030              8,090

Preferred dividend requirements, net                514                508
                                             ----------         ----------
NET INCOME APPLICABLE TO COMMON STOCK        $    9,516         $    7,582
                                             ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
   Primary                                   22,448,584         22,420,742
   Fully diluted                             23,856,480         23,839,404

EARNINGS PER SHARE
   Primary                                        $0.42              $0.34
   Fully diluted                                  $0.41              $0.33

CASH DIVIDENDS PAID PER SHARE                     $0.375             $0.365

The accompanying note is an integral part of the consolidated financial statements.


                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                  (In thousands)
                                        March 31, 1996     December 31, 1995
                                        --------------     -----------------
                   ASSETS
Utility plant
  Property, plant and equipment         $    1,323,519     $       1,319,815
  Accumulated depreciation                    (451,249)             (441,686)
                                        --------------     -----------------
                                               872,270               878,129
  Construction work-in-progress                 58,026                51,390
                                        --------------     -----------------
     Total utility plant, net                  930,296               929,519
                                        --------------     -----------------
Investments and other assets                     7,932                 8,097
                                        --------------     -----------------
Current assets
  Cash and cash equivalents                     20,264                20,621
  Accounts receivable, net                      14,320                17,075
  Unbilled revenues                              2,689                 3,098
  Fuel inventory, at average cost               10,339                 8,699
  Materials and supplies, at average cost       16,499                15,819
  Prepayments and other current assets           2,505                 2,501
                                        --------------     -----------------
     Total current assets                       66,616                67,813
                                        --------------     -----------------
Accumulated deferred federal and
  state income taxes                            64,634                66,458
Prepayments                                      8,461                 8,213
Regulatory assets and other
  deferred charges                             184,311               185,934
                                        --------------     -----------------
         TOTAL ASSETS                   $    1,262,250     $       1,266,034
                                        ==============     =================

The accompanying note is an integral part of the consolidated financial statements.

                          (Continued on next page)

                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Unaudited)


                                                  (In thousands,
                                               except share amounts)
                                        March 31, 1996      December 31, 1995
                                        --------------      -----------------

      CAPITALIZATION AND LIABILITIES
Common shareholders' equity
   Common stock, $2 par value,
   authorized 50,000,000 shares,
   issued 22,748,854 and 22,745,104
   shares at March 31,1996 and
   December 31, 1995, respectively      $      45,498       $          45,490
Premium on capital stock                      113,502                 113,444
Retained earnings                             225,789                 224,688
Treasury stock at cost, 308,405 and
   318,446 shares at March 31, 1996
   and December 31, 1995, respectively         (6,255)                 (6,459)
                                        -------------       -----------------
                                              378,534                 377,163
                                        -------------       -----------------
Preferred stock, cumulative, $100 par value
   Not subject to mandatory redemption         30,310                  30,519
   Deferred compensation related to
       preferred stock held by ESOP           (21,664)                (22,595)
                                        -------------       -----------------
                                                8,646                   7,924
  Subject to mandatory redemption               6,610                   6,610
                                        -------------       -----------------
                                               15,256                  14,534
                                        -------------       -----------------
Long-term debt, net                           385,831                 360,822
                                        -------------       -----------------
   Total capitalization                       779,621                 752,519
                                        -------------       -----------------

Current liabilities
  Short-term debt                              11,972                  23,062
  Accounts payable                             31,976                  51,087
  Customer deposits                            19,886                  19,725
  Taxes accrued                                11,882                   2,503
  Interest accrued                              3,279                   8,909
  Accumulated deferrefuel                       1,962                   3,651
  Other current liabilities                     1,766                   2,343
                                        -------------       -----------------
    Total current liabilities                  82,723                 111,280
                                        -------------       -----------------
Deferred credits
  Accumulated deferred federal and state
     income taxes                             268,098                 266,873
  Accumulated deferred investment tax
     credits                                   32,721                  33,173
   Regulatory liabilities and other
     deferred credits                          99,087                 102,189
                                        -------------       -----------------
     Total deferred credits                   399,906                 402,235
                                        -------------       -----------------
TOTAL CAPITALIZATION AND LIABILITIES    $   1,262,250       $       1,266,034
                                        =============       =================

The accompanying note is an integral part of the consolidated financial statements.


                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the three months ended March 31
                                 (Unaudited)


                                                           (In thousands)
                                                         1996         1995
                                                      ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $   10,030   $     8,090
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation and amortization                        11,131        10,568
     Allowance for funds used during construction           (392)         (703)
     Amortization of investment tax credits                 (452)         (454)
     Deferred income taxes                                 1,526           433
     Deferred fuel costs                                  (1,689)         (374)
     Gain on disposition of utility plant, net                (2)           (1)
  Changes in assets and liabilities
     Accounts receivable, net                              2,755           884
     Unbilled revenues                                       409            87
     Fuel inventory, materials and supplies               (2,320)       (1,156)
     Accounts payable                                    (19,111)      (16,684)
     Customer deposits                                       161            99
     Other deferred accounts                                (143)       (2,199)
     Taxes accrued                                         9,379         6,477
     Interest accrued                                     (5,630)       (5,490)
  Other, net                                              (1,011)          149
                                                      ----------    ----------
   Net cash provided by (used in) operating activities     4,641          (274)
                                                      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to utility plant                             (10,761)      (10,333)
  Allowance for funds used during construction               392           703
  Sale of utility plant                                      153           151
  Purchase of investments                                   (100)
  Sale of investments                                        271        12,632
                                                      ----------     ---------
   Net cash provided by (used in) investing activities   (10,045)        3,153
                                                      ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                   66            233
  Issuance of long-term debt                             25,000
  Retirement of long-term debt                                            (522)
  Increase (decrease) of short-term debt, net           (11,090)        18,392
  Dividends paid on common and preferred stock, net      (8,929)        (8,684)
                                                      ---------     ----------
   Net cash provided by financing activities              5,047          9,419
                                                      ---------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (357)        12,298
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         20,621          7,440
                                                      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  20,264      $  19,738
                                                      =========      =========
Supplementary cash flow information
  Interest paid (net of amount capitalized)           $  12,697      $   2,852
                                                      =========      =========
  Income taxes paid                                   $       0      $     500
                                                      =========      =========

The accompanying note is an integral part of the consolidated financial statements.

                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note A.  Contingencies

On March 31, 1996, the board of directors of Teche Electric Cooperative, Inc. (Teche) voted to extend the Purchase and Sale Agreement with the Company for an additional twelve months to allow for the Teche wholesale power contract with Cajun Electric Power Cooperative, Inc. (Cajun) to be resolved through Cajun's bankruptcy process. The Agreement calls for the purchase of all the assets of Teche by the Company for a purchase price, including the Company's assumption or other discharge of Teche's liabilities, of approximately $22.4 million. Consummation of the acquisition is subject to a number of conditions, including approval by the Louisiana Public Service Commission (LPSC), the Rural Utilities Service and other governmental agencies, successful resolution of Teche's wholesale power supply contract with Cajun and certain other conditions.

The LPSC elected in 1993 to review the earnings of all electric, gas, water and telecommunications utilities regulated by it to determine whether the returns on equity of these companies may be higher than returns that might be awarded in the current economic environment. The LPSC began its review of the Company in August 1995. Resolution of the earnings review, which is not subject to any statutory or procedural deadlines, is expected in late 1996. Although the Company's rates are among the lowest in the state, the Company cannot predict the outcome of the LPSC earnings review or the effect upon the Company's financial position, results of its operations or its cash flows at this time.

                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net income applicable to common stock totaled $9.5 million for the three-month period ended March 31, 1996, as compared to $7.6 million for the corresponding period in 1995. Net income per primary average common share was $0.42 for the three-month period ended March 31, 1996, as compared to $0.34 per share for the same period in 1995. The following principal factors contributed to these results:

Operating revenues for the three months ended March 31, 1996, increased $18.7 million, or 23.5%, as compared to the same period in 1995, primarily due to an increase in fuel cost recovery revenues and the effect of weather related increased kilowatt-hour sales on base revenues. For the first quarter 1996, fuel cost recovery revenues were $12.5 million, or 47.5%, higher than the first quarter 1995. The increase in fuel cost recovery revenues is related to higher natural gas prices in the first quarter 1996, as compared to prices in effect in the first quarter 1995, which resulted in higher generation costs and increased purchased power. Changes in fuel cost recovery revenues have historically had no effect on net income, as fuel costs are generally recovered through a fuel cost adjustment clause that enables the Company to pass on to customers substantially all changes in the cost of generating fuel and purchased power. The adjustments regulated by the LPSC (about 99% of the total fuel cost adjustment) are audited by the LPSC staff monthly and the remaining portion, regulated by the Federal Energy Regulatory Commission (FERC), is audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

Base revenues increased $6.2 million, or 11.7%, for the three months ended March 31, 1996, as compared to the corresponding period in 1995. Higher base revenues are attributable to an increase in kilowatt-hour sales to residential and commercial customers resulting from a colder than normal winter, and increased sales to industrial customers resulting primarily from increased usage by the Company's largest customer. For the quarter ended March 31, 1996, kilowatt-hour sales to regular customers increased 13.9%, over the same period in 1995. Residential kilowatt-hour sales increased 15.0%, commercial sales climbed 14.4%, and sales to industrial customers rose by 13.4%, compared with the first quarter 1995.

Operating expenses increased $16.6 million, or 25.4%, for the three-month period ended March 31, 1996, as compared to the three-month period ended March 31, 1995. The increase in operating expenses is primarily due to increased purchased power costs, maintenance expenses and federal and state income taxes. The Company purchases electric energy from neighboring utilities when the price of the energy purchased is less than the cost to the Company of generating such energy from its own facilities. During the first quarter 1996, 40% of the Company's energy requirements were met by purchasing power, compared to 13% during the first quarter 1995. The increase in purchased power resulted from the colder weather experienced during the first quarter 1996 and from scheduled outages of certain of the Company's generating units. Maintenance expenses in 1996 increased compared to 1995 as a result of costs associated with the 1996 scheduled maintenance of Dolet Hills Power Station Unit 1 and an increase in right-of-way reclearing expenses. Federal and state income taxes increased $3.0 million for the three-month period ended March 31, 1996, compared to the same period in 1995, primarily due to higher taxable income.


FINANCIAL CONDITION

Liquidity and Capital Resources

   At March 31, 1996 and 1995, the Company had $12.0 million and $47.4 million, respectively, of short-term debt outstanding in the form of commercial paper borrowings and bank loans. The Company has a $100 million revolving credit facility, which provides support for the issuance of commercial paper. Uncommitted lines of credit with banks totaling $20 million are also available to meet short-term working capital needs. Additionally, at March 31, 1996, an unregulated subsidiary of the Company had $18.6 million of cash and temporary cash investments in securities with original maturities of 90 days or less.

In early January 1996, the Company issued $25 million of medium-term notes at an average interest rate of 6.40%. Proceeds from the issuance was used to reduce short-term debt and for other general corporate purposes.

The Company participates in a program where up to $35 million of its receivables can be sold on an ongoing basis. The amount of receivables that may be sold at any time depends upon seasonal fluctuations in the amount of eligible receivables. As of March 31, 1996, the Company had sold $35 million of eligible receivables.

The Company has filed a shelf registration statement with the Securities and Exchange Commission (SEC) registering for later issuance $200 million aggregate principal amount of medium-term notes. The registration statement has not yet been declared effective by the SEC and the Company must receive authorization from the LPSC before any medium-term notes can be issued.


Regulatory Matters

On April 24, 1996, the Federal Energy Regulatory Commission (FERC) issued two related final rules and a Notice of Proposed Rulemaking (NOPR). The two final rules address the issues of open access and stranded costs and the sharing of information about the availability of transmission capacity. Portions of these new rules will go into effect 60 days after being published. The NOPR proposes to establish a new method for utilities to reserve capacity on their own and others' transmission lines.

Order No. 888, a final rule, requires open access transmission by all public utilities that own, operate or control transmission lines. Each such utility must file a non-discriminatory open access tariff that offers others the same transmission services utilities provide themselves, under comparable terms and conditions. Utilities must take transmission service for their own wholesale transactions under the terms and conditions of their tariff. The second part of this Order provides for the full recovery of stranded costs -- that is, costs that were prudently incurred to serve wholesale customers and that could go unrecovered if those customers were to use open access to move to another supplier. Stranded costs recoverable under the rule are those associated with wholesale requirements contracts signed before July 11, 1994. Recovery of stranded costs associated with contracts entered after that date must be specifically provided for in the contract. The FERC ruled that stranded costs should be recovered from a utility's departing customers. Order No. 888 also provides for recovery of stranded retail transmission costs, in certain cases, including circumstances in which retail customers become wholesale customers. The Order allows customers under existing wholesale contracts to seek FERC approval to modify their contracts on a case-by-case basis.

The Company has three wholesale customers, which represented 1.0 % of its sales to regular customers for the twelve months ended March 31, 1996. Management cannot predict what, if any, effects Order No. 888 may have on wholesale prices in the Company's service area.

Order No. 889, a final rule, requires public utilities to implement standards of conduct and an Open Access Same-time Information System (OASIS). The OASIS rule applies to any public utility that offers transmission services under an open access pro forma tariff. Under this Order, transmission providers are required to: (1) establish or participate in an OASIS that meets certain requirements and (2) comply with prescribed standards of conduct. This Order becomes effective 60 days after publication, but compliance is not required until November 1, 1996. The standards of conduct are designed to prevent employees of a public utility (or any of its affiliates) engaged in wholesale power marketing functions from obtaining preferential access to information regarding operation of the transmission system by, among other things, requiring that transmission availability be posted on OASIS, requiring the utility to schedule its own transactions using OASIS, and otherwise prohibiting unduly discriminatory business practices.

The NOPR proposes that each public utility would replace its open access pro forma tariff with a capacity reservation tariff (CRT) by December 31, 1997. Under the NOPR, utilities and all other power market participants would reserve firm rights to transfer power between designated receipt and delivery points.
In a April 24, 1996 news release, the FERC explained that the proposed reservation-based service appears to be more compatible with the open access requirement that market participants know how much transmission is available for electric power purchases and sales. The news release further states the reservation-based service may also better accommodate competitive changes occurring in the utility industry, including more flexible transmission pricing.

                                 PART II

                            OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The Annual Meeting of Shareholders of the Company was held on April 19, 1996 in Pineville, Louisiana.

   (b) Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees, and all nominees listed in the Proxy Statement were elected.

   (c) The following is a tabulation of the votes cast upon each of the proposals presented at the Annual Meeting of Shareholders of the Company on April 19, 1996:

       (1)  Election of Directors:

                                                                 Broker
       Class II Directors           For        Withheld         Non-Votes
       -------------------         ----       ----------       -----------
       Robert T. Ratcliff       20,056,532      144,879             0
       Edward M. Simmons        20,055,708      145,703             0
       Ernest L. Williamson     20,046,390      155,021             0


       (2) Approval of the appointment of Coopers & Lybrand L.L.P. as the Company's auditors for 1996:

                                                                 Broker
               For             Against          Abstain         Non-Votes
              -----           ---------        ---------       -----------

            20,008,180         86,286           106,945             0


Item 5.  OTHER INFORMATION

Cajun Electric Power Cooperative, Inc. (Cajun)

   Cajun, which provides power to Louisiana's electric distribution cooperatives, including Teche, is in bankruptcy. On March 8, 1996, the Company, along with another company, submitted a joint bid for Cajun's nonnuclear generation assets and wholesale contracts. In early April, the Company learned that its joint bid was not selected by the bankruptcy trustee as the lead proposal in the process to develop a reorganization plan for Cajun. Two plans of reorganization have been filed with the bankruptcy court. The plan filed with the bankruptcy court by the trustee includes a provision for the assignment of Teche's wholesale power supply contract to the Company or the substitution of a new wholesale power contract between Cajun and the Company. This provision is subject to a number of approvals, including confirmation of the trustee's reorganization plan by the bankruptcy court. The Company will continue to work with the bankruptcy trustee for the succesful resolution of Teche's wholesale power supply contract with Cajun prior to confirmation of a bankruptcy plan. The other reorganization plan filed with the bankruptcy court does not provide for the assignment of Teche's wholesale power supply agreement to the Company.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11 Computation of Net Income Per Common Share for the three months ended March 31, 1996 and March 31, 1995

               12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended March 31, 1996

               15 Awareness letter, dated May 14, 1996, from Coopers & Lybrand L.L.P. regarding review of the unaudited interim financial statements

               27    Financial Data Schedule

          (b)  Reports on Form 8-K

               During the three-month period ended March 31, 1996, the Company filed no Current Reports on Form 8-K.

                                SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CENTRAL LOUISIANA ELECTRIC COMPANY, INC.

                                               (Registrant)



                                    BY:  /s/ John L. Baltes, Jr.
                                        -------------------------
                                           John L. Baltes, Jr.
                                              Controller
                                        (Chief Accounting Officer)


Date: May 15, 1996