Form 10-Q
period 1996-06-30
CENTRAL LOUISIANA ELECTRIC CO INC
filed 1996-08-14
CIK 18672

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                 FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996     Commission file number 1-5663

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

                            Yes   X     No

     As of August 1, 1996 there were 22,441,812 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                               TABLE OF CONTENTS


                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

 Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .       1
           Report of Independent Accountants. . . . . . . . . . . .       2
           Consolidated Statements of Income. . . . . . . . . . . .       3
           Consolidated Balance Sheets. . . . . . . . . . . . . . .       5
           Consolidated Statements of Cash Flows. . . . . . . . . .       7
           Note to Consolidated Financial Statements. . . . . . . .       8
 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations
           Disclosure Regarding Forward-Looking Statements. . . . .       9
           Results of Operations. . . . . . . . . . . . . . . . . .       9
           Financial Condition. . . . . . . . . . . . . . . . . . .      11

PART II.  OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders . . .      13

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .      13

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .      13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

                                   PART I

                            FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

     The consolidated financial statements for Central Louisiana Electric Company, Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of the Company's business, the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

Coopers                                           certified public accountants
& Lybrand L.L.P.                                  a professional services firm


                      REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Central Louisiana Electric Company, Inc.:

We have made a review of the consolidated balance sheet of Central Louisiana Electric Company, Inc. as of June 30, 1996, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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


COOPERS & LYBRAND, L.L.P.
New Orleans, Louisiana
July 24, 1996


                  CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    For the three months ended June 30
                               (Unaudited)


                                            (In thousands, except share and
                                                   per share amounts)
                                                1996               1995
                                             ----------         ----------
OPERATING REVENUES                           $  112,867         $  100,599
                                             ----------         ----------

OPERATING EXPENSES
  Fuel used for electric generation              32,013             25,248
  Power purchased                                11,793              8,500
  Other operation                                17,080             15,310
  Maintenance                                     5,522              5,541
  Depreciation                                   10,502             10,168
  Taxes other than income taxes                   7,578              7,211
  Federal and state income taxes                  6,813              8,326
                                             ----------         ----------
                                                 91,301             80,304
                                             ----------         ----------
OPERATING INCOME                                 21,566             20,295

Allowance for other funds used during
  construction                                      171                487
Other income and expenses, net                      116                353
                                             ----------         ----------
INCOME BEFORE INTEREST CHARGES                   21,853             21,135

Interest charges, including amortization of
  debt expense, premium and discount              7,633              7,528
Allowance for borrowed funds used during
  construction                                     (323)              (395)
                                             ----------         ----------
NET INCOME                                       14,543             14,002

Preferred dividend requirements, net                517                512
                                             ----------         ----------
NET INCOME APPLICABLE TO COMMON STOCK        $   14,026         $   13,490
                                             ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
  Primary                                    22,452,321         22,430,706
  Fully diluted                              23,856,843         23,846,221

EARNINGS PER SHARE
  Primary                                         $0.63              $0.60
  Fully diluted                                   $0.61              $0.58

CASH DIVIDENDS PAID PER SHARE                     $0.385             $0.375

The accompanying note is an integral part of the consolidated financial statements.


                  CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    For the six months ended June 30
                               (Unaudited)


                                          (In thousands, except share and
                                                 per share amounts)
                                              1996               1995
                                           ----------         ----------
OPERATING REVENUES                         $  211,473         $  180,471
                                           ----------         ----------

OPERATING EXPENSES
  Fuel used for electric generation            53,975             47,895
  Power purchased                              28,932             12,844
  Other operation                              31,102             28,841
  Maintenance                                  10,427              9,937
  Depreciation                                 21,329             20,492
  Taxes other than income taxes                14,968             14,639
  Federal and state income taxes               12,427             10,939
                                           ----------         ----------
                                              173,160            145,587
                                           ----------         ----------
OPERATING INCOME                               38,313             34,884

Allowance for other funds used during
  construction                                    304                898
Other income and expenses, net                    286                418
                                           ----------         ----------
INCOME BEFORE INTEREST CHARGES                 38,903             36,200

Interest charges, including amortization of
  debt expense, premium and discount           14,912             14,795
Allowance for borrowed funds used during
  construction                                   (582)              (687)
                                           ----------         ----------
NET INCOME                                     24,573             22,092

Preferred dividend requirements, net            1,031              1,020
                                           ----------         ----------
NET INCOME APPLICABLE TO COMMON STOCK      $   23,542         $   21,072
                                           ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
  Primary                                  22,450,430         22,425,283
  Fully diluted                            23,856,668         23,842,418

EARNINGS PER SHARE
  Primary                                       $1.05              $0.94
  Fully diluted                                 $1.02              $0.91

CASH DIVIDENDS PAID PER SHARE                   $0.76              $0.74

The accompanying note is an integral part of the consolidated financial statements.


                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)


                                                        (In thousands)
                                           June 30, 1996      December 31, 1995
                                           -------------      -----------------
                   ASSETS
Utility plant
  Property, plant and equipment            $   1,333,436      $      1,319,815
  Accumulated depreciation                      (459,705)             (441,686)
                                           -------------      ----------------
                                                 873,731               878,129
  Construction work-in-progress                   62,190                51,390
                                           -------------      ----------------
     Total utility plant, net                    935,921               929,519
                                           -------------      ----------------
Investments and other assets                       8,780                 8,097
                                           -------------      ----------------
Current assets
  Cash and cash equivalents                       24,571                20,621
  Accounts receivable, net                        19,748                17,075
  Unbilled revenues                                6,079                 3,098
  Fuel inventory, at average cost                 10,959                 8,699
  Materials and supplies, at average cost         16,832                15,819
  Prepayments and other current assets             2,523                 2,501
                                           -------------      ----------------
     Total current assets                         80,712                67,813
                                           -------------      ----------------
Accumulated deferred federal and
  state income taxes                              67,322                66,458
Prepayments                                        8,489                 8,213
Regulatory assets and other deferred charges     162,445               185,934
                                           -------------      ----------------
     TOTAL ASSETS                          $   1,263,669      $      1,266,034
                                           =============      ================

The accompanying note is an integral part of the consolidated financial statements.

                        (Continued on next page)



                  CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                   CONSOLIDATED BALANCE SHEETS (Continued)
                             (Unaudited)


                                                       (In thousands,
                                                    except share amounts)
                                           June 30, 1996      December 31, 1995
                                           -------------      -----------------

      CAPITALIZATION AND LIABILITIES
Common shareholders' equity
  Common stock, $2 par value, authorized
  50,000,000 shares, issued 22,748,854
  and 22,745,104 shares at June 30,1996
  and December 31, 1995, respectively      $      45,498      $         45,490
  Premium on capital stock                       113,503               113,444
Retained earnings                                231,175               224,688
Treasury stock at cost, 307,042 and
   318,446 shares at June 30, 1996
   and December 31, 1995, respectively            (6,228)               (6,459)
                                           -------------      ----------------
                                                 383,948               377,163
                                           -------------      ----------------
Preferred stock, cumulative, $100 par value
  Not subject to mandatory redemption             30,280                30,519
  Deferred compensation related to
     preferred stock held by ESOP                (21,389)              (22,595)
                                           -------------      ----------------
                                                   8,891                 7,924
  Subject to mandatory redemption                  6,570                 6,610
                                           -------------      ----------------
                                                  15,461                14,534
                                           -------------      ----------------
Long-term debt, net                              370,841               360,822
                                           -------------      ----------------
  Total capitalization                           770,250               752,519
                                           -------------      ----------------
Current liabilities
  Short-term debt                                 14,975                23,062
  Long-term debt due within one year              15,000
  Accounts payable                                33,070                51,087
  Customer deposits                               19,872                19,725
  Taxes accrued                                   13,691                 2,503
  Interest accrued                                10,170                 8,909
  Accumulated deferred fuel                        1,915                 3,651
  Other current liabilities                        3,224                 2,343
                                           -------------      ----------------
    Total current liabilities                    111,917               111,280
                                           -------------      ----------------
Deferred credits
  Accumulated deferred federal and state
     income taxes                                269,248               266,873
  Accumulated deferred investment tax
     credits                                      32,269                33,173
  Regulatory liabilities and other
     deferred credits                             79,985               102,189
                                           -------------      ----------------
    Total deferred credits                       381,502               402,235
                                           -------------      ----------------
   TOTAL CAPITALIZATION AND LIABILITIES    $   1,263,669      $      1,266,034
                                           =============      ================

The accompanying note is an integral part of the consolidated financial statements.


                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the six months ended June 30
                                (Unaudited)


                                                           (In thousands)
                                                         1996           1995
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $   24,573     $  22,092
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation and amortization                        21,884        21,101
     Allowance for funds used during construction           (886)       (1,585)
     Amortization of investment tax credits                 (904)         (907)
     Deferred income taxes                                 1,901         1,555
     Deferred fuel costs                                  (1,736)       (1,574)
     Gain on disposition of utility plant, net                (2)           (1)
  Changes in assets and liabilities
     Accounts receivable, net                             (2,673)       (4,031)
     Unbilled revenues                                    (2,981)       (3,425)
     Fuel inventory, materials and supplies               (3,273)       (3,472)
     Accounts payable                                    (18,017)      (12,359)
     Customer deposits                                       147           215
     Other deferred accounts                                (497)       (3,298)
     Taxes accrued                                        11,188        10,531
     Interest accrued                                      1,261           544
  Other, net                                                 227          (952)
                                                      ----------    ----------
     Net cash provided by operating activities            30,212        24,434
                                                      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to utility plant                             (26,543)      (25,996)
  Allowance for funds used during construction               886         1,585
  Sale of utility plant                                      332           405
  Purchase of investments                                   (100)       (2,413)
  Sale of investments                                        311        12,632
                                                      ----------    ----------
     Net cash used in investing activities               (25,114)      (13,787)
                                                      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                    67           273
  Reacquisition of common stock                               (2)
  Issuance of long-term debt                              25,000        25,000
  Retirement of long-term debt                                            (676)
  Decrease in short-term debt, net                        (8,087)       (2,737)
  Redemption of preferred stock                              (40)          (40)
  Dividends paid on common and preferred stock, net      (18,086)      (17,603)
                                                      ----------    ----------
     Net cash provided by (used in) financing activities  (1,148)        4,217
                                                      ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  3,950        14,864
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          20,621         7,440
                                                      ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   24,571    $   22,304
                                                      ==========    ==========

Supplementary cash flow information
   Interest paid (net of amount capitalized)          $   13,328    $   13,195
                                                      ==========    ==========
   Income taxes paid                                  $    4,518    $    5,615
                                                      ==========    ==========

The accompanying note is an integral part of the consolidated financial statements.

                                     7

                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note A.  Contingencies

On March 31, 1996, the board of directors of Teche Electric Cooperative, Inc. (Teche) voted to extend the Purchase and Sale Agreement (Agreement) with the Company for an additional twelve months to allow for the Teche wholesale power contract with Cajun Electric Power Cooperative, Inc. (Cajun) to be resolved through Cajun's bankruptcy process. The Agreement calls for the purchase of all the assets of Teche by the Company for a purchase price, including the Company's assumption or other discharge of Teche's liabilities, of approximately $22.4 million. Consummation of the acquisition is subject to a number of conditions, including approval by the Louisiana Public Service Commission (LPSC), the Rural Utilities Service and other governmental agencies, successful resolution of Teche's wholesale power supply contract with Cajun and certain other conditions. Under the plan of reorganization filed with the bankruptcy court by the trustee in the Cajun bankruptcy, provision is made for assignment or substitution of Teche's supply contract to or with the Company. There is no such provision in the other competing reorganization plans filed with the bankruptcy court. The Company will seek assignment or substitution of the contract in whichever plan is ultimately adopted. See Item 5 in Part II of this Report for additional information on Cajun's bankruptcy proceeding.

The LPSC elected in 1993 to review the earnings of all electric, gas, water and telecommunications utilities regulated by it to determine whether the returns on equity of these companies may be higher than returns that might be awarded in the current economic environment. The LPSC began its review of the Company in August 1995. The Company has been negotiating with the LPSC staff in an effort to reach an agreement. Should an agreement not be reached before December 1996, evidentiary hearings will begin before an LPSC administrative law judge for adjudication. Resolution of the earnings review, which is not subject to any statutory or procedural deadlines, is expected in late 1996 or early 1997. During 1994, earnings reviews of two of the four major Louisiana electric utilities were completed and small rate decreases were ordered. The Company cannot predict the outcome of the LPSC earnings review or the effect upon the Company's financial position, results of its operations or its cash flows at this time.

                  CENTRAL LOUISIANA ELECTRIC COMPANY, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

   This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report, including, without limitation, the statements under "- Results of Operations," "- Financial Condition - Liquidity and Capital Resources," "-Financial Condition - Regulatory Matters" and Note A to the Consolidated Financial Statements located elsewhere in this Report regarding the Company's proposed Teche acquisition, LPSC earnings review and shelf registration statement, the effect of certain recent Federal Energy Regulatory Commission (FERC) regulations and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Such risks and uncertainties include, without limitation, the effects of competition, legislative and regulatory changes, fluctuations in the weather and changes in general economic and business conditions, as well as other factors discussed in this and the Company's other filings with the Securities and Exchange Commission (Cautionary Statements). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

   Net income applicable to common stock totaled $14.0 million and $23.5 million, respectively, for the three- and six-month periods ended June 30, 1996, as compared to $13.5 million and $21.1 million, respectively, for the corresponding periods in 1995. Net income perprimary average common share was $0.63 and $1.05, respectively, for the three- and six-month periods ended
June 30, 1996, as compared to $0.60 and $0.94, respectively, for the same periods in 1995. The following principal factors contributed to these results:

Operating revenues, for the three months ended June 30, 1996, increased $12.3 million over the same period in 1995, primarily due to an increase in fuel cost recovery revenues and increased kilowatt-hour sales to commercial and industrial customers. For the six months ended June 30, 1996, operating revenues increased $31.0 million over the corresponding period in 1995, primarily due to an increase in fuel cost recovery revenues and the effect of increased kilowatt-hour sales related to weather and customer growth. Second quarter 1996 fuel cost recovery revenues were $9.9 million, or 29.6%, higher than the second quarter of 1995, while such revenues for the six months ended June 30, 1996 were $22.3 million, or 37.5%, higher than the same period in 1995. This increase primarily is attributable to higher natural gas prices in effect during 1996, as compared to 1995, which resulted in higher generation costs and increased purchased power. Changes in fuel cost have historically had no effect on net income, as fuel costs are generally recovered through a fuel cost adjustment clause that enables the Company to pass on to customers substantially all changes in the cost of generating fuel and purchased power. These adjustments are audited monthly and regulated by the LPSC (about 99% of the total fuel cost adjustment) while the remaining portion, regulated by the FERC, is audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

Base revenues increased $2.4 million and $8.7 million, respectively, for the three- and six-month periods ended June 30, 1996, as compared to the corresponding periods in 1995. Higher base revenues for the three months ended June 30, 1996, result from an increase in kilowatt-hour sales to commercial and industrial customers, offset by a slight decrease in sales to residential customers. The increase in base revenues for the six months ended June 30, 1996 is attributable to an increase in kilowatt-hour sales to residential and commercial customers during a colder first quarter 1996, as compared to the first quarter 1995, and increased sales to industrial customers resulting primarily from increased usage by the Company's largest industrial customer. For the three- and six-month periods ended June 30, 1996, kilowatt-hour sales to regular customers increased 0.2%, and 6.1% respectively, over the same periods in 1995.

Operating expenses increased $11.0 million, or 13.7%, and $27.6 million, or 18.9%, respectively, for the three- and six-month periods ended June 30,1996, compared to the same periods in 1995. The increase in operating expenses for the three months ended June 30, 1996 is primarily due to increased fuel and purchased power costs, and other operation expenses; offset by a decrease in federal and state income taxes. For the six months ended June 30, 1996, operating expenses increased primarily due to increased fuel and purchased power costs, other operation expenses and federal and state income taxes. The increase in the cost of fuel used for electric generation is attributable primarily to the higher cost of natural gas in 1996, compared to the cost of natural gas in 1995. The Company purchases electric energy from neighboring utilities when the price of the energy purchased is less than the cost to the Company of generating such energy from its own facilities. For the quarter and six months ended June 30, 1996, 27% and 33%, respectively, of the Company's energy requirements were met with purchased power, compared to 22% and 18%, respectively, for the corresponding periods in 1995. The increase in purchased power resulted from the colder weather experienced during the first quarter of 1996 and from scheduled outages of certain of the Company's generating units. For the three- and six-months ended June 30, 1996, other operation expenses increased $1.8 million, or 11.6%, and $2.3 million, or 7.8%, respectively, compared to the same periods in 1995, primarily resulting from an increase in the employee incentive plan accrual, offset by a decrease, in 1996, in costs associated with the Company's co-op acquisition efforts. Federal and state income taxes decreased $1.5 million for the three months ended June 30, 1996, compared to the same period in 1995, primarily due to a reserve to income taxes taken in the second quarter of 1995 for possible assessments by the IRS relating to the audit of the Company's 1991 and 1992 tax returns. For the six months ended June 30, 1996, federal and state income taxes increased $1.5 million over the corresponding period in 1995 due to higher taxable income in 1996, offset by the second quarter 1995 charge to income taxes.

FINANCIAL CONDITION

Liquidity and Capital Resources

   At June 30, 1996 and 1995, the Company had $15.0 million and $26.2 million, respectively, of short-term debt outstanding in the form of commercial paper borrowings. The Company has a $100 million revolving credit facility which provides support for the issuance of commercial paper and working capital needs. Uncommitted lines of credit with banks totaling $20 million are also available to meet short-term working capital needs. Additionally, at June 30, 1996, an unregulated subsidiary of the Company had $18.9 million of cash and temporary cash investments in securities with original maturities of 90 days or less.

In early January 1996, the Company issued $25 million of medium-term notes at an average interest rate of 6.40%. Proceeds from the issuance were used to reduce short-term debt and for other general corporate purposes.

The Company participates in a program where up to $35 million of its receivables can be sold on an ongoing basis. The amount of receivables that may be sold at any time depends upon seasonal fluctuations in the amount of eligible receivables. As of June 30, 1996, the Company had sold $35 million of eligible receivables.

In July, the Company elected to redeem, effective August 15, 1996, $25 million aggregate principal amount of the $50 million aggregate principal amount outstanding of its Series Y, 9-5/8% First Mortgage Bonds, due July 15, 2021, at a redemption price of 107.22% of the principal amount redeemed, plus accrued interest to the redemption date. The Company expects to initially issue short-term debt to fund the redemption of the bonds.

The Company has filed a shelf registration statement with the Securities and Exchange Commission (SEC) registering for future issuance $200 million aggregate principal amount of medium-term notes. The issuance of such notes is subject to the registration statement being declared effective by the SEC after authorization of the LPSC is received. The Company expects these conditions to be satisfied in late 1996 or early 1997.

Regulatory Matters

On April 24, 1996, FERC issued two related final rules and a Notice of Proposed Rulemaking (NOPR). The two final rules address industry issues of open access and stranded costs and the sharing of information about the availability of transmission capacity. Portions of these new rules became effective on July 9, 1996. The NOPR proposes to establish a new method for utilities to reserve capacity on their own and others' transmission lines.

Order No. 888, a final rule, requires open access transmission by all public utilities that own, operate or control transmission lines. Each such utility must file a non-discriminatory open access tariff that offers others the same transmission services utilities provide themselves, under comparable terms and conditions. The Company filed its open access tariff and proposed rate schedule on July 8, 1996. Utilities must take transmission service for their own wholesale transactions under the terms and conditions of their tariff. The second part of this Order provides for the full recovery of stranded costs; that is, costs that were prudently incurred to serve wholesale customers and that could go unrecovered if those customers were to use open access to move to another supplier. Stranded costs recoverable under the rule are those associated with wholesale requirements contracts signed before July 11, 1994. Recovery of stranded costs associated with contracts entered after that date must be specifically provided for in the contract. The FERC ruled that stranded costs should be recovered from a utility's departing customers. Order No. 888 also provides for recovery of stranded retail transmission costs, in certain cases, including circumstances in which retail customers become wholesale customers. The Order allows customers under existing wholesale contracts to seek FERC approval to modify their contracts on a case-by-case basis.

The Company has three wholesale customers, which represented 1.0 % of its sales to regular customers for the twelve months ended June 30, 1996. Management cannot predict what, if any, effects Order No. 888 may have on wholesale prices in the Company's service area.

Order No. 889, a final rule, requires public utilities to implement standards of conduct and an Open Access Same-time Information System (OASIS) by
November 1, 1996. The OASIS rule applies to any public utility that offers transmission services under an open access pro forma tariff. Under this Order, transmission providers are required to: (1) establish or participate in an OASIS that meets certain requirements and (2) comply with prescribed standards of conduct. The standards of conduct are designed to prevent employees of a public utility (or any of its affiliates) engaged in wholesale power marketing functions from obtaining preferential access to information regarding operation of the transmission system by, among other things, requiring that transmission availability be posted on OASIS, requiring the utility to schedule its own transactions using OASIS, and otherwise prohibiting unduly discriminatory business practices.

The NOPR proposes that each public utility would replace its open access pro forma tariff with a capacity reservation tariff by December 31, 1997. Under the NOPR, transmission capacity would be allocated to utilities and all other power market participants under a system of firm rights to transfer power between designated receipt and delivery points. This proposal would include a transmission - owner's retail customer deliveries as well as the wholesale power transactions that are the subject of Orders 888 and 889.

                                  PART II

                             OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The information regarding matters voted upon by security holders at the Annual Meeting of Shareholders of the Company held on April 19, 1996, was previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

Item 5.  OTHER INFORMATION

Cajun Electric Power Cooperative, Inc. (Cajun)

   Cajun, which provides power to Louisiana's electric distribution cooperatives, including Teche, is in bankruptcy. On March 8, 1996, the Company, along with another company, submitted a joint bid for Cajun's nonnuclear generation assets and wholesale contracts. In early April, the Company learned that its joint bid was not selected by the bankruptcy trustee as the lead proposal in the process to develop a reorganization plan for Cajun. Subsequently, several plans of reorganization have been filed with the bankruptcy court including a plan sponsored by the trustee. The trustee's reorganization plan includes a provision for the assignment of Teche's wholesale power supply contract to the Company or the substitution of a new wholesale power contract between Cajun and the Company. This provision is subject to a number of approvals, including confirmation of the trustee's reorganization plan by the bankruptcy court. The Company will continue to work with the bankruptcy trustee for the successful resolution of Teche's wholesale power supply contract with Cajun prior to confirmation of a bankruptcy plan. The other reorganization plans filed with the bankruptcy court by competing parties in the bankruptcy process do not provide for the assignment of Teche's wholesale power supply agreement to the Company. The Company will work toward provision for such assignment in whichever competing plan is ultimately successful.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

               3 Amended and Restated Bylaws of the Company, as amended to July 19, 1996

              11 Computation of Net Income Per Common Share for the three and six months ended June 30, 1996 and June 30, 1995

              12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended June 30, 1996

              15 Awareness letter, dated August 9, 1996, from Coopers & Lybrand L.L.P. regarding review of the unaudited interim financial statements

              27  Financial Data Schedule

          (b) Reports on Form 8-K

              During the three-month period ended June 30, 1996, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURE




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                                              (Registrant)



                               BY:       /s/ John L. Baltes, Jr.
                                    ------------------------------
                                         John L. Baltes, Jr.
                                             Controller
                                      (Chief Accounting Officer)


Date: August 14, 1996