Form 10-Q
period 1996-09-30
CENTRAL LOUISIANA ELECTRIC CO INC
filed 1996-11-14
CIK 18672

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                 FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996 Commission file number 1-5663

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

                            Yes   X     No

     As of October 31, 1996 there were 22,450,312 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                               TABLE OF CONTENTS


                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

 Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .       1
           Report of Independent Accountants. . . . . . . . . . . .       2
           Consolidated Statements of Income. . . . . . . . . . . .       3
           Consolidated Balance Sheets. . . . . . . . . . . . . . .       5
           Consolidated Statements of Cash Flows. . . . . . . . . .       7
           Note to Consolidated Financial Statements. . . . . . . .       8
 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations
           Disclosure Regarding Forward-Looking Statements. . . . .      10
           Results of Operations. . . . . . . . . . . . . . . . . .      10
           Financial Condition. . . . . . . . . . . . . . . . . . .      12

PART II.  OTHER INFORMATION

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .      14

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .      14

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

                                   PART I

                            FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

     The consolidated financial statements for Central Louisiana Electric Company, Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of the Company's business, the results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

Coopers                                           certified public accountants
& Lybrand L.L.P.                                  a professional services firm


                      REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Central Louisiana Electric Company, Inc.:

We have made a review of the consolidated balance sheet of Central Louisiana Electric Company, Inc. as of September 30, 1996, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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


COOPERS & LYBRAND, L.L.P.
New Orleans, Louisiana
November 1, 1996


                  CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                  For the three months ended September 30
                               (Unaudited)


                                            (In thousands, except share and
                                                   per share amounts)
                                                1996               1995
                                             ----------         ----------
OPERATING REVENUES                           $  130,054         $  123,383
                                             ----------         ----------

OPERATING EXPENSES
  Fuel used for electric generation              40,310             38,547
  Power purchased                                12,443              4,755
  Other operation                                14,276             17,149
  Maintenance                                     5,837              6,223
  Depreciation                                   10,564             10,122
  Taxes other than income taxes                   8,117              7,751
  Federal and state income taxes                 11,317             11,392
                                             ----------         ----------
                                                102,864             95,939
                                             ----------         ----------
OPERATING INCOME                                 27,190             27,444

Allowance for other funds used during
  construction                                      637                278
Other income and expenses, net                      206               (169)
                                             ----------         ----------
INCOME BEFORE INTEREST CHARGES                   28,033             27,553

Interest charges, including amortization of
  debt expense, premium and discount              7,047              7,289
Allowance for borrowed funds used during
  construction                                       86               (807)
                                             ----------         ----------
NET INCOME                                       20,900             21,071

Preferred dividend requirements, net                521                515
                                             ----------         ----------
NET INCOME APPLICABLE TO COMMON STOCK        $   20,379         $   20,556
                                             ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
  Primary                                    22,452,482         22,433,451
  Fully diluted                              23,856,511         23,850,320

EARNINGS PER SHARE
  Primary                                         $0.91              $0.92
  Fully diluted                                   $0.87              $0.88

CASH DIVIDENDS PAID PER SHARE                     $0.385             $0.375

The accompanying note is an integral part of the consolidated financial statements.


                  CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                   For the nine months ended September 30
                               (Unaudited)


                                          (In thousands, except share and
                                                 per share amounts)
                                              1996               1995
                                           ----------         ----------
OPERATING REVENUES                         $  341,527         $  303,854
                                           ----------         ----------

OPERATING EXPENSES
  Fuel used for electric generation            94,285             86,442
  Power purchased                              41,375             17,599
  Other operation                              45,378             45,990
  Maintenance                                  16,264             16,160
  Depreciation                                 31,893             30,614
  Taxes other than income taxes                23,085             22,390
  Federal and state income taxes               23,744             22,331
                                           ----------         ----------
                                              276,024            241,526
                                           ----------         ----------
OPERATING INCOME                               65,503             62,328

Allowance for other funds used during
  construction                                    941              1,176
Other income and expenses, net                    492                249
                                           ----------         ----------
INCOME BEFORE INTEREST CHARGES                 66,936             63,753

Interest charges, including amortization of
  debt expense, premium and discount           21,959             22,084
Allowance for borrowed funds used during
  construction                                   (496)            (1,494)
                                           ----------         ----------
NET INCOME                                     45,473             43,163

Preferred dividend requirements, net            1,552              1,535
                                           ----------         ----------
NET INCOME APPLICABLE TO COMMON STOCK      $   43,921         $   41,628
                                           ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
  Primary                                  22,450,781         22,431,216
  Fully diluted                            23,856,339         23,850,043

EARNINGS PER SHARE
  Primary                                       $1.96              $1.86
  Fully diluted                                 $1.89              $1.79

CASH DIVIDENDS PAID PER SHARE                   $1.145             $1.115

The accompanying note is an integral part of the consolidated financial statements.


                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)


                                                        (In thousands)
                                      September 30, 1996      December 31, 1995
                                      ------------------      -----------------
                   ASSETS
Utility plant
  Property, plant and equipment            $   1,350,455      $      1,319,815
  Accumulated depreciation                      (467,383)             (441,686)
                                           -------------      ----------------
                                                 883,072               878,129
  Construction work-in-progress                   61,917                51,390
                                           -------------      ----------------
     Total utility plant, net                    944,989               929,519
                                           -------------      ----------------
Investments and other assets                       8,739                 8,097
                                           -------------      ----------------
Current assets
  Cash and cash equivalents                       22,405                20,621
  Accounts receivable, net                        23,036                17,075
  Unbilled revenues                                4,714                 3,098
  Fuel inventory, at average cost                  9,116                 8,699
  Materials and supplies, at average cost         16,876                15,819
  Prepayments and other current assets             2,811                 2,501
                                           -------------      ----------------
     Total current assets                         78,958                67,813
                                           -------------      ----------------
Accumulated deferred federal and
  state income taxes                              70,369                66,458
Prepayments                                        8,503                 8,213
Regulatory assets and other deferred charges     163,722               185,934
                                           -------------      ----------------
     TOTAL ASSETS                          $   1,275,280      $      1,266,034
                                           =============      ================

The accompanying note is an integral part of the consolidated financial statements.

                            (Continued on next page)



                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (Unaudited)


                                                       (In thousands,
                                                    except share amounts)
                                      September 30, 1996      December 31, 1995
                                      ------------------      -----------------

      CAPITALIZATION AND LIABILITIES
Common shareholders' equity
  Common stock, $2 par value, authorized
  50,000,000 shares, issued 22,748,854
  and 22,745,104 shares at September 30,
  1996 and December 31, 1995, respectively  $     45,498      $         45,490
  Premium on capital stock                       113,503               113,444
Retained earnings                                242,914               224,688
Treasury stock at cost, 307,042 and
   318,446 shares at September 30, 1996
   and December 31, 1995, respectively            (6,228)               (6,459)
                                           -------------      ----------------
                                                 395,687               377,163
                                           -------------      ----------------
Preferred stock, cumulative, $100 par value
  Not subject to mandatory redemption             30,280                30,519
  Deferred compensation related to
     preferred stock held by ESOP                (21,033)              (22,595)
                                           -------------      ----------------
                                                   9,247                 7,924
  Subject to mandatory redemption                  6,570                 6,610
                                           -------------      ----------------
                                                  15,817                14,534
                                           -------------      ----------------
Long-term debt, net                              345,850               360,822
                                           -------------      ----------------
  Total capitalization                           757,354               752,519
                                           -------------      ----------------
Current liabilities
  Short-term debt                                 31,497                23,062
  Long-term debt due within one year              15,000
  Accounts payable                                29,742                51,087
  Customer deposits                               19,823                19,725
  Taxes accrued                                   27,838                 2,503
  Interest accrued                                 2,773                 8,909
  Accumulated deferred fuel                        4,579                 3,651
  Other current liabilities                        2,516                 2,343
                                           -------------      ----------------
    Total current liabilities                    133,768               111,280
                                           -------------      ----------------
Deferred credits
  Accumulated deferred federal and state
     income taxes                                270,418               266,873
  Accumulated deferred investment tax
     credits                                      31,816                33,173
  Regulatory liabilities and other
     deferred credits                             81,924               102,189
                                           -------------      ----------------
    Total deferred credits                       384,158               402,235
                                           -------------      ----------------
   TOTAL CAPITALIZATION AND LIABILITIES    $   1,275,280      $      1,266,034
                                           =============      ================

The accompanying note is an integral part of the consolidated financial statements.


                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30
                                (Unaudited)


                                                           (In thousands)
                                                         1996           1995
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $   45,473     $  43,163
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation and amortization                        32,722        31,533
     Allowance for funds used during construction         (1,437)       (2,670)
     Amortization of investment tax credits               (1,357)       (1,361)
     Deferred income taxes                                 1,500         1,613
     Deferred fuel costs                                     928          (954)
     (Gain) loss on disposition of utility plant, net          1           (20)
  Changes in assets and liabilities
     Accounts receivable, net                             (5,961)       (9,722)
     Unbilled revenues                                    (1,616)       (4,313)
     Fuel inventory, materials and supplies               (1,474)         (263)
     Accounts payable                                    (21,345)      (15,087)
     Customer deposits                                        98           177
     Other deferred accounts                                (244)       (3,833)
     Taxes accrued                                        25,335        18,822
     Interest accrued                                     (6,136)       (5,683)
  Other, net                                              (1,792)          515
                                                      ----------    ----------
     Net cash provided by operating activities            64,695        51,917
                                                      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to utility plant                             (46,227)      (40,807)
  Allowance for funds used during construction             1,437         2,670
  Sale of utility plant                                      420           515
  Purchase of investments                                   (200)       (2,413)
  Sale of investments                                        445        12,632
                                                      ----------    ----------
     Net cash used in investing activities               (44,125)      (27,403)
                                                      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                    67           333
  Reacquisition of common stock                               (2)
  Issuance of long-term debt                              25,000        25,000
  Retirement of long-term debt                           (25,000)      (15,481)
  Increase in short-term debt, net                         8,435         3,273
  Redemption of preferred stock                              (40)          (40)
  Dividends paid on common and preferred stock, net      (27,246)      (26,527)
                                                      ----------    ----------
     Net cash used in financing activities               (18,786)      (13,442)
                                                      ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  1,784        11,072
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          20,621         7,440
                                                      ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   22,405    $   18,512
                                                      ==========    ==========

Supplementary cash flow information
   Interest paid (net of amount capitalized)          $   27,339    $   26,387
                                                      ==========    ==========
   Income taxes paid                                  $    7,817    $   14,540
                                                      ==========    ==========

The accompanying note is an integral part of the consolidated financial statements.

                                     7

                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                  NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note A.  Contingencies

Teche Electric Cooperative, Inc.

On March 31, 1996, the board of directors of Teche Electric Cooperative, Inc. (Teche) voted to extend the Purchase and Sale Agreement (Agreement) with the Company for an additional twelve months to allow for the Teche wholesale power contract with Cajun Electric Power Cooperative, Inc. (Cajun) to be resolved through Cajun's bankruptcy process. The Agreement calls for the purchase of all the assets of Teche by the Company for a purchase price, including the Company's assumption or other discharge of Teche's liabilities, of approximately $22.4 million. Consummation of the acquisition is subject to a number of conditions, including approval by the Louisiana Public Service Commission (LPSC), the Rural Utilities Service and other governmental agencies, successful resolution of Teche's wholesale power supply contract with Cajun and certain other conditions. Each plan of reorganization filed with the bankruptcy court in the Cajun bankruptcy includes a provision for the assignment or substitution of Teche's supply contract to or with the Company. This provision is subject to a number of approvals, including confirmation by the bankruptcy court. See Item 5 in Part II of this Report for additional information on Cajun's bankruptcy proceeding.


LPSC Earnings Review

The LPSC elected in 1993 to review the earnings of all electric, gas, water and telecommunications utilities regulated by it to determine whether the returns on equity of these companies may be higher than returns that might be awarded in the current economic environment. During 1994, earnings reviews of two of the four major Louisiana electric utilities were completed and small rate decreases were ordered. The LPSC began its review of the Company in August 1995.

In October 1996, the LPSC approved a settlement of the Company's earnings review, providing for lower electricity rates to the Company's customers. The first rate decrease was effective November 1, 1996, with a second decrease scheduled for January 1, 1998.

On November 1, 1996, the Company's annual base rate tariff for electric service was reduced by $3 million. In January 1998, the Company's annual base rate tariff for electric service will be reduced an additional $2 million. The terms of this settlement will be effective for a five-year period.

During the five-year period which began November 1, 1996, a rate stabilization plan will be in place. This plan will allow the Company to retain all earnings equating to a return on equity up to and including 12.25% on its regulated utility operations. Any earnings over 12.25%, up to and including 13%, will be shared equally between the Company and its customers, which effectively provides the Company with the opportunity to realize a rate of return of up to 12.625%. Any earnings above this level would be refunded fully to customers.

During the five-year period, the Company's revenues and return on equity will be reviewed each year by the LPSC, beginning in 1997 through the year 2001. If the Company is found to be achieving a return on equity in any given year which requires a refund to customers, the refund will be made in the form of billing credits during the months of July, August and September following the evaluation period.

During the five-year period, the Company will have the right to apply for a rate increase if a significant event affecting its earnings would justify it, such as regulatory or economic changes, major hurricane damage or other unforeseen circumstances. During the period, the Company will also be able to propose for LPSC consideration any revenue-neutral rate design changes it feels appropriate, such as revenue redistribution among customer classes which may be warranted. Also, during the period, the commission may amend or modify any of the settlement's terms should it determine changes are warranted by the public interest.

Based on the earnings review's test year, which was the twelve months ending March 31, 1995, the $3 million reduction on November 1, 1996, is equivalent to a decrease in annual base revenues of about 1.2%, and the $2 million reduction scheduled for January 1, 1998, will reduce annual base revenues by approximately 0.8%, for a total reduction in annual base revenues of approximately 2% over the 14-month period.

                     CENTRAL LOUISIANA ELECTRIC COMPANY, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

   This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report, including, without limitation, the statements under "- Results of Operations," "-Financial Condition - Liquidity and Capital Resources," "-Financial Condition - Regulatory Matters" and Note A to the Consolidated Financial Statements located elsewhere in this Report regarding the Company's proposed Teche acquisition, the LPSC settlement, the Company's shelf registration statement, the effect of certain recent Federal Energy Regulatory Commission (FERC) regulations and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Such risks and uncertainties include, without limitation, the effects of competition in the power industry, legislative and regulatory changes affecting electric utilities, fluctuations in the weather and changes in general economic and business conditions, as well as other factors discussed in this and the Company's other filings with the Securities and Exchange Commission (Cautionary Statements). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

   Net income applicable to common stock totaled $20.4 million and $43.9 million, respectively, for the three- and nine-month periods ended
September 30, 1996, as compared to $20.6 million and $41.6 million, respectively, for the corresponding periods in 1995. Net income per primary average common share was $0.91 and $1.96, respectively, for the three- and nine-month periods ended September 30, 1996, as compared to $0.92 and $1.86, respectively, for the same periods in 1995. The following principal factors contributed to these results:

Operating revenues for the three months ended September 30, 1996 increased $6.7 million over the same period in 1995, primarily due to an increase in fuel cost recovery revenues, partially offset by the effect on base revenues of decreased kilowatt-hour sales to residential customers resulting from cooler summer weather in 1996. For the nine months ended September 30, 1996, operating revenues increased $37.6 million over the corresponding period in 1995, primarily due to an increase in fuel cost recovery revenues and the effect of increased kilowatt-hour sales related to customer growth. Third quarter 1996 fuel cost recovery revenues were $9.3 million, or 21.8%, higher than the third quarter of 1995, while such revenues for the nine months ended September 30, 1996 were $31.6 million, or 30.9%, higher than the same period in 1995. These increases are primarily attributable to higher natural gas prices in effect during 1996, as compared to 1995, which resulted in higher generation costs and increased purchased power. Changes in fuel cost have historically had no effect on net income, as fuel costs are generally recovered through a fuel cost adjustment clause that enables the Company to pass on to customers substantially all changes in the cost of generating fuel and purchased power. These adjustments are audited monthly and regulated by the LPSC (about 99% of the total fuel cost adjustment) while the remaining portion, regulated by the FERC, is audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

Base revenues decreased $2.6 million for the three months ended September 30, 1996, as compared to the corresponding period in 1995. The decrease in base revenues is attributtable to a decline in kilowatt-hour sales to residential customers resulting from cooler summer weather in 1996. For the nine months ended September 30, 1996 base revenues increased $6.0 million as compared to the same period in 1995. The increase in base revenues result from an increase in sales to commercial and industrial customers, primarily attributable to increased usage by the Company's largest industrial customer. For the three months ended September 30, 1996, kilowatt-hour sales to regular customers decreased 2.8% compared to the same period in 1995 due to cooler summer weather. For the nine months ended September 30, 1996, kilowatt-hour sales to regular customers increased 2.6% over the corresponding period in 1995 due to a colder winter in the first quarter of 1996, offset partially by milder temperatures in the third quarter of this year.

Operating expenses increased $6.9 million, or 7.2%, and $34.5 million, or 14.3%, respectively, for the three- and nine-month periods ended September 30, 1996 compared to the same periods in 1995. The increase in operating expenses for the three and nine months ended September 30, 1996 is primarily due to increased fuel and purchased power costs, depreciation expense and taxes other than income taxes. For the three months ended September 30, 1996, these same expenses were offset by a decrease in other operation and maintenance expenses; but for the nine months ended September 30, 1996, an increase in federal and state income taxes also contributed to the overall increase in operation expenses. The increase in the cost of fuel used for electric generation is attributable primarily to the higher cost of natural gas in 1996, compared to the cost of natural gas in 1995. The Company purchases electric energy from neighboring utilities when the price of the energy purchased is less than the cost to the Company of generating such energy from its own facilities. For the quarter and nine months ended September 30, 1996, 25% and 30%, respectively, of the Company's energy requirements were met with purchased power, compared to 9% and 15%, respectively, for the corresponding periods in 1995. The increase in purchased power resulted from the colder weather experienced during the first quarter of 1996, from scheduled outages of certain of the Company's generating units and from economy energy purchases. For the three months ended
September 30, 1996, other operation expenses decreased $2.9 million compared to the same period in 1995, primarily due to a decline in co-op acquisition costs incurred by the Company in 1996, and a lower employee incentive plan expense in the third quarter of 1996 as compared to the employee incentive plan expense in the third quarter of 1995. Although other operation expenses remained relatively constant for the nine months ended September 30, 1996 compared to the same period in 1995, other operation expenses decreased as a result of lower co-op acquistion costs partially offset by an increase in consulting services related to the future implication of FERC Orders Nos. 888 and 889
(See "Financial Conditions - Regulatory Matters"). The $0.4 million decrease in maintenance expenses for the three months ended September 30, 1996 compared to the same period in 1995 resulted from an increased effort by the Company in 1995 relating to right-of-way reclearing activities. The increase in taxes other than income taxes of $0.4 million and $0.7 million, respectively, for the three and nine months ended September 30, 1996 over the corresponding periods in 1995, was from higher municipal franchise fees associated with the increase in revenues and the result of higher ad valorem taxes associated with property additions. For the three and nine months ended September 30, 1996, depreciation expense increased over the corresponding periods in 1995 as a result of property additions. Federal and state income taxes increased $1.4 million for the nine months ended September 30, 1996 over the same period in 1995 as the result of higher taxable income in 1996.

Settlement of LPSC Earnings Review

   In October 1996, the LPSC approved a settlement of the Company's earnings review. The settlement reduces the Company's annual base rate tariff for electric service by $3 million as of November 1, 1996 and by an additional
$2 million on January 1, 1998. The terms of this settlement will be effective for a five-year period. See Note A to the consolidated financial statements in
Part I of this Report for additional information on the settlement.

FINANCIAL CONDITION

Liquidity and Capital Resources

   At September 30, 1996 and 1995, the Company had $31.5 million and
$32.3 million, respectively, of short-term debt outstanding in the form of commercial paper borrowings and bank loans. The Company has a $100 million revolving credit facility which provides support for the issuance of commercial paper and working capital needs. Uncommitted lines of credit with banks totaling $20 million are also available to meet short-term working capital needs. Additionally, at September 30, 1996, an unregulated subsidiary of the Company had $19.0 million of cash and temporary cash investments in securities with original maturities of 90 days or less.

The Company participates in a program where up to $35 million of its receivables can be sold on an ongoing basis. The amount of receivables that may be sold at any time depends upon seasonal fluctuations in the amount of eligible receivables. As of September 30, 1996, the Company had sold
$35 million of eligible receivables. The Financial Accounting Standards Board recently released Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125). The Company is currently evaluating the effects, if any, SFAS No. 125 may have on the Company's accounting for sales of its receivables and whether or not to discontinue participation in this program.


On August 15, 1996, the Company redeemed $25 million aggregate principal amount of the $50 million aggregate principal amount outstanding of its Series Y, 9-5/8% First Mortgage Bonds, due July 15, 2021, at a redemption price of 107.22% of the principal amount redeemed, plus accrued interest to the redemption date. The Company issued short-term debt to fund the redemption of the bonds.

The Company has filed a shelf registration statement with the Securities and Exchange Commission (SEC) registering for future issuance $200 million aggregate principal amount of medium-term notes. The LPSC has authorized the issuance of the medium-term notes. The issuance of the notes is subject to the SEC's declaring the registration statement effective, which the Company expects to request prior to December 31, 1996.


Regulatory Matters

On April 24, 1996, the FERC issued two related final rules and a Notice of Proposed Rulemaking (NOPR) to advance the transition to a fully-competitive wholesale electric power market. The two final rules address industry issues of open access transmission and recovery of stranded costs and the functional unbundling of transmission operations from wholesale electricity marketing. Portions of these new rules became effective on July 9, 1996. The NOPR proposes to establish a new method for utilities to reserve capacity on their own and others' transmission lines.

Order No. 888, a final rule, requires open access transmission by all public utilities that own, operate or control transmission lines. Each such utility was required to have on file, by July 9, 1996, a non-discriminatory open access tariff that offers other utilities the same transmission services such utilities provide themselves, under comparable terms and conditions. The Company filed its open access tariff and proposed rate schedule with the FERC on July 8, 1996. The FERC accepted the Company's tariff and allowed its proposed rates to go into effect, subject to refund, on July 9, but has set all rates for hearing under its standard review procedures. Utilities must take transmission service for their own wholesale transactions under the terms and conditions of their open access tariffs as of July 9 for any new transactions, and as of January 1, 1997, for all short-term inter-utility transactions under bilateral contracts entered into prior to July 9, 1996. The second part of Order No. 888 provides for the full recovery from a utility's departing customers of wholesale stranded costs to the extent such costs were prudently incurred to serve wholesale customers and could go unrecovered if those customers use open access transmission service to move to another supplier.
The Order also allows customers under existing wholesale contracts to seek FERC approval to modify their contracts on a case-by-case basis.

The Company has three wholesale customers, which represented 1.0% of its sales to regular customers for the twelve months ended September 30, 1996. Management cannot predict what, if any, effects Order No. 888 may have on wholesale prices in the Company's service area.

Order No. 889, a final rule, required public utilities to implement standards of conduct and an Open Access Same-time Information System (OASIS) by
November 1, 1996. On September 20, 1996, the FERC amended this order to delay its implementation until January 3, 1997. The OASIS rule applies to any public utility that offers transmission services under an open access tariff. Under this Order, transmission providers are required to: (1) establish or participate in an OASIS that meets certain requirements and (2) comply with prescribed standards of conduct which will prevent employees of a public utility (or any of its affiliates) engaged in wholesale power marketing functions from obtaining preferential access to information regarding operation and use of the transmission system.

                                     PART II

                                OTHER INFORMATION

Item 5.  OTHER INFORMATION

New Director

During the third quarter, the board of directors of the Company elected William
H. Walker, Jr. of New Orleans, Louisiana as a Class II director of the Company for a three-year term ending at the Company's 1999 annual meeting of shareholders. Mr. Walker is president of Howard, Weil, Labouisse, Friedrichs Inc., an investment banking firm headquartered in New Orleans, Louisiana.
Mr. Walker joined Howard, Weil, Labouisse, Friedrichs Inc. in 1976 and was named president in 1990.

Cajun Electric Power Cooperative, Inc. (Cajun)

   Cajun, which provides power to Louisiana's electric distribution cooperatives, including Teche, is in bankruptcy. On March 8, 1996, the Company, along with another company, submitted a joint bid for Cajun's nonnuclear generation assets and wholesale contracts. In early April, the Company learned that its joint bid was not selected by the bankruptcy trustee as the lead proposal in the process to develop a reorganization plan for Cajun. Subsequently, several plans of reorganization were filed with the bankruptcy court, including a plan sponsored by the trustee. Each of the alternative plans currently proposed for confirmation includes a provision for the assignment of Teche's wholesale power supply contract to the Company or the substitution of a new wholesale power contract between Cajun and the Company. This provision is subject to a number of approvals, including confirmation by the bankruptcy court. The Company will continue to work with the bankruptcy trustee for the successful resolution of Teche's wholesale power supply contract with Cajun prior to confirmation of a bankruptcy plan.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
              11 Computation of Net Income Per Common Share for the three and nine months ended September 30, 1996 and September 30, 1995

              12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended September 30, 1996

              15 Awareness letter, dated November 13, 1996, from Coopers & Lybrand L.L.P. regarding review of the unaudited interim financial statements

              27   Financial Data Schedule

          (b) Reports on Form 8-K

              During the three-month period ended September 30, 1996, the Company filed no Current Reports on Form 8-K.

                                    SIGNATURE




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                                               (Registrant)



                               BY:         /s/ John L. Baltes, Jr.
                                     -------------------------------------

                                               John L. Baltes, Jr.
                                                   Controller
                                          (Chief Accounting Officer)


Date: November 14, 1996