Form 10-K
period 1996-12-31
CENTRAL LOUISIANA ELECTRIC CO INC
filed 1997-03-27
CIK 18672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996      Commission file number 1-5663

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b)OF THE ACT:

                                            NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                    ON WHICH REGISTERED
      -------------------                    ---------------------
 Common Stock, $2.00 Par Value               New York Stock Exchange
                                             Pacific Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT:

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
                                              ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

  As of February 25, 1997, the aggregate value of the Registrant's voting stock held by non-affiliates was $597,051,868. The Registrant's Cumulative Preferred Stock is not listed on any exchange, nor are prices for the Cumulative Preferred Stock quoted on NASDAQ; therefore, its market value is not readily determinable and is not included in the foregoing amount.

  As of March 14, 1997, there were 22,458,556 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 (1996 Annual Report to Shareholders), furnished to the Securities and Exchange Commission pursuant to Rule 14a - 3(b) under the Securities Exchange Act of 1934, are filed as Exhibit 13 to this report and incorporated by reference into Part II herein. Portions of the Registrant's definitive Proxy Statement dated March 12, 1997, for the Annual Meeting of Shareholders to be held on April 25, 1997, are incorporated by reference into
Part III herein.

                               TABLE OF CONTENTS
                               -----------------

                                                                                                   Page
                                                                                                   ----
Disclosure Regarding Forward-Looking Statements..................................................     1

PART I

Item  1.   Business
           General...............................................................................     3
           Electric Operations...................................................................     3
           Regulatory and Environmental Matters..................................................     8
Item  2.   Properties............................................................................    15
Item  3.   Legal Proceedings.....................................................................    16
Item  4.   Submission of Matters to a Vote
                  of Security Holders............................................................    16

           Executive Officers of the Registrant..................................................    17

PART II

Item  5.   Market for Registrant's Common Equity
                  and Related Stockholder Matters................................................    19
Item  6.   Selected Financial Data...............................................................    19
Item  7.   Management's Discussion and Analysis of
           Financial Condition and Results of
                  Operations.....................................................................    20
Item  8.   Financial Statements and
                  Supplementary Data.............................................................    20
Item  9.   Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure...........................................................    20

PART III

Item 10.   Directors and Executive Officers
                  of the Registrant..............................................................    21
Item 11.   Executive Compensation................................................................    21
Item 12.   Security Ownership of Certain Beneficial
                  Owners and Management..........................................................    21
Item 13.   Certain Relationships and Related
                  Transactions...................................................................    21

PART IV

Item 14.   Exhibits, Financial Statement
                  Schedule, and Reports on Form 8-K..............................................    22


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including, without limitation, the statements under "Business -- Electric Operations -- Sales," "-- Regulatory and Environmental Matters -- Industry Developments/Customer Choice," "-- Regulatory and Environmental Matters -- Environmental Quality," "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Industry Developments/Customer Choice," "--Results of Operations," "-- Financial Condition -- Liquidity and Capital Resources," "-- Financial Condition -- Regulatory Matters" and Note K to the Consolidated Financial Statements contain forward-looking statements. Located elsewhere in this report are forward-looking statements regarding sales growth, capital expenditures, the Company's proposed Teche acquisition, the settlement of the Company's earnings review approved by the Louisiana Public Service Commission (LPSC) in October 1996, the Company's shelf registration statement, the effect of certain recent Federal Energy Regulatory Commission (FERC) regulations, future legislative and regulatory changes affecting electric utilities and other matters. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

         Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; unanticipated changes to fuel costs, gas supply costs, or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

         Increased competition in the electric power market including effects of: industry restructuring; transmission system operation or administration; retail wheeling; or cogeneration;

         Regulatory factors such as unanticipated changes in rate-setting policies or procedures; recovery of investments made under traditional regulation; and the frequency and timing of rate increases;

         Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the FERC, the LPSC or similar entities with regulatory oversight;

         Economic conditions including inflation rates and monetary fluctuations;

         Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rate and warranty risks;

         Availability or cost of capital, resulting from changes in: the Company, interest rates, and securities ratings or market perceptions of the electric utility industry and energy-related industries;

         Employee workforce factors including changes in key executives;

         Legal and regulatory delays and other obstacles associated with mergers, acquisitions, or investments in joint ventures;

         Cost and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and

         Changes in federal, state or local legislature requirements such as changes in tax laws or rates, or environmental laws and regulations.

     The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

                                     PART I

ITEM 1.  BUSINESS
                                    GENERAL

     Central Louisiana Electric Company, Inc. (the Company) was incorporated in 1934 under the laws of the State of Louisiana and is engaged principally in the generation, transmission, distribution and sale of electric energy to approximately 225,000 customers in 63 communities and contiguous rural areas in a 14,000 square-mile region in the State of Louisiana. At December 31, 1996, the Company employed 1,215 persons. The Company's mailing address is P. O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.

                             ELECTRIC OPERATIONS

CERTAIN FACTORS AFFECTING THE COMPANY'S ELECTRIC OPERATIONS

     As an electric utility, the Company has been affected, to varying degrees, by a number of factors affecting the electric utility industry in general. These factors include increasingly competitive business conditions, the cost of compliance with environmental regulations and changes in the federal regulation of the generation and transmission of electricity. For a discussion of various regulatory changes and competitive forces affecting the Company and other electric utilities, see "Regulatory and Environmental Matters -- Industry Developments/Customer Choice" below.

POWER GENERATION

     The Company operates and either owns or has an ownership interest in four steam electric generating stations and a gas turbine. The Company is the sole owner of Coughlin Power Station, Teche Power Station and Rodemacher Power Station Unit 1. The Company owns a 50% interest in Dolet Hills Power Station Unit 1 (Dolet Hills Unit 1), and a 30% interest in Rodemacher Power Station Unit 2 (Rodemacher Unit 2). At December 31, 1996, the Company's aggregate electric generating capacity was 1,693,000 kilowatts (excluding the Company's 20,000 kilowatts of firm purchases from the Sabine River Authority). The following table sets forth certain information with respect to the Company's generating facilities.

                                                          YEAR              CAPACITY             TYPE OF
                                                           OF                   AT                 FUEL
                                    GENERATING           INITIAL             12/31/96             USED FOR
    GENERATING STATION                  UNIT #          OPERATION           (KILOWATTS)          GENERATION (1)
--------------------------          -----------         ---------           -----------          --------------

Franklin Gas Turbine                                      1973                 7,000              gas
Coughlin Power Station                 6                  1961               110,000              gas/oil(standby)
                                       7                  1966               224,000              gas/oil(standby)
Teche Power Station                    1                  1953                23,000              gas
                                       2                  1956                48,000              gas
                                       3                  1971               359,000              gas/oil(standby)
Rodemacher Power Station               1                  1975               440,000              gas/oil
                                       2                  1982               157,000(2)           coal/gas
Dolet Hills Power Station              1                  1986               325,000(3)           lignite
                                                                           ----------

     Total Generating Capability                                           1,693,000
                                                                           ==========


(1)  Where oil is used on a standby basis, capacity may be reduced.
(2) Represents the Company's 30% interest in the capacity of Rodemacher Unit 2, a 523,000-kilowatt generating unit.
(3)  Represents the Company's 50% interest in the capacity of Dolet Hills
     Unit 1, a 650,000-kilowatt generating unit.


FUEL AND PURCHASED POWER

     Change in fuel and purchased power expenses reflect fluctuations in generation fuel mix costs, availability of economy power and deferral of expenses for recovery from customers through fuel adjustment clauses in subsequent months.

     The following table sets forth, for the periods indicated, the percentages of power generated from various fuels at the Company's electric generating plants, the cost of fuel used per kilowatt hour (kWh) attributable to each such fuel and the weighted average fuel cost per kWh.

               LIGNITE                   COAL                    GAS                   FUEL OIL          WEIGHTED
        --------------------     -------------------    --------------------    ---------------------    AVERGE
          COST                     COST                   COST                  COST                      COST
          PER       PERCENT        PER     PERCENT        PER      PERCENT      PER         PERCENT       PER
          KWh         OF           KWh       OF           KWh         OF        KWh            OF         KWh
YEAR    (MILLS)   GENERATION     (MILLS)  GENERATION     (MILLS)  GENERATION   (MILLS)     GENERATION   (MILLS)
----    -------   ----------     -------  ----------     -------  ----------   -------     ----------   -------
1996    15.45        38.1         16.67      21.3         30.06      39.8        26.09         0.8        21.61
1995    14.86        35.9         18.88      14.3         19.48      49.8        24.77         0.0        17.74
1994    15.09        36.5         19.53      16.0         22.28      47.4        21.00         0.1        19.22
1993    15.50        32.7         20.28      19.5         25.11      47.8         -            -          21.02
1992    14.96        37.0         20.07      16.7         21.48      46.3         -            -          18.83

POWER PURCHASES

     The Company purchases electric energy from neighboring utilities when the price of the energy purchased is less than the cost to the Company of generating such energy from its own facilities. Additionally, the Company has a long-term contract under which it purchases a small percentage of its total energy requirements from a hydroelectric generating plant.

     In 1996, the Company purchased substantially more power on the wholesale market, as a result of increased availability of low-cost, solid fuel generation. The cost of purchased power was less than the Company's generation cost due primarily to the substantial increases in natural gas prices. The following table sets forth the amount of power purchased by the Company on the wholesale market for the years indicated.

                                                            % OF TOTAL
                                            MILLION          ENERGY
                                             KWh           REQUIREMENTS
                                             ---           ------------
                           1996              2,529                33%
                           1995              1,430                19%
                           1994                818                11%
                           1993              1,321                18%
                           1992                512                 8%

For information with respect to the Company's ability to currently pass through changes in costs of fuel to its customers, see "Regulatory and Environmental Matters -- Rates" below.

Natural Gas Supply

     During 1996, the Company purchased a total of 23,277 billion British thermal units (MMMBtu) of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by the Company from each supplier are shown in the table below.

                                                            AVERAGE
                                                            AMOUNT
                                                1996       PURCHASED  PERCENT
                                               PURCHASES    PER DAY   OF TOTAL
NATURAL GAS SUPPLIER                           (MMMBTU)    (MMMBTU)   GAS USED
--------------------                           --------    --------   --------
NorAm Energy Services, Inc. (NES)               12,642       34.6      54.3
Louisiana Intrastate Gas Corporation (LIG)       7,702*      21.0      33.1
Louisiana Land and Exploration Company (LL&E)    1,830        5.0       7.9
Other                                            1,103        3.0       4.7
                                                ------      -----     -----
                                                23,277       63.6     100.0
                                                ======      =====     =====

-------------------------
*Of the 1996 purchases from LIG, 160 MMMBtu were for deliveries in 1997.

     The Company terminated several gas supply and transportation contracts in 1996 in order to take advantage of a more competitive natural gas market.
The Company accessed this competitive gas supply and transportation market with the construction of Company-owned pipeline laterals into three of its power plants. A contract for base supply with NES, a subsidiary of NorAm Energy Corp. was terminated October 31, 1996 under price reopener provisions which were initiated by the Company in early 1996. During 1996, the Company also terminated a contract with LL&E for the purchase and transportation of 5 MMMBtu of gas per day. Effective November 1, 1996 the Company entered into a one-year contract with LIG which obligates the Company to a purchase commitment of 13.8 billion cubic feet of gas, about one-third of its total natural gas requirements.

     The remaining two-thirds of the Company's natural gas requirements are purchased on the spot market through arrangements made month to month, week to week and day to day. Arrangements made throughout the month allow the Company to take advantage of opportunities in the energy market and in the gas market, as prices tend to vary considerably throughout the month.

     The newly constructed Company-owned pipelines give the Company access to several markets not previously available when the Company was connected only to the LIG pipeline system. These direct sources include market supplies on the gas pipeline systems of Trunkline, Columbia Gas and ANR.

     Natural gas has been relatively plentiful in recent years; however, future supplies to the Company are vulnerable to disruption due to weather conditions, transportation disruption, price changes and other events. Large boiler fuel users of natural gas, including electric utilities, generally have the lowest priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply disruptions. Such events may require the Company to shift its gas-fired generation to alternative fuel sources, such as fuel oil, to the extent it has the capability to burn those alternative fuels. Currently, the Company anticipates that its alternative fuel capability, combined with its solid-fuel generating resources, is adequate to meet fuel needs during any temporary interruption of gas supplies.

Coal and Lignite Supply

     Substantially all of the coal for Rodemacher Unit 2 is purchased under a long-term contract expiring in 2007 with Kerr-McGee Coal Corporation from a mine in Wyoming. The contract may be terminated earlier under a price reopener provision which may be initiated by either party beginning in early 1997; and the Company has recently exercised its option to renegotiate the price. If the parties do not come to an agreement regarding price, the contract terminates effective mid-1999. The price of coal under the contract is a base price per ton plus a "total escalation charge" to reflect changes in certain indices specified in the contract. After purchasing a given annual quantity of base coal (516,000 tons in 1996), the Company has the right to purchase coal from third parties in the spot market, and Kerr-McGee has the right to meet the terms of the proposed purchase if it chooses to do so. The coal is transported to the Rodemacher Unit 2 site under terms of a long-term rail transportation contract in unit trains which are leased by the Company pursuant to various long-term leases.

     Substantially all of the lignite used to fuel Dolet Hills Unit 1 is obtained under two long-term agreements. The Company and Southwestern Electric Power Company (SWEPCO), each a 50% owner of Dolet Hills Unit 1, have entered into agreements pursuant to which each acquired an undivided 50% interest in the other's leased and owned lignite reserves in northwestern Louisiana. The Company and SWEPCO have also entered into a long-term agreement expiring in 2011 with the Dolet Hills Mining Venture for the mining and delivery of such lignite reserves, which reserves are expected to provide a substantial portion of the fuel requirements for the projected operating life of Dolet Hills Unit
1. The Company's minimum annual purchase requirement is 1,187,500 tons. The price of lignite delivered pursuant to the agreement is a base price per ton, subject to escalation based on certain inflation indices, plus specified "pass-through" costs. Additional spot lignite may be obtained through competitive bidding.

     Additionally, the Company and SWEPCO have entered into a long-term agreement expiring in 2011 with Red River Mining Co., a joint venture of the North American Coal Corporation and Phillips Coal Company, which provides for base contract purchases and spot purchases of lignite. The Company's minimum annual purchase requirement is 275,000 tons. The base lignite price under the contract is a base price per MMMBtu, subject to escalation, plus certain pass-through costs, while the spot lignite price is determined through competitive bidding.

     The continuous supply of coal and lignite from the mining sources may be subject to interruption due to adverse weather conditions or other factors which may disrupt mining operations or transportation. At December 31, 1996, the Company's coal inventory at Rodemacher Unit 2 was approximately 106,000 tons (about a 49-day supply), and the Company's lignite inventory at Dolet Hills Unit 1 was approximately 204,000 tons (about a 36-day supply).

Oil Supply

     The Company stores fuel oil as an alternative fuel source. Rodemacher Power Station has storage capacity for an approximate 75-day supply and other generating stations have storage capacity totaling about a 20-day supply. However, in accordance with the Company's current fuel oil inventory practices, at December 31, 1996, the Company had between 5 to 10 days supply of fuel oil stored at its generating stations. During 1996, 82,451 barrels of fuel oil were burned. The increase in 1996 was due to an unusually cold winter in early 1996 which resulted in a decrease in gas availability. The Company has been able to obtain fuel oil by spot purchases as needed.

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


                                        SALES (MILLION KWh)
                                      -----------------------
                                       1996    1995     1994
                                      ------  ------   ------
Residential                            2,723   2,763   2,532
Commercial                             1,338   1,265   1,180
Industrial                             2,369   2,227   2,030
Other retail                             526     502     487
Sales for resale                         291     360     210
                                       -----   -----   -----
 Total sales to regular customers      7,247   7,117   6,439
 Short-term sales to other utilities     330      68     174
                                       -----   -----   -----
 Total kilowatt-hour sales             7,577   7,185   6,613
                                       =====   =====   =====

     The Company's 1996 system peak demand occurred in July and was 1,500,000 kilowatts. Sales and peak demand are affected by seasonal demand influenced by weather and are generally highest during the summer air-conditioning and winter heating seasons. For information concerning the financial effects of seasonal demand on the Company's quarterly operating results, see Note L to the Consolidated Financial Statements on pages 28 and 29 of the 1996 Annual Report to Shareholders, which is filed as Exhibit 13 to this report and incorporated herein by reference.

     The Company expects the peak demand on the system to grow at a compound annual rate of approximately 3.5% over the next five years. The Company's capacity reserve margin for 1996 was 12.4%. The Company believes it can economically meet the anticipated growth in customer demand by such measures as refurbishing an existing gas-fired unit retired in place in 1984 or by purchasing the needed capacity on the wholesale market.

     No customer accounted for 10% or more of the Company's revenues in 1996. Additional information regarding the Company's sales and revenues is set forth in "Results of Operations" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 4 through 6 of the 1996 Annual Report to Shareholders, which is filed as Exhibit 13 to this report and incorporated herein by reference.

CONSTRUCTION AND FINANCING

     For information on the Company's construction program, financing and related matters, see "Financial Condition" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 8 through 11 of the 1996 Annual Report to Shareholders, which is filed as Exhibit 13 to this report and incorporated herein by reference.



                      REGULATORY AND ENVIRONMENTAL MATTERS

RATES

     Retail electric operations of the Company are subject to the jurisdiction of the Louisiana Public Service Commission (LPSC) with respect to rates, standards of service, accounting and other matters. The LPSC establishes base rates based upon nonfuel costs, including the cost of capital and sales. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to certain aspects of its electric business, including rates for wholesale service and interconnections with, and the transmission of power for, other utilities. Periodically, the Company has sought and received increases in base rates from both the LPSC and the FERC to cover increases in operating costs and costs associated with additions to generation, transmission and distribution facilities.

     The Company's electric rates include a fuel and purchased power cost adjustment clause which enables the Company to reflect monthly fluctuations in the cost of fuel and short-term purchased power. Additionally, pretax income from certain off-system sales to other utilities is passed on to customers through the fuel cost adjustment clause. Fuel costs and fuel adjustment billing factors are approved by the LPSC and the FERC. These cost adjustments are based on costs from earlier periods which result in over- or under-recovery for the period in which the adjustment is made. Any over- or under-recovery is corrected by an adjustment in later periods. As of December 31, 1996, the net accumulated balance of over-recovery on sales subject to the LPSC's jurisdiction was approximately $2.2 million.

     The Company's 1996 earnings review settlement with the LPSC provided for a $3 million reduction in annual base rates effective November 1, 1996, and a $2 million reduction to annual base rates effective January 1, 1998. For additional information concerning the settlement of the Company's earnings review, see "Retail Rates" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 10 of the 1996 Annual Report to Shareholders, which is filed as Exhibit 13 to this report and incorporated herein by reference.

FRANCHISES

     The Company operates under nonexclusive franchise rights granted by governmental units and enforced by state regulation. These franchises are for fixed terms, which vary from ten years to 50 years. In the past, the Company has been successful in the timely renewal of franchises as each reaches the end of its term and expires.

INDUSTRY DEVELOPMENTS/CUSTOMER CHOICE

     There is currently a movement toward increased competition in the electric utility industry. Forces driving the movement involve numerous and complex economic, political and technological factors. These factors have resulted in the introduction of federal and state legislation and regulatory initiatives that are likely to result in even greater competition at both the wholesale and retail levels in the future. In 1995 the LPSC opened a docket to consider the request of a large customer of another electric utility to wheel power, and this issue was expanded in 1996 into a generic docket to investigate customer choice for all electric power suppliers. In 1996 legislation was proposed but not enacted at both the federal and Louisiana levels that would have led to various degrees of retail customer "choice" of electric supplier. The Company has taken the position that all customers, large or small, should have a choice in electric supplier. The Company recognizes the need to work out issues to create a level playing field for all energy suppliers. The increasingly competitive environment presents opportunities to compete for new customers, as well as the risk of loss of existing customers. The Company believes that it is a reliable, low-cost provider of electricity and, as such, is currently positioned to compete effectively in the changing marketplace.

Wholesale Electric Competition

     The Energy Policy Act, adopted in October 1992, significantly changed U.S. energy policy, including that governing the electric utility industry. The Energy Policy Act allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. The Energy Policy Act does, however, prohibit FERC-ordered retail wheeling (i.e., opening up the electric utility systems to allow customer choice of energy suppliers at the retail level), including "sham" wholesale transactions. Further, under the Energy Policy Act, a FERC transmission order requiring a transmitting utility to provide wholesale transmission services must include provisions generally permitting the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services, any enlargement of the transmission system and associated services.

     In addition, the Energy Policy Act revised the Public Utility Holding Company Act of 1935 (the Holding Company Act) to permit utilities, including registered holding companies, and non-utilities to form "exempt wholesale generators" without the principal restrictions of the Holding Company Act. Under prior law, independent power producers were generally required to adopt inefficient and complex ownership structures to avoid pervasive regulation under the Holding Company Act. Management believes that the Energy Policy Act has made wholesale markets more competitive.

     On April 24, 1996, the FERC issued Order No. 888, a final rule requiring open access transmission by all public utilities that own, operate or control transmission lines. Each such utility was required to have on file, by July 9, 1996, a nondiscriminatory open access tariff that offers transmission customers the same transmission services such utilities provide themselves, under comparable terms and conditions. The Company filed its open access tariff and proposed rate schedule with the FERC on July 8, 1996. The FERC accepted the Company's tariff and allowed its proposed rates to go into effect, subject to refund, on July 9, 1996, but has set all rates for hearing under its standard review procedures. Utilities must take transmission service for their own wholesale transactions under the terms and conditions of their open access tariffs: after July 9, 1996 for any new transactions, and after January 1, 1997 for all short-term inter-utility transactions under bilateral contracts entered into prior to July 9, 1996. Order No. 888 provides for the full recovery from a utility's departing customers of wholesale stranded costs to the extent such costs were prudently incurred to serve wholesale customers and would go unrecovered if those customers use open access transmission service to move to another supplier. The Order also allows customers under existing wholesale contracts to seek FERC approval to modify their contracts on a case-by-case basis.

     The Company has three firm-sales wholesale customers, which represented 0.9% of its sales to regular customers for the twelve months ended December 31, 1996. Management cannot predict what, if any, effects Order No. 888 may have on wholesale prices in the Company's service area.

     Wholesale energy markets, including the market for wholesale electric power, have been competitive and are becoming even more so as the number of competitors in these markets increases as a result of enactment of the Energy Policy Act. The Company competes with other public utilities, cogenerators and qualified facilities in other forms for sales of electric power at wholesale. This environment has encouraged the formation of power marketing companies, which own no transmission or generation facilities, but which compete in the wholesale market by buying electricity from utilities and other generators and reselling the electricity at market-based rates. Many such power marketers now transact business in all regions of the country.
Under the Energy Policy Act, any participant in the wholesale market can obtain an order requiring transmission services be provided by the Company under certain conditions.

     In recent years, the Company has been successful in competing for wholesale sales within its service territory, including sales to the city of Alexandria and a full requirements sale to the city of St. Martinville. Sales under the St. Martinville agreement, which is subject to the jurisdiction of the FERC, began in May 1995 and represent an approximate 13 MW load. Sales to St. Martinville provide additional base revenues, net of facility payments, of about $4 million over the term of the agreement, which extends through December 2000. This contract was challenged in 1993 by the previous supplier, Louisiana Energy and Power Authority (LEPA), as well as the city of Lafayette and the American Public Power Association, with assertions of preferential, discriminatory and predatory pricing. An initial decision of the FERC's presiding administrative law judge (ALJ) in February 1995 rejected LEPA's arguments. Under FERC procedures, LEPA has filed a brief requesting the FERC to revise the initial decision ,and this matter is still pending before the FERC. The Company has opposed LEPA's brief. Management believes that the ALJ's initial decision will be upheld.

Retail Electric Competition

     Currently the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service is obtained through the aforementioned long-term, nonexclusive franchises. Also, the LPSC has used a "300 foot rule" for determining the supplier for new customers. The application of this rule has led to competition with neighboring utilities for retail customers at the borders of the Company's service areas. The Company also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly for certain applications than electricity. The Company could experience some competition for electric sales to industrial customers in the form of cogeneration or from independent power producers. However, the Company believes that its rates, and the quality and reliability of its service, place it in a favorable competitive position in current retail markets.

     In October 1996, the LPSC requested comments on various electric industry restructuring issues in a docket opened in 1995 to consider aspects of competition in the provision of retail electric service. Specifically, the LPSC requested input from interested parties on its policy statement on the "principles to guide the investigation into whether electric industry restructuring and retail competition are in the public interest." The Company filed comments on this matter in November 1996. The LPSC has not taken further action in this matter at this time. The Company expects that legislation regarding the restructuring of the Louisiana electric utility industry will be introduced in upcoming sessions of the Louisiana legislature. The Company cannot predict whether any such legislation will be enacted and, if enacted, what form such legislation would take.

Regulatory Changes and Matters

     Various federal and state legislative and regulatory bodies are considering a number of issues in addition to those discussed above that will shape the future of the electric utility industry. Such issues include deregulation of retail electricity sales; the ability of electric utilities to recover stranded costs; the repeal or modification of the Holding Company Act; the unbundling of vertically integrated electric utility companies into separate business segments or companies (i.e., generation, transmission, distribution and retail energy services); the role of electric utilities, independent power producers and competitive bidding in the construction and operation of new generating capacity; and the pricing of transmission service on an electric utility's transmission system. The Company is unable to predict the outcome of such issues or their effect on the Company's financial position, results of operations or cash flows at this time.

     For information on certain regulatory matters and regulatory accounting affecting the Company, see "Regulatory Matters" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 11 of the 1996 Annual Report to Shareholders, which is filed as Exhibit 13 to this report and incorporated herein by reference.

ENVIRONMENTAL QUALITY

     The Company is subject to numerous laws and regulations administered by federal, state and local authorities to protect the environment. These statutory and regulatory provisions impose various substantive requirements, the violation of which may result in substantial fines and penalties. Environmental requirements continue to increase as a result of new legislation, administrative actions and judicial interpretations. Therefore, the precise future effects of existing and potential requirements are difficult to determine. During 1996, the Company's capital expenditures related to environmental compliance were about $1.9 million, and such expenditures are estimated to total about $0.5 million in 1997, due largely to the completion, in 1996, of two water treatment projects.

Air Quality

     The State of Louisiana regulates emissions from each of the Company's generating units through regulations issued by the Air Quality Division (AQD) of the Louisiana Department of Environmental Quality (LDEQ). In addition, the AQD implements certain programs initially established by the federal Environmental Protection Agency (EPA). The AQD establishes standards of performance or requires permits for certain generating units in Louisiana. The Company's three generating units which are subject to these requirements are Rodemacher Units 1 and 2 and Dolet Hills Unit 1.

     The federal Clean Air Act Amendments of 1990 (the Act) established a regulatory program to address the effects of acid rain and imposed restrictions on sulfur dioxide (SO2) emissions from certain utility units. The Act essentially requires that utilities, like the Company, must hold a regulatory "allowance" for each ton of SO2 emitted beginning in the year 2000. The EPA is required to allocate a set number of allowances to each affected unit based on its historic emissions. After the initial allocation was made by the EPA, the Company requested an adjustment to the allowance allocation for Rodemacher Unit 2 because of an extended outage of the unit during one of the years used in the EPA's calculation. Because the final allowance allocation did not reflect the requested adjustment, the Company filed a petition for judicial review of the EPA's action on May 21, 1993 in the United States Court of Appeals for the District of Columbia Circuit. In October 1995, the EPA entered into a settlement agreement with the Company in which it agreed to give Rodemacher Unit 2 the additional allowances requested. In December 1996, the EPA published proposed changes to the Acid Rain Program in the Federal Register. The proposed changes included the additional allowances requested for Rodemacher Unit 2. While the EPA has agreed to provide the additional allowances to Rodemacher Unit 2, the allowances will not be allocated until June 1998.

     The Act also requires the EPA to revise nitrogen oxides (NOx) emission limits for existing coal-fired boilers. In November 1996, the EPA finalized rules lowering the NOx emission rate for certain boilers, including Rodemacher Unit 2 and Dolet Hills Unit 1. Under this rule Rodemacher Unit 2 and Dolet Hills Unit 1 would have to meet this new emission rate by January 1, 2000. The rule also allows an option to "early elect," that is, achieve compliance with a less restrictive Nox limit beginning January 1, 1997. Early election would protect the Company from any further reductions in the NOx permitted emission rate until 2008. Significant reductions in NOx emission limits may require modification of burners or other capital improvements at either or both of the units. In December 1996, the Company exercised the "early election" option.

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

     In 1996, the LDEQ was granted authority to administer the federal NPDES program in Louisiana. The NPDES permit is substantially similar to the LWDPS permit, and eventually LDEQ intends to merge the two into a single LWDPS permit. Until then, all data required by the NPDES permit and the LWDPS permit are reported to the LDEQ.

     The most recently issued NPDES permit for Dolet Hills Unit 1 contained an Administrative Order requiring biomonitoring of the discharge from the impoundment associated with the fly ash/scrubber sludge landfill. Because the discharge from this impoundment failed all or part of the biomonitoring test at various times during the testing schedule specified in the permit, the Company has had discussions with the EPA regarding the results. The Company does not expect administrative action on the part of the EPA until the NPDES permit is renewed in 1997. At that time, the EPA may set a biomonitoring limit in the NPDES permit. Violation of that limit may then require submittal to the EPA of a plan describing options for reducing certain constituents in the discharge. None of the options, if implemented, would affect the operation of the unit, or involve a significant increase in the Company's five-year construction plan.

Solid Waste Disposal

     The Solid Waste Division (SWD) of the LDEQ has adopted regulations and a permitting system for the management and disposal of solid waste generated by electric utilities. The Company has received all required permits from the SWD for the on-site disposal of solid waste generated at its generating stations and is in the process of repermitting its solid waste disposal facilities under recently revised rules.

     The Company has requested approval of an alternate liner system for the Dolet Hills landfill facility and has received conditional approval from the LDEQ. The Company is in the process of obtaining additional information to submit to the LDEQ, which will make the approval permanent. The alternate system, if approved, is expected to save $360,000 to $900,000 per year in operating costs at the landfill.

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

ELECTRIC AND MAGNETIC FIELDS

     The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric devices may result in adverse health effects or damage to the environment has been a subject of current public attention. The Company funds research on electric and magnetic fields through various organizations. The scientific research conducted to date concerning the effects of EMFs has not led to any definitive results; however, such research is continuing. Lawsuits have arisen in several states against electric utilities and others alleging that the presence or use of electric power transmission and distribution lines has an adverse effect on health and/or property values.

OTHER EVENTS

Co-op Developments

     In February 1994, the Company approached the management of Teche Electric Cooperative, Inc. (Teche) about the possibility of purchasing Teche. Teche serves about 8,600 customers, and its service area, which comprises parts of Iberia, St. Martin and St. Mary parishes, is adjacent to the Company's service area. The acquisition of Teche would result in an increase in the Company's kilowatt-hour sales to regular customers of about 2.4%.

     In February 1995, Teche and the Company executed a purchase and sale agreement (Agreement)for a purchase price, including the Company's assumption or other discharge of Teche's liabilities, of approximately $22.4 million. The members of Teche overwhelmingly approved the sale at their annual meeting in March 1995. On March 31, 1996, the board of directors of Teche voted to extend the Agreement with the Company for an additional twelve months until March 31, 1997. On March 24, 1997, the board of directors of Teche voted to extend the Agreement with the Company for an additional twelve months until March 31, 1998, to allow for the Teche wholesale power contract with Cajun Electric Power Cooperative, Inc. (Cajun) to be resolved through Cajun's bankruptcy process. Consummation of the acquisition is subject to a number of conditions, including approval by the LPSC, the Rural Utilities Service and other governmental agencies, the successful resolution of Teche's wholesale power supply contract with Cajun and certain other conditions. Each plan of reorganization currently filed with the bankruptcy court in the Cajun bankruptcy includes a provision for the assignment or substitution of Teche's supply contract to or with the Company. This provision is subject to a number of approvals, including confirmation by the bankruptcy court.

ITEM 2.  PROPERTIES

     All of the Company's electric generating stations and all other operating properties are located in the State of Louisiana. The Company considers all of its properties to be well maintained, in good operating condition and suitable for their intended purposes.

ELECTRIC GENERATING STATIONS

     As of December 31, 1996, the Company either owned or had an ownership interest in four steam electric generating stations and a gas turbine with a combined electric generating capacity of 1,693,000 kilowatts. For additional information regarding the Company's generating facilities, see "Electric Operations -- Power Generation" in Item 1 of this report.

SUBSTATIONS

     As of December 31, 1996, the Company owned 80 transmission substations and 320 distribution substations.

ELECTRIC LINES

     As of December 31, 1996, the Company's transmission system consisted of approximately 67 circuit miles of 500 kilovolt (kV) lines; 454 circuit miles of 230 kV lines; 648 circuit miles of 138 kV lines; and 21 circuit miles of 69 kV lines. The Company's distribution system consisted of approximately 2,096 circuit miles of 34.5 kV lines and 10,745 circuit miles of other lines.

GENERAL PROPERTIES

     The Company owns various properties, which include a seven-story headquarters office building, regional offices, a central warehouse, service centers, telecommunications equipment and other facilities owned for general purposes.

TITLE

     The Company's electric generating plants and certain other principal properties are owned in fee. Electric transmission and distribution lines are located either on private rights-of-way or along streets or highways by public consent.

     Substantially all of the Company's property, plant and equipment is subject to a lien securing obligations of the Company under an Indenture of Mortgage, which does not impair the use of such properties in the operation of its business.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any legal proceeding to which it is a party which would have a material adverse effect on its financial condition, results of operations, cash flows or competitive position. For a discussion of certain legal proceedings and regulatory matters involving the Company, see (i) "Business -- Regulatory and Environmental Matters -- Industry Developments/Customer Choice" and "--Environmental Quality" in Item 1 of this report and (ii) "Results of Operations --Nonfuel Operating Expenses and Income Taxes" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 7 and 8 of the 1996 Annual Report to Shareholders, which information is filed as Exhibit 13 to this report, which sections are herein incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the executive officers of the Company, their positions held, five-year employment history, ages and years of service as of December 31, 1996 are presented below. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

                                                           POSITION AND FIVE-YEAR
NAME OF EXECUTIVE OFFICER                                    EMPLOYMENT HISTORY
-------------------------                                  ----------------------

Gregory L. Nesbitt......................             President and Chief Executive Officer since April 1993;
                                                     President and Chief Operating Officer from April 1992
                                                     to April 1993; Executive Vice President and Chief
                                                     Operating Officer from July 1991 to April 1992;
                                                     Executive Vice President from January 1988 to July
                                                     1991.  (Age 58; 16 years of service)

David M. Eppler.........................             Executive Vice President since January 1997; Vice
                                                     President-Power Supply and  Energy Transmission
                                                     from July 1995 to January 1997; Vice President-
                                                     Finance from October 1993 to July 1995; Vice
                                                     President and Treasurer from July 1987 to October
                                                     1993.  (Age 46; 15 years of service)

Robert L. Duncan........................             Vice President-Customer Operations since July 1984.
                                                     (Age 54; 31 years of service)

Catherine C. Powell.....................             Vice President-Employee and Corporate Services since
(formerly Catherine C. Scheffler)                    July 1995; Vice President-Human Resources from
                                                     October 1993 to July 1995; General Manager-Human
                                                     Resources from August 1993 to October 1993;
                                                     Administrator-Compensation from May 1991 to August
                                                     1993; Vice President of Rapides Bank and Trust
                                                     Company from December 1987 to April 1991. (Age 41; 5
                                                     years of service)

John L. Baltes, Jr......................             Controller since April 1989.  (Age 50; 15 years of
                                                     service)

Michael P. Prudhomme....................             Secretary-Treasurer since January 1994; Secretary from
                                                     October 1993 to January 1994; Vice President-
                                                     Customer Services from May 1985 to October 1993.
                                                     (Age 53; 27 years of service)

                                                           POSITION AND FIVE-YEAR
NAME OF EXECUTIVE OFFICER                                    EMPLOYMENT HISTORY
-------------------------                                    ------------------

Judy P. Miller..........................             Assistant Corporate Secretary since April 1995; Acting
                                                     Assistant Corporate Secretary from February 1995 to
                                                     April 1995; Supervisor-Plant Accounting from October
                                                     1993 to February 1995; Supervisor-Income and Other
                                                     Taxes from June 1990 to October 1993.  (Age 39; 12
                                                     years of service)

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed for trading on the New York Stock Exchange (NYSE) and the Pacific Stock Exchange. The following table sets forth high and low sales prices for the Company's common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 1996 and 1995.

                                         1996                                           1995
                           ------------------------------------         --------------------------------------
                             HIGH       LOW         DIVIDEND              HIGH           LOW          DIVIDEND
                             ----       ---         --------              ----           ---          --------
First Quarter              $27-3/4     $25-3/8        $0.375            $24-1/2        $22            $0.365
Second Quarter             $27-3/8     $25-1/8        $0.385            $24-1/2        $22-1/8        $0.375
Third Quarter              $27-1/4     $25-3/8        $0.385            $25-5/8        $22-1/4        $0.375
Fourth Quarter             $29-1/4     $26-1/8        $0.385            $28-1/8        $25-1/4        $0.375

     Subject to the prior rights of the holders of the respective series of the Company's preferred stock, such dividends as determined by the Board of Directors of the Company may be declared and paid on the common stock from time to time out of funds legally available therefor. The provisions of the Company's charter applicable to preferred stock and certain provisions contained in the debt instruments of the Company under certain circumstances restrict the amount of retained earnings available for the payment of dividends by the Company. The most restrictive covenant requires that common shareholders' equity be not less than 30% of total capitalization, including short-term debt. At December 31, 1996, approximately $144,300,000 of retained earnings was not restricted. On January 24, 1997, the Board of Directors of the Company declared a quarterly dividend of $0.385 per share, which dividend was paid on February 15, 1997, to common shareholders of record on February 3, 1997.

     As of March 14, 1997, there were 11,599 holders of record of the Company's common stock, and the closing price of the Company's common stock as reported on the NYSE Composite Tape was $27.125 per share.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth in "Selected Financial Data" on page 3 of the 1996 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this report. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto set forth on pages 12 through 29 of the 1996 Annual Report to Shareholders, which is filed as Exhibit 13 to this report and incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

     The information set forth in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 4 through 11 of the 1996 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information set forth on pages 12 through 29 of the 1996 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth (i) under the subcaption "Directors" under the caption "Election of Directors" on pages 2 and 3 of, and (ii) under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 of the Company's definitive Proxy Statement dated March 12, 1997, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (1997 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" on pages 17 and 18 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the subcaption "Organization and Compensation of the Board of Directors" under the caption "Election of Directors" on pages 3 and 4 of, and under the caption "Executive Compensation" on pages 6 through 15 of the 1997 Proxy Statement (excluding the information required by paragraphs (k) and (l) of Item 402 of Regulation S-K) is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Directors and Management" on page 5 and under the caption "Security Ownership of Certain Beneficial Owners" on pages 16 and 17 of the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                              REFERENCE (PAGE)
                                                                      -----------------------------------
                                                                                              1996 ANNUAL
                                                                         FORM 10-K             REPORT TO
                                                                       ANNUAL REPORT          SHAREHOLDERS
                                                                       -------------          ------------
14(a)(1)    Consolidated Statements of Income for the years ended
              December 31, 1996, 1995 and 1994                                                      12

            Consolidated Balance Sheets at December 31, 1996 and
              1995                                                                                  13

            Consolidated Statements of Cash Flows for the years
              ended December 31, 1996, 1995 and 1994                                                14

            Consolidated Statements of Changes in Common
              Shareholders' Equity for the years ended
              December 31, 1996, 1995 and 1994                                                      15

            Notes to Consolidated Financial Statements                                              16

            Report of Independent Accountants                                                       30

14(a)(2)    Financial Statement Schedules

            Report of Independent Accountants                                29

            Schedule II - Valuation and Qualifying Accounts                  30

            Financial Statement Schedules other than those shown
              in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated
              Financial Statements and Notes thereto.


14(a)(3)    List of Exhibits

The Exhibits designated by an asterisk are filed herewith. The Exhibits not so designated have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference. The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this report.

                                                            SEC FILE OR         REGISTRATION
                                                            REGISTRATION         STATEMENT       EXHIBIT
                  EXHIBITS                                    NUMBER             OR REPORT        NUMBER
                  --------                                    ------            -----------      -------
    3(a)    Restated Articles of Incorporation of the         1-5663            10-Q(3/92)       3
              Company dated as of July 24, 1989,
              as amended through April 24, 1992
    3(b)    Amended and Restated Bylaws of the                1-5663            10-Q(6/96)       3
              Company, as amended to July 19, 1996
    4(a)(1) Indenture of Mortgage dated as of July 1,         2-27284           S-1(10/17/67)    4(b)(1)
              1950, between the Company and First
              National Bank of New Orleans, as Trustee
    4(a)(2) First Supplemental Indenture dated as             2-27284           S-1(10/17/67)    4(b)(2)
              of October 1, 1951, to Exhibit 4(a)(1)
    4(a)(3) Second Supplemental Indenture dated as            2-27284           S-1(10/17/67)    4(b)(3)
              of June 1, 1952, to Exhibit 4(a)(1)
    4(a)(4) Third Supplemental Indenture dated as             2-27284           S-1(10/17/67)    4(b)(4)
              of January 1, 1954, to Exhibit 4(a)(1)
    4(a)(5) Fourth Supplemental Indenture dated as            2-27284           S-1(10/17/67)    4(b)(5)
              of November 1, 1954, to Exhibit 4(a)(1)
    4(a)(6) Tenth Supplemental Indenture dated as             1-5663            10-K(1986)       4(a)(11)
              of September 1, 1965, to Exhibit 4(a)(1)
    4(a)(7) Eleventh Supplemental Indenture dated             2-32069           S-9(4/7/69)      2(m)
              as of April 1, 1969, to Exhibit 4(a)(1)
    4(a)(8) Eighteenth Supplemental Indenture dated as        1-5663            10-K(1993)       4(a)(8)
              of December 1, 1982, to Exhibit 4(a)(1)
    4(a)(9) Nineteenth Supplemental Indenture dated as        1-5663            10-K(1993)       4(a)(9)
              of January 1, 1983, to Exhibit 4(a)(1)
    4(a)(10)Twenty-Sixth Supplemental Indenture dated as      1-5663            8-K(3/90)        4(a)(27)
              of  March 15, 1990, to Exhibit 4(a)(1)
    4(b)    Indenture between the Company and Bankers         33-24896          S-3(10/11/88)    4(b)
              Trust Company, as Trustee, dated as of
              October 1, 1988
    4(b)(1) Agreement Appointing Successor Trustee dated      333-02895         S-3(4/26/96)     4(a)(2)
              as of April 1, 1996 by and among Central
              Louisiana Electric Company, Inc., Bankers
              Trust Company and The Bank of New York
     4(c)   Trust Indenture (The Industrial Development       1-5663            10-K(1991)       4(i)
              Board of the Parish of Rapides, Inc.
              (Louisiana) Adjustable Tender Pollution
              Control Revenue Refunding Bonds, Series 1991)
              dated as of May 1, 1991, between The Industrial
              Development Board of the Parish of Rapides,
              Inc. and First National Bank of Commerce

                                                                                SEC FILE OR       REGISTRATION
                                                                                REGISTRATION       STATEMENT       EXHIBIT
                  EXHIBITS                                                      NUMBER             OR REPORT       NUMBER
                  --------                                                      ------            ---------       ------
    4(c)(1) First Supplemental Trust Indenture (The Industrial                  1-5663            10-K(1994)       4(e)(1)
              Development Board of the Parish of Rapides, Inc.
              (Louisiana) Adjustable Tender Pollution Control
              Revenue Refunding Bonds, Series 1991) dated as of May 1, 1993, between The Industrial Development Board of the Parish of
              Rapides, Inc. and First National Bank of Commerce, relating to
              Exhibit 4(c)
    4(d)    Refunding Agreement (The Industrial                                 1-5663            10-Q(6/91)      10(a)
              Development Board of the Parish of Rapides,
              Inc. (Louisiana) Adjustable Tender Pollution
              Control Revenue Refunding Bonds, Series
              1991) dated as of May 1, 1991, between the
              Company and The Industrial Development
              Board of the Parish of Rapides, Inc.
    4(e)    Trust Indenture (Parish of DeSoto, State of                         1-5663            10-K(1991)       4(k)
              Louisiana Adjustable Tender Pollution Control
              Revenue Refunding Bonds, Series 1991A) dated
              as of May 1, 1991, between Parish of DeSoto,
              State of Louisiana and First National Bank of Commerce
    4(e)(1) First Supplemental Trust Indenture (Parish                          1-5663            10-K(1994)       4(g)(l)
              of DeSoto, State of Louisiana
              Adjustable Tender Pollution Control
              Revenue Refunding Bonds, Series 1991A) dated as of May 1, 1993, between the Parish of DeSoto, State of Louisiana and First
              National Bank of Commerce, relating to Exhibit 4(e)
    4(f)    Refunding Agreement (Parish of DeSoto,                              1-5663            10-Q(6/91)      10(b)
              State of Louisiana Adjustable Tender Pollution
              Control Revenue Refunding Bonds, Series
              1991A) dated as of May 1, 1991, between
              the Parish of DeSoto, State of Louisiana
              and the Company
    4(g)    Trust Indenture (Parish of DeSoto, State of                         1-5663            10-K(1991)       4(m)
              Louisiana Adjustable Tender Pollution
              Control Revenue Refunding Bonds, Series 1991B)
              dated as of May 1, 1991, between Parish of
              DeSoto, State of Louisiana and First National
              Bank of Commerce
    4(g)(1) First Supplemental Trust Indenture (Parish of DeSoto                1-5663            10-K(1994)       4(i)(1)
              State of Louisiana Adjustable Tender Pollution Control
              Revenue Refunding Bonds, Series 1991B) dated as of May 1, 1993, between the Parish of DeSoto, State of Louisiana and First
              National Bank of Commerce, relating to Exhibit 4(g)

                                                                                SEC FILE OR       REGISTRATION
                                                                                REGISTRATION       STATEMENT       EXHIBIT
                  EXHIBITS                                                         NUMBER          OR REPORT       NUMBER
                  --------                                                         ------         -----------      --------

    4(h)    Refunding Agreement (Parish of DeSoto,                              1-5663            10-Q(6/91)         10(c)
              State of Louisiana Adjustable Tender Pollution
              Control Revenue Refunding Bonds, Series
              1991B) dated as of May 1, 1991, between
              the Parish of DeSoto, State of Louisiana
              and the Company
    4(i)    $100,000,000 Credit Agreement                                       1-5663            10-Q(6/95)          4
              dated as of June 15, 1995, among the
              Company,  certain Banks parties thereto,
              and The Bank of New York, as Agent
**10(a)     1990 Long-Term Incentive Compensation Plan                          1-5663            1990 Proxy          A
                                                                                                  Statement (4/90)
**10(b)     1981 Incentive Stock Option Plan                                    1-5663            10-K(1992)         10(i)
**10(c)     Participation Agreement, Annual Incentive
              Compensation Plan
**10(d)     Deferred Compensation Plan for Directors                            1-5663            10-K(1992)         10(n)
**10(e)(1)  Supplemental Executive Retirement Plan                              1-5663            10-K(1992)         10(o)(1)
**10(e)(2)  Form of Supplemental Executive Retirement                           1-5663            10-K(1992)         10(o)(2)
              Plan Participation Agreement between the
              Company and the following officers:
              Gregory L. Nesbitt, David M. Eppler,
              Robert L. Duncan, Catherine C. Powell, and
              Michael P. Prudhomme
**10(f)     Form of Executive Severance Agreement between                       1-5663            10-K(1995)         10(f)
              the Company and the following officers:
              Gregory L. Nesbitt, David M. Eppler,
              Robert L. Duncan, Catherine C. Powell, and
              Michael P. Prudhomme
  10(g)(1)  Receivables Purchase Agreement, dated                               1-5663            10-K(1994)         10(n)(l)
              as of April 9, 1990, as Amended and
              Restated as of March 1, 1995, among the
              Company, Corporate Asset Funding Company,
              Inc. and Citicorp North America, Inc.
  10(g)(2)  Receivables Purchase Agreement, dated                               1-5663            10-K(1994)         10(n)(2)
              as of April 9, 1990, as Amended and Restated
              as of March 1, 1995, among the Company, Citicorp,
              N.A. and Citicorp North America, Inc.
  10(h)(1)  Term Loan Agreement dated as of April 2, 1991,                      1-5663            10-Q(3/91)          4(b)
              among the 401(k) Savings and Investment Plan
              ESOP Trust, the Company, as Guarantor, the
              Banks listed therein and The Bank of New York,
              as Agent, relating to Exhibit 10(m)

                                                                                SEC FILE OR       REGISTRATION
                                                                                REGISTRATION       STATEMENT       EXHIBIT
                  EXHIBITS                                                        NUMBER           OR REPORT       NUMBER
                  --------                                                        ------           ---------       ------
    10(h)(2)Assignment and Assumption Agreement, effective                      1-5663            10-Q(3/91)       4(c)
              as of May 6, 1991, between The Bank of New York and the
              Canadian Imperial Bank of Commerce, relating to Exhibit 10(h)(1)
    10(h)(3)Assignment and Assumption Agreement dated as of                     1-5663            10-K(1991)       10(y)(3)
              July 3, 1991, between The Bank of New York
              and Rapides Bank and Trust Company in
              Alexandria, relating to Exhibit 10(h)(1)
    10(h)(4)Assignment and Assumption Agreement dated as of                     1-5663            10-K(1992)       10(bb)(4)
              July 6, 1992, among The Bank of New York,
              CIBC, Inc. and Rapides Bank and Trust Company
              in Alexandria, as Assignors, the 401(k)
              Savings and Investment Plan ESOP Trust, as
              Borrower, and the Company, as Guarantor, relating
              to Exhibit 10(h)(1)
    10(i)   Reimbursement Agreement (The Industrial                             1-5663            10-Q(6/91)       4(a)
              Development Board of the Parish of Rapides,
              Inc. (Louisiana) Adjustable Tender Pollution
              Control Revenue Refunding Bonds, Series
              1991) dated as of May 29, 1991, among the
              Company, various financial institutions,
              Swiss Bank Corporation and The First
              National Bank of Chicago
    10(i)(1)Remarketing Agreement (The Industrial Development                   1-5663            10-Q(9/94)       10(a)
              Board of the Parish of Rapides, Inc. (Louisiana)
              Adjustable Tender Pollution Control Revenue
              Refunding Bonds, Series 1991) dated as of
              July 19,1994, between the Company and PaineWebber
              Incorporated
    10(i)(2)Tender Agreement (The Industrial Development Board                  1-5663            10-K(1991)       10(z)(2)
              of the Parish of Rapides, Inc. (Louisiana)
              Adjustable Tender Pollution Control Revenue
              Refunding Bonds, Series 1991) dated as of
              May 1, 1991, among First National Bank of Commerce,
              as Trustee, the Company, The First National
              Bank of Chicago, as Tender Agent and Registrar,
              Smith Barney, Harris Upham & Co. Incorporated,
              as Remarketing Agent, and Swiss Bank Corporation,
              as Bank
    10(i)(3)Amendment No. 1 to Reimbursement Agreements (The                    1-5663            10-K(1994)       10(p)(3)
              Industrial Development Board of the Parish of Rapides,
              Inc. (Louisiana) Adjustable Tender Pollution Control

                                                                                SEC FILE OR       REGISTRATION
                                                                                REGISTRATION       STATEMENT       EXHIBIT
                  EXHIBITS                                                        NUMBER           OR REPORT       NUMBER
                  --------                                                        ------           ---------       ------
              Revenue Refunding Bonds, Series 1991, 1991A and 1991B) dated as of December 9, 1994, among the Company, various financial
              institutions, Swiss Bank Corporation, New York Branch, as Issuer
              of the Letters of Credit, and Swiss Bank Corporation, New York
              Branch, as Agent, relating to Exhibits 10(i), 10(j) and 10(k)
    10(j)   Reimbursement Agreement (Parish of DeSoto,                           1-5663            10-Q(6/91)       4(b)
              State of Louisiana Adjustable Tender Pollution
              Control Revenue Refunding Bonds, Series
              1991A) dated as of May 29, 1991, among the
              Company, various financial institutions,
              Swiss Bank Corporation and The First
              National Bank of Chicago
    10(j)(1)Remarketing Agreement (Parish of DeSoto, State of                    1-5663            10-Q(9/94)      10(b)
              Louisiana Adjustable Tender Pollution Control
              Revenue Refunding Bonds, Series 1991A) dated as
              of July 19, 1994, between the Company and
              PaineWebber Incorporated
    10(j)(2)Tender Agreement (Parish of DeSoto, State of                         1-5663            10-K(1991)      10(aa)(2)
              Louisiana Adjustable Tender Pollution Control
              Revenue Refunding Bonds, Series 1991A) dated as
              of May 1, 1991, among First National Bank of
              Commerce, as Trustee, the Company, The
              First National Bank of Chicago, as Tender Agent
              and Registrar, Smith Barney, Harris Upham &
              Co. Incorporated, as Remarketing Agent, and
              Swiss Bank Corporation, as Bank
    10(k)   Reimbursement Agreement (Parish of DeSoto,                           1-5663            10-Q(6/91)       4(c)
              State of Louisiana Adjustable Tender
              Pollution Control Revenue Refunding Bonds, Series 1991B) dated as of May 29, 1991, among the Company, various financial
              institutions, Swiss Bank Corporation and The First National Bank
              of Chicago
    10(k)(1)Remarketing Agreement (Parish of DeSoto, State of Louisiana          1-5663            10-Q(9/94)       10(c)
              Adjustable Tender Pollution Control Revenue Refunding Bonds,
              Series 1991B) dated as of July 19, 1994, between the Company and
              PaineWebber Incorporated
    10(k)(2)Tender Agreement (Parish of DeSoto, State of Louisiana Adjustable    1-5663            10-K(1991)       10(bb)(2)
              Tender Pollution Control Revenue Refunding Bonds, Series 1991B)
              dated as of May 1, 1991, among First National Bank of Commerce,

                                                                                SEC FILE OR       REGISTRATION
                                                                                REGISTRATION       STATEMENT       EXHIBIT
                  EXHIBITS                                                        NUMBER           OR REPORT       NUMBER
                  --------                                                        ------           ---------       ------
              as Trustee, the Company, The First National Bank of
              Chicago, as Tender Agent and Registrar, Smith Barney,
              Harris Upham & Co. Incorporated, as Remarketing Agent,
              and Swiss Bank Corporation, as Bank
    10(l)   Selling Agency Agreement between the Company                         333-02895         S-3(12/10/96)    1
              and Salomon Brothers Inc, Merrill Lynch & Co.,
              Smith Barney Inc. and First Chicago Capital Markets, Inc.
              dated as of December 12, 1996
    10(m)   401(k) Savings and Investment Plan ESOP                              1-5663            10-Q(3/91)       4(a)
              Trust Agreement dated as of April 2, 1991,
              between State Street Bank and Trust
              Company and the Company
    10(m)(1)First Amendment to 401(k) Savings and Investment                     1-5663            10-K(1995)
              Plan ESOP Trust Agreement dated as of July 30, 1993, between
              State Street Bank and Trust Company and the Company
*  11       Computation of Net Income Per Common Share
*  12       Computation of Earnings to Fixed Charges and Earnings
              to Combined Fixed Charges and Preferred Stock Dividends
*  13       Management's Discussion and Analysis of Financial
              Condition and Results of Operations, Consolidated
              Financial Statements and Notes and Report of
              Independent Accountants
*  23       Consent of Independent Accountants
*  24       Power of Attorney from each Director of the Company
              whose signature is affixed to this Form 10-K
              for the year ended December 31, 1996
*  27       Financial Data Schedule UT

14(b)  Reports on Form 8-K

     During the three-month period ended December 31, 1996, the Company filed no Current Reports on Form 8-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Central Louisiana Electric Company, Inc.:


Our report on the consolidated financial statements of Central Louisiana Electric Company, Inc. has been incorporated by reference in this Form 10-K from page 30 of the 1996 Annual Report to Shareholders of Central Louisiana Electric Company, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) on page 22 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                            COOPERS & LYBRAND L.L.P.


New Orleans, Louisiana
January 29, 1997

                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1996, 1995 and 1994
                                 (In thousands)

-------------------------------------------------------------------------------------------------------------
         COL. A                             COL. B            COL. C            COL. D           COL. E
-------------------------------------------------------------------------------------------------------------

                                                              ADDITIONS         UNCOLLECTIBLE
                                            BALANCE AT        CHARGED TO          ACCOUNTS        BALANCE AT
                                            BEGINNING         COSTS AND          WRITE-OFFS,          END
 ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS       OF PERIOD         EXPENSES         LESS RECOVERIES   OF PERIOD (1)

--------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996                  $538              $887               $744              $681
Year Ended December 31, 1995                  $444              $817               $723              $538
Year Ended December 31, 1994                  $537              $442               $535              $444
--------------------------------------------------------------------------------------------------------------

-----------------------
(1)  Deducted in the balance sheet.

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

Date:  March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                                 TITLE                               DATE
      ---------                                 -----                               ----
GREGORY L. NESBITT          President, Chief Executive Officer and Director
(Gregory L. Nesbitt)           (Principal Executive Officer and                   March 27, 1997
                                  Principal Financial Officer)


JOHN L. BALTES, JR.                        Controller
(John L. Baltes, Jr.)             (Principal Accounting Officer)                  March 27, 1997



       SHERIAN G. CADORIA        )
                                 )
       J. PATRICK GARRETT        )
                                 )
       F. BEN JAMES, JR.         )
                                 )
       HUGH J. KELLY             )
                                 )
       A. DELOACH MARTIN, JR.    )
                                 )---- DIRECTORS*
       ROBERT T. RATCLIFF        )
                                 )
       EDWARD D. SIMMONS         )
                                 )
       WILLIAM H. WALKER, JR.    )
                                 )
       ERNEST L. WILLIAMSON      )





       *BY:  GREGORY L. NESBITT
             (Gregory L. Nesbitt, as                                              March 27, 1997
             Attorney-in-Fact)

                                      31

                              INDEX TO EXHBITS
                              ----------------

EXHIBIT
NUMBER                   DESCRIPTION
------                   ------------

11       Computation of Net Income Per Common Share

12       Computation of Earnings to Fixed Charges and Earnings
           to Combined Fixed Charges and Preferred Stock Dividends

13       Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Consolidated
           Financial Statements and Notes and Report of
           Independent Accountants

23       Consent of Independent Accountants

24       Power of Attorney from each Director of the Company
           whose signature is affixed to this Form 10-K
           for the year ended December 31, 1996

27       Financial Data Schedule UT