Form 10-Q
period 1997-03-31
CENTRAL LOUISIANA ELECTRIC CO INC
filed 1997-05-15
CIK 18672

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                 FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997    Commission file number 1-5663

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

                            Yes   X     No

     As of May 1, 1997 there were 22,459,656 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                               TABLE OF CONTENTS


                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

 Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .       1
           Report of Independent Accountants. . . . . . . . . . . .       2
           Consolidated Statements of Income. . . . . . . . . . . .       3
           Consolidated Balance Sheets. . . . . . . . . . . . . . .       4
           Consolidated Statements of Cash Flows. . . . . . . . . .       6
           Note to Consolidated Financial Statements. . . . . . . .       7
 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations
           Disclosure Regarding Forward-Looking Statements. . . . .       8
           Results of Operations. . . . . . . . . . . . . . . . . .       8
           Financial Condition. . . . . . . . . . . . . . . . . . .      10

PART II.  OTHER INFORMATION

 Item 4.  Submission of Matters To A Vote of Security Holders . . .      12

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .      12

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .      14

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

                                   PART I

                            FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

     The consolidated financial statements for Central Louisiana Electric Company, Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of the Company's business, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K).

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

Coopers                                           certified public accountants
& Lybrand L.L.P.                                  a professional services firm


                      REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Central Louisiana Electric Company, Inc.:

We have made a review of the consolidated balance sheet of Central Louisiana Electric Company, Inc. as of March 31, 1997, and the related consolidated statements of income and cash flows for the three-month periods ended
March 31, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996 and the related consolidated statements of income, cash flows and changes in common shareholders' equity for the year then ended (not present herein); and in our report dated January 29, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


COOPERS & LYBRAND, L.L.P.
New Orleans, Louisiana
April 25, 1997


                  CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    For the three months ended March 31
                               (Unaudited)


                                            (In thousands, except share and
                                                   per share amounts)
                                                1997               1996
                                             ----------         ----------
OPERATING REVENUES                           $   97,668         $   98,606
                                             ----------         ----------

OPERATING EXPENSES
  Fuel used for electric generation              27,080             21,962
  Power purchased                                12,910             17,139
  Other operation                                13,282             14,022
  Maintenance                                     5,795              4,905
  Depreciation                                   11,338             10,827
  Taxes other than income taxes                   8,622              7,390
  Federal and state income taxes                  3,843              5,614
                                             ----------         ----------
                                                 82,870             81,859
                                             ----------         ----------
OPERATING INCOME                                 14,798             16,747

Allowance for other funds used during
  construction                                        2                133
Other income and expenses, net                      134                170
                                             ----------         ----------
INCOME BEFORE INTEREST CHARGES                   14,934             17,050

Interest charges, including amortization of
  debt expense, premium and discount              7,249              7,279
Allowance for borrowed funds used during
  construction                                      159               (259)
                                             ----------         ----------
NET INCOME                                        7,526             10,030

Preferred dividend requirements, net                524                514
                                             ----------         ----------
NET INCOME APPLICABLE TO COMMON STOCK        $    7,002         $    9,516
                                             ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
  Primary                                    22,463,986         22,448,584
  Fully diluted                              23,863,533         23,856,480

EARNINGS PER SHARE
  Primary                                         $0.31              $0.42
  Fully diluted                                   $0.31              $0.41

CASH DIVIDENDS PAID PER SHARE                     $0.385             $0.375

The accompanying note is an integral part of the consolidated financial statements.


                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)


                                                        (In thousands)
                                        March 31, 1997        December 31, 1996
                                      ------------------      -----------------
                   ASSETS
Utility plant
  Property, plant and equipment            $   1,386,568      $      1,379,035
  Accumulated depreciation                      (485,668)             (475,212)
                                           -------------      ----------------
                                                 900,900               903,823
  Construction work-in-progress                   52,297                49,075
                                           -------------      ----------------
     Total utility plant, net                    953,197               952,898
                                           -------------      ----------------
Investments and other assets                       8,476                 8,488
                                           -------------      ----------------
Current assets
  Cash and cash equivalents                       17,537                20,307
  Accounts receivable, net                        42,763                43,912
  Unbilled revenues                                8,992                11,193
  Fuel inventory, at average cost                  8,421                 9,366
  Materials and supplies
     inventory, at average cost                   16,458                17,029
  Prepayments and other current assets             2,484                 2,505
                                           -------------      ----------------
     Total current assets                         96,655               104,312
                                           -------------      ----------------

Prepayments                                        8,827                 8,683
Regulatory assets - deferred taxes               103,839               103,839
Other deferred charges                            69,794                69,320
Accumulated deferred federal and
  state income taxes                              75,587                74,231
                                           -------------      ----------------
     TOTAL ASSETS                          $   1,316,375      $      1,321,771
                                           =============      ================

The accompanying note is an integral part of the consolidated financial statements.

                            (Continued on next page)



                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (Unaudited)


                                                       (In thousands,
                                                    except share amounts)
                                        March 31, 1997        December 31, 1996
                                      ------------------      -----------------

      CAPITALIZATION AND LIABILITIES
Common shareholders' equity
  Common stock, $2 par value, authorized
  50,000,000 shares, issued 22,760,154
  and 22,760,154 shares at March 31, 1997
  and December 31, 1996, respectively       $     45,520      $         45,520
  Premium on capital stock                       113,705               113,702
Retained earnings                                238,769               240,414
Treasury stock at cost, 301,598 and
   307,577 shares at March 31, 1997
   and December 31, 1996, respectively            (6,121)               (6,242)
                                           -------------      ----------------
                                                 391,873               393,394
                                           -------------      ----------------
Preferred stock, cumulative, $100 par value
  Not subject to mandatory redemption             30,155                30,280
  Deferred compensation related to
     preferred stock held by ESOP                (19,649)              (20,751)
                                           -------------      ----------------
                                                  10,506                 9,529
  Subject to mandatory redemption                  6,300                 6,372
                                           -------------      ----------------
                                                  16,806                15,901
                                           -------------      ----------------
Long-term debt, net                              325,869               340,859
                                           -------------      ----------------
  Total capitalization                           734,548               750,154
                                           -------------      ----------------
Current liabilities
  Short-term debt                                 80,190                65,161
  Long-term debt due within one year              30,000                15,000
  Accounts payable                                23,014                50,022
  Customer deposits                               19,746                19,761
  Taxes accrued                                   15,079                 5,806
  Interest accrued                                 2,214                 7,521
  Accumulated deferred fuel                        4,956                 2,168
  Other current liabilities                        2,810                 3,252
                                           -------------      ----------------
    Total current liabilities                    178,009               168,691
                                           -------------      ----------------
Deferred credits
  Accumulated deferred federal and state
     income taxes                                282,040               281,684
  Accumulated deferred investment tax
     credits                                      30,916                31,364
  Regulatory liabilities - deferred taxes         60,058                60,058
  Other deferred credits                          30,804                29,820
                                           -------------      ----------------
    Total deferred credits                       403,818               402,926
                                           -------------      ----------------
   TOTAL CAPITALIZATION AND LIABILITIES    $   1,316,375      $      1,321,771
                                           =============      ================

The accompanying note is an integral part of the consolidated financial statements.


                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31
                                 (Unaudited)


                                                           (In thousands)
                                                         1997           1996
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $    7,525     $  10,030
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation and amortization                        11,783        11,131
     Allowance for funds used during construction            161          (392)
     Amortization of investment tax credits                 (448)         (452)
     Deferred income taxes                                  (996)        1,526
     Deferred fuel costs                                   2,788        (1,689)
     Gain on disposition of utility plant, net                (1)           (2)
  Changes in assets and liabilities
     Accounts receivable, net                              1,149         2,755
     Unbilled revenues                                     2,201           409
     Fuel inventory, materials and supplies                1,516        (2,320)
     Accounts payable                                    (27,008)      (19,111)
     Customer deposits                                       (15)          161
     Other deferred accounts                                (721)         (143)
     Taxes accrued                                         9,273         9,379
     Interest accrued                                     (5,307)       (5,630)
  Other, net                                               1,523        (1,011)
                                                      ----------    ----------
     Net cash provided by operating activities             3,423         4,641
                                                      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to utility plant                             (11,884)      (10,761)
  Allowance for funds used during construction              (161)          392
  Sale of utility plant                                       62           153
  Purchase of investments                                                 (100)
  Sale of investments                                                      271
                                                      ----------    ----------
     Net cash used in investing activities               (11,983)      (10,045)
                                                      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                     3            66
  Redemption of preferred stock                              (72)
  Issuance of long-term debt                                            25,000
  Increase (decrease) in short-term debt, net             15,029       (11,090)
  Dividends paid on common and preferred stock, net       (9,170)      (8,929)
                                                      ----------    ----------
     Net cash provided by financing activities             5,790        5,047
                                                      ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (2,770)        (357)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          20,307       20,621
                                                      ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   17,537    $   20,264
                                                      ==========    ==========

Supplementary cash flow information
   Interest paid (net of amount capitalized)          $   12,491    $   12,697
                                                      ==========    ==========
   Income taxes paid                                  $    1,500    $        0
                                                      ==========    ==========

The accompanying note is an integral part of the consolidated financial statements.

                                     6

                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note A.  Contingencies

Teche Electric Cooperative, Inc.
--------------------------------


In February 1995, Teche Electric Cooperative, Inc. (Teche) and the Company executed a Purchase and Sale Agreement (Agreement). The Agreement calls for the purchase of all the assets of Teche by the Company for a purchase price, including the Company's assumption or other discharge of Teche's liabilities, of approximately $22.4 million. On March 24, 1997, the board of directors of Teche voted to extend the Agreement with the Company for an additional twelve months until March 31, 1998, to allow for the Teche wholesale power contract with Cajun Electric Power Cooperative, Inc. (Cajun) to be resolved through Cajun's bankruptcy process. Consummation of the acquisition is subject to a number of conditions, including approval by the Louisiana Public Service Commission (LPSC), the Rural Utilities Service (RUS) and other governmental agencies, successful resolution of Teche's wholesale power supply contract with Cajun and certain other conditions. See Item 5 in Part II of this Report for additional information relating to the proposed Teche acquisition and the Cajun bankruptcy proceeding.

                     CENTRAL LOUISIANA ELECTRIC COMPANY, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Company's 1996 Form 10-K, the financial statements and notes contained in Item 8 of the Company's 1996 Form 10-K and the interim financial statements and note thereto contained elsewhere in this Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

   This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report, including, without limitation, the statements under "-Financial Condition - Regulatory Matters" and Note A to the Consolidated Financial Statements located elsewhere in this Report regarding the Company's proposed Teche acquisition, the effect of certain recently proposed legislation, the effect of certain recent Federal Energy Regulatory Commission (FERC) regulations and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Such risks and uncertainties include, without limitation, the effects of competition in the power industry, legislative and regulatory changes affecting electric utilities, fluctuations in the weather and changes in general economic and business conditions, as well as other factors discussed in this and the Company's other filings with the Securities and Exchange Commission (Cautionary Statements). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

   Net income applicable to common stock totaled $7.0 million for the three-month period ended March 31, 1997, as compared to $9.5 million for the corresponding period in 1996. Net income per primary average common share was $0.31 for the three-month period ended March 31, 1997, as compared to $0.42 per share for the same period in 1996. The following principal factors contributed to these results:

Operating revenues for the three months ended March 31, 1997 decreased $0.9 million, or 1.0%, as compared to the same period in 1996, primarily due to a decrease in base revenues, partially offset by an increase in fuel cost recovery revenues. For the three months ended March 31, 1997, fuel cost recovery revenues were $1.0 million, or 2.6%, higher than the same period in 1996. The increase in fuel cost recovery revenues is related to higher natural gas prices in the first quarter of 1997, which resulted in higher generation costs as compared to prices in effect and resulting generation costs during the first quarter of 1996. Changes in fuel cost have historically had no effect on net income, as fuel costs are currently recovered through a fuel cost adjustment clause that enables the Company to pass on to customers substantially all changes in the cost of generating fuel and purchased power. These adjustments are audited monthly and regulated by the LPSC (about 99% of the total fuel cost adjustment) while the remaining portion, regulated by the FERC, is audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

Base revenues decreased $1.9 million for the three months ended March 31, 1997, as compared to the corresponding period in 1996. This decrease is attributable to a decline in kilowatt-hour sales to residential and commercial customers resulting partially from a warmer-than-normal winter in the first quarter of 1997 as compared to a colder-than-normal winter in 1996. Base revenues were also affected by the $3.0 million annual reduction of the Company's annual base rate tariff for electric service effective November 1, 1996, as part of the October 1996 LPSC earnings review settlement. For the quarter ended
March 31, 1997, kilowatt-hour sales to regular customers decreased 0.4%, compared with the same period in 1996. Residential kilowatt-hour sales decreased 2.6%, commercial sales declined 4.0%, while sales to industrial customers increased by 4.4%, compared with the first quarter of 1996.

Operating expenses increased $1.0 million, or 1.2%, for the three months ended March 31, 1997, compared to the same period in 1996. This increase in operating expenses is primarily attributable to an increase in fuel and purchased power costs, maintenance expenses, and taxes other than income taxes, partially offset by a decrease in federal and state income taxes. During the three months ended March 31, 1997, the increase in fuel used for electric generation is attributable to the higher cost of natural gas and an increase in internal generation, compared to the same period in 1996. Internal generation increased during the first quarter of 1997, compared to the first quarter of 1996, as a result of a shorter scheduled spring 1997 outage for the Company's lignite unit. The Company purchases electric energy from other utilities when the price of energy purchased is less than the cost to the Company to generate such energy from its own facilities. For the quarter ended March 31, 1997, 31% of the Company's energy requirements were met with purchased power, compared to 40% during the first quarter of 1996. The decrease in purchased power resulted from a shorter spring 1997 maintenance outage of the Company's lignite generating unit as compared to the spring 1996 maintenance outage on the same unit. The $0.9 million increase in maintenance expenses resulted from an increase in right-of-way reclearing activities by the Company during the three months ended March 31, 1997, compared to the same period in 1996. Taxes other than income taxes increased $1.2 million for the first quarter of 1997 compared to the corresponding period in 1996, primarily as a result of an additional property tax accrual for the expiration of a ten-year tax exemption on one of the Company's generating stations. Federal and state income taxes decreased $1.8 million for the first quarter of 1997 compared to the same period in 1996 as a result of lower taxable income in 1997.

FINANCIAL CONDITION

Liquidity and Capital Resources

   At March 31, 1997 and 1996, the Company had $80.2 million and $12.0 million, respectively, of short-term debt outstanding in the form of commercial paper borrowings and bank loans. Much of this increase was due to the utilization of short-term debt to replace the sale of accounts receivable program described below. Because of the termination of the receivables program during the quarter ended March 31, 1997, the Company increased the amount of short-term debt it could borrow by putting in place an additional $25 million revolving credit facility with a scheduled termination date of March 19, 1998. An existing $100 million revolving credit facility is scheduled to terminate on June 15, 2000. Both facilities provide support for the issuance of commercial paper and working capital needs. Uncommitted lines of credit with banks totaling $20 million are also available to support working capital needs. Additionally, at March 31, 1997, an unregulated consolidated subsidiary of the Company had $13.8 million of cash and temporary cash investments in securities with original maturities of 90 days or less.

At December 31, 1996, the Company had reduced to zero the amount of receivables that had been sold under a program which allowed it to sell, on an ongoing basis, up to $35 million of eligible accounts receivable. During the quarter ended March 31, 1997, the Company terminated the accounts receivable program.

On April 8, 1997, the Company issued $15 million of unsecured, noncallable, medium-term notes, which are due April 9, 2007, at an interest rate of 7.50%. The notes were issued to refinance $15 million of medium-term notes with a weighted average interest rate of 9.14%, which will mature on June 30, 1997. In the interim, proceeds from the issuance of the notes were used to reduce short-term debt. Subsequent to the issuance of these notes, the Company has $165 million of debt issuance capability remaining under its medium-term note shelf registration statement on file with the Securities and Exchange Commission.

Regulatory Matters

Wholesale Electric Competition
------------------------------

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


The FERC issued Order No. 888-A on March 4, 1997, which affirmed the basic provisions of Order No. 888, but clarified several technical issues related to the implementation of Order No. 888. Order No. 888-A specified that all transmission owners were to revise their existing, pro forma, open access transmission tariffs and standards of conduct thereunder by July 14, 1997 to comply with the clarifications.

The Company has three wholesale customers, which represented 0.9% of its sales to regular customers for the twelve months ended March 31, 1997. Management cannot predict what, if any, effects Orders No. 888 and 888-A may have on wholesale prices in the Company's service area.

Retail Electric Competition
---------------------------

   The LPSC has set a general docket, number U-21453, to investigate whether retail choice is in the best interests of Louisiana electric utility consumers. In March 1997, the LPSC consolidated all pre-existing, separate company dockets that involved issues of retail customer choice into the general docket. In addition, the LPSC set a tentative schedule of events in the general docket, which calls for conferences and public hearings during the summer of 1997, with a LPSC staff report and recommendations on the desirability of retail choice to be provided to the LPSC in the fall of 1997.

Various federal and state legislative and regulatory bodies are considering a number of issues in addition to those discussed above that will shape the future of the electric utility industry. Such issues include deregulation of retail electricity sales; the ability of electric utilities to recover stranded costs; the repeal or modification of the Public Utility Holding Company Act of 1935; the unbundling of vertically integrated electric utility companies into separate business segments or companies (i.e., generation, transmission, distribution and retail energy services); the role of electric utilities, independent power producers and competitive bidding in the construction and operation of new generating capacity; and the pricing of transmission service on an electric utility's transmission system. The Company is unable to predict the outcome of such issues or their effect on the Company's financial position, results of operations or cash flows at this time.

                                   PART II

                              OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Shareholders of the Company was held on April 25, 1997, in Pineville, Louisiana.

    (b) Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees, and all nominees listed in the Proxy Statement were elected.

    (c) The following is a tabulation of the votes cast upon each of the proposals presented at the Annual Meeting of Shareholders of the Company on April 25, 1997:

      (1) Election of Directors:

                                                                   Broker
      Class III Directors          For            Withheld        Non-Votes
      -------------------       ----------     ------------      -----------
      J. Patrick Garrett        20,147,271        130,415             0
      F. Ben James, Jr.         20,140,102        128,404             0
      A. DeLoach Martin, Jr.    20,138,015        138,771             0


      (2) Approval of the appointment of Coopers & Lybrand L.L.P. as the Company's auditors for 1997:

                                                        Broker
            For           Against       Abstain        Non-Votes
           -----         ---------     ---------      -----------
         20,077,242       106,989        93,455             0



Item 5.  OTHER INFORMATION

New Accounting Standard

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS No. 128 Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997. The Company does not believe the effect of adopting this statement will have a material impact on the Company.

New Director

   At the April 25, 1997 board of directors' meeting, the board of directors elected Richard B. Crowell of Alexandria, Louisiana as a Class I director of the Company whose term expires at the Company's 1998 annual meeting of shareholders. Mr. Crowell is a partner in the law firm of Crowell & Owens in Alexandria. He is also a director of Whitney National Bank and Whitney Holding Corporation, New Orleans.

Cajun Electric Power Cooperative, Inc. (Cajun)

   The Company and Teche have entered into the Agreement whereby the Company would purchase all of Teche's assets. See Note A to the Consolidated Financial Statements included in Part I of this Report. Cajun, which provides power to Louisiana's electric distribution cooperatives, including Teche, has been in bankruptcy since December 1994. Three competing plans of reorganization have been filed with the bankruptcy court, including a plan sponsored by the court-appointed Cajun trustee. Each of the alternative plans includes a provision for the assignment of Teche's wholesale power supply contract to the Company or the substitution of a new wholesale power contract between Cajun and the Company. This provision is subject to a number of approvals, including confirmation by the bankruptcy court.

In April 1997, the RUS, Cajun, Teche and the Company filed a joint motion to dismiss (Joint Motion to Dismiss) Motions for Enforcement of Automatic Stay that had previously prevented the Company from consummating the acquisition of Teche in the event all necessary approvals were received. As part of the agreement to file the Joint Motion to Dismiss, the RUS, Teche and the Company signed a Memorandum of Understanding (MOU) requiring, among other things, that prior to the acquisition of Teche, the Company shall have negotiated and entered into an interim power purchase agreement with Cajun's bankruptcy trustee, reasonably acceptable to the RUS, that provides Cajun's bankruptcy estate with an economic benefit equivalent to that of Teche's current wholesale power supply contract with Cajun. Also, the Company agreed in the MOU not to engage, subject to some limited exceptions, in unsolicited or hostile attempts to acquire any other electric cooperative in Louisiana, for a period of at least ten years. The dismissal of the Motions for Enforcement of Automatic Stay allows the Company to proceed to satisfy the conditions precedent to consummating the acquisition of Teche contained in the Agreement. Such conditions include, among others, approval by the LPSC, the RUS and certain other governmental agencies, and the expiration or termination of the applicable periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The Company will continue to work with the bankruptcy trustee for the successful resolution of an interim power purchase agreement. At this time, the Company is unable to predict whether and when it will ultimately be successful in acquiring Teche.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              3 Amended and Restated Bylaws of the Company, as amended to April 25, 1997

              4 $25,000,000 Loan Agreement By and Between Whitney National Bank and the Company, dated March 20, 1997

             11 Computation of Net Income Per Common Share for the three months ended March 31, 1997 and March 31, 1996

             12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended March 31, 1997

             15 Awareness letter, dated May 14, 1997, from Coopers & Lybrand L.L.P. regarding review of the unaudited interim financial statements

             27    Financial Data Schedule

          (b) Reports on Form 8-K

              During the three-month period ended March 31, 1997, the Company filed no Current Reports on Form 8-K.

                                 SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.


                                                  (Registrant)



                              BY:      /s/  John L. Baltes, Jr.
                                     __________________________________

                                           John L. Baltes, Jr.
                                               Controller
                                       (Chief Accounting Officer)

Date: May 15, 1997