Form 10-Q
period 1997-06-30
CENTRAL LOUISIANA ELECTRIC CO INC
filed 1997-08-14
CIK 18672

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                 FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997   Commission file number 1-5663

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

                            Yes   X     No

     As of August 1, 1997 there were 22,459,656 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                               TABLE OF CONTENTS


                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

 Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .       1
           Report of Independent Accountants. . . . . . . . . . . .       2
           Consolidated Statements of Income. . . . . . . . . . . .       3
           Consolidated Balance Sheets. . . . . . . . . . . . . . .       5
           Consolidated Statements of Cash Flows. . . . . . . . . .       7
           Notes to Consolidated Financial Statements . . . . . . .       8
 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations
           Disclosure Regarding Forward-Looking Statements. . . . .       9
           Results of Operations. . . . . . . . . . . . . . . . . .       9
           Financial Condition. . . . . . . . . . . . . . . . . . .      12

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceeding  . . . . . . . . . . . . . . . . . . . .      14

 Item 4.  Submission of Matters To A Vote of Security Holders . . .      14

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .      15

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .      17

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

                                   PART I

                            FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

     The consolidated financial statements for Central Louisiana Electric Company, Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of the Company's business, the results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K).

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

Coopers                                           certified public accountants
& Lybrand L.L.P.                                  a professional services firm


                      REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Central Louisiana Electric Company, Inc.:

We have made a review of the consolidated balance sheet of Central Louisiana Electric Company, Inc. as of June 30, 1997, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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



New Orleans, Louisiana
July 25, 1997


                  CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    For the three months ended June 30
                               (Unaudited)


                                            (In thousands, except share and
                                                   per share amounts)
                                                1997               1996
                                             ----------         ----------
OPERATING REVENUES                           $  105,324         $  113,303
                                             ----------         ----------

OPERATING EXPENSES
  Fuel used for electric generation              27,887             32,013
  Power purchased                                 8,696             11,793
  Other operation                                16,833             17,516
  Restructuring charge                            1,891
  Maintenance                                     5,969              5,522
  Depreciation                                   11,374             10,502
  Taxes other than income taxes                   8,369              7,578
  Federal and state income taxes                  5,846              6,813
                                             ----------         ----------
                                                 86,865             91,737
                                             ----------         ----------
OPERATING INCOME                                 18,459             21,566

Allowance for other funds used during
  construction                                      124                171
Other income and expenses, net                     (106)               116
                                             ----------         ----------
INCOME BEFORE INTEREST CHARGES                   18,477             21,853

Interest charges, including amortization of
  debt expense, premium and discount              7,277              7,633
Allowance for borrowed funds used during
  construction                                      (69)              (323)
                                             ----------         ----------
NET INCOME                                       11,269             14,543

Preferred dividend requirements, net                525                517
                                             ----------         ----------
NET INCOME APPLICABLE TO COMMON STOCK        $   10,744         $   14,026
                                             ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
  Primary                                    22,465,649         22,452,321
  Fully diluted                              23,864,412         23,856,843

EARNINGS PER SHARE
  Primary                                         $0.48              $0.63
  Fully diluted                                   $0.47              $0.61

CASH DIVIDENDS PAID PER SHARE                     $0.395             $0.385

The accompanying notes are an integral part of the consolidated financial statements.


                  CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                      For the six months ended June 30
                               (Unaudited)


                                          (In thousands, except share and
                                                 per share amounts)
                                              1997               1996
                                           ----------         ----------
OPERATING REVENUES                         $  202,992         $  212,345
                                           ----------         ----------

OPERATING EXPENSES
  Fuel used for electric generation            54,967             53,975
  Power purchased                              21,606             28,932
  Other operation                              30,115             31,974
  Restructuring charge                          1,891
  Maintenance                                  11,764             10,427
  Depreciation                                 22,712             21,329
  Taxes other than income taxes                16,991             14,968
  Federal and state income taxes                9,689             12,427
                                           ----------         ----------
                                              169,735            174,032
                                           ----------         ----------
OPERATING INCOME                               33,257             38,313

Allowance for other funds used during
  construction                                    126                304
Other income and expenses, net                     28                286
                                           ----------         ----------
INCOME BEFORE INTEREST CHARGES                 33,411             38,903

Interest charges, including amortization of
  debt expense, premium and discount           14,526             14,912
Allowance for borrowed funds used during
  construction                                     90               (582)
                                           ----------         ----------
NET INCOME                                     18,795             24,573

Preferred dividend requirements, net            1,049              1,031
                                           ----------         ----------
NET INCOME APPLICABLE TO COMMON STOCK      $   17,746         $   23,542
                                           ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
  Primary                                  22,464,789         22,450,430
  Fully diluted                            23,864,280         23,856,668

EARNINGS PER SHARE
  Primary                                       $0.79              $1.05
  Fully diluted                                 $0.78              $1.02

CASH DIVIDENDS PAID PER SHARE                   $0.78              $0.76

The accompanying notes are an integral part of the consolidated financial statements.


                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)


                                                    (In thousands)
                                         June 30, 1997      December 31, 1996
                                         -------------      -----------------
                   ASSETS
Utility plant
  Property, plant and equipment          $   1,398,047       $      1,379,035
  Accumulated depreciation                    (494,623)              (475,212)
                                         -------------       ----------------
                                               903,424                903,823
  Construction work-in-progress                 51,949                 49,075
                                         -------------       ----------------
     Total utility plant, net                  955,373                952,898
                                         -------------       ----------------
Investments and other assets                     2,815                  8,488
                                         -------------       ----------------
Current assets
  Cash and cash equivalents                     17,303                 20,307
  Accounts receivable, net                      45,479                 43,912
  Unbilled revenues                             14,325                 11,193
  Fuel inventory, at average cost                8,958                  9,366
  Materials and supplies
     inventory, at average cost                 16,003                 17,029
  Prepayments and other current assets           2,478                  2,505
                                         -------------       ----------------
     Total current assets                      104,546                104,312
                                         -------------       ----------------

Prepayments                                      8,752                  8,683
Regulatory assets - deferred taxes             102,894                103,839
Other deferred charges                          69,420                 69,320
Accumulated deferred federal and
  state income taxes                            76,086                 74,231
                                         -------------       ----------------
     TOTAL ASSETS                        $   1,319,886       $      1,321,771
                                         =============       ================

The accompanying notes are an integral part of the consolidated financial statements.

                            (Continued on next page)



                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (Unaudited)


                                                     (In thousands,
                                                  except share amounts)
                                            June 30, 1997    December 31, 1996
                                            -------------    -----------------

      CAPITALIZATION AND LIABILITIES
Common shareholders' equity
  Common stock, $2 par value, authorized
  50,000,000 shares, issued 22,761,254
  and 22,760,154 shares at June 30,
  1997 and December 31, 1996, respectively  $     45,522     $          45,520
  Premium on capital stock                       113,721               113,702
Retained earnings                                240,637               240,414
Treasury stock at cost, 301,598 and
   307,577 shares at June 30, 1997
   and December 31, 1996, respectively            (6,121)               (6,242)
                                             -----------         -------------
                                                 393,759               393,394
                                             -----------         -------------
Preferred stock, cumulative, $100 par value
  Not subject to mandatory redemption             30,155                30,280
  Deferred compensation related to
     preferred stock held by ESOP                (19,380)              (20,751)
                                             -----------         -------------
                                                  10,775                 9,529
  Subject to mandatory redemption                  6,260                 6,372
                                             -----------         -------------
                                                  17,035                15,901
                                             -----------         -------------
Long-term debt, net                              340,878               340,859
                                             -----------         -------------
  Total capitalization                           751,672               750,154
                                             -----------         -------------
Current liabilities
  Short-term debt                                 64,343                65,161
  Long-term debt due within one year              15,000                15,000
  Accounts payable                                28,661                50,022
  Customer deposits                               19,799                19,761
  Taxes accrued                                   23,131                 5,806
  Interest accrued                                 7,689                 7,521
  Accumulated deferred fuel                        1,750                 2,168
  Other current liabilities                        3,556                 3,252
                                             -----------         -------------
    Total current liabilities                    163,929               168,691
                                             -----------         -------------
Deferred credits
  Accumulated deferred federal and state
     income taxes                                281,733               281,684
  Accumulated deferred investment tax
     credits                                      30,469                31,364
  Regulatory liabilities - deferred credits       60,951                60,058
  Other deferred credits                          31,132                29,820
                                             -----------         -------------
    Total deferred credits                       404,285               402,926
                                             -----------         -------------
   TOTAL CAPITALIZATION AND LIABILITIES      $ 1,319,886         $   1,321,771
                                             ===========         =============

The accompanying notes are an integral part of the consolidated financial statements.


                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the six months ended June 30
                                (Unaudited)


                                                           (In thousands)
                                                         1997           1996
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $   18,795     $  24,573
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation and amortization                        23,607        21,884
     Allowance for funds used during construction             36          (886)
     Amortization of investment tax credits                 (895)         (904)
     Deferred income taxes                                    51         1,901
     Deferred fuel costs                                    (418)       (1,736)
     Restructuring charge                                  1,891
     (Gain) loss on disposition of utility plant, net        (73)           (2)
  Changes in assets and liabilities
     Accounts receivable, net                             (1,567)       (2,673)
     Unbilled revenues                                    (3,132)       (2,981)
     Fuel inventory, materials and supplies                1,434        (3,273)
     Accounts payable                                    (23,252)      (18,017)
     Customer deposits                                        38           147
     Other deferred accounts                                (985)         (497)
     Taxes accrued                                        17,325        11,188
     Interest accrued                                        168         1,261
  Other, net                                               8,398           227
                                                      ----------    ----------
     Net cash provided by operating activities            41,421        30,212
                                                      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to utility plant                             (25,020)      (26,543)
  Allowance for funds used during construction               (36)          886
  Sale of utility plant                                      240           332
  Purchase of investments                                   (130)         (100)
  Sale of investments                                          1           311
                                                      ----------    ----------
     Net cash used in investing activities               (24,945)      (25,114)
                                                      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                    21            67
  Reacquisition of common stock                                             (2)
  Issuance of long-term debt                              15,000        25,000
  Retirement of long-term debt                           (15,000)
  Decrease in short-term, net                               (818)       (8,087)
  Issuance of preferred stock                                125
  Redemption of preferred stock                             (237)          (40)
  Dividends paid on common and preferred stock,net       (18,571)      (18,086)
                                                      ----------    ----------
     Net cash used in financing activities               (19,480)       (1,148)
                                                      ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (3,004)        3,950
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          20,307        20,621
                                                      ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   17,303    $   24,571
                                                      ==========    ==========

Supplementary cash flow information
   Interest paid (net of amount capitalized)          $   13,584    $   13,328
                                                      ==========    ==========
   Income taxes paid                                  $    2,391    $    4,518
                                                      ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note A.  Reclassification

Certain prior-period amounts have been reclassified to conform with the presentation shown in the current year's financial statements. These reclassifications had no effect on net income applicable to common stock or common shareholders' equity.


Note B.  Contingency

Teche Electric Cooperative, Inc.
--------------------------------

In February 1995, Teche Electric Cooperative, Inc. (Teche) and the Company executed a Purchase and Sale Agreement (Agreement). The Agreement calls for the purchase of all the assets of Teche by the Company for a purchase price, including the Company's assumption or other discharge of Teche's liabilities, of approximately $22.4 million. On March 24, 1997, the board of directors of Teche voted to extend the Agreement with the Company for an additional twelve months until March 31, 1998, to allow for the Teche wholesale power contract with Cajun Electric Power Cooperative, Inc. (Cajun) to be resolved through Cajun's bankruptcy process. Consummation of the acquisition is subject to a number of conditions, including approval by the Louisiana Public Service Commission (LPSC), and successful resolution of Teche's wholesale power supply contract with Cajun. See Item 5 in Part II of this Report for additional information relating to the proposed Teche acquisition and the Cajun bankruptcy proceeding.


Note C.  Restructuring Charge

During the second quarter of 1997, the Company reorganized the electric production section of its generation services. The primary objective of this reorganization was to create a centralized power production maintenance function. Other initiatives included improving power production operations and providing better services to customers. As a result, approximately 30 positions were eliminated resulting in a charge to earnings which is estimated to be $1,891,000 ($1,248,000 on an after-tax basis), consisting mainly of voluntary severance programs offered to eligible employees.

                  CENTRAL LOUISIANA ELECTRIC COMPANY, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Company's 1996 Form 10-K, the financial statements and notes contained in Item 8 of the Company's 1996 Form 10-K and the interim financial statements and notes thereto contained elsewhere in this Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

   This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report, including, without limitation, the statements under "-Financial Condition - Regulatory Matters" and Note B to the Consolidated Financial Statements located elsewhere in this Report regarding the Company's proposed Teche acquisition, the effect of certain recently proposed legislation, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Such risks and uncertainties include, without limitation, the effects of competition in the power industry, legislative and regulatory changes affecting electric utilities, fluctuations in the weather and changes in general economic and business conditions, as well as other factors discussed in this and the Company's other filings with the Securities and Exchange Commission (Cautionary Statements). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1997
----------------------------------------

   Net income applicable to common stock totaled $10.7 million or $0.48 per share for the second quarter of 1997, as compared to $14.0 million or $0.63 per share for the corresponding period in 1996. Net income applicable to common stock for the second quarter of 1997 was affected by a restructuring charge of $1.9 million ($1.2 million net-of-tax) or $0.05 per share. The following principal factors also contributed to these results:

Operating revenues for the quarter decreased $8.0 million or 7.0% compared to the same period in 1996, primarily due to a decrease in fuel cost recovery revenues and a weather-related decrease in kilowatt-hour sales to residential customers. Fuel cost recovery revenues for the second quarter of 1997 were

$6.9 million lower than the second quarter of 1996. This decrease is primarily attributable to lower purchased power costs.

Changes in fuel cost have historically had no effect on net income, as fuel costs are generally recovered through a fuel cost adjustment clause that enables the Company to pass on to customers substantially all changes in the cost of generating fuel and purchased power. These adjustments are audited monthly and are regulated by the LPSC (representing about 99% of the total fuel cost adjustment) while the remaining portion, regulated by the Federal Energy Regulatory Commission (FERC), is audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

Base revenues decreased $1.1 million during the second quarter of 1997 compared to the corresponding period in 1996. The decline in base revenues is attributable to a decrease in kilowatt-hour sales to residential customers, the most weather-sensitive customer class, offset partially by an increase in sales to commercial and industrial customers. The reduced consumption by residential customers was primarily due to a cooler-than-normal spring in 1997. Weather during the second quarter of 1997 was 16% cooler than the second quarter of 1996 and 13% cooler than normal as measured by degree day calculations. Kilowatt-hour sales to regular customers decreased 1.8% from the second quarter of 1996. Base revenues were also affected by the $3.0 million reduction of the Company's annual base rate tariff for electric service effective November 1, 1996, as part of the Company's October 1996 LPSC earnings review settlement. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition - Retail Rates" in
Item 7 of the Company's 1996 Form 10-K for discussion of the settlement.

Operating expenses decreased $4.9 million, or 5.3% during the second quarter of 1997 compared to the same period in 1996. The decrease in operating expenses for the quarter is primarily due to a decrease in fuel and purchased power costs, other operation expenses, and federal and state income taxes; partially offset by a restructuring charge, and an increase in maintenance, depreciation and taxes other than income taxes. The changes in the cost of fuel used for electric generation and purchased power are attributable primarily to fluctuations in the Company's generation mix, fuel costs, availability of economy power and deferral of expenses for recovery from customers through fuel adjustment clauses in subsequent months, as compared to the same period in 1996. The Company purchases electric energy from other electric power generators when the price of the energy purchased is less than the cost to the Company of generating such energy from its own facilities. Twenty percent of the Company's energy requirements were met with purchased power, compared to 27% for the corresponding period in 1996. Other operation expenses decreased $0.7 million, or 3.9%, compared to the same period in 1996, primarily due to the decrease in the employee incentive plan expense. Federal and state income taxes decreased $1.0 million compared to the same period in 1996 as a result of lower taxable income in 1997. A restructuring of the Company's generation services business resulted in a one-time pre-tax charge of $1.9 million related to severance payments. Maintenance expense increased $0.4 million, or 8.1%, compared to the same period in 1996, as a result of an increase in right-of-way reclearing activities by the Company. Depreciation expense increased $0.9 million compared to the same period in 1996, primarily due to the additions to the Company's energy control center being placed into service in late 1996. Taxes other than income taxes increased $0.8 million compared to the same period in 1996, primarily resulting from the expiration of a ten year property tax exemption on a lignite-fired electric generating unit built in 1986.
See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Nonfuel Operating Expenses and Income Taxes" in Item 7 of the Company's 1996 Form 10-K for a discussion of the expiration of the property tax exemption.

For the Six Months Ended June 30, 1997
--------------------------------------

   Net income applicable to common stock totaled $17.7 million or $0.79 per share for the first six months of 1997, as compared to $23.5 million or $1.05 per share for the same period in 1996. The following principal factors contributed to these results:

Operating revenues for the first six months of 1997 decreased $9.3 million or 4.4% compared to the same period in 1996, partially due to a decline in fuel cost recovery revenues and a decrease in kilowatt-hour sales to residential customers. Fuel cost recovery revenues were $5.9 million lower than the fuel cost recovery revenues for the same period in 1996. The decrease in fuel cost recovery revenues is primarily attributable to lower purchased power costs.

Base revenues decreased $3.4 million for the first six months of 1997 compared to the corresponding period in 1996. The decline in base revenues is attributable to a 6.3% decrease in kilowatt-hour sales to residential customers, the most weather-sensitive of the Company's customers, offset partially by a 1.5% increase in sales to commercial customers and a 3.8% increase in sales to industrial customers. The reduced consumption by residential customers is primarily due to a cooler-than-normal spring of 1997, and a warmer-than-normal winter in the first quarter of 1997. Kilowatt-hour sales to regular customers decreased 1.1% from the same period in 1996. Base revenues were also affected by the $3.0 million reduction of the Company's annual base rate tariff for electric service effective November 1, 1996, as part of the Company's October 1996 LPSC earnings review settlement.

Operating expenses decreased $4.3 million, or 2.5% for the first six months of 1997 compared to the same period in 1996. The decrease in operating expenses is primarily due to a decrease in purchased power costs, other operation expenses, and federal and state income taxes; partially offset by a restructuring charge, and an increase in fuel costs, maintenance, depreciation and taxes other than income taxes. The changes in the cost of fuel used for electric generation and purchased power are attributable primarily to fluctuations in the Company's generation mix, fuel costs, availability of economy power and deferral of expenses for recovery from customers through fuel adjustment clauses in subsequent months, as compared to the same period in 1996. Twenty-six percent of the Company's energy requirements were met with purchased power, compared to 33% for the corresponding period in 1996. Other operation expenses decreased $1.9 million, or 5.8%, compared to the same period in 1996, primarily due to the decrease in the employee incentive plan expense. Federal and state income taxes decreased $2.7 million compared to the same period in 1996, as a result of lower taxable income. The results for the first six months of 1997 were affected by the restructuring charge referenced above. Maintenance expense increased $1.3 million, or 12.8%, depreciation expense increased $1.3 million and taxes other than income taxes increased $2.0 million, compared to the same period in 1996, for the same reasons discussed above under the results for the three months ended June 30, 1997.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

   At December 31, 1996, the Company had reduced to zero the amount of receivables that had been sold under a program which allowed it to sell, on an ongoing basis, up to $35 million of eligible accounts receivable. During the quarter ended March 31, 1997, the Company terminated the accounts receivable program.

With the termination of the receivables program, the Company increased the amount of short-term debt it could borrow by putting in place an additional $25 million revolving credit facility with a scheduled termination date of March 19, 1998. An existing $100 million revolving credit facility is scheduled to terminate on June 15, 2000. Both facilities provide support for the issuance of commercial paper and working capital needs. Uncommitted lines of credit with banks totaling $20 million are also available to support working capital needs.

On April 8, 1997, the Company issued $15 million of unsecured, noncallable, medium-term notes, which are due April 9, 2007, at an interest rate of 7.50%. The notes were issued to refinance $15 million of medium-term notes with a weighted average interest rate of 9.14% which matured on June 30, 1997. As of August 1, 1997, the Company had $165 million of debt issuance capability remaining under its medium-term note shelf registration statement on file with the Securities and Exchange Commission.

At June 30, 1997 and 1996, the Company had $64.3 million and $15.0 million, respectively, of short-term debt outstanding in the form of commercial paper borrowings and bank loans. Much of this increase was due to the utilization of short-term debt to replace the sale of the accounts receivable program discussed above.

At June 30, 1997, an unregulated consolidated subsidiary of the Company had $13.6 million of cash and temporary cash investments in securities with original maturities of 90 days or less.

Regulatory Matters - Retail Electric Competition
------------------------------------------------

   The LPSC has set a generic docket, number U-21453, to investigate whether retail choice is in the best interests of Louisiana electric utility consumers. In March 1997, the LPSC consolidated portions of pre-existing, separate company dockets that involved issues of retail customer choice into the generic docket. No action has been taken by the LPSC as of the date of this Report but all interested parties have filed their comments. Technical conferences should be scheduled by late summer 1997, with recommendations expected by the final quarter of 1997.

In early May 1997, the Commerce Committee of the Louisiana House of Representatives deferred any action on legislation regarding deregulation/customer choice of the electric utility industry in Louisiana. The legislators determined that the issues surrounding deregulation should be left to the LPSC. However, the legislature passed a resolution establishing a special committee to study existing federal, state, and local laws, rules, and policies to assess the impact of electric retail competition. The committee will hold its first meeting before October 1997 and must submit a report of its findings by the 1998 regular legislative session. The Company will have a representative on this committee.

Various federal and state legislative and regulatory bodies are considering a number of issues in addition to those discussed above that will shape the future of the electric utility industry. Such issues include deregulation of retail electricity sales; the ability of electric utilities to recover stranded costs; the repeal or modification of the Public Utility Holding Company Act of 1935; the unbundling of vertically integrated electric utility companies into separate business segments or companies (i.e., generation, transmission, distribution and retail energy services); the role of electric utilities, independent power producers and competitive bidding in the construction and operation of new generating capacity; and the pricing of transmission service on an electric utility's transmission system. The Company is unable to predict the outcome of such issues or their effect on the Company's financial position, results of operations or cash flows.

                                     PART II

                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDING

Fuel Supply - Lignite

   The Company and Southwestern Electric Power Company (SWEPCO), each a 50% owner of Dolet Hills Power Station Unit 1 (Dolet Hills Unit 1), jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982 the Company and SWEPCO entered into a Lignite Mining Agreement (LMA) with the Dolet Hills Mining Venture (DHMV), a partnership for the mining and delivery of lignite from a portion of these reserves (Dolet Hills Mine). The LMA expires in 2011. The price of lignite delivered pursuant to the LMA is a base price per ton, subject to escalation based on certain inflation indices, plus specified "pass-through" costs.

Currently, the Company is receiving annually a minimum delivery of 1,187,500 tons under the LMA. Since the late 1980's, additional spot lignite deliveries have been obtained through competitive bidding from DHMV and another lignite supplier. In 1996 the Company and SWEPCO received deliveries which approximated 24% of the annual lignite consumption at Dolet Hills Unit 1 from the other lignite supplier.

On April 15, 1997, the Company and SWEPCO filed suit against DHMV and its partners in the United States District Court for the Western District of Louisiana seeking to enforce various obligations of DHMV to the Company and SWEPCO under the LMA, including provisions relating to the quality of the lignite delivered, pricing, and mine reclamation practices. On June 15, 1997, DHMV filed an answer denying the allegations in the Company's suit and filed a counterclaim asserting various contract-related claims against the Company and SWEPCO. The Company and SWEPCO has denied the allegations in the counterclaims on the grounds the counterclaims have no merit.

The suit is currently in the discovery phase and Management does not expect the suit to be resolved quickly. The Company and SWEPCO will aggressively prosecute the claims against DHMV and defend against the counterclaims which DHMV has asserted. DHMV continues to deliver lignite to Dolet Hills Unit 1 pursuant to the LMA. The Company and SWEPCO continue to pay DHMV for lignite delivered pursuant to the LMA. Normal day to day operations continue at the Dolet Hills Mine and Dolet Hills Unit 1. Although the ultimate outcome of the counterclaims cannot be predicted at this time, based on information currently available to the Company, Management does not believe that these counterclaims will have a material adverse effect on the Company's financial position or results of operations.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The information regarding matters voted upon by security holders at the Annual Meeting of Shareholders of the Company held on April 25, 1997, was previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

Item 5.  OTHER INFORMATION

New Accounting Standards

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS No. 128 Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997. Management believes adoption of this statement will not have a significant effect on the Company's earnings per share.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS No. 130, Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. Management believes adoption of this statement will have a financial statement presentation impact only and will not have an effect on the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information" effective for financial statements for periods beginning after December 15, 1997. Management believes adoption of this statement will have a financial statement disclosure impact only and will not have an effect on the Company's financial position or results of operations. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

Cajun Electric Power Cooperative, Inc. (Cajun)

   The Company and Teche have entered into an agreement whereby the Company would purchase all of Teche's assets. See Note B to the Consolidated Financial Statements included in Part I of this Report. Cajun, which provides power to Louisiana's electric distribution cooperatives, including Teche, has been in bankruptcy since December 1994.

In April 1997, the Rural Utilities Service (RUS), Cajun, Teche and the Company filed with the United States Bankruptcy Court for The Middle District of Louisiana a joint motion to dismiss (Joint Motion to Dismiss) Motions for Enforcement of Automatic Stay that had previously prevented the Company from consummating the acquisition of Teche in the event all necessary approvals were received. As part of the agreement to file the Joint Motion to Dismiss, the RUS, Teche, the Cajun Trustee and the Company signed a Memorandum of Understanding (MOU) requiring, among other things, that prior to the acquisition of Teche, the Company shall have negotiated and entered into an interim power purchase agreement with Cajun, reasonably acceptable to the RUS, that provides Cajun's bankruptcy estate with an economic benefit equivalent to that of Teche's current wholesale power supply contract with Cajun. Also, the Company agreed in the MOU not to engage, subject to some limited exceptions, in unsolicited or hostile attempts to acquire any other electric cooperative in Louisiana, for a period of at least ten years. The dismissal of the Motions for Enforcement of Automatic Stay allows the Company to proceed to satisfy the conditions precedent to consummating the acquisition of Teche contained in the Agreement. Such conditions include, among others, approval by the LPSC and the RUS. On July 25, 1997, the Federal Trade Commission and the U.S. Department of Justice granted the Company and Teche early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The Company is seeking regulatory approvals and will continue to work with the bankruptcy trustee for the successful resolution of an interim power purchase agreement. At this time, the Company is unable to predict whether and when it will ultimately be successful in acquiring Teche.

Management Changes

   On July 8, 1997, the Company announced a change in its management structure. Thomas J. Howlin was named vice president of finance and chief financial officer. Mr. Howlin previously served as vice president and chief financial officer of TransAmerican Natural Gas Corporation and executive vice president of TransTexas Gas Corporation in Houston, Texas, from 1995 to 1997. At the Company's board of directors meeting held on July 25, 1997, Mr. Howlin was elected senior vice-president - finance and chief financial officer of the Company.

Also, at the July 25 board of directors meeting, the Company announced additional changes in its management structure. David M. Eppler, executive vice president, was also elected chief operating officer of the Company.
Mr. Eppler has been with the Company since 1981. Catherine C. Powell, former vice president - employee and corporate services, was elected senior vice president - employee and corporate services of the Company. Ms. Powell joined the Company in 1991. Darrell J. Dubroc, former general manager - wholesale merchant operations, was elected vice president - generation services of the Company. Mr. Dubroc has been with the Company since 1985. Jeffery W. Hall, former general manager - customer revenue, was elected vice president - retail energy services of the Company. Mr. Hall has been with the Company since 1981. Mark H. Segura, former general manager - distribution services, was elected vice president - distribution services of the Company. Mr. Segura has been with the Company since 1984. Robert L. Duncan, vice president - customer operations, announced his retirement effective October 1, 1997. Mr. Duncan joined the Company in 1965 and served in a number of executive positions in the customer operations area since 1983.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              11 Computation of Net Income Per Common Share for the three and six months ended June 30, 1997 and June 30, 1996

              12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended June 30, 1997

              15 Awareness letter, dated August 12, 1997, from Coopers & Lybrand L.L.P. regarding review of the unaudited interim financial statements

              27  Financial Data Schedule

          (b) Reports on Form 8-K

              During the three-month period ended June 30, 1997, the Company filed no Current Reports on Form 8-K.

                                 SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CENTRAL LOUISIANA ELECTRIC COMPANY, INC.


                                                   (Registrant)



                               BY:           /s/ Thomas J. Howlin
                                    -----------------------------------------
                                                 Thomas J. Howlin
                                         Senior Vice President of Finance
                                           and Chief Financial Officer
                                          (Principal Financial Officer)


Date: August 14, 1997