Form 10-Q
period 1997-09-30
CENTRAL LOUISIANA ELECTRIC CO INC
filed 1997-11-14
CIK 18672

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                 FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997 Commission file number 1-5663

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

                            Yes   X     No

     As of November 1, 1997 there were 22,461,412 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                               TABLE OF CONTENTS


                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

 Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .       1
           Report of Independent Accountants. . . . . . . . . . . .       2
           Consolidated Statements of Income. . . . . . . . . . . .       3
           Consolidated Balance Sheets. . . . . . . . . . . . . . .       5
           Consolidated Statements of Cash Flows. . . . . . . . . .       7
           Notes to Consolidated Financial Statements . . . . . . .       8
 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations
           Disclosure Regarding Forward-Looking Statements. . . . .      10
           Results of Operations. . . . . . . . . . . . . . . . . .      10
           Financial Condition. . . . . . . . . . . . . . . . . . .      13
 Item 3. Quantitative and Qualitative Disclosures About
         Market Risk  . . . . . . . . . . . . . . . . . . . . . . .      15

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceeding  . . . . . . . . . . . . . . . . . . . .      16

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .      16

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .      18

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19

                                   PART I

                            FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

     The consolidated financial statements for Central Louisiana Electric Company, Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of the Company's business, the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K).

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

Coopers                                           certified public accountants
& Lybrand L.L.P.                                  a professional services firm


                      REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Central Louisiana Electric Company, Inc.:

We have made a review of the consolidated balance sheet of Central Louisiana Electric Company, Inc. as of September 30, 1997, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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



New Orleans, Louisiana
October 28, 1997


                  CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                  For the three months ended September 30
                               (Unaudited)


                                            (In thousands, except share and
                                                   per share amounts)
                                                1997               1996
                                             ----------         ----------
OPERATING REVENUES                           $  138,099         $  130,477
                                             ----------         ----------

OPERATING EXPENSES
  Fuel used for electric generation              44,607             40,310
  Power purchased                                10,171             12,443
  Other operation                                16,242             14,699
  Maintenance                                     5,308              5,837
  Depreciation                                   11,609             10,564
  Taxes other than income taxes                   9,161              8,117
  Federal and state income taxes                 12,377             11,317
                                             ----------         ----------
                                                109,475            103,287
                                             ----------         ----------
OPERATING INCOME                                 28,624             27,190

Allowance for other funds used during
  construction                                      171                637
Other income and expenses, net                    1,033                206
                                             ----------         ----------
INCOME BEFORE INTEREST CHARGES                   29,828             28,033

Interest charges, including amortization of
  debt expense, premium and discount              7,124              7,047
Allowance for borrowed funds used during
  construction                                     (184)                86
                                             ----------         ----------
NET INCOME                                       22,888             20,900

Preferred dividend requirements, net                528                521
                                             ----------         ----------
NET INCOME APPLICABLE TO COMMON STOCK        $   22,360         $   20,379
                                             ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
  Primary                                    22,467,560         22,452,482
  Fully diluted                              23,864,477         23,856,511

EARNINGS PER SHARE
  Primary                                         $1.00              $0.91
  Fully diluted                                   $0.95              $0.87

CASH DIVIDENDS PAID PER SHARE                     $0.395             $0.385

The accompanying notes are an integral part of the consolidated financial statements.


                  CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                   For the nine months ended September 30
                               (Unaudited)


                                          (In thousands, except share and
                                                 per share amounts)
                                              1997               1996
                                           ----------         ----------
OPERATING REVENUES                         $  341,091         $  342,822
                                           ----------         ----------

OPERATING EXPENSES
  Fuel used for electric generation            99,574             94,285
  Power purchased                              31,777             41,375
  Other operation                              46,357             46,673
  Restructuring charge                          1,891
  Maintenance                                  17,072             16,264
  Depreciation                                 34,321             31,893
  Taxes other than income taxes                26,152             23,085
  Federal and state income taxes               22,066             23,744
                                           ----------         ----------
                                              279,210            277,319
                                           ----------         ----------
OPERATING INCOME                               61,881             65,503

Allowance for other funds used during
  construction                                    297                941
Other income and expenses, net                  1,061                492
                                           ----------         ----------
INCOME BEFORE INTEREST CHARGES                 63,239             66,936

Interest charges, including amortization of
  debt expense, premium and discount           21,650             21,959
Allowance for borrowed funds used during
  construction                                    (94)              (496)
                                           ----------         ----------
NET INCOME                                     41,683             45,473

Preferred dividend requirements, net            1,577              1,552
                                           ----------         ----------
NET INCOME APPLICABLE TO COMMON STOCK      $   40,106         $   43,921
                                           ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
  Primary                                  22,465,705         22,450,781
  Fully diluted                            23,864,181         23,856,339

EARNINGS PER SHARE
  Primary                                       $1.79              $1.96
  Fully diluted                                 $1.73              $1.89

CASH DIVIDENDS PAID PER SHARE                  $1.175            $1.145

The accompanying notes are an integral part of the consolidated financial statements.


                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)


                                                    (In thousands)
                                      September 30, 1997      December 31, 1996
                                      ------------------      -----------------
                   ASSETS
Utility plant
  Property, plant and equipment        $       1,437,108       $      1,379,035
  Accumulated depreciation                      (501,071)              (475,212)
                                       -----------------       ----------------
                                                 936,037                903,823
  Construction work-in-progress                   42,386                 49,075
                                       -----------------       ----------------
     Total utility plant, net                    978,423                952,898
                                       -----------------       ----------------
Investments and other assets                       2,907                  8,488
                                       -----------------       ----------------
Current assets
  Cash and cash equivalents                       21,972                 20,307
  Accounts receivable, net                        53,399                 43,912
  Unbilled revenues                               12,927                 11,193
  Fuel inventory, at average cost                  8,528                  9,366
  Materials and supplies
     inventory, at average cost                   15,436                 17,029
  Accumulated deferred fuel                        1,877
  Prepayments and other current assets             2,466                  2,505
                                       -----------------       ----------------
     Total current assets                        116,605                104,312
                                       -----------------       ----------------

Prepayments                                        8,725                  8,683
Regulatory assets - deferred taxes               102,885                103,839
Other deferred charges                            70,054                 69,320
Accumulated deferred federal and
  state income taxes                              79,157                 74,231
                                       -----------------       ----------------
     TOTAL ASSETS                      $       1,358,756       $      1,321,771
                                       =================       ================

The accompanying notes are an integral part of the consolidated financial statements.

                            (Continued on next page)



                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (Unaudited)


                                                     (In thousands,
                                                  except share amounts)
                                         September 30, 1997   December 31, 1996
                                         ------------------   -----------------

      CAPITALIZATION AND LIABILITIES
Common shareholders' equity
  Common stock, $2 par value, authorized
  50,000,000 shares, issued 22,761,254
  and 22,760,154 shares at September 30,
  1997 and December 31, 1996, respectively  $     45,522        $       45,520
  Premium on capital stock                       113,722               113,702
Retained earnings                                254,125               240,414
Treasury stock at cost, 299,049 and
   307,577 shares at September 30, 1997
   and December 31, 1996, respectively            (6,069)               (6,242)
                                         ---------------      ----------------
                                                 407,300               393,394
                                         ---------------      ----------------
Preferred stock, cumulative, $100 par value
  Not subject to mandatory redemption             30,102                30,280
  Deferred compensation related to
     preferred stock held by ESOP                (19,013)              (20,751)
                                         ---------------      ----------------
                                                  11,089                 9,529
  Subject to mandatory redemption                  6,260                 6,372
                                         ---------------      ----------------
                                                  17,349                15,901
                                         ---------------      ----------------
Long-term debt, net                              365,888               340,859
                                         ---------------      ----------------
  Total capitalization                           790,537               750,154
                                         ---------------      ----------------
Current liabilities
  Short-term debt                                 47,344                65,161
  Long-term debt due within one year              15,000                15,000
  Accounts payable                                35,620                50,022
  Customer deposits                               20,183                19,761
  Taxes accrued                                   39,461                 5,806
  Interest accrued                                 1,604                 7,521
  Accumulated deferred fuel                                              2,168
  Other current liabilities                        3,518                 3,252
                                         ---------------      ----------------
    Total current liabilities                    162,730               168,691
                                         ---------------      ----------------
Deferred credits
  Accumulated deferred federal and state
     income taxes                                281,919               281,684
  Accumulated deferred investment tax
     credits                                      30,021                31,364
  Regulatory liabilities - deferred credits       61,693                60,058
  Other deferred credits                          31,856                29,820
                                         ---------------      ----------------
    Total deferred credits                       405,489               402,926
                                         ---------------      ----------------
   TOTAL CAPITALIZATION AND LIABILITIES  $     1,358,756      $      1,321,771
                                         ===============      ================

The accompanying notes are an integral part of the consolidated financial statements.


                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30
                                (Unaudited)


                                                           (In thousands)
                                                         1997           1996
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $   41,683     $  45,473
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation and amortization                        35,673        32,722
     Allowance for funds used during construction            391        (1,437)
     Amortization of investment tax credits               (1,343)       (1,357)
     Deferred income taxes                                (2,083)        1,500
     Deferred fuel costs                                  (4,045)          928
     Restructuring charge                                  1,632
     (Gain) loss on disposition of utility plant, net       (236)            1
  Changes in assets and liabilities
     Accounts receivable, net                             (9,487)       (5,961)
     Unbilled revenues                                    (1,734)       (1,616)
     Fuel inventory, materials and supplies                2,431        (1,474)
     Accounts payable                                    (16,034)      (21,345)
     Customer deposits                                       422            98
     Other deferred accounts                               1,824          (244)
     Taxes accrued                                        33,655        25,335
     Interest accrued                                     (5,917)       (6,136)
  Other, net                                               9,189        (1,792)
                                                      ----------    ----------
     Net cash provided by operating activities            82,373        64,695
                                                      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to utility plant                             (59,640)      (46,227)
  Allowance for funds used during construction              (391)        1,437
  Sale of utility plant                                      371           420
  Purchase of investments                                   (222)         (200)
  Sale of investments                                          1           445
                                                      ----------    ----------
     Net cash used in investing activities               (59,881)      (44,125)
                                                      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                    22            67
  Reacquisition of common stock                                             (2)
  Issuance of long-term debt                              40,000        25,000
  Retirement of long-term debt                           (15,000)      (25,000)
  Increase (decrease) in short-term, net                 (17,817)        8,435
  Issuance of preferred stock                                178
  Redemption of preferred stock                             (237)          (40)
  Dividends paid on common and preferred stock,net       (27,973)      (27,246)
                                                      ----------    ----------
     Net cash used in financing activities               (20,827)      (18,786)
                                                      ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  1,665         1,784
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          20,307        20,621
                                                      ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   21,972    $   22,405
                                                      ==========    ==========

Supplementary cash flow information
   Interest paid (net of amount capitalized)          $   27,709    $   27,921
                                                      ==========    ==========
   Income taxes paid                                  $    9,876    $    7,817
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

Note B.  Acquisition of Teche Electric Cooperative, Inc.

In February 1995, Teche Electric Cooperative, Inc. (Teche) and the Company executed a Purchase and Sale Agreement whereby the parties agreed that the Company would purchase all of the assets of Teche for a purchase price, including the Company's assumption or other discharge of Teche's liabilities, of approximately $22.4 million. The Company closed the purchase of Teche on September 30, 1997. The purchase of Teche's assets and assumption of Teche's liabilities are reflected in the Company's third quarter financial statements. The effects of the additional revenues, depreciation and expenses associated with the operation of the former Teche electric system will be reflected in the Company's results of operation beginning October 1, 1997.

Note C.  Restructuring Charge

During the second quarter of 1997, the Company reorganized the electric production section of its generation services. The primary objective of this reorganization was to create a centralized power production maintenance function. Other initiatives included improving power production operations and providing better services to customers. As a result, approximately 30 employee positions were eliminated resulting in a charge to earnings which is estimated to be $1,891,000 ($1,248,000 on an after-tax basis), consisting mainly of voluntary severance programs offered to eligible employees.

Note D.  Legal Proceeding:  Fuel Supply - Lignite

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

Currently, the Company is receiving annually a minimum delivery of 1,187,500 tons under the LMA. Since the late 1980s, additional spot lignite deliveries have been obtained through competitive bidding from DHMV and another lignite supplier. In 1996 the Company and SWEPCO received deliveries which approximated 24% of the annual lignite consumption at Dolet Hills Unit 1 from the other lignite supplier.

On April 15, 1997, the Company and SWEPCO filed suit against DHMV and its partners in the United States District Court for the Western District of Louisiana (Federal Court Suit) seeking to enforce various obligations of DHMV to the Company and SWEPCO under the LMA, including provisions relating to the quality of the delivered lignite, pricing, and mine reclamation practices. On June 15, 1997, DHMV filed an answer denying the allegations in the Company's suit and filed a counterclaim asserting various contract-related claims against the Company and SWEPCO. The Company and SWEPCO have denied the allegations in the counterclaims on the grounds the counterclaims have no merit.

The counterclaims filed by DHMV in the Federal Court Suit resulted in the Company and SWEPCO filing a separate lawsuit against the parent companies of DHMV, namely Jones Capital Corporation and Philipp Holzmann USA, Inc., on August 13, 1997, in the First Judicial District Court for Caddo Parish, Louisiana (State Court Suit). The State Court Suit seeks to enforce a separate 1995 agreement by Jones Capital Corporation and Philipp Holzmann USA, Inc. related to the LMA. Jones Capital Corporation and Philipp Holzmann USA, Inc. have asked the State Court to stay that proceeding until the Federal Court Suit is resolved.

The suits are currently in the discovery phase. At DHMV's request, negotiations among DHMV, SWEPCO and the Company have been terminated. A status conference is currently scheduled for May 22, 1998. At this conference, a trial date will be set. The Company and SWEPCO will aggressively prosecute the claims against DHMV and defend against the counterclaims which DHMV has asserted. The Company and SWEPCO continue to pay DHMV for lignite delivered pursuant to the LMA. Normal day-to-day operations continue at the Dolet Hills Mine and Dolet Hills Unit 1. Although the ultimate outcome of this litigation cannot be predicted at this time, based on information currently available to the Company, management does not believe that the counterclaims asserted by the DHMV in the Federal Court Suit will have a significant adverse effect on the Company's financial position or results of operations.

                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the 1996 Form 10-K, the financial statements and notes contained in Item 8 of the 1996 Form 10-K and the interim financial statements and notes thereto contained elsewhere in this Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

   This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report, including, without limitation, the statements under "--Financial Condition --Regulatory Matters --Retail Electric Competition," "--Wholesale Electric Competition," "Other Information--Acquisition of Teche Electric Cooperative, Inc.," "--Joint Venture with Covenant Energy Corporation" and "Legal Proceeding -- Fuel Supply - Lignite" regarding the effect of certain proposed legislation, the effect of a regional open access tariff, the impact of the Teche acquisition, the impact of the Company's joint venture with Covenant Energy Corporation, the impact of certain legal proceedings involving the Company, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Such risks and uncertainties include, without limitation, the effects of competition in the power industry, legislative and regulatory changes affecting electric utilities, fluctuations in the weather and changes in general economic and business conditions, as well as other factors discussed in this and the Company's other filings with the Securities and Exchange Commission (Cautionary Statements). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 1997
---------------------------------------------

   Net income applicable to common stock totaled $22.4 million or $1.00 per share for the third quarter of 1997, as compared to $20.4 million or $0.91 per share for the corresponding period in 1996. The following principal factors contributed to these results:

Operating revenues for the quarter increased $7.6 million or 5.8% compared to the same period in 1996, due to an increase in kilowatt-hour sales to all classes of customers resulting from warmer weather during the third quarter of 1997. Fuel cost recovery revenues for the third quarter of 1997 were $0.9 million more than the third quarter of 1996. This increase is primarily attributable to higher natural gas prices in effect during the third quarter of

1997 compared to the same period in 1996. Changes in fuel cost have historically had no effect on net income, as fuel costs are generally recovered through a fuel cost adjustment clause that enables the Company to pass on to customers substantially all changes in the cost of generating fuel and purchased power. These adjustments are audited monthly and are regulated by the Louisiana Public Service Commission (LPSC) (representing about 99% of the total fuel cost adjustment) while the remaining portion, regulated by the Federal Energy Regulatory Commission (FERC), is audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

Base revenues increased $6.7 million during the third quarter of 1997 compared to the corresponding period in 1996. The increase in base revenues is primarily the result of an increase in kilowatt-hour sales to residential customers. The demand for electricity by residential customers, especially during the summer months, is affected by the weather. Hot summers increase customer demand while milder, cooler weather reduces demand. Weather during the third quarter of 1997 was 16% warmer than the third quarter of 1996 and 11% warmer than normal as measured by degree day calculations. Kilowatt-hour sales to regular customers improved 8.3% over the third quarter of 1996. Sales to residential customers increased 9.4%, sales to commercial customers rose 5.1% and sales to industrial customers improved 7.4% over the third quarter of 1996.
 Base revenues were negatively affected by the $3.0 million reduction of the Company's annual base rate tariff for electric service effective November 1, 1996, as part of the Company's October 1996 LPSC earnings review settlement.
In January 1998, the Company's annual base rate tariff for electric service will be reduced by an additional $2.0 million. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition - Retail Rates" in Item 7 of the 1996 Form 10-K for discussion of the settlement.

Operating expenses increased $6.2 million, or 6.0%, during the third quarter of 1997 compared to the same period in 1996. The rise in operating expenses is the result of increases in the cost of fuel used for electric generation, other operation expenses, depreciation, taxes other than income taxes and federal and state income taxes; partially offset by a decrease in the amount of purchased power and maintenance expenses. The increase in the cost of fuel used for electric generation and purchased power is primarily attributable to fluctuations in the Company's generation mix, higher fuel costs, availability of economy power and deferral of expenses for recovery from customers through fuel adjustment clauses in subsequent months, as compared to the same period in 1996. The increase in the cost of fuel used for electric generation results from higher natural gas prices in effect during the third quarter of 1997 as compared to natural gas prices in effect during the corresponding period in 1996. The Company purchases electric energy from other electric power generators when the price of the energy purchased is less than the cost to the Company of generating such energy from its own facilities. Sixteen percent of the Company's energy requirements during the third quarter of 1997 were met with purchased power, compared to 25% for the corresponding period in 1996. Other operation expenses increased $1.5 million, or 10.5%, compared to the same period in 1996, primarily due to costs associated with employee pension and benefit plans. Depreciation expense grew $1.0 million compared to the same period in 1996, primarily due to the additions to the Company's energy control center being placed into service in late 1996. Taxes other than income taxes rose $1.0 million compared to the same period in 1996, primarily resulting from the expiration of a ten-year property tax exemption on a lignite-fired generating unit built in 1986. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Nonfuel Operating Expenses and Income Taxes" in Item 7 of the 1996 Form 10-K for a discussion of the expiration of the property tax exemption. Federal and state income taxes increased $1.1 million, or 9.4%, compared to the corresponding period in 1996 resulting from higher taxable income in 1997. Maintenance expenses decreased $0.5 million primarily due to reduced right-of-way reclearing activities by the Company during the third quarter of 1997 compared to the third quarter of 1996.

For the Nine Months Ended September 30, 1997
--------------------------------------------

   Net income applicable to common stock totaled $40.1 million or $1.79 per share for the first nine months of 1997, as compared to $43.9 million or $1.96 per share for the corresponding period in 1996. Net income applicable to common stock for the 1997 period was affected by a restructuring charge of $1.9 million ($1.2 million net-of-tax) or $0.05 per share. The following principal factors also contributed to these results:

Operating revenues for the first nine months of 1997 decreased $1.7 million, or 0.5%, compared to the same period in 1996, due to a decrease in collection of fuel cost recovery revenues partially offset by an increase in base revenues. Fuel cost recovery revenues for the first nine months of 1997 were $4.9 million less than the same period of 1996. Although fuel costs in 1997 are higher than fuel costs in 1996, these increases in fuel costs have not been recovered from customers through fuel adjustment clauses. This under-recovery of fuel costs will be collected from customers in subsequent months through normal fuel surcharge calculations.

Base revenues increased $3.2 million during the first nine months of 1997 compared to the corresponding period in 1996. The increase in base revenues is primarily the result of an increase in kilowatt-hour sales to all classes of customers except residential. Demand for electricity by commercial and industrial customers is primarily dependent upon the strength of the economy in the Company's service territory, and is not greatly affected by the weather. Sales to commercial and industrial customers rose 2.9% and 5.0%, respectively, over the first nine months of 1996. Residential customers' demand for electricity is affected by various weather conditions. Hot summers and cold winters increase customer demand while cool summers and warm winters reduce customer demand. Weather, as measured by degree day calculations, during the first nine months of 1997 was slightly milder than the corresponding period of 1996. A milder winter during the beginning of 1997 offset the warmer summer of 1997. Sales to residential customers remained relatively flat compared to the first nine months of 1996. Kilowatt-hour sales to regular customers improved 2.4% over the first nine months of 1996. Base revenues were negatively affected by the $3.0 million reduction of the Company's annual base rate tariff for electric service effective November 1, 1996, as part of the Company's October 1996 LPSC earnings review settlement.

Operating expenses increased $1.9 million, or 0.7%, for the first nine months of 1997 compared to the corresponding period in 1996. The increase in operating expenses is the result of increases in the cost of fuel used for electric generation, maintenance expenses, depreciation, taxes other than income taxes and a restructuring charge relating to the reorganization of the Company's electric production section of its generation services. These increases were partially offset by decreases in the amount of purchase power, other operation expenses, and federal and state income taxes. The decrease in the fuel costs used for electric generation and purchased power is primarily attributable to fluctuations in the Company's generation mix, higher fuel costs, availability of economy power and deferral of expenses for recovery from customers through fuel adjustment clauses in subsequent months, as compared to the same period in 1996. The increase in the cost of fuel used for electric generation results from higher natural gas prices in effect during 1997 as compared to natural gas prices in effect during 1996. Twenty-two percent of the Company's energy requirements during the first nine months of 1997 were met with purchased power, compared to 30% for the corresponding period in 1996. A restructuring of the Company's generation services business resulted in a one-time pre-tax charge of $1.9 million related to severance payments. Maintenance expenses increased $0.8 million, or 5.0%, as a result of increased right-of-way reclearing activities in 1997 compared to 1996. Depreciation expense increased $2.4 million and taxes other than income taxes rose $3.1 million compared to the same period in 1996, for the same reasons as the results for the three months ended September 30, 1997, discussed above. Other operation expenses decreased $0.3 million primarily due to a decrease in distribution operation expenses partially offset by an increase in customer sales and service expenses. Federal and state income taxes declined $1.7 million, or 7.1%, due to lower taxable income in 1997 compared to the same period in 1996.

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

On August 15, 1997, the Company issued $25 million of unsecured, noncallable, medium-term notes, which are due December 14, 2007, at an interest rate of 7.00%. The notes were issued to finance the Teche acquisition, which was consummated on October 1, 1997. As of November 15, 1997, the Company had $140 million of debt issuance capability remaining under its medium-term note shelf registration statement on file with the Securities and Exchange Commission.

At September 30, 1997 and 1996, the Company had $47.3 million and $31.5 million, respectively, of short-term debt outstanding in the form of commercial paper borrowings and bank loans. Much of this increase was due to the utilization of short-term debt to replace the sale of the accounts receivable program discussed above.

At September 30, 1997, an unregulated consolidated subsidiary of the Company had $13.8 million of cash and temporary cash investments in securities with original maturities of 90 days or less, but the Company committed these funds for use as a credit facility to CLECO ENERGY L.L.C. See Item 5 in Part II of this Report for additional information relating to the Joint Venture with Covenant Energy Corporation.

Regulatory Matters - Retail Electric Competition
------------------------------------------------

   The LPSC has set a generic docket, number U-21453, to investigate whether retail choice is in the best interests of Louisiana electric utility consumers. In March 1997, the LPSC consolidated portions of pre-existing, separate elctric utility company dockets that involved issues of retail customer choice into the generic docket. The Company and a number of parties, including the other Louisiana electric utilities, certain power marketing companies and various associations representing industry and consumers, filed testimony with the LPSC in September 1997. In October 1997, the Company, along with other interested parties, participated in testimony before the LPSC. The Company has taken the position that it favors retail choice no later than the year 2001 and that it opposes a stranded cost recovery mechanism that would lead to higher-cost suppliers gaining an advantage when competing for new business.

In May 1997, the Commerce Committee of the Louisiana House of Representatives deferred any action on legislation regarding deregulation/customer choice of the electric utility industry in Louisiana. The legislators determined that the issues surrounding deregulation should be left to the LPSC. However, the legislature passed a resolution establishing a special committee to study existing federal, state, and local laws, rules and policies to assess the impact of electric retail competition. The committee held its first meeting during October 1997 and must submit a report of its findings by the 1998 regular legislative session. The Company has one representative on this committee.

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

Regulatory Matters - Wholesale Electric Competition
---------------------------------------------------

   The Company is a member of the Southwest Power Pool (SPP). The SPP plans to file a regional open access tariff with the FERC by January 1, 1998, with a requested effective date of April 1998. The Company has not yet signed an agency agreement allowing the Company to participate in the tariff. The tariff, if approved, would begin to charge for wholesale energy transactions that induce loop flows in adjoining transmission systems. The operation of adjoining transmission systems at times may affect the Company's ability to transmit power. The Company expects that a number of parties will intervene in the FERC proceedings and expects delays in the effective date. Since revenues and charges depend upon the nature and extent of wholesale transactions by the Company and by adjoining systems, the effects of this tariff, if approved, cannot be determined at this time. Entergy Corporation has advised the SPP that Entergy and its operating companies are withdrawing their memberships from the

SPP effective December 31, 1997. In addition, 15 other parties have advised the SPP of their intention to withdraw from the SPP effective December 31, 1997.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not Applicable.

                                  PART II

                             OTHER INFORMATION

Item 1.  LEGAL PROCEEDING

   For a discussion of certain legal proceedings involving the Company and the Dolet Hills Mining Venture, a partnership that is a party to a Lignite Mining Agreement with the Company and Southwestern Electric Power Company, see Note D to the Consolidated Financial Statements contained elsewhere in this Form 10-Q, which Note is incorporated herein by reference.

Item 5.  OTHER INFORMATION

New Accounting Standards

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS No. 128, Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997. Management believes adoption of this statement will not have a significant effect on the Company's earnings per share.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS No. 130, Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. Management believes adoption of this statement will affect only financial statement presentation and will not affect the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information" effective for financial statements for periods beginning after December 15, 1997. Management believes adoption of this statement will affect only financial statement disclosure and will not affect the Company's financial position or results of operations. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

Acquisition of Teche Electric Cooperative, Inc.

   On September 30, 1997, the Company acquired substantially all of the assets of Teche Electric Cooperative, Inc. (Teche). One of the conditions precedent to the closing of the Teche acquisition was the execution of an interim power purchase agreement with Cajun Electric Power Cooperative, Inc. (Cajun), Teche's former wholesale power supplier. An interim agreement, acceptable to Cajun's bankruptcy trustee and the Rural Utilities Service, was reached in September 1997. Based on Teche's kilowatt-hour sales during the first nine months of 1997, Teche's sales are expected to increase the Company's kilowatt-hour sales to regular customers by 2% to 3%. The initial costs to acquire and operate Teche may reduce the Company's annual earnings by an estimated two cents per average common share in 1997. The effect of the Teche acquisition on the Company's results of operations may vary materially from the Company's current expectations depending upon customer growth in Teche's former service area, legislative and regulatory changes affecting electric utilities, the timing of the conclusion of Cajun's bankruptcy and the ability of the Company to negotiate a new power purchase agreement with Cajun's successor.

Fuel Supply - Coal

   The majority of the coal for Rodemacher Power Station Unit 2 (Rodemacher Unit 2) is purchased under a long-term contract with Kerr-McGee Coal Corporation from a mine in Wyoming. The Company has a 30% interest in the capacity of Rodemacher Unit 2. The coal is transported under a long-term rail transportation contract with the Union Pacific Railroad. Union Pacific is currently experiencing operating problems resulting in reduced volumes delivered to Rodemacher Unit 2. Consequently, the Company's coal inventory is currently below the Company's desired minimum level. Based on the anticipated delivery schedule of future coal shipments, management does not expect that Rodemacher Unit 2 operations will need to be curtailed due to fuel supply. The Company is closely monitoring this situation and has scheduled a meeting with Union Pacific in November to address delivery schedules. Other regional utilities are experiencing similar delivery problems.

Joint Venture with Covenant Energy Corporation

   On October 30, 1997, the Company and Covenant Energy Corporation (Covenant) entered into a joint venture to market electricity and natural gas services, as well as energy management services to commercial and industrial customers and utilities throughout the southeastern United States, and to engage in energy asset development projects, such as cogeneration projects, natural gas pipelines connecting to customers' plants and certain strategic asset acquisitions in the southeastern United States. The newly formed venture is named CLECO ENERGY, L.L.C. and is headquartered in Houston, Texas. Covenant President John T. McDougal heads CLECO ENERGY, L.L.C.

An unregulated subsidiary of the Company owns 51% of the newly formed venture and Covenant owns the remaining 49%. The venture's effect on the Company's results of operations may vary materially depending upon such factors as the growth and expansion of the commercial and industrial sector within the southeastern United States, the venture's ability to penetrate existing energy markets, opportunities relating to the acquisition or construction of natural gas pipeline projects, and the venture's ability to successfully negotiate cogeneration projects.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11 Computation of Net Income Per Common Share for the three and nine months ended September 30, 1997 and September 30, 1996

               12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended September 30, 1997

               15 Awareness letter, dated November 12, 1997, from Coopers & Lybrand L.L.P. regarding review of the unaudited interim financial statements

               27    Financial Data Schedule

          (b)  Reports on Form 8-K

               During the three-month period ended September 30, 1997, the Company filed no Current Reports on Form 8-K.

                                  SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CENTRAL LOUISIANA ELECTRIC COMPANY, INC.


                                                 (Registrant)



                               By:          /s/  Thomas J. Howlin
                                    _____________________________________
                                                 Thomas J. Howlin
                                        Senior Vice President of Finance
                                           and Chief Financial Officer
                                          (Principal Financial Officer)



Date: November 14, 1997