Form 10-K405
period 1997-12-31
CENTRAL LOUISIANA ELECTRIC CO INC
filed 1998-03-31
CIK 18672

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997           COMMISSION FILE NUMBER 1-5663

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X , No ___ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 24, 1998, the aggregate value of the Registrant's voting stock held by non-affiliates was $727,027,245. The Registrant's Cumulative Preferred Stock is not listed on any exchange, nor are prices for the Cumulative Preferred Stock quoted on NASDAQ; therefore, its market value is not readily determinable and is not included in the foregoing amount.

     As of March 16, 1998, there were 22,478,748 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1997 (1997 ANNUAL REPORT TO SHAREHOLDERS), FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO RULE 14a - 3(c) UNDER THE SECURITIES EXCHANGE ACT OF 1934, ARE FILED AS EXHIBIT 13 TO THIS REPORT AND INCORPORATED BY REFERENCE INTO PART II HEREIN. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED MARCH 11, 1998, FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 24, 1998, ARE INCORPORATED BY REFERENCE INTO
PART III HEREIN.
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Disclosure Regarding Forward-Looking Statements.......................    1
                                     PART I
Item 1.   Business
          General.....................................................    3
          Electric Operations.........................................    3
          Regulatory and Environmental Matters........................    9
Item 2.   Properties..................................................   17
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   19
          Executive Officers of the Registrant........................   20
                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   22
Item 6.   Selected Financial Data.....................................   22
Item 7.   Management's Discussion and Analysis of Financial Condition
            and
            Results of Operations.....................................   23
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   23
Item 8.   Financial Statements and Supplementary Data.................   23
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and
            Financial Disclosure......................................   23
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........   24
Item 11.  Executive Compensation......................................   24
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   24
Item 13.  Certain Relationships and Related Transactions..............   24
                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
            8-K.......................................................   25

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report, including, without limitation, the statements under "Business -- Electric Operations -- Sales," "Regulatory and Environmental Matters -- Industry Developments," "-- Regulatory and Environmental Matters -- Environmental Quality," "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Industry Developments," "-- Results of Operations," "-- Financial Condition -- Liquidity and Capital Resources," "-- Financial Condition -- Regulatory Matters" and Note K to the Consolidated Financial Statements, contain forward-looking statements. Located elsewhere in this Report are forward-looking statements regarding sales growth, capital expenditures, the settlement of the Company's earnings review approved by the Louisiana Public Service Commission (LPSC) in October 1996, the Company's shelf registration statement, the effect of certain recent Federal Energy Regulatory Commission (FERC) regulations, future legislative and regulatory changes affecting electric utilities, and other matters. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

          Increased competition in the electric environment, including effects of industry restructuring, transmission system operation or administration, retail wheeling or cogeneration;

          Regulatory factors such as unanticipated changes in rate-setting policies or procedures; recovery of investments made under traditional regulation; and the frequency and timing of rate increases;

          Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the FERC, the LPSC or similar entities with regulatory or accounting oversight;

          Economic conditions, including inflation rates and monetary fluctuations;

          Changing market conditions and a variety of other factors associated with physical energy and financial trading activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rate and warranty risks;

          Availability or cost of capital resulting from changes in the Company, interest rates, and securities ratings or market perceptions of the electric utility industry and energy-related industries;

          Employee workforce factors, including changes in key executives;

          Legal and regulatory delays and other obstacles associated with mergers, acquisitions or investments in joint ventures;

          Cost and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and

          Changes in federal, state or local legislature requirements, such as changes in tax laws or rates or environmental laws and regulations.

     The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     Central Louisiana Electric Company, Inc. (the Company) was incorporated in 1934 under the laws of the State of Louisiana and is engaged principally in the generation, transmission, distribution and sale of electric energy to approximately 238,000 customers in 63 communities and contiguous rural areas in a 14,000 square-mile region in the State of Louisiana. At December 31, 1997, the Company employed 1,214 persons. The Company's mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.

                              ELECTRIC OPERATIONS

CERTAIN FACTORS AFFECTING THE COMPANY'S ELECTRIC OPERATIONS

     As an electric utility, the Company is affected, to varying degrees, by a number of factors affecting the electric utility industry in general. These factors include increasingly competitive business conditions, the cost of compliance with environmental regulations and changes in the federal and state regulation of the generation and transmission of electricity. For a discussion of various regulatory changes and competitive forces affecting the Company and other electric utilities, see "Regulatory and Environmental Matters -- Industry Developments" below.

POWER GENERATION

     The Company operates and either owns or has an ownership interest in four steam electric generating stations and a gas turbine. The Company is the sole owner of Coughlin Power Station, Teche Power Station and Rodemacher Power Station Unit 1. The Company owns a 50% interest in Dolet Hills Power Station Unit 1 (Dolet Hills Unit 1), and a 30% interest in Rodemacher Power Station Unit 2 (Rodemacher Unit 2). At December 31, 1997, the Company's aggregate electric generating capacity was 1,693,000 kilowatts (excluding the Company's 20,000 kilowatts of firm purchases from the Sabine River Authority). The following table sets forth certain information with respect to the Company's generating facilities.

                                                      YEAR OF       CAPACITY AT           TYPE OF
                                     GENERATING       INITIAL        12/31/97          FUEL USED FOR
       GENERATING STATION              UNIT #        OPERATION      (KILOWATTS)        GENERATION(1)
       ------------------            ----------      ---------      -----------      -----------------
Franklin Gas Turbine.............                      1973              7,000       gas
Coughlin Power Station...........        6             1961            110,000       gas/oil (standby)
                                         7             1966            224,000       gas/oil (standby)
Teche Power Station..............        1             1953             23,000       gas
                                         2             1956             48,000       gas
                                         3             1971            359,000       gas/oil(standby)
Rodemacher Power Station.........        1             1975            440,000       gas/oil
                                         2             1982            157,000(2)    coal/gas
Dolet Hills Power Station........        1             1986            325,000(3)    lignite
                                                                     ---------
          Total Generating
            Capability...........                                    1,693,000
                                                                     =========

---------------

(1) Where oil is used on a standby basis, capacity may be reduced.

(2) Represents the Company's 30% interest in the capacity of Rodemacher Unit 2, a 523,000-kilowatt generating unit.

(3) Represents the Company's 50% interest in the capacity of Dolet Hills Unit 1, a 650,000-kilowatt generating unit.

FUEL AND PURCHASED POWER

     Changes in fuel and purchased power expenses reflect fluctuations in generation fuel mix costs, availability of economic purchased power and deferral of expenses for recovery from customers through fuel adjustment clauses in subsequent months.

     The following table sets forth, for the periods indicated, the percentages of power generated from various fuels at the Company's electric generating plants, the cost of fuel used per kilowatt hour (kWh) attributable to each such fuel and the weighted average fuel cost per kWh.

                             LIGNITE                  COAL                   GAS                  FUEL OIL
                       --------------------   --------------------   --------------------   --------------------   WEIGHTED
                        COST                   COST                   COST                   COST                  AVERAGE
                         PER      PERCENT       PER      PERCENT       PER      PERCENT       PER      PERCENT     COST PER
                         KWH         OF         KWH         OF         KWH         OF         KWH         OF         KWH
        YEAR           (MILLS)   GENERATION   (MILLS)   GENERATION   (MILLS)   GENERATION   (MILLS)   GENERATION   (MILLS)
        ----           -------   ----------   -------   ----------   -------   ----------   -------   ----------   --------
1997.................   14.85       36.7       17.06       19.1       29.85       44.2          --        --        21.90
1996.................   15.45       38.1       16.67       21.3       30.06       39.8       26.09       0.8        21.61
1995.................   14.86       35.9       18.88       14.3       19.48       49.8       24.77       0.0        17.74
1994.................   15.09       36.5       19.53       16.0       22.28       47.4       21.00       0.1        19.22
1993.................   15.50       32.7       20.28       19.5       25.11       47.8          --        --        21.02

  Power Purchases

     The Company purchases electric energy from neighboring utilities when the price of the energy purchased is less than the cost to the Company of generating such energy from its own facilities. Additionally, the Company has a long-term contract under which it purchases a small percentage of its total annual energy requirements from a hydroelectric generating plant.

     In 1997, the amount of power purchased decreased, compared to 1996, as a result of the lack of available low-cost power on the wholesale market or the lack of available transmission capacity to transport energy to the Company's electric system. The lack of available purchased power increased the need for additional generation by the Company's natural gas units at a higher cost. The following table sets forth the amounts of power purchased by the Company on the wholesale market for the years indicated.

                                                             % OF TOTAL
                                                 MILLION       ENERGY
                                                   KWH      REQUIREMENTS
                                                 -------    ------------
1997...........................................   1,924         24%
1996...........................................   2,529         33%
1995...........................................   1,430         19%
1994...........................................     818         11%
1993...........................................   1,321         18%

     For information with respect to the Company's ability to currently pass through changes in costs of fuel to its customers, see "Regulatory and Environmental Matters -- Rates" below.

NATURAL GAS SUPPLY

     During 1997, the Company purchased a total of 29,165 billion British thermal units (MMMBtu) of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by the Company from each supplier are shown in the table below.

                                                                         AVERAGE
                                                                         AMOUNT
                                                             1997       PURCHASED    PERCENT
                                                           PURCHASES     PER DAY     OF TOTAL
                  NATURAL GAS SUPPLIER                     (MMMBTU)     (MMMBTU)     GAS USED
                  --------------------                     ---------    ---------    --------
Louisiana Interstate Gas Corporation(LIG)................    12,670       34.7         43.4
Columbia Energy Services.................................     4,002       11.0         13.7
Western Gas Resources....................................     2,850        7.8          9.8
Southern Companies Energy Marketing......................     2,417        6.6          8.3
Other....................................................     7,226       19.8         24.8
                                                           --------       ----        -----
                                                             29,165       79.9        100.0
                                                           ========       ====        =====

     In 1996, the Company entered into a one-year contract with LIG which obligated the Company to a purchase commitment of 13.8 billion cubic feet (Bcf) of gas for the period November 1, 1996 through October 31, 1997. All commitments were met and the contract was terminated as scheduled.

     During 1997, the Company completed the construction of natural gas interconnections with Trunkline Gas Company (Trunkline), a subsidiary of Duke Energy Corp., Columbia Gulf Transmission Co. (Columbia), a subsidiary of the Columbia Gas Systems, Inc., and ANR Pipeline Company (ANR), a Coastal Corporation subsidiary. These interconnections were subsequently aggregated to form CLE Intrastate Pipeline Company, Inc., a subsidiary of the Company. The addition of the new CLE Intrastate Pipeline interconnections has allowed the Company to access various competitive natural gas supply markets which helps to maintain the competitiveness of the Company's generating units.

     The new interconnections required only one commitment. Trunkline required that at least 7.5 Bcf of natural gas would flow through the Rodemacher Power Station interconnection between January 1, 1997 and July 1, 1998. In return, the Company received a commitment for firm transportation service for delivery of natural gas to the plant. For the twelve months ended December 31, 1997, approximately 6.1 Bcf of the 7.5 Bcf commitment have flowed through the Rodemacher Power Station interconnection. Neither ANR nor Columbia required a volume commitment.

     Natural gas was plentiful and available without interruption throughout 1997. The Company currently meets, and expects to continue to meet, its natural gas requirements with purchases on the spot market through daily, monthly and seasonal contracts with various natural gas suppliers. However, future supplies to the Company remain vulnerable to disruptions due to weather events and transportation disruptions. The potential for disruptions to the Company has been decreased by the addition of the new interconnections. Nevertheless, large boiler fuel users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply disruptions. Such events, though rare, may require the Company to shift its gas-fired generation to alternative fuel sources, such as fuel oil, to the extent it has the capability to burn those alternative fuels. Currently, the Company anticipates that its alternative fuel capability, combined with its solid-fuel generation resources, are adequate to meet fuel needs during any temporary interruption of natural gas supplies.

  Coal and Lignite Supply

     Substantially all of the coal for Rodemacher Unit 2 is purchased from mines in Wyoming under a long-term contract expiring in 2007 with Kerr-McGee Coal Corporation. The contract has been modified under a price reopener provision which was initiated in early 1997. The pricing structure under the modified contract has been defined through mid 2002. Provisions for pricing and terms can be renegotiated under a contract reopener provision in early 2002. After purchasing a given annual quantity of base coal (approximately

500,000 tons in 1997), the Company has the right to purchase coal from third parties in the spot market. Additional spot coal may be obtained through competitive bidding.

     The coal for Rodemacher Unit 2 is transported under a long-term rail transportation contract with the Union Pacific Railroad. Union Pacific is currently experiencing operating problems resulting in reduced volumes being delivered to Rodemacher Unit 2. Consequently, the Company's coal inventory at Rodemacher Unit 2 is currently below its desired minimum level. Based on Union Pacific's anticipated delivery schedule of future coal shipments, management does not expect that Rodemacher Unit 2 operations will need to be curtailed due to insufficient fuel supply, and management anticipates restoration of the coal inventory at the unit to a desired level of 30 days' supply by July 1998. Other regional utilities are experiencing similar delivery problems.

     Substantially all of the lignite used to fuel Dolet Hills Unit 1 is obtained under two long-term agreements. The Company and Southwestern Electric Power Company (SWEPCO), each a 50% owner of Dolet Hills Unit 1, have entered into agreements pursuant to which each acquired an undivided 50% interest in the other's leased and owned lignite reserves in northwestern Louisiana. The Company and SWEPCO have also entered into a long-term agreement expiring in 2011 with the Dolet Hills Mining Venture (DHMV) for the mining and delivery of such lignite reserves, which reserves are expected to provide a substantial portion of the fuel requirements for the projected operating life of Dolet Hills Unit 1. The Company's minimum annual purchase requirement is 1,187,500 tons. The price of lignite delivered pursuant to the agreement is a base price per ton, subject to escalation based on certain inflation indices, plus specified "pass-through" costs. Additional spot lignite may be obtained through competitive bidding. For information regarding the Company's legal proceedings against the DHMV, see "Legal Proceedings" in Part I of this Report.

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

     The continuous supply of coal and lignite from the mining sources described above may be subject to interruption due to adverse weather conditions or other factors which may disrupt mining operations or transportation. At December 31, 1997, the Company's coal inventory at Rodemacher Unit 2 was approximately 28,000 tons (about a 14-day supply), and the Company's lignite inventory at Dolet Hills Unit 1 was approximately 237,000 tons (about a 40-day supply).

  Oil Supply

     The Company stores fuel oil as an alternative fuel source. Rodemacher Power Station has storage capacity for an approximate 75-day supply and other generating stations have storage capacity totaling about a 20-day supply. However, in accordance with the Company's current fuel oil inventory practices, at December 31, 1997, the Company had between 5 to 10 days' supply of fuel oil stored at its generating stations. During 1997, no barrels of fuel oil were burned.

SALES

     The Company is a "public utility" engaged principally in the generation, transmission, distribution and sale of electricity within Louisiana. For further information regarding the Company's generating stations and its transmission and distribution facilities, see "Power Generation" above and "Properties" in Item 2 of this

Report. The following table sets forth information concerning sales by the Company to various classes of customers for each of the last three years.

                                                                SALES (MILLION KWH)
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Residential.................................................  2,838    2,723    2,763
Commercial..................................................  1,393    1,338    1,265
Industrial..................................................  2,467    2,369    2,227
Other retail................................................    533      526      502
Sales for resale............................................    311      291      360
                                                              -----    -----    -----
  Total sales to regular customers..........................  7,542    7,247    7,117
  Short-term sales to other utilities.......................    157      330       68
                                                              -----    -----    -----
  Total kilowatt-hour sales.................................  7,699    7,577    7,185
                                                              =====    =====    =====

     The Company's 1997 system peak demand occurred in August and was 1,560,000 kilowatts. Sales and peak demand are affected by seasonal demand influenced by weather and are generally highest during the summer air-conditioning and winter heating seasons. For information concerning the financial effects of seasonal demand on the Company's quarterly operating results, see Note L to the Consolidated Financial Statements on page 31 of the 1997 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

     The Company expects the peak demand on the system to grow at a compound annual rate of approximately 3.1% over the next five years. The Company's capacity reserve margin for 1997 was 8.9%. To meet the Company's capacity reserve margin for 1998, the Company has purchased 180 MW of firm capacity and transmission service for the summer months of June through September. Of this capacity, 80 MW will be delivered each day and the remaining 100 MW of capacity is to be made available on a next day scheduled basis. The Company believes it can meet its anticipated growth in customer demand by purchasing the needed capacity on the wholesale market. Future capacity needs may be met by continuing to purchase power on the wholesale market, adding capacity to existing power plants or building new power plants. Currently, management is evaluating the best approach for the Company.

     No customer accounted for 10% or more of the Company's revenues in 1997. Additional information regarding the Company's sales and revenues is set forth in "Results of Operations" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 3 through 5 of the 1997 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

CONSTRUCTION AND FINANCING

     For information on the Company's construction program, financing and related matters, see "Financial Condition" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 7 through 11 of the 1997 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

JOINT VENTURE

     On October 30, 1997, the Company formed a joint venture with Covenant Energy Corporation (Covenant). The joint venture will market electricity and natural gas services, as well as energy management services, to commercial and industrial customers and utilities throughout the southeastern United States. The joint venture will also engage in energy asset development projects, such as cogeneration projects, natural gas pipelines connecting to customers' plants and potential strategic asset acquisitions in the southeastern United States. The newly formed venture, CLECO ENERGY, L.L.C., is headquartered in Houston, Texas. Covenant President John T. McDougal heads the venture. The Company owns 51% of the newly formed venture through a subsidiary and Covenant owns the remaining 49%. For information regarding the

Company's commitment to provide credit support to the venture, see "Financial Condition -- Cash Generation and Cash Requirements" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 8 of the 1997 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

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

     The Company's electric rates include a fuel and purchased power cost adjustment clause which enables the Company to reflect monthly fluctuations in the cost of fuel and short-term purchased power. Additionally, pretax income from certain off-system sales to other utilities is passed on to customers through the fuel cost adjustment clause. Fuel costs and fuel adjustment billing factors are approved by the LPSC and the FERC. These cost adjustments are based on costs from earlier periods which result in over- or under-recovery for the period in which the adjustment is made. Any over- or under-recovery is corrected by an adjustment in later periods. As of December 31, 1997, the net accumulated liability for over-recovery on sales subject to the LPSC's jurisdiction was approximately $3.0 million.

     The LPSC elected in 1993 to review the earnings of all electric, gas, water and telecommunications utilities regulated by it to determine whether the returns on equity of these companies may be higher than returns that might be awarded in the current economic environment. In 1996, the LPSC approved a settlement of the Company's earnings review, providing the Company's customers with lower electricity rates. The first rate decrease, of $3 million annually, was effective November 1, 1996, with a second decrease, of an additional $2 million annually, effective January 1, 1998. The terms of this settlement will be effective for a five-year period.

     During the five-year period, which began November 1, 1996, a rate stabilization plan is in place. This plan allows the Company to retain all earnings equating to a regulatory return on equity up to and including 12.25% on its regulated utility operations. Any earnings which result in a return on equity over 12.25%, up to and including 13%, will be shared equally between the Company, and its customers, which effectively allows the Company the opportunity to realize a regulatory rate of return of up to 12.625%. Any earnings above this level will be refunded fully to customers.

     During the five-year period 1997-2001, the Company's revenues and return on equity will be reviewed each year by the LPSC. If the Company is found to be achieving a regulatory return on equity in any given year which requires a refund to customers, the refund will be made in the form of billing credits during the months of July, August and September following the evaluation period.

     During the five-year rate stabilization period, the Company will have the right to apply for a rate increase if a significant event affecting its earnings would justify it, such as regulatory or economic changes, major hurricane damage or other unforeseen circumstances. During the period, the Company will also be able to propose for LPSC consideration any revenue-neutral rate design changes it feels appropriate, such as revenue redistribution among customer classes which may be warranted. During the period, the LPSC may amend or modify any of the settlement's terms should the LPSC determine changes are warranted by the public interest.

FRANCHISES

     The Company operates under nonexclusive franchise rights granted by governmental units and enforced by state regulation. These franchises are for fixed terms, which vary from ten years to 50 years. In the past, the Company has been successful in the timely renewal of franchises as each reaches the end of its term and expires.

     A number of parishes have attempted in recent years to impose franchise fees on retail revenues earned within the unincorporated areas the Company serves. If the parishes are ultimately successful, taxes other than income taxes could increase substantially in future years.

INDUSTRY DEVELOPMENTS

     Technological improvements in recent years have somewhat lessened the historical barriers to entry in the electric utility industry and have set in motion statutory and regulatory changes aimed at increased competition in the electric utility industry. Federal and state legislation and new regulatory initiatives designed to restructure electricity markets will likely produce even greater competition at both wholesale and retail levels in the future. The LPSC is investigating whether retail choice is in the best interest of Louisiana electric utility customers. The Company and other existing and potential Louisiana electric industry participants filed testimony in the LPSC's investigation of electric industry restructuring during 1997. Also, during 1997, the Louisiana legislature considered, but did not enact, legislation regarding restructuring of the electric utility industry within the State, but instead, deferred consideration of the issues to the LPSC. The Company expects the customer choice debate and related issues to continue in legislative and regulatory bodies in 1998. At this time, management cannot predict whether any legislation or regulation will be enacted or adopted during 1998 and, if enacted or adopted, what form such legislation or regulation would take.

     In general, Louisiana enjoys relatively low rates for electricity. Industry restructuring presents the possibility that rates could move closer to the national average, meaning possible higher prices for Louisiana's small consumers. With this in mind, the Company favors a plan that would protect the rates of small consumers and allow retail choice for larger commercial and industrial customers no later than the year 2000. Management believes too rapid a course to restructuring could result in higher electricity prices for small consumers. To protect small consumers against such an outcome, management supports for the most part, the deliberate approach to industry restructuring taken by the LPSC. The increasingly competitive environment presents opportunities to compete to supply electricity to new customers, as well as the risk of losing existing customers. Management believes the Company is a reliable, low-cost provider of electricity and, as such, is currently positioned to compete effectively in a restructured electric marketplace.

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

     On April 24, 1996, the FERC issued Order No. 888, a final rule requiring open access transmission by all public utilities that own, operate or control transmission lines. All of these utilities must now provide nondiscriminatory open access transmission services that are comparable to transmission services that the utilities provide themselves. The Company's tariff was approved by the FERC in a settlement with affected parties on November 26 1997. Utilities must take transmission service for their own wholesale transactions under the terms and conditions of their open access tariffs. Order No. 888 provides for the full recovery from a utility's departing customers of wholesale stranded costs to the extent such costs were prudently incurred to serve wholesale customers and would go unrecovered if those customers use open access transmission service to move to another supplier. The Order also allows customers under existing wholesale contracts to seek FERC approval to modify their contracts on a case-by-case basis.

     The Company has three firm-sales wholesale customers, which represented 0.9% of its sales to regular customers for the twelve months ended December 31, 1997. Management cannot predict what, if any, effects Order No. 888 may have on wholesale prices in the Company's service area.

     Wholesale energy markets, including the market for wholesale electric power, have been competitive and are becoming even more so as the number of competitors in these markets increases as a result of enactment of the Energy Policy Act and the regulatory activities of the FERC. The Company competes for sales of electric power at wholesale with other public utilities, cogenerators and qualified facilities in other forms, power marketing companies, which own no transmission or generation facilities, but which compete in the wholesale market by buying electricity from utilities and other generators and reselling the electricity at market-based rates. Many such power marketers now transact business in all regions of the country.

     In recent years, the Company has been successful in competing for wholesale sales within its service territory, including sales to the city of Alexandria and a full requirements sale to the city of St. Martinville. Sales under the St. Martinville agreement, which is subject to the jurisdiction of the FERC, began in May 1995 and represent an approximate 13 MW load. Sales to St. Martinville provide additional base revenues, net of facility payments, of about $4 million over the term of the agreement, which extends through December 2000. This contract was challenged in 1993 by the previous supplier, Louisiana Energy and Power Authority (LEPA), as well as the city of Lafayette and the American Public Power Association, with assertions of preferential, discriminatory and predatory pricing. An initial decision of the FERC's presiding administrative law judge
(ALJ) in February 1995 rejected LEPA's arguments. Under FERC procedures, LEPA has filed a brief requesting the FERC to revise the initial decision, and this matter is still pending before the FERC. The Company has opposed LEPA's brief, and management believes that the ALJ's initial decision will be upheld.

  Retail Electric Competition

     Currently the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service is obtained through the aforementioned long-term, nonexclusive franchises. Also, the LPSC has used a "300 foot rule" for determining the supplier for new customers. The application of this law has led to competition with neighboring utilities for retail customers at the borders of the Company's service areas. The Company also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly for certain applications than electricity. The Company could experience some competition for electric sales to industrial customers in the form of cogeneration or from independent power producers. However, the Company believes that its rates, and the quality and reliability of its service, place it in a favorable competitive position in current retail markets.

     The LPSC has set a generic docket to investigate whether retail choice is in the best interests of Louisiana electric utility consumers. Initial hearings in this docket were held in September 1997. In December 1997, the LPSC staff reported to the LPSC commissioners that electric industry restructuring could be in the best interests of the public and recommended that the LPSC continue to investigate the major issues involved in restructuring.

     In early May 1997, the Commerce Committee of the Louisiana House of Representatives deferred any action on legislation regarding deregulation/customer choice for the electric utility industry in Louisiana. The legislators determined that the issues surrounding deregulation should be left to the LPSC. However, the legislature passed a resolution establishing a special committee to study existing federal, state and local laws, rules and policies to assess the impact of electric retail competition. The committee held its first meeting in September 1997 and must submit a report of its findings by the beginning of the 1998 regular legislative session. The Company has a representative on this committee.

  Legislative and Regulatory Changes and Matters

     Various federal and state legislative and regulatory bodies are considering a number of issues in addition to those discussed above that will shape the future of the electric utility industry. Such issues include deregulation of retail electricity sales; the ability of electric utilities to recover stranded costs; the repeal or modification of the Holding Company Act; the unbundling of vertically integrated electric utility companies into separate business segments or companies (i.e., generation, transmission, distribution and retail energy service); the role of electric utilities, independent power producers and competitive bidding in the construction and operation of new generating capacity; and the pricing of transmission service on an electric utility's transmission system. The Company is unable to predict the outcome of such issues or their effect on the Company's financial position, results of operations or cash flows at this time.

     For information on certain regulatory matters and regulatory accounting affecting the Company, see "Financial Condition -- Regulatory Matters" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 10 and 11 of the 1997 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

ENVIRONMENTAL QUALITY

     The Company is subject to numerous laws and regulations administered by federal, state and local authorities to protect the environment. These statutory and regulatory provisions impose various substantive requirements, the violation of which may result in substantial fines and penalties. Environmental requirements continue to increase as a result of new legislation, administrative actions and judicial interpretations. Therefore, the precise future effects of existing and potential requirements are difficult to determine. During 1997, the Company's capital expenditures related to environmental compliance were about $0.4 million, due largely to the modification of a sludge landfill site at one of the Company's generating stations. Expenditures related to environmental compliance are estimated to total approximately $0.6 million in 1998.

  Air Quality

     The State of Louisiana regulates emissions from each of the Company's generating units through regulations issued by the Air Quality Division (AQD) of the Louisiana Department of Environmental Quality (LDEQ). In addition, the AQD implements certain programs initially established by the federal Environmental Protection Agency (EPA). The AQD establishes standards of performance or requires permits for certain generating units in Louisiana. Four of the Company's generating units are subject to these requirements: Teche Unit 3, Rodemacher Units 1 and 2 and Dolet Hills Unit 1.

     The federal Clean Air Act Amendments of 1990 (the Act) established a regulatory program to address the effects of acid rain and imposed restrictions on sulfur dioxide (SO(2)) emissions from certain utility units. The Act essentially requires that utilities, like the Company, must hold a regulatory "allowance" for each ton of SO(2) emitted beginning in the year 2000. The EPA is required to allocate a set number of allowances to each affected unit based on its historic emissions. After the initial allocation, the Company requested an adjustment to the allowance allocation for Rodemacher Unit 2 because of an extended outage of the unit during one of the years used in the EPA's calculation. Because the final allowance allocation did not reflect the requested adjustment, the Company filed a petition for judicial review of the EPA's action on May 21, 1993 in the United States Court of Appeals for the District of Columbia Circuit. In October 1995, the EPA signed a settlement agreement in which it agreed to give Rodemacher Unit 2 the additional allowances requested. In December 1996, the EPA published proposed changes to the Acid Rain Program in the Federal Register. The proposed changes included the additional allowances requested for Rodemacher Unit 2. While the EPA has agreed to give the additional allowances to Rodemacher Unit 2, the allowances will not be allocated until June 1998.

     The Act also requires the EPA to revise nitrogen oxides (NOx) emission limits for existing coal-fired boilers. In November 1996, the EPA finalized rules lowering the NOx emission rate for certain boilers, including Rodemacher Unit 2 and Dolet Hills Unit 1. Under this rule, Rodemacher Unit 2 and Dolet Hills Unit 1 would have to meet this new emission rate by January 1, 2000. The rule also allows an option to "early elect," that is, achieve compliance with a less restrictive NOx limit beginning January 1, 1997. The Company exercised this option in December 1996. Early election protects the Company from any further reductions in the NOx permitted emission rate until 2008. Rodemacher Unit 2 and Dolet Hills Unit 1 were in compliance with the NO(x) early election limits in 1997 and are expected to continue to be in compliance in 1998 without undergoing significant capital improvements. Significant future reductions in NO(x) emission limits may require modification of burners or other capital improvements at either or both of the units.

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

     The Company has requested approval of an alternate liner system for the Dolet Hills landfill facility and has received conditional approval from the LDEQ. The Company is in the process of obtaining additional information to submit to the LDEQ, which should make the approval permanent. The alternate system, if approved, is expected to save $360,000 to $900,000 per year in operating costs at the landfill.

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

ELECTRIC AND MAGNETIC FIELDS

     The possibility that exposure to electric and magnetic fields (EMFs) emanating from power lines, household appliances and other electric devices may result in adverse health effects or damage to the environment has been a subject of current public attention. The Company funds research on electric and magnetic fields through various organizations. The scientific research conducted to date concerning the effects of EMFs has not led to any definitive results; however, such research is continuing. Lawsuits have arisen in several states against electric utilities and others alleging that the presence or use of electric power transmission and distribution lines has an adverse effect on health and/or property values.

OTHER EVENTS

  Acquisition of Teche Electric Cooperative, Inc. (Teche)

     In February 1995, the Company agreed to purchase Teche for a price, including the assumption or other discharge of Teche's liabilities, of about $22.4 million. The members of Teche overwhelmingly approved the sale at their annual meeting in March 1995. One of the conditions necessary to the closing of the Teche acquisition was an interim power purchase agreement with Cajun Electric Power Cooperative, Inc. (Cajun), Teche's former wholesale power supplier. Cajun has been involved in bankruptcy proceedings since 1995. An interim agreement, acceptable to Cajun's bankruptcy trustee and the Rural Utilities Services, was reached in September 1997. The Company consummated the purchase of Teche on September 30, 1997. The acquisition resulted in the addition of 7,700 mostly residential customers to the Company.

ITEM 2. PROPERTIES

     All of the Company's electric generating stations and all other electric operating properties are located in the State of Louisiana. The Company considers all of its properties to be well maintained, in good operating condition and suitable for their intended purposes.

ELECTRIC GENERATING STATIONS

     As of December 31, 1997, the Company either owned or had an ownership interest in four steam electric generating stations and a gas turbine with a combined electric generating capacity of 1,693,000 kilowatts. For additional information regarding the Company's generating facilities, see "Electric Operations -- Power Generation" in Item 1 of this Report.

SUBSTATIONS

     As of December 31, 1997, the Company owned 82 transmission substations and 302 distribution substations. Electric Lines

ELECTRIC LINES

     As of December 31, 1997, the Company's transmission system consisted of approximately 67 circuit miles of 500 kilovolt (kV) lines; 454 circuit miles of 230 kV lines; 648 circuit miles of 138 kV lines; and 21 circuit miles of 69 kV lines. The Company's distribution system consisted of approximately 2,127 circuit miles of 34.5 kV lines and 11,798 circuit miles of other lines.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company and SWEPCO, each a 50% owner of Dolet Hills Unit 1, jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982, the Company and SWEPCO entered into a Lignite Mining Agreement (LMA) with the DHMV, a partnership for the mining and delivery of lignite from a portion of these reserves (Dolet Hills Mine). The LMA expires in 2011. The price of lignite delivered pursuant to the LMA is a base price per ton, subject to escalation based on certain inflation indices, plus specified "pass-through" costs.

     Currently, the Company is receiving annually a minimum delivery of 1,187,500 tons under the LMA. Since the late 1980s, additional spot lignite deliveries have been obtained through competitive bidding from DHMV and another lignite supplier. In 1997, the Company and SWEPCO received deliveries of approximately 28% of the annual lignite consumption at Dolet Hills Unit 1 from the other lignite supplier.

     On April 15, 1997, the Company and SWEPCO filed suit against DHMV and its partners in the United States District Court for the Western District of Louisiana (Federal Court Suit) seeking to enforce various obligations of DHMV to the Company and SWEPCO under the LMA, including provisions relating to the quality of the delivered lignite, pricing and mine reclamation practices. On June 15, 1997, DHMV filed an answer denying the allegations in the Company's suit and filed a counterclaim asserting various contract-related claims against the Company and SWEPCO. The Company and SWEPCO have denied the allegations in the counterclaim on the grounds the counterclaim has no merit.

     The counterclaims filed by DHMV in the Federal Court Suit resulted in the Company and SWEPCO filing a separate lawsuit against the parent companies of DHMV, namely Jones Capital Corporation and Philipp Hozmann USA, Inc., on August 13, 1997, in the First Judicial District Court for Caddo Parish, Louisiana (State Court Suit). The State Court Suit seeks to enforce a separate 1995 agreement by Jones Capital Corporation and Philipp Holzmann USA, Inc. related to the LMA. Jones Capital Corporation and Philipp Holzmann USA, Inc. have asked the State Court to stay that proceeding until the Federal Court Suit is resolved.

     The suits are currently in the discovery phase. A status conference is currently scheduled for May 22, 1998. At this conference, a trial date will be set. The Company and SWEPCO will aggressively prosecute the claims against DHMV and defend against the counterclaims which DHMV has asserted. The Company and SWEPCO continue to pay DHMV for lignite delivered pursuant to the LMA. Normal day-to-day operations continue at the Dolet Hills Mine and Dolet Hills Unit 1. Although the ultimate outcome of this litigation cannot be predicted at this time, based on information currently available to the Company, management believes that the counterclaim asserted by the DHMV in the Federal Court Suit, if successful, would not have a significant adverse effect on the Company's financial position or results of operations.

     The Company is not aware of any legal proceeding to which it is a party which would have a material adverse effect on its financial condition, results of operations, cash flows or competitive position. For a discussion of certain legal proceedings and regulatory matters involving the Company, see "Business -- Regulatory and Environmental Matters -- Industry Developments, -- Wholesale Electric Competition" and "-- Environmental Quality -- Air Quality" in Item 1 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the executive officers of the Company, their positions held, five-year employment history, ages and years of service as of December 31, 1997 are presented below. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

                                        POSITION AND FIVE-YEAR
 NAME OF EXECUTIVE OFFICER                EMPLOYMENT HISTORY
 -------------------------              ----------------------

Gregory L. Nesbitt.........  President and Chief Executive Officer since April
                             1993; President and Chief Operating Officer from April 1992 to April 1993; Executive Vice President and Chief Operating Officer from July 1991 to April 1992; Executive Vice President from January 1988 to July 1991. (Age 59; 17 years of service)

David M. Eppler............  Executive Vice President and Chief Operating
                             Officer since July 1997; Executive Vice President from January 1997 to July 1997; Vice President-Power Supply and Energy Transmission from July 1995 to January 1997; Vice President-Finance from October 1993 to July 1995; Vice President and Treasurer from July 1987 to October 1993. (Age 47; 16 years of service)

Thomas J. Howlin...........  Senior Vice President-Financial Services and Chief
                             Financial Officer since July 25, 1997; Vice
                             President-Finance and Chief Financial Officer from July 14, 1997 to July 25, 1997. Vice President and Chief Financial Officer of TransAmerican Natural Gas Corporation from April 1995 to March 1997; Director of Financial Activity, Business Development for Detroit Edison Company from January 1994 to March 1995. (Age 49; 6 months of service)

Catherine C. Powell........  Senior Vice President-Employee and Corporate
                             Services since July 1997; Vice President-Employee and Corporate Services from July 1995 to July 1997; Vice President-Human Resources from October 1993 to July 1995; General Manager-Human Resources from August 1993 to October 1993;
                             Administrator-Compensation from May 1991 to August 1993. (Age 42; 6 years of service)

Darrell J. Dubroc..........  Vice President-Generation Services since July 1997;
                             General Manager-Wholesale Merchant Operations from July 1996 to July 1997; Manager-Regulatory Affairs and Business Development from March 1995 to July 1996; Manager-Contracts and Business Development from July 1994 to March 1995; Director-Contracts and Business Development from October 1993 to July 1994. (Age 36; 12 years of service)

Jeffrey W. Hall............  Vice President-Retail Energy Services since July
                             1997; General Manager-Customer Revenue from July 1996 to July 1997; Manager-Public Affairs from October 1995 to July 1996; Regional Manager-Customer Services from October 1993 to October 1995; Manager-Customer Services, Opelousas from May 1991 to October 1993; Manager-Customer Services, Mansfield from May 1983 to May 1991. (Age 46; 16 years of service)

                                           POSITION AND FIVE-YEAR
NAME OF EXECUTIVE OFFICER                    EMPLOYMENT HISTORY
-------------------------                  ----------------------
Mark H. Segura.............  Vice President-Distribution Services since July
                             1997; General Manager-Distribution Services form July 1996 to July 1997; Manager-Stores and Transformer Management from October 1993 to July 1996; Supervisor-Distribution Engineering from June 1991 to October 1993. (Age 39; 13 years of service)

John L. Baltes, Jr.........  Controller since April 1989. (Age 51; 16 years of service)

Michael P. Prudhomme.......  Secretary-Treasurer since January 1994; Secretary from October 1993 to January 1994; Vice
                             PresidentCustomer Services from May 1985 to October 1993. (Age 54; 28 years of service)

Judy P. Miller.............  Assistant Corporate Secretary since April 1995;
                             Acting Assistant Corporate Secretary from February 1995 to April 1995; Supervisor-Plant Accounting from October 1993 to February 1995; Supervisor-Income and Other Taxes from June 1990 to October 1993. (Age 40; 13 years of service)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed for trading on the New York Stock Exchange (NYSE) and the Pacific Stock Exchange. The following table sets forth high and low sales prices for the Company's common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 1997 and 1996.

                                         1997                                            1996
                       ----------------------------------------        ----------------------------------------
                         HIGH            LOW           DIVIDEND          HIGH            LOW           DIVIDEND
                         ----            ---           --------          ----            ---           --------
First Quarter........    $28             $26            $0.385           $27 3/4         $25 3/8        $0.375
Second Quarter.......    $28 1/8         $24 3/4        $0.395           $27 3/8         $25 1/8        $0.385
Third Quarter........    $28 7/16        $25 13/16      $0.395           $27 1/4         $25 3/8        $0.385
Fourth Quarter.......    $33 1/8         $25 9/16       $0.395           $29 1/4         $26 1/8        $0.385

     Subject to the prior rights of the holders of the respective series of the Company's preferred stock, such dividends as determined by the Board of Directors of the Company may be declared and paid on the common stock from time to time out of funds legally available therefor. The provisions of the Company's charter applicable to preferred stock and certain provisions contained in the debt instruments of the Company under certain circumstances restrict the amount of retained earnings available for the payment of dividends by the Company. The most restrictive covenant requires that common shareholders' equity be not less than 35% of total capitalization, including short-term debt. At December 31, 1997, approximately $114,300,000 of retained earnings was not restricted. On January 23, 1998, the Board of Directors of the Company declared a quarterly dividend of $0.395 per share, which dividend was paid on February 15, 1998, to common shareholders of record on February 2, 1998.

     As of March 16, 1998, there were 10,925 holders of record of the Company's common stock, and the closing price of the Company's common stock as reported on the NYSE Composite Tape was $32 11/16 per share.

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth in "Selected Financial Data" on page 1 of the 1997 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this Report. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto set forth on pages 14 through 31 of the 1997 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 2 through 11 of the 1997 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information set forth on pages 14 through 31 of the 1997 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth (i) under the subcaption "Directors" under the caption "Election of Directors" on pages 2 and 3 of, and (ii) under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of the Company's definitive Proxy Statement dated March 11, 1998, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (1998 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" on pages 20 and 21 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth (i) under the subcaption "Organization and Compensation of the Board of Directors" under the caption "Election of Directors" on pages 4 and 5 of, and (ii) under the caption "Executive Compensation" on pages 8 through 16 of the 1998 Proxy Statement (excluding the information required by paragraphs (k) and (l) of Item 402 of Regulation S-K) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth (i) under the caption "Security Ownership of Directors and Management" on pages 6 and 7 of, and (ii) under the caption "Security Ownership of Certain Beneficial Owners" on page 21 of the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the subcaption "Directors" under the caption "Election of Directors" on pages 2 and 3 of the 1998 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                           REFERENCE (PAGE)
                                                                     -----------------------------
                                                                                      1997 ANNUAL
                                                                       FORM 10-K       REPORT TO
                                                                     ANNUAL REPORT    SHAREHOLDERS
                                                                     -------------    ------------
14(a)(1)    Consolidated Statements of Income for the years ended
              December 31, 1997, 1996 and 1995                                             14
            Consolidated Balance Sheets at December 31, 1997 and
              1996                                                                         15
            Consolidated Statements of Cash Flows for the years
              ended December 31, 1997, 1996 and 1995                                       16
            Consolidated Statements of Changes in Common
              Shareholders' Equity for the years ended December
              31, 1997, 1996 and 1995                                                      17
            Notes to Consolidated Financial Statements                                     18
            Report of Independent Accountants                                              32
14(a)(2)    Financial Statement Schedules Report of Independent
              Accountants                                                 32
            Schedule II -- Valuation and Qualifying Accounts              33
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

                                                             SEC FILE OR    REGISTRATION
                                                             REGISTRATION     STATEMENT      EXHIBIT
                         EXHIBITS                               NUMBER        OR REPORT      NUMBER
-----------------------------------------------------------  ------------   -------------   ---------
        3(a)             Restated Articles of Incorporation  1-5663         10-Q(3/92)      3
                           of the Company dated as of July
                           24, 1989, as amended through
                           April 24, 1992
        3(b)             Amended and Restated Bylaws of the  1-5663         10-Q(3/97)      3
                           Company, as amended to April 25,
                           1997
       *4(a)(1)          Indenture of Mortgage dated as of
                           July 1, 1950, between the
                           Company and First National Bank
                           of New Orleans, as Trustee
       *4(a)(2)          First Supplemental Indenture dated
                           as of October 1, 1951, to
                           Exhibit 4(a)(1)
       *4(a)(3)          Second Supplemental Indenture
                           dated as of June 1, 1952, to
                           Exhibit 4(a)(1)
       *4(a)(4)          Third Supplemental Indenture dated
                           as of January 1, 1954, to
                           Exhibit 4(a)(1)
       *4(a)(5)          Fourth Supplemental Indenture
                           dated as of November 1, 1954, to
                           Exhibit 4(a)(1)
        4(a)(6)          Tenth Supplemental Indenture dated  1-5663         10-K(1986)      4(a)(11)
                           as of September 1, 1965, to
                           Exhibit 4(a)(1)
        4(a)(7)          Eleventh Supplemental Indenture     2-32069        S-9(4/7/69)     2(m)
                           dated as of April 1, 1969, to
                           Exhibit 4(a)(1)
        4(a)(8)          Eighteenth Supplemental Indenture   1-5663         10-K(1993)      4(a)(8)
                           dated as of December 1, 1982, to
                           Exhibit 4(a)(1)
        4(a)(9)          Nineteenth Supplemental Indenture   1-5663         10-K(1993)      4(a)(9)
                           dated as of January 1, 1983, to
                           Exhibit 4(a)(1)
        4(a)(10)         Twenty-Sixth Supplemental           1-5663         8-K(3/90)       4(a)(27)
                           Indenture dated as of March 15,
                           1990, to Exhibit 4(a)(1)
        4(b)             Indenture between the Company and   33-24896       S-3(10/11/88)   4(b)
                           Bankers Trust Company, as
                           Trustee, dated as of October 1,
                           1988

                                                             SEC FILE OR    REGISTRATION
                                                             REGISTRATION     STATEMENT      EXHIBIT
                         EXHIBITS                               NUMBER        OR REPORT      NUMBER
-----------------------------------------------------------  ------------   -------------   ---------
        4(b)(1)          Agreement Appointing Successor      333-02895      S-3(4/26/96)    4(a)(2)
                           Trustee dated as of April 1,
                           1996 by and among Central
                           Louisiana Electric Company,
                           Inc., Bankers Trust Company and
                           The Bank of New York
        4(c)             Trust Indenture (The Industrial     1-5663         10-K(1991)      4(i)
                           Development Board of the Parish
                           of Rapides, Inc. (Louisiana)
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991) dated as of May 1,
                           1991, between The Industrial
                           Development Board of the Parish
                           of Rapides, Inc. and First
                           National Bank of Commerce
        4(c)(1)          First Supplemental Trust Indenture  1-5663         10-K(1994)      4(e)(1)
                           (The Industrial Development
                           Board of the Parish of Rapides,
                           Inc. (Louisiana) Adjustable
                           Tender Pollution Control Revenue
                           Refunding Bonds, Series 1991)
                           dated as of May 1, 1993, between
                           The Industrial Development Board
                           of the Parish of Rapides, Inc.
                           and First National Bank of
                           Commerce, relating to Exhibit
                           4(c)
        4(d)             Refunding Agreement (The            1-5663         10-Q(6/91)      10(a)
                           Industrial Development Board of
                           the Parish of Rapides, Inc.
                           (Louisiana) Adjustable Tender
                           Pollution Control Revenue
                           Refunding Bonds, Series 1991)
                           dated as of May 1, 1991, between
                           the Company and The Industrial
                           Development Board of the Parish
                           of Rapides, Inc.
        4(e)             Trust Indenture (Parish of DeSoto,  1-5663         10-K(1991)      4(k)
                           State of Louisiana Adjustable
                           Tender Pollution Control Revenue
                           Refunding Bonds, Series 1991A)
                           dated as of May 1, 1991, between
                           Parish of DeSoto, State of
                           Louisiana and First National
                           Bank of Commerce

                                                             SEC FILE OR    REGISTRATION
                                                             REGISTRATION     STATEMENT      EXHIBIT
                         EXHIBITS                               NUMBER        OR REPORT      NUMBER
-----------------------------------------------------------  ------------   -------------   ---------
        4(e)(1)          First Supplemental Trust Indenture  1-5663         10-K(1994)      4(g)(l)
                           (Parish of DeSoto, State of
                           Louisiana Adjustable Tender
                           Pollution Control Revenue
                           Refunding Bonds, Series 1991A)
                           dated as of May 1, 1993, between
                           the Parish of DeSoto, State of
                           Louisiana and First National
                           Bank of Commerce, relating to
                           Exhibit 4(e)
        4(f)             Refunding Agreement (Parish of      1-5663         10-Q(6/91)      10(b)
                           DeSoto, State of Louisiana
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991A) dated as of May 1,
                           1991, between the Parish of
                           DeSoto, State of Louisiana and
                           the Company
        4(g)             Trust Indenture (Parish of DeSoto,  1-5663         10-K(1991)      4(m)
                           State of Louisiana Adjustable
                           Tender Pollution Control Revenue
                           Refunding Bonds, Series 1991B)
                           dated as of May 1, 1991, between
                           the Parish of DeSoto, State of
                           Louisiana and First National
                           Bank of Commerce
        4(g)(1)          First Supplemental Trust Indenture  1-5663         10-K(1994)      4(i)(1)
                           (Parish of DeSoto, State of
                           Louisiana Adjustable Tender
                           Pollution Control Revenue
                           Refunding Bonds, Series 1991B)
                           dated as of May 1, 1993, between
                           the Parish of DeSoto, State of
                           Louisiana and First National
                           Bank of Commerce, relating to
                           Exhibit 4(g)
        4(h)             Refunding Agreement (Parish of      1-5663         10-Q(6/91)      10(c)
                           DeSoto, State of Louisiana
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991B) dated as of May 1,
                           1991, between the Parish of
                           DeSoto, State of Louisiana and
                           the Company
        4(i)             $100,000,000 Credit Agreement       1-5663         10-Q(6/95)      4
                           dated as of June 15, 1995, among
                           the Company, certain Banks
                           parties thereto, and The Bank of
                           New York, as Agent

                                                             SEC FILE OR    REGISTRATION
                                                             REGISTRATION     STATEMENT      EXHIBIT
                         EXHIBITS                               NUMBER        OR REPORT      NUMBER
-----------------------------------------------------------  ------------   -------------   ---------
        4(j)             $25,000,000 Loan Agreement dated    1-5663         10-Q(3/97)      4
                           as of March 20, 1997, between
                           Whitney National Bank and the
                           Company
     **10(a)             1990 Long-Term Incentive            1-5663         1990 Proxy      A
                           Compensation Plan                                Statement
                                                                            (4/90)
     **10(b)             1981 Incentive Stock Option Plan    1-5663         10-K(1992)      10(i)
     **10(c)             Participation Agreement, Annual
                           Incentive Compensation Plan
     **10(d)             Deferred Compensation Plan for      1-5663         10-K(1992)      10(n)
                           Directors
     **10(e)(1)          Supplemental Executive Retirement   1-5663         10-K(1992)      10(o)(1)
                           Plan
     **10(e)(2)          Form of Supplemental Executive      1-5663         10-K(1992)      10(o)(2)
                           Retirement Plan Participation
                           Agreement between the Company
                           and the following officers:
                           Gregory L. Nesbitt, David M.
                           Eppler, Catherine C. Powell,
                           Darrell J. Dubroc and John L.
                           Baltes, Jr.
     **10(f)             Form of Executive Severance         1-5663         10-K(1995)      10(f)
                           Agreement between the Company
                           and the following officers:
                           Gregory L. Nesbitt, David M.
                           Eppler, Catherine C. Powell,
                           Darrell J. Dubroc and John L.
                           Baltes, Jr.
       10(h)(1)          Term Loan Agreement dated as of     1-5663         10-Q(3/91)      4(b)
                           April 2, 1991, among the 401(k)
                           Savings and Investment Plan ESOP
                           Trust, the Company, as
                           Guarantor, the Banks listed
                           therein and The Bank of New
                           York, as Agent
       10(h)(2)          Assignment and Assumption           1-5663         10-Q            (3/91)
                           Agreement, effective as of May
                           6, 1991, between The Bank of New
                           York and the Canadian Imperial
                           Bank of Commerce, relating to
                           Exhibit 10(h)(1)
       10(h)(3)          Assignment and Assumption           1-5663         10-K(1991)      10(y)(3)
                           Agreement dated as of July 3,
                           1991, between The Bank of New
                           York and Rapides Bank and Trust
                           Company in Alexandria, relating
                           to Exhibit 10(h)(1)1

                                                             SEC FILE OR    REGISTRATION
                                                             REGISTRATION     STATEMENT      EXHIBIT
                         EXHIBITS                               NUMBER        OR REPORT      NUMBER
-----------------------------------------------------------  ------------   -------------   ---------
       10(h)(4)          Assignment and Assumption           1-5663         10-K(1992)      10(bb)(4)
                           Agreement dated as of July 6,
                           1992, among The Bank of New
                           York, CIBC, Inc. and Rapides
                           Bank and Trust Company in
                           Alexandria, as Assignors, the
                           401(k) Savings and Investment
                           Plan ESOP Trust, as Borrower,
                           and the Company, as Guarantor,
                           relating to Exhibit 10(h)(1)
      *10(i)             Reimbursement Agreement (The
                           Industrial Development Board of
                           the Parish of Rapides, Inc.
                           (Louisiana) Adjustable Tender
                           Pollution Control Revenue
                           Refunding Bonds, Series 1991)
                           dated as of October 15, 1997,
                           among the Company, various
                           financial institutions, and
                           Westdeutsche Landesbank
                           Gironzentiale, New York Branch,
                           as Agent
       10(i)(1)          Remarketing Agreement (The          1-5663         10-Q(9/94)      10(a)
                           Industrial Development Board of
                           the Parish of Rapides, Inc.
                           (Louisiana) Adjustable Tender
                           Pollution Control Revenue
                           Refunding Bonds, Series 1991)
                           dated as of July 19, 1994,
                           between the Company and
                           PaineWebber Incorporated
       10(i)(2)          Tender Agreement (The Industrial    1-5663         10-K(1991)      10(z)(2)
                           Development Board of the Parish
                           of Rapides, Inc. (Louisiana)
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991) dated as of May 1,
                           1991, among First National Bank
                           of Commerce, as Trustee, the
                           Company, The First National Bank
                           of Chicago, as Tender Agent and
                           Registrar, Smith Barney, Harris
                           Upham & Co. Incorporated, as
                           Remarketing Agent, and Swiss
                           Bank Corporation, as Bank

                                                             SEC FILE OR    REGISTRATION
                                                             REGISTRATION     STATEMENT      EXHIBIT
                         EXHIBITS                               NUMBER        OR REPORT      NUMBER
-----------------------------------------------------------  ------------   -------------   ---------
       10(i)(3)          Amendment No. 1 to Reimbursement    1-5663         10-K(1994)      10(p)(3)
                         Agreements (The Industrial
                           Development Board of the Parish
                           of Rapides, Inc. (Louisiana)
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991, 1991A and 1991B)
                           dated as of December 9, 1994,
                           among the Company, various
                           financial institutions, Swiss
                           Bank Corporation, New York
                           Branch, as Issuer of the Letters
                           of Credit, and Swiss Bank
                           Corporation, New York Branch, as
                           Agent, relating to Exhibits
                           10(i), 10(j) and 10(k)
      *10(j)             Reimbursement Agreement (Parish of
                           DeSoto, State of Louisiana
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991A) dated as of
                           October 15, 1997, among the
                           Company, various financial
                           institutions, and Westdeutsche
                           Landesbank Gironzentiale, New
                           York Branch, as Agent
       10(j)(1)          Remarketing Agreement (Parish of    1-5663         10-Q(9/94)      10(b)
                           DeSoto, State of Louisiana
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991A) dated as of July
                           19, 1994, between the Company
                           and PaineWebber Incorporated
       10(j)(2)          Tender Agreement (Parish of         1-5663         10-K(1991)      10(aa)(2)
                           DeSoto, State of Louisiana
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991A) dated as of May 1,
                           1991, among First National Bank
                           of Commerce, as Trustee, the
                           Company, The First National Bank
                           of Chicago, as Tender Agent and
                           Registrar, Smith Barney, Harris
                           Upham & Co. Incorporated, as
                           Remarketing Agent, and Swiss
                           Bank Corporation, as Bank

                                                             SEC FILE OR    REGISTRATION
                                                             REGISTRATION     STATEMENT      EXHIBIT
                         EXHIBITS                               NUMBER        OR REPORT      NUMBER
-----------------------------------------------------------  ------------   -------------   ---------
      *10(k)             Reimbursement Agreement (Parish of
                           DeSoto, State of Louisiana
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991B) dated as of
                           October 15, 1997, among the
                           Company, various financial
                           institutions, and Westdeutsche
                           Landesbank Gironzentiale, New
                           York Branch, as Agent
       10(k)(1)          Remarketing Agreement (Parish of    1-5663         10-Q(9/94)      10(c)
                           DeSoto, State of Louisiana
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991B) dated as of July
                           19, 1994, between the Company
                           and PaineWebber Incorporated
       10(k)(2)          Tender Agreement (Parish of         1-5663         10-K(1991)      10(bb)(2)
                           DeSoto, State of Louisiana
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991B) dated as of May 1,
                           1991, among First National Bank
                           of Commerce, as Trustee, the
                           Company, The First National Bank
                           of Chicago, as Tender Agent and
                           Registrar, Smith Barney, Harris
                           Upham & Co. Incorporated, as
                           Remarketing Agent, and Swiss
                           Bank Corporation, as Bank
       10(l)             Selling Agency Agreement between    333-02895      S-3(12/10/96)   1
                           the Company and Salomon Brothers
                           Inc, Merrill Lynch & Co., Smith
                           Barney Inc. and First Chicago
                           Capital Markets, Inc. dated as
                           of December 12, 1996
      *10(m)             401(k) Savings and Investment Plan
                           ESOP Trust Agreement dated as of
                           August 1, 1997, between UMB
                           Bank, N.A. and the Company
      *10(m)(1)          First Amendment to 401(k) Savings
                           and Investment Plan ESOP Trust
                           Agreement dated as of October 1,
                           1997, between UMB Bank, N.A. and
                           the Company
      *11                Computation of Net Income Per
                           Common Share

                                                             SEC FILE OR    REGISTRATION
                                                             REGISTRATION     STATEMENT      EXHIBIT
                         EXHIBITS                               NUMBER        OR REPORT      NUMBER
-----------------------------------------------------------  ------------   -------------   ---------
      *12                Computation of Earnings to Fixed
                           Charges and Earnings to Combined
                           Fixed Charges and Preferred
                           Stock Dividends
      *13                Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations,
                           Consolidated Financial
                           Statements and Notes and Report
                           of Independent Accountants
      *23                Consent of Independent Accountants
      *24                Power of Attorney from each
                           Director of the Company whose
                           signature is affixed to this
                           Form 10-K for the year ended
                           December 31, 1997
      *27                Financial Data Schedule UT

14(b) Reports on Form 8-K

     During the three-month period ended December 31, 1997, the Company filed no Current Reports on Form 8-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Central Louisiana Electric Company, Inc.:

     Our report on the consolidated financial statements of Central Louisiana Electric Company, Inc. has been incorporated by reference in this Form 10-K from page 32 of the 1997 Annual Report to Shareholders of Central Louisiana Electric Company, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) on page 25 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
January 27, 1998

                    CENTRAL LOUISIANA ELECTRIC COMPANY, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                  COL. A                       COL. B        COL. C          COL. D            COL. E
-------------------------------------------  ----------    ----------    ---------------    ------------
                                                           ADDITIONS      UNCOLLECTIBLE
                                             BALANCE AT    CHARGED TO       ACCOUNTS         BALANCE AT
                                             BEGINNING     COSTS AND       WRITE-OFFS,         END OF
   ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS      OF PERIOD      EXPENSES     LESS RECOVERIES     PERIOD(1)
   ------------------------------------      ----------    ----------    ---------------    ------------
Year Ended December 31, 1997...............     $681          $770            $767              $684
Year Ended December 31, 1996...............     $538          $887            $744              $681
Year Ended December 31, 1995...............     $444          $817            $723              $538

---------------

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

                                            CENTRAL LOUISIANA ELECTRIC
                                              COMPANY, INC.
                                                        (Registrant)

                                                 /s/ GREGORY L. NESBITT
                                            ------------------------------------
                                               Gregory L. Nesbitt, President
                                                and Chief Executive Officer)

Date: March 31, 1998

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

                      SIGNATURE                                        TITLE                         DATE
                      ---------                                        -----                         ----

               /s/ GREGORY L. NESBITT                  President, Chief Executive Officer       March 31, 1998
-----------------------------------------------------    and Director
                (Gregory L. Nesbitt)                     (Principal Executive Officer)

                /s/ THOMAS J. HOWLIN                   Senior Vice President, Finance           March 31, 1998
-----------------------------------------------------    (Chief Financial Officer)
                 (Thomas J. Howlin)

                 SHERIAN G. CADORIA

                 RICHARD B. CROWELL

                 J. PATRICK GARRETT

                  F. BEN JAMES, JR.

                    HUGH J. KELLY                                   Directors*

               A. DELOACH MARTIN, JR.

                 ROBERT T. RATCLIFF

                  EDWARD M. SIMMONS

               WILLIAM H. WALKER, JR.

             * By: /s/ THOMAS J. HOWLIN                                                       March 31, 1998
  -------------------------------------------------
       (Thomas J. Howlin, as Attorney-in-Fact)

                               INDEX TO EXHIBITS

                                                             SEC FILE OR    REGISTRATION
                                                             REGISTRATION     STATEMENT      EXHIBIT
                         EXHIBITS                               NUMBER        OR REPORT      NUMBER
-----------------------------------------------------------  ------------   -------------   ---------
        3(a)             Restated Articles of Incorporation  1-5663         10-Q(3/92)      3
                           of the Company dated as of July
                           24, 1989, as amended through
                           April 24, 1992
        3(b)             Amended and Restated Bylaws of the  1-5663         10-Q(3/97)      3
                           Company, as amended to April 25,
                           1997
       *4(a)(1)          Indenture of Mortgage dated as of
                           July 1, 1950, between the
                           Company and First National Bank
                           of New Orleans, as Trustee
       *4(a)(2)          First Supplemental Indenture dated
                           as of October 1, 1951, to
                           Exhibit 4(a)(1)
       *4(a)(3)          Second Supplemental Indenture
                           dated as of June 1, 1952, to
                           Exhibit 4(a)(1)
       *4(a)(4)          Third Supplemental Indenture dated
                           as of January 1, 1954, to
                           Exhibit 4(a)(1)
       *4(a)(5)          Fourth Supplemental Indenture
                           dated as of November 1, 1954, to
                           Exhibit 4(a)(1)
        4(a)(6)          Tenth Supplemental Indenture dated  1-5663         10-K(1986)      4(a)(11)
                           as of September 1, 1965, to
                           Exhibit 4(a)(1)
        4(a)(7)          Eleventh Supplemental Indenture     2-32069        S-9(4/7/69)     2(m)
                           dated as of April 1, 1969, to
                           Exhibit 4(a)(1)
        4(a)(8)          Eighteenth Supplemental Indenture   1-5663         10-K(1993)      4(a)(8)
                           dated as of December 1, 1982, to
                           Exhibit 4(a)(1)
        4(a)(9)          Nineteenth Supplemental Indenture   1-5663         10-K(1993)      4(a)(9)
                           dated as of January 1, 1983, to
                           Exhibit 4(a)(1)
        4(a)(10)         Twenty-Sixth Supplemental           1-5663         8-K(3/90)       4(a)(27)
                           Indenture dated as of March 15,
                           1990, to Exhibit 4(a)(1)
        4(b)             Indenture between the Company and   33-24896       S-3(10/11/88)   4(b)
                           Bankers Trust Company, as
                           Trustee, dated as of October 1,
                           1988

                                                             SEC FILE OR    REGISTRATION
                                                             REGISTRATION     STATEMENT      EXHIBIT
                         EXHIBITS                               NUMBER        OR REPORT      NUMBER
-----------------------------------------------------------  ------------   -------------   ---------
        4(b)(1)          Agreement Appointing Successor      333-02895      S-3(4/26/96)    4(a)(2)
                           Trustee dated as of April 1,
                           1996 by and among Central
                           Louisiana Electric Company,
                           Inc., Bankers Trust Company and
                           The Bank of New York
        4(c)             Trust Indenture (The Industrial     1-5663         10-K(1991)      4(i)
                           Development Board of the Parish
                           of Rapides, Inc. (Louisiana)
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991) dated as of May 1,
                           1991, between The Industrial
                           Development Board of the Parish
                           of Rapides, Inc. and First
                           National Bank of Commerce
        4(c)(1)          First Supplemental Trust Indenture  1-5663         10-K(1994)      4(e)(1)
                           (The Industrial Development
                           Board of the Parish of Rapides,
                           Inc. (Louisiana) Adjustable
                           Tender Pollution Control Revenue
                           Refunding Bonds, Series 1991)
                           dated as of May 1, 1993, between
                           The Industrial Development Board
                           of the Parish of Rapides, Inc.
                           and First National Bank of
                           Commerce, relating to Exhibit
                           4(c)
        4(d)             Refunding Agreement (The            1-5663         10-Q(6/91)      10(a)
                           Industrial Development Board of
                           the Parish of Rapides, Inc.
                           (Louisiana) Adjustable Tender
                           Pollution Control Revenue
                           Refunding Bonds, Series 1991)
                           dated as of May 1, 1991, between
                           the Company and The Industrial
                           Development Board of the Parish
                           of Rapides, Inc.
        4(e)             Trust Indenture (Parish of DeSoto,  1-5663         10-K(1991)      4(k)
                           State of Louisiana Adjustable
                           Tender Pollution Control Revenue
                           Refunding Bonds, Series 1991A)
                           dated as of May 1, 1991, between
                           Parish of DeSoto, State of
                           Louisiana and First National
                           Bank of Commerce

                                                             SEC FILE OR    REGISTRATION
                                                             REGISTRATION     STATEMENT      EXHIBIT
                         EXHIBITS                               NUMBER        OR REPORT      NUMBER
-----------------------------------------------------------  ------------   -------------   ---------
        4(e)(1)          First Supplemental Trust Indenture  1-5663         10-K(1994)      4(g)(l)
                           (Parish of DeSoto, State of
                           Louisiana Adjustable Tender
                           Pollution Control Revenue
                           Refunding Bonds, Series 1991A)
                           dated as of May 1, 1993, between
                           the Parish of DeSoto, State of
                           Louisiana and First National
                           Bank of Commerce, relating to
                           Exhibit 4(e)
        4(f)             Refunding Agreement (Parish of      1-5663         10-Q(6/91)      10(b)
                           DeSoto, State of Louisiana
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991A) dated as of May 1,
                           1991, between the Parish of
                           DeSoto, State of Louisiana and
                           the Company
        4(g)             Trust Indenture (Parish of DeSoto,  1-5663         10-K(1991)      4(m)
                           State of Louisiana Adjustable
                           Tender Pollution Control Revenue
                           Refunding Bonds, Series 1991B)
                           dated as of May 1, 1991, between
                           the Parish of DeSoto, State of
                           Louisiana and First National
                           Bank of Commerce
        4(g)(1)          First Supplemental Trust Indenture  1-5663         10-K(1994)      4(i)(1)
                           (Parish of DeSoto, State of
                           Louisiana Adjustable Tender
                           Pollution Control Revenue
                           Refunding Bonds, Series 1991B)
                           dated as of May 1, 1993, between
                           the Parish of DeSoto, State of
                           Louisiana and First National
                           Bank of Commerce, relating to
                           Exhibit 4(g)
        4(h)             Refunding Agreement (Parish of      1-5663         10-Q(6/91)      10(c)
                           DeSoto, State of Louisiana
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991B) dated as of May 1,
                           1991, between the Parish of
                           DeSoto, State of Louisiana and
                           the Company
        4(i)             $100,000,000 Credit Agreement       1-5663         10-Q(6/95)      4
                           dated as of June 15, 1995, among
                           the Company, certain Banks
                           parties thereto, and The Bank of
                           New York, as Agent

                                                             SEC FILE OR    REGISTRATION
                                                             REGISTRATION     STATEMENT      EXHIBIT
                         EXHIBITS                               NUMBER        OR REPORT      NUMBER
-----------------------------------------------------------  ------------   -------------   ---------
        4(j)             $25,000,000 Loan Agreement dated    1-5663         10-Q(3/97)      4
                           as of March 20, 1997, between
                           Whitney National Bank and the
                           Company
     **10(a)             1990 Long-Term Incentive            1-5663         1990 Proxy      A
                           Compensation Plan                                Statement
                                                                            (4/90)
     **10(b)             1981 Incentive Stock Option Plan    1-5663         10-K(1992)      10(i)
     **10(c)             Participation Agreement, Annual
                           Incentive Compensation Plan
     **10(d)             Deferred Compensation Plan for      1-5663         10-K(1992)      10(n)
                           Directors
     **10(e)(1)          Supplemental Executive Retirement   1-5663         10-K(1992)      10(o)(1)
                           Plan
     **10(e)(2)          Form of Supplemental Executive      1-5663         10-K(1992)      10(o)(2)
                           Retirement Plan Participation
                           Agreement between the Company
                           and the following officers:
                           Gregory L. Nesbitt, David M.
                           Eppler, Catherine C. Powell,
                           Darrell J. Dubroc and John L.
                           Baltes, Jr.
     **10(f)             Form of Executive Severance         1-5663         10-K(1995)      10(f)
                           Agreement between the Company
                           and the following officers:
                           Gregory L. Nesbitt, David M.
                           Eppler, Catherine C. Powell,
                           Darrell J. Dubroc and John L.
                           Baltes, Jr.
       10(h)(1)          Term Loan Agreement dated as of     1-5663         10-Q(3/91)      4(b)
                           April 2, 1991, among the 401(k)
                           Savings and Investment Plan ESOP
                           Trust, the Company, as
                           Guarantor, the Banks listed
                           therein and The Bank of New
                           York, as Agent, relating to
                           Exhibit 10(m)
       10(h)(2)          Assignment and Assumption           1-5663         10-Q            (3/91)
                           Agreement, effective as of May
                           6, 1991, between The Bank of New
                           York and the Canadian Imperial
                           Bank of Commerce, relating to
                           Exhibit 10(h)(1)
       10(h)(3)          Assignment and Assumption           1-5663         10-K(1991)      10(y)(3)
                           Agreement dated as of July 3,
                           1991, between The Bank of New
                           York and Rapides Bank and Trust
                           Company in Alexandria, relating
                           to Exhibit 10(h)(1)1

                                                             SEC FILE OR    REGISTRATION
                                                             REGISTRATION     STATEMENT      EXHIBIT
                         EXHIBITS                               NUMBER        OR REPORT      NUMBER
-----------------------------------------------------------  ------------   -------------   ---------
       10(h)(4)          Assignment and Assumption           1-5663         10-K(1992)      10(bb)(4)
                           Agreement dated as of July 6,
                           1992, among The Bank of New
                           York, CIBC, Inc. and Rapides
                           Bank and Trust Company in
                           Alexandria, as Assignors, the
                           401(k) Savings and Investment
                           Plan ESOP Trust, as Borrower,
                           and the Company, as Guarantor,
                           relating to Exhibit 10(h)(1)
      *10(i)             Reimbursement Agreement (The
                           Industrial Development Board of
                           the Parish of Rapides, Inc.
                           (Louisiana) Adjustable Tender
                           Pollution Control Revenue
                           Refunding Bonds, Series 1991)
                           dated as of October 15, 1997,
                           among the Company, various
                           financial institutions, and
                           Westdeutsche Landesbank
                           Gironzentiale, New York Branch,
                           as Agent
       10(i)(1)          Remarketing Agreement (The          1-5663         10-Q(9/94)      10(a)
                           Industrial Development Board of
                           the Parish of Rapides, Inc.
                           (Louisiana) Adjustable Tender
                           Pollution Control Revenue
                           Refunding Bonds, Series 1991)
                           dated as of July 19, 1994,
                           between the Company and
                           PaineWebber Incorporated
       10(i)(2)          Tender Agreement (The Industrial    1-5663         10-K(1991)      10(z)(2)
                           Development Board of the Parish
                           of Rapides, Inc. (Louisiana)
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991) dated as of May 1,
                           1991, among First National Bank
                           of Commerce, as Trustee, the
                           Company, The First National Bank
                           of Chicago, as Tender Agent and
                           Registrar, Smith Barney, Harris
                           Upham & Co. Incorporated, as
                           Remarketing Agent, and Swiss
                           Bank Corporation, as Bank

                                                             SEC FILE OR    REGISTRATION
                                                             REGISTRATION     STATEMENT      EXHIBIT
                         EXHIBITS                               NUMBER        OR REPORT      NUMBER
-----------------------------------------------------------  ------------   -------------   ---------
       10(i)(3)          Amendment No. 1 to Reimbursement    1-5663         10-K(1994)      10(p)(3)
                         Agreements (The Industrial
                           Development Board of the Parish
                           of Rapides, Inc. (Louisiana)
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991, 1991A and 1991B)
                           dated as of December 9, 1994,
                           among the Company, various
                           financial institutions, Swiss
                           Bank Corporation, New York
                           Branch, as Issuer of the Letters
                           of Credit, and Swiss Bank
                           Corporation, New York Branch, as
                           Agent, relating to Exhibits
                           10(i), 10(j) and 10(k)
      *10(j)             Reimbursement Agreement (Parish of
                           DeSoto, State of Louisiana
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991A) dated as of
                           October 15, 1997, among the
                           Company, various financial
                           institutions, and Westdeutsche
                           Landesbank Gironzentiale, New
                           York Branch, as Agent
       10(j)(1)          Remarketing Agreement (Parish of    1-5663         10-Q(9/94)      10(b)
                           DeSoto, State of Louisiana
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991A) dated as of July
                           19, 1994, between the Company
                           and PaineWebber Incorporated
       10(j)(2)          Tender Agreement (Parish of         1-5663         10-K(1991)      10(aa)(2)
                           DeSoto, State of Louisiana
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991A) dated as of May 1,
                           1991, among First National Bank
                           of Commerce, as Trustee, the
                           Company, The First National Bank
                           of Chicago, as Tender Agent and
                           Registrar, Smith Barney, Harris
                           Upham & Co. Incorporated, as
                           Remarketing Agent, and Swiss
                           Bank Corporation, as Bank

                                                             SEC FILE OR    REGISTRATION
                                                             REGISTRATION     STATEMENT      EXHIBIT
                         EXHIBITS                               NUMBER        OR REPORT      NUMBER
-----------------------------------------------------------  ------------   -------------   ---------
      *10(k)             Reimbursement Agreement (Parish of
                           DeSoto, State of Louisiana
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991B) dated as of
                           October 15, 1997, among the
                           Company, various financial
                           institutions, and Westdeutsche
                           Landesbank Gironzentiale, New
                           York Branch, as Agent
       10(k)(1)          Remarketing Agreement (Parish of    1-5663         10-Q(9/94)      10(c)
                           DeSoto, State of Louisiana
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991B) dated as of July
                           19, 1994, between the Company
                           and PaineWebber Incorporated
       10(k)(2)          Tender Agreement (Parish of         1-5663         10-K(1991)      10(bb)(2)
                           DeSoto, State of Louisiana
                           Adjustable Tender Pollution
                           Control Revenue Refunding Bonds,
                           Series 1991B) dated as of May 1,
                           1991, among First National Bank
                           of Commerce, as Trustee, the
                           Company, The First National Bank
                           of Chicago, as Tender Agent and
                           Registrar, Smith Barney, Harris
                           Upham & Co. Incorporated, as
                           Remarketing Agent, and Swiss
                           Bank Corporation, as Bank
       10(l)             Selling Agency Agreement between    333-02895      S-3(12/10/96)   1
                           the Company and Salomon Brothers
                           Inc, Merrill Lynch & Co., Smith
                           Barney Inc. and First Chicago
                           Capital Markets, Inc. dated as
                           of December 12, 1996
      *10(m)             401(k) Savings and Investment Plan
                           ESOP Trust Agreement dated as of
                           August 1, 1997, between UMB
                           Bank, N.A. and the Company
      *10(m)(1)          First Amendment to 401(k) Savings
                           and Investment Plan ESOP Trust
                           Agreement dated as of October 1,
                           1997, between UMB Bank, N.A. and
                           the Company
      *11                Computation of Net Income Per
                           Common Share

                                                             SEC FILE OR    REGISTRATION
                                                             REGISTRATION     STATEMENT      EXHIBIT
                         EXHIBITS                               NUMBER        OR REPORT      NUMBER
-----------------------------------------------------------  ------------   -------------   ---------
      *12                Computation of Earnings to Fixed
                           Charges and Earnings to Combined
                           Fixed Charges and Preferred
                           Stock Dividends
      *13                Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations,
                           Consolidated Financial
                           Statements and Notes and Report
                           of Independent Accountants
      *23                Consent of Independent Accountants
      *24                Power of Attorney from each
                           Director of the Company whose
                           signature is affixed to this
                           Form 10-K for the year ended
                           December 31, 1997
      *27                Financial Data Schedule UT