Form 10-Q
period 1998-03-31
CLECO CORP
filed 1998-05-15
CIK 18672

===============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998      Commission file number 1-5663

                                       Or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                CLECO CORPORATION
          (FORMERLY KNOWN AS CENTRAL LOUISIANA ELECTRIC COMPANY, INC.)
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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_ No ___

    As of May 1, 1998, there were 22,482,300 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

===============================================================================

                                TABLE OF CONTENTS


                                                                       Page
PART I.   FINANCIAL INFORMATION                                        ----

  Item 1.   Financial Statements.....................................    1
              Report of Independent Accountants......................    2
              Consolidated Statements of Income......................    3
              Consolidated Balance Sheets............................    4
              Consolidated Statements of Cash Flows..................    6
              Notes to Consolidated Financial Statements.............    7
  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations............    9
              Disclosure Regarding Forward-Looking Statements........    9
              Results of Operations..................................    9
              Financial Condition....................................   11
  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk..............................................   12

PART II.  OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders......   12

  Item 5.   Other Information........................................   13

  Item 6.   Exhibits and Reports on Form 8-K.........................   14

SIGNATURE............................................................   15

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The consolidated financial statements for Cleco Corporation (formerly known as Central Louisiana Electric Company, Inc.) (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of the Company's business, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K).

The consolidated financial statements included herein have been subjected to a limited review by Coopers & Lybrand L.L.P., independent accountants for the Company, whose report is included herein.

[Coopers & Lybrand L.L.P. Letterhead]


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Cleco Corporation:

We have made a review of the consolidated balance sheet of Cleco Corporation as of March 31, 1998, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997 and the related consolidated statements of income, cash flows and changes in common shareholders' equity for the year then ended (not present herein); and in our report dated January 27, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


COOPERS & LYBRAND, L.L.P.
New Orleans, Louisiana
April 28, 1998

                                CLECO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)



                                                         (In thousands, except share and
                                                              per share amounts)
                                                       1998                       1997
                                                  ------------                 -----------
OPERATING REVENUES                                $    97,210                  $    98,078
                                                  -----------                  -----------

OPERATING EXPENSES
     Fuel used for electric generation                 27,697                       27,080
     Power purchased                                   11,558                       12,910
     Other operation                                   15,117                       13,692
     Maintenance                                        5,184                        5,795
     Depreciation                                      12,040                       11,338
     Taxes other than income taxes                      8,751                        8,622
     Federal and state income taxes                     3,030                        3,843
                                                  -----------                  -----------
                                                       83,377                       83,280
                                                  -----------                  -----------
OPERATING INCOME                                       13,833                       14,798

Allowance for other funds used during
     construction                                         280                            2
Other income and expenses, net                           (149)                         134
                                                  ------------                 -----------
INCOME BEFORE INTEREST CHARGES                         13,964                       14,934

Interest charges, including amortization of
     debt expense, premium and discount                 7,178                        7,249
Allowance for borrowed funds used during
     construction                                        (208)                         159
                                                  -----------                  -----------
NET INCOME                                              6,994                        7,526

Preferred dividend requirements, net                      526                          524
                                                  -----------                  -----------

NET INCOME APPLICABLE TO COMMON STOCK             $     6,468                  $     7,002
                                                  ===========                  ===========

WEIGHTED AVERAGE COMMON SHARES
     Basic                                         22,473,749                   22,457,061
     Diluted                                       23,869,017                   23,863,533

EARNINGS PER SHARE
     Basic                                              $0.29                        $0.31
     Diluted                                            $0.29                        $0.31

CASH DIVIDENDS PAID PER SHARE                          $0.395                       $0.385

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           (In thousands)
                                                                 MARCH 31, 1998   DECEMBER 31, 1997
                                                                 --------------   -----------------
     ASSETS

Utility plant
     Property, plant and equipment                                  $1,507,152       $1,506,949
     Accumulated depreciation                                         (522,723)        (518,664)
                                                                   -----------      -----------
                                                                       984,429          988,285
     Construction work-in-progress                                      43,496           37,277
                                                                   -----------      -----------
         Total utility plant, net                                    1,027,925        1,025,562
                                                                   -----------      -----------

Investments and other assets                                             3,480            3,479
                                                                   -----------      -----------

Current assets
     Cash and cash equivalents                                          14,600           18,015
     Accounts receivable, net                                           45,299           48,353
     Unbilled revenues                                                   6,659           11,090
     Fuel inventory, at average cost                                     6,488            8,648
     Materials and supplies inventory, at average cost                  13,893           14,413
     Prepayments and other current assets                                2,109            1,894
                                                                   -----------      -----------
         Total current assets                                           89,048          102,413
                                                                   -----------      -----------

Prepayments                                                              8,517            8,331
Regulatory assets - deferred taxes                                     115,343          115,285
Other deferred charges                                                  30,238           29,418
Accumulated deferred federal and
     state income taxes                                                 77,473           76,556
                                                                   -----------      -----------

         TOTAL ASSETS                                               $1,352,024       $1,361,044
                                                                   ===========      ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.




                                             (Continued on next page)

                                CLECO CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)


                                                                            (In thousands,
                                                                        except share amounts)
                                                                 MARCH 31, 1998   DECEMBER 31, 1997
                                                                 --------------   -----------------
     CAPITALIZATION AND LIABILITIES

Common shareholders' equity
Common stock, $2 par value, authorized
     50,000,000 shares, issued 22,764,754
     and 22,762,754 shares at March 31, 1998
     and December 31, 1997, respectively                           $    45,530      $    45,525
Premium on capital stock                                               113,800          113,763
Retained earnings                                                      253,142          255,549
Treasury stock, at cost, 286,006 and
     299,842 shares at March 31, 1998
     and December 31, 1997, respectively                                (5,807)          (6,086)
                                                                   -----------      -----------
                                                                       406,665          408,751
                                                                   -----------      -----------
Preferred stock, cumulative, $100 par value
     Not subject to mandatory redemption                                29,800           30,102
     Deferred compensation related to
         preferred stock held by ESOP                                  (17,695)         (18,766)
                                                                   -----------      -----------
                                                                        12,105           11,336
     Subject to mandatory redemption                                     5,990            6,120
                                                                   -----------      -----------
                                                                        18,095           17,456
                                                                   -----------      -----------

Long-term debt, net                                                    365,906          365,897
                                                                   -----------      -----------

     Total capitalization                                              790,666          792,104
                                                                   -----------      -----------

Current liabilities
     Short-term debt                                                    61,794           34,219
     Long-term debt due within one year                                                  15,000
     Accounts payable                                                   25,985           53,365
     Customer deposits                                                  20,401           20,172
     Taxes accrued                                                      20,336           12,211
     Interest accrued                                                    1,990            7,681
     Accumulated deferred fuel                                           4,553            2,965
     Other current liabilities                                           7,024            5,102
                                                                   -----------      -----------
       Total current liabilities                                       142,083          150,715
                                                                   -----------      -----------

Deferred credits
     Accumulated deferred federal and state
         income taxes                                                  296,633          296,123
     Accumulated deferred investment tax
         credits                                                        29,126           29,574
     Regulatory liabilities - deferred taxes                            63,058           62,468
     Other deferred credits                                             30,458           30,060
                                                                   -----------      -----------
       Total deferred credits                                          419,275          418,225
                                                                   -----------      -----------

      TOTAL CAPITALIZATION AND LIABILITIES                          $1,352,024       $1,361,044
                                                                   ===========      ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

                                                                             (In thousands)
                                                                        1998                 1997
                                                                     ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                      $  6,994              $  7,526
     Adjustments to reconcile net income
        to net cash provided by operating activities
         Depreciation and amortization                                 12,524                11,783
         Allowance for funds used during construction                    (488)                  157
         Amortization of investment tax credits                          (448)                 (448)
         Deferred income taxes                                            129                  (996)
         Deferred fuel costs                                            1,588                 2,788
         (Gain) loss on disposition of utility plant, net                   2                    (1)
     Changes in assets and liabilities
         Accounts receivable, net                                       3,054                 1,149
         Unbilled revenues                                              4,431                 2,201
         Fuel inventory, materials and supplies                         2,680                 1,516
         Accounts payable                                             (27,380)              (27,008)
         Customer deposits                                                229                   (15)
         Other deferred accounts                                         (200)                 (721)
         Taxes accrued                                                  8,125                 9,273
         Interest accrued                                              (5,691)               (5,307)
     Other, net                                                           859                 1,647
                                                                     --------              --------
         Net cash provided by operating activities                      6,408                 3,544
                                                                     --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to utility plant                                       (13,509)              (11,884)
     Allowance for funds used during construction                         488                  (157)
     Sale of utility plant                                                120                    62
                                                                     --------              --------
         Net cash used in investing activities                        (12,901)              (11,979)
                                                                     -------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                              34                     3
     Increase in short-term debt, net                                  12,575                15,029
     Redemption of preferred stock                                       (130)                 (197)
     Dividends paid on common and preferred stock, net                 (9,401)               (9,170)
                                                                     -------               --------
         Net cash provided by financing activities                      3,078                 5,665
                                                                     --------              --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (3,415)               (2,770)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       18,015                20,307
                                                                     --------              --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $14,600               $17,537
                                                                      =======               =======

Supplementary cash flow information
     Interest paid (net of amount capitalized)                        $12,411               $12,941
                                                                      =======               =======
     Income taxes paid                                               $  1,000              $  1,500
                                                                     ========              ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                                CLECO CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the 1997 Form 10-K, the financial statements and notes contained in Item 8 of the 1997 Form 10-K and the interim financial statements and notes thereto contained elsewhere in this Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

       This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Such risks and uncertainties include, without limitation, the effects of competition in the power industry, legislative and regulatory changes affecting electric utilities, fluctuations in the weather and changes in general economic and business conditions, as well as other factors discussed in this and the Company's other filings with the Securities and Exchange Commission (Cautionary Statements). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 1998

       Net income applicable to common stock totaled $6.5 million or $0.29 per average common share for the first quarter of 1998, as compared to $7.0 million or $0.31 per average common share for the corresponding period in 1997. The following principal factors contributed to these results:

Operating revenues for the quarter decreased $0.9 million or 0.9% compared to the same period in 1997, primarily due to a decrease in fuel cost recovery revenues partially offset by slight increases in base revenues and off-system power sales. For the three months ended March 31, 1998, fuel cost recovery revenues were $2.3 million, or 5.7%, less than the same period in 1997. The decrease in fuel cost recovery revenues is related to lower natural gas prices in the first quarter of 1998, which resulted in lower generation costs compared to prices in effect and resulting generation costs during the first quarter of 1997. Changes in fuel cost have historically had no effect on net income, as fuel costs are generally recovered through a fuel cost adjustment clause that enables the Company to pass on to customers substantially all changes in the cost of generating fuel and purchased power. These adjustments are audited monthly and are regulated by the Louisiana Public Service Commission (LPSC) (representing about 99% of the total fuel cost adjustment) while the remaining portion, regulated by the Federal Energy Regulatory Commission (FERC), is audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

Base revenues increased $1.4 million during the first quarter of 1998 compared to the corresponding period in 1997. The increase in base revenues is primarily the result of an increase in kilowatt-hour sales to residential and commercial customers acquired from the former Teche Electric Cooperative (Teche), partially offset by a reduction in the Company's annual base rate tariff and warmer than normal winter weather. The Company acquired Teche on September 30, 1997. The acquisition resulted in the addition of 7,700 mostly residential customers to the Company. The reduction in annual base rate tariff was part of the Company's 1996 LPSC earnings review settlement. The tariff was reduced by an additional $2 million in January 1998. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition - Retail Rates" in Item 7 of the 1997 Form 10-K for a discussion of the LPSC settlement. Kilowatt-hour sales to regular customers for the first quarter of 1998 improved 1.5% over the first quarter of 1997. Sales to residential customers increased 1.5%, sales to commercial customers rose 5.9% and sales to industrial customers improved 1.0% over the first quarter of 1997.

Operating expenses increased $0.1 million, or 0.1%, during the first quarter of 1998 compared to the same period in 1997. The rise in operating expenses is the result of increases in other operation expenses, depreciation, and taxes other than income taxes, offset by decreases in fuel costs and purchased power, federal and state income taxes and maintenance expenses. The decrease in fuel cost and purchased power is primarily attributable to fluctuations in the Company's generation mix, availability of economy power and deferral of expenses for recovery from customers through fuel adjustment clauses in subsequent months, as compared to the same period in 1997. The Company purchases economy power from other electric power generators when the price of the energy purchased is less than the cost to the Company of generating such energy from its own facilities. Twenty-eight percent of the Company's energy requirements during the first quarter of 1998 were met with purchased power, compared to 31% for the corresponding period in 1997. Other operation expenses increased $1.4 million, or 10.4%, compared to the same period in 1997, primarily due to costs associated with power purchased for off-system sales. Depreciation expense grew $0.7 million compared to the same period in 1997, primarily due to the Teche assets being placed into service in late 1997. Taxes other than income taxes rose $0.1 million compared to the same period in 1997, primarily resulting from an increase in employment taxes related to an employee incentive plan and vacation buy-back plan. Federal and state income taxes decreased $0.8 million, or 21.2%, compared to the corresponding period in 1997 resulting from lower taxable income in 1998. Maintenance expenses decreased $0.6 million primarily because costs which normally would have been expensed were instead dedicated, and therefor capitalized, to repairs related to increased storm activity in the first quarter of 1998 compared to the first quarter of 1997.

FINANCIAL CONDITION

Liquidity and Capital Resources

       At March 31, 1998 and 1997, the Company had $61.8 million and $80.2 million, respectively, of short-term debt outstanding in the form of commercial paper borrowing and bank loans. During March 1998, the Company renewed its $25 million revolving credit facility with a scheduled termination date of December 31, 1998, but the termination date may be extended to March 19, 1999 upon satisfaction of certain conditions. An existing $100 million revolving credit facility is scheduled to terminate on June 15, 2000. Both facilities provide support for the issuance of commercial paper and working capital needs. Uncommitted lines of credit with banks totaling $20 million are also available to support working capital needs.

At March 31, 1998, an unregulated consolidated subsidiary of the Company had $12.9 million of cash and temporary cash investments in securities with original maturities of 90 days or less. The Company has committed $10 million to provide credit support for working capital and electricity or natural gas commodity positions for CLECO ENERGY L.L.C.

Regulatory Matters - Retail and Wholesale Electric Competition

       The special committee established by the Louisiana Legislature in 1997 to study existing federal, state and local laws, rules and policies to assess the impact of electric retail competition held its first meeting in September 1997 and continues to meet jointly with the LPSC as they proceed through deregulation hearings. The LPSC and the special committee have scheduled hearings on a number of issues impacting deregulation. To date, the committee participated in a hearing on the tax implications of deregulation. Upon conclusion of the hearings, the committee will make a report of its recommendations to the legislature. The Company has a representative on this committee. For additional information regarding retail electric competition in Louisiana, see "Regulatory and Environmental Matters - Industry Developments" in Item 1 of the 1997 Form 10-K.

In recent years, the Company has been successful in competing for wholesale sales within its service territory, including sales to the city of Alexandria and a full requirements sale to the city of St. Martinville. Sales under the St. Martinville agreement, which is subject to the jurisdiction of the FERC, began in May 1995 and represent an approximate 13 megawatt load. Sales to St. Martinville provide additional base revenues, net of facility payments, of about $4 million over the term of the agreement, which extends through December 2000. This contract was challenged in 1993 by the previous supplier, Louisiana Energy and Power Authority (LEPA), as well as the city of Lafayette and the American Public Power Association, with assertions of preferential, discriminatory and predatory pricing. An initial decision of the FERC's presiding administrative law judge (ALJ) in February 1995 rejected LEPA's arguments. Under FERC procedures, LEPA filed a brief requesting the FERC to revise the initial decision. In 1997, in a related matter, LEPA also appealed the FERC's approval of market-based wholesale rates for the Company in the District of Columbia Circuit Court of Appeals, alleging the existence of predatory pricing. In April 1998, the Court of Appeals rejected LEPA's arguments. The FERC then issued an order reaffirming its position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not applicable.


                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a) The Annual Meeting of Shareholders of the Company was held on April 24, 1998, in Pineville, Louisiana.

       (b) Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees, and all nominees listed in the Proxy Statement were elected.

       (c) The following is a tabulation of the votes cast upon each of the proposals presented at the Annual Meeting of Shareholders of the Company on April 24, 1998:

            (1)    Election of Directors:

                                                                    Broker
            Class I Directors         For            Withheld      Non-Votes

            Sherian G. Cadoria      19,207,809        308,615          0
            Richard B. Crowell      19,261,903        254,521          0
            David M. Eppler         19,256,742        259,682          0
            Gregory L. Nesbitt      19,260,590        255,834          0


            (2) Approval of the appointment of Coopers & Lybrand L.L.P. as the Company's auditors for 1998:

                                                               Broker
                 For              Against       Abstain       Non-Votes
               19,311,797         100,746       103,881           0

            (3) Approval of the amendment to the Company's 1990 Long-Term Incentive Compensation Plan and the related amendment to the Deferred Compensation Plan for Directors:

                                                                Broker
                 For              Against       Abstain       Non-Votes
               18,111,574         940,826       464,024           0

            (4) Approval of the amendment of the Restated Articles of Incorporation to delete Section 3 of Article 7 thereof which states that no director shall be required to own any Company stock:

                                                                Broker
                 For              Against       Abstain       Non-Votes
               18,712,157         370,916       433,351           0

            (5) Approval of the amendment to the Restated Articles of Incorporation to change the Company's name to Cleco
                   Corporation:

                                                                Broker
                 For              Against       Abstain       Non-Votes
               19,103,467         246,322       166,635           0

ITEM 5.  OTHER INFORMATION

NEW ACCOUNTING STANDARDS

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

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS No. 132, Employers' Disclosure About Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88, and 106" effective for fiscal years beginning after December 15, 1997. Management believes adoption of this statement will affect only financial statement disclosure and will not affect the Company's financial position or results of operations.

FUEL SUPPLY - COAL

       The majority of the coal for Rodemacher Power Station Unit 2 (Rodemacher Unit 2) is purchased under a long-term contract with Kerr-McGee Coal Corporation from a mine in Wyoming. The Company has a 30% interest in the capacity of Rodemacher Unit 2. The coal is transported under a long-term rail transportation contract with the Union Pacific Railroad. Union Pacific is currently experiencing operating problems resulting in reduced volumes delivered to Rodemacher Unit 2. The Company's coal inventory is currently near the Company's desired minimum level. Based on the anticipated delivery schedule of future coal shipments, management does not expect that Rodemacher Unit 2 operations will need to be curtailed due to insufficient fuel supply. The Company is closely monitoring this situation. Other regional utilities are experiencing similar delivery problems.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits

                     4 $25,000,000 Loan Agreement by and between Whitney National Bank and the Company, dated March 20, 1998

                    11 Computation of Net Income Per Common Share for the three months ended March 31, 1998

                    12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended March 31, 1998

                    15 Awareness letter, dated May 14, 1998, from Coopers & Lybrand L.L.P. regarding review of the unaudited interim financial statements

                    27      Financial Data Schedule

            (b)   Reports on Form 8-K

                  During the three-month period ended March 31, 1998, the Company filed no Current Reports on Form 8-K.

                                    SIGNATURE




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CLECO CORPORATION


                                                (Registrant)



                                By:        /s/ Thomas J. Howlin
                                   --------------------------------------
                                              Thomas J. Howlin
                                      Senior Vice President of Finance
                                         and Chief Financial Officer
                                        (Principal Financial Officer)

Date: May 15, 1998

                               INDEX TO EXHIBITS

       Exhibits
       --------
          4 $25,000,000 Loan Agreement by and between Whitney National Bank and the Company, dated March 20, 1998

         11 Computation of Net Income Per Common Share for the three months ended March 31, 1998

         12      Computation of Earnings to Fixed Charges and
                 Earnings to Combined Fixed Charges and Preferred
                 Stock Dividends for the twelve months ended March
                 31, 1998

         15 Awareness letter, dated May 14, 1998, from Coopers & Lybrand L.L.P. regarding review of the unaudited interim financial statements

         27      Financial Data Schedule