Form 10-Q
period 1998-06-30
CLECO CORP
filed 1998-08-14
CIK 18672

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998       Commission file number 1-5663

                                       Or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                CLECO CORPORATION
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
                              Yes [X]        No
                                 -----         ----
    As of August 1, 1998, there were 22,485,876 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

================================================================================

                                TABLE OF CONTENTS


                                                                                                  Page
                                                                                                  ----
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements...............................................................   1
              Report of Independent Accountants................................................   2
              Consolidated Statements of Income................................................   3
              Consolidated Balance Sheets......................................................   5
              Consolidated Statements of Cash Flows............................................   7
              Notes to Consolidated Financial Statements.......................................   8
  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations
              Disclosure Regarding Forward-Looking Statements..................................  10
              Results of Operations............................................................  10
              Financial Condition..............................................................  13
  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........................  14

PART II.  OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders................................  15

  Item 5.   Other Information..................................................................  15

  Item 6.   Exhibits and Reports on Form 8-K...................................................  19

SIGNATURE......................................................................................  20

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The consolidated financial statements for Cleco Corporation (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of the Company's business, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K).

The consolidated financial statements included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, independent accountants for the Company, whose report is included herein.

                        REPORT OF INDEPENDENT ACCOUNTANTS


July 28, 1998


To the Board of Directors and Shareholders of Cleco Corporation:

We have made a review of the consolidated balance sheet of Cleco Corporation as of June 30, 1998, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, cash flows and changes in common shareholders' equity for the year then ended (not presented herein); and in our report dated January 27, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


PricewaterhouseCoopers LLP

                                CLECO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30
                                   (UNAUDITED)



                                                      (In thousands, except share and
                                                            per share amounts)
                                                         1998            1997
                                                      -----------     -----------

OPERATING REVENUES                                    $   128,298     $   105,324
                                                      -----------     -----------

OPERATING EXPENSES
     Fuel used for electric generation                     34,402          27,887
     Power purchased                                       12,885           8,696
     Other operation                                       24,580          16,833
     Restructuring charge                                       0           1,891
     Maintenance                                            7,615           5,969
     Depreciation                                          11,854          11,374
     Taxes other than income taxes                          8,639           8,369
     Federal and state income taxes                         7,377           5,846
                                                      -----------     -----------
                                                          107,352          86,865
                                                      -----------     -----------
OPERATING INCOME                                           20,946          18,459

Allowance for other funds used during
     construction                                             301             124
Other income and expenses, net                                625            (106)
                                                      -----------     -----------
INCOME BEFORE INTEREST CHARGES                             21,872          18,477

Interest charges, including amortization of
     debt expense, premium and discount                     7,071           7,277
Allowance for borrowed funds used during
     construction                                            (221)            (69)
                                                      -----------     -----------
NET INCOME                                                 15,022          11,269

Preferred dividend requirements, net                          531             525
                                                      -----------     -----------

NET INCOME APPLICABLE TO COMMON STOCK                 $    14,491     $    10,744
                                                      ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
     Basic                                             22,481,365      22,459,381
     Diluted                                           23,866,067      23,864,412

EARNINGS PER SHARE
     Basic                                            $      0.64     $      0.48
     Diluted                                          $      0.63     $      0.47

CASH DIVIDENDS PAID PER SHARE                         $     0.405     $     0.395



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)



                                                       (In thousands, except share and
                                                            per share amounts)

                                                         1998            1997
                                                      -----------     -----------

OPERATING REVENUES                                    $   225,507     $   202,992
                                                      -----------     -----------

OPERATING EXPENSES
     Fuel used for electric generation                     62,099          54,967
     Power purchased                                       24,443          21,606
     Other operation                                       39,700          30,115
     Restructuring charge                                       0           1,891
     Maintenance                                           12,799          11,764
     Depreciation                                          23,894          22,712
     Taxes other than income taxes                         17,389          16,991
     Federal and state income taxes                        10,408           9,689
                                                      -----------     -----------
                                                          190,732         169,735
                                                      -----------     -----------
OPERATING INCOME                                           34,775          33,257

Allowance for other funds used during
     construction                                             582             126
Other income and expenses, net                                478              28
                                                      -----------     -----------
INCOME BEFORE INTEREST CHARGES                             35,835          33,411

Interest charges, including amortization of
     debt expense, premium and discount                    14,248          14,526
Allowance for borrowed funds used during
     construction                                            (429)             90
                                                      -----------     -----------
NET INCOME                                                 22,016          18,795

Preferred dividend requirements, net                        1,057           1,049
                                                      -----------     -----------

NET INCOME APPLICABLE TO COMMON STOCK                 $    20,959     $    17,746
                                                      ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
     Basic                                             22,475,719      22,458,173
     Diluted                                           23,865,949      23,864,280

EARNINGS PER SHARE
     Basic                                            $      0.93     $      0.79
     Diluted                                          $      0.91     $      0.78

CASH DIVIDENDS PAID PER SHARE                         $      0.80     $      0.78


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                            (In thousands)
                                                                   JUNE 30, 1998     DECEMBER 31, 1997
                                                                   -------------     -----------------

     ASSETS

Utility plant
     Property, plant and equipment                                  $ 1,522,578         $ 1,506,949
     Accumulated depreciation                                          (532,545)           (518,664)
                                                                    -----------         -----------
                                                                        990,033             988,285
     Construction work-in-progress                                       41,358              37,277
                                                                    -----------         -----------
         Total utility plant, net                                     1,031,391           1,025,562
                                                                    -----------         -----------

Investments and other assets                                              3,741               3,479
                                                                    -----------         -----------

Current assets
     Cash and cash equivalents                                           18,583              18,015
     Accounts receivable, net                                            61,876              48,353
     Unbilled revenues                                                   11,693              11,090
     Fuel inventory, at average cost                                      7,036               8,648
     Materials and supplies, inventory, at average cost                  13,434              14,413
     Other current assets                                                 4,767               1,894
                                                                    -----------         -----------
         Total current assets                                           117,389             102,413
                                                                    -----------         -----------

Prepayments                                                               8,325               8,331
Regulatory assets - deferred taxes                                      111,414             115,285
Other deferred charges                                                   30,560              29,418
Accumulated deferred federal and
     state income taxes                                                  77,618              76,556
                                                                    -----------         -----------

         TOTAL ASSETS                                               $ 1,380,438         $ 1,361,044
                                                                    ===========         ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.













                            (Continued on next page)

                                CLECO CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)


                                                                                (In thousands,
                                                                              except share amounts)
                                                                        JUNE 30, 1998     DECEMBER 31, 1997
                                                                         -----------         -----------
     CAPITALIZATION AND LIABILITIES

Common shareholders' equity
Common stock, $2 par value, authorized
     50,000,000 shares, issued 22,764,754
     and 22,762,754 shares at June 30,1998
     and December 31, 1997, respectively                                 $    45,530         $    45,525
Premium on capital stock                                                     113,807             113,763
Retained earnings                                                            258,528             255,549
Treasury stock, at cost, 282,642 and
     299,842 shares at June 30, 1998
     and December 31, 1997, respectively                                      (5,744)             (6,086)
                                                                         -----------         -----------
                                                                             412,121             408,751
                                                                         -----------         -----------
Preferred stock, cumulative, $100 par value
     Not subject to mandatory redemption                                      29,723              30,102
     Deferred compensation related to
         preferred stock held by ESOP                                        (17,437)            (18,766)
                                                                         -----------         -----------
                                                                              12,286              11,336
     Subject to mandatory redemption                                           5,990               6,120
                                                                         -----------         -----------
                                                                              18,276              17,456
                                                                         -----------         -----------

Long-term debt, net                                                          355,915             365,897
                                                                         -----------         -----------

     Total capitalization                                                    786,312             792,104
                                                                         -----------         -----------

Current liabilities
     Short-term debt                                                          60,049              34,219
     Long-term debt due within one year                                       10,000              15,000
     Accounts payable                                                         35,494              53,365
     Customer deposits                                                        20,333              20,172
     Taxes accrued                                                            31,533              12,211
     Interest accrued                                                          7,794               7,681
     Accumulated deferred fuel                                                  (231)              2,965
     Other current liabilities                                                 9,882               5,102
                                                                         -----------         -----------
       Total current liabilities                                             174,854             150,715
                                                                         -----------         -----------

Deferred credits
     Accumulated deferred federal and state
         income taxes                                                        292,899             296,123
     Accumulated deferred investment tax
         credits                                                              28,679              29,574
     Regulatory liabilities - deferred taxes                                  62,878              62,468
     Other deferred credits                                                   34,816              30,060
                                                                         -----------         -----------
       Total deferred credits                                                419,272             418,225
                                                                         -----------         -----------

      TOTAL CAPITALIZATION AND LIABILITIES                               $ 1,380,438         $ 1,361,044
                                                                         ===========         ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                                                                     (In thousands)
                                                                                  1998             1997
                                                                                --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $ 22,016         $ 18,795
     Adjustments to reconcile net income
        to net cash provided by operating activities
            Depreciation and amortization                                         24,880           23,607
            Allowance for funds used during construction                          (1,011)              36
            Amortization of investment tax credits                                  (895)            (895)
            Deferred income taxes                                                     55               51
            Deferred fuel costs                                                   (3,196)            (418)
            Restructuring charges                                                      0            1,891
            (Gain) Loss on disposition of utility plant, net                           2              (73)
     Changes in assets and liabilities
            Accounts receivable, net                                             (13,523)          (1,567)
            Unbilled revenues                                                       (603)          (3,132)
            Fuel inventory, materials and supplies                                 2,591            1,434
            Accounts payable                                                     (17,870)         (23,252)
            Customer deposits                                                        161               38
            Other deferred accounts                                                 (376)            (985)
            Taxes accrued                                                         19,322           17,325
            Interest accrued                                                         113              168
            Other, net                                                             4,980            8,398
                                                                                --------         --------
     Net cash provided by operating activities                                    36,646           41,421
                                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to utility plant                                                  (28,720)         (25,020)
     Allowance for funds used during construction                                  1,011              (36)
     Sale of utility plant                                                           186              240
     Purchase of investments                                                        (180)            (130)
     Sale of investments                                                               0                1
                                                                                --------         --------
     Net cash used in investing activities                                       (27,703)         (24,945)
                                                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                                         39               21
     Issuance of long-term debt                                                        0           15,000
     Retirement of long-term debt                                                (15,000)         (15,000)
     Increase (Decrease) in short-term debt, net                                  25,830             (818)
     Issuance of preferred stock                                                       0              125
     Redemption of preferred stock                                                  (207)            (237)
     Dividends paid on common and preferred stock, net                           (19,037)         (18,571)
                                                                                --------         --------
     Net cash used in financing activities                                        (8,375)         (19,480)
                                                                                --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 568           (3,004)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  18,015           20,307
                                                                                --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 18,583         $ 17,303
                                                                                ========         ========

Supplementary cash flow information
     Interest paid (net of amount capitalized)                                  $ 13,742         $ 13,584
                                                                                ========         ========
     Income taxes paid                                                          $  1,000         $  2,391
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

Currently, the Company is receiving annually a minimum delivery of 1,187,500 tons under the LMA. Since the late 1980s, additional spot lignite deliveries have been obtained through competitive bidding from DHMV and another lignite supplier. In 1997 the Company and SWEPCO received deliveries which approximated 28% of the annual lignite consumption at Dolet Hills Unit 1 from the other lignite supplier.

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

The counterclaims filed by DHMV in the Federal Court Suit resulted in the Company and SWEPCO filing a separate lawsuit against the parent companies of DHMV, namely, Jones Capital Corporation and Philipp Holzmann USA, Inc., on August 13, 1997, in the First Judicial District Court for Caddo Parish, Louisiana (State Court Suit). The State Court Suit seeks to enforce a separate 1995 agreement by Jones Capital Corporation and Philipp Holzmann USA, Inc. related to the LMA. Jones Capital Corporation and Philipp Holzmann USA, Inc. have asked the State Court to stay that proceeding until the Federal Court Suit is resolved.

The suits are currently in the discovery phase. At DHMV's request, negotiations among DHMV, SWEPCO and the Company have been terminated. A status conference was held on June 4, 1998, at which the Court established a partial discovery completion schedule. The next status conference is currently scheduled for November 5, 1998. At this conference, a trial date is expected to be set. The Company and SWEPCO will aggressively prosecute the claims against DHMV and defend against the counterclaims which DHMV has asserted. The Company and SWEPCO continue to pay DHMV for lignite delivered pursuant to the LMA. Normal day-to-day operations continue at the Dolet Hills Mine and Dolet Hills Unit 1. Although the ultimate outcome of this litigation cannot be predicted at this time, based on information currently available to the Company, management does not believe that the counterclaims asserted by the DHMV in the Federal Court Suit will have a significant adverse effect on the Company's financial position or results of operations.

NOTE C.  ACCRUAL FOR ESTIMATED CUSTOMER CREDITS

The Company's reported second quarter earnings reflect a $4 million accrual for estimated customer credits which may be required under terms of an earnings review settlement reached with the Louisiana Public Service Commission (LPSC) in 1996. The settlement set the company's rates for a period of five years, and also provided for annual base rate tariff reductions of $3 million in 1997 and an additional $2 million in 1998. As part of the settlement, the Company is allowed to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers as credits on their bills all regulated earnings between 12.25% and 13% return on equity. All earnings above a 13% return on equity are credited to customers. The amount of credits due customers, if any, is determined by the LPSC annually based on 12-month-ending results as of September 30 of each year. The settlement provides for such credits to be made on customers' bills the following summer.

NOTE D.  REPOWERING PROJECT

The Company has announced that its Board of Directors has approved the construction of a 750-megawatt repowering project (Project) to be implemented at the site of its existing Coughlin Power Station (CPS). The Project will use three natural gas-fueled combustion turbine generators to repower two existing units at CPS.

It is anticipated that the Project's generation capacity and energy will be available to the Company at competitive market rates and that any excess will be available for sale to the regional wholesale market.

It is Management's opinion that the additional generating capacity is needed to meet the Company's own needs and the needs of the region. The additional capacity will also further the Company's strategy to become a regional power supplier outside of the traditional service area and take advantage of emerging deregulated markets.

One of the Company's unregulated subsidiaries will own and operate the Project. The total cost of the Project is expected to be $240 million and is scheduled to be completed by June 1, 2000. Implementation of the Project is subject to approval by the LPSC and the Federal Energy Regulatory Commission (FERC).

                                CLECO CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Company's 1997 Form 10-K, the financial statements and notes contained in Item 8 of the Company's 1997 Form 10-K and the interim financial statements and notes thereto contained elsewhere in this Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

       This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Report, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Such risks and uncertainties include, without limitation, the effects of competition in the power industry, legislative and regulatory changes affecting electric utilities, fluctuations in the weather and changes in general economic and business conditions, as well as other factors discussed in this and the Company's other filings with the Securities and Exchange Commission (Cautionary Statements). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1998

       Net income applicable to common stock totaled $14.5 million or $0.64 per share for the second quarter of 1998, as compared to $10.7 million or $0.48 per share for the corresponding period in 1997. The following principal factors contributed to these results:

Operating revenues for the quarter increased $22.9 million, or 21.8%, compared to the same period in 1997, primarily due to an increase in fuel cost recovery revenues, increased activity of the Company's power marketing operations, and a weather-related increase in kilowatt-hour sales to residential customers. Fuel cost recovery revenues for the second quarter of 1998 were $10.0 million higher than the second quarter of 1997. This increase is primarily attributable to higher kilowatt-hour sales.

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

Base revenues increased $13.3 million during the second quarter of 1998 compared to the corresponding period in 1997. The increase in base revenues is primarily attributable to an increase in kilowatt-hour sales to residential customers, the most weather-sensitive customer class, and efforts by the Company's power marketing operations. The increased consumption by residential customers was primarily due to a warmer-than-normal spring in 1998. Weather during the second quarter of 1998 was 43% warmer than the second quarter of 1997 and 25% warmer than normal as measured by degree day calculations. Kilowatt-hour sales to regular customers increased 14% from the second quarter of 1997. Base revenues were also affected by the Company's acquisition of residential and commercial customers from the former Teche Electric Cooperative (Teche). The Company acquired Teche on September 30, 1997. The acquisition resulted in the addition of 7,700 mostly residential customers to the Company's service area. Numerous events in the Midwest, such as extremely high temperatures, several power plants owned by other companies being out of operation, damages to transmission lines of other companies, and the default of a major power marketer, caused the wholesale price and demand of electricity in the Midwest to increase dramatically for a very short time frame in June. The Company's power marketing operations were able to capitalize on the situation and increase base revenues by $9.4 million during the second quarter of 1998 compared to the corresponding period in 1997. For a further description of the Company's power marketing operations, see Part II, Item 5, Other Information.

Moderating the base revenue increase was a $4 million accrual for estimated customer credits which may be required under terms of an earnings review settlement reached with the Louisiana Public Service Commission (LPSC) in 1996. The amount of credits due customers, if any, is determined by the LPSC annually based on 12-month-ending results as of September 30 of each year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition - Retail Rates" in Item 7 of the 1997 Form 10-K for a discussion of the LPSC settlement.

Operating expenses increased $20.5 million, or 23.5%, during the second quarter of 1998 compared to the same period in 1997. The increase in operating expenses for the quarter is primarily due to an increase in fuel and purchased power costs, other operation expenses, federal and state income taxes and an increase in maintenance expense. The changes in the cost of fuel used for electric generation and purchased power are attributable primarily to fluctuations in the Company's generation mix, fuel costs, availability of economy power and deferral of expenses for recovery from customers through fuel adjustment clauses in subsequent months, as compared to the same period in 1997. The Company purchases electric energy from other electric power generators when the price of the energy purchased is less than the cost to the Company of generating such energy from its own facilities. Twenty-two percent of the Company's energy requirements during the second quarter of 1998 were met with purchased power, compared to 20% for the corresponding period in 1997. Other operation expenses for the second quarter of 1998 increased $7.7 million, or 46.0%, compared to the same period in 1997, primarily due to purchases of power by the Company's power marketing operations for resale and an increase in the employee incentive plan expense. Federal and state income taxes increased $1.5 million compared to the same period in 1997 as a result of higher taxable income in 1998. Maintenance expense increased $1.6 million, or 27.6%, compared to the same period in 1997, as a result of an increase in preventative measures taken at the power plants in order to reduce downtime during the peak production period of the summer. Depreciation expense increased $0.5 million compared to the same period in 1997, primarily due to the Teche assets being placed into service in late 1997.

For the Six Months Ended June 30, 1998

       Net income applicable to common stock totaled $20.9 million or $0.93 per share for the first six months of 1998, as compared to $17.7 million or $0.79 per share for the same period in 1997. The following principal factors contributed to these results:

Operating revenues for the first six months of 1998 increased $22.5 million, or 11.1%, compared to the same period in 1997, primarily due to a rise in fuel cost recovery revenues, increased activity of the Company's power marketing operations, and a rise in kilowatt-hour sales to residential customers. Fuel cost recovery revenues for the first six months of 1998 were $7.8 million greater than the fuel cost recovery revenues for the same period in 1997 for the same reasons discussed above under results for the three months ended June 30, 1998.

Base revenues increased $14.7 million for the first six months of 1998 compared to the corresponding period in 1997. The increase in base revenues is primarily attributable to a 12.5% increase in kilowatt-hour sales to residential customers, the most weather-sensitive of the Company's customers, a 10.2% increase in kilowatt-hour sales to commercial customers and the Company's power marketing operations as discussed above under the results for the three months ended June 30, 1998. The boost in consumption by residential customers is primarily due to a warmer-than-normal spring of 1998. Kilowatt-hour sales to regular customers increased 8.1% from the same period in 1997. Offsetting the increase in base revenues was the $2.0 million reduction of the Company's annual base rate tariff for electric service effective January 1998 as part of the Company's October 1996 LPSC earnings review settlement. A $4.0 million accrual for estimated customer credits in the second quarter of 1998, as discussed above under results for the three months ended June 30, 1998, also reduced base revenues.

Operating expenses increased $21.0 million, or 12.4%, for the first six months of 1998 compared to the same period in 1997. The increase in operating expenses is primarily due to an increase in fuel and purchased power costs, other operation expenses and maintenance expense. The changes in the cost of fuel used for electric generation and purchased power are attributable primarily to fluctuations in the Company's generation mix, fuel costs, availability of economy power and deferral of expenses for recovery from customers through fuel adjustment clauses in subsequent months, as compared to the same period in 1997. Twenty-five percent of the Company's energy requirements during the first six months of 1998 were met with purchased power compared to 26% for the corresponding period in 1997. Other operation expenses for the first six months of 1998 increased $9.6 million, or 31.8%, compared to the same period in 1997, primarily due to the increase in power purchased by the Company's power marketing operations for resale and an increase in employee incentive plan expense. Maintenance expenses increased by $1.0 million, or 8.8%, for the same reasons discussed above under the results for the three months ended June 30, 1998.

FINANCIAL CONDITION

Liquidity and Capital Resources

       At June 30, 1998 and 1997, the Company had $60.0 million and $64.3 million, respectively, of short-term debt outstanding in the form of commercial paper borrowing and bank loans.

During March 1998, the Company renewed its 364-day, $25 million revolving credit facility with a scheduled termination date of December 31, 1998, extendable to March 19, 1999 upon satisfaction of certain conditions, although the Company is considering an earlier termination date. An existing $100 million revolving credit facility is scheduled to terminate on June 15, 2000. A new 364-day, $80 million revolving credit facility is expected to be finalized during August 1998. These facilities provide support for the issuance of commercial paper and working capital needs. Uncommitted lines of credit with banks totaling $20 million are also available to support working capital needs.

At June 30, 1998, CLE Resources, Inc., an unregulated consolidated subsidiary of the Company, had $11.9 million of cash and temporary cash investments in securities with original maturities of 90 days or less. Of these funds, $10 million has been committed to provide credit support for working capital and electricity or natural gas commodity positions for CLECO Energy L.L.C. In addition, CLE Resources, Inc. has committed up to $25 million over a five-year period for acquisitions, strategic alliances, and investments in capital projects to be made by CLECO Energy L.L.C., subject to the satisfaction of certain conditions.

The cost of the repowering project announced by the Company in July is estimated to be $240 million. The structure of permanent financing for the project has not yet been determined and is expected to be finalized by the first quarter of 1999. The Company will use its commercial paper program to fund the interim needs of the project, which are expected to total approximately $80 million.

Regulatory Matters - Retail Electric Competition

       In December 1997, the LPSC Staff made a recommendation to the LPSC that restructuring of the retail electric market in Louisiana could be in the public interest if solutions for key issues were determined and properly implemented. This recommendation was based upon preliminary findings in the LPSC electric restructuring investigation in Docket U-21453. The LPSC accepted the recommendation and directed the Staff to further investigate the issues. The LPSC has scheduled a series of six separate hearings in Docket U-21453 during 1998 to receive input from interested parties, including the utilities that it regulates, and to investigate alternative courses of action in electric restructuring. Through the month of June 1998, hearings have been held on electric restructuring issues including tax implications; unbundling of functions and charges; and market structure, market power, and utilization of independent system operators. During the remainder of 1998, hearings are expected on the topics of stranded costs and benefits; consumer protection, public policy programs and environmental issues; and future regulatory structure and affiliate relationships. The Company has participated actively in these proceedings by offering alternative plans to implement electric restructuring and expects to continue to do so.

Wholesale power markets, as regulated by the FERC, involve sales of power between power suppliers, marketers, and brokers for subsequent resale to retail, or end-use, customers. Competition in this market has increased since the FERC mandated, through its Order number 888 and subsequent interpretations thereof, open access to transmission facilities that are necessary to complete these sales. The Company, under FERC rules, has an open access transmission tariff through which it offers wholesale transmission service to other parties that is comparable to the service that it provides itself from its facilities. The Company, as a member of the Southwest Power Pool, may also provide certain specialized transmission services under an open access tariff administered by the pool, and as approved by the FERC. In recent years, the Company has purchased a part of its power requirements from the wholesale market when it is economical to do so. In this role, the Company has also been a purchaser of open access transmission service from other parties, and expects to continue to do so in the immediate future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not applicable.

                                     PART II

                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The information regarding matters voted upon by security holders at the Annual Meeting of Shareholders of the Company held on April 24, 1998 was previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

ITEM 5.  OTHER INFORMATION

NEW ACCOUNTING STANDARDS

       On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards "SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management anticipates that, due to its present limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

In early 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which will be effective for the Company in 1999. This SOP requires that computer software costs that are incurred in the preliminary project stage be expensed as incurred. Once the capitalization criteria of the SOP have been met, external direct cost of materials and services used in developing or obtaining internal use computer software, as well as payroll and payroll-related costs of employees (to the extent of time spent directly on internal use computer software projects), and interest costs incurred in developing such computer software should be capitalized. Training costs and data conversion costs should be expensed as incurred, with certain exceptions. The adoption of SOP 98-1 is not expected to have a material effect on the financial position, results of operations, or cash flow of the Company.

FUEL SUPPLY - COAL

       The majority of the coal for Rodemacher Power Station Unit 2 (Rodemacher Unit 2) is purchased under a long-term contract with Jacobs Ranch Coal Company (formerly owned by Kerr-McGee Coal Corporation) from a mine in Wyoming. The Company has a 30% interest in the capacity of Rodemacher Unit 2. The coal is transported under a long-term rail transportation contract with the Union Pacific Railroad. Union Pacific is currently experiencing operating problems resulting in reduced volumes delivered to Rodemacher Unit 2. The Company's coal inventory is currently near the Company's desired minimum level. Based on the anticipated delivery schedule of future coal shipments, management does not expect that Rodemacher Unit 2 operations will need to be curtailed due to insufficient fuel supply. The Company is closely monitoring this situation. Other regional utilities are experiencing similar delivery problems.

REPOWERING PROJECT

       The Company has announced that its Board of Directors has approved the construction of a 750-megawatt repowering project (Project) to be implemented at the site of its existing Coughlin Power Station (CPS). The Project will use three natural gas-fueled combustion turbine generators to repower two existing units at CPS.

It is anticipated that the Project's generation capacity and energy will be available to the Company at competitive market rates and that any excess will be available for sale to the regional wholesale market.

It is Management's opinion that the additional generating capacity is needed to meet the Company's own needs and the needs of the region. The additional capacity will also further the Company's strategy to become a regional power supplier outside of the traditional service area and to take advantage of emerging deregulated markets.

One of the Company's unregulated subsidiaries will own and operate the Project. The total cost of the Project is expected to be $240 million and is scheduled to be completed by June 1, 2000. Implementation of the Project is subject to approval by the LPSC and the FERC.

YEAR 2000 SYSTEMS ISSUES

       The year 2000 (Y2K) problem occurs because many systems, both hardware and software, were designed to accept only two digits instead of four digits for the year in a date field. Having two digits instead of four digits may cause the system to read '00' as 1900 instead of 2000. This may cause calculations that are date sensitive to arrive at an incorrect or impossible solution. This may affect items such as delivery dates, interest calculations, pension benefit calculations, and a variety of other date dependent calculations.

The Company is aware of the issues surrounding the year 2000 and the problems that may occur and has put into action a plan to address these issues. The Company has completed a survey of all internal information technology (IT) and non-IT systems. IT systems consist of software programs, such as the operating system, spreadsheets, accounting and other programs. Non-IT systems refer to embedded technology such as microcontrollers found in computers and other hardware systems. This survey has identified systems as Y2K compliant and those that are not compliant. Systems that the survey identified as non-compliant have been evaluated and solutions have been proposed and, to varying degrees, implemented. The following is a list of the major initiatives, the estimated completion date and the percentage completion of proposed solutions:

         Major Initiative              Completion Date              % Completion
         ----------------              ---------------              ------------
         IT Systems/Hardware              July 1999*                     51%
         Transmission                     July 1999                      50%
         Distribution                     July 1998                     100%
         Generation                       April 1999                     45%

*(The majority of the IT Systems/Hardware initiative's estimated completion date is December, 1998. The telephone switches and voice mail systems are estimated to be complete by July, 1999)

Internal systems are not the only ones that may have a material effect on the Company. Institutions external to the Company, such as vendors and customers, may also impact the Company's operations if their systems are not Y2K compliant. Vendors could impact the Company by the inability to deliver goods and services required by the Company to operate. Customers could impact the Company by their inability to operate, reducing the sale of power, or their inability to pay the Company for the power consumed. The Company has decided to address this issue by identifying major vendors and customers and sending surveys to discover their level of Y2K compliance. Major vendors are defined as those that either provide a large dollar volume of goods or services to the Company, or those that provide critical components to the Company, or that fall into both categories (such as fuel suppliers and financial institutions). Major customers are identified as those customers that are at the greatest risk of being impacted by the Y2K problem and are large consumers of power (mainly industrial and commercial customers). To date, the surveys to the major vendors have been sent out, but response has been sparse. The surveys to major customers are in the process of being sent out. The projected date of completion of system surveys of external parties is expected to be September, 1998.

The risks of not addressing the Y2K problem include the failure to bill customers, collect payments, pay invoices, operate generation facilities, operate substations, and order and receive critical materials. Each of these risks, should they materialize, could have a material, negative impact on the operations, liquidity and financial condition of the Company. However, it is the opinion of Management that the action plan outlined above will adequately address the risks and reduce them to a manageable level so that Y2K issues will not materially impact the Company.

At present, the Company does not have a contingency plan in place to specifically cover the YK2 issues. However, Management is continually monitoring the progress of each initiative, In the first quarter of 1999, Management will evaluate the reasonableness of the projected completion dates and at that time determine if a contingency plan is required. As of the date of this filing, Management reasonably expects the completion of the initiatives in a timely manner; thus, a contingency plan is not required.

POWER MARKETING OPERATIONS

Historically, the Company's power marketing operations focused solely upon purchasing economic power from other utilities to meet the Company's native load needs and, where economically feasible, selling any excess generation capacity to other utilities. In January 1997, the scope of the Company's power marketing operations was expanded to include trading of electric commodity products in the wholesale energy market. Activities include back-to-back sales of third party electric energy in short term (next day) or hourly transactions along with the sale of municipal generation under partnership agreements. The Company generally enters into longer term sales or trades, greater than a month, but less than one year when backed by physical assets and fixed fuel prices or forward purchases. Risk management controls are in place to minimize risk. Such controls include risk management hardware/software, mid-office risk management personnel, and an experienced corporate risk manager.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



           (a)    Exhibits

                  3(i) Amendment to the Company's Restated Articles of Incorporation

                  11 Computation of Net Income Per Common Share for the three and six months ended June 30, 1998 and June 30, 1997

                  12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended June 30, 1998

                  15 Awareness letter, dated August 12, 1998, from PricewaterhouseCoopers LLP regarding review of the unaudited interim financial statements

                  27        Financial Data Schedule

            (b)   Reports on Form 8-K

                  During the three-month period ended June 30, 1998, the Company filed no Current Reports on Form 8-K.

                                    SIGNATURE




       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CLECO CORPORATION


                                          (Registrant)



                             BY:       /s/ Thomas J. Howlin
                                 ---------------------------------
                                           Thomas J. Howlin
                                  Senior Vice President of Finance
                                     and Chief Financial Officer
                                    (Principal Financial Officer)

Date: August 14, 1998