Form 10-Q
period 1998-09-30
CLECO CORP
filed 1998-11-16
CIK 18672

------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998           Commission file number 1-5663

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
                                            Yes [X]    No
                                                ----     ----

    As of November 1, 1998, there were 22,486,530 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                              Page
PART I.   FINANCIAL INFORMATION                                                                               ----
  Item 1.   Financial Statements..........................................................................     1
              Report of Independent Accountants...........................................................     2
              Consolidated Statements of Income...........................................................     3
              Consolidated Balance Sheets.................................................................     5
              Consolidated Statements of Cash Flows.......................................................     7
              Notes to Consolidated Financial Statements..................................................     8
  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations
              Disclosure Regarding Forward-Looking Statements.............................................    11
              Results of Operations.......................................................................    11
              Financial Condition.........................................................................    14
  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk...................................................................................    16

PART II.  OTHER INFORMATION

  Item 5.   Other Information.............................................................................    17

  Item 6.   Exhibits and Reports on Form 8-K..............................................................    21

SIGNATURE.................................................................................................    22

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    The consolidated financial statements for Cleco Corporation (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of the Company's business, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K).

The consolidated financial statements included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, independent accountants for the Company, whose report is included herein.

                        REPORT OF INDEPENDENT ACCOUNTANTS


October 26, 1998


To the Board of Directors and Shareholders of Cleco Corporation:

We have made a review of the consolidated balance sheet of Cleco Corporation as of September 30, 1998, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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




PricewaterhouseCoopers LLP

                                CLECO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)


                                             (In thousands, except share and
                                                   per share amounts)
                                                  1998             1997
                                              ------------    ------------
OPERATING REVENUES                            $    172,553    $    138,099
                                              ------------    ------------
OPERATING EXPENSES
     Fuel used for electric generation              44,034          44,607
     Power purchased                                17,154          10,171
     Other operation                                35,999          16,242
     Maintenance                                    11,524           5,308
     Depreciation                                   11,872          11,609
     Taxes other than income taxes                   9,488           9,161
     Federal and state income taxes                 13,580          12,377
                                              ------------    ------------
                                                   143,651         109,475
                                              ------------    ------------
OPERATING INCOME                                    28,902          28,624

Allowance for other funds used during
     construction                                      272             171
Other income and expenses, net                         722           1,033
                                              ------------    ------------
INCOME BEFORE INTEREST CHARGES                      29,896          29,828

Interest charges, including amortization of
     debt expense, premium and discount              7,243           7,124
Allowance for borrowed funds used during
     construction                                     (201)           (184)
                                              ------------    ------------
NET INCOME                                          22,854          22,888

Preferred dividend requirements, net                   534             528
                                              ------------    ------------

NET INCOME APPLICABLE TO COMMON STOCK         $     22,320    $     22,360
                                              ============    ============

WEIGHTED AVERAGE COMMON SHARES
     Basic                                      22,484,269      22,460,931
     Diluted                                    23,866,497      23,864,477

EARNINGS PER SHARE
     Basic                                    $       0.99    $       1.00
     Diluted                                  $       0.95    $       0.95

CASH DIVIDENDS PAID PER SHARE                 $      0.405    $      0.395

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)


                                             (In thousands, except share and
                                                   per share amounts)
                                                  1998            1997
                                              ------------    ------------
OPERATING REVENUES                            $    398,060    $    341,091
                                              ------------    ------------
OPERATING EXPENSES
     Fuel used for electric generation             106,135          99,574
     Power purchased                                41,597          31,777
     Other operation                                75,696          46,357
     Restructuring charge                                0           1,891
     Maintenance                                    24,323          17,072
     Depreciation                                   35,766          34,321
     Taxes other than income taxes                  26,877          26,152
     Federal and state income taxes                 23,988          22,066
                                              ------------    ------------
                                                   334,382         279,210
                                              ------------    ------------
OPERATING INCOME                                    63,678          61,881

Allowance for other funds used during
     construction                                      854             297
Other income and expenses, net                       1,200           1,061
                                              ------------    ------------
INCOME BEFORE INTEREST CHARGES                      65,732          63,239

Interest charges, including amortization of
     debt expense, premium and discount             21,491          21,650
Allowance for borrowed funds used during
     construction                                     (630)            (94)
                                              ------------    ------------
NET INCOME                                          44,871          41,683

Preferred dividend requirements, net                 1,591           1,577
                                              ------------    ------------

NET INCOME APPLICABLE TO COMMON STOCK         $     43,280    $     40,106
                                              ============    ============

WEIGHTED AVERAGE COMMON SHARES
     Basic                                      22,478,499      22,459,128
     Diluted                                    23,866,259      23,864,181

EARNINGS PER SHARE
     Basic                                    $       1.93    $       1.79
     Diluted                                  $       1.87    $       1.73

CASH DIVIDENDS PAID PER SHARE                 $      1.215    $      1.175

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                   (In thousands)
                                                       SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                                       ------------------  -----------------
     ASSETS
Utility plant
     Property, plant and equipment                        $   1,534,953    $   1,506,949
     Accumulated depreciation                                  (543,785)        (518,664)
                                                          -------------    -------------
                                                                991,168          988,285
     Construction work-in-progress                               49,210           37,277
                                                          -------------    -------------
         Total utility plant, net                             1,040,378        1,025,562
                                                          -------------    -------------

Investments and other assets                                     23,980            3,479
                                                          -------------    -------------
Current assets
     Cash and cash equivalents                                   21,198           18,015
     Accounts receivable, net                                    65,865           48,353
     Notes Receivable                                               930                0
     Unbilled revenues                                            6,099           11,090
     Fuel inventory, at average cost                              7,500            8,648
     Materials and supplies, inventory, at average cost          12,887           14,413
     Accumulated deferred fuel                                    3,653                0
     Prepayments and other current assets                         1,330            1,894
                                                          -------------    -------------
         Total current assets                                   119,462          102,413
                                                          -------------    -------------

Prepayments                                                       8,169            8,331
Regulatory assets - deferred taxes                              111,414          115,285
Other deferred charges                                           45,056           29,418
Accumulated deferred federal and
     state income taxes                                          77,099           76,556
                                                          -------------    -------------

         TOTAL ASSETS                                     $   1,425,558    $   1,361,044
                                                          =============    =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.






                            (Continued on next page)

                                CLECO CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)


                                                             (In thousands,
                                                          except share amounts)
                                                SEPTEMBER 30, 1998       DECEMBER 31, 1997
                                                ------------------       -----------------

     CAPITALIZATION AND LIABILITIES
Common shareholders' equity
Common stock, $2 par value, authorized
     50,000,000 shares, issued 22,485,280
     and 22,462,912 shares at September 30, 1998
     and December 31, 1997, respectively           $    45,536            $    45,525
Premium on capital stock                               113,856                113,763
Retained earnings                                      271,741                255,549
Treasury stock, at cost, 282,474 and
     299,842 shares at September 30, 1998
     and December 31, 1997, respectively                (5,745)                (6,086)
                                                   -----------            -----------
                                                       425,388                408,751
                                                   -----------            -----------
Preferred stock, cumulative, $100 par value
     Not subject to mandatory redemption                29,718                 30,102
     Deferred compensation related to
         preferred stock held by ESOP                  (17,183)               (18,766)
                                                   -----------            -----------
                                                        12,535                 11,336
     Subject to mandatory redemption                     5,990                  6,120
                                                   -----------            -----------
                                                        18,525                 17,456
                                                   -----------            -----------

Long-term debt, net                                    369,107                365,897
                                                   -----------            -----------

     Total capitalization                              813,020                792,104
                                                   -----------            -----------
Current liabilities
     Short-term debt                                    52,750                 34,219
     Long-term debt due within one year                 10,000                 15,000
     Accounts payable                                   47,623                 53,365
     Customer deposits                                  20,213                 20,172
     Taxes accrued                                      49,006                 12,211
     Interest accrued                                    1,536                  7,681
     Accumulated deferred fuel                               0                  2,965
     Other current liabilities                          13,494                  5,102
                                                   -----------            -----------
       Total current liabilities                       194,622                150,715
                                                   -----------            -----------
Deferred credits
     Accumulated deferred federal and state
         income taxes                                  293,197                296,123
     Accumulated deferred investment tax
         credits                                        28,231                 29,574
     Regulatory liabilities - deferred taxes            63,515                 62,468
     Other deferred credits                             32,973                 30,060
                                                   -----------            -----------
       Total deferred credits                          417,916                418,225
                                                   -----------            -----------

      TOTAL CAPITALIZATION AND LIABILITIES         $ 1,425,558            $ 1,361,044
                                                   ===========            ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)


                                                                  (In thousands)
                                                              1998               1997
                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                             $ 44,871           $ 41,683
     Adjustments to reconcile net income
        to net cash provided by operating activities
         Depreciation and amortization                        37,236             35,673
         Allowance for funds used during construction         (1,483)               391
         Amortization of investment tax credits               (1,343)            (1,343)
         Deferred income taxes                                 2,119             (2,083)
         Deferred fuel costs                                  (6,618)            (4,045)
         Restructuring charges                                     0              1,632
         (Gain) loss on disposition of utility plant, net          0               (236)
     Changes in assets and liabilities
         Accounts receivable, net                            (18,442)            (9,487)
         Unbilled revenues                                     4,991             (1,734)
         Fuel inventory, materials and supplies                2,674              2,431
         Accounts payable                                     (9,742)           (16,034)
         Customer deposits                                        41                422
         Other deferred accounts                             (16,221)            (1,824)
         Taxes accrued                                        36,795             33,655
         Interest accrued                                     (6,145)            (5,917)
            Other, net                                         3,655              9,189
                                                            --------           --------
         Net cash provided by operating activities            72,388             82,373
                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to utility plant                              (45,478)           (59,640)
     Allowance for funds used during construction              1,483               (391)
     Sale of utility plant                                       395                371
     Purchase of investments                                    (340)              (222)
     Sale of investments                                           0                  1
                                                            --------           --------
         Net cash used in investing activities               (43,940)           (59,881)
                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                     94                 22
     Issuance of long-term debt                                    0             40,000
     Retirement of long-term debt                            (10,000)           (15,000)
     Increase (decrease) in short-term debt, net              13,531            (17,817)
     Issuance of preferred stock                                   0                178
     Redemption of preferred stock                              (212)              (237)
     Dividends paid on common and preferred stock, net       (28,678)           (27,973)
                                                            --------           --------
         Net cash used in financing activities               (25,265)           (20,827)
                                                            --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      3,183              1,665
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              18,015             20,307
                                                            --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 21,198           $ 21,972
                                                            ========           ========

Supplementary cash flow information
     Interest paid (net of amount capitalized)              $ 27,201           $ 27,709
                                                            ========           ========
     Income taxes paid                                      $  2,640           $  9,876
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

Currently, the Company is receiving annually a minimum delivery of 1,187,500 tons under the LMA. Since the late 1980s, additional spot lignite deliveries have been obtained through competitive bidding from DHMV and another lignite supplier. In 1996 the Company and SWEPCO received deliveries which approximated 28% of the annual lignite consumption at Dolet Hills Unit 1 from the other lignite supplier.

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

A scheduling conference was held on November 5, 1998. At that scheduling conference, the Court set this Federal Court suit for trial beginning November 15, 1999. A discovery cut-off date of August 15, 1999 has also been established.

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

NOTE C.  SABINE TEXICAN PIPELINE ACQUISITION

On August 1, 1998, Cleco Energy, LLC, (Energy) a joint venture between Cleco Corporation and Covenant Energy Corporation of Houston, purchased Sabine Texican Pipeline Company of Lufkin, Texas (Sabine). Sabine is an energy company engaged in the exploration, production, gathering, marketing and transportation of natural gas. Energy paid the sole shareholder of Sabine $2.5 million and gave him a 13% equity interest in Energy. Sabine has approximately $24.6 million in assets, $4 million in current liabilities, and $13.2 million in long term debt. The acquisition added 415 miles of gathering and transmission pipeline in Texas and Louisiana, serving wholesale customers as well as oil and gas producing properties in West Texas. After the acquisition of Sabine, the Company has a 44% equity interest and a 51% voting interest in Energy.

NOTE D.  ACCRUAL FOR ESTIMATED CUSTOMER CREDITS

The Company's results for the nine months ended September 30, 1998 reflect an accrual for estimated customer credits which may be required under terms of an earnings review settlement reached with the Louisiana Public Service Commission
(LPSC) in 1996. The accrual for estimated customer credits was reduced from the second quarter estimate of $4 million to the current estimate of $1.9 million. The settlement set the Company's rates for a period of five years, and also provided for annual base rate tariff reductions of $3 million in 1997 and an additional $2 million in 1998. As part of the settlement, the Company is allowed to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers as credits on their bills all regulated earnings between 12.25% and 13% return on equity. All regulated earnings above a 13% return on equity are credited to customers. The amount of credits due customers, if any, is determined by the LPSC annually based on the Company's 12-month-ending results as of September 30 of each year. The amount of the credit has not yet been determined by the LPSC. The settlement directs such credits to be made on customers' bills the following summer.

NOTE E.  REPOWERING PROJECT

In July, 1998, the Company's Board of Directors approved the construction of a 750-megawatt repowering project (Project) to be implemented at the site of its existing Coughlin Power Station (CPS). The Project will use three new natural gas-fueled combustion turbine generators to repower two existing units at CPS.

It is anticipated that the Project's generation capacity and energy will be available to the Company at competitive market rates and that any excess will be available for sale to the regional wholesale market.

One of the Company's subsidiaries will own and operate the Project. The total cost of the Project is expected to be $240 million and is scheduled to be completed by June 1, 2000. As of September 30, 1998, the Company has spent approximately $13.9 million on the project, which is being funded through the Company's commercial paper program. Permanent financing for the Project has not yet been determined and is expected to be finalized during the first quarter of 1999. Implementation of the Project is subject to approval by the LPSC and the Federal Energy Regulatory Commission (FERC). Approval from both agencies is expected to be obtained by Spring 1999.

NOTE F.  NEW REVOLVING CREDIT FACILITY

The Company's $25 million revolving credit facility was terminated on August 28, 1998 and a new $80 million, 364 day revolving credit facility was entered into on August 28, 1998. The new $80 million facility provides for borrowings at interest rates established by competitive bid and will expire on August 27, 1999. Compensating balances are not required for the facility. The commitment fees are based upon the Company's lowest secured debt ratings and are currently 0.085%.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 1998

    Net income applicable to common stock totaled $22.3 million or $0.99 per share for the third quarter of 1998, as compared to $22.4 million or $1.00 per share for the corresponding period in 1997. The following principal factors contributed to these results:

Operating revenues for the quarter increased $34.5 million or 24.9% compared to the same period in 1997, due to an increase in kilowatt-hour sales to all classes of customers resulting from warmer weather during the third quarter of 1998 and increased activity by the Company's power marketing operations during the third quarter of 1998 as compared to the third quarter of 1997. Fuel cost recovery revenues for the third quarter of 1998 were $9.3 million more than the third quarter of 1997. This increase is primarily attributable to higher kilowatt-hour sales. The Company's power marketing operations were able to capitalize on above-average demand of other utilities and increase operating revenues by $16 million during the third quarter of 1998 compared to the corresponding period in 1997. For a descripton of the Company's power marketing operations, see Part II, Item 5, "Other Information -- Power Marketing Operations."

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

Base revenues increased $9.2 million during the third quarter of 1998 compared to the corresponding period in 1997. The increase in base revenues is primarily the result of an increase in kilowatt-hour sales to residential customers, the most weather-sensitive customer class. The increased consumption by residential customers was due primarily to a warmer-than-normal summer in 1998. Weather during the third quarter of 1998 was 3.6% warmer than the third quarter of 1997 and 15% warmer than normal as measured by degree day calculations. Kilowatt-hour sales to regular customers improved 8.6% over the third quarter of 1997. Base revenues were also affected by the Company's acquisition of residential and commercial customers from the former Teche Electric Cooperative (Teche). The Company acquired Teche on September 30, 1997. The acquisition resulted in the addition of 7,700 mostly residential customers to the Company's service area.

Also contributing to the third quarter base revenue increase was a $2.1 million decrease over the prior quarter in the accrual for estimated customer credits. See Note D of the Notes to Consolidated Financial Statements. The amount of credits due customers, if any, will be determined by the LPSC annually based on 12-month-ending results as of September 30 of each year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Financial Condition - Retail Rates" in Item 7 of the 1997 Form 10-K for a discussion of the LPSC settlement.

Operating expenses increased $34 million, or 31%, during the third quarter of 1998 compared to the same period in 1997. The rise in operating expenses is the result of increases in the cost of fuel used for electric generation, other operation expenses, maintenance expenses, and an increase in purchases associated with power marketing operations. The increase in the cost of fuel used for electric generation and purchased power is primarily attributable to fluctuations in the Company's generation mix, higher fuel costs, availability of economy power and deferral of expenses for recovery from customers through fuel adjustment clauses in subsequent months, as compared to the same period in 1997. The Company purchases electric energy from other electric power generators when the price of the energy purchased is less than the cost to the Company of generating such energy from its own facilities and when the Company's generating units are unable to provide electricity to satisfy the Company's load. Twenty-two percent of the Company's energy requirements during the third quarter of 1998 were met with purchased power, compared to 16% for the corresponding period in 1997. This increase was primarily due to unanticipated mechanical problems at the Company's generation facilities during heavy load periods. Other operation expenses increased $19.8 million, or 121.6%, compared to the same period in 1997, primarily due to purchases of power by the Company's power marketing operations, costs associated with employee incentive compensation and preliminary investigation of holding company formation. See "Part II, Item 5, Other Information - Holding Company Formation" for a discussion of the potential formation of a holding company. Maintenance expense increased $6.2 million, or 117.1% compared to the same period in 1997, primarily due to the incurrence of expenses originally planned for earlier in the year, additional spending for maintenance on the Company's generation facilities to increase unit reliability, some unanticipated generating unit repairs caused by mechanical problems during heavy load periods and an increase in right-of-way reclearing expenses relating to transmission and distribution.

For the Nine Months Ended September 30, 1998

    Net income applicable to common stock totaled $43.3 million or $1.93 per share for the first nine months of 1998, as compared to $40.1 million or $1.79 per share for the corresponding period in 1997. Net income applicable to common stock for the 1997 period was affected by a restructuring charge of $1.9 million ($1.2 million net-of-tax) or $0.05 per share. The following principal factors also contributed to these results:

Operating revenues for the first nine months of 1998 increased $57 million, or 16.7%, compared to the same period in 1997, due to an increase in fuel cost recovery revenues, increased activity of the Company's power marketing operations, and a rise in kilowatt-hour sales to residential customers. Fuel cost recovery revenues for the first nine months of 1998 were $17.1 million greater than the same period in 1997. Fuel costs for the first nine months of 1998 were higher than fuel costs in 1997, for the same reasons discussed above under results for the three months ended September 30, 1998. Operating revenues increased $25.4 million for the first nine months of 1998 compared to the corresponding period in 1997 due to the increased activity of the Company's power marketing operations. Numerous events in the Midwest, such as extremely high temperatures, several power plants owned by other companies being out of operation, damages to transmission lines of other companies, and the default of a major power marketer, caused the wholesale price and demand of electricity in the Midwest to increase dramatically for a very short time frame in June. Also, efforts by the Company's power marketing operations as discussed under the results for the three months ended September 30, 1998 contributed to the increase in operating revenues.

Base revenues increased $14.5 million for the first nine months of 1998 compared to the corresponding period in 1997. The increase in base revenues is primarily attributable to a 12.8% increase in kilowatt-hour sales to residential customers, the most weather-sensitive of the Company's customers, and 9.6% increase in kilowatt-hour sales to commercial customers. The increase in consumption by residential customers is primarily due to a warmer-than-normal spring and summer of 1998, and the acquisition of 7,700 mostly residential customers from Teche. Kilowatt-hour sales to regular customers increased 8.3% from the same period in 1997. Offsetting the increase in base revenues was the $2.0 million reduction of the Company's annual base rate tariff for electric service effective January 1998 as part of the Company's October 1996 LPSC earnings review settlement and a $1.9 million accrual for estimated customer credits which may be required under terms of an earnings review settlement reached with the LPSC in 1996. See Note D of the Notes To Consolidated
Financial Statements. The amount of credits due customers, if any, will be determined by the LPSC annually based on the Company's 12-month-ending results as of September 30 of each year.

Operating expenses increased $55.2 million, or 19.8%, for the first nine months of 1998 compared to the corresponding period in 1997. The increase in operating expenses is primarily due to an increase in fuel and purchased power costs, other operations expenses, maintenance expenses, and depreciation. The changes in the cost of fuel used for electric generation and purchased power are attributable primarily to fluctuations in the Company's generation mix, fuel costs, availability of economy power and deferral of expenses for recovery from customers through fuel adjustment clauses in subsequent months, as compared to the same period in 1997. The Company purchases power from other electric power generators when the cost of energy purchased is less than the Company's cost to produce power at its own facilities and when the Company's generating units are unable to provide electricity to satisfy the Company's load. Twenty-three percent of the Company's energy requirements during the first nine months of 1998 were met with purchased power compared to 22% for the corresponding period in 1997. Other operation expenses for the first nine months of 1998 increased $29.3 million, or 63.3%, compared to the same period in 1997, primarily due to the increase in power purchased by the Company's power marketing operations for resale and an increase in employee incentive plan expense. The increase in other operating expenses is also partially attributable to the launching of a "branding equity" campaign designed to increase the Company's presence throughout the community in anticipation of the utility industry deregulation and to increase customer loyalty. Other operating expenses also increased due to company-wide computer upgrades, and to increased use of outside consulting services related to investigating the possibility of the formation of a holding company. See Part II, Item 5, "Other Information - Holding Company Formation" for a discussion of the potential formation of a holding company. Maintenance expenses increased by $7.3 million, or 42.5%, for the same reasons discussed above under the results for the three months ended September 30, 1998. The increase in operating expenses was partially offset by the absence of restructuring charges relating to the reorganization of the Company's electric production section of its generation services in 1997. Depreciation expense increased $1.4 million compared to the same period in 1997, primarily due to the Teche assets being placed into service in late 1997.

FINANCIAL CONDITION

Liquidity and Capital Resources

    At September 30, 1998 and 1997, the Company had $52.8 million and $47.3 million, respectively, of short-term debt outstanding in the form of commercial paper borrowing and bank loans.

During August 1998, the Company terminated its 364-day, $25 million revolving credit facility. An existing $100 million revolving credit facility is scheduled to terminate on June 15, 2000. A new 364-day, $80 million revolving credit facility was entered into during August 1998. See Note F of the Notes to Consolidated Financial Statements. These facilities provide support for the issuance of commercial paper and working capital needs. Uncommitted lines of credit with banks totaling $20 million are also available to support working capital needs.

At September 30, 1998, CLE Resources, Inc., an unregulated consolidated subsidiary of the Company, had $13.4 million of cash and temporary cash investments in securities with original maturities of 90 days or less. Of these funds, $10 million has been committed to provide credit support for working capital and electricity or natural gas commodity positions for CLECO Energy L.L.C. In addition, CLE Resources, Inc. has committed up to $25 million over a five-year period for acquisitions, strategic alliances, and investments in capital projects to be made by CLECO Energy L.L.C., subject to the satisfaction of certain conditions.

The cost of the repowering project announced by the Company in July is estimated to be $240 million. The structure of permanent financing for the project has not yet been determined and is expected to be finalized by the first quarter of 1999. The Company will use its commercial paper program to fund the interim needs of the project, which are expected to total approximately $80 million. As of September 30, 1998, the Company has spent approximately $13.9 million on the project.

Regulatory Matters - Retail Electric Competition

    In December 1997, the LPSC Staff made a recommendation to the LPSC that restructuring of the retail electric market in Louisiana could be in the public interest if solutions for key issues were determined and properly implemented. This recommendation was based upon preliminary findings in the LPSC electric restructuring investigation in Docket U-21453. The LPSC accepted the recommendation and directed the Staff to further investigate the issues. The LPSC has scheduled a series of six separate hearings in Docket U-21453 during 1998 to receive input from interested parties, including the utilities that it regulates, and to investigate alternative courses of action in electric restructuring. Through the month of September 1998, hearings have been held on electric restructuring issues including tax implications; unbundling of functions and charges; market structure, market power, and utilization of independent system operators; stranded costs and benefits and consumer protection, public policy programs and environmental issues. During the remainder of 1998, hearings are expected on the topics of future regulatory structure and affiliate relationships. The Company has participated actively in these proceedings by offering alternative plans to implement electric restructuring and expects to continue to do so. The state of Louisiana has not yet adopted any retail electric competition or restructuring legislation. However, it is expected that the LPSC will make a report to the legislature in 1999 and that retail electric competition or restructuring legislation will be considered during the 1999 regular session of the Louisiana legislature.

Regulatory Matters - Wholesale Electric Competition

Wholesale power markets, as regulated by the FERC, involve sales of power between power suppliers, marketers, and brokers for subsequent resale to retail, or end-use, customers. Competition in this market has increased since the FERC mandated, through its Order number 888 and subsequent interpretations thereof, open access to transmission facilities that are necessary to complete these sales. The Company, under FERC rules, has an open access transmission tariff through which it offers wholesale transmission service to other parties that is comparable to the service that it provides itself from its facilities. The Company, as a member of the Southwest Power Pool, may also provide certain specialized transmission services under an open access tariff administered by the pool, and as approved by the FERC. In recent years, the Company has purchased a part of its power requirements from the wholesale market when it is economical to do so or when the Company's generating units are unable to provide electricity to satisfy the Company's load. In this role, the Company has also been a purchaser of open access transmission service from other parties, and expects to continue to do so in the immediate future.

In September 1998, the FERC announced that it expects to issue a rulemaking during 1999 for the purpose of furthering the orderly formation of regional transmission organizations to operate the nations's transmission grid. It is expected that the development of independent operators of the transmission grid would lead to further increases in competition in wholesale power markets.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not Applicable.

                                     PART II

                                OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

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

REPOWERING PROJECT

For information regarding the 750 megawatt repowering project approved by the Company's Board of Directors in July, 1998, see Note E of the Notes to Consolidated Financial Statements. It is management's opinion that the additional generating capacity is needed to meet the Company's own needs and the needs of the region. The additional capacity will also further the Company's strategy to become a regional power supplier outside of the traditional service area and to take advantage of emerging deregulated markets.

YEAR 2000 READINESS DISCLOSURE

The year 2000 (Y2K) problem occurs because many systems, both hardware and software, were designed to accept only two digits instead of four digits for the year in a date field. Having two digits instead of four digits may cause the system to read "00" as 1900 instead of 2000. This may cause calculations that are date sensitive to arrive at an incorrect or impossible solution. This may affect items such as delivery dates, interest calculations, pension benefit calculations, and a variety of other date-dependent calculations.

The Company is aware of the issues surrounding the Y2K and the problems that may occur and has put into action a plan to address these issues. The Company is aware that the Y2K problem may affect both internal information technology (IT) and non-IT systems. IT systems consist of software programs such as the operating system, spreadsheets, accounting and other programs. Non-IT systems refer to embedded technology such as micro controllers found in computers and other hardware systems. The Company has divided the IT and non-IT systems into two categories; mission critical and non-mission critical. Mission critical systems are those that would affect the health and safety of the public by causing a disruption in supplying electricity. Non-mission critical systems are those that would not cause a disruption in supplying electricity, but may still have a material, negative impact on the liquidity and financial condition of the Company. The following chart shows the initiatives, the completion percentage of the various stages and an estimated completion date for the mission critical systems:

                            Mission Critical Systems


                                                                                                           ESTIMATED
                          PLANNING-                                                                         DATE OF
    INITIATIVES          ASSESSMENT          CORRECTION             TESTING            IMPLEMENT           COMPLETION
    -----------          ----------          ----------             -------            ---------           ----------
Distribution                100%                100%                 100%                100%                 N/A
Generation                  100%                 82%                  82%                 82%               04/1999
IT Services*                100%                 51%                  23%                 23%               07/1999
Transmission                100%                 75%                   0%                  0%               04/1999

*IT Services includes business applications and telecommunications.

The description of the stages are:

   Planning-
   Assessment:             Develop a project plan, compile a complete list of
                           affected systems, and prepare a detailed technical
                           plan.
   Correction:             Make the required changes identified in
                           Planning-Assessment.
   Testing:                Test all changes made in the Correction stage to
                           insure that systems will meet the compliance criteria
                           and the systems will be accepted by user management.
   Implementation:         Integrate the changed systems into a production
                           environment and begin use. Monitor subsequent changes to other systems to ensure overall system integrity.

Management considers the Company's non-mission critical systems to be Y2K compliant.

Internal systems are not the only ones that may have a material effect on the Company. Institutions external to the Company, such as vendors and customers, may also impact the Company's operations if their systems are not Y2K compliant. Vendors could impact the Company by their inability to deliver goods and services required by the Company to operate. Customers could impact the Company by their inability to operate, reducing the sale of power, or their inability to pay the Company for the power consumed. The Company has decided to address this issue by identifying major vendors and customers and sending surveys to discover their level of Y2K compliance. Major vendors are defined as those that provide critical goods or services to the Company, or those that provide critical components to the Company (such as fuel suppliers and financial institutions). Major customers are identified as those customers that are at the greatest risk of being impacted by the Y2K problem and are large consumers of power (mainly industrial and commercial customers). To date, the surveys to the major vendors have been sent out and approximately half of those vendors have responded to the survey. The responses are in the process of being reviewed. The surveys to major customers are in the process of being sent out. The projected completion date of system surveys of external parties is expected to be December, 1998.

The Company's cost to address its Y2K problem is currently estimated at $1.7 million, with approximately $0.6 million expended so far. The remaining $1.1 million is expected to be spent before July, 1999. The expenses associated with Y2K are being funded through cash flows from operations. Only a nominal amount of the Y2K budget is being expended on hardware. Most of the budget is being expended on software. The Company's overall IT operating budget for the year ended December 31, 1998 is approximately $13.4 million, however, the bulk of the Y2K expenses were budgeted and expended by the various departments that were affected by Y2K issues.

The Company's IT department did not defer any significant system implementations, nor did the department accelerate any system implementations. Many of the Y2K issues were addressed by the normal process of upgrades from software vendors and from the planned migration from a 16-bit operating system to a 32-bit operating system designed specifically for networking large numbers of personal computers. The migration of operating systems included the replacement of several hundred older personal computers that could not efficiently run the new 32-bit operating system. The replacement computers were modern personal computers which were Y2K compliant.

At this point in time, management has not engaged any firm, nor does it plan to engage any firm, to perform an independent verification and validation of the Company's Y2K compliance. The Company's independent accountants will review the Y2K process, but will not issue an opinion on Y2K compliance.

The risks of not addressing the Y2K problem include the failure to bill customers, collect payments, pay invoices, operate generation facilities, operate substations, and order and receive critical materials. Each of these risks, should they materialize, could have a material, negative impact on the operations, liquidity and financial condition of the Company. However, it is the opinion of management that the action plan outlined above will adequately address the Y2K risks facing the Company and reduce them to manageable levels so that Y2K issues will not materially impact the Company.

At present, the Company does not have a contingency plan in place to specifically cover the Y2K issues. However, management is continually monitoring the progress of each initiative. In the first quarter of 1999, management will evaluate the reasonableness of the projected completion dates and at that time determine if a contingency plan is required. As of the date of this filing, Management reasonably expects the completion of the initiatives in a timely manner; thus, a contingency plan is not required.

POWER MARKETING OPERATIONS

    Historically, the Company's power marketing operations focused solely upon purchasing economic power from other utilities to meet the Company's native load needs and, where economically feasible, selling any excess generation capacity to other utilities. In January 1997, the scope of the Company's power marketing operations was expanded to include the purchase and sale of electric commodity products in the wholesale energy market. Activities include back-to-back sales of third party electric energy in short term (next day) or hourly transactions along with the sale of municipal generation under partnership agreements. The Company generally enters into longer term sales or trades, greater than a month, but less than one year when backed by physical assets and fixed fuel prices or forward purchases. Risk management controls are in place to minimize risk. Such controls include risk management hardware/software, mid-office risk management personnel, and an experienced corporate risk manager.

SABINE TEXICAN PIPELINE ACQUISITION

In order to compete in the emerging deregulated energy services market that encompasses both natural gas and electric power, the Company must focus on meeting the customer's total energy needs. The acquisition of Sabine has added assets that are outside of the Company's traditional service territory. It is management's opinion that the acquisition of Sabine will facilitate Cleco's strategy to become an energy services company that produces, procures, and transports energy. For more information regarding the acquisition of Sabine by Cleco Energy, LLC, see Note C of the Notes to Consolidated Financial Statements.

HOLDING COMPANY FORMATION

At the October 23, 1998 meeting of the Cleco board of directors, the directors approved a proposal to reorganize the Company into a public holding company structure. The proposed holding company structure would create a parent company that would include several subsidiaries, one of which would contain the Company's generation, transmission and distribution electric utility operations. Another subsidiary, Cleco Midstream Resources LLC, would operate the Company's energy production, procurement and natural gas pipeline businesses. A third subsidiary, Cleco Services LLC, would sell utility support services to municipal governments, rural electric cooperatives and investor-owned electric companies.

Under the terms of the proposal, the newly organized holding company would become the owner of all of Cleco Corporation's outstanding common and preferred stock and existing Cleco Corporation common and preferred shareholders would exchange their Cleco Corporation stock for stock in the holding company. The proposal is subject to prior approvals of the LPSC, the FERC, and Cleco's shareholders. It is anticipated that approval from Cleco's shareholders will be sought in connection with the 1999 Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                4 $80,000,000 364 Day Credit Agreement dated August 28, 1998 between the Company and the Bank of New York, as Agent.

                11 Computation of Net Income Per Common Share for the three and nine months ended September 30, 1998 and September 30, 1997

                12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended September 30, 1998

                15 Awareness letter, dated November 13, 1998, from PricewaterhouseCoopers LLP regarding review of the unaudited interim financial statements

                27   Financial Data Schedule

         (b)    Reports on Form 8-K

                During the three-month period ended September 30, 1998, the Company filed no Current Reports on Form 8-K.

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

Date:  November 16, 1998

                                 EXHIBIT INDEX


          EXHIBIT NO.                DESCRIPTION
          -----------                -----------

                4 $80,000,000 364 Day Credit Agreement dated August 28, 1998 between the Company and the Bank of New York, as Agent.

                11 Computation of Net Income Per Common Share for the three and nine months ended September 30, 1998 and September 30, 1997

                12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended September 30, 1998

                15 Awareness letter, dated November 13, 1998, from PricewaterhouseCoopers LLP regarding review of the unaudited interim financial statements

                27   Financial Data Schedule