Form 10-K405
period 1998-12-31
CLECO CORP
filed 1999-03-17
CIK 18672

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K
            [8] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission file number 1-5663

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

  As of February 23, 1999, the aggregate value of the Registrant's voting stock held by non-affiliates was $640,214,956. The Registrant's Cumulative Preferred Stock is not listed on any exchange, nor are prices for the Cumulative Preferred Stock quoted on NASDAQ; therefore, its market value is not readily determinable and is not included in the foregoing amount.

  As of February 23, 1999, there were 22,523,668 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 (1998 Annual Report to Shareholders), furnished to the Securities and Exchange Commission pursuant to Rule 14a - 3(c) under the Securities Exchange Act of 1934, are filed as Exhibit 13 to this report and incorporated by reference into Part II herein. Portions of the Registrant's definitive Proxy Statement and Prospectus dated March 25, 1999, for the Annual Meeting of Shareholders to be held on April 23, 1999, are incorporated by reference into Part III herein.

TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Disclosure Regarding Forward-Looking Statements............................  1

PART I

Item  1.  Business
               General.....................................................  3
               Electric Operations.........................................  3
               Regulatory and Environmental Matters........................  9
               Other Events................................................ 16
Item  2.  Properties....................................................... 16
Item  3.  Legal Proceedings................................................ 17
Item  4.  Submission of Matters to a Vote
               of Security Holders......................................... 18

          Executive Officers of the Registrant............................. 19

PART II

Item  5.  Market for Registrant's Common Equity
               and Related Stockholder Matters............................. 21
Item  6.  Selected Financial Data.......................................... 21
Item  7.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition.................... 22
Item 7A.  Quantitative and Qualitative Disclosures
               About Market Risk........................................... 22
Item  8.  Financial Statements and
               Supplementary Data.......................................... 22
Item  9.  Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure........................................ 22

PART III

Item 10.  Directors and Executive Officers
               of the Registrant.......................................... 23
Item 11.  Executive Compensation.......................................... 23
Item 12.  Security Ownership of Certain Beneficial
               Owners and Management...................................... 23
Item 13.  Certain Relationships and Related
               Transactions............................................... 23

PART IV

Item 14.  Exhibits, Financial Statement
               Schedule, and Reports on Form 8-K.......................... 24

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report, including, without limitation, the statements under "Business -- Electric Operations -- Sales," "Regulatory and Environmental Matters -- Industry Developments," "-- Regulatory and Environmental Matters -- Environmental Quality," "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Industry Developments," "-- Results of Operations," "-- Financial Condition -- Liquidity and Capital Resources," "-- Financial Condition -- Regulatory Matters" and Note N to the Consolidated Financial Statements, contain forward-looking statements. Located elsewhere in this Report are forward-looking statements regarding sales growth, capital expenditures, the settlement of the Company's earnings review approved by the Louisiana Public Service Commission (LPSC) in October 1996, the Company's shelf registration statement, the effect of certain recent Federal Energy Regulatory Commission (FERC) regulations, future legislative and regulatory changes affecting electric utilities, and other matters. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

         Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission (SEC), the FERC, the LPSC or similar entities with regulatory or accounting oversight;

         Economic conditions, including inflation rates and monetary fluctuations;

         Changing market conditions and a variety of other factors associated with physical energy and financial trading activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rate and warranty risks;

         Availability or cost of capital resulting from changes in the Company, interest rates, and securities ratings or market perceptions of the electric utility industry and energy related industries;

         Employee work force factors, including changes in key executives;

         Legal and regulatory delays and other obstacles associated with mergers, acquisitions, capital projects, reorganizations or investments in joint ventures;

         Cost and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and

         Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, regulating policies, or environmental laws and regulations.

         The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

                                    PART I

ITEM 1.  BUSINESS

                                    GENERAL

     Cleco Corporation (the Company) was incorporated January 2, 1935 under the laws of the State of Louisiana and is engaged principally in the generation, transmission, distribution and sale of electric energy to approximately 242,000 customers in 63 communities and contiguous rural areas in a 14,000-square-mile region in the State of Louisiana. At December 31, 1998, the Company employed 1,210 persons. The Company's mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.

                              ELECTRIC OPERATIONS

CERTAIN FACTORS AFFECTING THE COMPANY'S ELECTRIC OPERATIONS

     As an electric utility, the Company is affected, to varying degrees, by a number of factors affecting the electric utility industry in general. These factors include increasingly competitive business conditions, the cost of compliance with environmental regulations and changes in the federal and state regulation of the generation, transmission and sale of electricity. For a discussion of various regulatory changes and competitive forces affecting the Company and other electric utilities, see "Regulatory and Environmental Matters -- Industry Developments" below.

POWER GENERATION

     The Company operates and either owns or has an ownership interest in four steam electric generating stations and a gas turbine. The Company is the sole owner of Coughlin Power Station (CPS), Teche Power Station and Rodemacher Power Station Unit 1. The Company owns a 50% interest in Dolet Hills Power Station Unit 1 (Dolet Hills Unit 1), and a 30% interest in Rodemacher Power Station Unit 2 (Rodemacher Unit 2). At December 31, 1998, the Company's aggregate electric generating capacity was 1,693,000 kilowatts (excluding the Company's 20,000 kilowatts of firm purchases from the Sabine River Authority). The following table sets forth certain information with respect to the Company's generating facilities.

                                                          YEAR                CAPACITY             TYPE OF
                                                           OF                    AT                 FUEL
                                   GENERATING            INITIAL              12/31/98            USED FOR
      GENERATING STATION             UNIT #             OPERATION           (KILOWATTS)        GENERATION (1)
      ------------------             ------             ---------           -----------        --------------
Franklin Gas Turbine                                      1973                   7,000               gas
Coughlin Power Station                  6                 1961                 110,000        gas/oil (standby)
                                        7                 1966                 224,000        gas/oil (standby)
Teche Power Station                     1                 1953                  23,000               gas
                                        2                 1956                  48,000               gas
                                        3                 1971                 359,000        gas/oil (standby)
Rodemacher Power Station                1                 1975                 440,000             gas/oil
                                        2                 1982                 157,000 (2)       coal/gas
Dolet Hills Power Station               1                 1986                 325,000 (3)        lignite
                                                                             ---------
Total Generating Capability                                                  1,693,000
                                                                             =========

(1) When oil is used on a standby basis, capacity may be reduced.

(2) Represents the Company's 30% interest in the capacity of Rodemacher Unit 2, a 523,000-kilowatt generating unit.

(3) Represents the Company's 50% interest in the capacity of Dolet Hills Unit 1, a 650,000-kilowatt generating unit.

FUEL AND PURCHASED POWER

         Changes in fuel and purchased power expenses reflect fluctuations in generation fuel mix, fuel costs, availability of economic purchased power and deferral of expenses for recovery from customers through fuel adjustment clauses in subsequent months.

         The following table sets forth, for the periods indicated, the percentages of power generated from various fuels at the Company's electric generating plants, the cost of fuel used per kilowatt hour (kWh) attributable to each such fuel and the weighted average fuel cost per kWh.

                    LIGNITE                  COAL                   GAS                  FUEL OIL
                    -------                  ----                   ---                  --------
                COST                   COST                   COST                   COST                  AVERAGE
                PER       PERCENT      PER       PERCENT      PER       PERCENT       PER      PERCENT    COST PER
                KWH         OF         KWH         OF         KWH          OF         KWH         OF         KWH
   YEAR       (MILLS)    GENERATION  (MILLS)    GENERATION  (MILLS)    GENERATION   (MILLS)   GENERATION   (MILLS)
   ----       -------    ----------  -------    ----------  ------     ----------   -------   ----------   -------
   1998        15.85       32.0       14.88       16.7       25.38        51.3         -          -         20.57
   1997        14.85       36.7       17.06       19.1       29.85        44.2         -          -         21.90
   1996        15.45       38.1       16.67       21.3       30.06        39.8       26.09       0.8        21.61
   1995        14.86       35.9       18.88       14.3       19.48        49.8       24.77       0.0        17.74
   1994        15.09       36.5       19.53       16.0       22.28        47.4       21.00       0.1        19.22

Power Purchases

     The Company purchases electric energy from neighboring utilities when the price of the energy purchased is less than the Company's cost of generating such energy from its own facilities or when it needs power to supplement its own electric generation if transmission capacity is available. Additionally, the Company has a long-term contract under which it purchases a small percentage of its total annual energy requirements from a hydroelectric generating plant.

     In 1998, the amount of power purchased increased, compared to 1997, as a result of the increased demand for electric energy and several unexpected mechanical problems at the

Company's generating facilities during the summer months. The following table sets forth the amounts of power purchased by the Company on the wholesale market for the years indicated.

                                                              % OF TOTAL
                                     MILLION                    ENERGY
                                       KWH                   REQUIREMENTS
                                   -----------               ------------
           1998                        2,117                     24%
           1997                        1,924                     24%
           1996                        2,529                     33%
           1995                        1,430                     19%
           1994                          818                     11%

For information with respect to the Company's ability to currently pass through changes in costs of fuel to its customers, see "Regulatory and Environmental Matters -- Rates" below.

Natural Gas Supply

     During 1998, the Company purchased a total of 38,431 billion British thermal units (MMBtu) of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by the Company from each supplier are shown in the table below.

                                                         AVERAGE
                                                          AMOUNT
                                        1998            PURCHASED           PERCENT
                                     PURCHASES           PER DAY            OF TOTAL
    NATURAL GAS SUPPLIER              (MMMBTU)           (MMMBTU)           GAS USED
    --------------------             ---------          ---------          ----------
Noram                                    3,615              9.9                 9.4%
Louisiana Intrastate Gas
  Corporation (LIG)                      3,148              8.6                 8.2%
Columbia Energy Services                 4,030             11.0                10.5%
Western Gas Resources                    5,131             14.1                13.3%
Amoco                                    2,874              7.9                 7.5%
Natural Gas Clearinghouse                1,631              4.5                 4.2%
Cleco Energy (1)                         5,031             13.8                13.1%
Southern Company Energy Marketing        2,380              6.5                 6.2%
Other                                   10,591             29.0                27.6%
                                        ------             ----                -----
                                        38,431            105.3               100.0%
                                        ======            =====               ======

(1) The Company has an equity interest of 44.37% and a voting interest of 51% in Cleco Energy.

     A wholly-owned subsidiary of the Company, CLE Intrastate Pipeline Company, Inc. (CLE Intrastate), owns a series of natural gas interconnections with Trunkline Gas Company (Trunkline), a subsidiary of Duke Energy Corp.; Columbia Gulf Transmission Co. (Columbia), a subsidiary of the Columbia Gas Systems, Inc.; and ANR Pipeline Company (ANR), a Coastal Corporation subsidiary. The pipeline interconnections have allowed the Company to access various additional natural gas supply markets, which helps to maintain the competitiveness of the Company's generating units.

     Natural gas was plentiful and available without interruption throughout 1998. The Company currently meets, and expects to continue to meet, its natural gas requirements with purchases on the spot market through daily, monthly and seasonal contracts with various natural gas suppliers. However, future supplies to the Company remain vulnerable to disruptions due to weather events and transportation disruptions. The potential for disruptions to the Company has been decreased by the addition of the CLE Intrastate interconnections. Nevertheless, large boiler fuel users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply disruptions. Such events, though rare, may require the Company to shift its gas-fired generation to alternative fuel sources, such as fuel oil, to the extent it has the capability to burn those alternative fuels. Currently, the Company anticipates that its alternative fuel capability, combined with its solid-fuel generation resources, are adequate to meet its fuel needs during any temporary interruption of natural gas supplies.

Coal and Lignite Supply

     The majority of the coal for Rodemacher Unit 2 is purchased from mines in Wyoming under a long-term contract expiring in 2007 with Jacobs Ranch Coal Company (formerly owned by Kerr-McGee Coal Corporation). The contract has been modified under price reopener procedures which were initiated in early 1997. The pricing structure under the modified contract has been defined through mid 2002. Provisions for pricing and terms can be renegotiated under a contract reopener provision in early 2002. After purchasing a given annual quantity of base coal (approximately 500,000 tons in 1998), the Company has the right to purchase coal from third parties in the spot market through competitive bidding.

     The coal for Rodemacher Unit 2 is transported under a long-term rail transportation contract with the Union Pacific Railroad (Union Pacific). In 1997, Union Pacific began experiencing operating problems which resulted in reduced volumes delivered to the unit. Union Pacific increased volumes being delivered to Rodemacher Unit 2 in January and February of 1999, indicating that Union Pacific is recovering. The Company's coal inventory at Rodemacher Unit 2 is currently above its desired minimum level. Based on Union Pacific's improved performance and its anticipated delivery schedule of future coal shipments, management does not expect that Rodemacher Unit 2 operations will need to be curtailed due to insufficient fuel supply. The Company continuously monitors this situation.

     Substantially all of the lignite used to fuel Dolet Hills Unit 1 is obtained under two long-term agreements. The Company and Southwestern Electric Power Company (SWEPCO), each a 50% owner of Dolet Hills Unit 1, have entered into agreements pursuant to which each acquired an undivided 50% interest in the other's leased and owned lignite reserves in northwestern Louisiana. The Company and SWEPCO have also entered into a long-term agreement expiring in 2011 with the Dolet Hills Mining Venture (DHMV) for the mining and delivery of such lignite reserves. These reserves are expected to provide a substantial portion of the fuel requirements for the projected operating life of Dolet Hills Unit 1. The Company's minimum annual purchase requirement is 1,187,500 tons. The price of lignite delivered pursuant to the agreement is a base price per ton, subject to escalation based on certain inflation indices, plus specified "pass-through" costs. Additional spot lignite may be obtained through competitive bidding. For information regarding the Company's legal proceedings against the DHMV, see "Legal Proceedings" in Part I of this Report.

     Additionally, the Company and SWEPCO have entered into a long-term agreement expiring in 2011 with Red River Mining Co., a joint venture of the North American Coal Corporation and Phillips Coal Company, which provides for base contract purchases and spot purchases of lignite. The Company's minimum annual purchase requirement is 275,000 tons. The base lignite price under the contract is a base price per MMMBtu, subject to escalation, plus certain "pass-through" costs, while the spot lignite price is determined through competitive bidding.

     The continuous supply of coal and lignite from the mining sources described above may be subject to interruption due to adverse weather conditions or other factors which may disrupt mining operations or transportation. At December 31, 1998, the Company's coal inventory at Rodemacher Unit 2 was approximately 69,801 tons (about a 34-day supply), and the Company's lignite inventory at Dolet Hills Unit 1 was approximately 160,507 tons (about a 28-day supply).

Oil Supply

     The Company stores fuel oil as an alternative fuel source. Rodemacher Power Station has storage capacity for an approximate 75-day supply and other generating stations have storage capacity totaling about a 20-day supply. However, in accordance with the Company's current fuel oil inventory practices, at December 31, 1998, the Company had between 5 to 10 days supply of fuel oil stored at its generating stations. During 1998, no barrels of fuel oil were burned.

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

                                                     SALES (MILLION KWH)
                                       1998                1997                 1996
                                       ----                ----                 ----
Residential                           3,230               2,838                2,723
Commercial                            1,529               1,393                1,338
Industrial                            2,518               2,467                2,369
Other retail                            555                 533                  526
Sales for resale                        402                 311                  291
                                        ---                 ---                  ---
    Total sales to regular customers  8,234               7,542                7,247

Short-term sales to other utilities      76                 157                  330
                                         --                 ---                  ---
    Total kilowatt-hour sales         8,310               7,699                7,577
                                      =====               =====                =====

     The Company's 1998 system peak demand occurred in August and was 1,627,000 kilowatts. Sales and peak demand are affected and influenced by weather and are generally highest during the summer air-conditioning and winter heating seasons. For information concerning the financial effects of seasonal demand on the Company's quarterly operating results, see Note O to the Consolidated Financial Statements on page 31 of the 1998 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

     The Company expects the peak demand on the system to grow at a compound annual rate of approximately 2.1% over the next five years. The Company's capacity reserve margin for 1998 was 5.0%. To meet the Company's capacity reserve margin for 1999, the Company has purchased 120 megawatt (MW) of firm capacity and transmission service for the summer months of June through September and another 35 of non-firm capacity. The Company believes it can meet its anticipated growth in customer demand by purchasing the needed capacity on the wholesale market. Future capacity needs may be met by continuing to purchase power on the wholesale market, adding capacity to existing power plants or building new power plants. Currently, management is pursuing the construction of a new power plant to be owned by an affiliated company. See Note M to the Consolidated Financial Statements of the 1998 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

     No customer accounted for 10% or more of the Company's revenues in 1998. Additional information regarding the Company's sales and revenues is set forth in "Results of Operations" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 3 through 5 of the 1998 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

CONSTRUCTION AND FINANCING

     For information on the Company's construction program, financing and related matters, see "Financial Condition" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 7 through 11 of the 1998 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

SABINE TEXICAN PIPELINE ACQUISITION

     On August 1, 1998, Cleco Energy, LLC (Energy), a joint venture between the Company and Covenant Energy Corporation of Houston, purchased all of the capital stock of Sabine Texican Pipeline Company (Sabine) of Lufkin, Texas . Sabine is an energy company engaged in the exploration, production, gathering, marketing and transmission of natural gas. Energy paid the sole shareholder of Sabine $2.5 million and gave him a 13% equity interest in Energy. Sabine has approximately $24.3 million in assets, $7 million in current liabilities and $7.1 million in long term debt. The acquisition added 415 miles of gathering and transmission pipeline in Texas and Louisiana, serving wholesale customers, as well as oil and gas producing properties in West Texas. After the acquisition of Sabine, the Company has a 44.37% equity interest and a 51% voting interest in Energy. For information regarding the Company's commitment to provide credit support to the venture, see "Financial Condition -- Cash Generation and Cash Requirements" in "Management's Discussion and Analysis of Results of Operations and

Financial Condition" on page 8 of the 1998 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

                     REGULATORY AND ENVIRONMENTAL MATTERS

RATES

     Retail electric operations of the Company are subject to the jurisdiction of the LPSC with respect to rates, standards of service, accounting and other matters. The Company is also subject to the jurisdiction of the FERC with respect to certain aspects of its electric business, including rates for wholesale service, interconnections with other utilities, and the transmission of power. Periodically, the Company has sought and received increases in base rates from both the LPSC and the FERC to cover increases in operating costs and costs associated with additions to generation, transmission and distribution facilities.

     The Company's electric rates include a fuel and purchased power cost adjustment clause which enables the Company to adjust rates for monthly fluctuations in the cost of fuel and short-term purchased power. Pretax income from certain off-system sales to other utilities is passed on to customers through a reduction in fuel cost adjustment billing factors. Fuel costs and fuel adjustment billing factors are approved by the LPSC and the FERC. These cost adjustments are based on costs from earlier periods which can result in over- or under-recovery for the period in which the adjustment is made. Any over- or under-recovery is corrected by an adjustment in later periods. As of December 31, 1998, the net accumulated liability for over-recovery on sales subject to the LPSC's jurisdiction was approximately $4.6 million.

     The LPSC elected in 1993 to review the earnings of all electric, gas, water and telecommunications utilities regulated by it to determine whether the returns on equity of these companies may be higher than returns that might be awarded in the current economic environment. In 1996, the LPSC approved a settlement of the Company's earnings review, providing the Company's customers with lower electricity rates phased in through two base rate reductions. The first rate decrease, of $3 million annually, was effective November 1, 1996, with a second decrease, of an additional $2 million annually, effective January 1, 1998. The terms of this settlement are effective for a five-year period. In February 1999, the Company and the LPSC came to an agreement to extend the period for an additional three years and transfer the assets of the CPS to an affiliate of the Company. For information regarding the Company's agreement, see Note M to the Consolidated Financial Statements on page 31 of the 1998 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference

     During the approximate eight-year period, which began November 1, 1996 and extends to 2004, a rate stabilization plan was also placed in effect. This plan allows the Company to retain all earnings equating to a regulatory return on equity up to and including 12.25% on its regulated utility operations. Any earnings which result in a return on equity over 12.25%, up to and including 13%, will be shared equally between the Company and its customers, which effectively allows the Company the opportunity to realize a regulatory rate of return of up to 12.625%. Any earnings above 13% will be refunded fully to customers.

     During the eight-year period, the Company's regulatory return on equity will be reviewed each year by the LPSC. If the Company's regulatory return on equity in any given year requires a refund to customers, the refund will be made in the form of billing credits during the months of July, August and September following the evaluation period. The Company's 1998 revenues were reduced by a $4.8 million provision for expected customer refunds under this plan.

     During the eight-year period, the Company has the right to apply for a rate increase if a significant event affecting its earnings would justify it, such as regulatory or economic changes, major storm damage or other unforeseen circumstances. During the period, the Company may also propose for LPSC consideration any revenue-neutral rate design changes it determines to be appropriate, such as revenue redistribution among customer classes. During the period, the LPSC may amend or modify any of the settlement's terms should the LPSC determine changes are warranted by the public interest.

FRANCHISES

     The Company operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state regulation. These franchises are for fixed terms, which vary from 10 years to 50 years. In the past, the Company has been substantially successful in the timely renewal of franchises as each reaches the end of its term and expires.

     A number of parishes have attempted in recent years to impose franchise fees on retail revenues earned within the unincorporated areas the Company serves. If the parishes are ultimately successful, taxes other than income taxes could increase substantially in future years.


INDUSTRY DEVELOPMENTS

     Technological improvements in recent years have somewhat lessened the historical barriers to entry in the electric utility industry and have set in motion statutory and regulatory changes aimed at increased competition in this industry. Federal and state legislation and new regulatory initiatives designed to restructure electricity markets will likely produce even greater competition at both wholesale and retail levels in the future. The LPSC is investigating whether retail choice is in the best interest of Louisiana electric utility customers. The Company and other existing and potential Louisiana electric industry participants filed testimony in the LPSC's investigation of electric industry restructuring during 1997 and 1998. During 1997, the Louisiana legislature also considered, but did not enact, legislation regarding restructuring of the electric utility industry within the State, but instead, deferred consideration of the issues to the LPSC. The LPSC held a number of hearings on different approaches to restructuring during 1998 and is expected to reach a conclusion in 1999 on whether restructuring is in the public interest. The Company expects the customer choice debate and related issues to continue in legislative and regulatory bodies in 1999. At this time, management cannot predict whether any legislation or regulation will be enacted or adopted during 1999 and, if enacted or adopted, what form such legislation or regulation would take.

     In general, Louisiana enjoys relatively low rates for electricity. Industry restructuring presents the possibility that rates could move closer to the national average, meaning possible higher prices for Louisiana's small consumers. With this in mind, the Company has proposed a plan to the LPSC that would protect the rates of small consumers and allow retail choice for larger commercial and industrial customers no later than the year 2000. While management believes too rapid a course to restructuring could result in higher electricity prices for small consumers; it also believes that a clear plan by the LPSC to restructure the electric industry in Louisiana, and especially to afford retail choice to relatively large customers, will provide needed additions to generation supplies in Louisiana. To protect small consumers against higher prices, management does support for the most part, the cautious approach to industry restructuring taken by the LPSC. The increasingly competitive environment presents the opportunity to supply electricity to new customers, as well as the risk of losing existing customers. Management believes the Company is a reliable, low-cost provider of electricity and, as such, is currently positioned to compete effectively in a restructured electric marketplace.

WHOLESALE ELECTRIC COMPETITION

     The Energy Policy Act, enacted by Congress in 1992, significantly changed U.S. energy policy, including regulations governing the electric utility industry. The Energy Policy Act allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. The Energy Policy Act prohibits FERC-ordered retail wheeling (I.E., opening up electric utility transmission systems to allow customer choice of energy suppliers at the retail level), including "sham" wholesale transactions. Further, under the Energy Policy Act, a FERC transmission order requiring a transmitting utility to provide wholesale transmission services must include provisions generally permitting the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services, including any enlargement of the transmission system and any associated services.

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

     On April 24, 1996, the FERC issued Order No. 888, a final rule requiring open access transmission by all public utilities that own, operate or control transmission lines. All of these utilities must now provide nondiscriminatory open access transmission services that are comparable to transmission services that the utilities provide themselves. The Company's open access transmission tariff was approved by the FERC in a settlement with affected parties on November 26, 1997. Utilities must take transmission service for their own wholesale transactions under the terms and conditions of their open access tariffs. In addition, Order No. 888, as amended, provides for the full recovery from a utility's departing customers of wholesale stranded costs to the extent such costs were prudently incurred to serve wholesale customers and would go unrecovered if those customers use open access transmission service and move to another electricity supplier. The Order, as amended, also allows customers under existing wholesale sales contracts to seek FERC approval to modify their contracts on a case-by-case basis.

     The Company has three wholesale customers under firm sales agreements, which represented 0.9% of its sales to regular customers for the twelve months ended December 31, 1998. Management cannot predict what effects, if any, Order No. 888, as amended, may have on wholesale prices in the Company's service area.

     Wholesale energy markets, including the market for wholesale electric power, have been competitive and are becoming even more so as the number of participants in these markets increases as a result of enactment of the Energy Policy Act and the regulatory activities of the FERC. The Company competes to make sales of electric power at wholesale with other public utilities, cogenerators, qualified facilities in other forms and power marketing companies. Power marketers often do not own transmission or generation facilities, but compete in the wholesale market by buying electricity from utilities and other generators and reselling the electricity at market-based rates. Many such power marketers now transact business in all regions of the country.

     In recent years, the Company has been successful in competing to make wholesale sales within its service territory, including sales to the city of Alexandria and a full requirements sale to the city of St. Martinville. Sales under the St. Martinville agreement, which is subject to the jurisdiction of the FERC, began in May 1995 and represent an approximate 13 MW load. Sales to St. Martinville provide additional base revenues, net of facility payments, of about $4 million over the term of the agreement, which extends through December 2000. This contract was challenged in 1993 by the previous supplier, Louisiana Energy and Power Authority (LEPA), as well as the city of Lafayette and the American Public Power Association, with assertions of preferential, discriminatory and predatory pricing. An initial decision of the FERC's presiding administrative law judge (ALJ) in February 1995 rejected LEPA's arguments. Under FERC procedures, LEPA filed a brief requesting the FERC to revise the initial decision. During 1998, the initial decision was upheld by the FERC. A subsequent court decision also upheld the decision by the ALJ.

RETAIL ELECTRIC COMPETITION

     Currently the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service is obtained through the aforementioned long-term, nonexclusive franchises. The LPSC uses a "300 foot rule" for determining the supplier for new customers. The application of this law has led to competition with neighboring utilities for retail customers at the borders of the Company's service areas. The Company also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications. The Company could experience some competition for electric sales to industrial customers in the form of cogeneration or from independent power producers. However, the Company believes that its rates, and the quality and reliability of its service, place it in a favorable competitive position in current retail markets.

     In December 1997, the LPSC Staff made a recommendation to the LPSC that restructuring of the retail electric market in Louisiana could be in the public interest if solutions for key issues were determined and properly implemented. This recommendation was based upon preliminary findings in the LPSC electric restructuring investigation in Docket U-21453. The LPSC accepted the recommendation and directed the Staff to further investigate the issues. The LPSC held a series of six separate hearings in Docket U-21453 during 1998 to receive input from interested parties, including the utilities that it regulates, and to investigate alternative courses of action in electric restructuring. The Company has participated actively in these proceedings by offering alternative plans to implement electric restructuring and expects to continue doing so. The State of Louisiana has not yet adopted any retail electric competition or restructuring legislation. However, it is expected that the LPSC will make a report to the legislature in 1999 and that retail electric competition or restructuring legislation will be considered during the 1999 regular session of the Louisiana legislature.

LEGISLATIVE AND REGULATORY CHANGES AND MATTERS

     Various federal and state legislative and regulatory bodies are considering a number of issues in addition to those discussed above that will shape the future of the electric utility industry. Such issues include deregulation of retail electricity sales; the ability of electric utilities to recover stranded costs; the repeal or modification of the Holding Company Act; the unbundling of vertically integrated electric utility companies into separate business segments or companies (I.E., generation, transmission, distribution and retail energy service); the role of electric utilities, independent power producers and competitive bidding in the construction and operation of new generating capacity; and the pricing of transmission service on an electric utility's transmission system. The Company is unable, at this time, to predict the outcome of such issues or their effect on the Company's financial position, results of operations or cash flows.

     For information on certain regulatory matters and regulatory accounting affecting the Company, see "Financial Condition -- Regulatory Matters" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 10 and 11 of the 1998 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

ENVIRONMENTAL QUALITY

     The Company is subject to numerous laws and regulations administered by federal, state and local authorities to protect the environment. These statutory and regulatory provisions impose various substantive requirements, the violation of which may result in substantial fines and penalties. Environmental requirements continue to increase as a result of new legislation, administrative actions and judicial interpretations. Therefore, the precise future effects of existing and potential requirements are difficult to determine. During 1998, the Company's capital expenditures related to environmental compliance were about $1.0 million, due largely to the modification of a sludge landfill site at one of the Company's generating stations. Expenditures related to environmental compliance are estimated to total approximately $1.5 million in 1999.

AIR QUALITY

     The State of Louisiana regulates emissions from each of the Company's generating units through regulations issued by the Air Quality Division (AQD) of the Louisiana Department of Environmental Quality (LDEQ). In addition, the AQD implements certain programs initially established by the federal Environmental Protection Agency (EPA). The AQD establishes standards of performance or requires permits for certain generating units in Louisiana. All of the Company's generating units are subject to these requirements.

     The federal Clean Air Act Amendments of 1990 (the Act) established a regulatory program to address the effects of acid rain and imposed restrictions on sulfur dioxide (SO(2)) emissions from certain generating units. The Act essentially requires that utilities, like the Company, must hold a regulatory "allowance" for each ton of SO(2) emitted beginning in the year 2000. The EPA is required to allocate a set number of allowances to each affected unit based on its historic emissions. After the initial allocation, the Company requested an adjustment to the allowance allocation for Rodemacher Unit 2 because of an extended outage of the unit during one of the years used in the EPA's calculation. Because the final allowance allocation did not reflect the requested adjustment, the Company filed a petition for judicial review of the EPA's action on May 21, 1993, in the United States Court of Appeals for the District of Columbia Circuit. In October 1995, the EPA signed a settlement agreement in which it agreed to give Rodemacher Unit 2 the additional allowances requested. In December 1996, the EPA published proposed changes to the Acid Rain Program that would grant Rodemacher Unit 2 the additional allowances. In June 1998, the proposed changes were made final.


     The Act also requires the EPA to revise nitrogen oxides (NO(x)) emission limits for existing coal-fired boilers. In November 1996, the EPA finalized rules lowering the NO(x) emission rate for certain boilers, including Rodemacher Unit 2 and Dolet Hills Unit 1. Under this rule, Rodemacher Unit 2 and Dolet Hills Unit 1 would have to meet this new emission rate by January 1, 2000. The rule also allows an option to "early elect," that is, achieve compliance with a less restrictive NO(x) limit beginning January 1, 1997. The Company exercised this option in December 1996. Early election protects the Company from any further reductions in the NO(x) permitted emission rate until 2008.
Rodemacher Unit 2 and Dolet Hills Unit 1 were in compliance with the NO(x) early election limits in 1997 and 1998 and are expected to continue to be in compliance in 1999 without undergoing significant capital improvements. Significant future reductions in NO(x) emission limits may require modification of burners or other capital improvements at either or both of the units.

WATER QUALITY

     The Company has received from the EPA all National Pollutant Discharge Elimination System (NPDES) permits required under the Clean Water Act for discharges from its four generating stations. NPDES permits have fixed dates of expiration, and the Company has applied for renewal of these permits within the applicable time periods. The Office of Water Resources of the LDEQ requires facilities which discharge wastewater into Louisiana waters to be permitted under the Louisiana Pollution Discharge Elimination System (LPDES). The Company has applied for and received LPDES permits for its four generating stations.

     In 1996, the LDEQ was granted authority to administer the federal NPDES program in Louisiana. The NPDES permit is substantially similar to the LPDES permit, and eventually LDEQ has stated its intention to merge the two into a single LPDES permit. Until then, all data required by the NPDES permit and the LPDES permit are reported to the LDEQ.

SOLID WASTE DISPOSAL

     The Solid Waste Division (SWD) of the LDEQ has adopted regulations and a permitting system for the management and disposal of solid waste generated by electric utilities. The Company has received all required permits from the SWD for the on-site disposal of solid waste generated at its generating stations and is in the process of repermitting its solid waste disposal facilities under recently revised rules. The Company has received approval of an alternate liner system for the Dolet Hills landfill facility that will satisfy the requirements of the rules.

HAZARDOUS WASTE GENERATION

     The Company produces certain wastes at its four generating stations and at other locations that are classified as hazardous. The Hazardous Waste Division of the LDEQ regulates these wastes and has issued identification numbers to the sites where such wastes are produced. The Company does not treat, store or dispose of these wastes on-site; therefore, no permits are required. All hazardous wastes produced by the Company are disposed of at federally permitted hazardous waste disposal sites.

TOXICS RELEASE INVENTORY

     The Toxics Release Inventory (TRI) is a part of the Emergency Planning and Community Right to Know Act and is administered by the EPA. The TRI is an annual reporting requirement for industrial facilities on about 650 substances they release into air, water and land. The TRI ranks companies based on how much of a particular substance they release on a state level and a parish (county) level. On May 1, 1997, the EPA added seven new industry groups to the TRI, including electric utility facilities. Before the 1997 additions, the Company was exempt from the reporting requirements of the TRI. Now the Company must submit TRI reports on its 1998 activities by July 1, 1999. Sometime after, the TRI will be made public knowledge and the rankings will be published. The rankings do not result in any federal or state penalties, but may result in adverse public perceptions of the Company. Management is aware of the potential adverse effects and is currently taking steps to mitigate the situation.

ELECTRIC AND MAGNETIC FIELDS

     The possibility that exposure to electric and magnetic fields (EMFs) emanating from electric power lines, household appliances and other electric devices may result in adverse health effects or damage to the environment has been a subject of current public attention. The Company funds research on electric and magnetic fields through various organizations. The scientific research conducted to date concerning the effects of EMFs has not led to any definitive results; however, such research is continuing. Lawsuits have arisen in several states against electric utilities and others alleging that the presence or use of electric power transmission and distribution lines has an adverse effect on health and/or property values.

                                  OTHER EVENTS

HOLDING COMPANY FORMATION

     At the October 23, 1998 meeting of the Cleco Board of Directors, the directors approved a proposal to reorganize the Company into a public utility holding company structure. The proposed holding company structure would create a parent company that would include several subsidiaries, one of which would contain the Company's generation, transmission and distribution electric utility operations neccessary to serve its traditional retail and wholesale customers. Another subsidiary, Cleco Midstream Resources LLC, would operate the Company's competitive electric generation, oil and natural gas production, energy and generating fuel procurement and natural gas pipeline businesses. A third subsidiary, Cleco Services LLC, would sell utility support services related to distribution and retail service to municipal governments, rural electric cooperatives and investor-owned electric companies.

     Under the terms of the proposal, the newly organized holding company would become the owner of all of the Company's outstanding common and preferred stock and existing Company common and preferred shareholders would exchange their Company stock for stock in the holding company. The proposal received LPSC approval on December 18, 1998, and FERC approval on January 29, 1999. The proposal is subject to approval by the Company's shareholders. Approval will be requested from the Company's shareholders in connection with the 1999 Annual Meeting of Shareholders. See the Company's 1999 Notice of Annual Meeting of Shareholders and Proxy Statement, dated March 25, 1999, incorporated by reference.

ITEM 2.  PROPERTIES

     All of the Company's electric generating stations and all other electric operating properties are located in the State of Louisiana. The Company also has an interest in gas gathering and transmission pipelines located in Texas and Louisiana and oil and gas producing properties in Texas. The Company considers all of its properties to be well maintained, in good operating condition and suitable for their intended purposes.

ELECTRIC GENERATING STATIONS

     As of December 31, 1998, the Company either owned or had an ownership interest in four steam electric generating stations and a gas turbine with a combined electric generating capacity of 1,693,000 kilowatts. For additional information regarding the Company's generating facilities, see "Electric Operations -- Power Generation" in Item 1 of this Report.

ELECTRIC SUBSTATIONS

     As of December 31, 1998, the Company owned 82 transmission substations and 303 distribution substations.

ELECTRIC LINES

     As of December 31, 1998, the Company's transmission system consisted of approximately 67 circuit miles of 500 kilovolt (kV) lines; 454 circuit miles of 230 kV lines; 648 circuit miles of 138 kV lines; and 21 circuit miles of 69 kV lines. The Company's distribution system consisted of approximately 2,155 circuit miles of 34.5 kV lines and 11,956 circuit miles of other lines.

OIL AND GAS RELATED

     As of December 31, 1998, the Company had an ownership interest in 415 miles of gas gathering and transmission pipeline in Texas and Louisiana as well as oil and gas producing properties in Texas. For additional information, see Note K to the Consolidated Financial Statements of the 1998 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference. Through a wholly-owned subsidiary, the Company also owns gas pipeline laterals connecting its gas-fired generating plants to gas transmission pipelines near the plants.


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

     Currently, the Company is receiving annually a minimum delivery of 1,187,500 tons under the LMA. Since the late 1980s, additional spot lignite deliveries have been obtained through competitive bidding from DHMV and another lignite supplier. In 1998, the Company and SWEPCO received deliveries which approximated 28% of the annual lignite consumption at the Dolet Hills Unit 1 from the other lignite supplier.

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

     At a November 5, 1998 scheduling conference, the Court set the Federal Court Suit for trial beginning November 15, 1999. A discovery cut-off date of August 15, 1999 has also been established.

     On January 8, 1999, the Company and SWEPCO filed an amended complaint in the Federal Court Suit seeking, among other things, a termination of the LMA after trial based on DHMV's breach of the contract. It is expected that DHMV will deny all such claims of breach.

     The Company and SWEPCO will continue to aggressively prosecute the claims against DHMV and defend against the counterclaims which DHMV has asserted. The Company and SWEPCO continue to pay DHMV for lignite delivered pursuant to the LMA. Normal day-to-day operations continue at the Dolet Hills Mine and Dolet Hills Unit 1. Although the ultimate outcome of this litigation cannot be predicted at this time, based on information currently available to the Company, management does not believe that the counterclaims asserted by the DHMV in the Federal Court Suit will have a significant adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the executive officers of the Company, their positions held, five-year employment history, ages and years of service as of December 31, 1998, are presented below. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

                                                        POSITION AND FIVE-YEAR
NAME OF EXECUTIVE                                         EMPLOYMENT HISTORY
-----------------                                         ------------------
Gregory L. Nesbitt........     President and Chief Executive Officer since April 1993; President and Chief Operating Officer from April 1992 to April 1993;
                               Executive Vice President and Chief Operating Officer from July 1991 to April 1992; Executive Vice President from January 1988 to July
                               1991. (Age 60; 18 years of service)

David M. Eppler...........     Executive Vice President and Chief Operating Officer since July
                               1997;  Executive Vice President from January 1997 to July 1997; Vice
                               President-Power Supply and Energy Transmission from July 1995 to
                               January 1997; Vice President-Finance from October 1993 to July 1995;
                               Vice President and Treasurer from July 1987 to October 1993.  (Age
                               48; 17 years of service)

Thomas J. Howlin..........     Senior Vice President-Financial Services and Chief Financial Officer
                               since July 25, 1997; Vice President-Finance and Chief Financial
                               Officer from July 14, 1997 to July 25, 1997.  Vice President and
                               Chief Financial Officer of TransAmerican Natural Gas Corporation
                               from April 1995 to March 1997; Director of Financial Activity,
                               Business Development for Detroit Edison Company from January 1994 to
                               March 1995.  (Age 50; 1 year of service)

Catherine C. Powell.......     Senior Vice President-Employee and Corporate Services since July
                               1997; Vice President-Employee and Corporate Services from July 1995 to July 1997;  Vice President-Human Resources from October 1993 to
                               July 1995;  General Manager-Human  Resources from August 1993 to
                               October 1993; Administrator-Compensation from May 1991 to August
                               1993.  (Age 43; 7 years of service)




Darrell J. Dubroc.........     Vice President-Generation Services since July 1997; General
                               Manager-Wholesale Merchant Operations from July 1996 to July 1997;
                               Manager-Regulatory Affairs and Business Development from March 1995 to July 1996;  Manager-Contracts and Business Development from July
                               1994 to March 1995;  Director-Contracts and Business Development from
                               October 1993 to July 1994.  (Age 37; 13 years of service)

Jeffrey W. Hall...........     Vice President-Retail Energy Services since July 1997; General
                               Manager-Customer Revenue from July 1996 to July 1997;  Manager-Public
                               Affairs from October 1995 to July 1996;  Regional Manager-Customer
                               Services from October 1993 to October 1995; Manager-Customer
                               Services, Opelousas from May 1991 to October 1993; Manager-Customer
                               Services, Mansfield from May 1983 to May 1991.  (Age 47; 17 years of service)

Mark H. Segura............     Vice President-Distribution Services since July 1997; General
                               Manager-Distribution Services from July 1996 to July 1997;
                               Manager-Stores and Transformer Management from October 1993 to July
                               1996; Supervisor-Distribution Engineering from June 1991 to October
                               1993.  (Age 40; 14 years of service)

Robert A. Pulaski.........     Controller since April 1998; Manager-Internal Audit from October
                               1993 to April 1998; Manager-Plant and Area Accounting from December
                               1985 to October 1993. (Age 41; 14 years of service)

Michael P. Prudhomme......     Secretary-Treasurer since January 1994; Secretary from October 1993 to January 1994; Vice President-Customer Services from May 1985 to
                               October 1993. (Age 55; 29 years of service)

Carla D. Boothe...........     Assistant  Corporate  Secretary since July 1998;  Lead
                               Accountant-Payroll & Payables from November 1997 to July 1998;
                               Accountant-Payroll & Payables from November 1996 to November 1997;
                               Systems Accountant, U.S. Department of Agriculture from December
                               1992 to November 1996. (Age 34; 2 years of service)

                                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS

     The Company's common stock is listed for trading on the New York Stock Exchange (NYSE) and the Pacific Stock Exchange. The following table sets forth high and low sales prices for the Company's common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 1998 and 1997.

                                            1998                                          1997
                                            ----                                          ----
                             HIGH            LOW          DIVIDEND         HIGH           LOW           DIVIDEND
                             ----           ----         ---------         ----           ----          --------
First Quarter                $34-9/16       $30-1/4        $0.395          $28            $26            $0.385
Second Quarter               $34-3/4        $29            $0.405          $28-1/8        $24-3/4        $0.395
Third Quarter                $33-7/8        $28-5/8        $0.405          $28-7/16       $25-13/16      $0.395
Fourth Quarter               $36-1/8        $32-7/8        $0.405          $33-1/8        $25-9/16       $0.395

     Subject to the prior rights of the holders of the respective series of the Company's preferred stock, such dividends as determined by the board of directors of the Company may be declared and paid on the common stock from time to time out of funds legally available therefor. The provisions of the Company's charter applicable to preferred stock and certain provisions contained in the debt instruments of the Company under certain circumstances restrict the amount of retained earnings available for the payment of dividends by the Company. The most restrictive covenant requires that common shareholders' equity be not less than 35% of total capitalization, including short-term debt. At December 31, 1998 approximately $111,325,000 of retained earnings were not restricted. On January 22, 1999 the Company's Board of Directors declared a quarterly dividend of $0.405 per share, which dividend was paid on February 15, 1999 to common shareholders of record on February 1, 1999.

     As of February 23, 1999, there were 10,470 holders of record of the Company's common stock, and the closing price of the Company's common stock as reported on the NYSE Composite Tape was $28 5/8 per share.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth in "Selected Financial Data" on page 1 of the 1998 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this Report. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto set forth on pages 14 through 31 of the 1998 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 2 through 11 of the 1998 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                           MARKET RISK

     For information concerning the quantitative and qualitative disclosures about market risk see "Financial Risk Management" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" of the 1998 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information set forth on pages through of the 1998 Annual Report to Shareholders is incorporated herein by reference; such information is filed as
Exhibit 13 to this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth (i) under "Proposal Number 2 -- Election of Three Class II Directors" on pages 27 and 28 of, and (ii) under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 32 of the Company's definitive Proxy Statement dated March 25, 1999, filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (1999 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" on pages 19 and 20 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth (i) under the subcaption "Organization and Compensation of the Board of Directors" under the caption "Proposal Number 2 -- Election of Three Class II Directors" on pages 29 and 30 of, and (ii) under the caption "Executive Compensation" on pages 33 through 34 of the 1999 Proxy Statement (excluding the information required by paragraphs (k) and (l) of Item 402 of Regulation S-K) is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information set forth (i) under the caption "Security Ownership of Directors and Management" on pages 31 and 32 of, and (ii) under the caption "Security Ownership of Certain Beneficial Owners" on page 47 of the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Proposal Number 2 -- Election of Three Class II Directors" on pages 27 and 28 of the 1999 Proxy Statement is incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                     1998 ANNUAL
                                                                                    FORM 10-K         REPORT TO
                                                                                  ANNUAL REPORT     SHAREHOLDERS
                                                                                  -------------     ------------
   14(a)(1)     Consolidated Statements of Income for the years ended
                    December 31, 1998, 1997 and 1996                                                     16

                Consolidated Balance Sheets at December 31, 1998 and 1997                                17

                Consolidated Statements of Cash Flows for the years ended
                    December 31, 1998, 1997 and 1996                                                     18

                Consolidated Statements of Changes in Common Shareholders'
                    Equity for the years ended December 31, 1998, 1997 and
                    1996                                                                                 19

                Notes to Consolidated Financial Statements                                               20

                Report of Independent Accountants                                                        38

   14(a)(2)     Financial Statement Schedules

                Report of Independent Accountants                                         38

                Schedule II - Valuation and Qualifying Accounts                           39

                Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto.

   14(a)(3)     List of Exhibits

The Exhibits designated by an asterisk are filed herewith. The Exhibits not so designated have been previously filed with the SEC Commission and are incorporated herein by reference. The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

                                                             SEC FILE OR       REGISTRATION
                                                             REGISTRATION       STATEMENT       EXHIBIT
                  EXHIBITS                                      NUMBER           OR REPORT       NUMBER
                  --------                                      ------           ---------       ------
  3(a)      Restated Articles of Incorporation of the         1-5663            10-Q(3/92)       3
              Company dated as of July 24, 1989,
              as amended through April 24, 1998
  3(b)      Amended and Restated Bylaws of the                1-5663            10-Q(3/97)       3
              Company, as amended to April 25, 1997
  4(a)(1)   Indenture of Mortgage dated as of July 1,         1-5663            10-K(1997)       4(a)(1)
              1950, between the Company and First
              National Bank of New Orleans, as Trustee
  4(a)(2)   First Supplemental Indenture dated as             1-5663            10-K(1997)       4(a)(2)
              of October 1, 1951, to Exhibit 4(a)(1)
  4(a)(3)   Second Supplemental Indenture dated as            1-5563            10-K(1997)       4(a)(3)
              of June 1, 1952, to Exhibit 4(a)(1)
  4(a)(4)   Third Supplemental Indenture dated as             1-5563            10-K(1997)       4(a)(4)
              of January 1, 1954, to Exhibit 4(a)(1)
  4(a)(5)   Fourth Supplemental Indenture dated as            1-5563            10-K(1997)       4(a)(5)
              of November 1, 1954, to Exhibit 4(a)(1)
  4(a)(6)   Tenth Supplemental Indenture dated as             1-5663            10-K(1986)       4(a)(11)
              of September 1, 1965, to Exhibit 4(a)(1)
  *4(a)(7)  Eleventh Supplemental Indenture dated
              as of April 1, 1969, to Exhibit 4(a)(1)
  4(a)(8)   Eighteenth Supplemental Indenture dated as        1-5663            10-K(1993)       4(a)(8)
              of December 1, 1982, to Exhibit 4(a)(1)
  4(a)(9)   Nineteenth Supplemental Indenture dated as        1-5663            10-K(1993)       4(a)(9)
              of January 1, 1983, to Exhibit 4(a)(1)
  4(a)(10)  Twenty-Sixth Supplemental Indenture dated as      1-5663            8-K(3/90)        4(a)(27)
              of  March 15, 1990, to Exhibit 4(a)(1)
  4(b)      Indenture between the Company and Bankers         33-24896          S-3(10/11/88)    4(b)
              Trust Company, as Trustee, dated as of
              October 1, 1988
  4(b)(1)   Agreement Appointing Successor Trustee dated      333-02895         S-3(4/26/96)     4(a)(2)
              as of April 1, 1996 by and among Central
              Louisiana Electric Company, Inc., Bankers
              Trust Company and The Bank of New York
   4(c)     Trust Indenture (The Industrial Development       1-5663            10-K(1991)       4(i)
              Board of the Parish of Rapides, Inc.
              (Louisiana) Adjustable Tender Pollution
              Control Revenue Refunding Bonds, Series 1991)
              dated as of May 1, 1991, between The Industrial
              Development Board of the Parish of Rapides, Inc.
              and First National Bank of Commerce




                                                             SEC FILE OR       REGISTRATION
                                                             REGISTRATION       STATEMENT       EXHIBIT
                  EXHIBITS                                      NUMBER           OR REPORT       NUMBER
                  --------                                      ------           ---------       ------
  4(c)(1)   First Supplemental Trust Indenture (The           1-5663            10-K(1994)       4(e)(1)
              Industrial Development Board of the Parish
              of Rapides, Inc. (Louisiana) Adjustable
              Tender Pollution Control Revenue Refunding
              Bonds, Series 1991) dated as of May 1, 1993,
              between The Industrial Development Board of
              the Parish of Rapides, Inc. and First National
              Bank of Commerce, relating to Exhibit 4(c)
  4(d)      Refunding Agreement (The Industrial               1-5663            10-Q(6/91)       10(a)
              Development Board of the Parish of Rapides,
              Inc. (Louisiana) Adjustable Tender Pollution
              Control Revenue Refunding Bonds, Series
              1991) dated as of May 1, 1991, between the
              Company and The Industrial Development
              Board of the Parish of Rapides, Inc.
  4(e)      Trust Indenture (Parish of DeSoto, State of       1-5663            10-K(1991)       4(k)
              Louisiana Adjustable Tender Pollution Control
              Revenue Refunding Bonds, Series 1991A) dated
              as of May 1, 1991, between Parish of DeSoto,
              State of Louisiana and First National Bank of
              Commerce
  4(e)(1)   First Supplemental Trust Indenture (Parish        1-5663            10-K(1994)       4(g)(l)
              of DeSoto, State of Louisiana
              Adjustable Tender Pollution Control
              Revenue Refunding Bonds, Series 1991A) dated
              as of May 1, 1993, between the Parish of DeSoto,
              State of Louisiana and First National Bank of
              Commerce, relating to Exhibit 4(e)
  4(f)      Refunding Agreement (Parish of DeSoto,            1-5663            10-Q(6/91)       10(b)
              State of Louisiana Adjustable Tender Pollution
              Control Revenue Refunding Bonds, Series 1991A)
              dated as of May 1, 1991, between the Parish of
              DeSoto, State of Louisiana and the Company
  4(g)      Trust Indenture (Parish of DeSoto, State of       1-5663            10-K(1991)       4(m)
              Louisiana Adjustable Tender Pollution
              Control Revenue Refunding Bonds, Series 1991B)
              dated as of May 1, 1991, between the Parish of
              DeSoto, State of Louisiana and First National
              Bank of Commerce
  4(g)(1)   First Supplemental Trust Indenture (Parish        1-5663            10-K(1994)       4(i)(1)
              of DeSoto, State of Louisiana Adjustable
              Tender Pollution Control Revenue Refunding
              Bonds, Series 1991B) dated as of May 1, 1993,
              between the Parish of DeSoto, State of
              Louisiana and First National Bank of Commerce,
              relating to Exhibit 4(g)




                                                             SEC FILE OR       REGISTRATION
                                                             REGISTRATION       STATEMENT       EXHIBIT
                  EXHIBITS                                      NUMBER           OR REPORT       NUMBER
                  --------                                      ------           ---------       ------
  4(h)      Refunding Agreement (Parish of DeSoto,            1-5663            10-Q(6/91)       10(c)
              State of Louisiana Adjustable Tender Pollution
              Control Revenue Refunding Bonds, Series 1991B)
              dated as of May 1, 1991, between the Parish of
              DeSoto, State of Louisiana and the Company
  4(i)      $100,000,000 Credit Agreement                     1-5663            10-Q(6/95)       4
              dated as of June 15, 1995, among the
              Company,  certain Banks parties thereto,
              and The Bank of New York, as Agent
  4(j)      $80,000,000 364 Day Credit                        1-5663            10-Q(3/98 )      4
              Agreement dated  August 28, 1998 between
              Bank of New York and the Company
**10(a)     1990 Long-Term Incentive Compensation Plan        1-5663            1990 Proxy       A
                                                                                Statement (4/90)
**10(b)     1981 Incentive Stock Option Plan                  1-5663            10-K(1992)       10(i)
**10(c)     Participation Agreement, Annual Incentive
              Compensation Plan
**10(d)     Deferred Compensation Plan for Directors          1-5663            10-K(1992)       10(n)
**10(e)(1)  Supplemental Executive Retirement Plan            1-5663            10-K(1992)       10(o)(1)
**10(e)(2)  Form of Supplemental Executive Retirement         1-5663            10-K(1992)       10(o)(2)
              Plan Participation Agreement between the
              Company and the following officers:
              Gregory L. Nesbitt, David M. Eppler,
              Catherine C. Powell, Darrell J. Dubroc and
              Thomas J. Howlin
**10(f)     Form of Executive Severance Agreement between     1-5663            10-K(1995)       10(f)
              the Company and the following officers:
              Gregory L. Nesbitt, David M. Eppler,
              Catherine C. Powell, Darrell J. Dubroc and
              Thomas J. Howlin.
  10(h)(1)  Term Loan Agreement dated as of April 2, 1991,    1-5663            10-Q(3/91)       4(b)
              among the 401(k) Savings and Investment Plan
              ESOP Trust, the Company, as Guarantor, the
              Banks listed therein and The Bank of New York,
              as Agent




                                                             SEC FILE OR       REGISTRATION
                                                             REGISTRATION       STATEMENT       EXHIBIT
                  EXHIBITS                                      NUMBER           OR REPORT       NUMBER
                  --------                                      ------           ---------       ------
  10(h)(2)  Assignment and Assumption Agreement, effective    1-5663            10-Q(3/91)       4(c)
              as of May 6, 1991, between The Bank of New York
              and the Canadian Imperial Bank of Commerce,
              relating  to Exhibit 10(h)(1)
  10(h)(3)  Assignment and Assumption Agreement dated as of   1-5663            10-K(1991)       10(y)(3)
              July 3, 1991, between The Bank of New York
              and Rapides Bank and Trust Company in
              Alexandria, relating to Exhibit 10(h)(1)
  10(h)(4)  Assignment and Assumption Agreement dated as of   1-5663            10-K(1992)       10(bb)(4)
              July 6, 1992, among The Bank of New York,
              CIBC, Inc. and Rapides Bank and Trust Company
              in Alexandria, as Assignors, the 401(k)
              Savings and Investment Plan ESOP Trust, as
              Borrower, and the Company, as Guarantor,
              relating to Exhibit 10(h)(1)
  10(i)     Reimbursement Agreement (The Industrial           1-5663            10-K(1997)       10(i)
              Development Board of the Parish of Rapides,
              Inc. (Louisiana) Adjustable Tender Pollution
              Control Revenue Refunding Bonds, Series
              1991) dated as of October 15, 1997, among the
              Company, various financial institutions, and
              Westdeutsche Landesbank Gironzentiale,
              New York Branch, as Agent
  10(i)(1)  Remarketing Agreement (The Industrial             1-5663            10-Q(9/94)       10(a)
              Development Board of the Parish of Rapides,
              Inc. (Louisiana) Adjustable Tender Pollution
              Control Revenue Refunding Bonds, Series 1991)
              dated as of July 19, 1994, between the
              Company and PaineWebber Incorporated
  10(i)(2)  Tender Agreement (The Industrial Development      1-5663            10-K(1991)       10(z)(2)
              Board of the Parish of Rapides, Inc.
              (Louisiana) Adjustable Tender Pollution
              Control Revenue Refunding Bonds, Series
              1991) dated as of May 1, 1991, among First
              National Bank of Commerce, as Trustee, the
              Company, The First National Bank of Chicago,
              as Tender Agent and Registrar, Smith Barney,
              Harris Upham & Co. Incorporated, as Remarketing
              Agent, and Swiss Bank Corporation, as Bank
  10(i)(3)  Amendment No. 1 to Reimbursement Agreements       1-5663            10-K(1994)       10(p)(3)
              (The Industrial Development Board of the
              Parish of Rapides, Inc. (Louisiana) Adjustable
              Tender Pollution Control



                                                             SEC FILE OR       REGISTRATION
                                                             REGISTRATION       STATEMENT       EXHIBIT
                  EXHIBITS                                      NUMBER           OR REPORT       NUMBER
                  --------                                      ------           ---------       ------
              Revenue Refunding Bonds, Series 1991, 1991A
              and 1991B) dated as of December 9, 1994, among
              the Company, various financial institutions,
              Swiss Bank Corporation, New York Branch, as
              Issuer of the Letters of Credit, and Swiss
              Bank Corporation, New York Branch, as Agent,
              relating to Exhibits 10(i), 10(j) and 10(k)
  10(j)     Reimbursement Agreement (Parish of DeSoto,        1-5663            10-K(1997)       10(j)
              State of Louisiana Adjustable Tender Pollution
              Control Revenue Refunding Bonds, Series
              1991A) dated as of October 15, 1997, among the
              Company, various financial institutions, and
              Westdeutsche Landesbank Gironzentiale,
              New York Branch, as Agent
  10(j)(1)  Remarketing Agreement (Parish of DeSoto,          1-5663           10-Q(9/94)       10(b)
              State of Louisiana Adjustable Tender
              Pollution Control Revenue Refunding Bonds,
              Series 1991A) dated as of July 19, 1994,
              between the Company and PaineWebber
              Incorporated
  10(j)(2)  Tender Agreement (Parish of DeSoto, State of      1-5663            10-K(1991)       10(aa)(2)
              Louisiana Adjustable Tender Pollution Control
              Revenue Refunding Bonds, Series 1991A) dated as
              of May 1, 1991, among First National Bank of
              Commerce, as Trustee, the Company, The
              First National Bank of Chicago, as Tender Agent
              and Registrar, Smith Barney, Harris Upham &
              Co. Incorporated, as Remarketing Agent, and
              Swiss Bank Corporation, as Bank
  10(k)     Reimbursement Agreement (Parish of DeSoto,        1-5663            10-K(1997)       10(k)
              State of Louisiana Adjustable Tender
              Pollution Control Revenue Refunding Bonds,
              Series 1991B) dated as of October 15, 1997,
              among the Company, various financial
              institutions, and Westdeutsche Landesbank
              Gironzentiale, New York Branch, as Agent
  10(k)(1)  Remarketing Agreement (Parish of DeSoto, State of 1-5663            10-Q(9/94)       10(c)
              Louisiana Adjustable Tender Pollution Control
              Revenue Refunding Bonds, Series 1991B) dated as
              of July 19, 1994, between the Company and
              PaineWebber Incorporated
  10(k)(2)  Tender Agreement (Parish of DeSoto, State of      1-5663            10-K(1991)       10(bb)(2)
              Louisiana Adjustable Tender Pollution Control
              Revenue Refunding Bonds, Series 1991B) dated
              as of May 1, 1991, among First National
              Bank of Commerce,




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
              and Salomon Brothers Inc, Merrill Lynch & Co.,
              Smith Barney Inc. and First Chicago Capital
              Markets, Inc. dated as of December 12, 1996
  10(m)     401(k) Savings and Investment Plan ESOP           1-5663            10-K(1997)       10(m)
              Trust Agreement dated as of August 1, 1997,
              between UMB Bank, N.A. and the Company
  10(m)(1)  First Amendment to 401(k) Savings and Investment  1-5663            10-K(1997)       10(m)(1)
              Plan ESOP Trust Agreement dated as of
              October 1, 1997, between UMB Bank, N.A. and
              the Company
* 11        Computation of Net Income Per Common Share
* 12        Computation of Earnings to Fixed Charges and
              Earnings to Combined Fixed Charges and Preferred
              Stock Dividends
* 13        Management's Discussion and Analysis of Financial
              Condition and Results of Operations, Consolidated
              Financial Statements and Notes and Report of
              Independent Accountants
* 21        Subsidiaries of the Registrant
* 23        Consent of Independent Accountants
* 24        Power of Attorney from each Director of the
              Company whose signature is affixed to this
              Form 10-K for the year ended December 31, 1998
* 27        Financial Data Schedule UT

14(b)  Reports on Form 8-K

     During the three-month period ended December 31, 1998, the Company filed no Current Reports on Form 8-K.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
Cleco Corporation

Our audits of the consolidated financial statements referred to in our report dated January 27, 1999 appearing on page 38 of the 1998 Annual Report to Shareholders of Cleco Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP


New Orleans, Louisiana
January 27, 1999

                                 CLECO CORPORATION
                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       Years ended December 31, 1998, 1997 and 1996
                                      (In thousands)



----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
         COL. A                             COL. B            COL. C            COL. D           COL. E


                                                            ADDITIONS          UNCOLLECTIBLE
                                          BALANCE AT        CHARGED TO         ACCOUNTS         BALANCE AT
                                          BEGINNING         COSTS AND          WRITE-OFFS,      END
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS      OF PERIOD         EXPENSES           LESS RECOVERIES  OF PERIOD (1)
Year Ended December 31, 1998                  $  684           $1,069          $  942           $  812
Year Ended December 31, 1997                  $  681           $  770          $  767           $  684
Year Ended December 31, 1996                  $  538           $  887          $  744           $  681


(1)  Deducted in the balance sheet.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   CLECO CORPORATION
                                                     (REGISTRANT)

                                              /s/ Gregory L. Nesbitt
                                             ---------------------------------
                                                (GREGORY L. NESBITT, CHAIRMAN
                                                AND CHIEF EXECUTIVE OFFICER)

Date:  March 17, 1999

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                                 TITLE                                                 DATE

/s/ Gregory L. Nesbitt               Chairman, Chief Executive Officer and Director          March 17, 1999
-----------------------                   (Principal Executive Officer)
(GREGORY L. NESBITT)


/s/ David M. Eppler                  President, Chief Operating Officer and Director         March 17, 1999
-----------------------
(DAVID M. EPPLER)


/s/Thomas J. Howlin                  Senior Vice President, Finance and Chief                March 17, 1999
-----------------------               Financial Officer (Principal Accounting Officer)
(THOMAS J. HOWLIN)


                                     DIRECTORS*

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

/s/ Thomas J. Howlin
---------------------------
*BY: THOMAS J. HOWLIN
    (Thomas J. Howlin, as
     Attorney-in-Fact)                                                March 17, 1999

                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    CLECO CORPORATION
                                                      (REGISTRANT)

                                             /s/ Gregory L. Nesbitt
                                             ---------------------------------
                                               (GREGORY L. NESBITT, PRESIDENT
                                               AND CHIEF EXECUTIVE OFFICER)

Date:  March 17, 1999

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                                 TITLE                                           DATE
 /s/ Gregory L. Nesbitt                    President, Chief Executive Officer and Director       March 17, 1999
---------------------------------            (Principal Executive Officer)
(GREGORY L. NESBITT)

/s/ David M. Eppler                        President, Chief Operating Officer and Director       March 17, 1999
---------------------------------
(DAVID M. EPPLER)


/s/Thomas J. Howlin                        Senior Vice President, Finance and Chief              March 17, 1999
---------------------------------          Financial Officer (Principal Accounting Officer)
(THOMAS J. HOWLIN)



                                           DIRECTORS*

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

 /s/ THOMAS J. HOWLIN
---------------------------------
*BY: THOMAS J. HOWLIN
(Thomas J. Howlin, as
 Attorney-in-fact)                                                                                March 17, 1999