Form 10-Q
period 1999-03-31
CLECO CORP
filed 1999-05-13
CIK 18672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999      Commission file number 1-5663

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

                                Yes [X] No [ ]

    As of May 3, 1999, there were 22,536,102 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                                TABLE OF CONTENTS



                                                                                     PAGE
                                                                                     ----
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements.................................................     1
                   Report of Independent Accountants.............................     2
                   Consolidated Statements of Income.............................     3
                   Consolidated Balance Sheets...................................     4
                   Consolidated Statements of Cash Flows.........................     6
                   Notes to Consolidated Financial Statements....................     7
  Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...................    11
                     Disclosure Regarding Forward-Looking Statements.............    11
                    Results of Operations........................................    11
                    Financial Condition..........................................    12
                    Repowering Project...........................................    14
                    Year 2000 Readiness Disclosure...............................    15
  Item 3.   Quantitative and Qualitative Disclosures About
                 Market Risk.....................................................    18

PART II.  OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders..................    19

  Item 5.   Other Information....................................................    19

  Item 6.   Exhibits and Reports on Form 8-K.....................................    21

SIGNATURE .......................................................................    22

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The consolidated financial statements for Cleco Corporation (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of the Company's business, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (1998 Form 10-K).

         The consolidated financial statements included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, independent accountants for the Company, whose report is included herein.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Cleco Corporation:

We have made a review of the consolidated balance sheet of Cleco Corporation as of March 31, 1999, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, cash flows and changes in common shareholders' equity for the year then ended (not presented herein); and in our report dated January 27, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.




/s/PricewaterhouseCoopers LLP


April 21, 1999

                                CLECO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)


                                                       (In thousands, except share and
                                                             per share amounts)
                                                            1999            1998
                                                        ------------    ------------
OPERATING REVENUES                                      $    121,719    $     97,210
                                                        ------------    ------------

OPERATING EXPENSES
     Fuel used for electric generation                        25,565          27,697
     Power purchased                                          33,397          12,144
     Other operation                                          15,826          14,531
     Maintenance                                               6,120           5,184
     Depreciation                                             12,390          12,040
     Taxes other than income taxes                             8,940           8,751
     Federal and state income taxes                            4,020           3,030
                                                        ------------    ------------
                                                             106,258          83,377
                                                        ------------    ------------
OPERATING INCOME                                              15,461          13,833

Allowance for other funds used during construction               187             280
Other income and expenses, net                                  (315)           (149)
                                                        ------------    ------------
INCOME BEFORE INTEREST CHARGES                                15,333          13,964

Interest charges, including amortization of
     debt expense, premium and discount                        6,988           7,178
Allowance for borrowed funds used during construction           (195)           (208)
                                                        ------------    ------------
NET INCOME                                                     8,540           6,994

Preferred dividend requirements, net                             523             526
                                                        ------------    ------------

NET INCOME APPLICABLE TO COMMON STOCK                   $      8,017    $      6,468
                                                        ============    ============

WEIGHTED AVERAGE COMMON SHARES
     Basic                                                22,508,330      22,473,749
     Diluted                                              23,877,305      23,869,017

EARNINGS PER SHARE
     Basic                                              $       0.36    $       0.29
     Diluted                                            $       0.35    $       0.29

CASH DIVIDENDS PAID PER SHARE                           $      0.405    $      0.395


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                 (In thousands)
                                                         MARCH 31, 1999   DECEMBER 31, 1998
                                                         --------------   -----------------
ASSETS

Utility and other property, plant and equipment
     Property, plant and equipment                       $    1,570,430    $    1,565,028
     Accumulated depreciation                                  (556,384)         (551,705)
                                                         --------------    --------------
                                                              1,014,046         1,013,323
     Construction work-in-progress                              101,706            76,475
                                                         --------------    --------------
         Total utility and other plant, net                   1,115,752         1,089,798
                                                         --------------    --------------

Investments and other assets                                      3,580             3,500
                                                         --------------    --------------

Current assets
     Cash and cash equivalents                                   18,423            19,457
     Accounts receivable, net                                    58,658            50,584
     Unbilled revenues                                            8,547             9,712
     Fuel inventory, at average cost                             12,991             9,725
     Materials and supplies inventory, at average cost           16,352            12,674
     Prepayments and other current assets                         2,382             1,738
                                                         --------------    --------------
         Total current assets                                   117,353           103,890
                                                         --------------    --------------

Prepayments                                                       8,527             8,293
Regulatory assets - deferred taxes                              106,541            95,199
Other deferred charges                                           32,881            30,975
Accumulated deferred federal and state income taxes             115,564            97,345
                                                         --------------    --------------

      TOTAL ASSETS                                       $    1,500,198    $    1,429,000
                                                         ==============    ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.




                            (Continued on next page)

                                CLECO CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)


                                                                            (In thousands)
                                                                   MARCH 31, 1999  DECEMBER 31, 1998
                                                                   --------------  -----------------
CAPITALIZATION AND LIABILITIES

Common shareholders' equity
Common stock, $2 par value, authorized
      50,000,000 shares, issued 22,778,554 and 22,767,754 shares
      at March 31, 1999 and December 31, 1998, respectively        $       45,557    $       45,535
Premium on capital stock                                                  113,889           113,871
Retained earnings                                                         270,143           271,019
Treasury stock, at cost, 248,328 and 281,930 shares at
      March 31, 1999 and December 31, 1998, respectively                   (5,052)           (5,734)
                                                                   --------------    --------------
                                                                          424,537           424,691
                                                                   --------------    --------------

Preferred stock, cumulative, $100 par value
      Not subject to mandatory redemption                                  29,007            29,718
      Deferred compensation related to preferred stock held by
       ESOP
          ESOP                                                            (15,629)          (16,923)
                                                                   --------------    --------------
                                                                           13,378            12,795
      Subject to mandatory redemption                                       5,680             5,680
                                                                   --------------    --------------
                                                                           19,058            18,475
                                                                   --------------    --------------

Long-term debt, net                                                       342,974           343,042
                                                                   --------------    --------------

Total capitalization                                                      786,569           786,208
                                                                   --------------    --------------

Current liabilities
      Short-term debt                                                     121,222            68,416
      Long-term debt due within one year                                   32,376            33,330
      Accounts payable                                                     37,445            61,786
      Customer deposits                                                    20,112            20,120
      Taxes accrued                                                        21,563            11,942
      Interest accrued                                                      2,125             7,340
      Accumulated deferred fuel                                             8,496             4,613
      Other current liabilities                                             3,627             3,868
                                                                   --------------    --------------
         Total current liabilities                                        246,966           211,415
                                                                   --------------    --------------

Deferred credits
      Accumulated deferred federal and state income taxes                 303,409           286,619
      Accumulated deferred investment tax credits                          27,336            27,784
      Regulatory liabilities - deferred taxes                              97,759            81,074
      Other deferred credits                                               38,159            35,900
                                                                   --------------    --------------
         Total deferred credits                                           466,663           431,377
                                                                   --------------    --------------

      TOTAL CAPITALIZATION AND LIABILITIES                         $    1,500,198    $    1,429,000
                                                                   ==============    ==============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

                                                                     (In thousands)
                                                                   1999        1998
                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                   $  8,540    $  6,994
     Adjustments to reconcile net income to net
          cash provided by (used in) operating activities
               Depreciation and amortization                        12,539      12,524
               Allowance for funds used during construction           (382)       (488)
               Amortization of investment tax credits                 (448)       (448)
               Deferred income taxes                                (1,251)        129
               Deferred fuel costs                                   3,883       1,588
               (Gain) loss on disposition of utility plant, net       (108)          2
     Changes in assets and liabilities
               Accounts receivable, net                             (8,074)      3,054
               Unbilled revenues                                     1,165       4,431
               Fuel inventory, materials and supplies               (6,944)      2,680
               Accounts payable                                    (24,340)    (27,380)
               Customer deposits                                        (8)        229
               Other deferred accounts                                (392)       (200)
               Taxes accrued                                         9,621       8,125
               Interest accrued                                     (5,215)     (5,691)
               Other, net                                            5,421         859
                                                                  --------    --------
     Net cash provided by (used in) operating activities            (5,993)      6,408
                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

     Additions to utility plant                                    (37,057)    (13,509)
     Allowance for funds used during construction                      382         488
     Proceeds from sale of utility plant                                44         120
     Purchase of investments                                           (80)
                                                                  --------    --------
     Net cash used in investing activities                         (36,711)    (12,901)
                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                          239          34
     Increase in short-term debt, net                               51,852      12,575
     Retirement of long-term obligations                               (77)
     Redemption of preferred stock                                    (711)       (130)
     Dividends paid on common and preferred stock, net              (9,633)     (9,401)
                                                                  --------    --------
     Net cash provided by financing activities                      41,670       3,078
                                                                  --------    --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                           (1,034)     (3,415)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    19,457      18,015
                                                                  --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 18,423    $ 14,600
                                                                  ========    ========

Supplementary cash flow information
     Interest paid (net of amount capitalized)                    $ 12,402    $ 12,411
                                                                  ========    ========
     Income taxes paid                                            $  2,000    $  1,000
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

NOTE B.  LEGAL PROCEEDING: FUEL SUPPLY - LIGNITE

     The Company and Southwestern Electric Power Company (SWEPCO), each a 50% owner of Dolet Hills Unit 1, jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982, the Company and SWEPCO entered into a Lignite Mining Agreement (LMA) with the Dolet Hills Mining Venture (DHMV), a partnership for the mining and delivery of lignite from a portion of these reserves (Dolet Hills Mine). The LMA expires in 2011. The price of lignite delivered pursuant to the LMA is a base price per ton, subject to escalation based on certain inflation indices, plus specified "pass-through" costs.

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

     On January 8, 1999, the Company and SWEPCO filed an amended complaint in the Federal Court Suit seeking, among other things, a termination of the LMA after trial based on DHMV's breach of the contract. DHMV has answered the amended complaint and denied all claims of breach. The parties have engaged in pre-trial motion practice and are in the deposition phase of discovery.

     The Company and SWEPCO will continue to aggressively prosecute the claims against DHMV and defend against the counterclaims which DHMV has asserted. The Company and SWEPCO continue to pay DHMV for lignite delivered pursuant to the LMA. Normal day-to-day operations continue at the Dolet Hills Mine and Dolet Hills Unit 1. Although the ultimate outcome of this litigation cannot be predicted at this time, based on information currently available to the Company, management does not believe that the counterclaims asserted by DHMV in the Federal Court Suit will have a significant adverse effect on the Company's financial position or results of operations.

NOTE C.  NEW CREDIT FACILITY

       Cleco Services LLC, a wholly-owned subsidiary of the Company, entered into a $2 million credit facility on March 1, 1999 which will be used for working capital, capital expenditures, and subject to the consent of the lender, interim financing for acquisitions. This credit facility provided for borrowings at prevailing interest rates and will expire December 31, 2000. Compensating balances are not required for this facility. Commitment fees for the new facility are based on a percentage of the unused line of credit. The facility is collateralized by the assets of Cleco Services LLC, and is supported by a $1 million guarantee from the Company.

NOTE D.  DISCLOSURES ABOUT SEGMENTS

       The Company has determined that its reportable segment is based on the Company's method of internal reporting, which disaggregates its business units by regulatory jurisdiction. The Company's reportable segment is Louisiana Public Service Commission (LPSC) Jurisdictional Utility. This segment contains the revenues, expense and assets over which the LPSC may have material effect based upon state statutes. The effects include rate-making powers, determination of depreciable lives, determination of pass through cost of fuel through the fuel cost adjustment clauses, determination of prudent capital expenditures, transfers of assets, as well as the issuance of securities and incurrance of long term debt.

       The financial results of the Company's segment is presented on an accrual basis. Significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements principally involve the classification of revenue and expense between operating and other. Management evaluates the performance of its segments and allocates resources to them based on segment profit/(loss) before income taxes and preferred stock dividends. Material intersegment transactions occur on a regular basis.

       The table below presents information about the reported operating results and net assets of the Company's reportable segments.

                    For the Three Months Ended March 31, 1999
                                 (In thousands)

                                                    LPSC
                                               JUSIDICTIONAL        ALL
                                                  UTILITY          OTHER          TOTAL
                                                ------------    ------------   ------------
Operating revenues from external customers ..   $    121,719    $      1,763   $    123,482
Operating intersegment revenues .............           --      $      1,579   $      1,579
Segment profit...............................   $     12,432    $        128   $     12,560
Segment assets...............................   $  1,457,084    $    121,428   $  1,578,512

Reconciliation between segment amounts and consolidated amounts

PROFIT
Total profit on reportable segments .........   $     12,432
Other profit ................................            128
Unallocated items
    Income taxes ............................         (4,020)
    Preferred dividend requirements, net ....           (523)
    Net income to common ....................   $      8,017
                                                ============

                    For the Three Months Ended March 31, 1998
                                 (In thousands)

                                                     LPSC
                                                JUSIDICTIONAL        ALL
                                                   UTILITY          OTHER          TOTAL
                                                 ------------    ------------   ------------
Operating revenues from external customers ...   $     97,210   $      4,212   $    101,422
Operating intersegment revenues ..............   $       --     $        413   $        413
Segment profit................................   $      9,970   $         54   $     10,024
Segment assets................................   $  1,326,860   $     30,948   $  1,357,808

Reconciliation between segment amounts and consolidated amounts

PROFIT
Total profit on reportable segments              $      9,970
Other profit                                               54
Unallocated items
    Income taxes                                       (3,030)
    Preferred dividend requirements, net                 (526)
                                                 ------------
    Net income to common                         $      6,468
                                                 ============

NOTE E.  NEW ACCOUNTING STANDARD

     Periodically, the Financial Accounting Standards Board (FASB) issues Statements of Financial Accounting Standards (SFAS). These standards reflect accounting, reporting, and disclosure requirements the Company should follow in the accumulation of financial data and in the presentation of financial statements. The FASB, a nongovernmental organization, is the primary source of generally accepted accounting principles within the United States.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The effect of adopting this Statement has not been determined.

NOTE F.  SUBSEQUENT EVENT

     On May 7, 1999, the Company issued $50 million in medium term notes. The notes were issued with an interest rate of 6.52% and a maturity date of May 15, 2009. The proceeds of the notes were, or will be, used to pay down $10 million of the Company's outstanding medium term notes and otherwise to pay down its short-term commercial paper.

                                CLECO CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the 1998 Form 10-K, the financial statements and notes contained in Item 8 of the 1998 Form 10-K and the interim financial statements and notes thereto contained elsewhere in this Report.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 1999

       Net income applicable to common stock totaled $8.0 million or $0.36 per average common share for the first quarter of 1999, as compared to $6.5 million or $0.29 per average common share for the corresponding period in 1998. The following principal factors contributed to these results:

       Operating revenues for the quarter increased $24.5 million or 25% compared to the same period in 1998. This increase is primarily due to a $18.4 million increase in sales from trading activities. Also contributing to the increase in operating revenues was a $3.5 million increase in base revenues from commercial and industrial customers, and a $2.0 million increase in fuel cost recovery revenues from sales to other utilities. Partially offsetting these increases was a $1.5 million decrease in fuel cost recovery revenues from residential customers.

       Base revenues increased 7.9% over the same period in 1998. This increase is primarily the result of a $3.5 million increase in base revenues from increased kilowatt-hour sales to commercial and industrial customers. Kilowatt-hour sales to regular customers for the first quarter of 1999 improved 11.4% over the first quarter of 1998. Sales to commercial customers rose 15.4%, sales to industrial customers improved 10.3% over the first quarter in 1998. The general increase in kilowatt-hour sales can be attributed to the addition of a paper plant as a new industrial customer, above-normal additions of new commercial customers, and continued overall health of the economy in the Company's service territory.

       Fuel cost recovery revenues increased 3%, or $1.2 million, compared to the same period in 1998. Fuel cost recovery revenues from sales to utilities increased $2.0 million in relation to the same period in 1998 and was partially offset by a $1.5 million, or 10.7%, decrease in fuel cost recovery revenues from residential customers for the same period. Fuel cost recovery revenues from all other sources, including commercial and industrial customers, public authorities, and street lighting, increased $0.7 million, or 2.9%. The increase in fuel cost recovery revenues is related to higher natural gas prices and an increase in kilowatt-hour sales in the first quarter of 1999, compared to the first quarter of 1998. Changes in fuel cost have historically had no effect on net income, as fuel costs are generally recovered through a fuel cost adjustment clause that enables the Company to pass on to customers substantially all changes in the cost of generating fuel and purchased power. These adjustments are audited monthly and are regulated by the LPSC (representing about 99% of the total fuel cost adjustment) while the remaining portion, regulated by the Federal Energy Regulatory Commission (FERC), is audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

       Operating expenses increased $22.9 million, or 27.4%, during the first quarter of 1999 compared to the same period in 1998. The rise in operating expenses is primarily the result of an increase in purchased power expenses related to power marketing activities. Power marketing expenses increased $18 million compared to the same period in 1998 due to the fact that power marketing operations were not fully operational until the second quarter of 1998.

       The Company purchases power from other electric power generators when the price of the energy purchased is less than the cost to the Company of generating such energy from its own facilities, or when the Company's generating units are unable to provide electricity to satisfy the Company's load. Forty-two percent of the Company's energy requirements during the first quarter of 1999 were met with purchased power, compared to 28% for the corresponding period in 1998. The increase was caused by a scheduled major maintenance at the Dolet Hills Power Station. The power station did not produce electricity during the month of March 1999. Consequently, the Company purchased power to meet load requirements.

FINANCIAL CONDITION

Liquidity and Capital Resources

     At March 31, 1999 and 1998, the Company had $121.2 million and $61.7 million, respectively, of short-term debt outstanding in the form of commercial paper borrowing and bank loans. An existing $100 million revolving credit facility is scheduled to terminate on June 15, 2000 and an $80 million credit facility is scheduled to expire on August 27, 1999. These facilities provide support for the issuance of commercial paper and working capital needs.

Uncommitted lines of credit with banks totaling $15 million are also available to support working capital needs.

     At March 31, 1999, CLE Resources, Inc., an unregulated consolidated subsidiary of the Company, had $12.4 million of cash and temporary cash investments in securities with original maturities of 90 days or less. $10 million has been committed to provide credit support for working capital and electricity or natural gas commodity positions for Cleco Energy LLC. In addition, CLE Resources, Inc. has committed up to $25 million over a five-year period for acquisitions, strategic alliances, and investments in capital projects to be made by Cleco Energy LLC, subject to the satisfaction of certain conditions. Cleco Energy LLC has drawn down $2.5 million of the $25 million.

     The cost of the repowering project at the Coughlin Power Station (CPS) is estimated to be $250 million. It is anticipated that the structure of permanent financing for the project will be determined and finalized during 1999. Currently, the Company is using its commercial paper program to fund the interim needs of the project. As of March 31, 1999, the Company has spent approximately $65.5 million on the project.

     On May 7, 1999, the Company issued $50 million in medium term notes. The notes were issued with an interest rate of 6.52% and a maturity date of May 15, 2009. The proceeds of the notes were, or will be, used to pay down $10 million of the Company's outstanding medium term notes and otherwise to pay down its short-term commercial paper.

Regulatory Matters - Retail Electric Competition

     The LPSC continues its deliberations over the potential of restructuring the retail electricity market in Louisiana. In February, 1999, the LPSC Staff made a recommendation to the LPSC in Docket U-21453 that restructuring of the retail electric market in Louisiana is not in the public interest. However, recognizing that restructuring in surrounding states may compel Louisiana into similar action, the Staff also recommended a series of guidelines and objectives to follow should the LPSC at some future date find restructuring to be in the public interest. In March, the LPSC deferred making a public interest determination until such time that a Louisiana-specific transition to competition plan has been fully developed. The LPSC further ordered that the Staff recommend such a plan and that it be presented to the LPSC on or before January 1, 2001. Cleco has actively participated in deregulation proceedings to this date and expects to continue to do so. Louisiana has not adopted any specific legislation on retail electric competition or restructuring, nor have any bills been introduced thus far in the 1999 Legislative session.

     On April 15, 1999, the Clinton administration introduced the federal "Comprehensive Electricity Competition Act". The Act would require nationwide implementation of retail choice of electric generation suppliers by January 1, 2003. A North American Reliability Organization would be formed, subject to oversight by FERC, to establish national reliability standards. FERC would have broad authority to address market power issues, including the authority to require the divestiture of generating assets. The proposal calls for the creation of a national public benefits charge to fund low-income, customer education and technology development programs. Generation suppliers would be required to obtain 7.5% of their resources from renewables by the year 2010. The proposed legislation would repeal the Public Utility Holding Company Act of 1935, and Section 210 of the Public Utility Regulatory Policies Act. The final outcome of the bill, its final form, and its effect on the Company's business is uncertain at this time.

Regulatory Matters - Wholesale Electric Competition

     Wholesale power markets, as regulated by the FERC, involve sales of power between power suppliers, marketers and brokers for subsequent resale to retail or end-use customers. Competition in this market has increased since the FERC mandated, through Order No. 888, as amended, open access to transmission facilities that are necessary to complete these sales. The Company, under FERC rules, has an open access transmission tariff through which it offers wholesale transmission service to other parties that is comparable to the service that it provides itself from its facilities. The Company, as a member of the Southwest Power Pool (SPP), may also provide certain specialized transmission services under an open access tariff administered by the pool, and as approved by the FERC. In recent years, the Company has purchased a part of its power requirements from the wholesale market when it is economical to do so or when the Company's generating units are unable to provide electricity to satisfy the Company's load. In this role, the Company has also been a purchaser of open access transmission service from other parties, and expects to continue to do so in the immediate future.

     In early April, Entergy Corporation and its subsidiaries proposed to FERC the creation of the country's first for-profit regional transmission organization (RTO), commonly called a transco. Unique to Entergy's proposal is its request to transfer all its transmission assets to a fully independent and incentive-driven transmission company. This transco would control, operate and maintain all member transmission assets as well as plan for the region's transmission needs. Entergy is asking FERC for a declaratory order on its proposal by July 31, 1999. Entergy officials have also expressed an interest in including other regional companies participating in this transco.

     As a part of the Clinton administration's proposed restructuring bill, FERC would see a clarification and expansion of its authority. The bill reaffirms FERC Order No. 888, as amended. It also authorizes the agency to order establishment of RTOs, and to order a transmitting utility to relinquish control over operation of its transmission facilities to such an entity. The final outcome of the bill, its final form, and its effect on the Company's business is uncertain at this time.

REPOWERING PROJECT

       In July 1998, the Company's Board of Directors approved the construction of a 750-megawatt repowering project (Project) to be implemented at CPS. The Project will use three new natural gas-fueled combustion turbine generators and three related heat recovery system generators to repower two existing units at CPS.

       It is anticipated that the Project's generation capacity and energy will be available to the regional wholesale market at competitive market rates. The degree to which the output of CPS will be sold and delivered to the Company and to unaffiliated purchasers, as well as the terms and conditions of such sales, remains to be determined by commercial negotiations and in related regulatory proceedings before the LPSC and FERC, all of which are expected to be concluded by the end of the first quarter of 2000.

       One of the Company's subsidiaries, Cleco Evangeline LLC, will own and operate the Project. The total cost of the Project is expected to be $250 million and is scheduled to be completed and in service by June 1, 2000. As of March 31, 1999, the Company has spent approximately $65.5 million on the Project, which is currently being funded through the Company's commercial paper program. Permanent financing for the Project has not yet been determined and is expected to be finalized during 1999. Implementation of the Project is subject to approval by the LPSC and FERC. In February 1999, the LPSC approved the transfer of the existing CPS assets out of the LPSC regulated rate base of the Company into Cleco Evangeline LLC. The actual transfer is expected to occur in the fourth quarter of 1999, or in the first quarter of 2000. In return for the approval of the asset transfer, the Company agreed to extend the terms of its 1996 rate settlement with the LPSC for an additional three years, to the year 2004. The agreement also requires the Company to hold harmless its ratepayers from negative impacts resulting from the removal of the generating assets from the rate base. In return, the Company is authorized to transfer the assets at their net book value of approximately $10 million.

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

     The Company is aware of the issues surrounding Y2K and the problems that may occur and has put into action a plan to address these issues. The Company is aware that the Y2K problem may affect both internal information technology (IT) and non-IT systems. IT systems consist of software programs such as the operating system, spreadsheets, accounting and other programs. Non-IT systems refer to embedded technology such as micro controllers found in computers and other hardware systems. The Company has divided the IT and non-IT systems into two categories: mission critical and non-mission critical. Mission critical systems are those that would affect the health and safety of the public by causing a disruption in supplying electricity. Non-mission critical systems are those that would not cause a disruption in supplying electricity, but may still have a material, negative impact on the liquidity and financial condition of the Company. The following tables show the initiatives, the completion percentage of the various stages and an estimated completion date for the mission critical systems:

                            MISSION CRITICAL SYSTEMS

                                                                                           ESTIMATED
                           PLANNING-                                                       DATE OF
    INITIATIVES           ASSESSMENT     CORRECTION         TESTING       IMPLEMENT       COMPLETION
Distribution                 100%            100%             100%           100%            N/A
Generation                   100%             82%              82%            82%         June 1999
IT Services*                 100%             95%              81%            81%        Sept. 1999
Transmission                 100%            100%             100%            20%         June 1999

* IT Services includes business applications and telecommunications.

The description of the stages are:

Planning-Assessment:         Develop a project plan, compile a complete list of
                             affected systems, and prepare a detailed technical plan.

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

     Internal systems are not the only ones that may have a material effect on the Company. Institutions external to the Company, such as vendors and customers, may also impact the Company's operations if their systems are not Y2K compliant. Vendors could impact the Company by their inability to deliver goods and services required by the Company to operate. Customers could impact the Company by their inability to operate, reducing the sale of power, or their inability to pay the Company for the power consumed. The Company has decided to address this issue by identifying major vendors and customers and sending surveys to discover their level of Y2K compliance. Major vendors are defined as those that provide critical goods or services to the Company, or those that provide critical components to the Company (such as fuel suppliers and financial institutions). Major customers are identified as those customers that are at the greatest risk of being impacted by the Y2K problem and are large consumers of power (mainly industrial and commercial customers). To date, the surveys to the major vendors have been sent out and the requested responses have been received. Efforts will continue in soliciting responses from others, with any required contingency plans being completed by the end of the third quarter. The surveys to major customers are in the process of being reviewed and their state of readiness is being monitored. The projected completion date of system surveys of external parties is expected to be December 1999.

     The Company's cost to address its Y2K problem is currently estimated at $1.4 million, with approximately $1.1 million expended so far. The remaining $0.3 million is expected to be spent before July, 1999. The expenses associated with Y2K are being funded through cash flows from operations. Only a nominal amount of the Y2K budget is being expended on hardware. Most of the budget is being expended in software. The Company's overall IT operating budget for the year ended December 31, 1999 is approximately $11 million, however, the bulk of the Y2K expenses were budgeted and expended by the various departments that were affected by Y2K issues.

     At this point in time, management has not engaged any firm, nor does it plan to engage any firm, to perform an independent verification and validation of the Company's Y2K readiness. However, the Company's independent auditing firm has been engaged to review the readiness process being followed. Their review was completed in February and a summary of their findings relative to the process is expected soon, but the firm will not issue an opinion on Y2K readiness.

     The Company has been reporting to the LPSC on a quarterly basis starting in 1998. Also, monthly reports are sent to the SPP, which summarizes their member's reports and forwards them to the North American Electric Reliability Council
(NERC). The U.S. Department of Energy receives its reporting from the NERC. The Company is in full compliance with the NERC reporting requirements, is planning to participate in the two planned NERC system tests, and is conforming with the NERC contingency planning requirements for the electrical system.

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

     A worst case scenario would be the entire SPP grid collapsing due to the lack of available power. Management believes the Company is capable of disconnecting from the SPP grid and restarting its power generation stations. However, other regional grids may also collapse, which in turn could cause a disruption in the supply of fuel or critical parts. During a possible disruption, the Company would have to rely on its inventory of fuel and critical parts. The Company keeps approximately a 30-day supply of coal at the two coal-fired plants, which are considered the Company's base load plants. If deliveries of fuel were interrupted for more than 30 days or if certain critical parts should fail, the Company's ability to generate power would be severely curtailed.

     The Company has contingency plans for mission critical systems against normal operating hazards such as major storms or fires. These plans were designed to minimize the impact to customers by providing alternatives and solutions to possible adverse conditions. These plans are required by several oversight agencies, such as the LPSC and the NERC. The existing contingency plans were reviewed and evaluated by the Company's staff to find out if they adequately addressed possible failures due to Y2K noncompliance. Plan amendments have been proposed but not yet finalized. The amendments are expected to be finalized before December, 1999.

     At present, the Company does not have a contingency plan in place to specifically cover the non-mission critical Y2K issues. However, management is continually monitoring the progress of each initiative. In the third quarter of 1999, management will evaluate the reasonableness of the projected completion dates and at that time determine if a contingency plan is required. As of the date of this filing, management reasonably expects the completion of the initiatives in a timely manner; thus, a contingency plan is not believed to be required.

CONSTRAINTS ON PURCHASED POWER

     The Company is constrained as to the amount of purchased power it can bring into its system. Because of the location of the system, virtually all power purchased by the Company for native load must pass through the electric transmission system of another large electric utility to bring the purchased power into the Company's system. Demand on the transmission system of this other electric utility has constrained the amount of available transmission capacity available to the Company to transport power for our customer load. Additional generation by the Company's units is used to offset these transmission constraints during peak usage. However, in future years, the Company may not have enough generation or transmission capacity to import purchased power to meet native load demand. Management plans to address the issue by repowering CPS through a wholly-owned affiliate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market risk inherent in the Company's market risk sensitive instruments and positions is the potential change arising from increases or decreases in the short, medium and long term interest rates and the commodity price of electricity traded on the Into Entergy exchange. Generally, the Company's market risk sensitive instruments and positions are characterized as "other than trading". The Company's exposure to market risk represents an estimate of possible changes in the fair value or future earnings that would occur assuming possible future movements in the interest rates and the commodity price of electricity. The market risk estimates have not materially changed from those disclosed in the Company's 1998 Form 10-K, herein incorporated by reference.

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of Shareholders of the Company will be held on May 14, 1999.


ITEM 5.  OTHER INFORMATION

COAL AND LIGNITE SUPPLY

     The majority of the coal for Rodemacher Unit 2 is purchased from mines in Wyoming under a long-term contract expiring in 2007 with Jacobs Ranch Coal Company (formerly owned by Kerr-McGee Coal Corporation). The contract has been modified under price reopener procedures which were initiated in early 1997. The pricing structure under the modified contract has been defined through mid 2002. Provisions for pricing and terms can be renegotiated under a contract reopener provision in early 2002. After purchasing a given annual quantity of base coal (approximately 500,000 tons annually), the Company has the right to purchase coal from third parties in the spot market through competitive bidding.

     The coal for Rodemacher Unit 2 is transported under a long-term rail transportation contract with the Union Pacific Railroad (Union Pacific). In 1997, Union Pacific began experiencing operating problems which resulted in reduced volumes delivered to the unit. Union Pacific increased delivery volumes to Rodemacher Unit 2 in the first quarter of 1999. The Company's coal inventory at Rodemacher Unit 2 is currently near its desired maximum level. Based on Union Pacific's improved performance and its anticipated delivery schedule of future coal shipments, management does not expect that Rodemacher Unit 2 operations will need to be curtailed due to insufficient fuel supply. The Company continuously monitors this situation.

HOLDING COMPANY FORMATION

     At the October 23, 1998 meeting of the Company's Board of Directors, the directors approved a proposal to reorganize the Company into a public utility holding company structure. The proposed holding company structure would create a parent company that would include several subsidiaries, one of which would contain the Company's generation, transmission and distribution electric utility operations necessary to serve its traditional retail and wholesale customers. Another subsidiary, Cleco Midstream Resources LLC, would operate the Company's competitive electric generation, oil and natural gas production, energy and generating fuel procurement and natural gas pipeline businesses. A third subsidiary, Cleco Services LLC, would sell utility support services related to distribution and retail service to municipal governments, rural electric cooperatives and investor-owned electric companies.

     Under the terms of the proposal, the newly organized holding company would become the owner of all of the Company's outstanding common and preferred stock and existing common and preferred shareholders of the Company would exchange their stock in the Company for stock in the holding company. The proposal received LPSC approval on December 18, 1998, and FERC approval on January 29, 1999. The proposal is subject to approval by the Company's shareholders. Approval will be requested from the Company's shareholders in connection with the 1999 Annual Meeting of Shareholders. See the Company's 1999 Notice of Annual Meeting of Shareholders and Proxy Statement, dated April 9, 1999, incorporated herein by reference.

NEW ACCOUNTING STANDARD

           Periodically, the Financial Accounting Standards Board (FASB) issues Statements of Financial Accounting Standards (SFAS). These standards reflect accounting, reporting, and disclosure requirements the Company should follow in the accumulation of financial data and in the presentation of financial statements. The FASB, a nongovernmental organization, is the primary source of generally accepted accounting principles within the United States.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The effect of adopting this Statement has not been determined.

OTHER EVENTS

       In March 1999, the Company announced its plans to buy back a portion of its common stock for use in its Employee's Stock Ownership Plan (ESOP). The buyback is a continuation of a process begun in 1991 when Cleco's ESOP was first implemented. In 1991, the Cleco Board authorized the repurchase of up to $30 million of Cleco's common stock for eventual issuance to ESOP participants when they retire or otherwise leave the Company. Since then, the Company has repurchased approximately $7 million of Cleco's common stock, leaving a balance of $23 million to repurchase for the ESOP. The previous stock repurchase took place in 1994. Cleco Corporation will continue to repurchase common stock in the future based on need or on the market price of the stock.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits


                   11 Computation of Net Income Per Common Share for the three months ended March 31, 1999

                   12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended
                            March 31, 1999

                   15 Awareness letter, dated May 13, 1999, from PricewaterhouseCoopers LLP regarding review of the unaudited interim financial statements

                   27       Financial Data Schedule

            (b)   Reports on Form 8-K

                  The Company filed a report on Form 8-K dated as of March 22, 1999 to announce its plans to repurchase up to $23 million of Cleco common stock. For more information, see "Item 5, Other Information - Other Events" above.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CLECO CORPORATION


                                                (Registrant)



                                         By: /s/ Thomas J. Howlin
                                            ---------------------------------
                                             Thomas J. Howlin
                                    Senior Vice President of Financial
                                        Services Profit Center and
                                          Chief Financial Officer
                                      (Principal Accounting Officer)

Date: May 13, 1999

                                  EXHIBIT INDEX


                 EXHIBIT
                   NO.      DESCRIPTION
                 -------    -----------
                   11       Computation of Net Income Per Common Share for the
                            three months ended March 31, 1999

                   12       Computation  of Earnings to Fixed  Charges and
                            Earnings to Combined  Fixed  Charges and  Preferred
                            Stock  Dividends for the twelve months ended
                            March 31, 1999

                   15       Awareness letter, dated May 13, 1999, from
                            PricewaterhouseCoopers LLP regarding review of the unaudited interim financial statements

                   27       Financial Data Schedule