Form 10-Q
period 1999-06-30
CLECO UTILITY GROUP INC
filed 1999-08-13
CIK 18672

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

For the quarterly period ended June 30, 1999       Commission file number 1-5663

                                       Or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                            CLECO UTILITY GROUP, INC.

                      (FORMERLY KNOWN AS CLECO CORPORATION)
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

         As of August 2, 1999, there were 22,531,870 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.



================================================================================

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements..........................................................................     1
              Report of Independent Accountants...........................................................     2
              Consolidated Statements of Income...........................................................     3
              Consolidated Balance Sheets.................................................................     5
              Consolidated Statements of Cash Flows.......................................................     7
              Notes to Consolidated Financial Statements..................................................     8
  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations
              Disclosure Regarding Forward-Looking Statements.............................................    14
              Results of Operations.......................................................................    14
              Financial Condition.........................................................................    17
  Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................    23

PART II.  OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders...........................................    25

  Item 5.   Other Information.............................................................................    26

  Item 6.   Exhibits and Reports on Form 8-K..............................................................    27

SIGNATURE ................................................................................................    28

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

         The consolidated financial statements Cleco Corporation (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of the Company's business, the results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (1998 Form 10-K).

The consolidated financial statements included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, independent accountants for the Company, whose report is included herein.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Cleco Corporation

We have reviewed the consolidated balance sheets of Cleco Corporation as of June 30, 1999, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998 and the consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. The financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


/s/ PricewaterhouseCoopers LLP


New Orleans, Louisiana
July 23, 1999

                                CLECO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30
                                   (UNAUDITED)


                                                                          (In thousands, except share and
                                                                                 per share amounts)
                                                                              1999               1998
                                                                          -------------      -------------

OPERATING REVENUES                                                        $     222,474      $     128,298
                                                                          -------------      -------------

OPERATING EXPENSES
     Fuel used for electric generation                                           28,317             34,402
     Power purchased                                                            112,294             20,620
     Other operation                                                             23,233             16,845
     Maintenance                                                                  7,743              7,615
     Depreciation                                                                12,575             11,854
     Taxes other than income taxes                                                8,793              8,639
     Federal and state income taxes                                               7,992              7,377
                                                                          -------------      -------------
                                                                                200,947            107,352
                                                                          -------------      -------------
OPERATING INCOME                                                                 21,527             20,946

Allowance for other funds used during construction                                  (71)               301
Other income and expenses, net                                                     (317)               625
                                                                          -------------      -------------
INCOME BEFORE INTEREST CHARGES                                                   21,139             21,872

Interest charges, including amortization of debt expense, premium and
     discount                                                                     6,888              7,071
Allowance for borrowed funds used during construction                                11               (221)
                                                                          -------------      -------------
NET INCOME                                                                       14,240             15,022

Preferred dividend requirements, net                                                524                531
                                                                          -------------      -------------

NET INCOME APPLICABLE TO COMMON STOCK                                     $      13,716      $      14,491
                                                                          =============      =============

WEIGHTED AVERAGE COMMON SHARES
Basic                                                                        22,531,141         22,481,365
Diluted                                                                      23,871,052         23,866,067

EARNINGS PER SHARE
Basic                                                                     $        0.61      $        0.64
Diluted                                                                   $        0.59      $        0.63

CASH DIVIDENDS PAID PER SHARE                                             $       0.415      $       0.405

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)


                                                                          (In thousands, except share and
                                                                                  per share amounts)
                                                                               1999               1998
                                                                          -------------      -------------

OPERATING REVENUES                                                        $     344,193      $     225,507
                                                                          -------------      -------------

OPERATING EXPENSES
     Fuel used for electric generation                                           53,882             62,099
     Power purchased                                                            145,692             32,764
     Other operation                                                             39,059             31,379
     Maintenance                                                                 13,863             12,799
     Depreciation                                                                24,965             23,894
     Taxes other than income taxes                                               17,733             17,389
     Federal and state income taxes                                              12,011             10,408
                                                                          -------------      -------------
                                                                                307,205            190,732
                                                                          -------------      -------------
OPERATING INCOME                                                                 36,988             34,775

Allowance for other funds used during construction                                  116                582
Other income and expenses, net                                                     (631)               478
                                                                          -------------      -------------
INCOME BEFORE INTEREST CHARGES                                                   36,473             35,835

Interest charges, including amortization of debt expense, premium and
     discount                                                                    13,877             14,248
Allowance for borrowed funds used during construction                              (184)              (429)
                                                                          -------------      -------------
NET INCOME                                                                       22,780             22,016

Preferred dividend requirements, net                                              1,047              1,057
                                                                          -------------      -------------

NET INCOME APPLICABLE TO COMMON STOCK                                     $      21,733      $      20,959
                                                                          =============      =============

WEIGHTED AVERAGE COMMON SHARES
Basic                                                                        22,518,237         22,475,719
Diluted                                                                      23,874,293         23,865,949

EARNINGS PER SHARE
Basic                                                                     $        0.97      $        0.93
Diluted                                                                   $        0.95      $        0.91

CASH DIVIDENDS PAID PER SHARE                                             $        0.82      $        0.80

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                    (In thousands)
                                                             JUNE 30, 1999   DECEMBER 31, 1998
                                                             -------------   -----------------

ASSETS

Utility and other property, plant and equipment
      Property, plant and equipment                          $  1,572,482      $  1,565,028
      Accumulated depreciation                                   (565,077)         (551,705)
                                                             ------------      ------------
                                                                1,007,405         1,013,323
      Construction work-in-progress                               125,869            76,475
                                                             ------------      ------------
          Total utility and other plant,  net                   1,133,274         1,089,798
                                                             ------------      ------------

Investments and other assets                                        3,931             3,500
                                                             ------------      ------------

Current assets
      Cash and cash equivalents                                    24,521            19,457
      Accounts receivable, net                                    112,933            50,584
      Unbilled revenues                                            21,597             9,712
      Fuel inventory, at average cost                              17,151             9,725
      Materials and supplies, inventory, at average cost           16,316            12,674
      Other current assets                                          4,633             1,738
                                                             ------------      ------------
          Total current assets                                    197,151           103,890
                                                             ------------      ------------

Prepayments                                                         8,533             8,293
Regulatory assets - deferred taxes                                144,647            95,199
Other deferred charges                                             34,545            30,975
Accumulated deferred federal and state income taxes               116,145            97,345
                                                             ------------      ------------

                 TOTAL ASSETS                                $  1,638,226      $  1,429,000
                                                             ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.



                            (Continued on next page)

                                CLECO CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)


                                                               (In thousands, except share amounts)
                                                                JUNE 30, 1999   DECEMBER 31, 1998
                                                                -------------   -----------------

                CAPITALIZATION AND LIABILITIES

Common shareholders' equity
   Common stock, $2 par value, authorized 50,000,000
      shares, issued 22,778,554 and 22,767,754 shares at
      June 30, 1999 and December 31, 1998, respectively         $     45,557      $     45,535
   Premium on capital stock                                          113,834           113,871
   Retained earnings                                                 274,521           271,019
   Treasury stock, at cost, 246,684 and 281,930 shares at
      June 30, 1999 and December 31, 1998, respectively               (5,060)           (5,734)
                                                                ------------      ------------
                                                                     428,852           424,691
                                                                ------------      ------------
Preferred stock, cumulative, $100 par value
      Not subject to mandatory redemption                             28,880            29,718
      Deferred compensation related to preferred stock held
          by ESOP                                                    (15,566)          (16,923)
                                                                ------------      ------------
                                                                      13,314            12,795
      Subject to mandatory redemption                                      0             5,680
                                                                ------------      ------------
                                                                      13,314            18,475
                                                                ------------      ------------

Long-term debt, net                                                  361,893           343,042
                                                                ------------      ------------

      Total capitalization                                           804,059           786,208
                                                                ------------      ------------

Current liabilities
      Short-term debt                                                119,993            68,416
      Long-term debt due within one year                              47,374            33,330
      Accounts payable                                                89,385            61,786
      Customer deposits                                               20,123            20,120
      Taxes accrued                                                   33,546            11,942
      Interest accrued                                                 8,078             7,340
      Accumulated deferred fuel                                        1,666             4,613
      Other current liabilities                                        4,448             3,868
                                                                ------------      ------------
          Total current liabilities                                  324,613           211,415
                                                                ------------      ------------

Deferred credits
      Accumulated deferred federal and state income taxes            341,216           286,619
      Accumulated deferred investment tax credits                     26,889            27,784
      Regulatory liabilities - deferred taxes                         97,632            81,074
      Other deferred credits                                          43,817            35,900
                                                                ------------      ------------
          Total deferred credits                                     509,554           431,377
                                                                ------------      ------------

    TOTAL CAPITALIZATION AND LIABILITIES                        $  1,638,226      $  1,429,000
                                                                ============      ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                                                          (In thousands)
                                                                       1999            1998
                                                                    ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                    $   22,780      $   22,016
      Adjustments to reconcile net income to net cash
          provided by operating activities
               Depreciation and amortization                            25,465          24,880
               Allowance for funds used during construction               (300)         (1,011)
               Amortization of investment tax credits                     (895)           (895)
               Deferred income taxes                                      (370)             55
               Deferred fuel costs                                      (2,947)         (3,196)
               (Gain) Loss on disposition of utility plant, net           (108)              2
      Changes in assets and liabilities
               Accounts receivable, net                                (61,942)        (13,523)
               Unbilled revenues                                       (11,885)           (603)
               Fuel inventory, materials and supplies                  (11,068)          2,591
               Accounts payable                                         27,599         (17,870)
               Customer deposits                                             3             161
               Other deferred accounts                                  (2,882)           (376)
               Taxes accrued                                            21,604          19,322
               Interest accrued                                            738             113
               Other, net                                               10,738           4,980
                                                                    ----------      ----------
Net cash provided by operating activities                               16,530          36,646
                                                                    ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to utility plant                                       (76,570)        (28,720)
      Allowance for funds used during construction                         300           1,011
      Sale of utility plant                                                165             186
      Purchase of investments                                             (200)           (180)
                                                                    ----------      ----------
      Net cash used in investing activities                            (76,305)        (27,703)
                                                                    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock                                             243              39
      Issuance of long-term debt                                        50,000               0
      Retirement of long-term debt                                     (10,000)        (15,000)
      Increase in short-term debt, net                                  50,621          25,830
      Redemption of preferred stock                                     (6,518)           (207)
      Dividends paid on common and preferred stock, net                (19,507)        (19,037)
                                                                    ----------      ----------
      Net cash provided by (used in) financing activities               64,839          (8,375)
                                                                    ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                5,064             568
CASH AND CASH EQUIVALENTS AT BEGINNING OF
      PERIOD                                                            19,457          18,015
                                                                    ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   24,521      $   18,583
                                                                    ==========      ==========

Supplementary cash flow information
      Interest paid (net of amount capitalized)                     $   12,798      $   13,742
                                                                    ==========      ==========
      Income taxes paid                                             $    2,000      $    1,000
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

         On January 8, 1999, the Company and SWEPCO filed an amended complaint in the Federal Court Suit seeking, among other things, a termination of the LMA after trial based on DHMV's breach of the contract. DHMV has answered the amended complaint and denied all claims of breach. The parties have engaged in pre-trial motion practice and are in the fact witness deposition phase of discovery at this time.

         Federal Court has issued a revised scheduling order which has set the Federal Court Suit for trial beginning January 31, 2000. A general discovery cut-off date of November 15, 1999 has also been established.

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

NOTE C.  ACCRUAL FOR ESTIMATED CUSTOMER CREDITS

         The Company's reported second quarter earnings reflect a $4.9 million accrual for estimated customer credits which may be required under terms of an earnings review settlement reached with the Louisiana Public Service Commission
(LPSC) in 1996. Of the $4.9 million, $1.9 million relates to the 12-month-ended September 30, 1998 cycle and the remaining $3 million relates to an increase in the estimated refund for the 12-month-ended September 30, 1999 cycle. The adjustment for the prior year's estimate of the refund for the 1998 cycle was due to the LPSC's issuance on July 23, 1999 of a report proposing a larger refund than the Company previously projected. See Note F. "Subsequent Events" for more information. The final decision from the LPSC on the amount of the refund is expected in September, 1999. The $4.9 million was recorded as a reduction in revenue due to the nature of the of the customer credits.

         The settlement reached with the LPSC in 1996, and a subsequent amendment, set the company's rates until the year 2004, and also provided for annual base rate tariff reductions of $3 million in 1997 and an additional $2 million in 1998. As part of the settlement, the Company is allowed to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers as credits on their bills all regulated earnings between 12.25% and 13% return on equity. All regulated earnings above a 13% return on equity are credited to customers. The amount of credits due customers, if any, is determined by the LPSC annually based on 12-month-ending results as of September 30 of each year. The settlement provides for such credits to be made on customers' bills the following summer.

NOTE D.  DISCLOSURES ABOUT SEGMENTS

         The Company has determined that its reportable segment is based on the Company's method of internal reporting, which disaggregates its business units by regulatory jurisdiction. The Company's reportable segment is LPSC Jurisdictional Utility. This segment contains the revenues, expense and assets over which the LPSC may have material effect based upon state statutes. The effects include rate-making powers, determination of depreciable lives, determination of the cost of fuel permitted to be passed through the fuel cost adjustment clauses, determination of prudent capital expenditures, transfers of assets, as well as the issuance of securities and incurrance of long term debt.

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

                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                 LPSC
                                              JUSIDICTIONAL      ALL
                                                UTILITY         OTHER          TOTAL
                                               ----------     ----------     ----------

Operating revenues from external customers     $  222,474     $    1,985     $  224,459

Operating intersegment revenues ..........             --     $    2,218     $    2,218

Segment profit ...........................     $   21,888     $      344     $   22,232

Segment assets ...........................     $1,630,603     $  117,161     $1,747,764

Reconciliation between segment amounts and consolidated amounts

PROFIT
Total profit on reportable segments............$   21,888
Other profit...................................       344
Unallocated items
    Income taxes...............................    (7,992)
    Preferred dividend requirements, net.......      (524)
                                               ----------
    Net income to common.......................$   13,716
                                               ==========

                    For the Three Months Ended June 30, 1998
                                 (In thousands)

                                                              LPSC
                                                          Jurisdictional       All
                                                             Utility          Other           Total
                                                           ------------     ----------     ----------

Operating revenues from external customers.............    $    128,298     $    6,389     $  134,687

Operating intersegment revenues........................    $         --     $    1,148     $    1,148

Segment profit.........................................    $     21,744     $      655     $   22,399

Segment assets.........................................    $  1,378,220     $   35,604     $1,413,824

Reconciliation between segment amounts and consolidated amounts

PROFIT
Total profit on reportable segments............................ $   21,744
Other profit...................................................        655
Unallocated items
    Income taxes...............................................     (7,377)
    Preferred dividend requirements, net.......................       (531)
                                                                ----------
    Net income to common....................................... $   14,491
                                                                ==========

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                                       LPSC
                                                                   JUSIDICTIONAL     ALL
                                                                      UTILITY       OTHER        TOTAL
                                                                    ----------     --------     --------

Operating revenues from external customers......................    $  344,193     $  3,748     $347,941


Operating intersegment revenues ................................            --     $  3,797     $  3,797

Segment profit..................................................    $   34,319     $    472     $ 34,791

Reconciliation between segment amounts and consolidated amounts

PROFIT
Total profit on reportable segments.......................   $   34,319
Other profit..............................................          472
Unallocated items
    Income taxes..........................................      (12,011)
    Preferred dividend requirements, net..................       (1,047)
                                                             ----------
    Net income to common..................................   $   21,733
                                                             ==========

                     For the Six Months Ended June 30, 1998
                                 (In thousands)

                                                   LPSC
                                               Jurisdictional    All
                                                  Utility       Other        Total
                                                  --------     --------     --------

Operating revenues from external customers...     $225,507     $ 10,601     $236,108

Operating intersegment revenues .............     $     --     $  1,561     $  1,561

Segment profit ..............................     $ 31,715     $    709     $ 32,424

Reconciliation between segment amounts and consolidated amounts

PROFIT
Total profit on reportable segments...........................   $   31,715
Other profit..................................................          709
Unallocated items
    Income taxes..............................................      (10,408)
    Preferred dividend requirements, net......................       (1,057)
                                                                 ----------
    Net income to common......................................   $   20,959
                                                                 ==========

NOTE E. ASSETS HELD FOR SALE

         Oil and gas properties held by Cleco Energy LLC, an unregulated subsidiary of the Company, have been identified as "Assets held for Sale" and are accounted for in accordance with the provisions of Emerging Issues Task Force (EITF) Consensus No. 87-11 "Allocation of Purchase Price to Assets to Be Sold". Oil and Gas Properties held for sale are reflected net of working capital and debt specifically identified with the purchase of the oil and gas properties. These properties are periodically reviewed to determine if they have been impaired. In accordance with EITF No. 87-11, a net loss of $258,768 has been excluded from the Consolidated Statement of Income for the six months ended June 30, 1999.

NOTE F.  SUBSEQUENT EVENTS

         At the October 23, 1998 meeting of the Company's Board of Directors, the directors approved a proposal to reorganize the Company into a public utility holding company structure. The proposed holding company structure would create a parent company that would include several subsidiaries, one of which would contain the Company's generation, transmission and distribution electric utility operations necessary to serve its traditional retail and wholesale customers. Another subsidiary, Cleco Midstream Resources LLC, would operate the Company's competitive electric generation, oil and natural gas production, energy and generating fuel procurement and natural gas pipeline businesses. A third subsidiary, UtiliTech Solutions (formerly Cleco Services LLC), would sell utility support services related to distribution and retail service to municipal governments, rural electric cooperatives and investor-owned electric companies.

         Under the terms of the proposal, the newly organized holding company would become the owner of all of the Company's outstanding common and preferred stock and existing common and preferred shareholders of the Company would exchange their stock in the Company for stock in the holding company. Shares of preferred stock in a series that did not approve the holding company proposal would be redeemed. The proposal received LPSC approval on December 18, 1998, and FERC approval on January 29, 1999. Approval was obtained from the Shareholders at the Annual Meeting of Shareholders. See the Company's 1999 Notice of Annual Meeting of Shareholders and Proxy Statement, dated April 9, 1999, incorporated herein by reference.

         The Holding Company structure became effective on July 1, 1999. Shares of preferred stock, subject to mandatory redemption, 4.5% Series 1955, 4.65% Series 1964, and 4.75% Series 1965 were redeemed at a cost of $5.8 million.

         On June 29, 1999, the Company filed with the LPSC a monitoring report for the September 30, 1998 cycle required by the settlement discussed in Note C, "Accrual for Estimated Customer Credits." On July 23, 1999, the LPSC responded to the monitoring report with a proposed adjustment to the monitoring report setting the Company's customer credits at $7.8 million, which was above the $4.5 million the Company reserved in 1998 for the September 30, 1998 cycle. The Company estimates that through the negotiation process, we may be able to reduce the amount of customer credits to $6.4 million for the September 30, 1998 cycle. Therefore, second quarter results reflect an accrual for customer credits of $4.9 million, of which, $1.9 million relates to the September 30, 1998 cycle and $3.0 million relates to the September 30, 1999 cycle.

         Effective August 3, 1999, an unregulated subsidiary of the Company, Cleco Midstream Resources LLC, purchased additional ownership interest in Cleco Energy LLC from the other members, bringing the subsidiary's total ownership interest from 44% to 93.63%. The total purchase price of the additional ownership interest is approximately $2.9 million in a combination of cash, assumption of debt and stock in Cleco Corporation.

                                CLECO CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Company's 1998 Form 10-K, the financial statements and notes contained in Item 8 of the Company's 1998 Form 10-K and the interim financial statements and notes thereto contained elsewhere in this Report.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1999

         Net income applicable to common stock totaled $13.7 million or $0.61 per average common share for the first quarter of 1999, as compared to $14.5 million or $0.64 per average common share for the corresponding period in 1998. The following principal factors contributed to these results:

         Operating revenues for the quarter increased $94.2 million or 73.4% compared to the same period in 1998. This increase is primarily due to a $87.6 million increase in sales from energy marketing activities. Also contributing to the increase in operating revenues was a $4.8 million increase in base revenues from sales to regular customers, and a $1.2 million increase in fuel cost recovery revenues. Partially offsetting these increases was a $4.9 million accrual for estimated customer credits.

         Sales from electric marketing activities increased $80.4 million over the same period in 1998. The increase was due to several factors. The first factor was that the electric marketing operation was not fully up and running until late in the second quarter of 1998. The second factor is that in 1998 the operations only traded in the Into Entergy market whereas in 1999, they also traded in the Cinergy market. Sales from the gas marketing activities increased $7.2 million over the same period in 1998 due to the fact that gas marketing was not taking place in 1998.

         Base revenues increased 6.8% over the same period in 1998. This increase is primarily the result of a $2.8 million increase in base revenues from increased kilowatt-hour sales to residential customers and a $1.3 million increase in sales to commercial customers. Kilowatt-hour sales to regular customers for the first quarter of 1999 improved 7.2% over the second quarter of 1998. Sales to residential customers rose 7.9% and sales to commercial customers improved 9.4% over the second quarter in 1998. The increase in kilowatt-hour sales can be attributed to the above-normal additions of new commercial customers and continued overall health of the economy in the Company's service territory.

         Fuel cost recovery revenues increased 2.6%, or $1.2 million, compared to the same period in 1998. Fuel cost recovery revenues from sales to residential and commercial customers increased $1.6 million in relation to the same period in 1998 and was partially offset by a $0.4 million, or 38%, decrease in fuel cost recovery revenues from sales to utilities for the same period. The increase in fuel cost recovery revenues is related to higher natural gas prices and an increase in kilowatt-hour sales in the second quarter of 1999, compared to the second quarter of 1998. Changes in fuel cost have historically had no effect on net income, as fuel costs are generally recovered through a fuel cost adjustment clause that enables the Company to pass on to customers substantially all changes in the cost of generating fuel and purchased power. These adjustments are audited monthly and are regulated by the LPSC (representing about 99% of the total fuel cost adjustment) while the remaining portion, regulated by the Federal Energy Regulatory Commission (FERC), is audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

         Moderating the base revenue increase was a $4.9 million accrual for estimated customer credits which may be required under terms of an earnings review settlement reached with the LPSC in 1996. Of the $4.9 million, $1.9 million was related to the 12-month-ending September 30, 1998 cycle. Three million relates to the current cycle ending September 30, 1999. The amount of credits due customers, if any, is determined by the LPSC annually based on 12-month ending results as of September 30 of each year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition - Retail Rates" in Item 7 of the 1998 Form 10-K for a discussion of the LPSC settlement.

         Operating expenses increased $93.6 million, or 87.1%, during the second quarter of 1999 compared to the same period in 1998. The rise in operating expenses is primarily the result of an increase in purchased energy expenses related to energy marketing activities. Energy marketing expenses increased $89.7 million compared to the same period in 1998 due to the fact that power marketing operations were not fully operational until the late in the second quarter of 1998 and gas marketing was not engaged until the second quarter of 1999.

         The Company purchases power from other electric power generators when the price of the energy purchased is less than the cost to the Company of generating such energy from its own facilities, or when the Company's generating units are unable to provide electricity to satisfy the

Company's load. Thirty-four percent of the Company's energy requirements during the second quarter of 1999 were met with purchased power, compared to 22% for the corresponding period in 1998. The increase was caused by a scheduled major maintenance at the Dolet Hills Power Station. The power station did not produce electricity until the month of June 1999. Consequently, the Company purchased power to meet load requirements.

For the Six Months Ended June 30, 1999

         Net income applicable to common stock totaled $21.7 million or $0.97 per average common share for the first six months of 1999, as compared to $20.9 million or $0.93 per average common share for the corresponding period in 1998. The following principal factors contributed to these results:

         Operating revenues for the quarter increased $118.7 million or 52.6% compared to the same period in 1998. This increase is primarily due to a $106.1 million increase in sales from energy marketing activities. Also contributing to the increase in operating revenues was a $9.0 million increase in base revenues from sales to regular customers, and a $2.3 million increase in fuel cost recovery revenues. Partially offsetting these increases was a $4.9 million accrual for estimated customer credits.

         Sales from electric marketing activities increased $98.9 over the same period in 1998. The increase was due to several factors. The first factor was that the electric marketing operation was not fully up and running until late in the second quarter of 1998. The second factor is that in 1998 the operations only traded in the Into Entergy market whereas in 1999, they also traded in the Cinergy market. Sales from the gas marketing activities increased $7.2 million over the same period in 1998 due to the fact that gas marketing was not taking place in 1998.

         Base revenues increased 7.3% over the same period in 1998. This increase is primarily the result of a $3.0 million increase in base revenues from increased kilowatt-hour sales to residential customers and a $2.8 million increase in sales to commercial customers. Kilowatt-hour sales to regular customers for the first six months of 1999 improved 9.1% over the second quarter of 1998. Sales to residential customers rose 4.9% and sales to commercial customers improved 11.9% over the first six months in 1998. The increase in kilowatt-hour sales can be attributed to the above-normal additions of new commercial customers, continued overall health of the economy in the Company's service territory.

         Fuel cost recovery revenues increased 2.8%, or $2.3 million, compared to the same period in 1998. Fuel cost recovery revenues from sales to commercial customers increased $1.2 million in relation to the same period in 1998 and was partially offset by a $0.7 million, or 2.3%, decrease in fuel cost recovery revenues from sales to residential customers for the same period. The increase in fuel cost recovery revenues is related to higher natural gas prices and an increase in kilowatt-hour sales in the first six months of 1999, compared to the same period of 1998. Changes in fuel cost have historically had no effect on net income, as fuel costs are generally recovered through a fuel cost adjustment clause that enables the Company to pass on to customers substantially all changes in the cost of generating fuel and purchased power. These adjustments are audited monthly and are regulated by the LPSC (representing about 99% of the total fuel cost adjustment) while the remaining portion, regulated by the Federal Energy Regulatory Commission (FERC), is audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

         Moderating the base revenue increase was a $4.9 million accrual for estimated customer credits which may be required under terms of an earnings review settlement reached with the LPSC in 1996. Of the $4.9 million, $1.9 million related to the 12-month-ending September 30, 1998 cycle. Three million relates to the current cycle ending September 30, 1999. The amount of credits due customers, if any, is determined by the LPSC annually based on 12-month ending results as of September 30 of each year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition
- Retail Rates" in Item 7 of the 1998 Form 10-K for a discussion of the LPSC settlement.

         Operating expenses increased $116.4 million, or 60.7%, during the first six months of 1999 compared to the same period in 1998. The rise in operating expenses is primarily the result of an increase in purchased energy expenses related to energy marketing activities. Energy marketing expenses increased $107.7 million compared to the same period in 1998 due to the fact that power marketing operations were not fully operational until the late in the second quarter of 1998 and gas marketing was not engaged until the second quarter of 1999.

         The Company purchases power from other electric power generators when the price of the energy purchased is less than the cost to the Company of generating such energy from its own facilities, or when the Company's generating units are unable to provide electricity to satisfy the Company's load. Thirty-five percent of the Company's energy requirements during the first six months of 1999 were met with purchased power, compared to 25% for the corresponding period in 1998. The increase was caused by a scheduled major maintenance at the Dolet Hills Power Station. The power station did not produce electricity from March 1999 to June 1999. Consequently, the Company purchased power to meet load requirements.

FINANCIAL CONDITION

Liquidity and Capital Resources

         At June 30, 1999 and 1998, the Company had $119.5 million and $60.0 million, respectively, of short-term debt outstanding in the form of commercial paper borrowing and bank loans. An existing $100 million revolving credit facility is scheduled to terminate on June 15, 2000 and an $80 million credit facility is scheduled to expire on August 27, 1999. These facilities provide support for the issuance of commercial paper and working capital needs. A new $200 million credit facility is expected to be finalized prior to the expiration of the $80 million 364-day facility. This new facility will be structured so that $120 million is for a term of 364 days and $80 million will be for a term of three years. The facility will provide for the working capital needs of the Company and its subsidiaries. Uncommitted lines of credit with banks totaling $15 million are also available to support working capital needs.

         At June 30, 1999, CLE Resources, Inc., an unregulated consolidated subsidiary of the Company, had $12.8 million of cash and temporary cash investments in securities with original maturities of 90 days or less. $10 million has been committed to provide credit support for working capital and electricity or natural gas commodity positions for Cleco Energy LLC. In addition, CLE Resources, Inc. has committed up to $25 million over a five-year period for acquisitions, strategic alliances, and investments in capital projects to be made by Cleco Energy LLC, subject to the satisfaction of certain conditions. Cleco Energy LLC has drawn down $2.5 million of the $25 million.

         The cost of the repowering project at the Coughlin Power Station (CPS) is estimated to be $250 million. It is anticipated that the structure of permanent financing for the project will be determined and finalized during 1999. Currently, the Company is using its commercial paper program to fund the interim needs of the project. As of June 30, 1999, the Company has spent approximately $89.6 million on the project.

         On May 7, 1999, the Company issued $50 million in medium term notes. The notes were issued with an interest rate of 6.52% and a maturity date of May 15, 2009. The proceeds of the notes were used to pay down $10 million of the Company's outstanding medium term notes and otherwise to pay down its short-term commercial paper.

Regulatory Matters - Retail

         The LPSC continues its deliberations over the potential of restructuring the retail electricity market in Louisiana. The LPSC has deferred making a final public interest determination. It has, however, directed LPSC Staff to develop a transition to competition plan to be presented on or before January 1, 2001. Cleco has and will continue to actively participate in these planning sessions. Louisiana has not adopted any specific legislation on retail electric competition or restructuring, and no bills were introduced in the 1999 Legislative session.

         Several restructuring bills have been introduced at the federal level. In April, the Clinton administration introduced the "Comprehensive Electricity Competition Act". This act would require nationwide implementation of retail choice of electric generation suppliers by January 1, 2003. The other most notable restructuring bill is HB 2050, introduced in June. It would require each state to implement retail choice by January 1, 2002. Both bills would have provisions for consumer protection, and various degrees of renewable generation requirements.

Regulatory Matters - Wholesale Electric Competition

         Wholesale power markets, as regulated by the FERC, involve sales of power between power suppliers, marketers, and brokers for subsequent resale to retail, or end-use customers. Competition in this market has increased since the FERC mandated, through it Order No. 888 and subsequent interpretations thereof, open access to transmission facilities that are necessary to complete these sales. The Company, under FERC rules, has an open access transmission tariff through which it offers wholesale transmission service to other parties that is comparable to the service that it provides itself from its facilities. The Company, as a member of the Southwest Power Pool, may also provide certain specialized transmission services under an open access tariff administered by the pool, and as approved by the FERC. In recent years, the Company has purchased a part of its power requirements from the wholesale market when it is economical to do so or when the Company's generating units are unable to provide electricity to satisfy the

Company's load. In this role, the Company has also been a purchaser of open access transmission service from other parties, and expects to continue to do so in the immediate future.

         In early April, Entergy proposed to FERC the creation of the country's first for-profit regional transmission organization (RTO), commonly called a transco. Unique to Entergy's proposal is its request to transfer all its transmission assets to a fully independent and incentive-driven transmission company. This transco would control, operate and maintain all member transmission assets as well as plan for the region's transmission needs. Entergy is asking FERC for a declaratory order on its proposal by July 31, 1999. Entergy officials have also expressed an interest in including other regional companies participating in this "Transco."

         Both of the proposed federal restructuring bills mentioned above would expand FERC's authority. The "Comprehensive Electricity Competition Act" reaffirms FERC Order No. 888, as amended. It also authorizes the agency to order establishment of RTOs, and to order a transmitting utility to relinquish control over operation of its transmission facility to such a entity. HB 2050 calls for the establishment of an Electric Reliability Organization under FERC jurisdiction to develop reliability standards while also empowering FERC to establish RTOs and to take actions necessary to mitigate market power.

REPOWERING PROJECT

         In July 1998, the Company's Board of Directors approved the construction of a 750-megawatt repowering project (Project) to be implemented at The Coughlin Power Station (CPS). The Project will use three new natural gas-fueled combustion turbine generators and three related heat recovery system generators to repower two existing units at CPS.

         The Company has signed a non-binding letter of intent with a third party gas supplier for a tolling arrangement. Under this arrangement, the third party gas supplier would have the right to market all the electricity produced by the plant and would be required to supply all the fuel needed to produce the power it markets. The Project would collect a processing fee for converting the gas to electricity. The final contract is still under negotiation and the final outcome may be different than the non-binding letter of intent.

         One of the Company's subsidiaries, Cleco Evangeline LLC, will own and operate the Project. The total cost of the Project is expected to be $250 million and is scheduled to be completed and in service by June 1, 2000. As of June 30, 1999, the Company has spent approximately $89.6 million on the Project, which is currently being funded through the Company's commercial paper program. Permanent financing for the Project has not yet been determined and is expected to be finalized during 1999. The Company has received all necessary approvals from the LPSC and FERC. In February 1999, the LPSC approved the transfer of the existing CPS assets out of the LPSC regulated rate base of the Company into Cleco Evangeline LLC. The actual transfer is expected to occur in the fourth quarter of 1999, or in the first quarter of 2000. In return for the approval of the asset transfer, the Company agreed to extend the terms of its 1996 rate settlement with the LPSC for an additional three years, to the year 2004. The agreement also requires the Company to hold harmless its ratepayers from negative impacts resulting from the removal of the generating assets from the rate base. In return, the Company is authorized to transfer the assets at their net book value of approximately $10 million.

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

                            MISSION CRITICAL SYSTEMS

                                                                                         ESTIMATED
                           PLANNING-                                                      DATE OF
 INITIATIVES              ASSESSMENT      CORRECTION        TESTING       IMPLEMENT      COMPLETION
 -----------              ----------      ----------        -------       ---------      ----------

Distribution                 100%            100%             100%           100%            N/A
Generation                   100%            100%              98%            98%        Sept. 1999
IT Services*                 100%             99%              90%            89%         Oct. 1999
Transmission                 100%            100%             100%           100%            N/A

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

         Internal systems are not the only ones that may have a material effect on the Company. Institutions external to the Company, such as vendors and customers, may also impact the Company's operations if their systems are not Y2K compliant. Vendors could impact the Company by their inability to deliver goods and services required by the Company to operate. Customers could impact the Company by their inability to operate, reducing the sale of power, or their inability to pay the Company for the power consumed. The Company has addressed this issue by identifying major vendors and customers and sending surveys to discover their level of Y2K compliance. Major vendors are defined as those that provide critical goods or services to the Company, or those that provide critical components to the Company (such as fuel suppliers and financial institutions). Major customers are identified as those customers that are at the greatest risk of being impacted by the Y2K problem and are large consumers of power (mainly industrial and commercial customers). All of the customers and vendors we identified as major have responded to the survey. They responded that they are aware of the importance of being Y2K compliant in a timely manner and are working to minimize the potential impact on their business. The Company will continue to monitor the Y2K readiness of its major vendors and customers and will take steps in order to minimize the impact of foreseeable failures on the part of its major vendors and customers.

         The Company's cost to address its Y2K problem is currently estimated at $1.5 million, with approximately $1.3 million expended so far. The remaining $0.2 million is expected to be spent before September 1999. The expenses associated with Y2K are being funded through cash flows from operations. Only a nominal amount of the Y2K budget is being expended on hardware. Most of the budget is being expended in software. The Company's overall IT operating budget for the year ended December 31, 1999, is approximately $11 million, however, the bulk of the Y2K expenses were budgeted and expended by the various departments that were affected by Y2K issues.

         At this point in time, management has not engaged any firm, nor does it plan to engage any firm, to perform an independent verification and validation of the Company's Y2K readiness. However, the Company's independent auditing firm was engaged to review the readiness process being followed. Their review was completed in February and a summary of their findings relative to the process has been reviewed, but the firm will not issue an opinion on Y2K readiness.

         The Company has been reporting to the LPSC on a quarterly basis starting in 1998 and on a monthly basis starting in April 1999. Also, monthly reports are sent to the SPP, which summarizes their member's reports and forwards them to the North American Electric Reliability Council (NERC). The U.S. Department of Energy receives its reporting from the NERC. The Company is in full compliance with the NERC reporting requirements and is conforming with the NERC contingency planning requirements for the electrical system. The

Company participated in one NERC planned system test in April. The test brought to light minor issues which were subsequently addressed. The Company will participate in another NERC test scheduled in September.

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

         The Company has contingency plans for mission critical systems against normal operating hazards such as major storms or fires. These plans were designed to minimize the impact to customers by providing alternatives and solutions to possible adverse conditions. These plans are required by several oversight agencies, such as the LPSC and the NERC. The existing contingency plans were reviewed and evaluated by the Company's staff to find out if they adequately addressed possible failures due to Y2K noncompliance. Plan amendments have been proposed but not yet finalized. The amendments are expected to be finalized before December 1999.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

         The market risk inherent in the Company's market risk sensitive instruments and positions is the potential change arising from increases or decreases in the short, medium and long term interest rates and the commodity price of electricity traded on the Into Entergy and the Cinergy exchanges. Generally, the Company's market risk sensitive instruments and positions are characterized as "other than trading". The Company's exposure to market risk, as discussed below, represents an estimate of possible changes in the fair value or future earnings that would occur assuming possible future movements in the interest rates and the commodity price of electricity. The market risk estimates have materially changed from those disclosed in the Company's 1998 Form 10-K, herein incorporated by reference. The changes are presented below.

Interest Rate

         As of June 30, 1999, the carrying value of the Company's long-term, fixed-rate debt was approximately $362 million. Each 0.05% change in the average interest rates applicable to such debt would result in a change of approximately $9 million in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

         As of June 30, 1999, the carrying value of the Company's short-term, variable-rate debt was approximately $119.5. Each 0.5% change in the average interest rates applicable to such debt would result in a change of approximately $0.6 million in the Company's pre-tax earnings.

         The Company is in the process of refinancing its $68.4 million in long-term, variable-rate debt with long-term, fixed-rate debt. The refinancing will also extend the life of the bonds from 19 years to 30 years. The refinancing is expected to be completed in August 1999. As a part of this refinancing, the Company entered into an interest rate lock which will fix the effective rate of the bonds at 5.663%. At the earlier of the refinancing date or September 30, 1999, the lock rate of 5.663% will be compared to the Bond Buyer Municipal Bond Index (BBI). If the lock rate is lower than the BBI, the Company will pay the counterparty the basis point difference between the lock rate and the BBI times $90,665. If the lock rate is greater than the BBI, the counterparty will pay the Company the basis point difference between the lock rate and the BBI times $90,665. At June 30, 1999, the Company would have had to pay the counterparty approximately $1 million.

Market Risks

         As of July 1, 1999, the Company adopted a holding company structure (See Notes to the Financial Statements, Note F, "Subsequent Events"). One of the subsidiaries of the

Company, Cleco Marketing and Trading LLC, will engage in marketing and trading of power and natural gas. This subsidiary will have trades that will be marked-to-market. The mark-to-market procedures may introduce more volatility in earnings than traditionally has been seen by the Company. The Company does have in place controls to help minimize the risks involved in marketing and trading. The impact to the Company has not been determined at this time.

                                     PART II

                                OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders of the Company was held on May 14, 1999, in Alexandria, Louisiana.

     (b) Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees, and all nominees listed in the Proxy Statement were elected.

     (c) The following is a tabulation of the votes cast upon each of the proposals presented at the Annual Meeting of Shareholders of the Company on May 14, 1999:

         (1) The Holding Company Proposal:

                 For                       Against                     Abstain
                 ---                       -------                     -------
             18,469,574                    323,337                     234,859

         (2) Election of Directors:

                                                                       Broker
             Class II Directors            For         Withheld       Non-Votes
             ------------------            ---         --------       ---------

             Robert T. Ratcliff          18,848,409       181,410           0
             Edward M. Simmons           18,745,227       284,592           0
             William H. Walker, Jr.      18,863,899       165,920           0

         The term of office as a director of each of Messrs. Richard B. Crowell, David M. Eppler, J. Patrick Garrett, F. Ben James, Jr., A. DeLoach Martin, Jr. and Gregory Nesbitt, and Ms. Sherian G. Cadoria continued after the meeting.

         (3) Appointment of PricewaterhouseCoopers LLP as the Company's auditors for 1999:

                                                           Broker
                For            Against       Abstain      Non-Votes
                ---            -------       -------      ---------

             18,834,200         62,000       133,619          0

ITEM 5.    OTHER INFORMATION


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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement delays the effective date until all fiscal years beginning after June 15, 2000. The effect of adopting this Statement has not been determined.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K



            (a)   Exhibits

                  11 Computation of Net Income Per Common Share for the three and six months ended June 30, 1999 and June 30, 1998

                  12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended June 30, 1999

                  15 Awareness letter, dated August 13, 1999, from PricewaterhouseCoopers LLP regarding review of the unaudited interim financial statements

                  27        Financial Data Schedule

           (b)    Reports on Form 8-K

                  During the three-month period ended June 30, 1999, the Company filed no Current Reports on Form 8-K.

                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CLECO UTILITY GROUP INC.
                                       (Formerly known as Cleco Corporation)
                                                   (Registrant)



                                       BY: /s/ Thomas J. Howlin
                                           ------------------------------------
                                                   Thomas J. Howlin
                                            Senior Vice President of Finance
                                              and Chief Financial Officer
                                              (Principal Financial Officer)

Date: August 13, 1999

                                 EXHIBIT INDEX



               Exhibit
               Number              Description
               ------              -----------

                  11 Computation of Net Income Per Common Share for the three and six months ended June 30, 1999 and June
                            30, 1998

                  12        Computation of Earnings to Fixed Charges and
                            Earnings to Combined Fixed Charges and Preferred
                            Stock Dividends for the twelve months ended June 30,
                            1999

                  15        Awareness letter, dated August 13, 1999, from
                            PricewaterhouseCoopers LLP regarding review of the unaudited interim financial statements

                  27        Financial Data Schedule