Form 10-Q
period 2003-06-30
CLECO POWER LLC; CLECO CORP
filed 2003-08-11
CIK 18672, 1089819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15759

CLECO CORPORATION
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-1445282 (I.R.S. Employer Identification No.)
2030 Donahue Ferry Road, Pineville, Louisiana (Address of principal executive offices)	71360-5226 (Zip Code)
Registrant's telephone number, including area code: (318) 484-7400

Commission file number 1-05663

CLECO POWER LLC
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0244480 (I.R.S. Employer Identification No.)
2030 Donahue Ferry Road, Pineville, Louisiana (Address of principal executive offices)	71360-5226 (Zip Code)
Registrant's telephone number, including area code: (318) 484-7400

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.

Yes x No ____

Indicate by check mark whether Cleco Corporation is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes x No ____

Indicate by check mark whether Cleco Power LLC is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ____ No x
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
Registrant	Description of Class	Shares Outstanding at July 31, 2003
Cleco Corporation	Common Stock, $1.00 Par Value	47,271,848

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

This Combined Form 10-Q is separately filed by Cleco Corporation and Cleco Power LLC.  Information contained herein relating to Cleco Power is filed by Cleco Corporation and separately by Cleco Power on its own behalf.  Cleco Power makes no representation as to information relating to Cleco Corporation (except as it may relate to Cleco Power) or any other affiliate or subsidiary of Cleco Corporation.

GLOSSARY OF TERMS

          References in this filing to "Cleco" mean Cleco Corporation and its subsidiaries, including Cleco Power LLC, and references to "Cleco Power" mean Cleco Power LLC, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing are defined below:

Abbreviation or Acronym	Definition
Acadia	Acadia Power Partners LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by Midstream and 50% owned by Calpine
APB	Accounting Principles Board
APB No. 18	APB Opinion No. 18 - The Equity Method of Accounting for Investments in Common Stock
APB No. 25	APB Opinion No. 25 - Accounting for Stock Issued to Employees
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Aquila Energy	Aquila Energy Marketing Corporation
Calpine	Calpine Corporation
CFTC	Commodity Futures Trading Commission
Cleco	Cleco Corporation and its subsidiaries, including Cleco Power LLC
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Cleco Power	Cleco Power LLC, a wholly owned subsidiary of Cleco
Consent Agreement	Stipulation and Consent Agreement, dated as of July 25, 2003, between Cleco and the FERC Staff
DIG	Derivatives Implementation Group
Dynegy	Dynegy Power Marketing, Inc.
EITF	Emerging Issues Task Force of the FASB
EITF No. 02-3	Accounting for Contracts Involved in Energy Trading and Risk Management Activities
EITF No. 98-10	Accounting for Contracts Involved in Energy Trading and Risk Management Activities
ESPP	Employee Stock Purchase Plan
Entergy	Entergy Corporation
EPA	Environmental Protection Agency
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW, natural gas-fired power plant located in Evangeline Parish, Louisiana
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 45	Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46	Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51
Hudson	Hudson SVD LLC
KBC	KBC Bank N.V.
kW	Kilowatt
kWh	Kilowatt-hour
LIBOR	London Inter-Bank Offer Rate
LPSC	Louisiana Public Service Commission
LTICP	Long-Term Incentive Compensation Plan
LTP Agreement	Long-term program parts, shop repairs, and scheduled outage services contract between Evangeline and Siemens Westinghouse Power Corporation
MACT	Maximum Achievable Control Technology
Marketing & Trading	Cleco Marketing & Trading LLC, a wholly owned subsidiary of Midstream
MAEM	Mirant Americas Energy Marketing, LP, a wholly owned subsidiary of Mirant
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco
Mirant	Mirant Corporation
MMBtu	Million British thermal units
MW	Megawatt
NOAA	National Oceanic and Atmospheric Administration
Not meaningful	A percentage comparison of these items is not statistically meaningful either because the percentage difference is greater than 1,000% or the comparison involves a positive and negative number.
Operating Agreement	Operating Agreement of Cleco Power LLC, dated December 13, 2000, amended April 26, 2002
PEH	Perryville Energy Holdings LLC
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Midstream, and its 725-MW combined-cycle, natural gas-fired power plant near Perryville, Louisiana
Perryville Tolling Agreement	Capacity Sale and Tolling Agreement between Perryville and MAEM
PUHCA	Public Utility Holding Company Act of 1935
Quanta	Quanta Services, Inc.
Registrant(s)	Cleco and Cleco Power
RFP	Request for Proposal
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC, as Agent Bank
SERC	Southeastern Electric Reliability Council
SFAS	Statement of Financial Accounting Standards
SFAS No. 58	Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 109	Accounting for Income Taxes
SFAS No. 123	Accounting for Stock-Based Compensation
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 143	Accounting for Asset Retirement Obligations
SFAS No. 144	Accounting for the Impairment or Disposal of Long-Lived Assets
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities.
SFAS No. 150	Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity
SMD	Standard market design
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
SWEPCO	Southwestern Electric Power Company
Termination Agreement	Termination Agreement, dated as of May 2, 2003, between Perryville, PEH, Cleco, MAEM, MAI, and Mirant
UtiliTech.	Utility Construction & Technology Solutions LLC
UTS.	UTS, LLC (successor entity to UtiliTech)
VAR	Value-at-risk
Westar	Westar Energy, Inc., a Kansas Corporation
Williams Energy	Williams Energy Marketing & Trading Company

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

          This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report are forward-looking statements.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants' expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants' actual results to differ materially from those contemplated in any of the Registrants' forward-looking statements:

Factors affecting utility operations such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; unanticipated changes to fuel costs, gas supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or power transmission or gas pipeline system constraints;

Impact of the bankruptcy of Mirant on the Perryville Tolling Agreement, the possible sale of Perryville to an Entergy subsidiary and Perryville's debt;

Nonperformance by and creditworthiness of counterparties under tolling and power purchase agreements and trading arrangements, or the restructuring of those agreements and arrangements, including possible termination;

Increased competition in the power environment, including effects of industry restructuring or deregulation, transmission system operation or administration, retail wheeling, or cogeneration;

Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments made under traditional regulation, the frequency and timing of rate increases, the results of periodic fuel audits, the results of RFPs, and the formation of RTOs and the implementation of SMD;

Financial or regulatory accounting principles or policies imposed by the FASB, the SEC, the Public Company Accounting Oversight Board, the FERC, the LPSC or similar entities with regulatory or accounting oversight;

Economic conditions, including inflation rates and monetary fluctuations;
Credit ratings of Cleco Corporation, Cleco Power and Evangeline;

Changing market conditions and a variety of other factors associated with physical energy and financial trading activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rate and warranty risks;

Acts of terrorism;

Availability or cost of capital resulting from changes in Cleco or Cleco Power, interest rates, and securities ratings or market perceptions of the electric utility industry and energy related industries;

Employee work force factors, including changes in key executives and work stoppages;
Legal and regulatory delays and other obstacles associated with mergers, acquisitions, capital projects, reorganizations, or investments in joint ventures;
Costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and
Changes in federal, state, or local legislative requirements, such as changes in tax laws or rates, regulating policies or environmental laws and regulations.

          All subsequent written and oral forward-looking statements attributable to the Registrants or persons acting on their behalf are expressly qualified in their entirety by the factors identified above.

         The Registrants undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO CORPORATION
PART I - FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

          The consolidated financial statements of Cleco have been prepared pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although Cleco believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with Cleco's Consolidated Financial Statements and the Notes included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002.

          The unaudited financial information included in the following financial statements reflects all adjustments of a normal recurring nature which are, in the opinion of management of Cleco, necessary for a fair presentation of the financial position and the results of operations for the interim periods.  Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors, and is not necessarily indicative of the results that may be expected for the full fiscal year.

CLECO CORPORATION CONSOLIDATED STATEMENTS OF INCOME For the three months ended June 30, (UNAUDITED)
	2003	2002
	(Thousands, except share and per share amounts)
Operating revenue
Electric operations	$ 171,267	$ 141,322
Tolling operations	28,032	13,874
Energy trading, net	(78)	2,788
Energy operations	19,360	7,007
Other operations	7,955	10,376
Gross operating revenue	226,536	175,367
Electric customer credits	(8,500)	(1,225)
Total operating revenue	218,036	174,142
Operating expenses
Fuel used for electric generation	36,793	30,104
Power purchased for utility customers	57,831	37,738
Purchases for energy operations	18,124	5,484
Other operations	27,126	25,226
Maintenance	10,892	11,424
Depreciation	18,426	15,696
Impairment of long-lived assets	134,773	-
Taxes other than income taxes	9,919	9,741
Total operating expenses	313,884	135,413
Operating income (loss)	(95,848)	38,729
Interest income	721	304
Allowance for other funds used during construction	717	512
Equity income from investees	7,787	788
Other expense, net	(2,181)	(219)
Income (loss) before interest charges	(88,804)	40,114
Interest charges
Interest charges, including amortization of debt expenses,
premium and discount, net of capitalized interest	18,473	13,033
Allowance for borrowed funds used during construction	(151)	(265)
Total interest charges	18,322	12,768

Net income (loss) before income taxes and preferred dividends	(107,126)	27,346

Federal and state income taxes (benefit)expense	(40,725)	9,564

Net income (loss) before preferred dividends	(66,401)	17,782
Preferred dividends requirements, net	457	465

Net income (loss) applicable to common stock	$ (66,858)	$ 17,317

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Continued) For the three months ended June 30, (UNAUDITED)
	2003	2002
	(Thousands, except share and per share amounts)

Average shares of common stock outstanding
Basic	47,225,304	46,025,014
Diluted	47,225,304	48,746,034

Basic earnings per share
Net income (loss) applicable to common stock	$ (1.42)	$ 0.38

Diluted earnings per share
Net income (loss) applicable to common stock	$ (1.42)	$ 0.36

Cash dividends paid per share of common stock	$ 0.225	$ 0.225

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME For the three months ended June 30, (UNAUDITED)
	2003	2002
	(Thousands)
Net income (loss) applicable to common stock	$ (66,858)	$ 17,317
Other comprehensive income (expense), net of tax:
Net unrealized loss from limited partnership	(86)	(213)
Net unrealized gains from available-for-sale securities	39	180
Net comprehensive expense	(47)	(33)

Comprehensive income (loss)	$ (66,905)	$ 17,284

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CONSOLIDATED STATEMENTS OF INCOME For the six months ended June 30, (UNAUDITED)
	2003	2002
	(Thousands, except share and per share amounts)

Operating revenue
Electric operations	$ 310,134	$ 263,284
Tolling operations	51,809	25,494
Energy trading, net	(273)	3,799
Energy operations	38,014	15,614
Other operations	15,212	17,202
Gross operating revenue	414,896	325,393
Electric customer credits	(9,411)	(1,575)
Total operating revenue	405,485	323,818
Operating expenses
Fuel used for electric generation	69,496	56,564
Power purchased for utility customers	100,427	69,842
Purchases for energy operations	35,892	13,223
Other operations	43,383	43,163
Maintenance	20,234	18,764
Depreciation	42,277	30,644
Impairment of long-lived assets	134,773	-
Taxes other than income taxes	19,702	19,819
Total operating expenses	466,184	252,019
Operating income (loss)	(60,699)	71,799
Interest income	1,399	528
Allowance for other funds used during construction	1,627	922
Equity income from investees	15,583	1,359
Other expense, net	(3,144)	(527)
Income (loss) before interest charges	(45,234)	74,081
Interest charges
Interest charges, including amortization of debt expenses,
premium and discount, net of capitalized interest	36,196	25,050
Allowance for borrowed funds used during construction	(356)	(470)
Total interest charges	35,840	24,580

Net income (loss) before income taxes and preferred dividends	(81,074)	49,501

Federal and state income taxes (benefit)expense	(32,486)	17,666

Net income (loss) before preferred dividends	(48,588)	31,835
Preferred dividends requirements, net	934	937

Net income (loss) applicable to common stock	$ (49,522)	$ 30,898

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Continued) For the six months ended June 30, (UNAUDITED)
	2003	2002
	(Thousands, except share and
	per share amounts)
Average shares of common stock outstanding
Basic	47,138,454	45,569,170
Diluted	47,138,454	48,269,913

Basic earnings per share
Net income (loss) applicable to common stock	$ (1.05)	$ 0.68

Diluted earnings per share
Net income (loss) applicable to common stock	$ (1.05)	$ 0.66

Cash dividends paid per share of common stock	$ 0.450	$ 0.445

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME For the six months ended June 30, (UNAUDITED)
	2003	2002
	(Thousands)

Net income (loss) applicable to common stock	$ (49,522)	$ 30,898
Other comprehensive income (expense), net of tax:
Net unrealized loss from limited partnership	(67)	(213)
Net unrealized gain (loss) from available-for-sale securities	(7)	180
Net comprehensive expense	(74)	(33)

Comprehensive income (loss)	$ (49,596)	$ 30,865

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	At June 30, 2003	At December 31, 2002
	(Thousands)
Assets
Current assets
Cash and cash equivalents	$ 62,291	$ 114,331
Restricted cash, current portion	7,215	7,762
Customer accounts receivable (less allowance for doubtful
accounts of $7,185 in 2003 and $1,071 in 2002)	40,041	32,599
Other accounts receivable	35,013	45,264
Taxes receivable	-	23,607
Unbilled revenue	25,008	20,171
Fuel inventory, at average cost	17,064	13,309
Material and supplies inventory, at average cost	14,888	14,416
Margin deposits	821	318
Risk management assets	1,084	285
Accumulated deferred fuel	5,713	-
Accumulated deferred federal and state income taxes, net	6,828	3,829
Other current assets	12,095	8,940
Total current assets	228,061	284,831
Property, plant and equipment
Property, plant and equipment	2,103,557	2,200,103
Accumulated depreciation	(747,193)	(714,178)
Net property, plant and equipment	1,356,364	1,485,925
Construction work-in-progress	72,013	80,230
Total property, plant and equipment, net	1,428,377	1,566,155

Equity investment in investees	270,770	273,688
Prepayments	25,233	32,865
Restricted cash, less current portion	36,283	45,907
Regulatory assets and liabilities - deferred taxes, net	80,892	65,268
Long-term receivable	14,475	10,370
Other deferred charges	72,425	65,472
Total assets	$ 2,156,516	$ 2,344,556

The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION CONSOLIDATED BALANCE SHEETS (Continued) (UNAUDITED)
	At June 30, 2003	At December 31, 2002
	(Thousands)
Liabilities and shareholders' equity
Liabilities
Current liabilities
Short-term debt	$ 213,448	$ 315,300
Long-term debt due within one year	8,502	45,401
Accounts payable	69,636	104,046
Retainage	6,250	6,278
Accrued payroll	1,606	2,180
Customer deposits	21,202	21,087
Taxes accrued	31,558	-
Interest accrued	16,070	15,546
Accumulated deferred fuel	-	3,509
Risk management liabilities	-	2,310
Other current liabilities	3,179	3,032
Total current liabilities	371,451	518,689
Deferred credits
Accumulated deferred federal and state income taxes, net	279,833	299,019
Accumulated deferred investment tax credits	19,880	20,744
Other deferred credits	67,023	57,443
Total deferred credits	366,736	377,206
Long-term debt, net	906,450	868,683
Total liabilities	1,644,637	1,764,578

Shareholders' equity
Preferred stock
Not subject to mandatory redemption	25,354	26,578
Deferred compensation related to preferred stock held by ESOP	(7,045)	(9,070)
Total preferred stock not subject to mandatory redemption	18,309	17,508
Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares,
issued 47,261,739 and 47,065,152 shares at June 30, 2003
and December 31, 2002, respectively	47,262	47,065
Premium on capital stock	154,719	152,745
Retained earnings	295,060	366,073
Treasury stock, at cost, 29,218 and 29,959 shares
at June 30, 2003 and December 31, 2002, respectively	(563)	(579)
Accumulated other comprehensive loss	(2,908)	(2,834)
Total common shareholders' equity	493,570	562,470
Total shareholders' equity	511,879	579,978
Total liabilities and shareholders' equity	$ 2,156,516	$ 2,344,556

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended June 30, (UNAUDITED)
	2003	2002
	(Thousands)
Operating activities
Net income (loss) before preferred dividends	$ (48,588)	$ 31,835
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,903	31,779
Provision for doubtful accounts	6,701	375
Income from equity investments	(15,583)	(1,359)
Return on equity investment in investee	15,601	600
Allowance for other funds used during construction	(1,627)	(922)
Impairment of long-lived assets	134,773	-
Amortization of investment tax credits	(864)	(871)
Net deferred income taxes	(42,101)	3,842
Deferred fuel costs	(9,222)	(3,003)
Changes in assets and liabilities:
Accounts receivable	2,708	(79,633)
Unbilled revenue	(4,837)	(3,147)
Fuel, materials and supplies inventory	(4,227)	(67)
Prepayments	713	(5,193)
Accounts payable	(34,410)	43,823
Customer deposits	115	284
Long-term receivable	(4,105)	(4,157)
Other deferred accounts	7,050	1,564
Taxes accrued	55,165	24,604
Interest accrued	524	660
Margin deposits	(503)	(192)
Risk management assets and liabilities, net	(3,109)	(2,069)
Other, net	(3,027)	(1,290)
Net cash provided by operating activities	95,050	37,463
Investing activities
Additions to property, plant and equipment	(38,465)	(34,742)
Allowance for other funds used during construction	1,627	922
Proceeds from sale of property, plant and equipment	259	281
Return of (investment in) equity investment in investees	2,900	(32,866)
Acquisition of partnership net of cash	-	(54,561)
Net cash used in investing activities	(33,679)	(120,966)
Financing activities
Cash transferred from restricted accounts, net	10,171	806
Issuance of common stock	2,095	44,300
Repurchase of common stock	(32)	-
Change in short-term debt, net	(237,550)	(15,995)
Retirement of long-term obligations	(38,463)	(3,576)
Issuance of long-term debt	175,000	75,000
Deferred financing costs	(2,474)	(3,775)
Dividends paid on common and preferred stock, net	(22,158)	(20,958)
Net cash provided by (used in) financing activities	(113,411)	75,802
Net decrease in cash and cash equivalents	(52,040)	(7,701)
Cash and cash equivalents at beginning of period	114,331	11,938
Cash and cash equivalents at end of period	$ 62,291	$ 4,237
Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 33,803	$ 27,743
Income taxes paid/(refunded)	$ (36,827)	$ 3,000
Supplementary noncash financing activity
Issuance of treasury stock	$ 49	$ 1,515

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                                                 OF OPERATIONS

          Set forth below is information concerning the consolidated results of operations of Cleco for the three months and six months ended June 30, 2003, and June 30, 2002.  The following discussion should be read in combination with Cleco's Unaudited Consolidated Financial Statements and the Notes contained in this Form 10-Q.

Perryville Asset Impairment

          In May 2003, Perryville signed a letter of intent to sell the Perryville facility to an Entergy subsidiary.  Pursuant to the letter of intent, the sale is contingent upon execution of a definitive purchase agreement; obtaining necessary approvals from state and federal regulators, including the LPSC, the FERC and the SEC; completion of a due diligence review by Entergy; the settlement of various project-related contracts; and other customary closing conditions.  The letter of intent expires on August 15, 2003, or upon signing a definitive purchase agreement, whichever is earlier.   Perryville does not expect to execute a definitive purchase agreement that is consistent with the commercial terms of the letter of intent before August 15, 2003.  However, Entergy has informed Cleco that it may be willing to continue to negotiate with Cleco regarding the sale of the Perryville facility and management intends to continue to negotiate with Entergy, Mirant and the Perryville lenders, even after the expiration of the letter of intent.

          Prior to the July 14, 2003 filing by Mirant and certain of its subsidiaries, including MAEM, for voluntary protection under Chapter 11 of the U.S. Bankruptcy Code, the carrying value of the Perryville facility was compared to its undiscounted, probability-weighted, future cash flows.  Due to Mirant's bankruptcy filing, the probability weighting of future cash flows under possible scenarios, as required by SFAS No. 144, has changed significantly.  As a result of the change in probability weighting of Perryville's undiscounted future cash flows, management believes the carrying value of Perryville's long-lived assets is impaired; therefore, the carrying value of these assets has been reduced to fair value.  The difference between Perryville's carrying value and its fair value resulted in an impairment charge of $134.8 million in the second quarter of 2003.  This charge is presented in a separate line item in the operating expenses section below.

          For additional information on Perryville's impairment, see Note 15 - "Impairment of Long-Lived Assets" in the Notes to the Unaudited Financial Statements in this Report.  For information on the impact of the Mirant bankruptcy on Cleco, see Note 16 - "Subsequent Events - Mirant Bankruptcy" in the Notes to the Unaudited Financial Statements in this Report; and for information on the assumptions and estimates underlying Midstream's accounting for long-lived assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Midstream" on pages 33 and 34 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to the Registrants' Form 10-K for the year ended December 31, 2002 and is incorporated herein by reference.

Comparison of the Three Months Ended June 30, 2003 and 2002

Cleco Consolidated

	For the three months ended June 30,
	2003	2002	Variance	Change
	(Thousands)
Operating revenue	$218,036	$174,142	$43,894	25.2%
Operating expenses	313,884	135,413	178,471	131.8%

Operating income (loss)	$(95,848)	$38,729	$(134,577)	*

Equity income from investees	$7,787	$788	$6,999	888.2%
Interest charges	$18,322	$12,768	$5,554	43.5%
Net income (loss) applicable to common stock	$(66,858)	$17,317	$(84,175)	*

* Not meaningful

          Consolidated net income (loss) applicable to common stock decreased $84.2 million in the second quarter of 2003 compared to the second quarter of 2002 primarily due to the $134.8 million impairment charge at Perryville discussed above.  Also contributing to the decrease were reduced earnings at Cleco Power and the holding company level.  Earnings at the holding company level decreased primarily due to higher corporate legal and consulting fees associated with the FERC and LPSC investigations of certain trading activities.  On July 25, 2003, FERC approved a settlement resolving its non-public investigation of Cleco's energy marketing and trading practices, a review of which was initially disclosed in November 2002.  The settlement included penalties and remedies that resulted in a $0.8 million decrease in consolidated net income applicable to common stock.  For additional information on the FERC settlement, see Note 16 - "Subsequent Events - FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.

          Operating revenue increased $43.9 million, or 25.2%, in the second quarter of 2003 compared to the same period of 2002 largely as a result of higher base, fuel cost recovery, and transmission revenues from customer sales, higher tolling revenue from commencement of full commercial operations of the Perryville facility in the third quarter of 2002, and higher energy operations revenue due to increased fuel prices and increased volumes of natural gas marketed.  Partially offsetting these increases were higher customer refund credits and lower trading margins.

          Operating expenses increased $178.5 million, or 131.8%, in the second quarter of 2003 compared to the second quarter of 2002 primarily due to the $134.8 million impairment of long-lived assets discussed above.  Also contributing to this increase were higher prices for natural gas purchased for fuel generation and marketing purposes, increased depreciation expense at Perryville, and increased other operations and maintenance expenses that were associated with the commencement of commercial operations at Perryville.

          Equity income from investees increased $7.0 million, or 888.2%, in the second quarter of 2003 compared to the same period of 2002 primarily as a result of the commencement of commercial operations of the Acadia facility in the third quarter of 2002.  Interest charges increased $5.6 million, or 43.5%, compared to the second quarter of 2002 primarily due to the cessation of capitalizing interest-related expenses associated with Perryville and Acadia once these facilities commenced commercial operations.

          Results of operations for Cleco Power and Midstream, Cleco's two principal subsidiaries, are more fully described below.

Cleco Power

          Cleco Power's net income applicable to member's equity in the second quarter of 2003 decreased $0.1 million, or 0.8%, compared to the second quarter of 2002.  Contributing factors include:

higher customer refund credits and
lower margins from energy trading.

          These were partially offset by:

higher base revenue from wholesale and retail customer sales, higher transmission revenue, and
lower other operations and maintenance expenses.

          As reflected in the chart below, fuel cost recovery revenue, power purchased for utility customers, and fuel used for electric generation significantly increased in the second quarter of 2003 compared to the same period in 2002.  However, changes in these items do not significantly impact net income, since fluctuations in fuel-related costs generally are recovered through fuel cost recovery revenue via Cleco Power's fuel cost adjustment process.

	For the three months ended June 30,
	2003	2002	Variance	Change
	(Thousands)
Operating revenue
Base	$ 81,222	$ 78,660	$ 2,562	3.3%
Fuel cost recovery	90,045	62,662	27,383	43.7%
Estimated customer credits	(8,500)	(1,225)	(7,275)	593.9%
Energy trading, net	839	1,036	(197)	(19.0)%
Other operations	7,984	6,782	1,202	17.7%
Intercompany revenue	541	540	1	0.2%
Total operating revenue	172,131	148,455	23,676	15.9%

Operating expenses
Fuel used for electric generation	36,855	30,678	6,177	20.1%
Power purchased for utility customers	56,746	37,769	18,977	50.2%
Other operations	15,087	16,745	(1,658)	(9.9)%
Maintenance	8,744	9,528	(784)	(8.2)%
Depreciation	13,354	13,255	99	0.7%
Taxes other than income taxes	9,399	9,374	25	0.3%
Total operating expenses	140,185	117,349	22,836	19.5%

Operating income	$ 31,946	$ 31,106	$ 840	2.7%
Interest income	$ 283	$ 181	$ 102	56.4%
Interest charges	$ 7,400	$ 7,001	$ 399	5.7%
Federal and state income taxes	$ 9,481	$ 9,478	$ 3	0.0%
Net income	$ 15,253	$ 15,381	$ (128)	(0.8)%

	For the three months ended June 30,
	2003	2002	Change
	(Million kWh)
Electric sales
Residential	789	796	(0.9)%
Commercial	440	432	1.9%
Industrial	661	692	(4.5)%
Other retail	146	150	(2.7)%
Unbilled	169	104	62.5%
Total retail	2,205	2,174	1.4%
Sales for resale	177	183	(3.3)%
Total on-system customer sales	2,382	2,357	1.1%
Short-term sales to other utilities	33	32	3.1%
Sales from trading activities	37	71	(47.9)%
Total electric sales	2,452	2,460	(0.3)%

          Cleco Power's residential customers' demand for electricity is largely affected by weather.  Weather is generally measured in cooling degree-days and heating degree-days.  A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating.  An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days, because customers can choose an alternative fuel source for heating, such as natural gas.  Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of about 30 years.

          The following chart shows how cooling degree-days varied from normal conditions and from the prior period.  In the fourth quarter of 2002, Cleco Power changed the method of determining cooling-degree days and began to use temperature data collected by the NOAA for this purpose.  Cooling degree-days for each period indicated have been adjusted to reflect the change in the temperature data source.

	For the three months ended June 30,
	2003	2002
Cooling degree-days
Increase from Normal	8.28%	9.33%
Increase/(decrease) from Prior Year	(0.96)%	1.74%

Base

          Base revenue during the second quarter of 2003 increased $2.6 million, or 3.3%, compared to the same period in 2002.  The increase was primarily due to higher volumes of on-system customer kWh sales, primarily in the commercial and public utility customer classes.  In addition to the 1.1% increase in on-system customer sales, base revenue also increased from energy management fees as a result of new contracts which began in May 2003.

          On July 7, 2003, one of Cleco Power's existing public utility customers entered into a three-year wholesale contract with another electric company.  This new contract is scheduled to begin once Cleco Power's contract expires on May 31, 2004.  The expiration of this contract without a renewal is expected to reduce annual base revenue by approximately $4.7 million.  Also anticipated with the non-renewal of this contract will be a reduction of capacity expenses of approximately $1.8 million, resulting in an expected net annual reduction of $2.9 million in pre-tax operating income.

          On July 16, 2003, the LPSC approved Cleco Power's new five-year contract with one of its existing industrial customers.  As a result of the terms in the new contract, base revenue is expected to decrease by approximately $1.0 million in 2003, and by almost $2.0 million annually over the remaining life of the new agreement.

          During the second quarter of 2004, Cleco Power will begin serving a new industrial customer and during the fourth quarter of 2004 will begin serving a current customer's expansion.  The new service and expansion of current service is expected to increase 2004 base revenue by approximately $0.6 million and annually increase revenue by approximately $1.1 million beginning in 2005.

Fuel Cost Recovery

          Fuel cost recovery revenue collected from customers increased primarily as a result of an increase of 28.8% in the average per unit cost of power purchased from the energy market in the second quarter of 2003 compared to the second quarter of 2002 and a 33.6% increase in the average per unit cost of fuel used for electric operations.  The increase in fuel used for electric generation is primarily the result of higher natural gas prices.  The increase in the per unit cost of purchased power was influenced by higher natural gas prices, as well as other market factors.  Changes in fuel costs historically have not significantly affected Cleco Power's net income.  Generally, all fuel and purchased power costs are recovered through the LPSC-established Fuel Adjustment Clause that enables Cleco Power to pass on to its customers substantially all such charges.  Cleco Power's Fuel Adjustment Clause filings are submitted monthly and are regulated by the LPSC (representing about 93% of the total fuel costs) and the FERC.  All filings are subject to refund until final approval is received from the LPSC upon completion of a periodic audit.  In the second half of 2002, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit.  The audit commenced in March 2003 and includes Fuel Adjustment Clause filings for January 2001 through December 2002.  The audit, pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997 in Docket No. U-21497, is required to be performed no less frequently than every other year; however, this is the first LPSC Fuel Adjustment Clause audit of Cleco Power.  LPSC-jurisdictional revenue recovered by Cleco Power through its Fuel Adjustment Clause for the audit period of January 2001 through December 2002 is $567.1 million.  Management is unable to predict the results of the LPSC fuel audit, which could require Cleco Power to make a refund of previously recovered revenue and could adversely impact the Registrants' results of operations and financial condition.  The LPSC staff expects to issue its findings and recommendations related to the fuel audit by the first quarter of 2004.

Estimated Customer Credits

          Estimated customer credits during the second quarter of 2003 increased $7.3 million, or 593.9%, compared to the same period in 2002.  This increase in estimated customer refunds is a result of increased base revenue and decreased non-fuel related operating expenses in the second quarter of 2003 as compared to the same period in 2002.  The potential refunds are based on results for each 12-month period ended September 30.  Therefore, the financial results of the third quarter of 2003 will impact the ultimate amounts to be refunded, if any.  For additional information on the accrual for estimated customer credits, see Note 8 - "Accrual for Estimated Customer Credits" in the Notes to the Unaudited Financial Statements in this Report.

Energy Trading, Net

          For the second quarter of 2003 compared to the second quarter of 2002, decreases in power and gas volumes were directly related to the discontinuation of speculative trading activities in the fourth quarter of 2002.  Most of Cleco Power's exposure to the market was mitigated in the summer of 2002 by transactions that were entered into to specifically offset open positions.  Volumes and associated revenue were affected by these positions during the second quarter of 2003 and are expected to continue to be impacted by these positions through the third quarter of 2003.

          Generally, Cleco Power's energy trading transactions are considered non-hedging derivatives under SFAS No. 133, as amended, which requires that the transactions be reported at fair market value or "marked-to-market."  The chart below presents the components of energy trading, net.

	For the three months ended June 30,
	2003	2002	Variance	Change
	(Thousands)
Energy trading margins	$ 720	$ 777	$ (57)	(7.3)%
Mark-to-market	119	259	(140)	(54.1)%
Energy trading, net	$ 839	$ 1,036	$ (197)	(19.0)%

          Energy trading, net decreased $0.2 million, or 19.0%, in the second quarter of 2003 from the same period in 2002.  This was primarily due to a $1.1 million decrease as a result of Cleco Power's efforts to mitigate most of its exposure to the market following the discontinuation of speculative trading activities in the fourth quarter of 2002, partially offset by a $0.9 million increase as a result of amounts required to be paid to Cleco Power pursuant to the Consent Agreement.  For additional information on the Consent Agreement and FERC settlement, see Note 16 - "Subsequent Events - FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.

Other Operations

          Other operations revenue increased $1.2 million, or 17.7%, in the second quarter of 2003 compared to the same period of 2002 primarily due to an increase in transmission revenue.  The increase in transmission revenue was largely a result of additional transmission services being provided to the tolling counterparties at Acadia, which commenced commercial operations in the third quarter of 2002.

Operating Expenses

          Operating expenses increased $22.8 million, or 19.5%, in the second quarter of 2003 compared to the same period of 2002.  Fuel used for electric generation increased $6.2 million, or 20.1%, primarily due to an increase in the average per unit cost of fuel from $2.44 per MMBtu in the second quarter of 2002 to $3.26 per MMBtu in the same period of 2003.  Power purchased for utility customers increased $19.0 million, or 50.2%, largely due to an increase in the average per unit cost and volumes of purchased power, and an increase in capacity payments.  The increase in power purchased for utility customers was partially offset by a $1.1 million decrease resulting from the Consent Agreement.  For additional information on the Consent Agreement and FERC settlement, see Note 16 - "Subsequent Events - FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.  Increases in fuel used for electric generation and power purchased for utility customers both were influenced by higher natural gas prices.  Other operations expense decreased $1.7 million, or 9.9%, primarily due to reduced staff resulting from Cleco's 2002 organizational restructuring.  Maintenance expenses during the second quarter of 2003 decreased $0.8 million, or 8.2%, compared to the same period of 2002.  The primary reason for this decrease was lower plant outage costs in the second quarter of 2003.

Midstream

	For the three months ended June 30,
	2003	2002	Variance	Change
	(Thousands)

Operating revenue
Tolling operations	$ 28,032	$ 13,874	$ 14,158	102.0%
Energy trading, net	(2,201)	1,749	(3,950)	*
Energy operations	19,360	7,007	12,353	176.3%
Other operations	176	3,594	(3,418)	(95.1)%
Intercompany revenue	126	1,943	(1,817)	(93.5)%
Total operating revenue	45,493	28,167	17,326	61.5%

Operating expenses
Purchases for energy operations	18,124	5,453	12,671	232.4%
Other operations	10,951	9,858	1,093	11.1%
Maintenance	2,108	2,281	(173)	(7.6)%
Depreciation	4,798	2,143	2,655	123.9%
Impairment of long-lived assets	134,773	-	134,773	*
Taxes other than income taxes	131	335	(204)	(60.9)%
Total operating expenses	170,885	20,070	150,815	751.4%

Operating income (loss)	$ (125,392)	$ 8,097	$ (133,489)	*

Equity income from investees	$ 7,787	$ 788	$ 6,999	888.2%
Other income (expense), net	$ (797)	$ 21	$ (818)	*
Interest charges	$ 10,030	$ 5,275	$ 4,755	90.1%
Federal and state income taxes (benefit) expense	$ (49,076)	$ 991	$ (50,067)	*
Net income (loss) applicable to member's equity	$ (79,028)	$ 2,684	$ (81,712)	*

* Not meaningful

          Midstream's net loss applicable to member's equity for the second quarter of 2003 was $79.0 million, significantly below the $2.7 million earned in the same period of 2002.  Factors contributing to this decrease include:

impairment of long-lived assets,
lower margins from energy trading,
higher other operations expense,
higher depreciation expense,
higher interest charges, and
higher effective income tax rate.

These were partially offset by:

higher tolling revenue and
higher equity income from investees.

Tolling Operations

          Tolling operations revenue increased $14.2 million, or 102.0%, in the second quarter of 2003 compared to the second quarter of 2002 primarily due to the Perryville facility commencing full commercial operations in the third quarter of 2002.  This increase was partially offset by decreased generation from the Evangeline facility, which was dispatched less frequently in the second quarter of 2003 compared to the second quarter of 2002.

Energy Trading, Net

          For the second quarter of 2003 compared to the same period of 2002, decreases in power and gas volumes were directly related to the discontinuation of Midstream's speculative trading activities in the fourth quarter of 2002.  Most of Midstream's exposure to the market from positions opened prior to the change in its speculative trading strategy was mitigated in the fourth quarter of 2002 by transactions that were entered into to specifically offset open positions.  Volumes and associated revenue were affected by these positions during the second quarter of 2003 and are expected to continue to be impacted by these positions through the fourth quarter of 2003.

          Generally, Midstream's energy trading transactions are considered non-hedging derivatives under SFAS No. 133, as amended, which requires that the transactions be reported at fair market value or "marked-to-market."  The chart below presents the components of energy trading, net.

	For the three months ended June 30,
	2003	2002	Variance	Change
	(Thousands)
Energy trading margins	$ (2,264)	$ 417	$ (2,681)	*
Mark-to-market	63	1,332	(1,269)	(95.3)%
Energy trading, net	$ (2,201)	$ 1,749	$ (3,950)	*

* Not meaningful

          Energy trading, net decreased $4.0 million in the second quarter of 2003 compared to the same period of 2002.  The decrease was primarily due to the discontinuation of Midstream's speculative trading activities in late 2002, as well as amounts required to be paid to Cleco Power under the Consent Agreement.  For additional information on the Consent Agreement and FERC settlement, see Note 16 - "Subsequent Events - FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.

Energy Operations

          The $12.4 million, or 176.3%, increase in energy operations revenue during the second quarter of 2003 compared to the same period of 2002 was primarily due to increases in the average per unit cost of natural gas and volumes of natural gas marketed by Cleco Energy to third parties.  In 2002, Cleco Energy sold gas production to Marketing & Trading as a part of its speculative trading portfolio, which included trading physical gas.  These affiliate transactions previously were eliminated from consolidated Midstream results and are not reflected in the charts below.  Due to Marketing & Trading's discontinuation of speculative trading, Cleco Energy was able to market more physical gas to third parties in 2003.  This increase in revenues to third parties is reflected in the wholesale natural gas marketed section below.  Energy management services revenue decreased $0.1 million, or 32.1%, for the second quarter of 2003 compared to the same period of 2002 as a result of Marketing & Trading's termination of all of its energy management services contracts in May 2003.  Intercompany volume and revenue within Midstream subsidiaries have been eliminated and therefore are not reflected in the charts below.  The chart below presents the components of energy operations revenue.

	For the three months ended June 30,
	2003	2002	Variance	Change
	(Thousands)
Energy management services	$ 290	$ 427	$ (137)	(32.1)%
Wholesale natural gas marketed	19,070	6,580	12,490	189.8%
Energy operations	$ 19,360	$ 7,007	$ 12,353	176.3%

          The chart below presents a summary of energy management kWh and natural gas marketed during the second quarter of 2003 and 2002.

	For the three months ended June 30,
	2003	2002	Change
Energy management (million kWh)	79	115	(31.3)%
Natural gas (MMBtu)	3,378,276	1,766,498	91.2%

Other Operations

          Other operations revenue decreased $3.4 million, or 95.1%, in the second quarter of 2003 compared to the same period of 2002 primarily due to a change in the accounting treatment of Midstream's power plant operations, maintenance, and engineering services that were provided to Perryville.  Prior to Midstream's purchase of Mirant's 50% ownership interest in Perryville in June 2002, revenue from these services was included in other operations revenue under the equity method of accounting.  Subsequent to the acquisition, Midstream discontinued the equity method of accounting for Perryville and instead consolidated Perryville's assets, liabilities, revenue and expenses under the full consolidation method effective July 2002.  As a result of this change in accounting treatment, all revenue associated with Midstream's plant operations for Perryville is included in intercompany revenue and has been eliminated.

Intercompany Revenue

          Intercompany revenue decreased $1.8 million, or 93.5%, in the second quarter of 2003 compared to the same period of 2002.  The decrease was primarily due to lower volumes of affiliate transactions combined with a significantly reduced gas transportation rate charged to an affiliate.

Operating Expenses

          Purchases for energy operations increased $12.7 million, or 232.4%, in the second quarter of 2003 compared to the same period of 2002 primarily due to the same factors affecting energy operations revenue.  Other operations expense increased $1.1 million, or 11.1%, during the second quarter of 2003 compared to the same period of 2002 primarily due to increased expenses associated with the commencement of the Perryville facility's full commercial operations in the third quarter of 2002.  Also contributing to the increase was $6.3 million of reserves recorded at Perryville at June 30, 2003, to reflect potential uncollectible MAEM receivables, as a result of Mirant and certain of its affiliates filing a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 14, 2003.  For additional information on Mirant's bankruptcy, see Note 16 - "Subsequent Events - Mirant Bankruptcy" in the Notes to the Unaudited Financial Statements in this Report.  Partially offsetting these increases were decreased other operations expense as a result of Midstream's reduced participation in unregulated energy markets, including wholesale generation asset development, project analytics, energy marketing and trading activities, and power plant maintenance and engineering services.  Maintenance expenses decreased $0.2 million, or 7.6%, in the second quarter of 2003 compared to the same period in 2002 primarily due to Midstream's reduced activity in power plant maintenance, partially offset by increased maintenance expense at Evangeline due to earlier than planned replacement of combustion turbine parts and certain repairs on the combustion turbines under the LTP Agreement.  Depreciation expense increased $2.7 million, or 123.9%, largely due to the completion of construction of the Perryville facility in the third quarter of 2002.  A $134.8 million charge for impairment of long-lived assets at Perryville was the principal cause of the significant increase in operating expenses.  This charge was incurred during the second quarter of 2003, whereas no such charge was incurred during the second quarter of 2002.  For additional information on this charge, see Note 15 - "Impairment of Long-Lived Assets" in the Notes to the Unaudited Financial Statements in this Report.

Equity Income from Investees

          Equity income from investees increased $7.0 million, or 888.2%, for the second quarter of 2003 compared to the second quarter of 2002 primarily due to increased equity earnings from Acadia as a result of the facility beginning commercial operations in the third quarter of 2002.  For additional information on Acadia, see Note 4 - "Equity Investment in Investees" in the Notes to the Unaudited Financial Statements in this Report.

Other Income (Expense), Net

          Other income (expense), net increased $0.8 million during the second quarter of 2003 compared to the same period of 2002 primarily due to the accrual of a $0.8 million civil penalty agreed to in the Consent Agreement.  For additional information on the Consent Agreement, see Note 16 - "Subsequent Events - FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.

Interest Charges

          Interest charges increased $4.8 million, or 90.1%, during the second quarter of 2003 compared to the second quarter of 2002 primarily due to a change in the treatment of interest-related expenses associated with Midstream's asset development activity.  Prior to the third quarter of 2002 commencement of commercial operations at Perryville and Acadia, interest related to these projects was capitalized in accordance with SFAS No. 58.

Income Taxes

         Income tax expense in the second quarter of 2003 decreased $50.1 million, providing a net tax benefit of $49.1 million, compared to the second quarter of 2002.  Midstream's effective income tax rate for the second quarter of 2003 increased to 38.3% from 27.0% compared to the second quarter of 2002.  The increase in the effective income tax rate was largely due to a loss recognized by Perryville as a result of a $134.8 million impairment charge recorded in the second quarter of 2003 combined with a non-tax deductible civil penalty of $0.8 million payable to the FERC in accordance with the Consent Agreement.  Adding to the quarterly variance was the impact of a favorable true-up amount recorded during the second quarter of 2002 to reflect IRS audit adjustments.  For information on the impairment charge, see Note 15 - "Impairment of Long-Lived Assets" and for information on the Consent Agreement and FERC settlement, see Note 16 - "Subsequent Events - FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.  For information about the assumptions and estimates underlying Midstream's accounting for the effect of income taxes, see "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Critical Accounting Policies" in this Report.

Comparison of the Six Months Ended June 30, 2003 and 2002

Cleco Consolidated

	For the six months ended June 30,
	2003	2002	Variance	Change
	(Thousands)
Operating revenue	$405,485	$323,818	$81,667	25.2%
Operating expenses	466,184	252,019	214,165	85.0%

Operating income (loss)	$(60,699)	$71,799	$(132,498)	*

Equity income from investees	$15,583	$1,359	$14,224	*
Interest charges	$35,840	$24,580	$11,260	45.8%
Net income (loss) applicable to common stock	$(49,522)	$30,898	$(80,420)	*

* Not meaningful

          Consolidated net income (loss) applicable to common stock decreased $80.4 million in the first six months of 2003 compared to the first six months of 2002 primarily due to the $134.8 million impairment charge at Perryville discussed above.  Also contributing to the decrease was reduced earnings at the holding company level.  Earnings at the holding company level decreased primarily due to higher corporate legal and consulting fees associated with the FERC and LPSC investigations of certain trading activities.  On July 25, 2003, FERC approved a settlement resolving its non-public investigation of Cleco's energy marketing and trading practices, a review of which was initially disclosed in November 2002.  The settlement included penalties and remedies that resulted in a $0.8 million decrease in consolidated net income applicable to common stock.  For additional information on the FERC settlement, see Note 16 - "Subsequent Events - FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.

          Operating revenue increased $81.7 million, or 25.2%, in the first six months of 2003 compared to the same period of 2002 largely as a result of higher base, fuel cost recovery, and transmission revenues from customer sales, higher tolling revenue from commencement of full commercial operations of the Perryville facility in the third quarter of 2002, and higher energy operations revenue due to increased fuel prices and increased volumes of natural gas marketed.  Partially offsetting these increases were higher customer refund credits and lower trading margins.

          Operating expenses increased $214.2 million, or 85.0%, in the first six months of 2003 compared to the first six months of 2002 primarily due to the $134.8 million impairment of long-lived assets discussed above.  Also contributing to this increase were higher prices for natural gas purchased for fuel generation and marketing purposes, increased depreciation expense at Perryville and Evangeline, and increased other operations and maintenance expenses that were associated with the commencement of commercial operations at Perryville.

          Equity income from investees increased $14.2 million in the first six months of 2003 compared to the same period of 2002 primarily as a result of the commencement of commercial operations of the Acadia facility in the third quarter of 2002.  Interest charges increased $11.3 million, or 45.8%, compared to the first six months of 2002 primarily due to the cessation of capitalizing interest-related expenses associated with Perryville and Acadia once these facilities commenced commercial operations.

          Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power

          Cleco Power's net income applicable to member's equity in the first six months of 2003 increased $1.7 million, or 5.8%, compared to the first six months of 2002.  Contributing factors include:

higher base revenue from wholesale and retail customer sales, higher transmission revenue,
lower other operations expense, and
lower effective income tax rate.

These were partially offset by:

higher capacity payments,
higher customer refund credits,
higher depreciation expense, and
higher interest charges.

          As reflected in the chart below, fuel cost recovery revenue, power purchased for utility customers, and fuel used for electric generation significantly increased in the first six months of 2003 compared to the same period in 2002.  However, changes in these items do not significantly impact net income, since fluctuations in fuel-related costs generally are recovered through fuel cost recovery revenue via Cleco Power's fuel cost adjustment process.

	For the six months ended June 30,
	2003	2002	Variance	Change
	(Thousands)
Operating revenue
Base	$ 149,479	$ 146,014	$ 3,465	2.4%
Fuel cost recovery	160,655	117,270	43,385	37.0%
Estimated customer credits	(9,411)	(1,575)	7,836	497.5%
Energy trading, net	630	908	(278)	(30.6)%
Other operations	15,179	13,231	1,948	14.7%
Intercompany revenue	1,102	974	128	13.1%
Total operating revenue	317,634	276,822	40,812	14.7%

Operating expenses
Fuel used for electric generation	69,598	57,237	12,361	21.6%
Power purchased for utility customers	99,341	69,872	29,469	42.2%
Other operations	27,467	30,151	(2,684)	(8.9)%
Maintenance	15,496	15,611	(115)	(0.7)%
Depreciation	26,596	25,980	616	2.4%
Taxes other than income taxes	18,539	18,618	(79)	(0.4)%
Total operating expenses	257,037	217,469	39,568	18.2%

Operating income	$ 60,597	$ 59,353	$ 1,244	2.1%
Interest income	$ 634	$ 290	$ 344	118.6%
Interest charges	$ 14,321	$ 13,538	$ 783	5.8%
Federal and state income taxes	$ 15,909	$ 17,403	$ (1,494)	(8.6)%
Net income	$ 31,191	$ 29,479	$ 1,712	5.8%

	For the six months ended June 30,
	2003	2002	Change
	(Million kWh)
Electric sales
Residential	1,595	1,568	1.7%
Commercial	833	806	3.3%
Industrial	1,319	1,308	0.8%
Other retail	280	281	(0.4)%
Unbilled	89	111	(19.8)%
Total retail	4,116	4,074	1.0%
Sales for resale	340	317	7.3%
Total on-system customer sales	4,456	4,391	1.5%
Short-term sales to other utilities	64	59	8.5%
Sales from trading activities	73	122	(40.2)%
Total electric sales	4,593	4,572	0.5%

          The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period.  In the fourth quarter of 2002, Cleco Power changed the method of determining heating and cooling degree-days and began to use temperature data collected by the NOAA for this purpose.  Cooling and heating degree-days for each period indicated have been adjusted to reflect the change in the temperature data source.

	For the six months ended June 30,
	2003	2002
Cooling degree-days
Increase from Normal	3.67%	14.00%
Increase/(decrease) from Prior Year	(9.06)%	7.89%
Heating degree-days
Increase/(decrease) from Normal	9.52%	(0.48)%
Increase from Prior Year	10.05%	0.48%

Base

          Base revenue during the first six months of 2003 increased $3.5 million, or 2.4%, compared to the same period in 2002.  The increase was primarily due to higher volumes of on-system customer kWh sales that were spread throughout the majority of customer classes.  In addition to the 1.5% increase in on-system customer sales, base revenue also increased from energy management fees as a result of new contracts which began in May 2003.  For information on the anticipated effects of the non-renewal of one of Cleco Power's wholesale contracts, its renewal of one of its contracts with an industrial customer, and the additional revenue from industrial customers, see "- Comparison of the Three Months Ended June 30, 2003 and 2002 - Cleco Power - Base."

Fuel Cost Recovery

          Fuel cost recovery revenue collected from customers increased primarily as a result of an increase of 39.3% in the average per unit cost of power purchased from the energy market in the first six months of 2003 compared to the first six months of 2002 and a 46.8% increase in the average per unit cost of fuel used for electric operations.  The increase in fuel used for electric generation is primarily the result of higher natural gas prices.  The increase in the per unit cost of purchased power was influenced by higher natural gas prices, as well as other market factors.  For information on Cleco Power's ability to recover fuel and purchase power costs, see "- Comparison of the Three Months Ended June 30, 2003 and 2002 - Cleco Power - Fuel Cost Recovery."

Estimated Customer Credits

          Estimated customer credits during the first six months of 2003 increased $7.8 million, or 497.5%, compared to the same period in 2002.  This increase in estimated customer refunds is a result of increased base revenue and decreased non-fuel related operating expenses in the first six months of 2003 as compared to the same period of 2002.  The potential refunds are based on results for each 12-month period ended September 30.  Therefore, the financial results of the third quarter of 2003 will impact the ultimate amounts to be refunded, if any.  For additional information on the accrual for estimated customer credits, see Note 8 - "Accrual for Estimated Customer Credits" in the Notes to the Unaudited Financial Statements in this Report.

Energy Trading, Net

          During the first six months of 2003 compared to the first six months of 2002, gas volumes sold increased primarily due to trading activity in Cleco Power's gas portfolio before the fourth quarter of 2002, when speculative trading activities were discontinued.  These volumes, along with the offsetting positions which mitigated market and price risks, financially settled in the first six months of 2003.  Power volumes in the first six months of 2003 decreased compared to the first six months of 2002.  The decrease was directly related to the discontinuation of speculative trading activities.  Most of Cleco Power's exposure to the market was mitigated in the summer of 2002 by transactions that were entered into to specifically offset open positions.  Volumes and associated revenue were affected by these positions during the first six months of 2003 and are expected to continue to be impacted by these positions through the third quarter of 2003.

          Generally, Cleco Power's energy trading transactions are considered non-hedging derivatives under SFAS No. 133, as amended, which requires that the transactions be reported at fair market value or "marked-to-market."  The chart below presents the components of energy trading, net.

	For the six months ended June 30,
	2003	2002	Variance	Change
	(Thousands)
Energy trading margins	$ 207	$ 968	$ (761)	(78.6)%
Mark-to-market	423	(60)	483	*
Energy trading, net	$ 630	$ 908	$ (278)	(30.6)%

* Not meaningful

          Energy trading, net decreased $0.3 million, or 30.6%, in the first six months of 2003 compared to the same period in 2002.  This was primarily due to a $1.2 million decrease as a result of Cleco Power's efforts to mitigate most of its exposure to the market following the discontinuation of speculative trading activities in the fourth quarter of 2002, partially offset by a $0.9 million increase as a result of amounts required to be paid to Cleco Power pursuant to the Consent Agreement.  For additional information on the Consent Agreement and FERC settlement, see Note 16 - "Subsequent Events - FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.

Other Operations

          Other operations revenue increased $1.9 million, or 14.7%, in the first six months of 2003 compared to the same period of 2002 primarily due to an increase in transmission revenue.  The increase in transmission revenue was largely a result of additional transmission services being provided to the tolling counterparties at Acadia, which commenced commercial operations in the third quarter of 2002.

Operating Expenses

          Operating expenses increased $39.6 million, or 18.2%, in the first six months of 2003 compared to the same period of 2002.  Fuel used for electric generation increased $12.4 million, or 21.6%, primarily due to an increase in the average per unit cost of fuel from $2.22 per MMBtu in the first six months of 2002 to $3.26 per MMBtu in the same period of 2003.  Power purchased for utility customers increased $29.5 million, or 42.2%, largely due to an increase in the average per unit cost of purchased power and an increase in capacity payments.  The increase in power purchased for utility customers was partially offset by a $1.1 million decrease resulting from the Consent Agreement.  For additional information on the Consent Agreement and FERC settlement, see Note 16 - "Subsequent Events - FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.  Increases in fuel used for electric generation and power purchased for utility customers both were influenced by higher natural gas prices.  Other operations expense decreased $2.7 million, or 8.9%, primarily due to reduced staff resulting from Cleco's 2002 organizational restructuring.  Depreciation expense increased $0.6 million, or 2.4%, as a result of normal recurring additions to fixed assets.

Interest Income and Charges

          Interest charges increased $0.8 million, or 5.8%, during the first six months of 2003 compared to the same period of 2002 primarily due to interest accrued on new senior notes issued in April 2003 and insured quarterly notes issued in May 2002.  Interest income increased $0.3 million, or 118.6%, during the first six months of 2003 compared to the same period of 2002 primarily due to the subsequent investment of a portion of those funds.

Income Taxes

          Income tax expense in the first six months of 2003 decreased $1.5 million, or 8.6%, compared to the first six months of 2002.  Cleco Power's effective income tax rate for the first six months of 2003 decreased from 37.1% to 33.8% compared to the first six months of 2002, largely due to the carryforward of a 2002 state net operating loss, which greatly reduced current state income tax expense, as computed using the flow-through method of accounting for state income taxes, in accordance with LPSC guidelines.  Contributing to the decrease in the effective income tax rate was an adjustment related to an internal review of accumulated deferred income taxes.  Income tax projections for future years indicate that the effective income tax rate will return to a level more comparable to the 2002 rate, even though recent accounting method changes will continue to favorably impact income tax expense in 2003.  For information about assumptions and estimates underlying Cleco Power's accounting for the effect of income taxes, see "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Critical Accounting Policies" in this Report.

Midstream

	For the six months ended June 30,
	2003	2002	Variance	Change
	(Thousands)

Operating revenue
Tolling operations	$ 51,809	$ 25,494	$ 26,315	103.2%
Energy trading, net	(2,186)	2,887	(5,073)	*
Energy operations	38,014	15,614	22,400	143.5%
Other operations	223	3,964	(3,741)	(94.4)%
Intercompany revenue	201	3,213	(3,012)	(93.7)%
Total operating revenue	88,061	51,172	36,889	72.1%

Operating expenses
Purchases for energy operations	35,641	13,193	22,448	170.2%
Other operations	15,755	15,521	234	1.5%
Maintenance	4,731	3,994	737	18.5%
Depreciation	15,152	4,215	10,937	259.5%
Impairment of long-lived assets	134,773	-	134,773	*
Taxes other than income taxes	212	897	(685)	(76.4)%
Total operating expenses	206,264	37,820	168,444	445.4%

Operating income (loss)	$(118,203)	$ 13,352	$(131,555)	*

Equity income from investees	$ 15,583	$ 1,359	$ 14,224	*
Other income (expense), net	$ (815)	$ (21)	$ (794)	*
Interest charges	$ 20,748	$ 10,500	$ 10,248	97.6%
Federal and state income taxes (benefit) expense	$ (47,317)	$ 1,273	$ (48,590)	*
Net income (loss) applicable to member's equity	$ (76,404)	$ 3,108	$ (79,512)	*

* Not meaningful

          Midstream's net loss applicable to member's equity for the first six months of 2003 was $76.4 million, significantly below the $3.1 million earned in the same period of 2002.  Factors contributing to this decrease include:

impairment of long-lived assets,
lower margins from energy trading,
higher other operations expense,
higher depreciation expense,
higher interest charges, and
higher effective income tax rate.

These were partially offset by:

higher tolling revenue and
higher equity income from investees.

Tolling Operations

          Tolling operations revenue increased $26.3 million, or 103.2%, in the first six months of 2003 compared to the first six months of 2002 primarily due to the Perryville facility commencing full commercial operations in the third quarter of 2002.  This increase was partially offset by decreased generation from the Evangeline facility, which was dispatched less frequently in the first six months of 2003 compared to the first six months of 2002.

Energy Trading, Net

          For the first six months of 2003 compared to the same period of 2002, decreases in power and gas volumes were directly related to the discontinuation of Midstream's speculative trading activities in the fourth quarter of 2002.  Most of Midstream's exposure to the market from positions opened prior to the change in its speculative trading strategy was mitigated in the fourth quarter of 2002 by transactions that were entered into to specifically offset open positions.  Volumes and associated revenue were affected by these positions during the first six months of 2003 and are expected to continue to be impacted by these positions through the fourth quarter of 2003.

          Generally, Midstream's energy trading transactions are considered non-hedging derivatives under SFAS No. 133, as amended, which requires that the transactions be reported at fair market value or "marked-to-market."  The chart below presents the components of energy trading, net.

	For the six months ended June 30,
	2003	2002	Variance	Change
	(Thousands)
Energy trading margins	$ (1,971)	$ (318)	$ (1,653)	(519.8)%
Mark-to-market	(215)	3,205	(3,420)	*
Energy trading, net	$ (2,186)	$ 2,887	$ (5,073)	*

* Not meaningful

          Energy trading, net decreased $5.1 million in the first six months of 2003 compared to the same period of 2002.  The decrease was primarily due to the discontinuation of Midstream's speculative trading activities in late 2002, as well as amounts required to be paid to Cleco Power under the Consent Agreement.  For additional information on the Consent Agreement and FERC settlement, see Note 16 - "Subsequent Events - FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.

Energy Operations

          The $22.4 million, or 143.5%, increase in energy operations revenue during the first six months of 2003 compared to the same period of 2002 was primarily due to increases in the average per unit cost of natural gas and volumes of natural gas marketed by Cleco Energy to third parties.  In 2002, Cleco Energy sold gas production to Marketing & Trading as a part of its speculative trading portfolio, which included trading physical gas.  These affiliate transactions were previously eliminated from consolidated Midstream results and are not reflected in the charts below.  Due to Marketing & Trading's discontinuation of speculative trading, Cleco Energy was able to market more physical gas to third parties in 2003.  This increase in revenues to third parties is reflected in the wholesale natural gas marketed section below, which was somewhat offset by the loss of one producer.  Energy management services revenue increased $0.1 million for the first six months of 2003 compared to the same period of 2002 primarily due to increased energy management services.  In May 2003, Marketing & Trading terminated all of its energy management services contracts.  Intercompany volume and revenue within Midstream subsidiaries have been eliminated and therefore are not reflected in the charts below.  The chart below presents the components of energy operations revenue.

	For the six months ended June 30,
	2003	2002	Variance	Change
	(Thousands)
Energy management services	$ 606	$ 514	$ 92	17.9%
Wholesale natural gas marketed.	37,408	15,100	22,308	147.7%
Energy operations	$ 38,014	$ 15,614	$ 22,400	143.5%

          The chart below presents a summary of energy management kWh and natural gas marketed during the first six months of 2003 and 2002.

	For the six months ended June 30,
	2003	2002	Change
Energy management (million kWh)	493	173	185.0%
Natural gas (MMBtu)	6,684,206	4,400,914	51.9%

Other Operations

          Other operations revenue decreased $3.7 million, or 94.4%, in the first six months of 2003 compared to the same period of 2002 primarily due to a change in the accounting treatment of Midstream's power plant operations, maintenance, and engineering services that were provided to Perryville.  For additional information on the change in accounting treatment of these services, see - "Comparison of the Three Months Ended June 30, 2003 and 2002 - Midstream - Other Operations".

Intercompany Revenue

          Intercompany revenue decreased $3.0 million, or 93.7%, in the first six months of 2003 compared to the same period of 2002.  The decrease was primarily due to lower volumes of affiliate transactions combined with a significantly reduced gas transportation rate charged to an affiliate.

Operating Expenses

          Purchases for energy operations increased $22.4 million, or 170.2%, in the first six months of 2003 compared to the same period of 2002 primarily due to the same factors affecting energy operations revenue.  Other operations expense increased $0.2 million, or 1.5%, during the first six months of 2003 compared to the same period in 2002 primarily due to increased expenses associated with the commencement of the Perryville facility's full commercial operations in the third quarter of 2002.  Also contributing to the increase was $6.3 million of reserves recorded at Perryville at June 30, 2003, to reflect potential uncollectible MAEM receivables, as a result of Mirant and certain of its affiliates filing a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 14, 2003.  For additional information on Mirant's bankruptcy, see Note 16 - "Subsequent Events - Mirant Bankruptcy" in the Notes to the Unaudited Financial Statements in this Report.  Partially offsetting these increases were decreased other operations expense as a result of Midstream's reduced participation in unregulated energy markets, including wholesale generation asset development, project analytics, energy marketing and trading activities, and power plant maintenance and engineering services.  Maintenance expenses increased $0.7 million, or 18.5%, in the first six months of 2003 compared to the same period in 2002 primarily due to the commencement of the Perryville facility's full commercial operations in the third quarter of 2002 and increased expenses at Evangeline due to earlier than planned replacement of combustion turbine parts and certain repairs on the combustion turbines under the LTP Agreement.  The $10.9 million, or 259.5%, increase in depreciation expense was largely due to a $5.3 million increase at Perryville following the completion of construction of the Perryville facility in the third quarter of 2002 and a $5.8 million increase at Evangeline following design changes to certain combustion turbine parts as provided under the LTP Agreement and reassessment of the useful life of combustion turbine parts.  Due to the reassessment of the useful life of combustion turbine parts at Evangeline, depreciation expense is expected to continue to reflect a slight increase when compared to 2002.  A $134.8 million charge for impairment of long-lived assets at Perryville was the principal cause of the significant increase in operating expenses.  This charge was incurred during the first six months of 2003, whereas no such charge was incurred during the first six months of 2002.  For additional information on this charge, see Note 15 - "Impairment of Long-Lived Assets" in the Notes to the Unaudited Financial Statements in this Report.  The $0.7 million, or 76.4%, decrease in taxes other than income taxes during the first six months of 2003 compared to the same period of 2002 was primarily the result of state franchise tax adjustments made during 2003 relating to 2002 and decreased payroll taxes as a result of the transfer of employees to other affiliates.

Equity Income from Investees

          Equity income from investees increased $14.2 million for the first six months of 2003 compared to the first six months of 2002 primarily due to increased equity earnings from Acadia as a result of the facility beginning commercial operations in the third quarter of 2002.  For additional information on Acadia, see Note 4 - "Equity Investment in Investees" in the Notes to the Unaudited Financial Statements in this Report.

Other Income (Expense), Net

          Other income (expense), net increased $0.8 million during the first six months of 2003 compared to the same period of 2002 primarily due to the accrual of a $0.8 million civil penalty agreed to in the Consent Agreement.  For additional information on the Consent Agreement, see Note 16 - "Subsequent Events - FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.

Interest Charges

          Interest charges increased $10.2 million, or 97.6%, during the first six months of 2003 compared to the first six months of 2002 primarily due to a change in the treatment of interest-related expenses associated with Midstream's asset development activity.  Prior to the third quarter of 2002 commencement of commercial operations at Perryville and Acadia, interest related to these projects was capitalized in accordance with SFAS No. 58.

Income Taxes

          Income tax expense for the first six months of 2003 decreased $48.6 million, providing a net tax benefit of $47.3 million, compared to the first six months of 2002.  Midstream's effective income tax rate for the first six months of 2003 increased to 38.2% from 29.1% compared to the first six months of 2002.  The increase in the effective income tax rate was largely due to a loss recognized by Perryville as a result of a $134.8 million impairment charge recorded in the first six months of 2003 combined with a non-tax deductible civil penalty of $0.8 million payable to the FERC in accordance with the Consent Agreement.  Adding to the variance was the impact of a favorable true-up amount recorded during the first six months of 2002 to reflect IRS audit adjustments.  For information on the impairment charge, see Note 15 - "Impairment of Long-Lived Assets" and for information on the Consent Agreement and FERC settlement, see Note 16 - "Subsequent Events - FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.  For information about the assumptions and estimates underlying Midstream's accounting for the effect of income taxes, see "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Critical Accounting Policies" in this Report.

CLECO POWER LLC
PART I - FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

          The financial statements of Cleco Power have been prepared pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although Cleco Power believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with Cleco Power's Financial Statements and the Notes included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002.

          The unaudited financial information included in the following financial statements reflects all adjustments of a normal recurring nature which are, in the opinion of management of Cleco Power, necessary for a fair presentation of the financial position and the results of operations for the interim periods.  Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors, and is not necessarily indicative of the results that may be expected for the full fiscal year.

CLECO POWER LLC STATEMENTS OF INCOME For the three months ended June 30, (UNAUDITED)
	2003	2002
	(Thousands)
Operating revenue
Electric operations	$ 171,267	$ 141,322
Energy trading, net	839	1,036
Other operations	7,984	6,782
Intercompany revenue	541	540
Gross operating revenue	180,631	149,680
Electric customer credits	(8,500)	(1,225)
Total operating revenue	172,131	148,455

Operating expenses
Fuel used for electric generation	36,855	30,678
Power purchased for utility customers	56,746	37,769
Other operations	15,087	16,745
Maintenance	8,744	9,528
Depreciation	13,354	13,255
Taxes other than income taxes	9,399	9,374
Total operating expenses	140,185	117,349

Operating income	31,946	31,106

Interest income	283	181
Allowance for other funds used during construction	717	512
Other expense, net	(812)	61

Income before interest charges	32,134	31,860

Interest charges
Interest charges, including amortization of debt expenses, premium and discount	7,551	7,267
Allowance for borrowed funds used during construction	(151)	(266)
Total interest charges	7,400	7,001

Net income before income taxes	24,734	24,859

Federal and state income taxes	9,481	9,478

Net income applicable to member's equity	$ 15,253	$ 15,381

The accompanying notes are an integral part of the financial statements.

CLECO POWER LLC STATEMENTS OF INCOME For the six months ended June 30, (UNAUDITED)
	2003	2002
	(Thousands)
Operating revenue
Electric operations	$ 310,134	$ 263,284
Energy trading, net	630	908
Other operations	15,179	13,231
Intercompany revenue	1,102	974
Gross operating revenue	327,045	278,397
Electric customer credits	(9,411)	(1,575)
Total operating revenue	317,634	276,822

Operating expenses
Fuel used for electric generation	69,598	57,237
Power purchased for utility customers	99,341	69,872
Other operations	27,467	30,151
Maintenance	15,496	15,611
Depreciation	26,596	25,980
Taxes other than income taxes	18,539	18,618
Total operating expenses	257,037	217,469

Operating income	60,597	59,353

Interest income	634	290
Allowance for other funds used during construction	1,627	922
Other expense, net	(1,437)	(145)

Income before interest charges	61,421	60,420

Interest charges
Interest charges, including amortization of debt expenses, premium and discount	14,677	14,008
Allowance for borrowed funds used during construction	(356)	(470)
Total interest charges	14,321	13,538

Net income before income taxes	47,100	46,882

Federal and state income taxes	15,909	17,403

Net income applicable to member's equity	$ 31,191	$ 29,479

The accompanying notes are an integral part of the financial statements.

CLECO POWER LLC BALANCE SHEETS (UNAUDITED)
	At June 30, 2003	At December 31, 2002
	(Thousands)
Assets
Utility plant and equipment
Property, plant and equipment	$ 1,655,864	$ 1,617,254
Accumulated depreciation	(708,140)	(680,305)
Net property, plant and equipment	947,724	936,949
Construction work-in-progress	72,639	76,131
Total utility plant, net	1,020,363	1,013,080

Current assets
Cash and cash equivalents	33,620	69,167
Customer accounts receivable (less allowance for doubtful accounts of $859 in 2003 and $846 in 2002)	34,686	25,467
Other accounts receivable	22,744	23,553
Accounts receivable - affiliates	3,595	9,296
Taxes receivable	-	18,123
Unbilled revenue	18,948	15,996
Fuel inventory, at average cost	17,064	13,309
Material and supplies inventory, at average cost	12,659	12,333
Margin deposits	523	-
Risk management assets	1,671	67
Accumulated deferred fuel	5,713	-
Accumulated deferred federal and state income taxes, net	2,365	3,652
Other current assets	4,453	4,234
Total current assets	158,041	195,197

Prepayments	8,675	8,733
Regulatory assets and liabilities - deferred taxes, net	80,892	65,268
Other deferred charges	58,016	56,167

Total assets	$ 1,325,987	$ 1,338,445

The accompanying notes are an integral part of the financial statements.

(continued on next page)

CLECO POWER LLC BALANCE SHEETS (Continued) (UNAUDITED)
	At June 30, 2003	At December 31, 2002
	(Thousands)
Liabilities and capitalization
Member's equity	$ 425,421	$ 424,695
Other comprehensive income	(914)	(914)
Long-term debt	410,546	335,517

Total capitalization	835,053	759,298

Current liabilities
Short-term debt	-	107,000
Long-term debt due within one year	-	25,000
Accounts payable	52,446	63,108
Accounts payable - affiliates	6,506	9,161
Customer deposits	21,182	21,069
Taxes accrued	36,615	-
Interest accrued	7,865	7,725
Accumulated deferred fuel	-	3,509
Risk management liabilities	-	1,935
Other current liabilities	2,062	2,779
Total current liabilities	126,676	241,286

Deferred credits
Accumulated deferred federal and state income taxes, net	291,731	274,205
Accumulated deferred investment tax credits	19,880	20,744
Other deferred credits	52,647	42,912
Total deferred credits	364,258	337,861

Total liabilities and capitalization	$ 1,325,987	$ 1,338,445

The accompanying notes are an integral part of the financial statements.

CLECO POWER LLC STATEMENTS OF CASH FLOWS For the six months ended June 30, (UNAUDITED)
	2003	2002
	(Thousands)
Operating activities
Net income applicable to member's equity	$ 31,191	$ 29,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,350	26,406
Provision for doubtful accounts	500	375
Allowance for other funds used during construction	(1,627)	(922)
Amortization of investment tax credits	(864)	(871)
Net deferred income taxes	2,313	1,110
Deferred fuel costs	(9,272)	(3,003)
Changes in assets and liabilities:
Accounts receivable	(8,910)	(18,214)
Accounts and notes receivable, affiliate	5,701	380
Unbilled revenue	(2,952)	(4,239)
Fuel, materials and supplies inventory	(4,081)	(38)
Prepayments	58	(384)
Accounts payable	(10,662)	(16,289)
Accounts payable, affiliate	(2,620)	656
Customer deposits	113	310
Other deferred accounts	7,848	3,397
Taxes accrued	54,738	25,151
Interest accrued	140	824
Margin deposits	(523)	(283)
Risk management assets and liabilities, net	(3,489)	93
Other, net	(936)	358
Net cash provided by operating activities	84,016	44,296
Investing activities
Additions to property, plant and equipment	(33,392)	(34,784)
Allowance for other funds used during construction	1,627	922
Proceeds from sale of property, plant and equipment	259	281
Net cash used in investing activities	(31,506)	(33,581)
Financing activities
Change in short-term debt, net	(107,000)	(51,792)
Retirement of long-term obligations	(25,000)	-
Issuance of long-term debt	75,000	75,000
Deferred financing costs	(557)	(3,775)
Distribution to parent	(30,500)	(31,000)
Net cash used in financing activities	(88,057)	(11,567)
Net decrease in cash and cash equivalents	(35,547)	(852)
Cash and cash equivalents at beginning of period	69,167	3,123
Cash and cash equivalents at end of period	$ 33,620	$ 2,271
Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 13,540	$ 17,262
Income taxes paid/(refunded)	$ (22,005)	$ 2,906

The accompanying notes are an integral part of the financial statements.

CLECO POWER LLC - NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

          Set forth below is information concerning the results of operations of Cleco Power for the three months and six months ended June 30, 2003, and June 30, 2002.  The following narrative analysis should be read in combination with Cleco Power LLC's Unaudited Financial Statements and the Notes contained in this Form 10-Q.

          Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the second quarter of 2003 and the second quarter of 2002 and the first six months of 2003 and 2002.  Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002.

          For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the second quarter of 2003 and the second quarter of 2002, see "Item 1 Financial Statements - Cleco Corporation - Management's Discussion and Analysis of Results of Operations - Comparison of the Three Months Ended June 30, 2003 and 2002 - Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

          For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2003 and the first six months of 2002, see "Item 1 Financial Statements - Cleco Corporation - Management's Discussion and Analysis of Results of Operations - Comparison of the Six Months Ended June 30, 2003 and 2002 - Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

INDEX TO APPLICABLE NOTES TO THE FINANCIAL STATEMENTS OF REGISTRANTS

Note 1	Reclassifications	Cleco Corporation and Cleco Power
Note 2	Disclosures about Segments	Cleco Corporation
Note 3	Restricted Cash	Cleco Corporation
Note 4	Equity Investment in Investees	Cleco Corporation
Note 5	Review of Trading Activities	Cleco Corporation and Cleco Power
Note 6	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 7	Cumulative Change in Accounting Principle - Accounting for Asset Retirement Obligation	Cleco Corporation and Cleco Power
Note 8	Accrual for Estimated Customer Credits	Cleco Corporation and Cleco Power
Note 9	Restructuring Charge	Cleco Corporation and Cleco Power
Note 10	Accounting for Stock-Based Compensation - Transition and Disclosure	Cleco Corporation
Note 11	Securities Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 12	Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 13	Debt	Cleco Corporation and Cleco Power
Note 14	Income Taxes	Cleco Corporation and Cleco Power
Note 15	Impairment of Long-Lived Assets	Cleco Corporation
Note 16	Subsequent Events	Cleco Corporation and Cleco Power

NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Reclassifications

          Certain financial statement items from prior periods have been reclassified to conform to the current year's presentation.  These reclassifications had no effect on net income or shareholders' (member's) equity.

Note 2 - Disclosures about Segments

          Cleco has determined that its reportable segments are based on Cleco's method of internal reporting, which disaggregates its business units by second-tier subsidiary.  Reportable segments were determined by applying SFAS No. 131.  Cleco's reportable segments are Cleco Power, Midstream, and Other.  The Other segment consists of the parent company, a shared services subsidiary, an investment subsidiary and the discontinued operations of UTS.  The Other segment subsidiaries operate within Louisiana and Delaware.

          Each reportable segment engages in business activities from which it earns revenue and incurs expenses.  Segment managers report periodically to Cleco's Chief Executive Officer (the chief decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco's Board of Directors.  Each reportable segment prepared budgets for 2003 that were presented to and approved by Cleco's Board of Directors.  The reportable segments exceeded the quantitative thresholds as defined in SFAS No. 131.

         The financial results of Cleco's segments are presented on an accrual basis.  Management evaluates the performance of its segments and allocates resources to them based on segment profit (loss) before preferred stock dividends.  Material intersegment transactions occur on a regular basis.

          The tables below present information about the reported operating results and net assets of Cleco's reportable segments.

Segment Information For the quarter ended June 30,
(Thousands)
2003	Cleco Power	Midstream	Other	Unallocated Items, Reclassifications & Eliminations	Consolidated

Revenue
Electric operations	$171,267	$-	$-	$-	$171,267
Tolling operations	-	28,032	-	-	28,032
Energy trading, net	839	(2,201)	-	1,284	(78)
Energy operations	-	19,360	-	-	19,360
Other operations	7,984	176	17	(222)	7,955
Electric customer credits	(8,500)	-	-	-	(8,500)
Intersegment revenue	541	126	10,482	(11,149)	-
Total operating revenue	$172,131	$45,493	$10,499	$(10,087)	$218,036

Depreciation expense	$13,354	$4,798	$274	$-	$18,426
Impairment of long-lived assets	$-	$134,773	$-	$-	$134,773
Interest charges	$7,400	$10,030	$4,570	$(3,678)	$18,322
Interest income	$283	$327	$3,701	$(3,590)	$721
Equity investment from investees	$-	$7,787	$-	$-	$7,787
Federal and state income taxes (benefit) expense	$9,481	$(49,076)	$(1,057)	$(73)	$(40,725)
Segment profit (loss) (1)	$15,253	$(79,028)	$(2,626)	$-	$(66,401)

Segment assets	$1,325,987	$828,536	$616,718	$(614,725)	$2,156,516

(1) Reconciliation of segment profit (loss) to consolidated profit:
		Segment profit (loss)		$(66,401)
		Unallocated items
		Preferred dividends		(457)
		Net income (loss) applicable
		to common stock		$(66,858)

2002	Cleco Power	Midstream	Other	Unallocated Items, Reclassifications & Eliminations	Consolidated

Revenue
Electric operations	$141,322	$-	$-	$-	$141,322
Tolling operations	-	13,874	-	-	13,874
Energy trading, net	1,036	1,749	-	3	2,788
Energy operations	-	7,007	-	-	7,007
Other operations	6,782	3,594	12	(12)	10,376
Electric customer credits	(1,225)	-	-	-	(1,225)
Intersegment revenue	540	1,943	8,626	(11,109)	-
Total operating revenue	$148,455	$28,167	$8,638	$(11,118)	$174,142

Depreciation expense	$13,255	$2,143	$298	$-	$15,696
Interest charges	$7,001	$5,275	$3,661	$(3,169)	$12,768
Interest income	$181	$87	$3,146	$(3,110)	$304
Equity investment from investees	$-	$788	$-	$-	$788
Federal and state income taxes (benefit) expense	$9,478	$991	$(905)	$-	$9,564
Segment profit (loss) (1)	$15,381	$2,684	$(283)	$-	$17,782

Segment assets	$1,214,538	$910,692	$494,246	$(403,963)	$2,215,513

(1) Reconciliation of segment profit (loss) to consolidated profit:
		Segment profit		$17,782
		Unallocated items
		Preferred dividends		(465)
		Net income applicable
		to common stock		$17,317

Segment Information For the six months ended June 30,
(Thousands)
2003	Cleco Power	Midstream	Other	Unallocated Items, Reclassifications & Eliminations	Consolidated

Revenue
Electric operations	$310,134	$-	$-	$-	$310,134
Tolling operations	-	51,809	-	-	51,809
Energy trading, net	630	(2,186)	-	1,283	(273)
Energy operations	-	38,014	-	-	38,014
Other operations	15,179	223	46	(236)	15,212
Electric customer credits	(9,411)	-	-	-	(9,411)
Intersegment revenue	1,102	201	20,438	(21,741)	-
Total operating revenue	$317,634	$88,061	$20,484	$(20,694)	$405,485

Depreciation expense	$26,596	$15,152	$528	$1	$42,277
Impairment of long-lived assets	$-	$134,773	$-	$-	$134,773
Interest charges	$14,321	$20,748	$8,100	$(7,329)	$35,840
Interest income	$634	$461	$7,545	$(7,241)	$1,399
Equity investment from investees	$-	$15,583	$-	$-	$15,583
Federal and state income taxes (benefit) expense	$15,909	$(47,317)	$(961)	$(117)	$(32,486)
Segment profit (loss) (1)	$31,191	$(76,404)	$(3,375)	$-	$(48,588)

Segment assets	$1,325,987	$828,536	$616,718	$(614,725)	$2,156,516

(1) Reconciliation of segment profit (loss) to consolidated profit:
		Segment profit (loss)		$(48,588)
		Unallocated items
		Preferred dividends		(934)
		Net income (loss) applicable
		to common stock		$(49,522)

				Unallocated
				Items,
	Cleco			Reclassifications
2002	Power	Midstream	Other	& Eliminations	Consolidated

Revenue
Electric operations	$263,284	$-	$-	$-	$263,284
Tolling operations	-	25,494	-	-	25,494
Energy trading, net	908	2,887	-	4	3,799
Energy operations	-	15,614	-	-	15,614
Other operations	13,231	3,964	32	(25)	17,202
Electric customer credits	(1,575)	-	-	-	(1,575)
Intersegment revenue	974	3,213	14,857	(19,044)	-
Total operating revenue	$276,822	$51,172	$14,889	$(19,065)	$323,818

Depreciation expense	$25,980	$4,215	$449	$-	$30,644
Interest charges	$13,538	$10,500	$6,632	$(6,090)	$24,580
Interest income	$290	$190	$6,068	$(6,020)	$528
Equity investment from investees	$-	$1,359	$-	$-	$1,359
Federal and state income taxes (benefit) expense	$17,403	$1,273	$(1,010)	$-	$17,666
Segment profit (loss) (1)	$29,479	$3,108	$(752)	$-	$31,835

Segment assets	$1,214,538	$910,692	$494,246	$(403,963)	$2,215,513

(1) Reconciliation of segment profit (loss) to consolidated profit:
		Segment profit		$31,835
		Unallocated items
		Preferred dividends		(937)
		Net income applicable
		to common stock		$30,898

Note 3 - Restricted Cash

          Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At June 30, 2003, $28.8 million of cash was restricted under the Evangeline senior secured bond indenture, $12.9 million of cash was restricted at Perryville under the terms of the Senior Loan Agreement, and $1.8 million of APH's cash was restricted under the terms of the Midstream credit facility.

Note 4 - Equity Investment in Investees

          Equity investment in investees represents Midstream's $270.1 million investment in Acadia and Cleco Energy's $0.7 million investment in Hudson.  Midstream's portion of earnings from Acadia for the second quarter of 2003, $7.8 million, is included in the $270.1 million equity investment in Acadia.  For the second quarter of 2003, no material earnings or losses were recorded for Hudson.

          Cleco reports its investment in Acadia on the equity method of accounting as defined in APB No. 18.

          The table below presents the components of Midstream's equity investment in Acadia.

At June 30, 2003
(Thousands)
Contributed assets (cash and land)	$ 250,612
Net income (inception to date)	30,446
Capitalized interest and other	19,504
Less: Cash distributions	(30,471)
Total equity investment in investee	$ 270,091

          Midstream's equity, as reported in the balance sheet of Acadia at June 30, 2003, was $250.6 million.  The difference of $19.5 million between the equity investment in investee and Midstream's equity was primarily the interest capitalized on funds used to contribute to Acadia and other miscellaneous charges related to the construction of the Acadia facility, as indicated in the table above.  The cash distributions of $30.5 million were used to pay interest on debt at the parent company relating to this investment and to reduce corporate debt associated with this investment.

          The table below contains unaudited summarized financial information for Acadia.  In May 2003, Acadia terminated its 580-MW, 20-year tolling agreement with Aquila Energy in return for a cash payment of $105.5 million from Aquila Energy.  Acadia made a $105.5 million distribution to Calpine.  In exchange for this distribution, Calpine entered into a new 580-MW tolling contract with Acadia and assumed the original ending date of the Aquila Energy tolling agreement, which is June 30, 2022.  Calpine will now market all of the output from Acadia under the terms of this new contract and an existing 20-year tolling agreement.  The Second Amended and Restated Limited Liability Company Agreement of Acadia, dated as of May 9, 2003 provided for APH receiving priority cash distributions and earnings as its consideration for the restructuring.  Also, Cleco will have more credit support available in the event Calpine does not fulfill its obligations under either tolling agreement.  Calpine has posted letters of credit totaling $28.0 million as of June 30, 2003.  An additional $12.0 million is required to be posted by the end of 2003, thereby increasing to $40.0 million the total letters of credit to be issued by Calpine.  No income statement information is presented for the three months and six months ended June 30, 2002, when the Acadia facility was in the construction phase and all costs were capitalized.

(Unaudited)	At June 30, 2003	At December 31, 2002
	(Thousands)
Current assets	$ 15,027	$ 12,712
Property, plant & equipment, net	489,588	496,098
Other assets	2,703	2,468
Total assets	$ 507,318	$ 511,278

Current liabilities	$ 4,087	$ 4,208
Partners' capital	503,231	507,070

Total liabilities and partners' capital.	$ 507,318	$ 511,278

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(Thousands)		(Thousands)
Total revenue	$ 21,397	$ -	$ 44,050	$ -
Termination agreement income	105,500	-	105,500	-
Total operating expenses	7,897	-	14,938	-

Net income	$ 119,000	$ -	$ 134,612	$ -

          Cleco Energy owns 50% of Hudson, which indirectly owns and operates natural gas pipelines in Louisiana.  Hudson also owns controlling interest in an entity that owns and operates a pipeline system in Texas.  The member's equity as reported in the balance sheet was $0.7 million, which equals the equity investment at Cleco Energy.

Note 5 - Review of Trading Activities

          In the third quarter of 2002, Cleco began reviewing certain energy trading activities, including transactions between Cleco Power and certain Midstream companies.  Cleco has determined that certain trading activities and other transactions may have violated the PUHCA, as well as various statutes and regulations administered by the FERC and the LPSC.

          Cleco has contacted the appropriate regulatory authorities, including the staffs of the FERC and the LPSC, and has held discussions with them concerning indirect sales of test power by Evangeline to Cleco Power, a regulated affiliate utility, other indirect acquisitions of purchased power by Cleco Power from Marketing & Trading, Cleco Power's indirect sales of power to Marketing & Trading, and other transactions between Cleco Power and Marketing & Trading.  These discussions have led to formal investigatory proceedings by the FERC and the LPSC, with which Cleco has cooperated.  These proceedings have entailed discovery measures by the agencies with jurisdiction over the referenced energy trading transactions and energy trading transactions in general between Cleco's power marketer subsidiaries.  At the same time, Cleco conducted its own internal investigations of Cleco's subsidiaries' energy trading activities for regulatory compliance.  On July 25, 2003, the FERC issued its order approving the Consent Agreement between FERC Staff and Cleco which settled the FERC's non-public investigation into certain transactions.  For more information about the Consent Agreement and FERC settlement, see Note 16 - "Subsequent Events - FERC Settlement."  The continuing LPSC investigation may result in determinations of possible or apparent violations in addition to those described in this Note and in Note 16.

          The indirect sales of test power by Evangeline occurred just prior to the commercial operation date of that plant in 2000.  More specifically, Evangeline sold test power directly to a third party to be resold to Cleco Power.  In addition, Marketing & Trading purchased test power in 2002 from Acadia and sold some of this power to a third party to be resold to Cleco Power.  Cleco Power's purchases from these third parties were at the same volumes and same prices as the third parties' purchases from Evangeline or Marketing & Trading and as Marketing & Trading's purchases from Acadia.  It appears some of these transactions may have potentially exceeded the pricing standards of the LPSC.  Management is unable to predict the remedial actions that may be taken with respect to these transactions by the LPSC.  For information about the FERC settlement concerning these transactions, see Note 16 - "Subsequent Events - FERC Settlement."

          During the years 1999 through 2002, Marketing & Trading and Cleco Power engaged in transactions in which power was sold indirectly between Marketing & Trading and Cleco Power through the use of a third party.  In these transactions, Marketing & Trading would either indirectly buy power from, or sell power to Cleco Power through the use of a third party.  It appears some of these transactions may have potentially exceeded the pricing standards of the LPSC and its guidance concerning affiliate relations.   Management is unable to predict the remedial actions that may be taken with respect to these transactions by the LPSC and cannot reasonably estimate Cleco's minimum probable contingency for these transactions.  For information about the FERC settlement concerning these transactions, see Note 16 - "Subsequent Events - FERC Settlement."

          From 1999 through mid-January 2002, the same personnel performed the trading operations of Cleco Power and Marketing & Trading.  Management believes this relationship and certain transactions described in this Note may be reviewed in Cleco Power's pending LPSC fuel audit.  For additional information on the fuel audit, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Fuel Audit."  For information about the FERC settlement concerning this issue, see Note 16 - "Subsequent Events - FERC Settlement."

          Cleco Power has recorded reserves which estimate the amount of potential refund to customers relating to credits received from Marketing & Trading and Evangeline, as required by the Consent Agreement.  Reserves have not been established for any other item relating to the current LPSC fuel audit because management is unable to predict the actions that may be taken by the LPSC and cannot reasonably estimate Cleco's minimum probable contingency for the fuel audit.  For information about the penalties and remedies contained in the Consent Agreement, see Note 16 - "Subsequent Events - FERC Settlement."

Note 6 - Recent Accounting Standards

          In January 2003, FASB released FIN 46, which expands the requirements of consolidation by including entities defined as "Variable Interest Entities" which depend on the financial support of a parent in order to maintain viability.  Detailed tests prescribed in FIN 46 can be used to determine the dependence of a Variable Interest Entity on a parent company.  Currently, Cleco does not have any interest in Variable Interest Entities, but does have equity investments that do not qualify for consolidation under FIN 46.  For information about Cleco's equity investments, see Note 4 - "Equity Investment in Investees."  FIN 46 is effective for all financial statements issued after January 31, 2003.

          In April 2003, FASB issued SFAS No. 149, which amends SFAS No. 133 by incorporating certain decisions made by the FASB as a part of the DIG process.  This pronouncement also amends several FASB statements as they relate to FASB Statement of Concepts 7 - Using Cash Flow Information and Present Value in Accounting Measurement.  Portions of this statement are currently effective since prior clearance on certain DIG issues was effective for dates prior to the issuance of SFAS No. 149.  Other portions of this pronouncement are effective after June 30, 2003.  The adoption of this standard will not have a material effect on Cleco's financial statements.

          In April 2003, FASB issued SFAS No. 150, which established standards on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Generally, a financial instrument which requires the entity to either repurchase the instrument in cash or other assets or requires the entity to issue a variable number of shares in order to redeem the financial instrument must be reported as liabilities and any dividends must be reported as interest costs.  Obligations to repurchase or settle the financial instrument upon the liquidation or termination of the entity are not within the scope of SFAS No. 150.  The provisions of the statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this standard will not have any effect on Cleco's financial statements.

Note 7 - Cumulative Change in Accounting Principle - Accounting for Asset Retirement Obligation

          Cleco has recorded an asset retirement obligation in accordance with SFAS No. 143 that became effective on January 1, 2003.  SFAS No. 143 requires an entity to record an asset retirement obligation when a regulatory, contractual, or other obligation exists which would require the entity to incur costs to retire the asset.  The asset retirement obligation for Cleco Power consists of the estimated costs of closing the solid waste facilities associated with one of its power plants that uses coal or lignite for fuel.  Due to an absence of contractual, regulatory, or other legally enforceable requirements to incur costs to retire assets, Midstream did not record an asset retirement obligation.

          Cleco Power recognizes an offset to the accretion and depreciation expenses associated with its asset retirement obligation in the form of a regulatory asset pursuant to SFAS No. 71.  Cleco Power recognizes a regulatory asset since management believes it is probable that the costs of closing its solid waste facilities will be collected from its customers through rates established by the LPSC.

          If SFAS No. 143 had been in effect in 2002, there would have been no impact on earnings per share for either the quarter ended June 30, 2002, or the six months ended June 30, 2002, net of income tax effect.  Since a change in earnings per share would not have occurred, proforma earnings per share disclosures are not presented.

          The table below discloses the proforma asset retirement obligation during the six months ended June 30, 2002, by segment, as if SFAS No. 143 had been effective in 2002.

	Asset Retirement Obligation at December 31, 2001	Obligation recognized on initial application	Obligation recognized on assets acquired	Accretion of obligation recognized through June 30, 2002	Asset Retirement Obligation at June 30, 2002
(Thousands)
Cleco Power	$ 286	$ -	$ -	$ 8	$ 294
Midstream	-	-	-	-	-
Total	$ 286	$ -	$ -	$ 8	$ 294

          The table below discloses the changes to the asset retirement obligation, by segment, during the six months ended June 30, 2003.

	Asset Retirement Obligation at December 31, 2002	Obligation recognized on initial application	Obligation recognized on assets acquired	Accretion of obligation recognized through June 30, 2003	Asset Retirement Obligation at June 30, 2003
(Thousands)
Cleco Power	$ -	$ 301	$ -	$ 11	$ 312
Midstream	-	-	-	-	-
Total	$ -	$ 301	$ -	$ 11	$ 312

Note 8 - Accrual for Estimated Customer Credits

          Cleco's reported earnings for the six months ended June 30, 2003, reflect a $9.4 million accrual within Cleco Power for estimated customer credits that are expected to be required under terms of an earnings review settlement reached with the LPSC in 1996.  The financial results of the third quarter of 2003 will impact the accrual of estimated credits to be refunded, if any.  The 1996 LPSC settlement, and a subsequent amendment, set Cleco Power's rates until September 30, 2004.  As part of the settlement, Cleco Power is allowed to retain all regulated earnings up to a 12.25% return on equity and to share equally with customers as credits on their bills all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity are credited to customers.  The amount of credits due customers, if any, is determined by the LPSC annually based on results for each 12-month period ended September 30.  The settlement provides for such credits to be made on customers' bills the following summer.  The LPSC's preliminary report for the cycle ended September 30, 2001, required a $0.6 million refund, which was credited to customers' bills in September 2002.  Cleco anticipates receiving the final report for the cycle ended September 30, 2001 in the fourth quarter of 2003.  The LPSC has not yet issued its preliminary report for the cycle ended September 30, 2002.  Management is unable to predict what Cleco Power's allowed return on equity will be after September 30, 2004.

          Cleco Power's Unaudited Balance Sheets, under the line item other deferred credits, reflect a $12.8 million accrual for estimated customer credits related to the 12-month cycles ended September 30, 2001, 2002, and 2003.  These amounts were recorded as a reduction in revenue due to the nature of the customer credits.  The accrual is based upon the original 1996 settlement, the resolution of annual issues as agreed between Cleco and the LPSC, and Cleco's assessment of issues that remain outstanding.

Note 9 - Restructuring Charge

          During September 2002, Cleco announced a companywide organizational restructuring.  During the fourth quarter of 2002, 123 employees accepted severance and 37 employees accepted an early retirement package.  The majority of these employees left during the fourth quarter of 2002.

          The following table shows the type of charges incurred, the amounts paid, the decrease in the amount originally recorded as a restructuring charge and the remaining balance in the associated liability accounts, where appropriate, that is still to be paid as of June 30, 2003, for Cleco Corporation.

Category of cost	Originally expensed in 2002	Paid through June 30, 2003	Change in original expense	Liability remaining
	(Thousands)
Cash items
Severance and other employee payouts, including associated payroll taxes	$ 6,509	$ 5,469	$ (474)	$ 566
Lease termination payments	592	127	-	465
Other	43	43	-	-
Total cash items	7,144	5,639	(474)	1,031
Noncash items
Special termination benefits	2,736	-	-	-
Write-off of leasehold improvements	284	-	-	-
Total noncash items	3,020	-	-	-
Total	$ 10,164	$ 5,639	$ (474)	$ 1,031

          The following table shows the type of charges incurred, the amounts paid, the decrease in the amount originally recorded as a restructuring charge and the remaining balance in the associated liability accounts, where appropriate, that is still to be paid as of June 30, 2003, for Cleco Power.

Category of cost	Originally expensed in 2002	Paid through June 30, 2003	Change in original expense	Liability remaining
	(Thousands)
Cash items
Severance and other employee payouts, including associated payroll taxes	$ 4,150	$ 3,821	$ (129)	$ 200
Share of affiliate severance payouts	1,314	1,243	(71)	-
Total cash items	5,464	5,064	(200)	200
Noncash items
Special termination benefits	2,368	-	-	-
Write-off of leasehold improvements	267	-	-	-
Total noncash items	2,635	-	-	-
Total	$ 8,099	$ 5,064	$ (200)	$ 200

          The amount recorded for the first six months ended June 30, 2003 relating to the restructuring charge is relatively small and is included in other operations expense on the Registrants' income statements.  No business segment or component of a business segment qualified as a discontinued operation as a result of this restructuring.

Note 10 - Accounting for Stock-Based Compensation - Transition and Disclosure

          In connection with incentive compensation plans in effect during the six-month period ended June 30, 2003, certain officers and key employees of Cleco Corporation were awarded shares of restricted Cleco Corporation common stock.  The cost of the restricted stock awards, as measured by the market value of the common stock at the time of the grant, is recorded as compensation expense during the periods in which the restrictions lapse.  As of June 30, 2003, the number of shares of restricted stock previously granted for which restrictions had not lapsed totaled 373,365 shares.

          Cleco Corporation records no charge to expense with respect to the granting of options at fair market value or above to employees or directors.  Options may be granted to certain officers, key employees, or directors of Cleco Corporation or its subsidiaries.  During 2003, Cleco Corporation granted options exercisable for 15,000 shares of common stock to re-elected directors.  The options have an exercise price approximately equal to the fair market value of the stock at grant date, are immediately exercisable, and expire after ten years.  In accordance with APB No. 25, no compensation expense for stock options granted has been recognized.

          At June 30, 2003, Cleco Corporation had two stock-based compensation plans: the LTICP and the ESPP.  APB No. 25 and related interpretations are applied in accounting for Cleco Corporation's plans.  Accordingly, no compensation cost has been recognized for stock options issued pursuant to the LTICP and stock issued under the ESPP.  Compensation cost has been recognized for restricted stock issued pursuant to Cleco Corporation's long-term incentive plan.  For the three months ended June 30, 2003, $1.1 million in expense was recognized, while $1.6 million in expense was recognized during the same period in 2002. For the six months ended June 30, 2003, $0.5 million in income was recognized, while $2.5 million in expense was recognized during the same period in 2002.  Had the compensation expense for Cleco Corporation's stock-based compensation plans been determined consistent with SFAS No. 123, net income and net income per common share would approximate the proforma amounts below:

	For the three months ended June 30,
	2003		2002
	(Thousands)
	As Reported	Pro Forma	As Reported	Pro Forma
SFAS No. 123 expense	$ -	$ 140	$ -	$ 200
Estimated reduction in income tax for SFAS No. 123 expense	-	(53)	-	(70)
Net income (loss) applicable to common stock	$(59,168)	$(66,945)	$ 17,317	$ 17,187
Basic net income (loss) per common share	$ (1.42)	$ (1.42)	$ 0.38	$ 0.37
Diluted net income (loss) per common share	$ (1.42)	$ (1.42)	$ 0.36	$ 0.35

	For the six months ended June 30,
	2003		2002
	(Thousands)
	As Reported	Pro Forma	As Reported	Pro Forma
SFAS No. 123 expense	$ -	$ 268	$ -	$ 335
Estimated reduction in income tax for SFAS No. 123 expense	-	(108)	-	(120)
Net income (loss) applicable to common stock	$(49,522)	$(49,682)	$ 30,898	$ 30,683
Basic net income (loss) per common share	$ (1.05)	$ (1.05)	$ 0.68	$ 0.67
Diluted net income (loss) per common share	$ (1.05)	$ (1.05)	$ 0.66	$ 0.65

          The effects of applying SFAS No. 123 in this proforma disclosure are not necessarily indicative of future amounts.  SFAS No. 123 is not applicable to awards prior to 1995.  Cleco Corporation anticipates making awards in the future under its stock-based compensation plans.

Note 11 - Securities Litigation and Other Commitments and Contingencies

          On November 22, 2002, a lawsuit was filed in the Ninth Judicial District Court, Rapides Parish, State of Louisiana, purportedly on behalf of a class of persons or entities who purchased Cleco Corporation's common stock during a specified period of time, hereinafter referenced as the Class Period.  Cleco Corporation refers to this lawsuit as the Securities Litigation.  In the Securities Litigation, the plaintiff alleges that Cleco Corporation issued a number of materially false and misleading statements during the Class Period, among other purposes, in order to cause the price of Cleco Corporation's stock to rise artificially.  The plaintiff alleges that, during the Class Period, Cleco Corporation failed to disclose the existence of the round-trip trades that Cleco Corporation disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.  The plaintiff also alleges that Cleco Corporation's financial information was not prepared in conformity with accounting principles generally accepted in the United States of America during the Class Period.  The defendants removed the lawsuit to the United States District Court for the Western District of Louisiana.  In May 2003, the lawsuit was dismissed without prejudice, allowing the plaintiff to re-file the lawsuit subject to certain stipulations and restrictions.  As of the date of this Report, the plaintiff has not re-filed the lawsuit.  Based on information currently available to management, Cleco Corporation does not believe the Securities Litigation will have a material adverse effect on Cleco's financial condition or results of operations.

          On April 18, 2003, a Shareholder's Derivative Complaint was filed by a shareholder of Westar, in the United States District Court for the District of Kansas.  The defendants named in the complaint are Westar, its Board of Directors, its former Chief Executive Officer, President and Chairman, and Cleco Corporation.  The complaint alleges violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and, in addition, breaches of fiduciary duties owed to Westar and/or for aiding and abetting such breaches.  The complaint asserts that Cleco Corporation aided and abetted the director defendants' breaches of fiduciary duties by engaging in round-trip trades with Westar.  The complaint seeks the award of unspecified compensatory damages against the defendants and the plaintiff's costs and disbursements of the lawsuit.  The lawsuit is still in its formative stages; therefore, management is unable to estimate the impact on Cleco's financial condition or results of operations.

          Cleco is involved in regulatory, environmental, and legal proceedings before various courts, regulatory commissions, and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts.  In several lawsuits, Cleco has been named as a defendant by individuals who claim injury due to exposure to asbestos while working at sites in central Louisiana.  Most of the claimants were workers who participated in the construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by Cleco.  Cleco's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  Cleco's management believes that the disposition of these matters will not have a material adverse effect on Cleco's financial condition, results of operations, or cash flow.

          For information regarding off-balance sheet commitments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Off-Balance Sheet Commitments."  For information regarding an additional contingency, see Note 5 - "Review of Trading Activities."  For information on the fuel audit, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Fuel Audit."  For information regarding a petition filed in Louisiana state court on July 24, 2003, see Note 16 - "Subsequent Events - Litigation."

          Cleco has accrued for liabilities to third parties, employee medical benefits, storm damages, and deductibles under insurance policies that it maintains on major properties, primarily generation stations and transmission substations.  Consistent with regulatory treatment, annual charges to operating expenses to provide a reserve for future storm damages are based upon the average amount of noncapital, uninsured storm damages experienced by Cleco Power during the previous six years.

Note 12 - Disclosures about Guarantees

          Cleco Corporation and Cleco Power have agreed to contractual terms that require them to pay amounts to third parties upon the occurrence of certain triggering events.  These contractual terms are generally defined as guarantees in FIN 45.  Guarantees issued or modified after December 31, 2002, that fall within the initial recognition scope of FIN 45 are required to be recorded as a liability.  Outstanding guarantees that fall within the disclosure scope of FIN 45 are required to be disclosed for all accounting periods ending after December 15, 2002.  Generally, Cleco's guarantees are not required to be recorded on the balance sheet; however, Cleco Power does have one guarantee recorded on its balance sheet, as described in the following paragraph.  The following paragraphs contain the disclosure requirements.

          Cleco Power entered into a new pension plan trustee agreement on June 30, 2003, in conjunction with a change of pension plan trustees.  A provision of the new pension plan trustee agreement requires Cleco Power to indemnify the new trustee for any damages it has to pay due to past actions of prior trustees.  The indemnification does not contain a specific maximum payment amount; however, management has estimated that the probable future payments under this guarantee are immaterial.  A discounted liability and related charge of less than $0.1 million was recorded in the second quarter of 2003.

          In its bylaws, Cleco Corporation has agreed to indemnify directors, officers, and employees who are made a party to a pending or completed suit, arbitration, investigation, or other proceeding whether civil, criminal, or administrative if the basis of inclusion arises as the result of acts conducted in the discharge of their official capacity.  Cleco Corporation has purchased various insurance policies to reduce the risks associated with the indemnification.  In its Operating Agreement, Cleco Power provides for the same indemnifications as described above.

          As a part of the sale of UTS, Cleco agreed to indemnify the purchaser for losses resulting from certain breaches.  Under the asset purchase agreement, UTS and its sole member have agreed to indemnify Quanta for losses resulting from certain breaches or failures by UTS and its sole member to fulfill their obligations under the asset purchase agreement and for taxes and other losses arising from events occurring prior to the sale.  The indemnification amount was limited to approximately $5.0 million and terminated on April 1, 2003.  The limitation does not apply to fraudulent misrepresentations.  At June 30, 2003, no amounts had been recorded for the indemnifications because no claim has been asserted by Quanta.

          Cleco Corporation issued several guarantees on behalf of Acadia.  One guarantee was issued to Aquila Energy, one of Acadia's initial tolling counterparties.  This guarantee was extinguished in May 2003 when the tolling agreement with Aquila Energy was terminated, and a subsidiary of Calpine entered into a new tolling agreement without requiring a guarantee from Cleco.  The other guarantee was issued to Acadia's construction contractor.  If Acadia cannot pay the contractor who built its plant, Cleco Corporation is obligated to pay 50% of the current contractor's amount outstanding.  At June 30, 2003, Cleco Corporation's 50% portion of the current contractor's amount outstanding was approximately $0.4 million.  Acadia began commercial operations during the third quarter of 2002, and this guarantee will terminate upon full payment of the Acadia construction contract.

          Cleco Corporation has issued guarantees and letters of credit to support the activities of Perryville, Midstream, Evangeline, Cleco Energy and Marketing & Trading.  These commitments are not within the scope of FIN 45 since these are guarantees of performance by wholly owned subsidiaries.  For information regarding these commitments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Off-Balance Sheet Commitments."

          As part of a lignite mining agreement entered into in 2001, Cleco Power and SWEPCO have agreed to pay the lignite miner's loan and lease principal obligations when due if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At June 30, 2003, Cleco Power's 50% exposure was approximately $29.2 million.  The lignite mining contract is in place until 2011.

Note 13 - Debt

          Cleco Corporation replaced its previous $225.0 million credit facility with a new facility on May 7, 2003.  The new facility is a $105.0 million, 364-day facility, which provides that borrowings outstanding on the maturity date may be converted into a nine-month term loan.  This facility provides support for the issuance of commercial paper and working capital and other needs.  The borrowing cost under the new facility is equal to LIBOR plus 1.625% which includes facility fees.  At June 30, 2003, $50.0 million was outstanding under the facility.  If Cleco Power or Midstream defaults under their respective facilities, then Cleco Corporation would be considered in default under this facility.  Off-balance sheet commitments will reduce the amount of credit available to Cleco Corporation under this facility by an amount equal to the stated or determinable amount of the primary obligation of such commitments.  Perryville's default on the Senior Loan Agreement, which is discussed further in Note 16 - "Subsequent Events - Mirant Bankruptcy - Perryville's Senior Loan Agreement," is not considered a default under this new credit facility.

          Cleco Power replaced its previous $107.0 million credit facility with a new facility on May 7, 2003.  The new facility is an $80.0 million, 364-day facility, which provides that borrowings outstanding on the maturity date may be converted into a nine-month term loan.  This facility will provide support for the issuance of commercial paper and working capital and other needs.  The borrowing cost under the new facility is equal to LIBOR plus 1.25% which includes facility fees.  At June 30, 2003, there were no borrowings under the facility.

          On April 28, 2003, Cleco Corporation issued $100.0 million aggregate principal amount of its senior unsecured notes at an interest rate of 7.0%.  The notes mature on May 1, 2008.  The net proceeds from the notes offering were used to repay outstanding borrowings under Cleco Corporation's revolving credit facility.  The notes were issued pursuant to Cleco Corporation's debt shelf registration statement (Registration No. 333-33098).  No additional debt securities may be offered and sold under this shelf registration statement.

          On April 28, 2003, Cleco Power issued $75.0 million aggregate principal amount of its senior unsecured notes at an interest rate of 5.375%.  The notes mature on May 1, 2013.  The net proceeds from the notes offering were used to repay outstanding borrowings under Cleco Power's revolving credit facility.  The notes were issued pursuant to Cleco Power's debt shelf registration statement (Registration No. 333-52540).  Cleco Power has issued a total of $150.0 million in aggregate principal amount of debt securities pursuant to the shelf registration statement, leaving $50.0 million of availability for future issuance.

Note 14 - Income Taxes

          Cleco Corporation's effective income tax rate for the second quarter of 2003 was 38.0% compared to 35.0% in the same period of 2002.  Cleco Corporation's effective income tax rate for the six months ended June 30, 2003 was 40.1% compared to 35.7% in the same period of 2002.  The increases in the effective income tax rates were primarily attributable to a loss recognized by Perryville as a result of a $134.8 million impairment charge recorded in June 2003 combined with a non-tax deductible civil penalty of $0.8 million payable to FERC in accordance with the Consent Agreement.  For information on the impairment charge, see Note 15 - "Impairment of Long-Lived Assets" and for information on the Consent Agreement, see Note 16 - "Subsequent Events - FERC Settlement."

          Cleco Power's effective income tax rate for the six months ended June 30, 2003 decreased from 37.1% to 33.8% compared to the same period in 2002.  The decrease in the effective income tax rate was largely due to the carryforward of a 2002 state net operating loss, which greatly reduced current state income tax expense, as computed using the flow-through method of accounting for state income taxes, in accordance with LPSC guidelines.  Contributing to the decrease in the effective income tax rate was an adjustment related to an internal review of accumulated deferred income taxes.

Note 15 - Impairment of Long-Lived Assets

          Perryville, a wholly owned subsidiary of Midstream owns and operates a 725-MW natural gas-fired power plant near Perryville, Louisiana.  The Perryville facility consists of approximately 565 MW of combined-cycle capacity and approximately 160 MW of peaking capacity.  In July 2001, Perryville entered into the Perryville Tolling Agreement, a 20-year capacity and energy agreement for Perryville's entire capacity with MAEM, a subsidiary of Mirant.  Under the terms of the Perryville Tolling Agreement, MAEM is obligated to supply natural gas to fuel the Perryville facility and is entitled to all the capacity and energy from the facility.  Perryville is obligated to be available to provide its energy conversion services, within specified efficiency parameters, when MAEM requires.  The agreement requires MAEM to pay Perryville various capacity reservation and fixed operations and maintenance fees, the amounts of which depend upon the type of capacity and ultimate availability achieved by the facility.  In addition to the capacity reservation and fixed operating and maintenance payments from MAEM, Perryville is entitled to collect revenues associated with variable operating and maintenance expenses based on actual output from the facility.

          In May 2003, Perryville signed a letter of intent to sell the Perryville facility to an Entergy subsidiary.  Pursuant to the letter of intent, the sale is contingent upon execution of a definitive purchase agreement; obtaining necessary approvals from state and federal regulators, including the LPSC, the FERC and the SEC; completion of a due diligence review by Entergy; the settlement of various project-related contracts; and other customary closing conditions.  The letter of intent expires on August 15, 2003, or upon signing a definitive purchase agreement, whichever is earlier.   Perryville does not expect to execute a definitive purchase agreement that is consistent with the commercial terms of the letter of intent before August 15, 2003.  However, Entergy has informed Cleco that it may be willing to continue to negotiate with Cleco regarding the sale of the Perryville facility and management intends to continue to negotiate with Entergy, Mirant and the Perryville lenders, even after the expiration of the letter of intent.

          Prior to the July 14, 2003 filing by Mirant and certain of its subsidiaries, including MAEM, for voluntary protection under Chapter 11 of the U.S. Bankruptcy Code, the carrying value of the Perryville facility was compared to its undiscounted, probability-weighted, future cash flows.  That calculation, pursuant to SFAS No. 144, corresponded largely to the future cash flows expected to be received under the Perryville Tolling Agreement.  Due to Mirant's bankruptcy filing, the probability weighting of future cash flows under possible scenarios, as required by SFAS No. 144, has changed significantly.  As a result of the change in probability weighting of Perryville's undiscounted future cash flows, management believes the carrying value of Perryville's long-lived assets is impaired; therefore, the carrying value of these assets has been reduced to fair value.  While the fair value of Perryville's assets can be measured several ways, management believes Perryville's fair value is best evidenced by current market indicators of transactions between willing buyers and sellers as opposed to the discounted cash flows from a subjective, probability-weighted calculation.  The difference between Perryville's carrying value and its fair value as determined by current market indicators of transactions between willing buyers and sellers, resulted in an impairment charge of $134.8 million in the second quarter of 2003.  This charge is presented in a separate line item in the "Operating Expenses" section of the Unaudited Consolidated Statements of Income.  Future earnings could be realized if Cleco receives value from the Mirant bankruptcy process.  For information on the impact of the Mirant bankruptcy on Cleco, see Note 16 - "Subsequent Events-Mirant Bankruptcy."

Note 16 - Subsequent Events

Mirant Bankruptcy

          In 2001, Perryville entered into the Perryville Tolling Agreement with MAEM.  Subsequent to several restructurings of the Perryville Tolling Agreement, Mirant and MAI provided guarantees which support MAEM's obligations under the Perryville Tolling Agreement.  On July 14, 2003, Mirant, MAEM, MAI and certain other Mirant subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas.  Under the terms of the Perryville Tolling Agreement, Perryville invoiced MAEM for $4.5 million of tolling revenue and $1.8 million of long-term service agreement reimbursement for June activity.  Perryville recorded a reserve for uncollectible accounts of $6.3 million at June 30, 2003, since MAEM did not make the payment that was due on July 21, 2003.  This charge is included in the "Operating Expenses" section of the Unaudited Consolidated Statements of Income.

Perryville's Senior Loan Agreement

          The bankruptcy filing by Mirant and certain of its subsidiaries was an event of default under Perryville's Senior Loan Agreement.  This event of default gives the lenders holding in aggregate at least 66-2/3% of the outstanding senior loan the right, but not the obligation, to declare any outstanding principal and interest immediately due and payable, which as of June 30, 2003 was $135.7 million.  As such, Perryville's debt is considered short-term debt and is classified in the current liabilities section of the balance sheet.  As required under the Senior Loan Agreement, Perryville gave timely notice of the event of default to KBC, the agent bank.  Other remedies available to the lenders due to this event of default include foreclosure on Cleco's membership interest in Perryville, as well as the Perryville assets themselves.  In addition, the lenders could seize control of all cash in any restricted accounts related to the Senior Loan Agreement.  In the event the lenders choose to exercise their right to foreclose and Cleco cannot obtain funding from other sources to repay all amounts outstanding under the Senior Loan Agreement, the lenders may take ownership of Cleco's membership interest in Perryville and/or the Perryville assets which were pledged as collateral against the Senior Loan Agreement.  If the lenders foreclose on Cleco's membership interest in Perryville, they would indirectly own all of Perryville's assets, including any rights to damages from Mirant for breach of the Perryville Tolling Agreement.  Foreclosure by the lenders may result in an additional loss of Cleco's equity in Perryville, which at June 30, 2003, was approximately $5.0 million.  Management is unable to predict any subsequent action that KBC or the lenders may take under the Senior Loan Agreement.  However, since Perryville's Senior Loan Agreement is nonrecourse to Cleco Corporation (other than a guarantee of the current year's debt service, which as of June 30, 2003 was $7.4 million), this default should have no impact on any other credit facility or financing arrangement of Cleco Corporation or its other subsidiaries.

Status of the Possible Sale of Perryville to Entergy

          Currently, management is analyzing the impact of Mirant's bankruptcy filing on the possible sale of the Perryville facility to Entergy.  Management believes the eventual sale of Perryville to Entergy is still possible, but subsequent events in the Mirant bankruptcy proceedings could significantly delay, disrupt, or prevent any sale.

          In May 2003, Perryville signed a letter of intent to sell the 725-MW Perryville facility to an Entergy subsidiary.  Pursuant to the letter of intent, the sale is contingent upon execution of a definitive purchase agreement; obtaining necessary approvals from state and federal regulators, including the LPSC, the FERC and the SEC; completion of a due diligence review by Entergy; the settlement of various project-related contracts; and other customary closing conditions.  The letter of intent expires on August 15, 2003, or upon signing a definitive purchase agreement, whichever is earlier.   Perryville does not expect to execute a definitive purchase agreement that is consistent with the commercial terms of the letter of intent before August 15, 2003.  However, Entergy has informed Cleco that it may be willing to continue to negotiate with Cleco regarding the sale of the Perryville facility and management intends to continue to negotiate with Entergy, Mirant and the Perryville lenders, even after the expiration of the letter of intent.

          In connection with the signing of the letter of intent, Perryville, Mirant, MAEM, MAI, PEH, and Cleco entered into a Termination Agreement. Under the Termination Agreement, upon the closing of the sale of Perryville to Entergy, (i) MAEM agreed to make certain cash payments to Perryville; (ii) the parties agreed to terminate the Perryville Tolling Agreement, the guarantees of Mirant and MAI, the Subordinated Loan Agreement (provided by MAEM as part of a negotiated settlement related to the failure by MAEM under the Perryville Tolling Agreement to post a substantial letter of credit upon Mirant's failure to maintain a certain credit rating), and certain other related documents; and (iii) Perryville agreed to release any other claims arising from a termination of the Perryville Tolling Agreement.  As part of the Termination Agreement, Mirant provided a letter of credit in favor of Perryville to support its payment obligations under the Termination Agreement.  Under the current terms of the Termination Agreement, if no definitive purchase agreement is signed by Perryville and Entergy on or before August 15, 2003, the Termination Agreement will expire and Perryville and the appropriate Mirant entities will continue to be bound by the Perryville Tolling Agreement and the Subordinated Loan Agreement.  Management does not expect a definitive purchase agreement to be signed by August 15, 2003; and therefore, expects the Termination Agreement to expire pursuant to its terms on August 15, 2003.  Management intends to continue to negotiate with Mirant even after the expiration of the Termination Agreement.

          At the time of or prior to confirmation of Mirant's plan of reorganization, Mirant can elect to assume or reject any of its executory contracts, including the Perryville Tolling Agreement and, prior to August 15, 2003, the Termination Agreement.  If Mirant assumes one or both of these contracts, the assumed contracts continue in force and Mirant would be required to cure any defaults under such contracts.  If Mirant rejects one or both of these contracts, Mirant would have no further obligation under that contract and Perryville would be entitled to assert a prepetition claim against Mirant for damages resulting from Mirant's breach of the contract.  During the time between the bankruptcy filing and Mirant's decision to assume or reject either of these contracts, Perryville is required to perform and is not allowed to sell any of Perryville's capacity or energy to third parties, and Mirant is authorized to perform under each of the contracts.  If Mirant does not perform under the contracts prior to their rejection or assumption, Perryville is entitled to assert a post-petition administrative priority claim for the value of Perryville's post-petition performance.  Mirant likely will assess the economics of continued performance under each of these contracts versus the nonperformance damages to be asserted by Perryville, if the contracts are rejected.  With respect to the Perryville Tolling Agreement, these damages likely would be based primarily on the difference between tolling payments Perryville would have received under the Perryville Tolling Agreement for the remainder of its term and payments Perryville would receive under any replacement contract in the market, although calculation of these damages would be further complicated if any sale of Perryville is consummated.  If the facility is not sold under these circumstances, Perryville would be allowed to continue to operate the facility and could choose the most optimal alternative to market its capacity and energy.  Currently, it is unclear whether Mirant will assume or reject the Perryville Tolling Agreement or the Termination Agreement.

FERC Settlement

          On July 25, 2003, the FERC issued an order approving a Consent Agreement between the FERC Staff and Cleco that settled the FERC's non-public investigation begun after Cleco's disclosure in November 2002 of certain energy marketing and trading practices.  This order, which includes the Consent Agreement, is attached to this Report as Exhibit 99(e).  By its terms, the Consent Agreement becomes effective 30 days after the date of issuance of the FERC's order approving it, or August 24, 2003 (the Effective Date).  As a part of the settlement, Cleco agreed to several penalties and remedies.

Revocation of Marketing & Trading's market-based rate authority will occur as of the Effective Date, except for minimal market-based sales to meet existing contractual obligations which will expire or otherwise be terminated on or before December 31, 2003. Marketing & Trading may reapply to the FERC for market-based rate authority on the earlier of December 31, 2004 or one year from the cessation of market-based rate sales.

Refunds of $2.0 million by Marketing & Trading and $0.1 million by Evangeline, for profits obtained through various affiliate energy marketing and trading transactions between 1999 and 2002, will be made to Cleco Power within 30 days of the Effective Date.

Payment of a $0.8 million civil penalty will be made to FERC within 30 days of the Effective Date.
Agency agreements for wholesale power or transmission services between Cleco's public utility subsidiaries (Cleco Power, Marketing & Trading, Evangeline, Acadia, and Perryville) may not exist after the Effective Date without FERC's prior authorization.

A separation of Cleco Power's trading floors in order to separate employees engaged in retail sales functions from those engaged in wholesale sales functions must take place within 60 days of the Effective Date.

A filing by Cleco's public utility subsidiaries to FERC of revised codes of conduct, as contained in the Consent Agreement, must be made within 30 days of the Effective Date. The codes of conduct will more stringently control affiliate transactions.

Implementation of an internal control compliance plan for FERC regulatory compliance for Cleco's public utility subsidiaries, as contained in the Consent Agreement, according to various time deadlines specified in the compliance plan will be required. The compliance plan has a three-year term, beginning with the Effective Date, and requires periodic reporting to FERC Staff regarding the implementation of and continued compliance with the plan.

          The civil penalty to be paid to FERC and refunds to Cleco Power were recorded in June and July 2003.  Cleco Power will refund approximately $1.2 million to customers through fuel cost adjustments over 12 months beginning in August 2003.  Cleco will work with the LPSC in the coming months to determine the appropriate regulatory treatment for the remaining funds.

Litigation

          On July 24, 2003, a petition was filed in the 27th Judicial District Court, Parish of St. Landry, by several Cleco Power customers.  The named defendants are Cleco Corporation, Cleco Power, Midstream, Marketing & Trading, Evangeline, Acadia, and Westar.  The plaintiffs are seeking class action status on behalf of all Cleco Power's retail customers, and their petition centers around Cleco's trading activities first disclosed by Cleco in November 2002.  The plaintiffs allege, among other things, that the defendants' conduct was in violation of Louisiana antitrust law.  They seek treble damages, restitution, injunctive and other relief.  The lawsuit is still in its formative stages; therefore, management is unable to estimate the impact on Cleco's financial condition or results of operations.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in combination with the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002, and Cleco Corporation's and Cleco Power's Unaudited Financial Statements contained in this Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.

RESULTS OF OPERATIONS

         Please read "Item 1 Financial Statements - Cleco Corporation - Management's Discussion and Analysis of Results of Operations" and "Item 1 Financial Statements - Cleco Power LLC - Narrative Analysis of Results of Operations" of this Form 10-Q, which discussions are incorporated herein by reference.

FINANCIAL CONDITION

Liquidity and Capital Resources

          Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions.  Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, Cleco's credit rating, the credit rating of Cleco's subsidiaries, the operations of projects funded and the credit ratings of project counterparties.  On March 24, 2003, Moody's downgraded the senior unsecured debt ratings of Cleco Corporation to Baa3 from Baa1, the senior secured debt ratings of Cleco Power to A3 from A2, and the senior unsecured debt ratings of Cleco Power to Baa1 from A3.  Moody's noted that the ratings outlook for Cleco Corporation is negative and the ratings outlook for Cleco Power is stable.  In its press release, Moody's stated that the downgrade reflected deterioration in the credit quality of Cleco's unregulated power plants and the adverse underlying market conditions for merchant generation in the SERC region.  In addition, Moody's stated that the stable outlook for Cleco Power reflected the relative strength of the utility, constructive regulatory relations, reasonable amounts of leverage and strong cash flows.  On March 26, 2003, Standard & Poor's Ratings Services affirmed its senior unsecured debt ratings of Cleco at BBB- and Cleco Power at BBB.  Both Cleco's and Cleco Power's senior unsecured debt ratings were taken off CreditWatch, but Standard & Poor's stated that the outlook for the ratings is negative due to continued uncertainties surrounding Cleco's unregulated merchant energy activities.  On June 23, 2003, Moody's revised its outlook for the Evangeline senior secured bonds to positive from negative.  Currently, Moody's rates the Evangeline bonds B3.  Moody's stated that this action reflected improvement in the credit quality of Evangeline's tolling party guarantor, The Williams Companies, Inc.  Cleco notes that these credit ratings are not recommendations to buy, sell or hold securities.  Each rating should be evaluated independently of any other rating.  If Cleco Corporation's or Cleco Power's credit ratings continue to be downgraded, Cleco Corporation or Cleco Power could be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.

          The parent companies of Cleco's tolling counterparties are The Williams Companies, Mirant, and Calpine.  Williams and Calpine have issued guarantees of the payment obligations of the respective tolling counterparties under the tolling agreements.  The credit ratings of these parent companies have been downgraded below investment grade, and in some cases, placed on negative credit watch for possible further downgrade by one or more rating agencies.  Mirant and certain of its affiliates filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 14, 2003.  This bankruptcy has significant financial, operational, and business impacts on Cleco, the most significant of which are related to the Perryville Tolling Agreement, the Senior Loan Agreement at Perryville for which KBC acts as agent, the Subordinated Loan Agreement, and the possible sale of the Perryville facility to Entergy.  For information regarding the effects of Mirant's bankruptcy, see Note 16 - "Subsequent Events - Mirant Bankruptcy" in the Notes to the Unaudited Financial Statements in this Report.

          Under power and gas trading agreements entered into by Marketing & Trading with various counterparties, the counterparties have the right to request Cleco Corporation to provide credit support if the counterparty assesses Cleco Corporation's creditworthiness as unsatisfactory.  Under these agreements, the counterparties can request credit support, but Cleco may opt to liquidate the transactions and pay liquidating damages to the counterparties as applicable in accordance with the terms and conditions of the contracts.  As of June 30, 2003, the amount Cleco Corporation would have been required to pay if all power and gas trading counterparties that had credit exposure to Cleco requested credit support and Cleco Corporation exercised its option not to provide credit support was approximately $0.6 million.  If Cleco Corporation instead elected to provide the requested credit support on all transactions outstanding and did not exercise its right to liquidate the transactions, Cleco Corporation would have been required to post approximately $2.3 million in credit support as of June 30, 2003.  The discontinuation of Cleco's speculative trading activities during the fourth quarter of 2002 has significantly reduced the amount of required credit support relating to its trading activities.  However, the amount Cleco Corporation is required to pay at any point in the future remains dependent on changes in the market price of power and gas, the changes in open power and gas positions, and changes in the amount counterparties owe Cleco Corporation.  Changes in any of these factors could cause the amount of requested credit support to increase or decrease.

Other

          Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At June 30, 2003, $28.8 million of cash was restricted under the Evangeline senior secured bond indenture, $12.9 million of cash was restricted at Perryville under the terms of the Senior Loan Agreement, and $1.8 million of APH's cash was restricted under the terms of the Midstream credit facility.

Debt

          At June 30, 2003 and December 31, 2002, $213.4 million and $315.3 million, respectively, of short-term debt was outstanding in the form of bank loans.  If Cleco Corporation were to default under covenants in its various credit facilities, Cleco Corporation would be unable to borrow additional funds from the credit facilities.  Perryville's default on the Senior Loan Agreement, as described below under "- Midstream" and in Note 16 - "Subsequent Events - Mirant Bankruptcy - Perryville's Senior Loan Agreement" in the Notes to the Unaudited Financial Statements in this Report, is not considered a default under Cleco's new credit facility.  If Cleco Corporation's credit rating as determined by outside rating agencies were to be downgraded, Cleco Corporation could be required to pay additional fees and higher interest rates.  As a result of the downgrades described above in "- Liquidity and Capital Resources," Cleco Corporation's interest rate increased by 0.06% and Cleco Power's increased by 0.2%.  At June 30, 2003, Cleco Corporation was in compliance with the covenants in its credit facilities.

          The following table shows short-term debt by subsidiary:

Subsidiary	At June 30, 2003	At December 31, 2002
	(Thousands)
Cleco Corporation (Holding Company Level)
Bank loans	$ 50,000	$ 171,550
Cleco Power
Bank loans	-	107,000
Midstream
Bank loans	163,448	36,750
Total	$ 213,448	$ 315,300

Cleco Corporation (Holding Company Level)

          Short-term debt decreased at Cleco Corporation by $121.6 million at June 30, 2003, compared to December 31, 2002, primarily due to the issuance of $100.0 million of notes on April 28, 2003 as discussed below.  A revolving credit facility for Cleco Corporation in the amount of $225.0 million, which was scheduled to terminate on June 4, 2003, provided for an optional conversion to a one-year term loan.  Cleco Corporation's borrowing cost under this facility was equal to LIBOR plus 1.25%, including facility fees.  Cleco Corporation replaced this credit facility with a new facility on May 7, 2003.  The new facility is a $105.0 million, 364-day facility, which provides that borrowings outstanding on the maturity date may be converted into a nine-month term loan.  This facility provides support for the issuance of commercial paper and working capital and other needs.  At June 30, 2003, Cleco Corporation's borrowing cost under this facility was equal to LIBOR plus 1.625%, including facility fees, and the weighted average cost of the borrowings was 2.94%.  If Cleco Power or Midstream defaults under their respective facilities, Cleco Corporation would be considered in default under this facility.  Perryville's default on the Senior Loan Agreement, as described below under "- Midstream" and in Note 16 - "Subsequent Events - Mirant Bankruptcy - Perryville's Senior Loan Agreement" in the Notes to the Unaudited Financial Statements in this Report, is not considered a default under Cleco's new credit facility.  Off-balance sheet commitments entered into by Cleco with third parties for certain types of transactions between those parties and Cleco's subsidiaries, other than Cleco Power, reduce the amount of credit available to Cleco Corporation under the facility by an amount equal to the stated or determinable amount of the primary obligation.  At June 30, 2003, there was $50.0 million drawn on the facility, leaving $55.0 million available.  The $55.0 million at June 30, 2003 was further reduced by off-balance sheet commitments of $24.6 million, leaving available capacity of $30.4 million.  Cash and cash equivalents available at June 30, 2003 were $28.5 million combined with $30.4 million facility capacity for total liquidity of $58.9 million.  For more information about these commitments see "- Off-Balance Sheet Commitments."  The amount of off-balance sheet commitments and other indebtedness incurred by Cleco Corporation and reduction of the available amount of the facility was $49.2 million at December 31, 2002.  An uncommitted line of credit with a bank in an amount up to $5.0 million also is available to support Cleco Corporation's working capital needs.

          In August 2002, a portion of the Senior Loan Agreement was converted to the Subordinated Loan Agreement in the amount of $100.0 million.  In October 2002, the remainder of the $151.9 million senior loan was terminated and replaced with a five-year $145.8 million loan with a group of lenders led by KBC acting as agent.  The interest rate on both loans resets quarterly.  It is based on LIBOR plus a spread, and the rate at June 30, 2003, was 2.60%.  The spread is 1.50% for the first two years and 1.65% for the following three years.  The loans provide for quarterly principal and interest payments.  Cleco provides a guarantee to pay interest and principal under the Senior Loan Agreement should Perryville be unable to pay its debt service.  At June 30, 2003, the amount guaranteed was $7.4 million.  Also, under the terms of the Senior Loan Agreement, specified amounts are required to be maintained in restricted cash accounts for debt service payments, major maintenance, and operating needs.  At June 30, 2003, there was $12.9 million in these restricted cash accounts.  The Senior Loan Agreement is collateralized by Cleco Corporation's membership interest in Perryville.  The Subordinated Loan Agreement also is collateralized by Cleco Corporation's membership interest in Perryville, subordinate to claims under the Senior Loan Agreement.  The Senior Loan Agreement is scheduled to mature on October 1, 2007, and the Subordinated Loan Agreement is scheduled to mature on December 31, 2007.  The bankruptcy filing by Mirant and certain of its subsidiaries was an event of default under Perryville's Senior Loan Agreement.  This event of default gives the lenders holding in aggregate at least 66-2/3% of the outstanding senior loan the right, but not the obligation, to declare any outstanding principal and interest immediately due and payable, which as of June 30, 2003 was $135.7 million.  However, since Perryville's Senior Loan Agreement is nonrecourse to Cleco Corporation (other than to the extent of the guarantee discussed above), this default is not an event of default under any other credit facility or financing arrangement of Cleco Corporation or its other subsidiaries.  In the event the lenders choose to exercise their right to foreclose and Cleco cannot obtain funding from other sources to repay all amounts outstanding under the Senior Loan Agreement, the lenders may take ownership of the Perryville assets and/or Cleco's membership interests in Perryville which were pledged as collateral against the Senior Loan Agreement.  Foreclosure by the lenders may result in an additional loss of Cleco's equity in Perryville, which at June 30, 2003, was approximately $5.0 million.  Management is unable to predict subsequent action by KBC or the lenders under the agreement.  For additional information on the effects of Mirant's bankruptcy filing, see Note 16 - "Subsequent Events - Mirant Bankruptcy" in the Notes to the Unaudited Financial Statements in this Report.

          On April 28, 2003, Cleco Corporation issued $100.0 million aggregate principal amount of its senior unsecured notes at an interest rate of 7.0%.  The notes mature on May 1, 2008.  The net proceeds from the notes offering were used to repay outstanding borrowings under its revolving credit facility.  The notes were issued pursuant to Cleco Corporation's debt shelf registration statement (Registration No. 333-33098).  No additional debt securities may be offered and sold under this shelf registration statement.

Cleco Power

          Short-term debt decreased at Cleco Power by $107.0 million at June 30, 2003, compared to December 31, 2002, primarily due to the issuance of $75.0 million of senior notes on April 28, 2003.  A revolving credit facility for Cleco Power in the amount of $107.0 million, which was scheduled to terminate on June 4, 2003, provided for an optional conversion to a one-year term loan.  Cleco Power's borrowing cost under this facility was equal to LIBOR plus 1.00%, including facility fees.  Cleco Power replaced this credit facility with a new facility on May 7, 2003.  The new facility is an $80.0 million, 364-day facility, which provides that borrowings outstanding on the maturity date may be converted into a nine-month term loan.  This facility provides support for the issuance of commercial paper and working capital and other needs.  At June 30, 2003, no amounts were outstanding under this facility and Cleco Power's borrowing cost under this facility was equal to LIBOR plus 1.25%, including facility fees.  An uncommitted line of credit with a bank in an amount up to $5.0 million also is available to support Cleco Power's working capital needs.  Cash and cash equivalents available at June 30, 2003 were $33.6 million combined with $80.0 million facility capacity for a total of $113.6 million.

          On April 28, 2003, Cleco Power issued $75.0 million aggregate principal amount of its senior unsecured notes at an interest rate of 5.375%.  The notes mature on May 1, 2013.  The net proceeds from the notes offering were used to repay outstanding borrowings under its revolving credit facility.  The notes were issued pursuant to Cleco Power's debt shelf registration statement (Registration No. 333-52540).  Cleco Power has issued a total of $150.0 million in aggregate principal amount of debt securities pursuant to the shelf registration statement, leaving $50.0 million of availability for future issuance.

Midstream

          Short-term debt increased at Midstream by $126.7 million at June 30, 2003, compared to December 31, 2002, primarily due to the reclassification of the Perryville debt to short-term debt.  This increase partially was offset by quarterly pay down of debt on the Midstream credit facility.  The bankruptcy filing by Mirant and certain of its subsidiaries was an event of default under Perryville's Senior Loan Agreement which gives the lenders holding at least 66-2/3% of the outstanding senior loan the right to declare any outstanding principal and interest immediately due and payable, which as of June 30, 2003 was $135.7 million.  For additional information on Perryville's Senior Loan Agreement, see Note 16 - "Subsequent Events - Mirant Bankruptcy - Perryville's Senior Loan Agreement" in the Notes to the Unaudited Financial Statements in this Report.  Midstream has a $36.8 million credit facility that expires in March 2004.  The facility is used to support Midstream's generation activities, and outstanding balances are guaranteed by Cleco Corporation on a subordinated basis.  Midstream's cost of borrowings under this facility is equal to LIBOR plus 3.00%, including commitment fees, and was 4.125% at June 30, 2003.  At June 30, 2003, the balance due on this credit facility was $27.8 million.  This facility requires that net proceeds from any sale of the Perryville assets must first be applied to any outstanding borrowings under this credit facility.

Off-Balance Sheet Commitments

          Cleco has entered into various off-balance sheet commitments, in the form of guarantees and a standby letter of credit, in order to facilitate the activities of its subsidiaries and equity investees (affiliates).  Cleco entered into these off-balance sheet commitments in order to entice desired counterparties to contract with its affiliates by providing some measure of compensation to the counterparty if its affiliates do not fulfill certain contractual obligations.  If Cleco had not provided the off-balance sheet commitments, the desired counterparties may not have contracted with its affiliates, or may have contracted with them at terms less favorable to its affiliates.

          The off-balance sheet commitments are not recognized on Cleco Corporation's Consolidated Balance Sheets, because it has been determined that Cleco Corporation's affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco Corporation will be required.  Some of these commitments reduce the amount of the credit facility available to Cleco Corporation by an amount defined by the credit facility.  The following table has a schedule of off-balance sheet commitments grouped by subsidiary or affiliate on whose behalf each commitment was made.  The schedule shows the face amount of the commitment, any reductions, the net amount, and reductions in Cleco Corporation's ability to draw on its credit facility at June 30, 2003.  Changes occurring subsequent to June 30, 2003, and a discussion of the off-balance sheet commitments are detailed in the explanations following the table.  The discussion should be read in conjunction with the table to convey the impact of the off-balance sheet commitments on Cleco Corporation's financial condition.

	At June 30, 2003
Subsidiaries/Affiliates	Face amount	Reductions	Net amount	Reductions to the amount available to be drawn on Cleco Corporation's credit facility
	(Thousands)
Acadia Power Holdings LLC
Guarantees issued to:
Acadia plant construction contractor	$ 375	$ -	$ 375	$ 375

Perryville Energy Holdings LLC
Guarantees issued to:
Perryville Tolling Agreement counterparty	13,500	-	13,500	1,812
Perryville debt service reserve	7,375	-	7,375	7,375

Midstream
Subordinated guarantee issued to bank	27,750	-	27,750	-

Marketing & Trading and Cleco Energy
Guarantees issued to various energy counterparties	217,750	117,000	100,750	-

Evangeline
Standby letter of credit issued to Tolling Agreement counterparty	15,000	-	15,000	15,000

	$ 281,750	$ 117,000	$ 164,750	$ 24,562

          If Perryville or Evangeline fails to perform certain obligations under its respective tolling agreement, Cleco Corporation will be required to make payments to the respective tolling agreement counterparties of Perryville or Evangeline under the commitments listed in the above table.  Cleco Corporation's obligation under the Perryville commitment is in the form of a guarantee and is limited to $13.5 million.  Cleco Corporation's obligation under the Evangeline commitment is in the form of a standby letter of credit from investment grade banks and is limited to $15.0 million.  Ratings triggers do not exist in the Perryville and Evangeline Tolling Agreements.  Cleco expects Perryville and Evangeline to be able to meet their respective obligations under the tolling agreements and does not expect Cleco Corporation to be required to make payments to the counterparties.  However, under the covenants associated with Cleco Corporation's credit facility, the entire net amount of the Evangeline commitment and $9.2 million of the Perryville commitments reduce the amount that can be borrowed under the credit facility.  The guarantee for Perryville is in effect until 2022 or until the tolling agreement is terminated; however, the tolling agreement could be terminated in connection with the Mirant bankruptcy or any sale of Perryville.  For additional information on the sale, see Note 16 - "Subsequent Events - Status of the Possible Sale of Perryville to Entergy" and for information on the impact of Mirant's bankruptcy filing on the possible sale, see Note 16 - "Subsequent Events - Mirant Bankruptcy" in the Notes to the Unaudited Financial Statements in this Report.  The letter of credit for Evangeline is expected to be renewed annually until 2020.  Cleco Corporation was previously obligated under a guarantee to make payments of up to $12.5 million to Aquila Energy if Acadia failed to perform certain obligations under the corresponding tolling agreement.  This guarantee was extinguished in May 2003 when the tolling agreement with Aquila Energy was terminated and a subsidiary of Calpine entered into a new tolling agreement without a guarantee from Cleco.

          If Acadia or Perryville cannot pay the contractors who built their plants, Cleco Corporation will be required to pay the current amount outstanding.  Cleco Corporation's obligation under the Perryville arrangement is in the form of a guarantee and is limited to the lesser of the balances of invoices outstanding or $24.0 million.  At June 30, 2003, the current contractor's amount outstanding was $0.1 million.  There was $0.1 million in a restricted cash account at KBC available to pay the contractor and other construction expenses, which reduced Cleco Corporation's exposure with respect to this obligation to zero.  The guarantee on the Perryville construction contracts will cease upon full payment of those contracts.  Cleco Corporation's obligation under the Acadia arrangement is in the form of a guarantee and is limited to 50% of the total for the contractor's current amount outstanding.  At June 30, 2003, Cleco Corporation's 50% portion of the contractor's current amount outstanding was approximately $0.4 million.  The guarantee on the Acadia construction contracts will cease upon full payment of those contracts.  Management expects both Acadia and Perryville to have the ability to pay their respective contractor as scheduled and does not expect Cleco Corporation to pay on behalf of the subsidiaries.  However, under the covenants associated with Cleco Corporation's credit facility, the current monthly amount due to the Acadia contractor reduces the amount Cleco Corporation can borrow under the credit facility.

          If Perryville is unable to make principal and interest payments to its lenders under its Senior Loan Agreement, Cleco Corporation will be required to pay up to $7.4 million on behalf of Perryville under a guarantee issued in connection with the replacement of Perryville's construction loan in the fourth quarter of 2002.  For additional information on Mirant's bankruptcy impact on the Senior Loan Agreement, see Note 16 - "Subsequent Events - Mirant Bankruptcy - Perryville's Senior Loan Agreement" in the Notes to the Unaudited Financial Statements in this Report.

          When Midstream entered into a $36.8 million credit facility, Cleco Corporation entered into a subordinated guarantee with the lender.  Under the terms of the guarantee, Cleco Corporation will pay principal and interest if Midstream is unable to pay.  At June 30, 2003, there was $27.8 million outstanding under the facility.  The subordinated guarantee does not reduce the amount Cleco can borrow under its credit facility, because it is subordinate to Cleco Corporation's other liabilities.

          Cleco Corporation has issued guarantees to Marketing & Trading's counterparties in order to facilitate energy trading, and to Cleco Energy's counterparties in order to facilitate energy operations.  In conjunction with the guarantees issued, Marketing & Trading has received guarantees from certain counterparties and has entered into netting agreements whereby Marketing & Trading is only exposed to the net open position with each trading counterparty.  The guarantees issued and received expire at various times.  The balances of net guarantees for Marketing & Trading and Cleco Energy do not affect the amount Cleco Corporation can borrow under its credit facility.  The total amount of guaranteed net open positions with all of Marketing & Trading's and Cleco Energy's counterparties over $20.0 million reduces the amount Cleco Corporation can borrow under its credit facility.  At June 30, 2003, the total guaranteed net open positions were $1.1 million, so the borrowing restriction in Cleco's credit facility was not affected.  As counterparties and amounts traded change, corresponding changes will be made in the level of guarantees issued by Cleco Corporation.  It is anticipated that Cleco Corporation's decision to cease speculative trading will decrease the level of guarantees required as current positions close.  For information regarding Marketing & Trading's counterparties' right to request Cleco Corporation to provide credit support in certain instances, see "- Financial Condition - Liquidity and Capital Resources."

          The following table summarizes the expected termination date of the guarantees and standby letter of credit for Cleco:

Amount of Commitment Expiration Per Period
Commercial commitments	Net amount committed	Less than one year	1-3 years	4-5 years	Over 5 years
(Thousands)
Guarantees	$ 149,750	$ 128,875	$ -	$ 7,375	$ 13,500
Standby letter of credit	15,000	-	-	-	15,000
Total commercial commitments	$ 164,750	$ 128,875	$ -	$ 7,375	$ 28,500

          The capacity and energy contracts between Cleco Power and Williams Energy stipulate that Cleco Power must provide additional security in the event of certain ratings triggers.  These triggers include: ratings downgrade below investment grade, negative credit watch for possible downgrade below investment grade, failure to make required payments, and failure to maintain a certain debt-to-equity ratio.  The amount of the additional security required to be provided by Cleco Power to Williams Energy in the event of a ratings trigger is $20.0 million under these contracts.  The contract between Cleco Power and Dynegy stipulates that Cleco Corporation may be required to provide additional security in the event of a ratings downgrade below investment grade.  The amount of the additional security that Cleco Corporation could be required to provide to Dynegy is for the full amount of Cleco Power's obligations with respect to the capacity payments for the remainder of the contract.  At June 30, 2003, this amount was $9.3 million.  This obligation, however, may be affected or revoked by virtue of the fact that Dynegy currently may be in default of its contract obligation to provide additional security in the event of certain credit ratings downgrades of Dynegy.

Environmental Matters

          Cleco is subject to federal, state and local laws and regulations governing the protection of the environment.  Violations of these laws and regulations may result in substantial fines and penalties.  Cleco has obtained all material environmental permits necessary for its operations and believes it is in substantial compliance with these permits, as well as all applicable environmental laws and regulations.  Cleco anticipates that existing environmental rules will not affect operations significantly, but some capital improvements may be required in response to new environmental programs expected in the near future.

          Under Section 316 (b) of the Clean Water Act, EPA is in the process of developing regulations to govern cooling water intake structures at existing power generation facilities.  These new regulations are expected to be published by February 2004 and may require some capital improvement to several of Cleco's generation facilities.  Under Section 112 of the Clean Air Act, EPA is required to develop the Mercury MACT regulations, which are expected to be proposed by December 31, 2003 and finalized by December 31, 2004.  The regulations may require new controls on mercury emissions and may require capital investments to two of Cleco's generation facilities.  Cleco also continues to monitor potential multi-pollutant legislation including the President's Clear Skies Initiative which is pending in Congress.  The President's Clear Skies Initiative proposes to cut power plant emissions of three air pollutants - nitrogen oxides, sulfur dioxide, and mercury - by 70% and improve air quality using a proven market-based approach.  The mercury control provisions in the multi-pollutant legislation may replace the Mercury MACT regulations under development by EPA.

          While it is unknown at this time what the final outcome of these new regulations and the proposed legislation will be, any capital and operating costs of additional pollution control equipment that may be required could materially adversely affect future results of operations, cash flows, and possibly financial condition unless such costs could be recovered through regulated rates.

Regulatory Matters

Fuel Audit

          In the second half of 2002, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit.  The audit commenced in March 2003 and includes Fuel Adjustment Clause filings for January 2001 through December 2002.  The audit, pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997 in Docket No. U-21497, is required to be performed no less frequently than every other year; however, this is the first LPSC Fuel Adjustment Clause audit of Cleco Power.  LPSC-jurisdictional revenue recovered by Cleco Power through its Fuel Adjustment Clause for the audit period of January 2001 through December 2002 is $567.1 million.  Management is unable to predict the results of the LPSC fuel audit, which could require Cleco Power to make a refund of previously recovered revenue and could adversely impact the Registrants' results of operations and financial condition.  The LPSC staff expects to issue its findings and recommendations related to the fuel audit by the first quarter of 2004.

Review of Trading Activities

          During a review of trading activities in the second half of 2002, Cleco identified simultaneous buy and sell trades with the same counterparty for the same volumes at the same price, referred to as "round-trip trades," for both Cleco Power and Marketing & Trading.  The majority of Cleco Power's round-trip trades involved service to a retail industrial customer.  Cleco Power would sell power to a third party, which then immediately would sell the same volume of power at the same price as the purchase price back to Cleco Power which in turn would sell the power to its industrial customer or to others.  A few of the trades classified as round-trip trades in 1999 included a small price difference between the buy and the sell.  Cleco Power has contacted the FERC and the LPSC and discussed these and other transactions with both agencies.  These discussions have led to formal investigatory proceedings with dockets being opened by the FERC and the LPSC, with which Cleco has cooperated.  These proceedings have entailed discovery measures by the agencies with jurisdiction over the referenced energy trading transactions and energy trading transactions in general between Cleco's power marketer subsidiaries.  On July 25, 2003, the FERC issued its order approving a Consent Agreement between Cleco and the FERC Staff which settled the FERC's non-public investigation into certain transactions.  Management is unable to predict the remedial actions that may be taken with respect to these transactions by the LPSC and cannot reasonably estimate Cleco's minimum probable contingency for these transactions.  For information about the FERC settlement concerning these transactions, see Note 16 - "Subsequent Events - FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.

         Marketing & Trading participated in round-trip trades whereby Marketing & Trading would buy power from a third party, and sell the same volume at the same price as the purchase price back to the third party.  Additionally, Marketing & Trading had round-trip trades whereby Marketing & Trading would sell power to a third party, which then would sell the same volume at the same price as the purchase price back to Marketing & Trading.  Marketing & Trading has contacted the FERC regarding its round-trip trades and other transactions.  These discussions have led to the same investigatory proceeding with the FERC as referenced above, with which Cleco has cooperated.  Cleco has received requests for information from the CFTC related to Cleco Power's and Marketing & Trading's round-trip trades and the reporting of trading activities to trade publications.  Cleco has provided the requested information to the CFTC.  From 1999 through mid-January, 2002, the same personnel performed the trading operations of Cleco Power and Marketing & Trading.  For additional information regarding the review of trading activities, see Note 5 - "Review of Trading Activities," in the Notes to the Unaudited Financial Statements in this Report.  Management believes these trading activities may be reviewed in Cleco Power's pending LPSC fuel audit.  For additional information on the fuel audit, see "- Financial Condition - Regulatory Matters - Fuel Audit."  For information about the FERC settlement concerning this issue, see Note 16 - "Subsequent Events - FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.

          During 2002, certain fourth quarter 2001 natural gas purchase transactions were identified that were accounted for inconsistently with Cleco Power's fuel adjustment clause.  For additional information about Cleco Power's natural gas purchase transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Gas Put Options," on pages 43 and 44 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to the Registrants' Form 10-K for the year ended December 31, 2002.

          During a 2002 review of an affiliate transportation contract, Cleco determined that certain gas transportation charges may have exceeded the unregulated subsidiary's cost, plus a reasonable rate of return.  For additional information about Cleco's gas transportation charges, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Gas Transportation Charges," on page 44 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to the Registrants' Form 10-K for the year ended December 31, 2002.

          Cleco has implemented Issue 1 of EITF No. 02-3, as of July 15, 2002, which requires all gains and losses (both realized and unrealized) from energy trading contracts to be reported retroactively on the income statement on a net basis, aggregating revenues and expenses and reporting the number in one line item.  Therefore, the effect on its revenues and expenses related to the round-trip trades has been eliminated through the implementation of Issue 1 of EITF No. 02-3.

Lignite Deferral

          In May 2001, Cleco Power signed a lignite contract with a miner at the Dolet Hills mine.  As defined in LPSC Orders No. U-21453, U-20925(SC) and U-22092(SC) (Subdocket G), retail ratepayers are receiving fuel cost savings equal to 2% of the projected costs under the previous mining contract through 2011.  Costs above 98% of the previous contract's projected costs are deferred.  Deferred costs will be recovered from retail customers through the fuel adjustment clause when the actual costs of the new contract are below 98% of the projected costs of the previous contract.  As of June 30, 2003, Cleco Power had deferred

$9.8 million in costs and interest relating to the new mining contract.  If the miner's cumulative costs do not fall below the 98% threshold, Cleco Power may be required to write off some or all of the deferred amount.  Cleco Power will continue to monitor and assess the recoverability of these amounts on a periodic basis; however, management expects the miner's cumulative costs to fall below the 98% threshold, and therefore, expects Cleco Power to recover the amounts deferred.

Franchises

          Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state regulation.  These franchises are for fixed terms, which may vary from 10 years to 50 years or more.  In the past, Cleco Power has been substantially successful in the timely renewal of franchises as each reached the end of its term.

          Cleco Power's franchise with the town of Franklinton, and its approximately 1,850 customers, was up for renewal in April 2003.  Cleco made an offer to renew the franchise in October 2002.  Due to ongoing negotiations, awarding of any new contract was extended for 120 days beyond the original deadline to August 2003.

Recent Accounting Standards

          For discussion of recent accounting standards, see Note 6 - "Recent Accounting Standards" in the Notes to the Unaudited Financial Statements in this Report.

Critical Accounting Policies

          Cleco's critical accounting policies are those accounting policies that are both important to the portrayal of Cleco's financial condition and results of operations and that require management to make difficult, subjective or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation's segments or to Cleco Corporation as a consolidated entity.  The financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require Cleco to make estimates and assumptions.  Estimates and assumptions about future events and their effects cannot be made with certainty.  Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or a change in circumstances or environment.  Actual results may differ significantly from these estimates under different assumptions or conditions.  In addition to the critical accounting policy discussed below, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" on pages 32-34 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to the Registrants' Form 10-K for the year ended December 31, 2002 for a discussion of other significant critical accounting policies.

          Cleco accounts for income taxes under SFAS No. 109.  Under this method, income tax expense and related balance sheet amounts are comprised of a "current" portion and a "deferred" portion.  The current portion represents Cleco's estimate of the income taxes payable or receivable for the current year.  The deferred portion represents Cleco's estimate of the future income tax effects of events that have been recognized in the financial statements or income tax returns in the current or prior years.  Cleco makes assumptions and estimates when it records income taxes such as its ability to deduct items on its tax returns, the timing of the deduction and the effect of regulation by the LPSC on income taxes.  Cleco's income tax expense and related assets and liabilities could be affected by its assumptions and estimates, changes in such assumptions and estimates, and by ultimate resolution of assumptions and estimates with taxing authorities.  The actual results may be different from the estimated results based on these assumptions and may have a material effect on Cleco's results of operations.  For additional information about Cleco Corporation's income taxes, see "Notes to the Consolidated Financial Statements - Note 10 - Income Tax Expense" on pages 71 and 72 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to the Registrants' Form 10-K for the year ended December 31, 2002.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK OF CLECO CORPORATION

          The market risk inherent in Cleco's market risk-sensitive instruments and positions includes the potential change arising from changes in interest rates, the commodity price of power traded on the different power exchanges and the commodity price of natural gas traded.  Prior to the third quarter of 2002, Cleco Power and Marketing & Trading used EITF No. 98-10 to determine whether the market risk-sensitive instruments and positions were required to be marked-to-market.  In October 2002, the EITF rescinded EITF No. 98-10 effective the second fiscal period beginning after December 15, 2002.  Cleco Power and Marketing & Trading currently use SFAS No. 133 in order to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power does have some positions that are required to be marked-to-market, because they do not meet the exception of SFAS No. 133 and do not qualify for hedge accounting treatment.  The positions for marketing and trading purposes do not meet the exemptions of SFAS No. 133 and the net mark-to-market of those positions is recorded in income.  Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability.  When these positions close, actual gains or losses will be included in the Fuel Adjustment Clause and reflected on customers' bills.  Cleco Energy's and Marketing & Trading's positions do not qualify for the exceptions on hedge accounting under SFAS No. 133 and are therefore marked-to-market.

          Cleco also is subject to market risk associated with its tolling agreement counterparties.  For additional information concerning Cleco's market risk associated with its counterparties, see "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources" and Note 16 - "Subsequent Events - Mirant Bankruptcy" in the Notes to the Unaudited Financial Statements in this Report.

          Cleco's exposure to market risk, as discussed below, represents an estimate of possible changes in the fair value or future earnings that would occur, assuming possible future movements in the interest rates and commodity prices of power and natural gas.  Management's views on market risk are not necessarily indicative of actual results, nor do they represent the maximum possible gains or losses.  The views do represent, within the parameters disclosed, what management estimates may happen.

Interest Rate Risks

          Cleco has entered into various fixed- and variable-rate debt obligations.  The calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.

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

          As of June 30, 2003, the carrying value of Cleco's short-term, variable-rate debt was approximately $77.8 million, which approximates the fair market value.  Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $0.8 million in Cleco's pretax earnings.

          At June 30, 2003, Cleco Power had no short-term, variable-rate debt.

          Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate credit facility with fixed-rate debt.

Commodity Price Risks

          During the fourth quarter of 2002, Marketing & Trading and Cleco Power discontinued speculative trading activities.  All of Marketing & Trading's remaining trades are marked-to-market as required by SFAS No. 133.  Based on market prices at June 30, 2003, Marketing & Trading's net mark-to-market amount of remaining forward trading positions was a loss of $0.6 million and is recorded on the balance sheet.  The change in the mark-to-market amount between December 31, 2002, and June 30, 2003, was a loss of $0.2 million and was recorded in the income statement.  Due to the change in trading strategy, commodity price risks have been substantially mitigated when compared to previous periods.

          Management believes Cleco has controls in place to minimize the remaining risks involved in trading.  Controls over trading consist of a back office (accounting) and middle office (risk management) independent of the trading operations, oversight by a risk management committee comprised of officers, and a daily risk report which shows VAR and current market conditions.  Cleco's Board of Directors appoints the members of the Risk Management Committee.  VAR limits are set and monitored by the Risk Management Committee.

          Cleco Power's financial positions that are not used to meet the power demands of customers are marked-to-market as required by SFAS No. 133.  Based on market prices at June 30, 2003, the net mark-to-market amount for those positions was a loss of $0.1 million and is recorded on the balance sheet.  The change in the mark-to-market amount between December 31, 2002, and June 30, 2003, was a gain of $0.4 million and was recorded in the income statement.

          Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate some of the volatility in fuel costs passed on to customers, as encouraged by an LPSC order.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management asset or liability.  Based on market prices at June 30, 2003, the net mark-to-market impact was a gain of $1.7 million.

          Cleco Energy provides natural gas to wholesale customers, such as municipalities, and enters into positions in order to provide fixed gas prices to some of its customers.  All of Cleco Energy's trades are marked-to-market as required by SFAS No. 133.  Due to market price volatility, mark-to-market reporting may introduce volatility to carrying values and hence to Cleco Energy's financial statements.  At June 30, 2003, the net mark-to-market impact had an immaterial effect on the financial statements.

          Marketing & Trading, Cleco Power, and Cleco Energy utilize a VAR model to assess the market risk of their trading portfolios, including derivative financial instruments.  VAR represents the potential loss in fair values for an instrument from adverse changes in market factors for a specified period of time and confidence level.  The VAR is estimated using a historical simulation calculated daily assuming a holding period of one day, with a 95% confidence level for natural gas and power positions.  Total volatility is based on historical cash volatility, implied market volatility, current cash volatility, and option pricing.

          Based on these assumptions, the high, low and average VAR during the three months and six months ended June 30, 2003, is summarized below:

	For the three months ended June 30, 2003
	High	Low	Average
	(Thousands)
Marketing & Trading	$4.5	$-	$1.2
Cleco Power	$-	$-	$-
Cleco Energy	$243.0	$50.1	$101.6
Consolidated	$247.4	$50.1	$102.8
	For the six months ended June 30, 2003
	High	Low	Average
	(Thousands)
Marketing & Trading	$14.6	$-	$2.5
Cleco Power	$7.3	$-	$0.3
Cleco Energy	$259.9	$6.7	$67.1
Consolidated	$261.8	$6.9	$69.8

          The increase in VAR at June 30, 2003, compared to December 31, 2002, as shown below, was primarily due to financial hedges entered into in the second quarter of 2003 to offset future physical gas sales.  These gas sales are to customers with contract entitlement to hedge their future gas cost by locking in specific forward monthly prices based on perceived market conditions.

	At June 30, 2003	At December 31, 2002
	(Thousands)
Marketing & Trading	$-	$5.7
Cleco Power	$-	$-
Cleco Energy	$225.6	$29.3
Consolidated	$225.6	$35.0

ITEM 4     CONTROLS AND PROCEDURES

          In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, the Registrants' management has evaluated, as of the end of the period covered by this Report, with the participation of the Registrants' chief executive officer and chief financial officer, the effectiveness of the Registrants' disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, such officers concluded that the Registrants' disclosure controls and procedures were effective as of the date of that evaluation.

          During the period covered by this Report, there have been no changes to the Registrants' internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Registrants' internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

Cleco

          For information on legal proceedings affecting Cleco, see Note 5 - "Review of Trading Activities;" Note 11 - "Securities Litigation and Other Commitments and Contingencies;" and Note 16 - "Subsequent Events - Litigation," in the Notes to the Unaudited Financial Statements, and see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Fuel Audit" and "- Review of Trading Activities," in this Report, which are incorporated herein by reference.

Cleco Power

          For information on legal proceedings affecting Cleco Power, see Note 5 - "Review of Trading Activities," and Note 16 - "Subsequent Events - Litigation," and to the extent that the lawsuits and proceedings involve Cleco Power, Note 11 - "Securities Litigation and Other Commitments and Contingencies," in the Notes to the Unaudited Financial Statements, and see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - "Fuel Audit," and "- Review of Trading Activities," in this Report, which are incorporated herein by reference.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

Cleco

          The bankruptcy filing by Mirant and certain of its subsidiaries on July 14, 2003 was an event of default under Perryville's Senior Loan Agreement.  This event of default gives the lenders holding in aggregate at least 66-2/3% of the outstanding senior loan the right to declare any outstanding principal and interest immediately due and payable, which as of June 30, 2003 was $135.7 million.  For additional information regarding the default, see Note 16 - "Subsequent Events - Mirant Bankruptcy - Perryville's Senior Loan Agreement" in the Notes to the Unaudited Financial Statements in this Report, which is incorporated herein by reference.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS

Cleco

          For information on the results of each proposal presented at the Annual Meeting of Shareholders of Cleco Corporation on April 25, 2003, see Part II, Item 4 of Cleco Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

ITEM 5     OTHER INFORMATION

          On July 25, 2003, Larry Westbrook was elected to serve on the Board of Directors of Cleco Corporation and the Board of Managers of Cleco Power.  Mr. Westbrook will serve on the Audit Committees of such boards.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Cleco Corporation:
	10(a)	364-Day Credit Agreement dated as of May 7, 2003 among Cleco Corporation, the Bank of New York, as Administrative Agent, and the lenders and other parties thereto
	10(c)	Acadia Power Partners - Second amended and restated limited liability company agreement dated May 9, 2003
	11	Computation of Net Income Per Common Share for the three months and six months ended June 30, 2003 and 2002
	12(a)	Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, six- and twelve-month periods ended June 30, 2003, for Cleco Corporation
	31(a)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
	32(a)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99(a)

Items incorporated by reference from the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Gas Put Options" and "- Gas Transportation Charges."

99(c)

Items incorporated by reference from the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Midstream."

99(e)

Stipulation and Consent Agreement, dated as of July 25, 2003 between Cleco Corporation and certain of its subsidiaries and the Staff of the Division of Enforcement, Office of Market Oversight and Investigations of the FERC

Cleco Power:
	10(b)	364-Day Credit Agreement dated as of May 7, 2003 among Cleco Power LLC, the Bank of New York, as Administrative Agent, and the lenders and other parties thereto
	12(b)	Computation of Earnings to Fixed Charges for the three-, six- and twelve-month periods ended June 30, 2003, for Cleco Power
	31(b)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002

	32(b)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99(b)

Items incorporated by reference from the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Gas Put Options" and "- Gas Transportation Charges."

99(d)

Items incorporated by reference from the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Cleco Power."

99(e)

Stipulation and Consent Agreement, dated as of July 25, 2003 between Cleco Corporation and certain of its subsidiaries and the Staff of the Division of Enforcement, Office of Market Oversight and Investigations of the FERC

(b)	Reports on Form 8-K

Cleco Corporation:

          On April 28, 2003, Cleco Corporation filed a Form 8-K dated as of April 23, 2003 relating to the signing of an underwriting agreement providing for the sale of $100.0 million of its 7.000% Notes due May 1, 2008, and including as exhibits thereto the underwriting agreement, form of Supplemental Indenture, form of Notes and an opinion as to the legality of the Notes.

          On May 5, 2003, Cleco Corporation filed a Form 8-K dated as of May 2, 2003 concerning the issuance of a press release announcing its signing of a letter of intent to sell its Perryville facility and including as an exhibit such press release.

          On May 8, 2003, Cleco Corporation filed a Form 8-K dated as of May 8, 2003 concerning the issuance of a press release regarding earnings for the three months ended March 31, 2003, and including as an exhibit such press release.

Cleco Power:

          On April 28, 2003, Cleco Power LLC filed a Form 8-K dated as of April 23, 2003 relating to the signing of an underwriting agreement providing for the sale of $75.0 million of its 5.375% Notes due May 1, 2013, and including as exhibits thereto the underwriting agreement, form of Supplemental Indenture, form of Notes and an opinion as to the legality of the Notes.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: August 11, 2003

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: August 11, 2003