Form 10-Q
period 2003-11-06
CLECO POWER LLC; CLECO CORP
filed 2003-11-06
CIK 18672, 1089819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether Cleco Power LLC is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ____ No x

Number of shares outstanding of each of Cleco Corporation's classes of Common Stock, as of the latest practicable date.
Registrant	Description of Class	Shares Outstanding at October 31, 2003
Cleco Corporation	Common Stock, $1.00 Par Value	47,261,027

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and therefore is filing this Form 10-Q with the reduced disclosure format.

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

GLOSSARY OF TERMS

          References in this filing to "Cleco" mean Cleco Corporation and its subsidiaries, including Cleco Power LLC, and references to "Cleco Power" mean Cleco Power LLC, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing are defined below:

Abbreviation or Acronym	Definition
Acadia.......................................................	Acadia Power Partners LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by Midstream and 50% owned by Calpine
AFUDC......................................................	Allowance for Funds Used During Construction
APB............................................................	Accounting Principles Board
APB No. 18...............................................	APB Opinion No. 18 - The Equity Method of Accounting for Investments in Common Stock
APB No. 25...............................................	APB Opinion No. 25 - Accounting for Stock Issued to Employees
APH...........................................................	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Aquila Energy..........................................	Aquila Energy Marketing Corporation
Calpine.......................................................	Calpine Corporation
CFTC..........................................................	Commodity Futures Trading Commission
Cleco..........................................................	Cleco Corporation and its subsidiaries, including Cleco Power LLC
Cleco Energy............................................	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Cleco Power..............................................	Cleco Power LLC, a wholly owned subsidiary of Cleco
Consent Agreement................................	Stipulation and Consent Agreement, dated as of July 25, 2003, between Cleco and the FERC Staff
DIG.............................................................	Derivatives Implementation Group
Dynegy......................................................	Dynegy Power Marketing, Inc.
EITF...........................................................	Emerging Issues Task Force of the FASB
EITF No. 02-3............................................	Accounting for Contracts Involved in Energy Trading and Risk Management Activities
EITF No. 98-10..........................................	Accounting for Contracts Involved in Energy Trading and Risk Management Activities
ESPP...........................................................	Employee Stock Purchase Plan
Entergy......................................................	Entergy Corporation
EPA............................................................	Environmental Protection Agency
Evangeline................................................	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement..............	Capacity Sale and Tolling Agreement between Evangeline and Williams
FASB.........................................................	Financial Accounting Standards Board
FERC..........................................................	Federal Energy Regulatory Commission
FIN.............................................................	FASB Interpretation No.
FIN 45........................................................	Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46........................................................	Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51
Hudson......................................................	Hudson SVD LLC
KBC............................................................	KBC Bank N.V.
kW..............................................................	Kilowatt
kWh...........................................................	Kilowatt-hour
LIBOR........................................................	London Inter-Bank Offer Rate
LPSC..........................................................	Louisiana Public Service Commission
LTICP.........................................................	Long-Term Incentive Compensation Plan
LTP Agreement........................................	Long-term program parts, shop repairs, and scheduled outage services contract between Evangeline and Siemens Westinghouse Power Corporation
MACT.......................................................	Maximum Achievable Control Technology
Marketing & Trading..............................	Cleco Marketing & Trading LLC, a wholly owned subsidiary of Midstream
MAEM......................................................	Mirant Americas Energy Marketing, LP, a wholly owned subsidiary of Mirant
MAI...........................................................	Mirant Americas, Inc., a wholly owned subsidiary of Mirant
Midstream.................................................	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco

Mirant........................................................	Mirant Corporation
MMBtu......................................................	Million British thermal units
MW............................................................	Megawatt
MWh.........................................................	Megawatt-hour
NOAA.......................................................	National Oceanic and Atmospheric Administration
Not meaningful.........................................	A percentage comparison of these items is not statistically meaningful either because the percentage difference is greater than 1,000% or the comparison involves a positive and negative number.
Operating Agreement.............................. .	Operating Agreement of Cleco Power LLC, dated December 13, 2000, amended October 24, 2003
PEH............................................................	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream
Perryville...................................................	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Midstream, and its 725-MW combined-cycle, natural gas-fired power plant near Perryville, Louisiana
Perryville Tolling Agreement.................	Capacity Sale and Tolling Agreement between Perryville and MAEM
PUHCA......................................................	Public Utility Holding Company Act of 1935
Quanta.......................................................	Quanta Services, Inc.
Registrant(s).............................................	Cleco and Cleco Power
RFP.............................................................	Request for Proposal
RTO............................................................	Regional Transmission Organization
SEC.............................................................	Securities and Exchange Commission
Senior Loan Agreement..........................	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC, as Agent Bank
SERC..........................................................	Southeastern Electric Reliability Council
SFAS..........................................................	Statement of Financial Accounting Standards
SFAS No. 58.............................................	Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method
SFAS No. 71.............................................	Accounting for the Effects of Certain Types of Regulation
SFAS No. 109...........................................	Accounting for Income Taxes
SFAS No. 123...........................................	Accounting for Stock-Based Compensation
SFAS No. 131...........................................	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133...........................................	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 143...........................................	Accounting for Asset Retirement Obligations
SFAS No. 144...........................................	Accounting for the Impairment or Disposal of Long-Lived Assets
SFAS No. 149...........................................	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 150...........................................	Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity
SMD...........................................................	Standard market design
Subordinated Loan Agreement.............	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
SWEPCO...................................................	Southwestern Electric Power Company
TCEQ.........................................................	Texas Commission on Environmental Quality
Termination Agreement..........................	Termination Agreement, dated as of May 2, 2003, between Perryville, PEH, Cleco, MAEM, MAI, and Mirant
UtiliTech....................................................	Utility Construction & Technology Solutions LLC
UTS............................................................	UTS, LLC (successor entity to UtiliTech)
VAR...........................................................	Value-at-risk
Westar.......................................................	Westar Energy, Inc., a Kansas Corporation
Williams.....................................................	Williams Power Company, Inc.

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

Factors affecting utility operations such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; unanticipated changes to fuel costs, reliance on natural gas as a component of Cleco's generation fuel mix, gas supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or power transmission or gas pipeline system constraints;

Impact of the bankruptcy of Mirant on the possible sale or restructuring of Perryville and on Perryville's debts and the impact of MAEM's rejection of the Perryville Tolling Agreement on Perryville's debts;

Nonperformance by and creditworthiness of counterparties under tolling and power purchase agreements, and energy service arrangements, or the restructuring of those agreements and arrangements, including possible termination;

Increased competition in the power environment, including effects of industry restructuring or deregulation, transmission system operation or administration, retail wheeling, wholesale competition, retail competition, or cogeneration;

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
Credit ratings of Cleco Corporation, Cleco Power and Evangeline;

Changing market conditions and a variety of other factors associated with physical energy, financial transactions, and energy service activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rate and warranty risks;

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

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended September 30,
(UNAUDITED)

	2003	2002
	(Thousands, except share and
	per share amounts)
Operating revenue
Electric operations	$ 208,947	$ 172,680
Tolling operations	36,332	40,772
Energy trading, net	(198)	(2,789)
Energy operations	15,594	5,163
Other operations	8,104	7,865
Gross operating revenue	268,779	223,691
Electric customer credits	7,849	-
Total operating revenue	276,628	223,691
Operating expenses
Fuel used for electric generation	51,616	49,237
Power purchased for utility customers	82,007	45,091
Purchases for energy operations	14,330	4,150
Other operations	30,824	22,528
Maintenance	21,992	8,339
Depreciation	17,602	17,757
Taxes other than income taxes	10,073	10,199
Total operating expenses	228,444	157,301
Operating income	48,184	66,390
Interest income	504	587
Allowance for other funds used during construction	486	446
Equity income from investees	8,318	6,780
Other expense, net	(850)	(773)
Income before interest charges	56,642	73,430
Interest charges
Interest charges, including amortization of debt expenses,
premium and discount, net of capitalized interest	17,962	16,749
Allowance for borrowed funds used during construction	(266)	(248)
Total interest charges	17,696	16,501

Net income before income taxes and preferred dividends	38,946	56,929

Federal and state income taxes	15,143	20,069

Net income before preferred dividends	23,803	36,860
Preferred dividends requirements, net	461	468
Net income applicable to common stock	$ 23,342	$ 36,392

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Continued)
For the three months ended September 30,
(UNAUDITED)

	2003	2002
	(Thousands, except share and
	per share amounts)

Average shares of common stock outstanding
Basic	47,239,652	47,033,832
Diluted	49,579,857	49,498,965

Basic earnings per share
Net income applicable to common stock	$ 0.49	$ 0.77

Diluted earnings per share
Net income applicable to common stock	$ 0.48	$ 0.74

Cash dividends paid per share of common stock	$ 0.225	$ 0.225

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the three months ended September 30,
(UNAUDITED)

	2003	2002
	(Thousands)
Net income applicable to common stock	$ 23,342	$ 36,392
Other comprehensive income (expense), net of tax:
Net unrealized gain from limited partnership	12	8
Net unrealized gain (loss) from available-for-sale securities	76	(155)
Net comprehensive income (expense)	88	(147)

Comprehensive income	$ 23,430	$ 36,245

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the nine months ended September 30,
(UNAUDITED)

	2003	2002
	(Thousands, except share and
	per share amounts)
Operating revenue
Electric operations	$ 519,080	$ 435,965
Tolling operations	88,140	66,266
Energy trading, net	(470)	1,011
Energy operations	53,608	20,776
Other operations	23,317	25,067
Gross operating revenue	683,675	549,085
Electric customer credits	(1,562)	(1,575)
Total operating revenue	682,113	547,510
Operating expenses
Fuel used for electric generation	121,111	105,802
Power purchased for utility customers	182,433	114,932
Purchases for energy operations	50,223	17,374
Other operations	74,208	65,691
Maintenance	42,227	27,103
Depreciation	59,879	48,401
Impairment of long-lived assets	134,772	-
Taxes other than income taxes	29,775	30,018
Total operating expenses	694,628	409,321
Operating income (loss)	(12,515)	138,189
Interest income	1,903	1,114
Allowance for other funds used during construction	2,113	1,368
Equity income from investees	23,902	8,140
Other expense, net	(3,995)	(1,300)
Income before interest charges	11,408	147,511
Interest charges
Interest charges, including amortization of debt expenses,
premium and discount, net of capitalized interest	54,158	41,798
Allowance for borrowed funds used during construction	(623)	(717)
Total interest charges	53,535	41,081

Net income (loss) before income taxes and preferred dividends	(42,127)	106,430

Federal and state income taxes (benefit) expense	(17,342)	37,735

Net income (loss) before preferred dividends	(24,785)	68,695
Preferred dividends requirements, net	1,395	1,405
Net income (loss) applicable to common stock	$ (26,180)	$ 67,290

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Continued)
For the nine months ended September 30,
(UNAUDITED)

	2003	2002
	(Thousands, except share and
	per share amounts)
Average shares of common stock outstanding
Basic	47,169,527	46,008,615
Diluted	47,169,527	48,567,264

Basic earnings per share
Net income (loss) applicable to common stock	$ (0.56)	$ 1.46

Diluted earnings per share
Net income (loss) applicable to common stock	$ (0.56)	$ 1.41

Cash dividends paid per share of common stock	$ 0.675	$ 0.670

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the nine months ended September 30,
(UNAUDITED)

	2003	2002
	(Thousands)
Net income (loss) applicable to common stock	$ (26,180)	$ 67,290
Other comprehensive income (expense), net of tax:
Net unrealized loss from limited partnership	(55)	(205)
Net unrealized gain from available-for-sale securities	69	25
Net comprehensive income (expense)	14	(180)

Comprehensive income (loss)	$ (26,166)	$ 67,110

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	At	At
	September 30,	December 31,
	2003	2002
	(Thousands)
Assets
Current assets
Cash and cash equivalents	$ 67,071	$ 114,331
Restricted cash, current portion	7,215	7,762
Customer accounts receivable (less allowance for doubtful
accounts of $14,695 in 2003 and $1,071 in 2002)	48,495	32,599
Other accounts receivable, net	35,105	45,264
Taxes receivable	-	23,607
Unbilled revenue	22,420	20,171
Fuel inventory, at average cost	16,248	13,309
Material and supplies inventory, at average cost	17,672	14,416
Margin deposits	3,190	318
Risk management assets	857	285
Accumulated deferred fuel	2,816	-
Accumulated deferred federal and state income taxes, net	4,755	3,829
Other current assets	12,602	8,940
Total current assets	238,446	284,831
Property, plant and equipment
Property, plant and equipment	2,110,023	2,200,103
Accumulated depreciation	(763,940)	(714,178)
Net property, plant and equipment	1,346,083	1,485,925
Construction work-in-progress	80,816	80,230
Total property, plant and equipment, net	1,426,899	1,566,155

Equity investment in investees	269,387	273,688
Prepayments	24,230	32,865
Restricted cash, less current portion	35,842	45,907
Regulatory assets and liabilities - deferred taxes, net	91,340	65,268
Long-term receivable	12,519	10,370
Other deferred charges	70,403	65,472
Total assets	$ 2,169,066	$ 2,344,556

The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	At	At
	September 30,	December 31,
	2003	2002
	(Thousands)
Liabilities and shareholders' equity
Liabilities
Current liabilities
Short-term debt	$ 207,117	$ 315,300
Long-term debt due within one year	8,503	45,401
Accounts payable	69,963	104,046
Retainage	6,394	6,278
Accrued payroll	3,213	2,180
Customer deposits	21,401	21,087
Taxes accrued	40,634	-
Interest accrued	11,063	15,546
Accumulated deferred fuel	-	3,509
Risk management liabilities	-	2,310
Other current liabilities	3,432	3,032
Total current liabilities	371,720	518,689
Deferred credits
Accumulated deferred federal and state income taxes, net	292,562	299,019
Accumulated deferred investment tax credits	19,448	20,744
Other deferred credits	56,787	57,443
Total deferred credits	368,797	377,206
Long-term debt, net	903,458	868,683
Total liabilities	1,643,975	1,764,578

Shareholders' equity
Preferred stock
Not subject to mandatory redemption	25,354	26,578
Deferred compensation related to preferred stock held by ESOP	(6,827)	(9,070)
Total preferred stock not subject to mandatory redemption	18,527	17,508
Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares,
issued 47,271,848 and 47,065,152 shares at September 30, 2003
and December 31, 2002, respectively	47,272	47,065
Premium on capital stock	154,819	152,745
Retained earnings	307,772	366,073
Treasury stock, at cost, 30,151 and 29,959 shares
at September 30, 2003 and December 31, 2002, respectively	(480)	(579)
Accumulated other comprehensive loss	(2,819)	(2,834)
Total common shareholders' equity	506,564	562,470
Total shareholders' equity	525,091	579,978
Total liabilities and shareholders' equity	$ 2,169,066	$ 2,344,556

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(UNAUDITED)

	2003	2002
	(Thousands)
Operating activities
Net income (loss) before preferred dividends	$ (24,785)	$ 68,695
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,520	49,750
Provision for doubtful accounts	14,850	688
Income from equity investments	(23,902)	(8,140)
Return on equity investment in investee	23,938	-
Allowance for other funds used during construction	(2,113)	(1,368)
Impairment of long-lived assets	134,772	-
Amortization of investment tax credits	(1,296)	(1,307)
Deferred income taxes	(38,412)	39,109
Deferred fuel costs	(7,185)	5,167
Changes in assets and liabilities:
Accounts receivable	(13,988)	(45,434)
Unbilled revenue	(2,249)	(2,033)
Fuel, materials and supplies inventory	(6,194)	1,748
Prepayments	1,716	(8,491)
Accounts payable	(34,082)	2,734
Customer deposits	313	357
Long-term receivable	(2,149)	(2,194)
Other deferred accounts	(1,849)	(3,775)
Taxes accrued	64,241	16,609
Interest accrued	(4,483)	(7,592)
Margin deposits	(2,865)	(1,058)
Risk management assets and liabilities, net	(2,022)	2,283
Other, net	(1,149)	4,496
Net cash provided by operating activities	133,627	110,244
Investing activities
Additions to property, plant and equipment	(54,285)	(52,477)
Allowance for other funds used during construction	2,113	1,368
Proceeds from sale of property, plant and equipment	341	1,283
Return of (investment in) equity investment in investees	4,265	(50,897)
Acquisition of partnership net of cash	-	(54,561)
Net cash used in investing activities	(47,566)	(155,284)
Financing activities
Cash transferred from (to) restricted accounts, net	10,612	(13,412)
Issuance of common stock	2,206	44,300
Repurchase of common stock	(67)	25
Change in short-term debt, net	(243,880)	47,095
Retirement of long-term obligations	(41,470)	(63,247)
Issuance of long-term debt	175,000	75,000
Deferred financing costs	(2,474)	(3,775)
Dividends paid on common and preferred stock, net	(33,248)	(32,008)
Net cash provided by (used in) financing activities	(133,321)	53,978
Net increase (decrease) in cash and cash equivalents	(47,260)	8,938
Cash and cash equivalents at beginning of period	114,331	11,938
Cash and cash equivalents at end of period	$ 67,071	$ 20,876
Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 56,175	$ 47,761
Income taxes paid (refunded)	$ (36,827)	$ 3,000
Supplementary noncash financing activity
Issuance of treasury stock	$ 166	$ 1,481

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                                                 OF OPERATIONS

          Set forth below is information concerning the consolidated results of operations of Cleco for the three months and nine months ended September 30, 2003, and September 30, 2002.  The following discussion should be read in combination with Cleco's Unaudited Consolidated Financial Statements and the Notes contained in this Form 10-Q.

Perryville

          In May 2003, Perryville signed a letter of intent to sell the Perryville facility to an Entergy subsidiary.  The letter of intent expired on August 15, 2003; however, Entergy and Perryville continue to discuss and negotiate the possible sale of these assets on mutually acceptable terms.

          Prior to the July 14, 2003, filing by Mirant and certain of its subsidiaries, including MAEM, for voluntary protection under Chapter 11 of the U.S. Bankruptcy Code, the carrying value of the Perryville facility was compared to its undiscounted, probability-weighted, future cash flows, due to the occurrence of a triggering event as required by SFAS No. 144.  That calculation, pursuant to SFAS No. 144, corresponded largely to the future cash flows expected to be received under the Perryville Tolling Agreement.  Due to Mirant's bankruptcy filing and the subsequent events surrounding that bankruptcy, the probability weighting of future cash flows under possible scenarios, as required by SFAS No. 144, changed significantly.  As a result of the change in probability weighting of Perryville's undiscounted future cash flows, management believed the carrying value of Perryville's long-lived assets was impaired; therefore, the carrying value of these assets was reduced to fair value.  The difference between Perryville's carrying value and its fair value resulted in an impairment charge of $134.8 million in the second quarter of 2003.  This charge is presented in a separate line item in the operating expenses section of the Consolidated Statements of Income as discussed below under " - Comparison of Nine Months Ended September 30, 2003 and 2002."  At September 30, 2003, Perryville's undiscounted probability-weighted, future cash flows exceeded its carrying value; therefore, no additional impairment was recorded in the third quarter of 2003.  However, depending on the outcome of Perryville's efforts to sell the facility, applicable accounting rules could require Perryville to reduce the carrying value of the facility and recognize an additional impairment charge.  Also, future earnings could be realized if Perryville recovers damages through the Mirant bankruptcy process arising from MAEM's rejection of the Perryville Tolling Agreement.

          On August 29, 2003, MAEM and its related debtors (collectively, the "Debtors") filed and served upon Perryville a motion pursuant to which the Debtors moved under Bankruptcy Code Section 365 to reject the Perryville Tolling Agreement.  MAEM asserts that pursuant to their motion, the rejection of the Perryville Tolling Agreement was effective on September 15, 2003.  Upon the rejection of the Perryville Tolling Agreement, MAEM relinquished the rights to exclusively dispatch the facility's capacity and energy.  Moreover, MAEM is no longer financially responsible for the recurring payments pursuant to the Perryville Tolling Agreement subsequent to September 15, 2003.

          For additional information on Perryville's impairment and the impact of the Mirant bankruptcy, see Note 15 - "Perryville" in the Notes to the Unaudited Financial Statements in this Report.  For information on the assumptions and estimates underlying Midstream's accounting for long-lived assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Midstream" on pages 33 and 34 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to the Registrants' Form 10-K for the year ended December 31, 2002, and is incorporated herein by reference.

Comparison of the Three Months Ended September 30, 2003 and 2002

Cleco Consolidated

	For the three months ended September 30,
	2003	2002	Variance	Change
	(Thousands)
Operating revenue	$276,628	$223,691	$52,937	23.7%
Operating expenses	228,444	157,301	71,143	45.2%

Operating income	$48,184	$66,390	$(18,206)	(27.4)%

Equity income from investees	$8,318	$6,780	$1,538	22.7%
Interest charges	$17,696	$16,501	$1,195	7.2%
Net income applicable to common stock	$23,342	$36,392	$(13,050)	(35.9)%

          Consolidated net income applicable to common stock decreased $13.1 million, or 35.9% in the third quarter of 2003 compared to the third quarter of 2002 primarily due to the decreased earnings from Cleco Power and Midstream.  Results of operations for Cleco Power and Midstream, Cleco's two principal subsidiaries, are more fully described below.

          Operating revenue increased $52.9 million, or 23.7%, in the third quarter of 2003 compared to the same period of 2002 largely as a result of higher base and fuel cost recovery revenue from utility customer sales, lower losses from energy trading, and higher energy operations revenue due to increased fuel prices and increased volumes of natural gas marketed.  In addition, lower estimated customer credits resulting from the revised estimate of the accruals for the rate refund based on actual results for the third quarter increased operating revenue.  Partially offsetting these increases was lower tolling revenue at the Perryville and Evangeline facilities.

          Operating expenses increased $71.1 million, or 45.2%, in the third quarter of 2003 compared to the third quarter of 2002 primarily due to higher prices for natural gas purchased for fuel generation and power purchased for Cleco Power customers.  Also contributing to this increase were higher other operations and maintenance expenses.  Other operations expense increased largely as a result of reserves recorded at Perryville to reflect potentially uncollectible receivables, while increased maintenance expenses were primarily a result of Cleco Power's reliability enhancement initiative and its tropical storm restoration efforts during the third quarter of 2003.

          Equity income from investees increased $1.5 million, or 22.7%, in the third quarter of 2003 compared to the same period of 2002 primarily as a result of the commencement of full commercial operation of the Acadia facility in August 2002.  Interest charges increased $1.2 million, or 7.2%, compared to the third quarter of 2002 primarily due to the cessation of capitalizing interest-related expenses associated with Acadia once this facility commenced commercial operation.

Cleco Power

          Cleco Power's net income applicable to member's equity in the third quarter of 2003 decreased $5.8 million, or 29.5%, compared to the third quarter of 2002.  Contributing factors include:

higher capacity payments,
higher maintenance expenses, and
higher effective income tax rate.

          These were partially offset by:

higher base revenue from retail and wholesale customer sales and energy management services, lower losses from energy trading, and
lower customer refund credits.

          As reflected in the chart on the following page, the aggregation of fuel cost recovery revenue, power purchased for utility customers, and fuel used for electric generation significantly increased in the third quarter of 2003 compared to the same period in 2002.  However, changes in these items do not significantly impact net income, since fluctuations in fuel-related costs generally are recovered through fuel cost recovery revenue via Cleco Power's fuel cost adjustment process.  However,

Cleco's reliance on natural gas as a component of its fuel mix could impact future earnings as a result of wholesale competition and if and when retail competition emerges.

	For the three months ended September 30,
	2003	2002	Variance	Change
	(Thousands)
Operating revenue
Base	$ 91,650	$ 90,655	$ 995	1.1%
Fuel cost recovery	117,297	82,025	35,272	43.0%
Electric customer credits	7,849	-	7,849	*
Energy trading, net	(4)	(2,350)	2,346	99.8%
Other operations	7,695	7,641	54	0.7%
Intercompany revenue	558	381	177	46.5%
Total operating revenue	225,045	178,352	46,693	26.2%

Operating expenses
Fuel used for electric generation	51,613	50,050	1,563	3.1%
Power purchased for utility customers	81,911	45,065	36,846	81.8%
Other operations	18,345	18,045	300	1.7%
Maintenance	20,432	6,687	13,745	205.5%
Depreciation	13,672	13,106	566	4.3%
Taxes other than income taxes	9,584	9,814	(230)	(2.3)%
Total operating expenses	195,557	142,767	52,790	37.0%

Operating income	$ 29,488	$ 35,585	$ (6,097)	(17.1)%
Other income (expense), net	$ (1,000)	$ (131)	$ (869)	(663.4)%
Federal and state income taxes	$ 8,353	$ 9,547	$ (1,194)	(12.5)%
Net income	$ 13,909	$ 19,719	$ (5,810)	(29.5)%

* Not meaningful

	For the three months ended September 30,
	2003	2002	Change
	(Million kWh)
Electric sales
Residential	1,119	1,100	1.7%
Commercial	530	511	3.7%
Industrial	719	717	0.3%
Other retail	174	171	1.8%
Unbilled	(58)	(23)	(152.2)%
Total retail	2,484	2,476	0.3%
Sales for resale	248	231	7.4%
Total retail and wholesale customer sales	2,732	2,707	0.9%
Short-term sales to other utilities	28	30	(6.7)%
Sales from trading activities	6	72	(91.7)%
Total electric sales	2,766	2,809	(1.5)%

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

	For the three months ended September 30,
	2003	2002
Cooling degree-days
Increase (decrease) from normal	(6.51) %	(2.89) %
Increase (decrease) from prior year	(3.73) %	(0.34) %

Base

          Base revenue during the third quarter of 2003 increased $1.0 million, or 1.1%, compared to the same period in 2002.  The increase was primarily due to increased energy management services revenue as a result of new contracts which began in May 2003.  In addition, slightly higher volumes of retail and wholesale customer kWh sales, primarily in the residential and commercial customer classes, resulted in higher base revenue.

          On July 7, 2003, one of Cleco Power's existing municipal customers entered into a three-year wholesale contract with an energy marketing company.  This new contract is scheduled to begin once Cleco Power's contract expires on May 31, 2004.  The expiration of this contract is expected to reduce annual base revenue by approximately $4.8 million.  Also anticipated with the non-renewal of this contract will be a reduction of capacity expenses of approximately $2.0 million, resulting in an expected net annual reduction of $2.8 million in pre-tax operating income.

          On July 16, 2003, the LPSC approved Cleco Power's new five-year contract with one of its existing industrial customers.  As a result of the terms in the new contract, base revenue is expected to decrease by approximately $1.0 million in 2003, and by almost $2.0 million annually over the remaining life of the new agreement.

          During the second quarter of 2004, Cleco Power is expected to begin serving a new industrial customer and during the fourth quarter of 2004 is expected to begin providing service to an expansion of a current customer's operation.  The expected new service and expected expansion of current service is projected to increase 2004 base revenue by approximately $0.6 million and annually increase revenue by approximately $1.1 million beginning in 2005.

Fuel Cost Recovery

          Fuel cost recovery revenue collected from customers increased $35.3 million, or 43.0%, primarily as a result of an increase of 49.8% in the average per unit cost of power purchased from the energy market in the third quarter of 2003 compared to the third quarter of 2002 and a 26.1% increase in the average per unit cost of fuel used for electric operations.  The increase in fuel used for electric generation is primarily the result of higher natural gas prices.  The increase in the per unit cost of purchased power was influenced by higher natural gas prices, as well as other market factors.  Changes in fuel costs historically have not significantly affected Cleco Power's net income.  Generally, all fuel and purchased power costs are recovered through the LPSC-established Fuel Adjustment Clause that enables Cleco Power to pass on to its customers substantially all such charges.  Cleco Power's Fuel Adjustment Clause filings are submitted monthly and are regulated by the LPSC (representing about 93% of the total fuel costs) and the FERC.  All filings are subject to refund until final approval is received from the LPSC upon completion of a periodic audit.  In the second half of 2002, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit.  The audit commenced in March 2003 and includes Fuel Adjustment Clause filings for January 2001 through December 2002, although a portion of the data requested for the audit relates to periods prior to the 2001 and 2002 filings.  The audit, pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497, is required to be performed no less frequently than every other year; however, this is the first LPSC Fuel Adjustment Clause audit of Cleco Power.  LPSC-jurisdictional revenue recovered by Cleco Power through its Fuel Adjustment Clause for the audit period of January 2001 through December 2002 was $567.1 million.  Management is unable to predict the results of the LPSC fuel audit, which could require Cleco Power to refund the previously recovered revenue and could adversely impact the Registrants' results of operations and financial condition.  The LPSC Staff expects to issue its findings and recommendations related to the fuel audit by the first quarter of 2004.

Electric Customer Credits

          The reserve for electric customer credits during the third quarter of 2003 decreased $7.8 million compared to the same period in 2002.  This decrease reflects the revised estimate of the accruals for the rate refund based on actual results for the third quarter.  The potential refunds are based on results for each 12-month period ended September 30.  For additional information on the accrual for electric customer credits, see Note 8 - "Accrual for Electric Customer Credits" in the Notes to the Unaudited Financial Statements in this Report.

Energy Trading, Net

          For the third quarter of 2003 compared to the third quarter of 2002, decreases in power and gas volumes were directly related to the discontinuation of speculative trading activities in the fourth quarter of 2002.  Most of Cleco Power's exposure to the market was mitigated in the summer of 2002 by transactions that were entered into to specifically offset open positions.  Volumes and associated revenue were affected by these positions during the third quarter of 2003.

          Generally, Cleco Power's energy trading transactions are considered non-hedging derivatives under SFAS No. 133, as amended, which requires that the transactions be reported at fair market value or "marked-to-market."  The chart below presents the components of energy trading, net.

	For the three months ended September 30,
2003		2002	Variance	Change
(Thousands)
Energy trading margins....................	$ (71)	$ (1,526)	$ 1,455	95.3%
Mark-to-market..................................	67	(824)	891	*
Energy trading, net............................	$ (4)	$ (2,350)	$ 2,346	99.8%

* Not meaningful

          Energy trading, net increased $2.3 million, or 99.8%, in the third quarter of 2003 from the same period in 2002.  This increase was primarily due to a negative adjustment for premiums on certain gas put options recorded in the third quarter of 2002.  In addition, Cleco Power's efforts to mitigate most of its exposure to the market following the discontinuation of speculative trading activities in the fourth quarter of 2002 and volatility in power and natural gas prices contributed to the fluctuations between each period.

Operating Expenses

          Operating expenses increased $52.8 million, or 37.0%, in the third quarter of 2003 compared to the same period of 2002.  Fuel used for electric generation increased $1.6 million, or 3.1%, primarily due to an increase in the average per unit equivalent cost of fuel from $25.71 per MWh in the third quarter of 2002 to $32.90 per MWh in the same period of 2003.  Power purchased for utility customers increased $36.8 million, or 81.8%, largely due to an increase in volumes and an increase in the average per unit cost of purchased power.  In addition, power purchased for utility customers increased as a result of higher capacity payments made during the third quarter of 2003.  Increases in fuel used for electric generation and power purchased for utility customers both were influenced significantly by higher natural gas prices.  As a result, total system cost increased from $26.29 per MWh in the third quarter of 2002 to $36.96 per MWh in the same period of 2003.  Other operations expense increased $0.3 million, or 1.7%, primarily due to higher property and general liability insurance expense.  This was partially offset by lower distribution operation expenses in 2003 compared to 2002 as a result of Tropical Storm Isidore right-of-way clearing expenses that were incurred in the third quarter of 2002.  Maintenance expenses during the third quarter of 2003 increased $13.7 million, or 205.5%, compared to the same period of 2002.  The primary reasons for this increase were increased maintenance expenses from Cleco Power's transmission and distribution reliability initiative, production availability initiative, and restoration efforts associated with Tropical Storm Bill.  It is expected that on-going maintenance expenses related to Cleco Power's reliability enhancement initiative program will return to normal levels in subsequent periods.  Depreciation expense increased $0.6 million, or 4.3%, largely as a result of normal recurring additions to fixed assets.

Other Income (Expense), Net

          Other income (expense), net increased $0.9 million, or 663.4%, during the third quarter of 2003 compared to the same period of 2002 primarily due to payments made to community action agencies to assist low income customers.

Income Taxes

          Income tax expense in the third quarter of 2003 decreased $1.2 million, or 12.5%, compared to the third quarter of 2002.  Cleco Power's effective income tax rate for the third quarter of 2003 increased to 37.5% from 32.6% compared to the third quarter of 2002.  The increase was mainly due to an adjustment related to an internal review of accumulated deferred income taxes.  For information about assumptions and estimates underlying Cleco Power's accounting for the effect of income taxes, see "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Critical Accounting Policies" and Note 14 - "Income Taxes" in the Notes to the Unaudited Financial Statements in this Report.

Midstream

	For the three months ended September 30,
	2003	2002	Variance	Change
	(Thousands)
Operating revenue
Tolling operations	$ 36,332	$ 40,772	$ (4,440)	(10.9)%
Energy trading, net	(194)	(437)	243	55.6%
Energy operations	15,594	5,164	10,430	202.0%
Other operations	337	224	113	50.4%
Intercompany revenue	1	2,083	(2,082)	(100.0)%
Total operating revenue	52,070	47,806	4,264	8.9%

Operating expenses
Purchases for energy operations	14,329	4,180	10,149	242.8%
Other operations	13,321	5,514	7,807	141.6%
Maintenance	1,425	1,849	(424)	(22.9)%
Depreciation	3,639	4,409	(770)	(17.5)%
Taxes other than income taxes	149	324	(175)	(54.0)%
Total operating expenses	32,863	16,276	16,587	101.9%

Operating income	$ 19,207	$ 31,530	$ (12,323)	(39.1)%

Equity income from investees	$ 8,318	$ 6,780	$ 1,538	22.7%
Interest charges	$ 9,420	$ 9,958	$ (538)	(5.4)%
Federal and state income taxes	$ 7,011	$ 11,009	$ (3,998)	(36.3)%
Net income applicable to member's equity	$ 11,088	$ 17,481	$ (6,393)	(36.6)%

          Midstream's net income applicable to member's equity in the third quarter of 2003 decreased $6.4 million, or 36.6%, compared to the third quarter of 2002.  Contributing factors include:

lower tolling revenue and
higher other operations expense.

These were partially offset by:

lower losses from energy trading,
lower maintenance expense,
lower depreciation expense,
higher equity income from investees, and
lower interest charges.

Tolling Operations

          Tolling operations revenue decreased $4.4 million, or 10.9%, in the third quarter of 2003 compared to the third quarter of 2002.  The decrease was primarily due to reduced tolling revenue at Perryville as a result of Mirant's bankruptcy and MAEM's subsequent rejection of the Perryville Tolling Agreement.  Tolling revenue at Evangeline also was lower as a result of the facility being dispatched less frequently in the third quarter of 2003 compared to the third quarter of 2002.  For additional information on Mirant's bankruptcy and MAEM's rejection of the tolling agreement, see Note 15 - "Perryville" in the Notes to the Unaudited Financial Statements in this Report.

Energy Trading, Net

          For the third quarter of 2003 compared to the same period of 2002, decreases in power and gas volumes were directly related to the discontinuation of Midstream's speculative trading activities in the fourth quarter of 2002.  Most of Midstream's exposure to the market from positions opened prior to the change in its speculative trading strategy was mitigated in the fourth quarter of 2002 by transactions that were entered into to specifically offset open positions.  Volumes and associated revenue were affected by these positions during the third quarter of 2003.  As of September 30, 2003, Marketing & Trading had closed all forward trading positions.

          Generally, Midstream's energy trading transactions are considered non-hedging derivatives under SFAS No. 133, as amended, which requires that the transactions be reported at fair market value or "marked-to-market."  The chart below presents the components of energy trading, net.

	For the three months ended September 30,
	2003	2002	Variance	Change
	(Thousands)
Energy trading margins.................	$ (782)	$ 3,362	$ (4,144)	*
Mark-to-market...............................	588	(3,799)	4,387	*
Energy trading, net........................	$ (194)	$ (437)	$ 243	55.6%

* Not meaningful

          Energy trading, net increased $0.2 million, or 55.6%, in the third quarter of 2003 compared to the same period of 2002.  The increase was primarily due to lower losses recorded during the third quarter of 2003 as a result of the discontinuation of Midstream's speculative trading activities in late 2002.

Energy Operations

          The $10.4 million, or 202.0%, increase in energy operations revenue during the third quarter of 2003 compared to the same period of 2002 was primarily due to increases in the average per unit cost of natural gas and volumes of natural gas marketed by Cleco Energy to third parties.  In 2002, Cleco Energy sold gas production to Marketing & Trading as a part of its speculative trading portfolio, which included trading physical gas.  These affiliate transactions previously were eliminated from consolidated Midstream results and are not reflected in the charts below.  Cleco Energy has marketed more physical gas to third parties in 2003 as a result of Marketing & Trading's discontinuation of speculative trading.  This increase in revenue to third parties is reflected as wholesale natural gas marketed below.  Energy management services revenue decreased $0.6 million, or 94.5%, for the third quarter of 2003 compared to the same period of 2002 primarily due to Marketing & Trading's termination of all its energy management services contracts in May 2003.  Intercompany volume and revenue within Midstream subsidiaries have been eliminated and therefore are not reflected in the charts below.  The chart below presents the components of energy operations revenue.

	For the three months ended September 30,
	2003	2002	Variance	Change
	(Thousands)
Energy management services.........................	$ 33	$ 597	$ (564)	(94.5)%
Wholesale natural gas marketed....................	15,561	4,567	10,994	240.7%
Energy operations.......................................	$ 15,594	$ 5,164	$ 10,430	202.0%

          The chart below presents a summary of energy management kWh and natural gas marketed during the third quarter of 2003 and 2002.

	For the three months ended September 30,
	2003	2002	Change
Energy management (million kWh)........................	-	191	(100.0)%
Natural gas (MMBtu)..............................................	2,946,709	1,313,770	124.3%

Intercompany Revenue

          Intercompany revenue decreased $2.1 million, or 100.0%, in the third quarter of 2003 compared to the same period of 2002 primarily due to lower volumes of affiliate transactions.

Operating Expenses

          Purchases for energy operations increased $10.1 million, or 242.8%, in the third quarter of 2003 compared to the same period of 2002 primarily due to the same factors affecting energy operations revenue.  Other operations expense increased $7.8 million, or 141.6%, during the third quarter of 2003 compared to the same period of 2002.  This increase was primarily due to $7.6 million of reserves recorded at Perryville to reflect potentially uncollectible MAEM receivables, as a result of Mirant and certain of its affiliates filing for protection under Chapter 11 of the U.S. Bankruptcy Code on July 14, 2003, and the related rejection of the Perryville Tolling Agreement.  For additional information on Mirant's bankruptcy and the rejection of the tolling agreement, see Note 15 - "Perryville" in the Notes to the Unaudited Financial Statements in this Report.  Partially offsetting these increases was a decrease in other operations expense that resulted primarily from reduced Midstream participation in unregulated energy markets, including wholesale generation asset development, project analytics, energy marketing and trading activities, and power plant engineering services.  Maintenance expenses decreased $0.4 million, or 22.9%, in the third quarter of 2003 compared to the same period in 2002 primarily due to reduced Midstream power plant maintenance activities.  Depreciation expense decreased $0.8 million, or 17.5%, primarily due to the decline in Perryville's asset base resulting from the $134.8 million asset impairment charge recorded in the second quarter of 2003.  For additional information on this charge, see Note 15 - "Perryville" in the Notes to the Unaudited Financial Statements in this Report.

Equity Income from Investees

          Equity income from investees increased $1.5 million, or 22.7%, for the third quarter of 2003 compared to the third quarter of 2002 primarily due to increased equity earnings from Acadia as a result of the facility beginning full commercial operation in August 2002.  For additional information on Acadia, see Note 4 - "Equity Investment in Investees" in the Notes to the Unaudited Financial Statements in this Report.

Interest Charges

          Interest charges decreased $0.5 million, or 5.4%, during the third quarter of 2003 compared to the third quarter of 2002 primarily due to the suspension of interest accruals and payments on Perryville's subordinated debt to Mirant during the third quarter of 2003 as a result of Mirant's bankruptcy and MAEM's subsequent failure to remit pre-petition amounts under the Perryville Tolling Agreement.  For additional information on the rejection of the tolling agreement and its impact on the subordinated debt, see Note 15 -"Perryville" in the Notes to the Unaudited Financial Statements in this Report.  Partially offsetting this decrease was a change in the treatment of interest-related expenses associated with Acadia.  Prior to the August 2002 commencement of full commercial operation at Acadia, interest related to this project was capitalized in accordance with SFAS No. 58.

Income Taxes

          Income tax expense in the third quarter of 2003 decreased $4.0 million, or 36.3%, compared to the third quarter of 2002.  The decrease was primarily due to lower taxable income compared to the same period of 2002.  For information about assumptions and estimates underlying Midstream's accounting for the effect of income taxes, see "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Critical Accounting Policies" and Note 14 - "Income Taxes" in the Notes to the Unaudited Financial Statements in this Report.

Comparison of the Nine Months Ended September 30, 2003 and 2002

Cleco Consolidated

	For the nine months ended September 30,
	2003	2002	Variance	Change
	(Thousands)
Operating revenue	$682,113	$547,510	$134,603	24.6%
Operating expenses	694,628	409,321	285,307	69.7%

Operating income (loss)	$(12,515)	$138,189	$(150,704)	*

Equity income from investees	$23,902	$8,140	$15,762	193.6%
Interest charges	$53,535	$41,081	$12,454	30.3%
Net income (loss) applicable to common stock	$(26,180)	$67,290	$(93,470)	*

* Not meaningful

          Consolidated net income (loss) applicable to common stock decreased $93.5 million in the first nine months of 2003 compared to the first nine months of 2002 primarily due to the $134.8 million impairment charge at Perryville discussed above under "- Perryville."  Also contributing to the decrease were increased losses at the holding company level.  Losses at the holding company level increased primarily due to higher interest expense and higher corporate legal and consulting fees associated with the FERC and LPSC investigations of certain trading activities.  On July 25, 2003, the FERC approved a settlement resolving its non-public investigation of Cleco's energy marketing and trading practices, a review of which was initially disclosed in November 2002.  The settlement included penalties and remedies that resulted in a $0.9 million decrease in consolidated net income applicable to common stock.  For additional information on the FERC settlement, see Note 16 - "FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.

          Operating revenue increased $134.6 million, or 24.6%, in the first nine months of 2003 compared to the same period of 2002 largely as a result of higher base, fuel cost recovery, and transmission revenues from utility customer sales, higher tolling revenue from commencement of full commercial operation of the Perryville facility in the third quarter of 2002, and higher energy operations revenue due to increased fuel prices and increased volumes of natural gas marketed.  Partially offsetting these increases were lower trading margins and lower other operations revenue.

          Operating expenses increased $285.3 million, or 69.7%, in the first nine months of 2003 compared to the first nine months of 2002 primarily due the $134.8 million impairment of Perryville's long-lived assets.  Also contributing to this increase were higher prices for natural gas purchased for fuel generation and marketing purposes, increased depreciation expense at Perryville and Evangeline, and increased other operations and maintenance expenses at Perryville and Cleco Power.

          Equity income from investees increased $15.8 million, or 193.6%, in the first nine months of 2003 compared to the same period of 2002 primarily as a result of the commencement of full commercial operation of the Acadia facility in August 2002.  Interest charges increased $12.5 million, or 30.3%, compared to the first nine months of 2002 primarily due to higher corporate debt and the cessation of capitalizing interest-related expenses associated with Perryville and Acadia once these facilities commenced commercial operation.

          Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power

          Cleco Power's net income applicable to member's equity in the first nine months of 2003 decreased $4.1 million, or 8.3%, compared to the first nine months of 2002.  Contributing factors include:

higher capacity payments,
higher maintenance expense,
higher depreciation expense, and
higher interest charges.

These were partially offset by:

higher base revenue from retail and wholesale customer sales and energy management services, higher margins from energy trading,
higher transmission revenue, and
lower other operations expense.

          As reflected in the chart on the following page, the aggregation of fuel cost recovery revenue, power purchased for utility customers, and fuel used for electric generation significantly increased in the first nine months of 2003 compared to the same period in 2002.  However, changes in these items do not significantly impact net income, since fluctuations in fuel-related costs generally are recovered through fuel cost recovery revenue via Cleco Power's fuel cost adjustment process.  However, Cleco's reliance on natural gas as a component of its fuel mix could impact future earnings as a result of wholesale competition and if and when retail competition emerges.

	For the nine months ended September 30,
	2003	2002	Variance	Change
	(Thousands)
Operating revenue
Base	$ 241,128	$ 236,670	$ 4,458	1.9%
Fuel cost recovery	277,952	199,295	78,657	39.5%
Electric customer credits	(1,562)	(1,575)	13	0.8%
Energy trading, net	627	(1,442)	2,069	*
Other operations	22,874	20,872	2,002	9.6%
Intercompany revenue	1,660	1,355	305	22.5%
Total operating revenue	542,679	455,175	87,504	19.2%

Operating expenses
Fuel used for electric generation	121,211	107,287	13,924	13.0%
Power purchased for utility customers	181,253	114,938	66,315	57.7%
Other operations	45,812	48,196	(2,384)	(4.9)%
Maintenance	35,928	22,299	13,629	61.1%
Depreciation	40,268	39,085	1,183	3.0%
Taxes other than income taxes	28,123	28,432	(309)	(1.1)%
Total operating expenses	452,595	360,237	92,358	25.6%

Operating income	$ 90,084	$ 94,938	$ (4,854)	(5.1)%
Other income (expense), net	$ (2,437)	$ (275)	$ (2,162)	(786.2)%
Interest charges	$ 21,396	$ 20,568	$ 828	4.0%
Federal and state income taxes	$ 24,262	$ 26,950	$ (2,688)	(10.0)%
Net income	$ 45,100	$ 49,198	$ (4,098)	(8.3)%

* Not meaningful

	For the nine months ended September 30,
	2003	2002	Change
	(Million kWh)
Electric sales
Residential	2,714	2,668	1.7%
Commercial	1,364	1,317	3.6%
Industrial	2,038	2,025	0.6%
Other retail	454	452	0.4%
Unbilled	30	87	(65.5)%
Total retail	6,600	6,549	0.8%
Sales for resale	588	549	7.1%
Total retail and wholesale customer sales	7,188	7,098	1.3%
Short-term sales to other utilities	92	90	2.2%
Sales from trading activities	20	194	(89.7)%
Total electric sales	7,300	7,382	(1.1)%

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

	For the nine months ended September 30,
	2003	2002
Cooling degree-days
Increase (decrease) from normal	(2.73)%	3.39%
Increase (decrease) from prior year	(5.92)%	2.88%
Heating degree-days
Increase (decrease) from normal	9.26%	(0.48)%
Increase from prior year	10.29%	0.00%

Base

          Base revenue during the first nine months of 2003 increased $4.5 million, or 1.9%, compared to the same period in 2002.  The increase was primarily due to slightly higher volumes of retail and wholesale customer kWh sales, primarily in the residential and commercial customer classes.  In addition to the 1.3% increase in retail and wholesale customer sales, base revenue also increased from energy management services revenue as a result of new contracts which began in May 2003.  For information on the anticipated effects of the non-renewal of one of Cleco Power's wholesale contracts, its renewal of one of its contracts with an industrial customer, and the additional revenue from industrial customers, see "- Comparison of the Three Months Ended September 30, 2003 and 2002 - Cleco Power - Base."

Fuel Cost Recovery

          Fuel cost recovery revenue collected from customers increased $78.7 million, or 39.5%, primarily as a result of an increase of 45.0% in the average per unit cost of power purchased from the energy market in the first nine months of 2003 compared to the first nine months of 2002 and a 32.2% increase in the average per unit cost of fuel used for electric operations.  The increase in fuel used for electric generation is primarily the result of higher natural gas prices.  The increase in the per unit cost of purchased power was influenced by higher natural gas prices, as well as other market factors.  For information on Cleco Power's ability to recover fuel and purchase power costs, see "- Comparison of the Three Months Ended September 30, 2003 and 2002 - Cleco Power - Fuel Cost Recovery."

Electric Customer Credits

          Electric customer credits during the first nine months of 2003 were slightly lower compared to the same period in 2002.  This decrease in electric customer credits is a result of the revised estimate of the accruals for the rate refund based on actual results for the first nine months of 2003.  The potential refunds are based on results for each 12-month period ended September 30.  For additional information on the accrual for electric customer credits, see Note 8 - "Accrual for Electric Customer Credits" in the Notes to the Unaudited Financial Statements in this Report.

Energy Trading, Net

          For the first nine months of 2003 compared to the first nine months of 2002, decreases in power and gas volumes were directly related to the discontinuation of speculative trading activities in the fourth quarter of 2002.  Most of Cleco Power's exposure to the market was mitigated in the summer of 2002 by transactions that were entered into to specifically offset open positions.  Volumes and associated revenue were affected by these positions during the first nine months of 2003.

          Generally, Cleco Power's energy trading transactions are considered non-hedging derivatives under SFAS No. 133, as amended, which requires that the transactions be reported at fair market value or "marked-to-market."  The chart below presents the components of energy trading, net.

	For the nine months ended September 30,
	2003	2002	Variance	Change
	(Thousands)
Energy trading margins.................	$ 137	$ (557)	$ 694	*
Mark-to-market...............................	490	(885)	1,375	*
Energy trading, net........................	$ 627	$ (1,442)	$ 2,069	*

* Not meaningful

          Energy trading, net increased $2.1 million in the first nine months of 2003 compared to the same period in 2002.  This increase was primarily a result of amounts required to be paid to Cleco Power pursuant to the Consent Agreement and a negative adjustment for premiums on certain gas put options recorded in the third quarter of 2002.  In addition, Cleco Power's efforts to mitigate most of its exposure to the market following the discontinuation of speculative trading activities in the fourth quarter of 2002 and volatility in power and natural gas prices contributed to the fluctuations between each period.  For additional information on the Consent Agreement and FERC settlement, see Note 16 - "FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.

Other Operations

          Other operations revenue increased $2.0 million, or 9.6%, in the first nine months of 2003 compared to the same period of 2002 primarily due to an increase in transmission revenue.  The increase in transmission revenue was largely a result of additional transmission services being provided to the tolling counterparties at Acadia, which commenced full commercial operation in August 2002.  This transmission revenue was generated by a firm transmission contract that expired in the summer of 2003.

Operating Expenses

          Operating expenses increased $92.4 million, or 25.6%, in the first nine months of 2003 compared to the same period of 2002.  Fuel used for electric generation increased $14.0 million, or 13.0%, primarily due to an increase in the average per unit equivalent cost of fuel from $24.68 per MWh in the first nine months of 2002 to $33.37 per MWh in the same period of 2003.  Power purchased for utility customers increased $66.3 million, or 57.7%, largely due to an increase in the average per unit cost of purchased power.  In addition, power purchased for utility customers increased as a result of higher capacity payments made during the first nine months of 2003.  The increase in power purchased for utility customers was partially offset by a $1.1 million decrease resulting from payments made under the Consent Agreement.  For additional information on the Consent Agreement and the FERC settlement, see Note 16 - "FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.  Increases in fuel used for electric generation and power purchased for utility customers both were influenced significantly by higher natural gas prices.  As a result, total system cost increased from $25.58 per MWh in the first nine months of 2002 to $36.04 MWh in the same period of 2003.  Other operations expense decreased $2.4 million, or 4.9%, primarily due to reduced staff resulting from Cleco's 2002 organizational restructuring.  Maintenance expense during the first nine months of 2003 increased $13.6 million, or 61.1%, compared to the same period of 2002.  The primary reasons for this increase were increased maintenance expenses from Cleco Power's transmission and distribution reliability initiative, production availability initiative, and restoration efforts associated with Tropical Storm Bill.  Partially offsetting this increase were lower plant outage costs in the first nine months of 2003.  Depreciation expense increased $1.2 million, or 3.0%, as a result of normal recurring additions to fixed assets.

Other Income (Expense), Net

          Other income (expense), net increased $2.2 million, or 786.2%, during the first nine months of 2003 compared to the same period of 2002 primarily due to increased donations, increased community project involvement, and payments made to community action agencies to assist low income customers.

Interest Charges

          Interest charges increased $0.8 million, or 4.0%, during the first nine months of 2003 compared to the same period of 2002 primarily due to interest accrued on new senior notes issued in April 2003 and insured quarterly notes issued in May 2002.

Income Taxes

          Income tax expense in the first nine months of 2003 decreased $2.7 million, or 10.0%, compared to the first nine months of 2002.  The decrease was primarily due to lower taxable income compared to the same period of 2002.  For information about assumptions and estimates underlying Cleco Power's accounting for the effect of income taxes, see "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Critical Accounting Policies" and Note 14 - "Income Taxes" in the Notes to the Unaudited Financial Statements in this Report.

Midstream

	For the nine months ended September 30,
	2003	2002	Variance	Change
	(Thousands)
Operating revenue
Tolling operations	$ 88,140	$ 66,266	$ 21,874	33.0%
Energy trading, net	(2,380)	2,450	(4,830)	*
Energy operations	53,608	20,778	32,830	158.0%
Other operations	561	4,188	(3,627)	(86.6)%
Intercompany revenue	203	5,296	(5,093)	(96.2)%
Total operating revenue	140,132	98,978	41,154	41.6%

Operating expenses
Purchases for energy operations	50,221	17,373	32,848	189.1%
Other operations	28,824	21,035	7,789	37.0%
Maintenance	6,157	5,843	314	5.4%
Depreciation	18,791	8,624	10,167	117.9%
Impairment of long-lived assets	134,772	-	134,772	*
Taxes other than income taxes	362	1,220	(858)	(70.3)%
Total operating expenses	239,127	54,095	185,032	342.1%

Operating income (loss)	$ (98,995)	$ 44,883	$ (143,878)	*

Equity income from investees	$ 23,902	$ 8,140	$ 15,762	193.6%
Other income (expense), net	$ (905)	$ (16)	$ (889)	*
Interest charges	$ 30,168	$ 0,458	$ 9,710	47.5%
Federal and state income taxes (benefit) expense	$ (40,306)	$ 12,282	$ (52,588)	*
Net income (loss) applicable to member's equity	$ (65,316)	$ 20,589	$ (85,905)	*

* Not meaningful

          Midstream's net loss applicable to member's equity for the first nine months of 2003 was $65.3 million, significantly below the $20.6 million earned in the same period of 2002.  Contributing factors include:

impairment of long-lived assets,
lower margins from energy trading,
higher other operations expense,
higher depreciation expense, and
higher interest charges.

These were partially offset by:

higher tolling revenue and
higher equity income from investees.

Tolling Operations

          Tolling operations revenue increased $21.9 million, or 33.0%, in the first nine months of 2003 compared to the first nine months of 2002 primarily due to the Perryville facility commencing full commercial operation in the third quarter of 2002.  This increase was partially offset by decreased generation from the Evangeline facility, which was dispatched less frequently in the first nine months of 2003 compared to the first nine months of 2002.

Energy Trading, Net

          For the first nine months of 2003 compared to the same period of 2002, decreases in power and gas volumes were directly related to the discontinuation of Midstream's speculative trading activities in the fourth quarter of 2002.  Most of Midstream's exposure to the market from positions opened prior to the change in its speculative trading strategy was mitigated in the fourth quarter of 2002 by transactions that were entered into to specifically offset open positions.  Volumes and associated revenue were affected by these positions during the first nine months of 2003.  As of September 30, 2003, Marketing & Trading had closed all forward trading positions.

          Generally, Midstream's energy trading transactions are considered non-hedging derivatives under SFAS No. 133, as amended, which requires that the transactions be reported at fair market value or "marked-to-market."  The chart below presents the components of energy trading, net.

	For the nine months ended September 30,
	2003	2002	Variance	Change
	(Thousands)
Energy trading margins.....................	$ (2,753)	$ 3,044	$ (5,797)	*
Mark-to-market...................................	373	(594)	967	*
Energy trading, net............................	$ (2,380)	$ 2,450	$ (4,830)	*

* Not meaningful

          Energy trading, net decreased $4.8 million in the first nine months of 2003 compared to the same period of 2002.  The decrease was primarily due to the discontinuation of Midstream's speculative trading activities in late 2002, as well as amounts required to be paid to Cleco Power under the Consent Agreement.  For additional information on the Consent Agreement and FERC settlement, see Note 16 - "FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.

Energy Operations

          The $32.8 million, or 158.0%, increase in energy operations revenue during the first nine months of 2003 compared to the same period of 2002 was primarily due to increases in the average per unit cost of natural gas and volumes of natural gas marketed by Cleco Energy to third parties.  In 2002, Cleco Energy sold gas production to Marketing & Trading as a part of its speculative trading portfolio, which included trading physical gas.  These affiliate transactions were previously eliminated from consolidated Midstream results and are not reflected in the charts below.  Cleco Energy has marketed more physical gas to third parties in 2003 as a result of Marketing & Trading's discontinuation of speculative trading.  This increase in revenue to third parties is reflected as wholesale natural gas marketed below and was somewhat offset by the loss of one producer.  Energy management services revenue decreased $0.5 million, or 42.5%, for the first nine months of 2003 compared to the same period of 2002 primarily due to Marketing & Trading's termination of all its energy management services contracts in May 2003.  Intercompany volumes and revenue within Midstream subsidiaries have been eliminated and therefore are not reflected in the charts below.  The chart below presents the components of energy operations revenue.

	For the nine months ended September 30,
	2003	2002	Variance	Change
	(Thousands)
Energy management services............	$ 639	$ 1,111	$ (472)	(42.5) %
Wholesale natural gas marketed......	52,969	19,667	33,302	169.3%
Energy operations.........................	$ 53,608	$ 20,778	$ 32,830	158.0%

          The chart below presents a summary of energy management kWh and natural gas marketed during the first nine months of 2003 and 2002.

	For the nine months ended September 30,
	2003	2002	Change
Energy management (million kWh)........................	162	364	(55.5)%
Natural gas (MMBtu)..............................................	9,630,915	5,714,684	68.5%

Other Operations

          Other operations revenue decreased $3.6 million, or 86.6%, in the first nine months of 2003 compared to the same period of 2002 primarily due to a change in the accounting treatment of Midstream's power plant operations, maintenance, and engineering services that were provided to Perryville.  Prior to Midstream's purchase of Mirant's 50% ownership interest in Perryville in June 2002, revenue from these services was included in other operations revenue under the equity method of accounting.  Subsequent to the acquisition, Midstream discontinued the equity method of accounting for Perryville and instead consolidated Perryville's assets, liabilities, revenue and expenses under the full consolidation method effective July 2002.  As a result of this change in accounting treatment, all revenue associated with Midstream's plant operations for Perryville is included in intercompany revenue and has been eliminated.

Intercompany Revenue

          Intercompany revenue decreased $5.1 million, or 96.2%, in the first nine months of 2003 compared to the same period of 2002.  The decrease was primarily due to lower volumes of affiliate transactions combined with a significantly reduced gas transportation rate charged to an affiliate.

Operating Expenses

          Purchases for energy operations increased $32.8 million, or 189.1%, in the first nine months of 2003 compared to the same period of 2002 primarily due to the same factors affecting energy operations revenue.  Other operations expense increased $7.8 million, or 37.0%, during the first nine months of 2003 compared to the same period in 2002 primarily due to increased expenses associated with the commencement of the Perryville facility's full commercial operation in the third quarter of 2002.  Additionally, $13.9 million of reserves were recorded at Perryville in the first nine months of 2003, to reflect potentially uncollectible MAEM receivables, as a result of Mirant and certain of its affiliates filing voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 14, 2003, and the related rejection of the Perryville Tolling Agreement.  For additional information on Mirant's bankruptcy and the rejection of the tolling agreement, see Note 15 - "Perryville" in the Notes to the Unaudited Financial Statements in this Report.  Partially offsetting these increases were decreased other operations expense that resulted primarily from reduced Midstream participation in unregulated energy markets, including wholesale generation asset development, project analytics, energy marketing and trading activities, and power plant engineering services.  Maintenance expenses increased $0.3 million, or 5.4%, in the first nine months of 2003 compared to the same period in 2002 primarily due to the commencement of the Perryville facility's full commercial operation in the third quarter of 2002 and increased expenses at Evangeline due to earlier than planned replacement of combustion turbine parts and certain repairs on the combustion turbines under the LTP Agreement.  The $10.2 million, or 117.9%, increase in depreciation expense was largely due to a $4.5 million increase at Perryville following the completion of construction of the Perryville facility in the third quarter of 2002, partially offset by lower depreciation expense as a result of the decline in Perryville's asset base due to the asset impairment charge recorded during the second quarter of 2003.  Adding to the increase in depreciation expense was a $5.9 million increase at Evangeline following design changes to certain combustion turbine parts as provided under the LTP Agreement and reassessment of the useful life of combustion turbine parts.  Due to the reassessment of the useful life of combustion turbine parts at Evangeline, depreciation expense is expected to continue to reflect a slight increase when compared to 2002.  A $134.8 million charge for impairment of long-lived assets at Perryville was the principal cause of the significant increase in total operating expenses.  This charge was incurred during the first nine months of 2003, whereas no such charge was incurred during the first nine months of 2002.  For additional information on this charge, see Note 15 - "Perryville" in the Notes to the Unaudited Financial Statements in this Report.  The $0.9 million, or 70.3%, decrease in taxes other than income taxes during the first nine months of 2003 compared to the same period of 2002 was primarily the result of state franchise tax adjustments made during 2003 relating to 2002 and decreased payroll taxes as a result of the transfer of employees to other affiliates.

Equity Income from Investees

          Equity income from investees increased $15.8 million, or 193.6%, for the first nine months of 2003 compared to the first nine months of 2002 primarily due to increased equity earnings from Acadia as a result of the facility beginning full commercial operation in August 2002.  For additional information on Acadia, see Note 4 - "Equity Investment in Investees" in the Notes to the Unaudited Financial Statements in this Report.

Other Income (Expense), Net

          Other income (expense), net increased $0.8 million during the first nine months of 2003 compared to the same period of 2002 primarily due to the accrual and payment of a $0.8 million civil penalty agreed to in the Consent Agreement.  For additional information on the Consent Agreement, see Note 16 - "FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.

Interest Charges

          Interest charges increased $9.7 million, or 47.5%, during the first nine months of 2003 compared to the first nine months of 2002 primarily due to a change in the treatment of interest-related expenses associated with Midstream's asset development activity.  Prior to the third quarter of 2002 commencement of commercial operation at Perryville and Acadia, interest related to these projects was capitalized in accordance with SFAS No. 58.  Partially offsetting this increase in interest charges was the suspension of interest accruals and payments on Perryville's subordinated debt to Mirant as a result of Mirant's bankruptcy and MAEM's subsequent failure to remit pre-petition amounts under the Perryville Tolling Agreement.  For additional information on the rejection of the tolling agreement and its impact on the subordinated debt, see Note 15 - "Perryville" in the Notes to the Unaudited Financial Statements in this Report.

Income Taxes

          Income tax expense for the first nine months of 2003 decreased $52.6 million, providing a net tax benefit of $40.3 million, compared to the first nine months of 2002.  The decrease was largely due to a loss recognized by Perryville as a result of a $134.8 million impairment charge recorded in the first nine months of 2003.  For information on the impairment charge, see Note 15 - "Perryville" in the Notes to the Unaudited Financial Statements in this Report.  For information about the assumptions and estimates underlying Midstream's accounting for the effect of income taxes, see "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Critical Accounting Policies" in this Report.

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

CLECO POWER LLC
STATEMENTS OF INCOME
For the three months ended September 30,
(UNAUDITED)

	2003	2002
	(Thousands)
Operating revenue
Electric operations	$ 208,947	$ 172,680
Energy trading, net	(4)	(2,350)
Other operations	7,695	7,641
Intercompany revenue	558	381
Gross operating revenue	217,196	178,352
Electric customer credits	7,849	-
Total operating revenue	225,045	178,352

Operating expenses
Fuel used for electric generation	51,613	50,050
Power purchased for utility customers	81,911	45,065
Other operations	18,345	18,045
Maintenance	20,432	6,687
Depreciation	13,672	13,106
Taxes other than income taxes	9,584	9,814
Total operating expenses	195,557	142,767

Operating income	29,488	35,585

Interest income	363	396
Allowance for other funds used during construction	486	446
Other expense, net	(1,000)	(131)

Income before interest charges	29,337	36,296

Interest charges
Interest charges, including amortization of debt expenses,
premium and discount	7,341	7,278
Allowance for borrowed funds used during construction	(266)	(248)
Total interest charges	7,075	7,030

Net income before income taxes	22,262	29,266

Federal and state income taxes	8,353	9,547

Net income applicable to member's equity	$ 13,909	$ 19,719

The accompanying notes are an integral part of the financial statements.

CLECO POWER LLC
STATEMENTS OF INCOME
For the nine months ended September 30,
(UNAUDITED)

	2003	2002
	(Thousands)
Operating revenue
Electric operations	$ 519,080	$ 435,965
Energy trading, net	627	(1,442)
Other operations	22,874	20,872
Intercompany revenue	1,660	1,355
Gross operating revenue	544,241	456,750
Electric customer credits	(1,562)	(1,575)
Total operating revenue	542,679	455,175

Operating expenses
Fuel used for electric generation	121,211	107,287
Power purchased for utility customers	181,253	114,938
Other operations	45,812	48,196
Maintenance	35,928	22,299
Depreciation	40,268	39,085
Taxes other than income taxes	28,123	28,432
Total operating expenses	452,595	360,237

Operating income	90,084	94,938

Interest income	998	685
Allowance for other funds used during construction	2,113	1,368
Other expense, net	(2,437)	(275)

Income before interest charges	90,758	96,716

Interest charges
Interest charges, including amortization of debt expenses,
premium and discount	22,019	21,285
Allowance for borrowed funds used during construction	(623)	(717)
Total interest charges	21,396	20,568

Net income before income taxes	69,362	76,148

Federal and state income taxes	24,262	26,950

Net income applicable to member's equity	$ 45,100	$ 49,198

The accompanying notes are an integral part of the financial statements.

CLECO POWER LLC
BALANCE SHEETS
(UNAUDITED)

	At	At
	September 30,	December 31,
	2003	2002
	(Thousands)
Assets
Utility plant and equipment
Property, plant and equipment	$ 1,669,336	$ 1,617,254
Accumulated depreciation	(720,957)	(680,305)
Net property, plant and equipment	948,379	936,949
Construction work-in-progress	74,160	76,131
Total utility plant, net	1,022,539	1,013,080

Current assets
Cash and cash equivalents	48,406	69,167
Customer accounts receivable (less allowance for
doubtful accounts of $810 in 2003 and $846 in 2002)	41,427	25,467
Other accounts receivable	23,559	23,553
Accounts receivable - affiliates	11,281	9,296
Taxes receivable	-	18,123
Unbilled revenue	17,008	15,996
Fuel inventory, at average cost	16,248	13,309
Material and supplies inventory, at average cost	13,622	12,333
Margin deposits	3,190	-
Risk management assets	857	67
Accumulated deferred fuel	2,816	-
Accumulated deferred federal and state income taxes, net	2,652	3,652
Other current assets	4,501	4,234
Total current assets	185,567	195,197

Prepayments	8,492	8,733
Regulatory assets and liabilities - deferred taxes, net	91,340	65,268
Other deferred charges	57,832	56,167

Total assets	$ 1,365,770	$ 1,338,445

The accompanying notes are an integral part of the financial statements.

(continued on next page)

CLECO POWER LLC
BALANCE SHEETS (Continued)
(UNAUDITED)

	At	At
	September 30,	December 31,
	2003	2002
	(Thousands)
Liabilities and capitalization
Member's equity	$ 449,330	$ 424,695
Other comprehensive income	(914)	(914)
Long-term debt	410,561	335,517

Total capitalization	858,977	759,298

Current liabilities
Short-term debt	-	107,000
Long-term debt due within one year	-	25,000
Accounts payable	57,578	63,154
Accounts payable - affiliates	13,760	9,161
Customer deposits	21,381	21,069
Taxes accrued	42,703	-
Interest accrued	3,490	7,725
Accumulated deferred fuel	-	3,509
Risk management liabilities	-	1,935
Other current liabilities	3,310	2,733
Total current liabilities	142,222	241,286

Deferred credits
Accumulated deferred federal and state income taxes, net	302,834	274,205
Accumulated deferred investment tax credits	19,448	20,744
Other deferred credits	42,289	42,912
Total deferred credits	364,571	337,861

Total liabilities and capitalization	$ 1,365,770	$ 1,338,445

The accompanying notes are an integral part of the financial statements.

CLECO POWER LLC
STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(UNAUDITED)

	2003	2002
	(Thousands)
Operating activities
Net income applicable to member's equity	$ 45,100	$ 49,198
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	41,530	39,958
Provision for doubtful accounts	965	688
Allowance for other funds used during construction	(2,113)	(1,368)
Amortization of investment tax credits	(1,296)	(1,307)
Deferred income taxes	1,934	19,711
Deferred fuel costs	(7,185)	5,167
Changes in assets and liabilities:
Accounts receivable	(16,930)	(18,730)
Accounts and notes receivable, affiliate	(1,985)	(2,736)
Unbilled revenue	(1,012)	(3,445)
Fuel, materials and supplies inventory	(4,227)	1,819
Prepayments	241	343
Accounts payable	(5,693)	(13,883)
Accounts payable, affiliate	4,635	6,586
Customer deposits	312	362
Other deferred accounts	(2,463)	(458)
Taxes accrued	60,826	16,383
Interest accrued	(4,235)	(5,966)
Margin deposits	(3,190)	(100)
Risk management assets and liabilities, net	(1,865)	1,198
Other, net	430	1,781
Net cash provided by operating activities	103,779	95,201
Investing activities
Additions to property, plant and equipment	(48,865)	(52,500)
Allowance for other funds used during construction	2,113	1,368
Proceeds from sale of property, plant and equipment	269	1,283
Net cash used in investing activities	(46,483)	(49,849)
Financing activities
Change in short-term debt, net	(107,000)	(37,392)
Retirement of long-term obligations	(25,000)	(50,000)
Issuance of long-term debt	75,000	75,000
Deferred financing costs	(557)	(3,776)
Distribution to parent	(30,500)	(31,000)
Contribution from parent	10,000	3,000
Net cash used in financing activities	(78,057)	(44,168)
Net increase (decrease) in cash and cash equivalents	(20,761)	1,184
Cash and cash equivalents at beginning of period	69,167	3,123
Cash and cash equivalents at end of period	$ 48,406	$ 4,307
Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 25,168	$ 26,568
Income taxes paid (refunded)	$ (22,005)	$ 2,906

The accompanying notes are an integral part of the financial statements.

 36

CLECO POWER LLC - NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

          Set forth below is information concerning the results of operations of Cleco Power for the three months and nine months ended September 30, 2003, and September 30, 2002.  The following narrative analysis should be read in combination with Cleco Power LLC's Unaudited Financial Statements and the Notes contained in this Form 10-Q.

          Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and therefore is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2003 and the third quarter of 2002 and the first nine months of 2003 and 2002.  Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002.

          For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2003 and the third quarter of 2002, see "Item 1 Financial Statements - Cleco Corporation - Management's Discussion and Analysis of Results of Operations - Comparison of the Three Months Ended September 30, 2003 and 2002 - Cleco Power" of this Report, which discussion is incorporated herein by reference.

          For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2003 and the first nine months of 2002, see "Item 1 Financial Statements - Cleco Corporation - Management's Discussion and Analysis of Results of Operations - Comparison of the Nine Months Ended September 30, 2003 and 2002 - Cleco Power" of this Report, which discussion is incorporated herein by reference.

INDEX TO APPLICABLE NOTES TO THE FINANCIAL STATEMENTS OF REGISTRANTS

Note 1	Reclassifications	Cleco Corporation and Cleco Power
Note 2	Disclosures about Segments	Cleco Corporation
Note 3	Restricted Cash	Cleco Corporation
Note 4	Equity Investment in Investees	Cleco Corporation
Note 5	Review of Trading Activities	Cleco Corporation and Cleco Power
Note 6	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 7	Accounting for Asset Retirement Obligation	Cleco Corporation and Cleco Power
Note 8	Accrual for Electric Customer Credits	Cleco Corporation and Cleco Power
Note 9	Restructuring Charge	Cleco Corporation and Cleco Power
Note 10	Accounting for Stock-Based Compensation - Transition and Disclosure	Cleco Corporation
Note 11	Securities Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 12	Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 13	Debt	Cleco Corporation and Cleco Power
Note 14	Income Taxes	Cleco Corporation and Cleco Power
Note 15	Perryville	Cleco Corporation
Note 16	FERC Settlement	Cleco Corporation and Cleco Power

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

          The tables below present information about the reported operating results and net assets of Cleco's reportable segments.

Segment Information For the quarter ended September 30,
(Thousands)
2003	Cleco Power	Midstream	Other	Unallocated Items, Reclassifications & Eliminations	Consolidated

Revenue
Electric operations	$208,947	$-	$-	$-	$208,947
Tolling operations	-	36,332	-	-	36,332
Energy trading, net	(4)	(194)	-	-	(198)
Energy operations	-	15,594	-	-	15,594
Other operations	7,695	337	87	(15)	8,104
Electric customer credits	7,849	-	-	-	7,849
Intersegment revenue	558	1	10,306	(10,865)	-
Total operating revenue	$225,045	$52,070	$10,393	$(10,880)	$276,628

Depreciation expense	$13,672	$3,639	$291	$-	$17,602
Interest charges	$7,075	$9,420	$4,705	$(3,504)	$17,696
Interest income	$363	$83	$3,565	$(3,507)	$504
Equity investment from investees	$-	$8,318	$-	$-	$8,318
Federal and state income taxes (benefit) expense	$8,353	$7,011	$(177)	$(44)	$15,143
Segment profit (loss) (1)	$13,909	$11,088	$(1,194)	$-	$23,803

Segment assets	$1,365,770	$820,037	$628,449	$(645,190)	$2,169,066

(1) Reconciliation of segment profit (loss) to consolidated profit:
		Segment profit		$23,803
		Unallocated items
		Preferred dividends		461
		Net income applicable
		to common stock		$23,342

2002	Cleco Power	Midstream	Other	Unallocated Items, Reclassifications & Eliminations	Consolidated

Revenue
Electric operations	$172,680	$-	$-	$-	$172,680
Tolling operations	-	40,772	-	-	40,772
Energy trading, net	(2,350)	(437)	-	(2)	(2,789)
Energy operations	-	5,164	-	(1)	5,163
Other operations	7,641	224	9	(9)	7,865
Electric customer credits	-	-	-	-	-
Intersegment revenue	381	2,083	8,285	(10,749)	-
Total operating revenue	$178,352	$47,806	$8,294	$(10,761)	$223,691

Depreciation expense	$13,106	$4,409	$242	$-	$17,757
Interest charges	$7,030	$9,958	$3,178	$(3,665)	$16,501
Interest income	$396	$132	$3,686	$(3,627)	$587
Equity investment from investees	$-	$6,780	$-	$-	$6,780
Federal and state income taxes (benefit) expense	$9,547	$11,009	$(487)	$-	$20,069
Segment profit (loss) (1)	$19,719	$17,481	$(340)	$-	$36,860

Segment assets	$1,227,008	$1,061,774	$669,015	$(720,948)	$2,236,849

(1) Reconciliation of segment profit to consolidated profit:
		Segment profit		$36,860
		Unallocated items
		Preferred dividends		468
		Net income applicable
		to common stock		$36,392

Segment Information For the nine months ended September 30,
(Thousands)
2003	Cleco Power	Midstream	Other	Unallocated Items, Reclassifications & Eliminations	Consolidated

Revenue
Electric operations	$519,080	$-	$-	$-	$519,080
Tolling operations	-	88,140	-	-	88,140
Energy trading, net	627	(2,380)	-	1,283	(470)
Energy operations	-	53,608	-	-	53,608
Other operations	22,874	561	133	(251)	23,317
Electric customer credits	(1,562)	-	-	-	(1,562)
Intersegment revenue	1,660	203	30,744	(32,607)	-
Total operating revenue	$542,679	$140,132	$30,877	$(31,575)	$682,113

Depreciation expense	$40,268	$18,791	$820	$-	$59,879
Impairment of long-lived assets	$-	$134,772	$-	$-	$134,772
Interest charges	$21,396	$30,168	$12,804	$(10,833)	$53,535
Interest income	$998	$544	$11,110	$(10,749)	$1,903
Equity investment from investees	$-	$23,902	$-	$-	$23,902
Federal and state income taxes (benefit) expense	$24,262	$(40,306)	$(1,138)	$(160)	$(17,342)
Segment profit (loss) (1)	$45,100	$(65,316)	$(4,569)	$-	$(24,785)

Segment assets	$1,365,770	$820,037	$628,449	$(645,190)	$2,169,066

(1) Reconciliation of segment profit (loss) to consolidated profit:
		Segment loss		$(24,785)
		Unallocated items
		Preferred dividends		1,395
		Net loss applicable
		to common stock		$(26,180)

				Unallocated
				Items,
	Cleco			Reclassifications
2002	Power	Midstream	Other	& Eliminations	Consolidated

Revenue
Electric operations	$435,965	$-	$-	$-	$435,965
Tolling operations	-	66,266	-	-	66,266
Energy trading, net	(1,442)	2,450	-	3	1,011
Energy operations	-	20,778	-	(2)	20,776
Other operations	20,872	4,188	40	(33)	25,067
Electric customer credits	(1,575)	-	-	-	(1,575)
Intersegment revenue	1,355	5,296	23,142	(29,793)	-
Total operating revenue	$455,175	$98,978	$23,182	$(29,825)	$547,510

Depreciation expense	$39,085	$8,624	$692	$-	$48,401
Interest charges	$20,568	$20,458	$9,810	$(9,755)	$41,081
Interest income	$685	$322	$9,754	$(9,647)	$1,114
Equity investment from investees	$-	$8,140	$-	$-	$8,140
Federal and state income taxes (benefit) expense	$26,950	$12,282	$(1,497)	$-	$37,735
Segment profit (loss) (1)	$49,198	$20,589	$(1,092)	$-	$68,695

Segment assets	$1,227,008	$1,061,774	$669,015	$(720,948)	$2,236,849

(1) Reconciliation of segment profit (loss) to consolidated profit:
		Segment profit		$68,695
		Unallocated items
		Preferred dividends		1,405
		Net income applicable
		to common stock		$67,290

Note 3 - Restricted Cash

          Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At September 30, 2003, $30.9 million of cash was restricted under the Evangeline senior secured bond indenture, $10.4 million of cash was restricted at Perryville under the terms of the Senior Loan Agreement, and $1.8 million of APH's cash was restricted under the terms of the Midstream credit facility.

Note 4 - Equity Investment in Investees

          Equity investment in investees represents Midstream's $268.7 million investment in Acadia and Cleco Energy's $0.7 million investment in Hudson.  Midstream's portion of earnings from Acadia for the third quarter of 2003, $8.3 million, is included in the $268.7 million equity investment in Acadia.  For the third quarter of 2003, no material earnings or losses were recorded for Hudson.

          Cleco reports its investment in Acadia on the equity method of accounting as defined in APB No. 18.

          The table below presents the components of Midstream's equity investment in Acadia.

At September 30, 2003
(Thousands)
Contributed assets (cash and land)................................................	$ 250,612
Net income (inception to date)........................................................	38,783
Capitalized interest and other..........................................................	19,504
Less: Cash distributions..............................................................	(40,172)
Total equity investment in investee.....................................	$ 268,727

          Midstream's equity, as reported in the balance sheet of Acadia at September 30, 2003, was $301.6 million.  The difference of $32.9 million between the equity in investee and Midstream's equity represents $19.5 million of interest capitalized on funds contributed to Acadia and other miscellaneous charges related to the construction of the Acadia facility, as indicated in the table above, and $52.4 million as a result of different accounting treatment used by the partnership entities for allocation of termination agreement income.  The cash distributions of $40.2 million were used to pay interest and repay principal on debt at the parent company relating to this investment.  In May 2003, Acadia terminated its 580-MW, 20-year tolling agreement with Aquila Energy in return for a cash payment of $105.5 million from Aquila Energy.  Acadia made a $105.5 million distribution to Calpine.  In exchange for this distribution, Calpine entered into a new 580-MW tolling contract with Acadia and assumed the original ending date of the Aquila Energy tolling agreement, which is June 30, 2022.  Calpine now markets all of the output from Acadia under the terms of this new contract and an existing 20-year tolling agreement.  The Second Amended and Restated Limited Liability Company Agreement of Acadia, dated as of May 9, 2003, provided for APH receiving priority cash distributions and earnings as its consideration for the restructuring.  Also, Cleco will have more credit support available in the event Calpine does not fulfill its obligations under either tolling agreement.  Calpine has posted letters of credit totaling $30.7 million as of September 30, 2003.  An additional $9.3 million (of which $2.5 million was posted in October 2003) is required to be posted by the end of 2003, thereby increasing to $40.0 million the total letters of credit to be issued by Calpine.  These letters of credit have various expiration terms, of which $13.0 million will expire on May 9, 2006, $12.0 million will expire on December 31, 2006, and $15.0 million will remain in effect for the duration of the tolling agreement.  The table below contains unaudited summarized financial information for Acadia.

(Unaudited)	At September 30, 2003	At December 31, 2002
	(Thousands)
Current assets...................................................	$14,027	$12,712
Property, plant & equipment, net..................	486,371	496,098
Other assets......................................................	3,436	2,468
Total assets..................................................	$503,834	$511,278

Current liabilities..............................................	$1,793	$4,208
Partners' capital................................................	502,041	507,070

Total liabilities and partners' capital........	$503,834	$511,278

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(Thousands)		(Thousands)
Total revenue.......................	$19,775	$26,721	$63,825	$26,721
Termination agreement income...	-	-	105,500	-
Total operating expense......	6,602	13,161	21,540	13,161

Net income........................	$13,173	$13,560	$147,785	$13,560

          Cleco Energy owns 50% of Hudson, which indirectly owns and operates natural gas pipelines in Louisiana.  Hudson also owns controlling interest in an entity that owns and operates a pipeline system in Texas.  The member's equity as reported in the balance sheet was $0.7 million, which equals the equity investment at Cleco Energy.

Note 5 - Review of Trading Activities

          In the third quarter of 2002, Cleco reviewed certain energy trading activities, including transactions between Cleco Power and certain Midstream companies.  These activities and transactions may have violated PUHCA, as well as various statutes and regulations administered by the FERC and the LPSC.

          Cleco has contacted the appropriate regulatory authorities, including the staffs of the FERC and the LPSC, and has held discussions with them concerning indirect sales of test power by Evangeline to Cleco Power, a regulated affiliate utility, other indirect acquisitions of purchased power by Cleco Power from Marketing & Trading, Cleco Power's indirect sales of power to Marketing & Trading, and other transactions between Cleco Power and Marketing & Trading.  These discussions have led to formal investigatory proceedings by the FERC and the LPSC, with which Cleco has cooperated.  These proceedings have entailed discovery measures by the agencies with jurisdiction over the referenced energy trading transactions and energy trading transactions in general between Cleco's power marketer subsidiaries.  At the same time, Cleco conducted its own internal investigations of Cleco's subsidiaries' energy trading activities for regulatory compliance.  On July 25, 2003, the FERC issued its order approving the Consent Agreement between the FERC Staff and Cleco which settled the FERC's non-public investigation into certain transactions.  For more information about the Consent Agreement and the FERC settlement, see Note 16 - "FERC Settlement."  The continuing LPSC investigation may result in determinations of possible or apparent violations in addition to those described in this Note and in Note 16.

          The indirect sales of test power by Evangeline occurred just prior to the commercial operation date of that plant in 2000.  More specifically, Evangeline sold test power directly to a third party to be resold to Cleco Power.  In addition, Marketing & Trading purchased test power in 2002 from Acadia and sold some of this power to a third party to be resold to Cleco Power.  Cleco Power's purchases from these third parties were at the same volumes and same prices as the third parties' purchases from Evangeline or Marketing & Trading and as Marketing & Trading's purchases from Acadia.  It appears some of these transactions may have potentially exceeded the pricing standards of the LPSC.  Management is unable to predict the remedial actions that may be taken with respect to these transactions by the LPSC.  For information about the FERC settlement concerning these transactions, see Note 16 - "FERC Settlement."

          During the years 1999 through 2002, Marketing & Trading and Cleco Power engaged in transactions in which power was sold indirectly between Marketing & Trading and Cleco Power through the use of a third party.  In these transactions, Marketing & Trading would either indirectly buy power from, or sell power to Cleco Power through the use of a third party.  It appears some of these transactions may have potentially exceeded the pricing standards of the LPSC and its guidance concerning affiliate relations.  Management is unable to predict the remedial actions that may be taken with respect to these transactions by the LPSC and cannot reasonably estimate Cleco's minimum probable contingency for these transactions.  For information about the FERC settlement concerning these transactions, see Note 16 - "FERC Settlement."

          From 1999 through mid-January 2002, the same personnel performed the trading operations of Cleco Power and Marketing & Trading.  Management believes this relationship and certain transactions described in this Note may be reviewed in Cleco Power's pending LPSC fuel audit.  For additional information on the fuel audit, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Fuel Audit."  For information about the FERC settlement concerning this issue, see Note 16 - "FERC Settlement."

          Cleco Power has recorded reserves which estimate the amount of potential refund to customers relating to credits received from Marketing & Trading and Evangeline, as required by the Consent Agreement.  Reserves have not been established for any other item relating to the current LPSC fuel audit because management is unable to predict the actions that may be taken by the LPSC and cannot reasonably estimate Cleco's minimum probable contingency for the fuel audit.  For information about the penalties and remedies contained in the Consent Agreement, see Note 16 - "FERC Settlement."

Note 6 - Recent Accounting Standards

          In January 2003, FASB released FIN 46, which expands the requirements of consolidation by including entities defined as "Variable Interest Entities" which depend on the financial support of a parent in order to maintain viability.  Detailed tests prescribed in FIN 46 can be used to determine the dependence of a Variable Interest Entity on a parent company.  Currently, Cleco does not have any interest in Variable Interest Entities, but does have equity investments that do not qualify for consolidation under FIN 46.  For information about Cleco's equity investments, see Note 4 - "Equity Investment in Investees."  In October 2003, the FASB deferred the effective date of FIN 46 until the first fiscal period ending after December 15, 2003.

          In April 2003, FASB issued SFAS No. 149, which amends SFAS No. 133 by incorporating certain decisions made by the FASB as a part of the DIG process.  This pronouncement also amends several FASB statements as they relate to FASB Statement of Concepts 7 - Using Cash Flow Information and Present Value in Accounting Measurement.  All portions of this statement are currently effective.  The adoption of this standard did not have a material effect on Cleco's financial statements.  The FASB Staff has several proposed positions which clarify the FASB position relating to specific issues.  The current proposed positions should not have a material impact on Cleco's results of operations or financial condition.

          In April 2003, FASB issued SFAS No. 150, which established standards on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Generally, a financial instrument which requires the entity to either repurchase the instrument in cash or other assets or requires the entity to issue a variable number of shares in order to redeem the financial instrument must be reported as a liability and any dividends must be reported as interest costs.  Obligations to repurchase or settle the financial instrument upon the liquidation or termination of the entity are not within the scope of SFAS No. 150.  On October 29, 2003, the FASB Staff deferred portions of SFAS 150.  The adoption of this standard and the subsequent deferral of portions of SFAS 150 should not have a material impact on Cleco's results of operations or financial condition.

Note 7 - Accounting for Asset Retirement Obligation

          Cleco has recorded an asset retirement obligation in accordance with SFAS No. 143 that became effective on January 1, 2003.  SFAS No. 143 requires an entity to record an asset retirement obligation when a regulatory, contractual, or other obligation exists which would require the entity to incur costs to retire the asset.  The asset retirement obligation for Cleco Power consists of the estimated costs of closing the solid waste facilities associated with one of its power plants that uses lignite for fuel.  Due to an absence of contractual, regulatory, or other legally enforceable requirements to incur costs to retire assets, Midstream did not record an asset retirement obligation.

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

          If SFAS No. 143 had been in effect in 2002, there would have been no impact on earnings per share for either the quarter ended September 30, 2002, or the nine months ended September 30, 2002, net of income tax effect.  Since a change in earnings per share would not have occurred, proforma earnings per share disclosures are not presented.

          The table below discloses the proforma asset retirement obligation during the nine months ended September 30, 2002, by segment, as if SFAS No. 143 had been effective in 2002.

	Asset Retirement Obligation at December 31, 2001	Obligation recognized on initial application	Obligation recognized on assets acquired	Accretion of obligation recognized through September 30, 2002	Asset Retirement Obligation at September 30, 2002
(Thousands)
Cleco Power...........	$ 286	$ -	$ -	$ 16	$ 302
Midstream..............	-	-	-	-	-
Total...................	$ 286	$ -	$ -	$ 16	$ 302
	=====	=====	=====	=====	=====

          The table below discloses the changes to the asset retirement obligation, by segment, during the nine months ended September 30, 2003.

	Asset Retirement Obligation at December 31, 2002	Obligation recognized on initial application	Obligation recognized on assets acquired	Accretion of obligation recognized through September 30, 2003	Asset Retirement Obligation at September 30, 2003
(Thousands)
Cleco Power............	$ -	$ 301	$ -	$ 17	$ 318
Midstream...............	-	-	-	-	-
Total....................	$ -	$ 301	$ -	$ 17	$ 318
	=====	=====	=====	=====	=====

Note 8 - Accrual for Electric Customer Credits

          Cleco's reported earnings for the nine months ended September 30, 2003, reflect a $1.6 million accrual within Cleco Power for estimated electric customer credits that are expected to be required under terms of an earnings review settlement reached with the LPSC in 1996.  The 1996 LPSC settlement, and a subsequent amendment, set Cleco Power's rates until September 30, 2004.  As part of the settlement, Cleco Power is allowed to retain all regulated earnings up to a 12.25% return on equity and to share equally with customers as credits on their bills all regulated earnings between 12.25% and 13.00% return on equity.  All regulated earnings above a 13.00% return on equity are credited to customers.  The amount of credits due customers, if any, is determined by the LPSC annually based on results for each 12-month period ended September 30.  The settlement provides for such credits to be made on customers' bills the following summer.  The LPSC's preliminary report for the cycle ended September 30, 2001, required a $0.6 million refund, which was credited to customers' bills in September 2002.  Cleco anticipates receiving the final report for the cycle ended September 30, 2001, in the first quarter of 2004.  The LPSC has not yet issued its preliminary report for the cycle ended September 30, 2002, and Cleco has not yet made its filing for the cycle ended September 30, 2003.  Management is unable to predict what Cleco Power's allowed return on equity will be after September 30, 2004.

          Cleco Power's Unaudited Balance Sheets, under the line item other deferred credits, reflect a $5.0 million accrual for estimated electric customer credits related to the 12-month cycles ended September 30, 2001, 2002, and 2003.  These amounts were recorded as a reduction in revenue due to the nature of the customer credits.  The accrual is based upon the original 1996 settlement, the resolution of annual issues as agreed between Cleco and the LPSC, and Cleco's assessment of issues that remain outstanding.

Note 9 - Restructuring Charge

          During September 2002, Cleco announced a company-wide organizational restructuring.  During the fourth quarter of 2002, 123 employees accepted severance, and 37 employees accepted an early retirement package.  The majority of these employees left during the fourth quarter of 2002.

          The following table shows the type of charges incurred, the amounts paid, the decrease in the amount originally recorded as a restructuring charge and the remaining balance in the associated liability accounts, where appropriate, that is still to be paid as of September 30, 2003, for Cleco Corporation.

Category of cost	Originally expensed in 2002	Paid through September 30, 2003	Change in original expense	Liability remaining
	(Thousands)
Cash items
Severance and other employee payouts, including associated payroll taxes.......................	$ 6,509	$ 5,788	$ (486)	$ 235
Lease termination payments....................................	592	182	-	410
Other............................................................................	43	43	-	-
Total cash items...................................................	7,144	6,013	(486)	645
Noncash items
Special termination benefits.....................................	2,736
Write-off of leasehold improvements.....................	284
Total noncash items............................................	3,020
Total....................................................................	$ 10,164	$ 6,013	$ (486)	$ 645
	=====	=====	=====	=====

          The following table shows the type of charges incurred, the amounts paid, the decrease in the amount originally recorded as a restructuring charge and the remaining balance in the associated liability accounts, where appropriate, that is still to be paid as of September 30, 2003, for Cleco Power.

Category of cost	Originally expensed in 2002	Paid through September 30, 2003	Change in original expense	Liability remaining
	(Thousands)
Cash items
Severance and other employee payouts, including associated payroll taxes......................	$ 4,150	$ 3,930	$ (129)	$ 91
Share of affiliate severance payouts......................	1,314	1,235	(79)	-
Total cash items..................................................	5,464	5,165	(208)	91
Noncash items
Special termination benefits....................................	2,368
Write-off of leasehold improvements....................	267
Total noncash items...........................................	2,635
Total...................................................................	$ 8,099	$ 5,165	$ (208)	$ 91
	=====	=====	=====	=====

          The amount recorded for the nine months ended September 30, 2003, relating to the restructuring charge is relatively small and is included in other operations expense on the Registrants' income statements.  No business segment or component of a business segment qualified as a discontinued operation as a result of this restructuring.

Note 10 - Accounting for Stock-Based Compensation - Transition and Disclosure

          In connection with incentive compensation plans in effect during the nine-month period ended September 30, 2003, certain officers and key employees of Cleco Corporation were awarded shares of restricted Cleco Corporation common stock.  The cost of the restricted stock awards, as measured by the market value of the common stock at the time of the grant, is recorded as compensation expense during the periods in which the restrictions lapse.  As of September 30, 2003, the number of shares of restricted stock previously granted for which restrictions had not lapsed totaled 364,847 shares.

          Cleco Corporation records no charge to expense with respect to the granting of options at fair market value or above to employees or directors.  Options may be granted to certain officers, key employees, or directors of Cleco Corporation or its subsidiaries.  During 2003, Cleco Corporation granted options exercisable for 41,250 shares of common stock to re-elected directors and granted options exercisable for 13,550 shares of common stock to key employees.  The directors' options have an exercise price approximately equal to the fair market value of the stock at grant date, are immediately exercisable, and expire after ten years.  The employees' options have an exercise price approximately equal to the fair market value of the stock at grant date, vest one-third each year, beginning on the third anniversary of the grant date, and expire after ten years.  In accordance with APB No. 25, no compensation expense for stock options granted has been recognized.

          At September 30, 2003, Cleco Corporation had two stock-based compensation plans:  the LTICP and the ESPP.  APB No. 25 and related interpretations are applied in accounting for Cleco Corporation's plans.  Accordingly, no compensation cost has been recognized for stock options issued pursuant to the LTICP and stock issued under the ESPP.  Compensation cost has been recognized for restricted stock issued pursuant to Cleco Corporation's long-term incentive plan.  For the three months ended September 30, 2003, $1.0 million in expense was recognized, while $1.7 million in expense was recognized during the same period in 2002.  For the nine months ended September 30, 2003, $0.6 million in expense was recognized, while $4.2 million in expense was recognized during the same period in 2002.  Had the compensation expense for Cleco Corporation's stock-based compensation plans been determined consistent with SFAS No. 123, net income and net income per common share would approximate the proforma amounts below:

For the three months ended September 30,
	2003		2002
(Thousands)
	As Reported	Pro Forma	As Reported	Pro Forma
SFAS No. 123 expense..............................................	$ -	$ 166	$ -	$ 191
Estimated reduction in income tax for SFAS No. 123 expense...........................................	-	$ (65)	-	$ (67)
Net income applicable to common stock................	$ 23,342	$ 23,241	$ 36,392	$ 36,268
Basic net income per common share.......................	$ 0.49	$ 0.49	$ 0.77	$ 0.77
Diluted net income per common share....................	$ 0.48	$ 0.48	$ 0.74	$ 0.74
For the nine months ended September 30,
	2003		2002
(Thousands)
	As Reported	Pro Forma	As Reported	Pro Forma
SFAS No. 123 expense..............................................	$ -	$ 434	$ -	$ 575
Estimated reduction in income tax for SFAS No. 123 expense...........................................	-	$ (179)	-	$ (204)
Net income (loss) applicable to common stock.....	$ (26,180)	$ (26,435)	$ 67,290	$ 66,919
Basic net income (loss) per common share............	$ (0.56)	$ (0.56)	$ 1.46	$ 1.45
Diluted net income (loss) per common share.........	$ (0.56)	$ (0.56)	$ 1.41	$ 1.41

The assumptions used to calculate the additional compensation expense are as follows:

For the nine months ended September 30,
	2003	2002
Expected term (in years)................................................................	5.25	5.66
Volatility..........................................................................................	30.39%	28.00%
Expected dividend yield................................................................	5.54%	3.95%
Risk-free interest rate....................................................................	1.76%	3.71%
Weighted average fair value (Black-Scholes value).................	$ 1.81	$ 4.13

          The effects of applying SFAS No. 123 in this proforma disclosure are not necessarily indicative of future amounts.  SFAS No. 123 is not applicable to awards prior to 1995.  Cleco Corporation anticipates making awards in the future under its stock-based compensation plans.

Note 11 - Securities Litigation and Other Commitments and Contingencies

          On November 22, 2002, a lawsuit was filed in the Ninth Judicial District Court, Rapides Parish, State of Louisiana, on behalf of a class of persons or entities who purchased Cleco Corporation's common stock during a specified period of time, hereinafter referenced as the Class Period.  Cleco Corporation refers to this lawsuit as the Securities Litigation.  In the Securities Litigation, the plaintiff alleges that Cleco Corporation issued a number of materially false and misleading statements during the Class Period, among other purposes, in order to cause the price of Cleco Corporation's stock to rise artificially.  The plaintiff alleges that, during the Class Period, Cleco Corporation failed to disclose the existence of the round-trip trades that Cleco Corporation disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.  The plaintiff also alleges that Cleco Corporation's financial information was not prepared in conformity with accounting principles generally accepted in the United States of America during the Class Period.  The defendants removed the lawsuit to the United States District Court for the Western District of Louisiana.  In May 2003, the lawsuit was dismissed without prejudice, allowing the plaintiff to re-file the lawsuit subject to certain stipulations and restrictions.  As of the date of this Report, the plaintiff has not re-filed the lawsuit.  Based on information currently available to management, Cleco Corporation does not believe the Securities Litigation will have a material adverse effect on Cleco's financial condition or results of operations.

          On April 18, 2003, a Shareholder's Derivative Complaint was filed by a shareholder of Westar, in the United States District Court for the District of Kansas.  The defendants named in the complaint are Westar, its Board of Directors, its former Chief Executive Officer, President and Chairman, and Cleco Corporation.  The complaint alleges violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and, in addition, breaches of fiduciary duties owed to Westar and/or for aiding and abetting such breaches.  The complaint asserts that Cleco Corporation aided and abetted the director defendants' breaches of fiduciary duties by engaging in round-trip trades with Westar.  The complaint seeks the award of unspecified compensatory damages against the defendants and the plaintiff's costs and disbursements of the lawsuit.  The complaint has been amended, but the claims against Cleco have not changed substantively.  Management is unable to estimate the impact on Cleco's financial condition or results of operations.

          On July 24, 2003, a petition was filed in the 27th Judicial District Court, Parish of St. Landry, by several Cleco Power customers.  The named defendants are Cleco Corporation, Cleco Power, Midstream, Marketing & Trading, Evangeline, Acadia, and Westar.  The plaintiffs are seeking class action status on behalf of all Cleco Power's retail customers, and their petition centers around Cleco's trading activities first disclosed by Cleco in November 2002.  The plaintiffs allege, among other things, that the defendants' conduct was in violation of Louisiana antitrust law.  They seek treble damages, restitution, injunctive and other relief.  The suit, which is in its formative stages, has been stayed by agreement of all parties until the time that any party requests the court to take up and rule upon the motion filed by the LPSC staff to stay the case.  Accordingly, management is unable to estimate the impact on the Registrants' financial condition or results of operations.

          Cleco is involved in regulatory, environmental, and legal proceedings before various courts, regulatory commissions, and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts.  In several lawsuits, Cleco has been named as a defendant by individuals who claim injury due to exposure to asbestos while working at sites in central Louisiana.  Most of the claimants were workers who participated in the construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by Cleco.  Cleco's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  Cleco's management believes that the disposition of these matters will not have a material adverse effect on the Registrants' financial condition, results of operations, or cash flow.

          For information regarding off-balance sheet commitments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Off-Balance Sheet Commitments."  For information regarding an additional contingency, see Note 5 - "Review of Trading Activities."  For information on the fuel audit, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition -Regulatory Matters-Fuel Audit."

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

Note 12 - Disclosures about Guarantees

          Cleco Corporation and Cleco Power have agreed to contractual terms that require them to pay amounts to third parties upon the occurrence of certain triggering events.  These contractual terms are generally defined as guarantees in FIN 45.  Guarantees issued or modified after December 31, 2002, that fall within the initial recognition scope of FIN 45 are required to be recorded as a liability.  Outstanding guarantees that fall within the disclosure scope of FIN 45 are required to be disclosed for all accounting periods ending after December 15, 2002.  Generally, Cleco's guarantees are not required to be recorded on the balance sheet; however, Cleco Power does have one guarantee recorded on its balance sheet, as described in the following paragraph

46.

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

          As a part of the sale of UTS, Cleco agreed to indemnify the purchaser for losses resulting from certain breaches.  The indemnity expired on April 1, 2003.

          Cleco Corporation issued several guarantees on behalf of Acadia.  One guarantee was issued to Aquila Energy, one of Acadia's initial tolling counterparties.  This guarantee was extinguished in May 2003 when the tolling agreement with Aquila Energy was terminated, and a subsidiary of Calpine entered into a new tolling agreement without requiring a guarantee from Cleco.  The other guarantee was issued to Acadia's construction contractor.  If Acadia cannot pay the contractor who built its plant, Cleco Corporation is obligated to pay 50% of the current contractor's amount outstanding.  At September 30, 2003, Cleco Corporation's 50% portion of the current contractor's amount outstanding was approximately $0.4 million.  Acadia began commercial operation during the third quarter of 2002, and this guarantee will terminate upon full payment of the Acadia construction contract.

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

          As part of a lignite mining agreement entered into in 2001, Cleco Power and SWEPCO have agreed to pay the lignite miner's loan and lease principal obligations when due if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At September 30, 2003, Cleco Power's 50% exposure was approximately $27.5 million.  The lignite mining contract is in place until 2011.

Note 13 - Debt

          Cleco Corporation replaced its previous $225.0 million credit facility with a new facility on May 7, 2003.  The new facility is a $105.0 million, 364-day facility, which provides that borrowings outstanding on the maturity date may be converted into a nine month term loan.  This facility provides support for the issuance of commercial paper and working capital and other needs.  The borrowing cost under the new facility is equal to LIBOR plus 1.625% which includes facility fees.  At September 30, 2003, $50.0 million was outstanding under the facility.  If Cleco Power or Midstream defaults under their respective facilities, then Cleco Corporation would be considered in default under this facility.  Off-balance sheet commitments will reduce the amount of credit available to Cleco Corporation under this facility by an amount equal to the stated or determinable amount of the primary obligation of such commitments.  Perryville's default on the Senior Loan Agreement, which is discussed further in Note 15 - "Perryville," is not considered a default under this new credit facility.

          Cleco Power replaced its previous $107.0 million credit facility with a new facility on May 7, 2003.  The new facility is an $80.0 million, 364-day facility, which provides that borrowings outstanding on the maturity date may be converted into a nine month term loan.  This facility will provide support for the issuance of commercial paper and working capital and other needs.  The borrowing cost under the new facility is equal to LIBOR plus 1.25% which includes facility fees.  At September 30, 2003, there were no borrowings under the facility.

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

          On April 28, 2003, Cleco Power issued $75.0 million aggregate principal amount of its senior unsecured notes at an interest rate of 5.375%.  The notes mature on May 1, 2013.  The net proceeds from the notes offering were used to repay outstanding borrowings under Cleco Power's revolving credit facility.  The notes were issued pursuant to Cleco Power's debt shelf registration statement (Registration No. 333-52540).  Cleco Power has issued a total of $150.0 million in aggregate principal amount of debt securities pursuant to the shelf registration statement, leaving $50.0 million available for future issuance.

          On October 6, 2003, Cleco Corporation filed a shelf registration statement (Registration No. 333-109506) providing for the issuance of up to $200.0 million of debt securities, common stock, preferred stock, or any combination thereof.  In addition, on October 6, 2003, Cleco Power filed a shelf registration statement (Registration No. 333-109507) providing for the issuance of up to $150.0 million of debt securities.  These shelf registration statements have not yet been declared effective by the SEC.

Note 14 - Income Taxes

          Cleco and its subsidiaries, other than Cleco Power, record current and deferred federal and state income taxes at a composite rate of 38.5%.  Cleco Power records current and deferred federal income taxes at the statutory rate of 35.0% and records current state income tax expense at 3.0%.  Cleco Power records temporary differences between book and tax income under the flow-through method of accounting for state purposes as required by LPSC guidelines.

          Under normal operations, Cleco reflects net income before taxes and related income tax expense.  In general, the effective income tax rate is lower than the combined statutory rate because of favorable permanent differences between book and tax income.  Cleco generated a net loss in the current year with favorable permanent differences between book and tax income.  As a result, Cleco has a favorable income tax benefit.  Cleco's effective income tax rate for the nine months ended September 30, increased from 35.5% in 2002 to 41.2% in 2003, providing a net tax benefit of $17.4 million.  The net increase in the effective income tax rate was attributable to several factors:  (1) a loss recognized by Perryville as a result of a $134.8 million impairment charge recorded in the second quarter of 2003; (2) Cleco Power's state net operating loss carryforward decreased state income tax expense by approximately $1.9 million as computed using the flow-through method of accounting; and (3) a favorable flow-through difference between book and tax income of approximately $0.8 million was created by Cleco Power's AFUDC equity.  For information on the impairment charge, see Note 15 - "Perryville."

Note 15 - Perryville

Background

          Perryville owns and operates a 725-MW natural gas-fired power plant near Perryville, Louisiana.  The Perryville facility consists of approximately 565 MW of combined-cycle capacity and approximately 160 MW of peaking capacity.  In July 2001, Perryville entered into the Perryville Tolling Agreement, a 20-year capacity and energy agreement for Perryville's entire capacity with MAEM, a subsidiary of Mirant.  Under the terms of the Perryville Tolling Agreement, MAEM had the rights to supply natural gas to fuel the Perryville facility and was exclusively entitled to all the capacity and energy output from the facility.  Perryville was obligated to provide energy conversion services, within specified performance parameters, when requested by MAEM.  The agreement required MAEM to pay Perryville various capacity reservation and fixed operations and maintenance fees, the amounts of which depended upon the type of capacity and ultimate performance achieved by the facility.  In addition to the capacity reservation and fixed operating and maintenance payments from MAEM, Perryville was entitled to collect and MAEM was obligated to pay amounts associated with variable operating and maintenance expenses based on MAEM's dispatch of the facility.  Mirant and MAI provided limited guarantees which supported MAEM's obligations under the Perryville Tolling Agreement.

Mirant Bankruptcy

          On July 14, 2003, Mirant, MAEM, MAI and certain other Mirant subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas.  Under the terms of the Perryville Tolling Agreement, Perryville invoiced MAEM for $4.5 million of tolling revenue and $1.8 million of long-term service agreement reimbursement for June tolling services.  Perryville recorded a reserve for uncollectible accounts of $6.3 million at June 30, 2003 and a $2.3 million reserve at September 30, 2003, as a result of MAEM's failure to remit pre-petition amounts that were due on July 21, 2003 and August 21, 2003, respectively.  Perryville invoiced MAEM for $5.0 and $2.0 million of tolling revenue for August and September post-petition tolling services, respectively, prior to MAEM's rejection of the Perryville Tolling Agreement as referred to below.  Perryville recorded a reserve for uncollectible accounts of $5.3 million at September 30, 2003, for a portion of August and September activity.  These charges, collectively $13.9 million, are included in the "Operating Expenses" section of the Unaudited Consolidated Statements of Income.

Rejection of the Perryville Tolling Agreement

          On August 29, 2003, MAEM and its related debtors (collectively, the "Debtors") filed and served upon Perryville a motion pursuant to which the Debtors moved under Bankruptcy Code Section 365 to reject the Perryville Tolling Agreement.  MAEM asserts that pursuant to their motion, the rejection of the Perryville Tolling Agreement was effective on September 15, 2003.  Upon the rejection of the Perryville Tolling Agreement, MAEM relinquished the rights to exclusively dispatch the facility's capacity and energy.  Moreover, MAEM is no longer financially responsible for the recurring payments pursuant to the Perryville Tolling Agreement subsequent to September 15, 2003, although, as discussed below, Perryville intends to assert damage claims in the bankruptcy process against MAEM, Mirant and MAI as a result of the rejection of the Perryville Tolling Agreement.

Perryville's Senior Loan Agreement

          The bankruptcy filing by Mirant and certain of its subsidiaries has resulted in an event of default under Perryville's Senior Loan Agreement.  This event of default gives the lenders holding in aggregate at least 66-2/3% of the outstanding senior loan the right, but not the obligation, to declare any outstanding principal and interest immediately due and payable, which at September 30, 2003 was $134.4 million.  Accordingly, Perryville's Senior Loan Agreement debt is considered short-term and is classified in the current liabilities section of the balance sheet.  As required under the Senior Loan Agreement, Perryville gave timely notice of the event of default to KBC, the agent bank.  Remedies available to the lenders during the existence of an event of default include foreclosure on PEH's membership interest in Perryville as well as on Perryville's assets, including without limitation, cash in any restricted accounts related to the Senior Loan Agreement.  If the lenders foreclose they would own any rights to damages from MAEM for breach of the Perryville Tolling Agreement.  Foreclosure by the lenders may result in an additional loss of PEH's equity in Perryville, which at September 30, 2003, was approximately $5.1 million.  If the lenders were to call this debt, Perryville might, among other things, renegotiate the loan, refinance the loan, pay off the loan with other borrowings or the proceeds of issuances of additional debt, or seek protection under federal bankruptcy laws.  While management has been in discussions with KBC and the lenders to address the consequences of such default, management is unable to predict any subsequent action that KBC or the lenders may take under the Senior Loan Agreement.  However, since Perryville's Senior Loan Agreement is nonrecourse to Cleco Corporation (other than (i) a guarantee of the current year's debt service requirement, which at September 30, 2003 was $7.3 million and (ii) a possible conditional guarantee described below in "- Perryville's Subordinated Loan Agreement), this default should have no impact on any other credit facility or financing arrangement of Cleco Corporation or its other subsidiaries.

Perryville's Subordinated Loan Agreement

          As a result of Mirant's bankruptcy and MAEM's failure to make payments under the Perryville Tolling Agreement, all obligations of Perryville to make principal and interest payments under the Subordinated Loan Agreement, as well as the accrual of additional interest, are suspended.  At September 30, 2003, the principal balance of the Subordinated Loan Agreement was $98.7 million.

          Perryville intends to assert damage claims against MAEM due to the rejection of the Perryville Tolling Agreement and against Mirant and MAI under their respective limited guarantees.  To the extent there are future obligations of Perryville to MAI under the Subordinated Loan Agreement, Perryville may, but is not required to, elect to exercise a right of set off of any amounts due under the Subordinated Loan Agreement against Perryville's damage claims against MAI.  MAI has waived any such right of set off.  If obligations are owed under the Subordinated Loan Agreement, exercising a right of set off could materially increase Perryville's net recovery against MAI.  Pursuant to the Senior Loan Agreement, in connection with Perryville exercising a right of set off and receiving cash distributions, Perryville would be obligated to prepay its obligations under the Senior Loan Agreement in an amount equal to the present value of all recoveries that otherwise would be payable to Perryville by Mirant with respect to the amount of set off under any plans of bankruptcy proceedings for Mirant or scheduled distributions to creditors involving Mirant were the right of set off not invoked.  In such event and prior to receiving cash distributions, Perryville would also be required to cause Cleco Corporation to provide credit support in the form of a guarantee of Perryville's prepayment obligation in an amount equal to 50% of the amount to be set off, not to exceed $50.0 million.  This credit support must be provided in the form of a letter of credit if Cleco Corporation does not have or maintain an investment grade credit rating while the obligation is outstanding.  Failure by Cleco Corporation to provide the credit support could trigger a power of attorney empowering the lenders to waive Perryville's right of set off.  To the extent Perryville waives its right of set off and set off is nevertheless effectuated, despite Perryville's and MAI's waiver of their rights of set off, Perryville is required to prepay to its lenders under the Senior Loan Agreement an amount equal to 25% of any amount set off.

Possible Sale of Perryville

          In May 2003, Perryville signed a letter of intent to sell the Perryville assets to an Entergy subsidiary.  The letter of intent expired pursuant to its terms on August 15, 2003.  However, Entergy and Perryville continue to discuss and negotiate the possible sale of these assets on mutually acceptable terms.

Facility Operation Subsequent to the Rejection of the Perryville Tolling Agreement

          On September 23, 2003, Perryville signed an agreement with an energy management company to deliver natural gas and market the power from the Perryville facility into the wholesale market.  This agreement was amended on October 23, 2003, to provide for a 30-day extension of energy management services.  Proceeds realized from these sales will be used to pay operating expenses and pay debt service requirements associated with the Senior Loan Agreement.  There are no assurances that these proceeds would be able to satisfy the operating expenses of Perryville or the debt service requirements under the Senior Loan Agreement.  Perryville also is pursuing other power sale alternatives such as a short-term tolling agreement and is targeting physical consumers such as electric cooperatives, utilities, and municipalities.

Impairment of Long-Lived Assets

          Prior to the July 14, 2003 filing by Mirant and certain of its subsidiaries, including MAEM, for voluntary protection under Chapter 11 of the U.S. Bankruptcy Code, the carrying value of the Perryville facility was compared to its undiscounted, probability-weighted, future cash flows, due to the occurrence of a triggering event as required by SFAS No. 144.  That calculation, pursuant to SFAS No. 144, corresponded largely to the future cash flows expected to be received under the Perryville Tolling Agreement.  Due to Mirant's bankruptcy filing and the subsequent events surrounding that bankruptcy which are discussed above in this note, the probability weighting of future cash flows under possible scenarios, as required by SFAS No. 144, changed significantly.  As a result of the change in probability weighting of Perryville's undiscounted future cash flows, management believed the carrying value of Perryville's long-lived assets was impaired; therefore, the carrying value of these assets was reduced to fair value.  At June 30, 2003, the difference between Perryville's carrying value and its fair value as determined by current market indicators of transactions between willing buyers and sellers resulted in an impairment charge of $134.8 million ($82.9 million after tax) in the second quarter of 2003.  This charge is presented in a separate line item in the "Operating Expenses" section of the Unaudited Consolidated Statements of Income.  At September 30, 2003, Perryville's undiscounted, probability-weighted future cash flows exceeded its carrying value; therefore, no additional impairment was recorded in the third quarter of 2003.  However, depending on the outcome of Perryville's efforts to sell the facility, applicable accounting rules could require Perryville to reduce the carrying value of the facility and recognize an additional impairment charge.  Also, future earnings could be realized if Perryville recovers damages through the Mirant bankruptcy process arising from MAEM's rejection of the Perryville Tolling Agreement.

Note 16 - FERC Settlement

          On July 25, 2003, the FERC issued an order approving a Consent Agreement between the FERC Staff and Cleco that settled the FERC's non-public investigation that commenced after Cleco's disclosure in November 2002 of certain energy marketing and trading practices.  By its terms, the Consent Agreement was effective on August 24, 2003 (the Effective Date).  As a part of the settlement, Cleco agreed to the following penalties and remedies.

Revocation of Marketing & Trading's market-based rate authority occurred as of the Effective Date, except for minimal market-based sales to meet existing contractual obligations which will expire or otherwise be terminated on or before December 31, 2003.  Marketing & Trading may reapply to the FERC for market-based rate authority on the earlier of December 31, 2004, or one year from the cessation of market-based rate sales.

Refunds of $2.0 million by Marketing & Trading and $0.1 million by Evangeline, for profits obtained through various affiliate energy marketing and trading transactions between 1999 and 2002, to Cleco Power within 30 days of the Effective Date.

Payment of a $0.8 million civil penalty to the FERC within 30 days of the Effective Date.

Agency agreements for wholesale power or transmission services between Cleco's public utility subsidiaries (Cleco Power, Marketing & Trading, Evangeline, Acadia, and Perryville) may not exist after the Effective Date without the FERC's prior authorization.

A separation of Cleco Power's trading floors in order to separate employees engaged in native load sales functions from those engaged in wholesale energy management functions within 60 days of the Effective Date.

A filing by Cleco's public utility subsidiaries to the FERC of revised codes of conduct, as contained in the Consent Agreement, within 30 days of the Effective Date.  The codes of conduct impose more stringent control on affiliate transactions.

Implementation of an internal control compliance plan for the FERC regulatory compliance for Cleco's public utility subsidiaries, as contained in the Consent Agreement, according to various time deadlines specified in the compliance plan will be required.  The compliance plan has a three-year term, beginning with the Effective Date, and requires periodic reporting to the FERC Staff regarding the implementation of, and continued compliance with, the plan.

          Cleco has substantially completed the items that were stipulated in the FERC Consent Agreement and required to be complied with to date.  On October 23, 2003, the FERC granted an extension of time to comply with paragraph 7 of the Consent Agreement regarding the separation of Cleco Power's trading floors, as referred to above.  Additional requirements will be due on future dates and are expected to be satisfied based on the guidelines set forth in the Consent Agreement.  On October 17, 2003, Marketing and Trading notified the FERC of its termination of all contractual obligations.  In addition, the civil penalty required to be paid to FERC and refunds to Cleco Power were made during the third quarter of 2003.  Cleco Power will refund approximately $1.2 million to customers through fuel cost adjustments over a 12-month period which began in August 2003.  Cleco expects to work with the LPSC in the coming months to determine the appropriate regulatory treatment for any remaining funds.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in combination with the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002, and Cleco Corporation's and Cleco Power's Unaudited Financial Statements contained in this Report.  The information included therein is essential to understanding the following discussion and analysis.

RESULTS OF OPERATIONS

         Please read "Item 1 Financial Statements - Cleco Corporation - Management's Discussion and Analysis of Results of Operations" and "Item 1 Financial Statements - Cleco Power LLC - Narrative Analysis of Results of Operations" of this Form 10-Q, which discussions are incorporated herein by reference.

FINANCIAL CONDITION

Liquidity and Capital Resources

Credit Ratings and Counterparties

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

          The parent companies of Cleco's tolling counterparties are The Williams Companies and Calpine.  Williams and Calpine have issued guarantees of the payment obligations of the respective tolling counterparties under the tolling agreements.  The credit ratings of these parent companies have been downgraded below investment grade, and in some cases, placed on negative credit watch for possible further downgrade by one or more rating agencies.  Failure by Williams and Calpine to perform under their respective tolling agreements could adversely impact the Registrants' results of operations and financial condition.

          Mirant and certain of its affiliates filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 14, 2003.  This bankruptcy has significant financial, operational, and business impacts on Cleco, the most significant of which are related to the Perryville Tolling Agreement, the Senior Loan Agreement at Perryville for which KBC acts as agent, and the Subordinated Loan Agreement.  On August 29, 2003, MAEM and its related debtors (collectively, the "Debtors") filed and served upon Perryville a motion pursuant to which the Debtors moved under Bankruptcy Code Section 365 to reject the Perryville Tolling Agreement.  MAEM asserts that pursuant to their motion, the rejection of the Perryville Tolling Agreement was effective on September 15, 2003.  Upon the rejection of the Perryville Tolling Agreement, MAEM relinquished the rights to the facility's capacity and energy.  Moreover, MAEM will no longer be financially responsible for the recurring payments pursuant to the Perryville Tolling Agreement subsequent to September 15, 2003.  Perryville, subsequent to the rejection of the Perryville Tolling Agreement, contracted with an energy management company to deliver natural gas and market the power from the Perryville facility into the wholesale market.  Proceeds from these sales will be used to pay operating expenses and pay debt service requirements associated with the Senior Loan Agreement.  There are no assurances that these proceeds would be able to satisfy the operating expenses of Perryville or the debt service requirements of the Senior Loan Agreement.  For information regarding the effects of Mirant's bankruptcy, the rejection of the Perryville Tolling Agreement, and Perryville facility operation subsequent to the rejection of the Perryville Tolling Agreement, see Note 15 - "Perryville" in the Notes to the Unaudited Financial Statements in this Report and "- Debt - Midstream" below.

          Power and gas trading agreements entered into by Marketing & Trading provide the counterparties with the right to request Cleco Corporation to furnish credit support if the counterparty assesses Cleco Corporation's creditworthiness as unsatisfactory.  Under these agreements, the counterparties can request credit support, but Cleco may opt to liquidate the transactions and pay liquidating damages to the counterparties as applicable in accordance with the terms and conditions of the contracts.  As of September 30, 2003, Marketing & Trading had closed all forward trading positions; therefore, Cleco Corporation had no credit exposure to Marketing and Trading's power and gas trading counterparties.  With respect to any open power or gas trading positions that Cleco may maintain in the future, the amount Cleco Corporation is required to pay at any point in the future remains dependent on changes in the market price of power and gas, the changes in the open power and gas positions, and changes in the amount counterparties owe Cleco Corporation.  Changes in any of these factors could cause the amount of requested credit support to increase or decrease.

Other

          Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At September 30, 2003, $30.9 million of cash was restricted under the Evangeline senior secured bond indenture, $10.4 million of cash was restricted at Perryville under the terms of the Senior Loan Agreement, and $1.8 million of APH's cash was restricted under the terms of the Midstream credit facility.

Debt

          At September 30, 2003 and December 31, 2002, $207.1 million and $315.3 million, respectively, of short-term debt was outstanding in the form of bank loans.  If Cleco Corporation were to default under covenants in its various credit facilities, Cleco Corporation would be unable to borrow additional funds from the credit facilities.  If Cleco Corporation's credit rating as determined by outside rating agencies were to be downgraded, Cleco Corporation could be required to pay additional fees and higher interest.  As a result of the downgrades described above in "- Liquidity and Capital Resources," Cleco Corporation's interest rate increased by 0.20% and Cleco Power's increased by 0.10%.  At September 30, 2003, Cleco Corporation was in compliance with the covenants in its credit facilities.

          The following table shows short-term debt by subsidiary:

Subsidiary	At September 30, 2003	At December 31, 2002
	(Thousands)
Cleco Corporation (Holding Company Level)
Bank loans..............................................................................	$ 50,000	$ 171,550
Cleco Power
Bank loans..............................................................................	-	107,000
Midstream
Bank loans..............................................................................	157,117	36,750
Total....................................................................................	$ 207,117	$ 315,300
	=======	=======

Cleco Corporation (Holding Company Level)

          Short-term debt decreased at Cleco Corporation by $121.6 million at September 30, 2003, compared to December 31, 2002, primarily due to the issuance of $100.0 million of long-term notes on April 28, 2003, as discussed below.  A revolving credit facility for Cleco Corporation in the amount of $225.0 million, which was scheduled to terminate on June 4, 2003, provided for an optional conversion to a one-year term loan.  Cleco Corporation's borrowing cost under this facility was equal to LIBOR plus 1.25%, including facility fees.  Cleco Corporation replaced this credit facility with a new facility on May 7, 2003.  The new facility is a $105.0 million, 364-day facility, which provides that borrowings outstanding on the maturity date may be converted into a nine month term loan.  This facility provides support for the issuance of commercial paper and working capital and other needs.  At September 30, 2003, Cleco Corporation's borrowing cost under this facility was equal to

LIBOR plus 1.625%, including facility fees, and the weighted average cost of the borrowings was 2.94%.  If Cleco Power or Midstream defaults under their respective facilities, Cleco Corporation would be considered in default under this facility.  Perryville's default on the Senior Loan Agreement, as described below under "- Midstream" and in Note 15 - "Perryville" in the Notes to the Unaudited Financial Statements in this Report, is not considered a default under Cleco's credit facility.  Off-balance sheet commitments entered into by Cleco with third parties for certain types of transactions between those parties and Cleco's subsidiaries, other than Cleco Power, reduce the amount of credit available to Cleco Corporation under the facility by an amount equal to the stated or determinable amount of the primary obligation.  At September 30, 2003, there was $50.0 million drawn on the facility, leaving $55.0 million available.  The $55.0 million at September 30, 2003 was further reduced by off-balance sheet commitments of $22.7 million, leaving available capacity of $32.3 million.  Cash and cash equivalents available at September 30, 2003 were $18.2 million combined with $32.3 million facility capacity for total liquidity of $50.5 million.  Cash and cash equivalents decreased $47.3 million, when compared to December 31, 2002, largely due to paydown of short-term bank loans, payoff of medium-term note maturities, and payment of dividends.  These expeditures were offset by the issuance of long-term debt and from adjusted net income.  For more information about these commitments see "- Off-Balance Sheet Commitments."  The amount of off-balance sheet commitments and other indebtedness incurred by Cleco Corporation and reduction of the available amount of the facility was $49.2 million at December 31, 2002.  An uncommitted line of credit with a bank in an amount up to $5.0 million also is available to support Cleco Corporation's working capital needs.

          Cleco Corporation provides a guarantee to pay interest and principal under the Senior Loan Agreement and its interest in Perryville is collateral for the debt under the Senior Loan Agreement and the Subordinated Loan Agreement.  For more information on these agreements, see "- Midstream" below and Note 15 - "Perryville" in the Notes to the Unaudited Financial Statements in this Report.

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

          On October 6, 2003, Cleco Corporation filed a shelf registration statement (Registration No. 333-109506) providing for the issuance of up to $200.0 million of debt securities, common stock, preferred stock, or any combination thereof.  This shelf registration statement has not yet been declared effective by the SEC.

Cleco Power

          Short-term debt decreased at Cleco Power by $107.0 million at September 30, 2003, compared to December 31, 2002, primarily due to the issuance of $75.0 million of long-term senior unsecured notes on April 28, 2003.  A revolving credit facility for Cleco Power in the amount of $107.0 million, which was scheduled to terminate on June 4, 2003, provided for an optional conversion to a one-year term loan.  Cleco Power's borrowing cost under this facility was equal to LIBOR plus 1.00%, including facility fees.  Cleco Power replaced this credit facility with a new facility on May 7, 2003.  The new facility is an $80.0 million, 364-day facility, which provides that borrowings outstanding on the maturity date may be converted into a nine month term loan.  This facility provides support for the issuance of commercial paper and working capital and other needs.  At September 30, 2003, no amounts were outstanding under this facility and Cleco Power's borrowing cost under this facility was equal to LIBOR plus 1.25%, including facility fees.  An uncommitted line of credit with a bank in an amount up to $5.0 million also is available to support Cleco Power's working capital needs.  Cash and cash equivalents available at September 30, 2003 were $48.4 million combined with $80.0 million facility capacity for a total of $128.4 million.  Cash and cash equivalents decreased $20.8 million, when compared to December 31, 2002, largely due to paydown of short-term bank loans, payoff of medium-term note maturities, and payment of dividends.  These expeditures were offset by the issuance of long-term debt and from adjusted net income.

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

          October 6, 2003, Cleco Power filed a shelf registration statement (Registration No. 333-109507) providing for the issuance of up to $150.0 million of debt securities.  This shelf registration statement has not yet been declared effective by the SEC.

Midstream

          Short-term debt increased at Midstream by $120.4 million at September 30, 2003, compared to December 31, 2002, primarily due to the reclassification of the Perryville debt to short-term debt.  This increase was partially offset by quarterly paydown of debt on the Midstream credit facility.  Midstream has a $36.8 million credit facility that expires in March 2004.  The facility is used to support Midstream's generation activities, and outstanding balances are guaranteed by Cleco Corporation on a subordinated basis.  Midstream's cost of borrowings under this facility is equal to LIBOR plus 3.00%, including commitment fees, and was 4.125% at September 30, 2003.  At September 30, 2003, the balance due on this credit facility was $22.8 million.  This facility requires that net proceeds from any sale of the Perryville assets first must be applied to any outstanding borrowings under this credit facility.

          In August 2002, a portion of the Perryville Senior Loan Agreement was converted to the Subordinated Loan Agreement in the amount of $100.0 million.  In October 2002, the remainder of the $151.9 million senior loan was terminated and replaced with a five-year $145.8 million loan with a group of lenders led by KBC acting as agent.  The interest rate on both loans resets quarterly.  It is based on LIBOR plus a spread, and the rate at September 30, 2003, was 2.60%.  The spread is 1.50% for the first two years and 1.65% for the following three years.  The loans provide for quarterly principal and interest payments.  Cleco provides a guarantee to pay interest and principal under the Senior Loan Agreement should Perryville be unable to pay its debt service.  At September 30, 2003, the amount guaranteed was $7.3 million.  However, if Cleco Corporation's long-term senior unsecured debt is rated below "BBB-" by Standard & Poor's or "Baa3" by Moody's, Cleco Corporation will be required to post a letter of credit in the amount of $7.4 million.  In addition, Cleco Corporation may be required to provide additional credit support under the Senior Loan Agreement under specified circumstances in connection with Perryville's exercise of certain set off rights as described in Note 15 - "Perryville" in the Notes to the Unaudited Financial Statements in this Report.  Also, under the terms of the Senior Loan Agreement, specified amounts are required to be maintained in restricted cash accounts for debt service payments, major maintenance, and operating needs.  At September 30, 2003, there was $10.3 million in these restricted cash accounts.  The Senior Loan Agreement is collateralized by PEH's membership interest in Perryville.  The Subordinated Loan Agreement also is collateralized by PEH's membership interest in Perryville, subordinate to claims under the Senior Loan Agreement.  The Senior Loan Agreement is scheduled to mature on October 1, 2007, and the Subordinated Loan Agreement is scheduled to mature on December 31, 2007.

          The bankruptcy filing by Mirant and certain of its subsidiaries was an event of default under Perryville's Senior Loan Agreement which gives the lenders holding in aggregate at least 66-2/3% of the outstanding senior loan the right, but not the obligation, to declare any outstanding principal and interest immediately due and payable.   As of September 30, 2003, the outstanding principal was $134.4 million.   Perryville's Senior Loan Agreement is nonrecourse to Cleco Corporation (other than to the extent of the guarantee discussed above).   This default is not an event of default under any other credit facility or financing arrangement of Cleco Corporation or its other subsidiaries.  Remedies available to the lenders during the existence of an event of default include foreclosure on the Perryville assets, PEH's membership interest in Perryville which was pledged as collateral against the Senior Loan Agreement and/or cash in the restricted accounts relating to the Senior Loan Agreement.  Foreclosure by the lenders may result in an additional loss of Cleco's equity in Perryville, which at September 30, 2003, was approximately $5.1 million.  If the lenders were to call this debt, Perryville might, among other things, renegotiate the loan, refinance the loan, pay off the loan with other borrowings or the proceeds of issuances of additional debt, or seek protection under federal bankruptcy laws.

          As a result of Mirant's bankruptcy and MAEM's failure to make pre-petition payments under the Perryville Tolling Agreement, all obligations of Perryville to make principal and interest payments, under the Subordinated Loan Agreement, as well as the accrual of additional interest, are suspended.  At September 30, 2003, the principal balance of the Subordinated Loan Agreement was $98.7 million.

          Management is unable to predict subsequent action by KBC or the lenders under the Senior Loan Agreement.  For additional information on Perryville's Senior Loan Agreement, the Subordinated Loan Agreement, and effects of Mirant's bankruptcy filing, see Note 15 - "Perryville" in the Notes to the Unaudited Financial Statements in this Report."

          On August 29, 2003, MAEM and its affiliated debtors (collectively, the "Debtors") filed and served upon Perryville a motion pursuant to which the Debtors moved under Bankruptcy Code Section 365 to reject the Perryville Tolling Agreement.  MAEM asserts that pursuant to their motion, the rejection of the Perryville Tolling Agreement was effective on September 15, 2003.  For more information on the rejection of the tolling agreement, see Note 15 - "Perryville" in the Notes to the Unaudited Financial Statements in this Report.

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

          The off-balance sheet commitments are not recognized on Cleco Corporation's Consolidated Balance Sheets, because it has been determined that Cleco Corporation's affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco Corporation will be required.  Some of these commitments reduce the amount of the credit facility available to Cleco Corporation by an amount defined by the credit facility.  The following table has a schedule of off-balance sheet commitments grouped by subsidiary or affiliate on whose behalf each commitment was made.  The schedule shows the face amount of the commitment, any reductions, the net amount, and reductions in Cleco Corporation's ability to draw on its credit facility at September 30, 2003.  Changes occurring subsequent to September 30, 2003, and a discussion of the off-balance sheet commitments are detailed in the explanations following the table.  The discussion should be read in conjunction with the table to convey the impact of the off-balance sheet commitments on Cleco Corporation's financial condition.

	At September 30, 2003
Subsidiaries/Affiliates	Face amount	Reductions	Net amount	Reductions to the amount available to be drawn on Cleco Corporation's credit facility
	(Thousands)
Guarantees issued to:
Acadia Power Holdings LLC plant construction contractor	$ 375	$ -	$ 375	$ 375

Perryville Energy Holdings LLC debt service reserve	7,331	-	7,331	7,331

Midstream Subordinated guarantee issued to bank	22,750	-	22,750	-

Marketing & Trading and Cleco Energy
Guarantees issued to various energy counterparties	210,750	99,000	111,750	-

Standby letter of credit issued to:
Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000

	$ 256,206	$ 99,000	$ 157,206	$ 22,706

          If Evangeline fails to perform certain obligations under its tolling agreement, Cleco Corporation will be required to make payments to Evangeline's tolling agreement counterparty under the commitments listed in the above table.  Cleco Corporation's obligation under the Evangeline commitment is in the form of a standby letter of credit from investment grade banks and is limited to $15.0 million.  Ratings triggers do not exist in the Evangeline Tolling Agreement.  Cleco expects Evangeline to be able to meet its obligations under the tolling agreement and does not expect Cleco Corporation to be required to make payments to the counterparty.  However, under the covenants associated with Cleco Corporation's credit facility, the entire net amount of the Evangeline commitment reduces the amount that can be borrowed under the credit facility.  The letter of credit for Evangeline is expected to be renewed annually until 2020.  The guarantee for Perryville is no longer in effect since the tolling agreement has been terminated in connection with the Mirant bankruptcy.  This guarantee previously obligated Cleco Corporation to make payments of up to $13.5 million if Perryville failed to perform certain obligations under its tolling agreement.  For additional information on the Mirant bankruptcy, see Note 15 - "Perryville" in the Notes to the Unaudited Financial Statements in this Report.  Cleco Corporation was previously obligated under a guarantee to make payments of up to $12.5 million to Aquila Energy if Acadia failed to perform certain obligations under the corresponding tolling agreement.  This guarantee was extinguished in May 2003 when the tolling agreement with Aquila Energy was terminated and a subsidiary of Calpine entered into a new tolling agreement without a guarantee from Cleco.

          If Acadia cannot pay the contractor who built its plant, Cleco Corporation will be required to pay the current amount outstanding.  Cleco Corporation's obligation under the Acadia arrangement is in the form of a guarantee and is limited to 50% of the total for the contractor's current amount outstanding.  At September 30, 2003, Cleco Corporation's 50% portion of the contractor's current amount outstanding was approximately $0.4 million.  The guarantee on the Acadia construction contracts will cease upon full payment of those contracts.  Management expects Acadia to have the ability to pay its contractor as scheduled and does not expect Cleco Corporation to pay on behalf of Acadia.  However, under the covenants associated with Cleco Corporation's credit facility, the current monthly amount due to the Acadia contractor reduces the amount Cleco Corporation can borrow under the credit facility.

          If Perryville is unable to make principal and interest payments to its lenders under its Senior Loan Agreement, Cleco Corporation will be required to pay up to $7.3 million on behalf of Perryville under a guarantee issued in connection with the replacement of Perryville's construction loan in the fourth quarter of 2002.  However, if Cleco Corporation's long-term senior unsecured debt is rated below "BBB-" by Standard & Poor's or "Baa3" by Moody's, Cleco Corporation will be required to post a letter of credit in the amount of $7.4 million.  For information on Mirant's bankruptcy impact on the Senior Loan Agreement, see Note 15 - "Perryville" in the Notes to the Unaudited Financial Statements in this Report.

          When Midstream entered into a $36.8 million credit facility, Cleco Corporation entered into a subordinated guarantee with the lender.  Under the terms of the guarantee, Cleco Corporation will pay principal and interest if Midstream is unable to pay.  At September 30, 2003, there was $22.8 million outstanding under the facility.  The subordinated guarantee does not reduce the amount Cleco can borrow under its credit facility, because it is subordinate to Cleco Corporation's other liabilities.

          Cleco Corporation has issued guarantees to Marketing & Trading's counterparties in order to facilitate energy trading and to Cleco Energy's counterparties in order to facilitate energy operations.  In conjunction with the guarantees issued, Marketing & Trading has received guarantees from certain counterparties and has entered into netting agreements whereby Marketing & Trading is only exposed to the net open position with each trading counterparty.  The guarantees issued and received expire at various times.  The balances of net guarantees for Marketing & Trading and Cleco Energy do not affect the amount Cleco Corporation can borrow under its credit facility.  The total amount of guaranteed net open positions with all of Marketing & Trading's and Cleco Energy's counterparties over $20.0 million reduces the amount Cleco Corporation can borrow under its credit facility.  At September 30, 2003, the total guaranteed net open positions were $0.7 million, so the borrowing restriction in Cleco's credit facility was not affected.  As counterparties and amounts traded change, corresponding changes will be made in the level of guarantees issued by Cleco Corporation.  All of Marketing & Trading's forward positions have been closed; therefore, Cleco Corporation's level of guarantees will decrease as these guarantees are terminated.  For information regarding Marketing & Trading's counterparties' right to request Cleco Corporation to provide credit support in certain instances, see "- Financial Condition - Liquidity and Capital Resources."

          The following table summarizes the expected termination date of the guarantees and standby letter of credit for Cleco:

Amount of Commitment Expiration Per Period
Commercial commitments	Net amount committed	Less than one year	1-3 years	4-5 years	Over 5 years
(Thousands)
Guarantees.................................................	$ 142,206	$ 134,875	$ -	$ 7,331	$ -
Standby letter of credit............................	15,000	-	-	-	15,000
Total commercial commitments...........	$ 157,206	$ 134,875	$ -	$ 7,331	$ 15,000
	======	======	=====	=====	=====

          The capacity and energy contracts between Cleco Power and Williams Energy stipulate that Cleco Power must provide additional security in the event of certain ratings triggers.  These triggers include: ratings downgrade below investment grade, negative credit watch for possible downgrade below investment grade, failure to make required payments, and failure to maintain a certain debt-to-equity ratio.  The amount of the additional security required to be provided by Cleco Power to Williams Energy in the event of a ratings trigger is $20.0 million under these contracts.  The contract between Cleco Power and Dynegy stipulates that Cleco Corporation may be required to provide additional security in the event of a ratings downgrade below investment grade.  The amount of the additional security that Cleco Corporation could be required to provide to Dynegy is for the full amount of Cleco Power's obligations with respect to the capacity payments for the remainder of the contract.  At September 30, 2003, this amount was $7.8 million.  This obligation, however, may be affected or revoked by virtue of the fact that Dynegy currently may be in default of its contract obligation to provide additional security in the event of certain credit ratings downgrades of Dynegy.

Generation RFP

          Cleco Power issued a RFP in May 2003 for up to 750 MWs of generation supply to replace existing purchase power agreements that expire in 2004 and 2005.  Cleco Power received facility specific asset sale and long-term purchase power proposals, from which a short-list of respondents was established in September 2003.  Binding proposals were received October 15, 2003.  At the same time, Cleco Power modified its existing RFP to request a shorter-term RFP for terms of two to four years.  These proposals were also received October 15, 2003.  Cleco Power is evaluating the binding proposals and anticipates the selection of the winning bids by December 2003 or the first quarter of 2004.  The cost of capacity and energy could increase or decrease from current levels based on the outcome of the RFP process.  Depending on due diligence and contract negotiations, certificate applications with the LPSC could be filed during the first quarter of 2004.  The LPSC has up to ninety days to act on the certificate applications.  Cleco Power cannot predict the outcome of any certificate filing nor whether approval of such a filing would be opposed by potential intervening parties.

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

          Under Section 316 (b) of the Clean Water Act, EPA is in the process of developing regulations to govern cooling water intake structures at existing power generation facilities.  These new regulations are expected to be published by February 2004 and may require some capital improvement to several of Cleco's generation facilities.  Under Section 112 of the Clean Air Act, EPA is required to develop the Mercury MACT regulations, which are expected to be proposed by December 31, 2003, and finalized by December 31, 2004.  The regulations may require new controls on mercury emissions and may require capital investments at two of Cleco's generation facilities.  Cleco also continues to monitor potential multi-pollutant legislation including the President's Clear Skies Initiative which is pending in Congress.  The President's Clear Skies Initiative proposes to cut power plant emissions of three air pollutants - nitrogen oxides, sulfur dioxide, and mercury - by 70% and improve air quality using a proven market-based approach.  The mercury control provisions in the multi-pollutant legislation may replace the Mercury MACT regulations under development by EPA.

          While it is unknown at this time what the final outcome of these new regulations and the proposed legislation will be, any capital and operating costs of additional pollution control equipment that may be required could materially adversely affect future results of operations, cash flows, and possibly financial condition unless such costs could be recovered through regulated rates.

          On October 14, 2003, Cleco was notified by the TCEQ of its identification of the San Angelo Electric Service Company facility which may constitute endangerment to public health and safety of the environment.  Based on the TCEQ's preliminary investigation of this facility's historical records, Cleco has been identified as being associated with the site operations and as such is being requested to provide information concerning its relationship with this facility.  A written response to the TCEQ is due by November 14, 2003.  Since this investigation is in the preliminary stages, management is unable to determine what amount, if any, should be accrued for possible remediation of the facility site.

Regulatory Matters

Fuel Audit

          In the second half of 2002, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit.  The audit commenced in March 2003 and includes Fuel Adjustment Clause filings for January 2001 through December 2002, although a portion of the data requested for the audit relates to periods prior to the 2001 and 2002 filings.  The audit, pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497, is required to be performed no less frequently than every other year; however, this is the first LPSC Fuel Adjustment Clause audit of Cleco Power.  LPSC-jurisdictional revenue recovered by Cleco Power through its Fuel Adjustment Clause for the audit period of January 2001 through December 2002 was $567.1 million.  Management is unable to predict the results of the LPSC fuel audit, which could require Cleco Power to refund the previously recovered revenue and could adversely impact the Registrants' results of operations and financial condition.  The LPSC Staff expects to issue its findings and recommendations related to the fuel audit by the first quarter of 2004.

Review of Trading Activities

          During a review of trading activities in the second half of 2002, Cleco identified simultaneous buy and sell trades with the same counterparty for the same volumes at the same price, referred to as "round-trip trades," for both Cleco Power and Marketing & Trading.  The majority of Cleco Power's round-trip trades involved service to a retail industrial customer.  Cleco Power would sell power to a third party, which then immediately would sell the same volume of power at the same price as the purchase price back to Cleco Power which in turn would sell the power to its industrial customer or to others.  A few of the trades classified as round-trip trades in 1999 included a small price difference between the buy and the sell.  Cleco Power has contacted the FERC and the LPSC and discussed these and other transactions with both agencies.  These discussions led to formal investigatory proceedings with dockets being opened by the FERC and the LPSC, with which Cleco has cooperated.  These proceedings have entailed discovery measures by the agencies with jurisdiction over the referenced energy trading transactions and energy trading transactions in general between Cleco's power marketer subsidiaries.  On July 25, 2003, the FERC issued its order approving a Consent Agreement between Cleco and the FERC Staff which settled the FERC's non-public investigation into certain transactions.  Management is unable to predict the remedial actions that may be taken with respect to these transactions by the LPSC and cannot reasonably estimate Cleco's minimum probable contingency for these transactions.  For information about the FERC settlement concerning these transactions, see Note 16 - "FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.

         Marketing & Trading participated in round-trip trades whereby Marketing & Trading would buy power from a third party, and sell the same volume at the same price as the purchase price back to the third party.  Additionally, Marketing & Trading had round-trip trades whereby Marketing & Trading would sell power to a third party, which then would sell the same volume at the same price as the purchase price back to Marketing & Trading.  Marketing & Trading contacted the FERC regarding its round-trip trades and other transactions.  These discussions led to the same investigatory proceeding with the FERC as referenced above, which has been settled as discussed above and in Note 16 - "FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.  Cleco received requests for information from the CFTC related to Cleco Power's and Marketing & Trading's round-trip trades and the reporting of trading activities to trade publications.  Cleco provided the requested information to the CFTC.  From 1999 through mid-January, 2002, the same personnel performed the trading operations of Cleco Power and Marketing & Trading.  Management believes these trading activities may be reviewed in Cleco Power's pending LPSC fuel audit.  For additional information regarding the review of trading activities, see Note 5 - "Review of Trading Activities," in the Notes to the Unaudited Financial Statements in this Report.  For additional information on the fuel audit, see "- Financial Condition - Regulatory Matters - Fuel Audit."  For information about the FERC settlement concerning this issue, see Note 16 - "FERC Settlement" in the Notes to the Unaudited Financial Statements in this Report.

          During 2002, certain fourth quarter 2001 natural gas purchase transactions were identified that were accounted for inconsistently with Cleco Power's fuel adjustment clause.  For additional information about Cleco Power's natural gas purchase transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Gas Put Options," on pages 43 and 44 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to the Registrants' Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

          During a 2002 review of an affiliate transportation contract, Cleco determined that certain gas transportation charges may have exceeded the unregulated subsidiary's cost, plus a reasonable rate of return.  For additional information about Cleco's gas transportation charges, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Gas Transportation Charges," on page 44 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to the Registrants' Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

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

Lignite Deferral

          In May 2001, Cleco Power signed a lignite contract with a miner at the Dolet Hills mine.  As defined in LPSC Orders No. U-21453, U-20925(SC) and U-22092(SC) (Subdocket G), retail ratepayers are receiving fuel cost savings equal to 2% of the projected costs under the previous mining contract through 2011.  Costs above 98% of the previous contract's projected costs are deferred.  Deferred costs will be recovered from retail customers through the fuel adjustment clause when the actual costs of the new contract are below 98% of the projected costs of the previous contract.  As of September 30, 2003, Cleco Power had deferred $10.2 million in costs and interest relating to the new mining contract.  If the miner's cumulative costs do not fall below the 98% threshold, Cleco Power may be required to write off some or all of the deferred amount.  Cleco Power will continue to monitor and assess the recoverability of these amounts on a periodic basis; however, management expects the miner's cumulative costs to fall below the 98% threshold, and therefore, expects Cleco Power to recover the amounts deferred.

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

          Cleco Power's franchise with the town of Franklinton, and its approximately 1,850 customers, was up for renewal in April 2003.  Cleco made an offer to renew the franchise in October 2002.  Due to ongoing negotiations, awarding of any new contract was extended for 210 days beyond the original deadline to November 2003.

Other

          On July 23, 2003, the FERC issued a final ruling regarding standard procedures and a standard agreement for the interconnection of generators larger than 20 MWs.  The FERC also proposed rules regarding expedited procedures for small generators under 20 MWs.  The original date of October 20, 2003, for compliance with the large generators was extended to January 20, 2004.  The FERC has not yet set a date for compliance with the small generator standards.

Recent Accounting Standards

          For discussion of recent accounting standards, see Note 6 - "Recent Accounting Standards" in the Notes to the Unaudited Financial Statements in this Report.

Critical Accounting Policies

          Cleco's critical accounting policies are those accounting policies that are both important to the portrayal of Cleco's financial condition and results of operations and that require management to make difficult, subjective or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation's segments or to Cleco Corporation as a consolidated entity.  The financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require Cleco to make estimates and assumptions.  Estimates and assumptions about future events and their effects cannot be made with certainty.  Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or a change in circumstances or environment.  Actual results may differ significantly from these estimates under different assumptions or conditions.  In addition to the critical accounting policy discussed below, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" on pages 32-34 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to the Registrants' Form 10-K for the year ended December 31, 2002, for a discussion of other significant critical accounting policies.

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

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK OF CLECO CORPORATION

          The market risk inherent in Cleco's market risk-sensitive instruments and positions includes the potential change arising from changes in interest rates, the commodity price of power traded on the different power exchanges and the commodity price of natural gas traded.  Prior to the third quarter of 2002, Cleco Power and Marketing & Trading used EITF No. 98-10 to determine whether the market risk-sensitive instruments and positions were required to be marked-to-market.  In October 2002, the EITF rescinded EITF No. 98-10 effective the second fiscal period beginning after December 15, 2002.  Cleco Power and Marketing & Trading currently use SFAS No. 133 in order to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power does have some positions that are required to be marked-to-market, because they do not meet the exception of SFAS No. 133 and do not qualify for hedge accounting treatment.  The positions for marketing and trading purposes do not meet the exemptions of SFAS No. 133 and the net mark-to-market of those positions is recorded in income.  Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability.  When these positions close, actual gains or losses will be included in the Fuel Adjustment Clause and reflected on customers' bills.  Cleco Energy's positions do not qualify for the exceptions on hedge accounting under SFAS No. 133 and are therefore marked-to-market.

          Cleco also is subject to market risk associated with its tolling agreement counterparties.  For additional information concerning Cleco's market risk associated with its counterparties, see "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources" and Note 15 - "Perryville" in the Notes to the Unaudited Financial Statements in this Report.

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

          As of September 30, 2003, the carrying value of Cleco's short-term, variable-rate debt was approximately $207.1 million, which approximates the fair market value.  Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $2.1 million in Cleco's pretax earnings.

          At September 30, 2003, Cleco Power had no short-term, variable-rate debt.

          Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate credit facility with fixed-rate debt.

Commodity Price Risks

          During the fourth quarter of 2002, Marketing & Trading and Cleco Power discontinued speculative trading activities.  As of September 30, 2003, all of Marketing & Trading's remaining trades were closed; therefore no mark-to-market amount was recorded on the balance sheet.  The change in the mark-to-market amount between December 31, 2002, and September 30, 2003, was a gain of $0.4 million and was recorded in the income statement.  Due to the change in trading strategy, commodity price risks have been substantially mitigated when compared to previous periods.

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

          Cleco Power's financial positions that are not used to meet the power demands of customers are marked-to-market as required by SFAS No. 133.  Based on market prices at September 30, 2003, the net mark-to-market amount for those positions also was zero and was not recorded on the balance sheet.  The change in the mark-to-market amount between December 31, 2002, and September 30, 2003, was a gain of $0.5 million and was recorded in the income statement.

          Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate some of the volatility in fuel costs passed on to customers, as encouraged by an LPSC order.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management asset or liability.  Based on market prices at September 30, 2003, the net mark-to-market impact was a loss of $0.9 million.

          Cleco Energy provides natural gas to wholesale customers, such as municipalities, and enters into transactions in order to provide fixed gas prices to some of its customers.  All of Cleco Energy's trades are marked-to-market as required by SFAS No. 133.  Due to market price volatility, mark-to-market reporting may introduce volatility to carrying values and hence to Cleco Energy's financial statements.  At September 30, 2003, the net mark-to-market impact had an immaterial effect on the financial statements.

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

          Based on these assumptions, the high, low and average VAR during the three months and nine months ended September 30, 2003, is summarized below:

	For the three months ended September 30, 2003
	High	Low	Average
	(Thousands)
Marketing & Trading	$-	$-	$-
Cleco Power	$-	$-	$-
Cleco Energy	$301.6	$195.3	$237.4
Consolidated	$301.6	$195.3	$237.4
	For the nine months ended September 30, 2003
	High	Low	Average
	(Thousands)
Marketing & Trading	$14.6	$-	$1.7
Cleco Power	$7.3	$-	$0.2
Cleco Energy	$301.6	$6.7	$122.6
Consolidated	$323.5	$6.7	$124.5

          The increase in VAR at September 30, 2003, compared to December 31, 2002, as shown below, was primarily due to financial positions entered into in the second and third quarter of 2003 to offset future physical gas sales.  These gas sales are to customers with contract entitlement to hedge their future gas cost by locking in specific forward monthly prices based on perceived market conditions.

	At September 30, 2003	At December 31, 2002
	(Thousands)
Marketing & Trading	$-	$5.7
Cleco Power	$-	$-
Cleco Energy	$299.5	$29.3
Consolidated	$299.5	$35.0

ITEM 4     CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures

          In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, the Registrants' management has evaluated, as of the end of the period covered by this Report, with the participation of the Registrants' chief executive officer and chief financial officer, the effectiveness of the Registrants' disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Disclosure Controls).  Based on that evaluation, such officers concluded that the Registrants' Disclosure Controls were effective as of the date of that evaluation.

          During the period covered by this Report, there have been no changes to the Registrants' internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Registrant's internal control over financial reporting.

          Disclosure Controls are controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Registrants' management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

           The Registrants' management, including the chief executive officer and chief financial officer, does not expect that their Disclosure Controls will prevent all errors and all fraud.  A control system, including the Registrants' Disclosure Controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, some controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

Cleco

          For information on legal proceedings affecting Cleco, see Note 5 - "Review of Trading Activities" and Note 11 - "Securities Litigation and Other Commitments and Contingencies" in the Notes to the Unaudited Financial Statements, and see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Fuel Audit" and "- Review of Trading Activities" and the fourth paragraph under the caption "- Environmental Matters," in this Report, which are incorporated herein by reference.

Cleco Power

          For information on legal proceedings affecting Cleco Power, see Note 5 - "Review of Trading Activities" and to the extent that the lawsuits and proceedings involve Cleco Power, Note 11 - "Securities Litigation and Other Commitments and Contingencies," in the Notes to the Unaudited Financial Statements, and see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - "Fuel Audit," and "- Review of Trading Activities" and the fourth paragraph under the caption "- Environmental Matters," in this Report, which are incorporated herein by reference.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

Cleco

          The bankruptcy filing by Mirant and certain of its subsidiaries on July 14, 2003, was an event of default under Perryville's Senior Loan Agreement.  This event of default gives the lenders holding in aggregate at least 66-2/3% of the outstanding senior loan the right, but not the obligation, to declare any outstanding principal and interest immediately due and payable, which as of September 30, 2003, was $134.4 million.  For additional information regarding the default, see Note 15 - "Perryville - Perryville's Senior Loan Agreement" in the Notes to the Unaudited Financial Statements in this Report, which is incorporated herein by reference.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Cleco Corporation:
	3(a)	Bylaws of Cleco Corporation (revised effective October 24, 2003)
	11	Computation of Net Income Per Common Share for the three months and nine months ended September 30, 2003 and 2002
12(a)

Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, nine- and twelve-month periods ended September 30, 2003, for Cleco Corporation

	31(a)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
	32(a)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99(a)

Items incorporated by reference from the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Gas Put Options," "- Gas Transportation Charges."

99(c)

Items incorporated by reference from the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002:  "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Midstream."

Cleco Power:
	3(b)	Operating Agreement of Cleco Power LLC (revised effective October 24, 2003)
	12(b)	Computation of Earnings to Fixed Charges for the three-, nine- and twelve-month periods ended September 30, 2003, for Cleco Power
	31(b)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
	32(b)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99(b)

Items incorporated by reference from the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002:  "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Gas Put Options," "- Gas Transportation Charges."

(b)	Reports on Form 8-K

Cleco Corporation:

          On August 11, 2003, Cleco Corporation furnished a Form 8-K dated as of August 11, 2003 (as amended by the Form 8-K/A relating thereto furnished on August 12, 2003), concerning the issuance of a press release regarding earnings for the quarter and six-month period ended June 30, 2003, and including as an exhibit such press release.

          On August 29, 2003, Cleco Corporation filed a Form 8-K dated as of August 29, 2003, concerning the issuance of a press release regarding the intentions of Perryville to seek damages if the Perryville Tolling Agreement is rejected in connection with Mirant's bankruptcy filing, and including as an exhibit such press release.

Cleco Power:
None

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: November 6, 2003

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: November 6, 2003