Form 10-K/A
period 2003-12-31
CLECO POWER LLC
filed 2004-05-07
CIK 18672

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No.1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
Or
[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-01272

CLECO POWER LLC
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0244480 (I.R.S. Employer Identification No.)
2030 Donahue Ferry Road, Pineville, Louisiana (Address of principal executive offices)	71360-5226 (Zip Code)
Registrant's telephone number, including area code: (318) 484-7400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
6.52% Medium-Term Notes due 2009	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Membership Interests

     Cleco Power LLC meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing the Form 10-K to which this amendment relates with the reduced disclosure format.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No     .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes      No  X  .

     As of February 1, 2004, all of Cleco Power's Membership Interests were owned by Cleco Corporation.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, the Registrant's management has evaluated, as of the end of the period covered by this Report, with the participation of the Registrant's chief executive officer and chief financial officer, the effectiveness of the Registrant's disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Disclosure Controls).  Based on that evaluation, such officers concluded that the Registrant's Disclosure Controls were effective as of the date of that evaluation.

          During the Registrant's fourth fiscal quarter, there have been no changes to the Registrant's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Registrant's internal control over financial reporting.

          Disclosure Controls are controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Registrant's management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC (Registrant)

/s/ David M. Eppler (David M. Eppler) (Chief Executive Officer and Manager)

Date:  May 7, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Eppler (David M. Eppler)	Chief Executive Officer and Manager (Principal Executive Officer)	May 7, 2004
/s/ Dilek Samil (Dilek Samil)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 7, 2004
/s/ R. Russell Davis (R. Russell Davis)	Vice President and Controller (Principal Accounting Officer)	May 7, 2004
MANAGERS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
DAVID M. EPPLER
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
RAY B. NESBITT
ROBERT T. RATCLIFF
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

/s/ David M. Eppler	May 7, 2004
*By: DAVID M. EPPLER (David M. Eppler, as Attorney-in-Fact)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31(a)	CEO and CFO Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002