Form 10-Q
period 2005-03-31
CLECO POWER LLC; CLECO CORP
filed 2005-05-03
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

__________________

FORM 10-Q

                                        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
Or

                                        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

__________________

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

__________________

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

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.  Yes   x      No __

Indicate by check mark whether Cleco Corporation is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  x  No ___

Indicate by check mark whether Cleco Power LLC is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes No  x 

Number of shares outstanding of each of Cleco Corporation's classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at April 30, 2005

Cleco Corporation	Common Stock, $1.00 Par Value	49,893,333

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

This combined Form 10-Q is separately filed by Cleco Corporation and Cleco Power.  Information in this filing relating to Cleco Power is filed by Cleco Corporation and separately by Cleco Power on its own behalf.  Cleco Power makes no representation as to information relating to Cleco Corporation (except as it may relate to Cleco Power) or any other affiliate or subsidiary of Cleco Corporation.

This report should be read in its entirety as it pertains to each respective Registrant.  The Notes to the Unaudited Condensed Financial Statements are combined.

GLOSSARY OF TERMS

References in this filing, including all items in Parts I and II, to "Cleco" mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to "Cleco Power" mean Cleco Power LLC, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing, including all items in Part I and II are defined below:

Abbreviation or Acronym	Definition
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
APB	Accounting Principles Board
APB Opinion No. 25	Accounting for Stock Issued to Employees
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
APP	Acadia Power Partners LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by Calpine
ARB No. 43	Restatement and Revision of Accounting Research Bulletins
Attala	Attala Transmission LLC, a wholly owned subsidiary of Midstream
Calpine	Calpine Corporation
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between APP and CES
CES	Calpine Energy Services, L.P.
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
Dynegy	Dynegy Power Marketing, Inc.
EITF	Emerging Issues Task Force of the FASB
EITF No. 04-10

Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds

Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	Environmental Protection Agency
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Williams
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 45	Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51
FIN 46R	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
FIN 46R-5	Implicit Variable Interests under FASB Statement Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities
FIN 47	Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143
FSP SFAS No. 106-2	FASB Staff Position Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
FSP SFAS No. 109-1	FASB Staff Position Application of SFAS No. 109 to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004
FSP SFAS No. 131-a	Determining Whether Operating Segments Have "Similar Economic Characteristics" under Paragraph 17 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information
IRP	Integrated Resource Planning
KBC	KBC Bank N.V.
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
MAEM	Mirant Americas Energy Marketing, LP
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant
Marketing & Trading	Cleco Marketing & Trading LLC, a wholly owned subsidiary of Midstream
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Mirant	Mirant Corporation
Mirant Debtors	Mirant, MAEM, MAI, and certain other Mirant subsidiaries
Mirant Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Northern District of Texas, Ft. Worth Division

Abbreviation or Acronym	Definition
MW	Megawatt(s) as applicable
Not meaningful	A percentage comparison of these items is not statistically meaningful either because the percentage difference is greater than 1,000% or the comparison involves a positive and negative number.
NOx	Nitrogen oxides
NSR	New Source Review
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of PEH, and its 718-MW, natural gas-fired power plant near Perryville, Louisiana
Perryville Tolling Agreement	Capacity Sale and Tolling Agreement between Perryville and MAEM
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
PUHCA	Public Utility Holding Company Act of 1935
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank N.V., as Agent Bank
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SESCO	San Angelo Electric Service Company
SFAS	Statement of Financial Accounting Standards
SFAS No. 123	Accounting for Stock-Based Compensation
SFAS No. 123R	Share-Based Payment
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 143	Accounting for Asset Retirement Obligations
SFAS No. 144	Accounting for the Impairment or Disposal of Long-Lived Assets
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 151	Inventory costs - an amendment of ARB No. 43, Chapter 4
SOP 90-7	Statement of Position issued by the American Institute of Certified Public Accountants - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code
SO2	Sulfur dioxide
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
SWEPCO	Southwestern Electric Power Company
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
Tolling Agreements	Reference to one or more of the following: Evangeline Tolling Agreement, Perryville Tolling Agreement, Aquila Tolling Agreement, and Calpine Tolling Agreements
VAR	Value-at-risk
Westar	Westar Energy, Inc., a Kansas corporation
Williams	Williams Power Company, Inc.

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

  Factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; unanticipated changes to fuel costs, cost of and reliance on natural gas as a component of Cleco's generation fuel mix and their impact on competition and franchises, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or power transmission system constraints;

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

  Action by Calpine or its affiliates with respect to the Calpine Tolling Agreements, including, without limitation, reduction of payments under the Calpine Tolling Agreements, unwinding of Calpine's interest in APP, termination of the Calpine Tolling Agreements or litigation against Cleco, resulting from CES's dispute with APP under the Calpine Tolling Agreements including arbitration proceedings;

  Increased competition in power markets, including effects of industry restructuring or deregulation, transmission system operation or administration, transmission reliability standards, retail wheeling, wholesale competition, retail competition, or cogeneration;

  Regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, the frequency and timing of rate increases or decreases, the results of periodic fuel audits, the results of the RFP and IRP processes, the formation of RTOs and the implementation of Standard Market Design (which is intended to enhance wholesale energy competition);

  Cleco's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities;

  Financial or regulatory accounting principles or policies imposed by the FASB, the SEC, the Public Company Accounting Oversight Board, the FERC, the LPSC or similar entities with regulatory or accounting oversight;

  Economic conditions, including inflation rates and monetary fluctuations, and related growth in Cleco's service area;

  Credit ratings of Cleco Corporation, Cleco Power, and Evangeline;

  Changing market conditions and a variety of other factors associated with physical energy, financial transactions, and energy service activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rates, and warranty risks;

  Acts of terrorism;

  Availability or cost of capital resulting from changes in Cleco's business or financial condition, interest rates, and securities ratings or market perceptions of the electric utility industry and energy-related industries;

  Employee work force factors, including work stoppages and changes in key executives;

  Legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, capital projects, reorganizations, or investments in joint ventures;

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

PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Corporation

These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Corporation's Consolidated Financial Statements and Notes included in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  For more information on the basis of presentation, see "Notes to the Unaudited Condensed Financial Statements - Note 1 - Summary of Significant Accounting Policies - Basis of Presentation."

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2005	2004
Operating revenue
Electric operations	$ 162,831	$ 149,379
Tolling operations	-	10,255
Other operations	7,151	6,905
Intercompany revenue	2,352	831
Gross operating revenue	172,334	167,370
Electric customer credits	(218)	(721)
Operating revenue, net	172,116	166,649
Operating expenses
Fuel used for electric generation	48,748	30,143
Power purchased for utility customers	50,514	55,109
Other operations	22,376	19,488
Maintenance	9,471	8,608
Depreciation	14,771	16,210
Taxes other than income taxes	10,428	9,981
Total operating expenses	156,308	139,539
Operating income	15,808	27,110
Interest income	966	374
Allowance for other funds used during construction	948	842
Equity income from investees	9,919	8,658
Other income	293	94
Other expense	(562)	(474)
Income before interest charges	27,372	36,604
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	12,118	17,918
Allowance for borrowed funds used during construction	(316)	(282)
Total interest charges	11,802	17,636
Income from continuing operations before income taxes	15,570	18,968
Federal and state income tax expense	5,995	5,530
Income from continuing operations	9,575	13,438
(Loss) income from discontinued operations, net of tax	(134)	158
Net income	9,441	13,596
Preferred dividends requirements, net	475	499
Net income applicable to common stock	$ 8,966	$ 13,097
Average shares of common stock outstanding
Basic	49,292,849	46,916,535
Diluted	49,373,623	46,985,106
Basic earnings per share
From continuing operations	$ 0.18	$ 0.27
From discontinued operations	$ -	$ -
Net income applicable to common stock	$ 0.18	$ 0.27
Diluted earnings per share
From continuing operations	$ 0.18	$ 0.27
From discontinued operations	$ -	$ -
Net income applicable to common stock	$ 0.18	$ 0.27
Cash dividends paid per share of common stock	$ 0.225	$ 0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2005	2004
Net income	$ 9,441	$ 13,596
Other comprehensive income, net of tax:
Net unrealized income from limited partnership (net of tax expense of $27 in 2005 and $30 in 2004)	44	48
Net unrealized (loss) income from available-for-sale securities (net of tax (benefit) expense of $(37) in 2005 and $8 in 2004)	(59)	13
Comprehensive (loss) income	(15)	61
Comprehensive income, net of tax	$ 9,426	$ 13,657
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(THOUSANDS)	AT MARCH 31, 2005	AT DECEMBER 31, 2004
Assets
Current assets
Cash and cash equivalents	$ 109,425	$ 123,787
Customer accounts receivable (less allowance for doubtful accounts of $647 in 2005 and $506 in 2004)	28,425	34,468
Accounts receivable - affiliate	4,153	2,276
Other accounts receivable	24,943	23,562
Unbilled revenue	14,149	17,256
Fuel inventory, at average cost	21,931	21,132
Material and supplies inventory, at average cost	16,681	16,609
Risk management asset	8,471	84
Accumulated deferred federal and state income taxes, net	4,117	4,767
Accumulated deferred fuel	-	13,997
Cash surrender value of company-/trust-owned life insurance policies	18,640	19,170
Margin deposits	-	5,159
Prepayments	3,142	4,023
Other current assets	1,521	1,476
Total current assets	255,598	287,766
Property, plant and equipment
Property, plant and equipment	1,772,640	1,733,970
Accumulated depreciation	(795,244)	(781,925)
Net property, plant and equipment	977,396	952,045
Construction work in progress	86,888	108,000
Total property, plant and equipment, net	1,064,284	1,060,045
Equity investment in investees	310,829	314,284
Prepayments	6,543	6,568
Restricted cash	93	93
Regulatory assets and liabilities - deferred taxes, net	92,131	92,864
Regulatory assets - other	26,713	26,327
Other deferred charges	48,695	49,116
Total assets	$ 1,804,886	$ 1,837,063
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)

(THOUSANDS)	AT MARCH 31, 2005	AT DECEMBER 31, 2004
Liabilities and shareholders' equity
Liabilities
Current liabilities
Short-term debt	$ 25,000	$ -
Long-term debt due within one year	100,000	160,000
Accounts payable	49,097	75,770
Accrued payroll	4,052	2,693
Accounts payable - affiliate	28,140	18,634
Customer deposits	23,059	22,654
Provision for rate refund	7,927	23,951
Taxes accrued	13,381	16,323
Interest accrued	9,796	9,572
Accumulated deferred fuel	1,386	-
Margin deposits	3,643	-
Other current liabilities	7,229	8,080
Total current liabilities	272,710	337,677
Deferred credits
Accumulated deferred federal and state income taxes, net	371,442	368,846
Accumulated deferred investment tax credits	16,885	17,303
Other deferred credits	105,477	101,621
Total deferred credits	493,804	487,770
Long-term debt, net	475,567	450,552
Total liabilities	1,242,081	1,275,999
Commitments and Contingencies (Note 8)
Shareholders' equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 226,870 and 234,160 shares at March 31, 2005 and December 31, 2004, respectively	22,687	23,416
Deferred compensation related to preferred stock held by ESOP	(2,409)	(4,190)
Total preferred stock not subject to mandatory redemption	20,278	19,226
Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 49,859,159 and 49,667,861 shares at March 31, 2005 and December 31, 2004, respectively	49,859	49,668
Premium on common stock	195,802	194,055
Retained earnings	305,796	308,003
Unearned compensation	(4,778)	(5,733)
Treasury stock, at cost 43,091 and 44,275 shares at March 31, 2005 and December 31, 2004, respectively	(869)	(887)
Accumulated other comprehensive loss	(3,283)	(3,268)
Total common shareholders' equity	542,527	541,838
Total shareholders' equity	562,805	561,064
Total liabilities and shareholders' equity	$ 1,804,886	$ 1,837,063
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2005	2004
Operating activities
Net income	$ 9,441	$ 13,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,461	17,332
Provision for doubtful accounts	375	346
Return on equity investment in investee	8,273	8,658
Income from equity investments	(9,919)	(8,638)
Unearned compensation expense	1,425	(2,076)
Allowance for other funds used during construction	(948)	(842)
Amortization of investment tax credits	(418)	(428)
Net deferred income taxes	4,123	3,145
Deferred fuel costs	4,862	(69)
Cash surrender value of company-/trust-owned life insurance	(66)	(436)
Changes in assets and liabilities:
Accounts receivable, net	(11,736)	5,382
Accounts and notes receivable, affiliate	(1,878)	(13,970)
Unbilled revenue	3,108	4,712
Fuel, materials and supplies inventory	(871)	(240)
Prepayments	945	3,156
Accounts payable	(26,190)	(31,462)
Accounts and notes payable, affiliate	9,507	13,572
Accrued payroll	1,359	1,358
Customer deposits	405	297
Long-term receivable	-	(2,206)
Regulatory assets and liabilities, net	322	832
Other deferred accounts	4,002	11,735
Retainage payable	(40)	(7,463)
Taxes accrued	(2,943)	6,671
Interest accrued	780	(3,332)
Margin deposits	8,802	1,188
Other, net	1,189	1,571
Net cash provided by operating activities	19,370	22,389
Investing activities
Additions to property, plant and equipment	(18,664)	(20,821)
Allowance for other funds used during construction	948	842
Proceeds from sale of property, plant and equipment	57	34
Return of equity investment in investee	5,102	3,642
Investment in cost method investments	(1,385)	-
Cash surrender value of company-/trust-owned life insurance	-	(2,559)
Transfer of cash from restricted accounts	-	10,178
Net cash used in investing activities	(13,942)	(8,684)
Financing activities
Conversion of options to common stock	726	136
Change in short-term debt, net	25,000	(17,750)
Retirement of long-term obligations	(60,000)	(2,460)
Issuance of long-term debt	25,000	-
Change in ESOP trust	1,636	1,753
Dividends paid on preferred stock	(979)	-
Dividends paid on common stock	(11,173)	(10,657)
Net cash used in financing activities	(19,790)	(28,978)
Net decrease in cash and cash equivalents	(14,362)	(15,273)
Cash and cash equivalents at beginning of period	123,787	95,381
Cash and cash equivalents at end of period	$ 109,425	$ 80,108
Supplementary cash flow information
Interest paid	$ 10,482	$ 19,893
Income taxes paid/(received)	$ 7,451	$ (25,827)
Supplementary noncash financing activities
Issuance of treasury stock - LTICP and ESOP plans	$ 15	$ 1,914
Issuance of common stock - LTICP/ESOP/ESPP [1]	$ 1,853	$ 1,648
[1] Amount reported for 2005 includes conversion of preferred stock to common stock of $729
The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

Cleco Power

These unaudited condensed financial statements should be read in conjunction with Cleco Power's Financial Statements and Notes included in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  For more information on the basis of presentation, see "Notes to the Unaudited Condensed Financial Statements - Note 1 - Summary of Significant Accounting Policies - Basis of Presentation."

CLECO POWER

Condensed Statements of Income (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2005	2004
Operating revenue
Electric operations	$ 162,831	$ 149,379
Other operations	7,080	6,861
Affiliate revenue	495	490
Gross operating revenue	170,406	156,730
Electric customer credits	(218)	(721)
Operating revenue, net	170,188	156,009
Operating expenses
Fuel used for electric generation	48,748	30,143
Power purchased for utility customers	50,514	55,109
Other operations	20,349	15,886
Maintenance	8,545	6,974
Depreciation	14,396	14,006
Taxes other than income taxes	9,584	9,216
Total operating expenses	152,136	131,334
Operating income	18,052	24,675
Interest income	612	258
Allowance for other funds used during construction	948	842
Other income	303	65
Other expense	(445)	(535)
Income before interest charges	19,470	25,305
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	7,503	7,646
Allowance for borrowed funds used during construction	(316)	(282)
Total interest charges	7,187	7,364
Income before income taxes	12,283	17,941
Federal and state income taxes	4,674	5,936
Net income	$ 7,609	$ 12,005
The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

Condensed Balance Sheets (Unaudited)

(THOUSANDS)	AT MARCH 31, 2005	AT DECEMBER 31, 2004
Assets
Utility plant and equipment
Property, plant and equipment	$ 1,760,416	$ 1,721,752
Accumulated depreciation	(789,869)	(776,925)
Net property, plant and equipment	970,547	944,827
Construction work in progress	85,000	106,368
Total utility plant, net	1,055,547	1,051,195
Current assets
Cash and cash equivalents	31,554	54,113
Customer accounts receivable (less allowance for doubtful accounts of $647 in 2005 and $506 in 2004)	28,425	34,468
Other accounts receivable	22,991	21,460
Accounts receivable - affiliate	1,533	5,208
Unbilled revenue	14,149	17,256
Fuel inventory, at average cost	21,931	21,132
Material and supplies inventory, at average cost	16,681	16,609
Margin deposits	-	5,159
Risk management assets	8,471	84
Prepayments	2,292	2,897
Accumulated deferred fuel	-	13,997
Accumulated deferred federal and state income taxes, net	4,160	4,247
Cash surrender value of life insurance policies	4,394	4,880
Other current assets	600	464
Total current assets	157,181	201,974
Prepayments	6,543	6,568
Regulatory assets and liabilities - deferred taxes, net	92,131	92,864
Regulatory assets - other	26,713	26,327
Other deferred charges	46,213	46,460
Total assets	$ 1,384,328	$ 1,425,388
Liabilities and member's equity
Member's equity	$ 448,767	$ 453,457
Long-term debt	375,567	350,552
Total capitalization	824,334	804,009
Current liabilities
Short-term debt	25,000	-
Long-term debt due within one year	-	60,000
Accounts payable	45,525	68,630
Accounts payable - affiliate	14,998	8,075
Customer deposits	23,059	22,637
Provision for rate refund	7,927	23,951
Taxes accrued	21,178	20,709
Interest accrued	3,612	7,621
Accumulated deferred fuel	1,386	-
Margin deposits	3,643	-
Other current liabilities	5,645	6,253
Total current liabilities	151,973	217,876
Deferred credits
Accumulated deferred federal and state income taxes, net	339,545	339,060
Accumulated deferred investment tax credits	16,885	17,303
Other deferred credits	51,591	47,140
Total deferred credits	408,021	403,503
Total liabilities and member's equity	$ 1,384,328	$ 1,425,388
The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2005	2004
Operating activities
Net income	$ 7,609	$ 12,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,907	14,509
Provision for doubtful accounts	375	300
Unearned compensation expense	691	(686)
Allowance for other funds used during construction	(948)	(842)
Amortization of investment tax credits	(418)	(428)
Net deferred income taxes	1,657	1,453
Deferred fuel costs	4,862	(69)
Cash surrender value of company-owned life insurance	(110)	(114)
Changes in assets and liabilities:
Accounts receivable, net	(11,887)	1,619
Accounts and notes receivable, affiliate	3,674	14,252
Unbilled revenue	3,108	2,714
Fuel, materials and supplies inventory	(871)	(222)
Prepayments	671	353
Accounts payable	(23,105)	(30,246)
Accounts and notes payable, affiliate	6,325	(20,104)
Accrued payroll	992	931
Customer deposits	423	298
Regulatory assets and liabilities, net	322	832
Other deferred accounts	3,087	7,492
Retainage payable	(40)	-
Taxes accrued	469	10,474
Interest accrued	(3,454)	(3,241)
Margin deposits	8,802	1,189
Other, net	(3)	925
Net cash provided by operating activities	17,138	13,394
Investing activities
Additions to property, plant and equipment	(18,402)	(20,526)
Allowance for other funds used during construction	948	842
Proceeds from sale of property, plant and equipment	57	34
Net cash used in investing activities	(17,397)	(19,650)
Financing activities
Change in short-term debt, net	25,000	-
Retirement of long-term obligations	(60,000)	-
Issuance of long-term debt	25,000	-
Distribution to parent	(12,300)	(11,100)
Net cash used in financing activities	(22,300)	(11,100)
Net decrease in cash and cash equivalents	(22,559)	(17,356)
Cash and cash equivalents at beginning of period	54,113	70,990
Cash and cash equivalents at end of period	$ 31,554	$ 53,634
Supplementary cash flow information
Interest paid	$ 10,482	$ 10,469
Income taxes paid (received)	$ 4,793	$ (2,835)
The accompanying notes are an integral part of the condensed financial statements.

Index to Applicable Notes to the Unaudited Condensed Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Reclassifications	Cleco Corporation and Cleco Power
Note 3	Disclosures about Segments	Cleco Corporation
Note 4	Restricted Cash	Cleco Corporation
Note 5	Equity Investment in Investees	Cleco Corporation
Note 6	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 7	Accrual of Electric Customer Credits	Cleco Corporation and Cleco Power
Note 8	Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 9	Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 10	Debt	Cleco Corporation and Cleco Power
Note 11	Variable Interest Entities	Cleco Corporation
Note 12	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 13	Perryville	Cleco Corporation
Note 14	Discontinued Operations and Dispositions	Cleco Corporation
Note 15	Income Taxes	Cleco Corporation and Cleco Power
Note 16	Deferred Fuel and Purchased Power Costs	Cleco Corporation and Cleco Power
Note 17	Affiliate Transactions	Cleco Corporation

Notes to the Unaudited Condensed Financial Statements

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Through a review of equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of Evangeline, which is considered a variable interest entity.  In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements and begin reporting its investment in Evangeline on the equity method of accounting effective March 31, 2004.  As a result, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Condensed Consolidated Balance Sheet but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline's results of operations are reported as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Income.  For additional information on the deconsolidation of Evangeline, see Note 5 - "Equity Investment in Investees."

The financial results of Perryville and PEH are included in Cleco Corporation's consolidated results through January 27, 2004.  However, generally accepted accounting principles require that any entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements previously were consolidated with those of its parent must be deconsolidated prospectively from the parent and presented on the cost method.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco's results of operations during the reorganization period.  As of March 31, 2005, this investment had a negative cost basis of approximately $35.9 million, which is included in other deferred credits on Cleco Corporation's Condensed Consolidated Balance Sheet.  When Perryville's bankruptcy proceedings are concluded, the subsequent accounting treatment will be determined based upon the applicable facts and circumstances existing at such time, including the terms of any plan of reorganization or liquidation.  For additional information on the deconsolidation of Perryville, see Note 13 - "Perryville."

Basis of Presentation

The condensed consolidated financial statements of Cleco Corporation and Cleco Power have been prepared pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Cleco believes that the disclosures are adequate to make the information presented not misleading.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The unaudited financial information included in the condensed financial statements of Cleco Corporation and Cleco Power reflect all adjustments of a normal recurring nature which are, in the opinion of the management of Cleco Corporation and Cleco Power, as the case may be, necessary for a fair presentation of the financial position and the results of operations for the interim periods.  Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors, and is not indicative necessarily of the results that may be expected for the full fiscal year.

Stock-Based Compensation

At March 31, 2005, Cleco Corporation had two stock-based compensation plans:  the LTICP and the ESPP.  Options or restricted shares of stock, known as non-vested stock as defined by SFAS No. 123, may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.  Substantially all employees, excluding officers and general managers, of Cleco Corporation and its subsidiaries may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement.  APB Opinion No. 25 and related interpretations are applied in accounting for Cleco Corporation's stock-based compensation plans.  Therefore, no stock-based employee compensation is reflected in the Cleco Corporation Condensed Consolidated Statements of Income for the three months ended March 31, 2005, or 2004, other than for restricted stock grants, as all compensatory stock options granted had an exercise price equal to the fair market value of common stock on the date of the grant and ESPP options are considered noncompensatory.

The fair market value of restricted stock as determined on the measurement date is recorded as compensation expense during the service periods, generally three years, in which the restrictions lapse and if obtainment of vesting requirements is probable.  During the three months ended March 31, 2005, Cleco reported pre-tax compensation costs of $1.2 million, including $0.6 million recorded by Cleco Power, for shares of restricted stock granted under the LTICP.  During the three months ended March 31, 2004, Cleco reported a reduction in pre-tax compensation cost of $2.2 million, including $0.7 million recorded by Cleco Power, for shares of restricted stock.  Cleco grants to employees two types of restricted stock with market and performance objectives.  The first type, target shares, can be voted, and employees receive dividends on the shares prior to the lapse of the restrictions.  The second type, opportunity shares, is not issued to employees until the market and performance objectives have been met; therefore, these shares cannot be voted, nor do employees receive dividends on the shares prior to the lapse of the restrictions.  Both types of these grants require the satisfaction of the service requirement, as well as the achievement of one or more market-based or performance-based objectives in order to obtain vesting.  However, if certain events occur, such as retirement after age 55 or termination as part of a plan of reorganization prior to the end of the service period, then employees would vest in a pro-rata number of target and opportunity shares.  At March 31, 2005, the number of target and opportunity restricted shares previously granted for which restrictions had not lapsed totaled 826,492.  Cleco also grants to employees and directors restricted stock with only a service period requirement.  These grants require the satisfaction of a pre-determined service period in order for the shares to vest.  During the vesting period, the employees and directors can vote and receive dividends on the shares.  At March 31, 2005, the number of shares of restricted stock previously granted with only a service period requirement for which the period had not ended was 71,046.

Cleco Corporation is not required to recognize compensation expense for stock options issued pursuant to the LTICP and ESPP but recognizes expense related to restricted stock pursuant to APB Opinion No. 25.

Cleco

Net income and net income per common share for Cleco would approximate the pro forma amounts shown in the following table, if the compensation expense for these plans was recognized in compliance with SFAS No. 123.

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2005	2004
Net income applicable to common stock, as reported	$ 8,966	$ 13,097
Add: stock-based employee compensation expense recognized (reversed) and included in reported
net income applicable to common stock, net of related tax effects	710	(1,329)
Deduct: total stock-based employee compensation expense determined under the fair value based method of all awards, net of related tax effects	509	563
Pro forma net income applicable to common stock	$ 9,167	$ 11,205
Earnings per share:
Basic - as reported	$ 0.18	$ 0.27
Basic - pro forma	$ 0.18	$ 0.23
Diluted - as reported	$ 0.18	$ 0.27
Diluted - pro forma	$ 0.18	$ 0.23

Cleco Power

Net income for Cleco Power would approximate the pro forma amounts in the following table, if the compensation expense for these plans was recognized in compliance with SFAS No. 123.

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2005	2004
Net income, as reported	$ 7,609	$ 12,005
Add: stock-based employee compensation expense recognized (reversed) and included in reported
net income, net of related tax effects	372	(448)
Deduct: total stock-based employee compensation expense determined under the fair value based method of all awards, net of related tax effects	172	198
Pro forma net income	$ 7,809	$ 11,359

The effects of applying SFAS No. 123 in this proforma disclosure are not necessarily indicative of future amounts.  SFAS No. 123 is not applicable to awards prior to 1995.  Cleco Corporation anticipates making awards in the future under its stock-based compensation plans.

Note 2 - Reclassifications

Certain reclassifications have been made to prior period financial statements to conform them to the presentation used in the current year's financial statements.  These reclassifications had no effect on Cleco Corporation's net income applicable to common stock or total common shareholders' equity or Cleco Power's net income or total member's equity.

On May 19, 2004, the FASB issued FSP SFAS No. 106-2 which required companies that provide post-retirement prescription drug benefits which are "actuarially equivalent" to Medicare Part D to reflect the federal subsidy in their calculations of the post-retirement liability and current expense. Cleco adopted this standard effective July 1, 2004, and elected retroactive application to January 1, 2004. The effect of this retroactive application was a reduction in benefit costs, resulting in an increase of $0.2 million in Cleco Corporation's net income applicable to common stock and in Cleco Power's net income for the quarter ended March 31, 2004. Cleco Corporation's condensed consolidated statements of income and Cleco Power's condensed statements of income for the three months ended March 31, 2004, include this retroactive increase.

Note 3 - Disclosures about Segments

Cleco's reportable segments are based on its method of internal reporting, which disaggregates business units by first-tier subsidiary.  Reportable segments were determined by applying SFAS No. 131.  Cleco's reportable segments are Cleco Power, Midstream, and Other.  The Other segment consists of the holding company, a shared services subsidiary, and an investment subsidiary.  The Other segment subsidiaries operate within Louisiana and Delaware.

Each reportable segment engages in business activities from which it earns revenue and incurs expenses.  Segment managers report periodically to Cleco's Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco's Board of Directors.  Each reportable segment prepared budgets for 2005 that were presented to and approved by Cleco's Board of Directors.  The reportable segments exceeded the quantitative thresholds as defined in SFAS No. 131.

The financial results of Cleco's segments are presented on an accrual basis.  Management evaluates the performance of its segments and allocates resources to them based on segment profit and the requirements to implement new strategic initiatives to meet current business objectives.  Material intercompany transactions occur on a regular basis.

SEGMENT INFORMATION FOR THE QUARTER ENDED MARCH 31,

UNALLOCATED
ITEMS,
	CLECO			RECLASSIFICATIONS
2005 (THOUSANDS)	POWER	MIDSTREAM	OTHER	& ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 162,831	$ -	$ -	$ -	$ 162,831
Other operations	7,080	12	60	(1)	7,151
Electric customer credits	(218)	-	-	-	(218)
Affiliate revenue	8	1,493	851	-	2,352
Intercompany revenue	487	-	10,772	(11,259)	-
Operating revenue, net	$ 170,188	$ 1,505	$ 11,683	$ (11,260)	$ 172,116
Depreciation expense	$ 14,396	$ 80	$ 295	$ -	$ 14,771
Interest charges	$ 7,187	$ 3,480	$ 4,491	$ (3,356)	$ 11,802
Interest income	$ 612	$ -	$ 3,703	$ (3,349)	$ 966
Equity income from investees	$ -	$ 9,919	$ -	$ -	$ 9,919
Federal and state income tax expense (benefit)	$ 4,674	$ 1,991	$ (658)	$ (12)	$ 5,995
Segment profit (loss) from continuing operations, net	$ 7,609	$ 2,889	$ (923)	$ -	$ 9,575
Loss from discontinued operations, net of tax	-	(134)	-	-	(134)
Segment profit (loss) (1)	$ 7,609	$ 2,755	$ (923)	$ -	$ 9,441
Additions to long-lived assets	$ 18,402	$ 8	$ 254	$ -	$ 18,664
Segment assets	$ 1,384,328	$ 333,268	$ 632,179	$ (544,889)	$ 1,804,886
(1) Reconciliation of segment profit (loss) to consolidated profit:	Segment profit			$ 9,441
Unallocated items:
	Preferred dividends			(475)
	Net income applicable to common stock			$ 8,966

UNALLOCATED
ITEMS,
	CLECO			RECLASSIFICATIONS
2004 (THOUSANDS)	POWER	MIDSTREAM	OTHER	& ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 149,379	$ -	$ -	$ -	$ 149,379
Tolling operations	-	10,255	-	-	10,255
Other operations	6,861	2	74	(32)	6,905
Electric customer credits	(721)	-	-	-	(721)
Affiliate revenue	-	468	363	-	831
Intercompany revenue	490	11	8,864	(9,365)	-
Operating revenue, net	$ 156,009	$ 10,736	$ 9,301	$ (9,397)	$ 166,649
Depreciation expense	$ 14,006	$ 1,955	$ 249	$	$ 16,210
Interest charges	$ 7,364	$ 8,233	$ 5,012	$ (2,973)	$ 17,636
Interest income	$ 258	$ 49	$ 3,040	$ (2,973)	$ 374
Equity income from investees	$ -	$ 8,658	$ -	$ -	$ 8,658
Federal and state income tax expense (benefit)	$ 5,936	$ 1,406	$ (1,771)	$ (41)	$ 5,530
Segment profit (loss) from continuing operations, net	$ 12,005	$ 2,201	$ (768)	$ -	$ 13,438
Income from discontinued operations, net of tax	-	158	-	-	158
Segment profit (loss) (1)	$ 12,005	$ 2,359	$ (768)	$ -	$ 13,596
Additions to long-lived assets	$ 20,526	$ -	$ 295	$ -	$ 20,821
Segment assets	$ 1,349,109	$ 354,922	$ 618,147	$ (573,532)	$ 1,748,646
(1) Reconciliation of segment profit (loss) to consolidated profit:	Segment profit			$ 13,596
Unallocated items:
	Preferred dividends			(499)
	Net income applicable to common stock			$ 13,097

Note 4 - Restricted Cash

Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At March 31, 2005, and December 31, 2004, $0.1 million of cash was restricted under the Diversified Lands mitigation escrow agreement.  At March 31, 2005, a total of $26.8 million of cash was restricted under various agreements, including $24.7 million under the Evangeline senior secured bond indenture and $2.0 million under an agreement with the lenders for Perryville.  These amounts for Evangeline and Perryville are not included in Cleco Corporation's Condensed Consolidated Balance Sheets at March 31, 2005, due to the deconsolidation of Perryville and Evangeline in 2004.

Note 5 - Equity Investment in Investees

Equity investment in investees represents primarily Midstream's $251.9 million investment in APP, owned 50% by APH and 50% by Calpine; and its $58.9 million investment in Evangeline, owned 100% by Midstream.  Midstream's portion of earnings from APP and Evangeline are included in the equity investments of each company.  APP earned $13.0 million for the three months ended March 31, 2005.  APH receives priority cash distributions and earnings as its consideration for the May 2003 restructuring of the Calpine Tolling Agreements.  Midstream's equity investment earnings from APP were $8.2 million (including $3.5 million of priority earnings) for the three months ended March 31, 2005.  In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its consolidated financial statements effective April 1, 2004.  Equity investment earnings from Evangeline were $1.6 million for the three months ended March 31, 2005.  For the three months ended March 31, 2005, no material earnings or losses were recorded for the other equity investments.

The following table presents the components of Midstream's equity investment in APP.

(THOUSANDS)	AT MARCH 31, 2005
Contributed assets (cash and land)	$ 250,612
Net income (inception to date)	82,408
Capitalized interest and other (inception to date)	19,469
Less: Cash distributions (inception to date)	100,607
Total equity investment in investee	$ 251,882

Midstream's equity, as reported on the balance sheet of APP at March 31, 2005, was $283.0 million.  The difference of $31.1 million between the equity investment in investee of $251.9 million as shown in the table above and Midstream's equity includes $19.5 million of interest capitalized on funds contributed to APP.  It also includes other miscellaneous charges related to the construction of the APP facility, offset by $50.6 million which represents the difference between the accounting treatments used by the partnership entities to record the allocation of termination agreement income.  Cash distributions to date of $100.6 million were used to pay interest and repay principal on debt at Cleco Corporation relating to this investment.  For the three months ended March 31, 2005, APH received $10.6 million of its $14.0 million annual priority cash distributions.  In addition, Cleco has credit support available in the event CES and Calpine fail to fulfill their obligations under either tolling agreement.  Calpine had posted letters of credit totaling $40.0 million as of March 31, 2005.  These letters of credit have various expiration terms, of which $13.0 million will expire on May 9, 2006, $12.0 million will expire on December 31, 2006, and $15.0 million will remain in effect for the duration of the tolling agreements.  The following tables contain unaudited summarized financial information for APP.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Current assets	$ 13,470	$ 13,929
Property, plant and equipment, net	459,166	462,654
Other assets	7,979	7,632
Total assets	$ 480,615	$ 484,215
Current liabilities	$ 8,578	$ 9,070
Partners' capital	472,037	475,145
Total liabilities and partners' capital	$ 480,615	$ 484,215

		AT MARCH 31,
(THOUSANDS)	2005	2004
Total revenue	$ 18,630	$ 19,280
Total operating expenses	5,597	5,553
Other income	10	-
Net income	$ 13,043	$ 13,727

Income tax expense and interest charges recorded on APH's financial statements related to Midstream's 50% ownership interest in APP were $1.7 million and $3.5 million, and $2.0 million and $3.4 million, for the three months ended March 31, 2005, and March 31, 2004, respectively.

The table below presents the components of Midstream's equity investment in Evangeline.

(THOUSANDS)	AT MARCH 31, 2005
Contributed assets (cash)	$ 43,580
Net income (inception to date)	105,174
Less: Cash distributions (inception to date)	89,844
Total equity investment in investee	$ 58,910

The following tables contain unaudited summarized financial information for Evangeline.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Current assets	$ 8,939	$ 17,721
Accounts receivable - affiliate	7,260	5,819
Property, plant and equipment, net	196,947	198,053
Other assets	44,763	42,502
Total assets	$ 257,909	$ 264,095
Current liabilities	$ 8,322	$ 13,334
Accounts payable - affiliate	2,697	2,624
Long-term debt	188,268	191,820
Other liabilities	54,469	53,018
Member's equity	4,153	3,299
Total liabilities and member's equity	$ 257,909	$ 264,095

		AT MARCH 31,
(THOUSANDS)	2005	2004
Operating revenue	$ 9,717	$ 10,191
Operating expenses	2,510	3,101
Depreciation	1,294	1,407
Interest charges	4,398	4,402
Other income	135	59
Other expense	3	4
Federal and state income taxes	-	528
Net income	$ 1,647	$ 808

Income tax expense recorded on Midstream's financial statements related to Midstream's 100% ownership interest in Evangeline was $0.8 million for the three months ended March 31, 2005.

Note 6 - Recent Accounting Standards

Cleco and Cleco Power adopted, or will adopt, the recent accounting standards listed below, if applicable, on their respective effective dates.

On September 30, 2004, EITF No. 04-10 was issued which clarifies the aggregation of segments which do not meet the quantitative thresholds contained in SFAS No. 131.  This consensus allows companies to aggregate segments, which do not meet quantitative thresholds, if the aggregation is consistent with the objective of SFAS No. 131; the segments have similar economic characteristics; and the segments have a majority of several operational and regulatory characteristics.  In November 2004, the effective date of EITF No. 04-10 was changed in order to coincide with the effective date of an in-process FASB Staff Position on determining whether two segments have similar economic characteristics.  The proposed FASB Staff Position, FSP SFAS No. 131-a, was issued March 3, 2005, with the comment period ending April 18, 2005.  The effective date for EITF No. 04-10 will be determined when the FASB issues the final FSP.  Restatement of comparative prior periods is required.  Cleco currently is evaluating the impact of EITF No. 04-10 and the proposed FSP SFAS No. 131-a on the SFAS No. 131 disclosures.

On November 24, 2004, SFAS No. 151 was issued, which requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as a current expense, not as a component of inventory costs.  It also requires a company to use the normal capacity of a production facility in the allocation of fixed production overheads to the costs of conversion.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and will be applied prospectively.  Adoption of this statement is not expected to have a material impact to the financial condition or results of operations of the Registrants.

On December 16, 2004, SFAS No. 123R was issued, which provides expensing and disclosure requirements for stock-based compensation.  This statement will require all equity instruments, including stock options, to be expensed at their fair value and supersedes APB Opinion No. 25 and SFAS No. 123 which allowed companies to use the intrinsic value method.  Currently, Cleco utilizes the intrinsic value method as described in APB Opinion No. 25.  SFAS No. 123R also prohibits reversing previously recognized stock-based compensation expense, if the forfeiture of the instruments was due to the failure of a market-based performance measure.  Most of Cleco's stock-based compensation contains a market-based performance measure.  On April 14, 2005, the SEC extended the effective date of this statement from interim periods beginning after June 15, 2005, to the first fiscal year beginning after June 15, 2005.  For Cleco, the extension means that SFAS No. 123R will be implemented effective January 1, 2006.  Cleco currently expects to choose the modified prospective method of transition which requires a company to recognize compensation expense calculated pursuant to SFAS No. 123R for all non-vested stock-based compensation outstanding on the date of adoption prospectively.  If future stock-based awards and assumptions are consistent with historical awards and assumptions, Cleco expects to record pre-tax compensation expense of approximately $2.6 million annually.  See Note 1 - "Summary of Significant Accounting Policies - Stock-Based Compensation," for additional information concerning Cleco's stock-based compensation.

On December 21, 2004, the FASB issued FSP SFAS No. 109-1 relating to the American Jobs Creation Act of 2004.  This pronouncement requires companies to treat the deduction relating to qualified production activities income, such as electric generation, as a permanent item rather than a rate reduction.  This treatment is estimated to reduce income tax expense for the year 2005 by $0.7 million at Cleco and by $0.5 million at Cleco Power.  The ultimate deduction and effect on income tax expense will depend on a variety of factors such as, but not limited to, the amount of income allocated to production activities and the amount of taxable income.

On March 3, 2005, the FASB issued FIN 46R-5 which provides a clarification to FIN 46R.  When assessing the primary beneficiary of a variable interest entity, a company must consider implicit variable interests along with explicit variable interests.  An implicit variable interest is similar to an explicit interest, except the variability is indirectly absorbed or received, for instance through a third party, rather than directly from the variable interest entity.  FIN 46R-5 is effective in the first reporting period beginning after March 3, 2005.  Cleco currently is evaluating the impact of this pronouncement.

On March 30, 2005, the FASB issued FIN 47 which is an interpretation of SFAS No. 143.  FIN 47 requires entities with an asset retirement obligation which is conditional on a future event to record an asset retirement obligation, even if the event has not yet occurred.  The obligation to perform the asset retirement is unconditional even though uncertainty exists as to the timing and method of settlement due to the existence of a conditional event.  This interpretation is effective for fiscal years ending after December 15, 2005.  Retrospective application for the year 2005 interim periods is permitted but not required.  Additional recognition of obligation caused by the adoption of FIN 47 will be recorded as a cumulative effect due to a change in accounting principle.  Cleco currently is evaluating the impact of FIN 47.

Note 7 - Accrual of Electric Customer Credits

Cleco's reported earnings for the three months ended March 31, 2005, and 2004, reflect accruals of $0.2 million and $0.7 million, respectively, within Cleco Power for electric customer credits that are expected to be required under terms of an earnings review settlement reached with the LPSC in 1996.

The 1996 LPSC settlement, subsequent amendments, and an approved one-year extension, set Cleco Power's rates until September 30, 2005.  The subsequent amendments and one-year extension have not changed the terms of the original 1996 settlement.  As part of the settlement, Cleco Power is allowed to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity are credited to customers.  This effectively allows Cleco Power the opportunity to realize a regulatory rate of return up to 12.625%.  The amount of credits due customers, if any, is determined by the LPSC annually based on results for each 12-month period ended September 30.  The 1996 LPSC settlement provides for such credits to be made on customers' bills the following summer.

The LPSC has not yet issued its preliminary report for the cycles ended September 30, 2002, 2003, or 2004, for which Cleco Power has made the requisite filings.  The filings for the cycles ended September 30, 2002, and 2003, also were pending final settlement of the fuel and trading practices audit and settlement of a related lawsuit filed in St. Landry Parish.  The fuel audit settlement has been approved by the LPSC and the related St. Landry Parish lawsuit was dismissed at a settlement hearing on November 15, 2004.  Cleco Power anticipates the completion of the reviews for the cycles ended September 30, 2002, 2003, and 2004 by the third quarter of 2005.

As stated above, the current rate stabilization plan sets Cleco Power's allowed return on equity until September 30, 2005.  Possible future rate stabilization plan options include seeking a short-term extension, combining an extension request with a generation certificate of public convenience and necessity application, seeking a new rate case, or allowing the current plan to expire and continuing under current rates until the LPSC orders a review of Cleco Power's rates.  Management is unable to predict what Cleco Power's allowed return on equity will be after September 30, 2005.

Cleco Power's Balance Sheets at March 31, 2005, and December 31, 2004, reflect accruals of $10.3 million and $25.9 million, respectively, for estimated electric customer credits relating to the 12-month cycles ended September 30, 2002, through September 30, 2005 and the fuel audit.  The $15.6 million decrease was primarily the result of a refund of $16.0 million of credits to customers relating to the settlement of the fuel audit, offset partially by additional accruals recorded for the current rate stabilization plan period.  Of the $10.3 million of customer credits recorded at March 31, 2005, $7.9 million of credits relate to the 12-month cycles ended September 30, 2002, through September 30, 2004, are reported under the line provision for rate refund on Cleco's Condensed Consolidated Balance Sheet, and reflect amounts due currently.  The remaining $2.4 million of customer credits recorded at March 31, 2005, are reported under the line item other deferred credits on Cleco's Condensed Consolidated Balance Sheet and are not currently due.  Of the $25.9 million of customer credits recorded at December 31, 2004, $23.9 million of credits are reported under the line item provision for rate refund on Cleco's Condensed Consolidated Balance Sheet, $7.9 million relate to the 12-month cycles ended September 30, 2002, through September 30, 2004, and $16.0 million relate to the fuel audit, and reflect amounts due currently.  The remaining $2.0 million of customer credits recorded at December 31, 2004, are reported under the line item other deferred credits on Cleco's Condensed Consolidated Balance Sheet, and are not currently due.

All customer credits were recorded as a reduction in revenue due to the nature of the credits.  The accruals are based upon the original 1996 settlement, the resolution of the fuel audit and annual issues as agreed between Cleco and the LPSC, and Cleco's assessment of issues that remain outstanding.

Note 8 - Litigation and Other Commitments and Contingencies

Securities Litigation

On November 22, 2002, a lawsuit was filed in the Ninth Judicial District Court, Parish of Rapides, State of Louisiana, on behalf of a class of persons or entities who purchased Cleco Corporation's common stock during a specified period of time, hereinafter referenced as the Class Period.  Cleco Corporation refers to this lawsuit as the Securities Litigation.  In the Securities Litigation, the plaintiff alleges that Cleco Corporation issued a number of materially false and misleading statements during the Class Period, among other purposes, in order to cause the price of Cleco Corporation's stock to rise artificially.  The plaintiff alleges that, during the Class Period, Cleco Corporation failed to disclose the existence of the round-trip trades that Cleco Corporation disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.  The plaintiff also alleges that Cleco Corporation's financial information was not prepared in conformity with generally accepted accounting principles during the Class Period.  Cleco Corporation removed the lawsuit to the United States District Court for the Western District of Louisiana.  In May 2003, the lawsuit was dismissed without prejudice, allowing the plaintiff to re-file the lawsuit subject to certain stipulations and restrictions.  On November 12, 2003, the plaintiff again filed suit in the Ninth Judicial District Court, Parish of Rapides, State of Louisiana.  Cleco Corporation again removed the suit to the United States District Court for the Western District of Louisiana and moved that the suit be dismissed pursuant to federal law.  On March 19, 2004, the United States District Court heard oral arguments on Cleco Corporation's Motion to Dismiss and the plaintiff's Motion to Remand.  On April 9, 2004, the court denied the plaintiff's Motion to Remand and granted Cleco Corporation's Motion to Dismiss, dismissing this matter with prejudice.  The plaintiff filed an appeal with the

United States Fifth Circuit Court of Appeals (the Appellate Court) on May 14, 2004.  On March 14, 2005, the Appellate Court affirmed the district court's dismissal of the lawsuit.  The plaintiff has failed to ask the Appellate Court for a rehearing.  The plaintiff's sole remaining course of action is to request review of the case by the U.S. Supreme Court.

On April 18, 2003, a Shareholder's Derivative Complaint was filed by a shareholder of Westar, in the United States District Court for the District of Kansas.  The defendants named in the complaint were Westar, its Board of Directors, its former Chief Executive Officer, President and Chairman, and Cleco Corporation.  The complaint alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and, in addition, breaches of fiduciary duties owed to Westar, and/or for aiding and abetting such breaches.  The complaint asserted that Cleco Corporation aided and abetted the director defendants' breaches of fiduciary duties by engaging in round-trip trades with Westar.  The complaint sought the award of unspecified compensatory damages against the defendants and the plaintiff's costs and disbursements of the lawsuit.  The complaint was amended, but the claims against Cleco Corporation did not change substantively.  On April 15, 2005, Westar announced that it had agreed in principle to settle all matters of the lawsuit, including any claims involving Cleco.  The agreement in principle had no impact on Cleco's financial condition, results of operations, or cash flows.

Other Litigation

Cleco is involved in regulatory, environmental, and legal proceedings before various courts, regulatory commissions, and governmental agencies regarding matters arising in the ordinary course of business.  Some of these proceedings, such as fuel review and environmental issues, could involve substantial amounts.  In several lawsuits, Cleco has been named as a defendant by individuals who claim injury due to exposure to asbestos while working at sites in central Louisiana.  Most of the claimants were workers who participated in the construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by Cleco.  Cleco's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  Cleco's management believes that the disposition of these matters will not have a material adverse effect on the Registrants' financial condition, results of operations, or cash flows.

Off-Balance Sheet Commitments

Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation's subsidiaries and equity investees (affiliates).  Cleco Corporation entered into these off-balance sheet commitments in order to entice desired counterparties to contract with its affiliates by providing some measure of credit assurance to the counterparty in the event Cleco's affiliates do not fulfill certain contractual obligations.  If Cleco Corporation had not provided the off-balance sheet commitments, the desired counterparties may not have contracted with Cleco's affiliates, or may have contracted with them at terms less favorable to its affiliates.

The off-balance sheet commitments are not recognized on Cleco's Condensed Consolidated Balance Sheets because it has been determined that Cleco's affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce the amount of the credit facility available to Cleco Corporation by an amount defined by the credit facility.  The following table shows off-balance sheet commitments grouped by the affiliate on whose behalf each commitment was made.  The table also shows the face amount of the commitment, applicable reductions, the resulting net amount of the commitment, and associated reductions in Cleco Corporation's ability to draw on its credit facility at March 31, 2005.  A discussion of the off-balance sheet commitments is detailed in the explanations following the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco's financial condition.

				AT MARCH 31, 2005
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION'S
SUBSIDIARIES/AFFILIATES (THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation guarantee issued to Entergy companies for performance obligations of Perryville	$ 277,400	$ -	$ 277,400	$ 328
Cleco Corporation obligation under Perryville's debt service reserve	7,352	6,871	481	481
Cleco Corporation guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Cleco Corporation obligations under standby letter of credit issued to Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Cleco Corporation guarantee issued to Central Mississippi Generating Co. on behalf of Attala	6,688	-	6,688	6,688
Cleco Power obligations under standby letter of credit issued to Louisiana Department of Labor	525	-	525	-
Cleco Power obligations under Lignite Mining Agreement	20,489	-	20,489	-
Total	$ 328,854	$ 6,871	$ 321,983	$ 23,897

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale.  The aggregate guarantee of $277.4 million is limited based on the following amounts and events:  (i) $42.4 million relating to the Power Purchase Agreement, other ancillary agreements, and certain pre-closing liabilities associated with the Sale

Agreement; and (ii) $235.0 million with respect to the Sale Agreement arising from Perryville's failure to pay, perform, or discharge the Senior Loan Agreement debt, Subordinated Loan Agreement debt and any other liabilities arising from the Senior Loan Agreement.  The $235.0 million portion of the guarantee described above is reduced to $100.0 million when the Senior Loan Agreement is paid.  In addition, if the Perryville and PEH Bankruptcy Court enters an order terminating the automatic stay, Entergy Louisiana would have the right to terminate the sale transaction and would be entitled to liquidated damages of $10.0 million from Perryville.  These potential liquidated damage obligations have been guaranteed by Cleco Corporation, in the event they are not paid by Perryville, and are included in the $42.4 million portion of the guarantee described above.  The $0.3 million reduction in the available credit was determined in accordance with Cleco's credit facilities' definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith if the total amount of indebtedness outstanding, including such contingent obligations, exceeds certain thresholds.  This required an estimate of the probability, amount and timing of a payment by Cleco pursuant to this guarantee.

If Perryville is unable to make principal payments to its lenders, Cleco Corporation will be required to pay up to $0.5 million on behalf of Perryville under a cash collateral order issued by the Perryville and PEH Bankruptcy Court.  As of March 31, 2005, Cleco Corporation had paid the quarterly principal payments due by Perryville in the amount of $6.9 million as required by the Perryville and PEH Bankruptcy Court.  In addition, if Cleco Corporation's long-term senior unsecured debt is rated below BBB- by Standard & Poor's or Baa3 by Moody's, Cleco Corporation will be required to post a letter of credit in an amount up to $0.5 million.  For information on the cash collateral order, bankruptcy filings of the Mirant Debtors, Perryville and PEH, and their related impacts on the Senior Loan Agreement, see Note 13 - "Perryville."

In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of the disposal groups of Cleco Energy for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million.  As a result of a recently filed lawsuit (related to the price charged for natural gas sales) against Cleco Energy and the purchaser of Cleco Energy's assets, the purchaser has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed.  Cleco is investigating the claim and can not currently estimate the outcome. For information on the sale of Cleco Energy's assets, see Note 14 - "Discontinued Operations and Dispositions."

If Evangeline fails to perform certain obligations under its tolling agreement, Cleco Corporation will be required to make payments to the Evangeline Tolling Agreement counterparty.  Cleco Corporation's obligation under the Evangeline commitment is in the form of a standby letter of credit from investment grade banks and is limited to $15.0 million.  Ratings triggers do not exist in the Evangeline Tolling Agreement.  Cleco expects Evangeline to be able to meet its obligations under the tolling agreement and does not expect Cleco Corporation to be required to make payments to the counterparty.  However, under the covenants associated with Cleco Corporation's credit facility, the entire net amount of the Evangeline commitment reduces the amount that can be borrowed under the credit facility.  The letter of credit for Evangeline is expected to be renewed annually until 2020.

On March 16, 2005, Cleco Corporation issued a guarantee to Central Mississippi Generating Company LLC for Attala's obligations and liabilities under the purchase and sale agreement between Central Mississippi Generating Company LLC and Attala providing for the acquisition by Attala of transmission assets, including Attala's obligations to pay the purchase price for the assets and to indemnify the seller.  The maximum amount payable under the guarantee is $6.7 million (subject to certain purchase price adjustments).

The State of Louisiana allows employers of certain financial net worth to self insure their workers' compensation benefits. In order to self insure, Cleco Power applied to the Louisiana Office of Workers' Compensation for a certificate of self-insurance.  The State of Louisiana required Cleco Power to post a $0.5 million letter of credit as surety in an amount equal to 110 percent of the average losses over the previous three years.

As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner's loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At March 31, 2005, Cleco Power's 50% exposure for this obligation was approximately $20.5 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.

The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	4-5 YEARS	5 YEARS
Guarantees	$ 306,458	$ 284,569	$ -	$ 1,400	$ 20,489
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$ 321,983	$ 285,094	$ -	$ 1,400	$ 35,489

CES

In a series of written notices commencing in May 2004, CES notified APP that CES was invoking certain rights regarding dispute resolution under the Calpine Tolling Agreements between CES and APP and requested that APP conduct a simultaneous capacity test of both Power Blocks of the APP electric generation facility in the manner specified within the notices.  CES notified APP that it may withhold up to one-half of the monthly payments due APP under the Calpine Tolling Agreements and may take other action, including, without limitation, (i) unwinding Calpine's interest in APP, (ii) terminating the Calpine Tolling Agreements, (iii) asserting claims against Cleco Power for allegedly flawed interconnection studies, and/or (iv) seeking reimbursement for the alleged overpayment of capacity fees from August 2003.  CES indicated that the dispute is primarily based upon transmission constraints that, according to allegations by CES, limit the ability of CES to deliver APP's capacity and energy to the wholesale market.  On September 27, 2004, CES sent a letter to APP claiming to be a notice of default under the Calpine Tolling Agreements.  In the letter, CES claimed that APP's refusal to conduct the requested simultaneous capacity test was a default under the Calpine Tolling Agreements.  Although CES did not expressly so state, Cleco believed that CES might attempt to use the test results as an alleged basis to reduce its monthly payments to APP under the Calpine Tolling Agreements.  APP performed the requested simultaneous test under protest on October 12, 2004, while reserving all of its rights to assert that such capacity test is not required by the testing provisions of the Calpine Tolling Agreements and does not entitle CES to any reduction in its monthly capacity payments to APP.  Standard capacity test results were comparable to previous tests and were within the parameters of the Calpine Tolling Agreements.  Supplemental capacity testing was suspended due to a minor mechanical problem with one of the Power Blocks.  Since the test, CES has sent letters to Cleco Corporation, Cleco Power and APP requesting that each entity maintain, preserve and in some instances, produce records specified in the letters relating to the test.  The Calpine Tolling Agreements allow CES and APP the right, under current conditions, to require up to four capacity tests in any given contract year.  Cleco can give no assurance as to the results of any such testing in the future.  Through April 2005, CES has continued to remit full payment (other than the periodic withholding of disputed billing amounts) of the monthly tolling fees to APP.

On March 8, 2005, APP received a letter from CES requesting a refund of approximately $2.3 million.  CES claims natural gas metering errors have caused errors in calculating the heat rate performance of APP's facility from January 2003 through July 2004.  During APP's review of the CES claims, a related and possible equivalent electric metering error, which also affects the heat rate calculation, in favor of APP was discovered.  APP is reviewing all related information, including its electric interconnection agreement with Cleco Power.  APP plans to resolve this dispute, including a refund if necessary, in 2005.  APP has not recorded a contingent liability related to this matter.  Cleco Corporation's 50% share of such cost, and the timing of any accrual that APP may be required to make in connection with this matter cannot be estimated at this time.

Under the Calpine Tolling Agreements, binding arbitration is a means of resolving the dispute.  In letters dated April 12, 2005 and May 3, 2005, CES informed APH that they intend to initiate binding arbitration proceedings pursuant to the Calpine Tolling Agreements, unless resolution of matters described in the letters can be reached.  The letters state that CES intends to invoke arbitration under the Calpine Tolling Agreements due to the failure of meetings between senior officers of APP and CES to produce resolution of issues regarding transmission constraints that, according to CES's allegations, limit its ability to deliver APP's capacity and energy to the wholesale market and impact reservation and fixed operations and maintenance payments under the Calpine Tolling Agreements.  Under the Calpine Tolling Agreements, which contain procedures regarding arbitration, the arbitrator is to be selected by APP and CES.  As of the date of this filing, CES has not invoked arbitration.

If CES were to fail to perform its obligations under the tolling agreements, it could have a material adverse impact on Cleco's results of operations, financial condition and cash flow.  In addition, APP may not be able to enter into agreements in replacement of the existing tolling agreements on terms as favorable as its existing agreements or at all.

SESCO

In October 2003, the Texas Commission on Environmental Quality notified Cleco Power that it had been identified as a PRP for the SESCO facility in San Angelo, Texas.  The facility operated as a transformer repair and recycling facility from the 1930s until 2003, and both soil and groundwater contamination exist at the site and in surrounding areas.  Based on initial available information, Cleco Power accrued a minimal amount for its potential liability for the site in November 2003.  The investigation of SESCO's historical records is still ongoing.  Additional work is being conducted by a group of PRPs, including Cleco Power, at the direction of the Texas Commission of Environmental Quality to maintain the site and to identify additional PRPs.  It is likely that Cleco Power together with other PRPs will be required to contribute to the past and future cost of the investigation and remediation of the site.  The ultimate cost of remediation of the site, Cleco Power's share of such cost, and the timing of any additional accrual that Cleco Power may be required to make in connection with this matter cannot be estimated at this time.  However, management believes that the outcome of the site remediation will not have a material adverse impact on the Registrants' financial condition, results of operations, or cash flows.

EPA

In February 2005, Cleco Power received notices from the EPA requesting certain information relating to the Rodemacher Power Station and the Dolet Hills Power Station as authorized by Section 114 of the Clean Air Act.  The apparent purpose of the investigation is to determine whether Cleco Power has complied with applicable NSR and New Source Performance Standards requirements in connection with capital expenditures, modifications, or operational changes Cleco Power has made at these facilities.  Cleco Power has completed its response to the initial data request.  It is unknown at this time when the EPA will take further action, if any, as a result of the information to be provided by Cleco Power and if any such action would have a material adverse impact on the Registrants' financial condition, results of operations, or cash flows.

Other Contingencies

The capacity and energy contract between Cleco Power and Williams stipulates that Cleco Power must provide additional security in the event of certain Cleco Power ratings triggers.  These Cleco Power triggers include: ratings downgrade below investment grade, negative credit watch for possible downgrade below investment grade, failure to make required payments, and failure to maintain a certain debt-to-equity ratio.  The amount of the additional security required to be provided by Cleco Power to Williams in the event of a Cleco Power ratings trigger is $5.0 million under this contract.  The capacity and energy contract between Cleco Power and Williams expires on December 31, 2005.

The City of Alexandria, Louisiana (a current municipal customer of Cleco Power) has requested an audit of certain transactions to determine if it has been invoiced properly pursuant to the contractual arrangements for sales made to the city and revenue derived from city generating facilities.  The City of Alexandria and Cleco have not yet agreed on the procedure by which the audit will be conducted.  Management believes that the resolution of this audit will not have a material adverse impact on the Registrants' financial condition, results of operations, or cash flows.

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

Risks and Uncertainties

Cleco

Cleco Corporation could be subject to possible adverse consequences if any of Cleco's remaining counterparties fail to perform their obligation under their respective tolling agreements or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.  Cleco's remaining tolling counterparties are Williams and CES.  The following list is not all-inclusive, but represents examples of possible adverse consequences resulting from the nonperformance of Cleco's tolling counterparties and certain defaults resulting from noncompliance with debt covenant agreements or bond indentures:

  Cleco's financial condition and results of operations may be adversely affected by the tolling counterparties' failure to pay amounts due to Cleco and may not be consistent with historical and projected results.

  Cleco may not be able to enter into agreements in replacement of its existing tolling agreements on terms as favorable as their existing agreements or at all.

  Cleco would be required to test any long-lived generation asset for impairment if the tolling counterparty defaulted under the related tolling agreement.  If Cleco determined that an impairment existed, the asset would be written down to its fair market value, which could materially adversely affect Cleco's results of operations and financial condition.

  Possible acceleration of Cleco's project-level debt, in particular under provisions of the bonds issued by Evangeline, the bondholders have the right to demand the entire outstanding principal amount ($194.8 million at March 31, 2005) and interest to be immediately due and payable upon a default under the Evangeline Tolling Agreement.  As of March 31, 2005, Cleco was not aware of any such default by Williams.  If the bondholders were to exercise this right, Evangeline might, among other things, refinance the bonds, pay off the bonds with other borrowings or the proceeds of issuances of additional debt, or cause Evangeline to seek protection under federal bankruptcy laws.  In addition, the trustee of the bonds could foreclose on the mortgage and assume ownership of the plant.  Any alternative financing would likely be on less favorable terms than the existing terms.  The bonds issued by Evangeline are nonrecourse to Cleco Corporation.

The outstanding amount ($126.2 million at March 31, 2005) due under the Senior Loan Agreement related to the Perryville facility was deemed accelerated upon the bankruptcy filings by Perryville and PEH.  As a result of the bankruptcy cases and by virtue of the automatic stay under the U.S. Bankruptcy Code, the lenders' ability to exercise their remedies under the Senior Loan Agreement, including, but not limited to, their ability to foreclose on the mortgage or assume ownership of the Perryville facility, are significantly limited and would require approval of the Perryville and PEH Bankruptcy Court.  For additional information on the Senior Loan Agreement and bankruptcy filings, see Note 13 - "Perryville."

If the pending sale of the Perryville power station to Entergy Louisiana were not to be consummated by December 31, 2005, the Power Purchase Agreement would terminate.  If this were to occur, Cleco would need to seek an alternative purchaser of the facility or its generation, or allow Perryville and PEH's Senior Loan Agreement and other obligations to be resolved in their bankruptcy proceedings. Any of these alternatives could result in Cleco receiving significantly less value for the Perryville Power Station and its generation than anticipated, as well as possibly cause Cleco to record additional losses on its investment and under certain circumstances require Cleco to pay $10.0 million in liquidated damages to Entergy Louisiana.  For additional information on the pending sale of the Perryville power station, see Note 13 - "Perryville."

Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions.  Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, Cleco Corporation's credit rating, the credit rating of Cleco Corporation's subsidiaries, the cash flows from routine operations and the credit ratings of project counterparties.  If Cleco Corporation's credit rating were to be downgraded by Moody's or by Standard & Poor's, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.

Cleco Power

Cleco Power supplies a portion of its customers' electric power requirements from its own generation facilities.  In addition to power obtained from power purchase agreements, Cleco Power purchases power from other utilities and marketers to supplement its generation at times of relatively high demand or when the purchase price of power is less than its own cost of generation.  Because of its location on the transmission grid, Cleco Power relies on one main supplier of electric transmission, and at times constraints limit the amount of purchased power it can deliver into and/or through its system.

Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions.  Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, Cleco Corporation's credit rating, Cleco Power's credit rating, the cash flows from routine operations and the credit ratings of project counterparties.  If Cleco Power's credit rating were to be downgraded by Moody's or by Standard & Poor's, Cleco Power would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.

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

Guarantees and indemnifications were issued in connection with the asset sales of Cleco Energy's oil and gas properties and natural gas pipelines.  These guarantees and indemnifications fall within the recognition scope of FIN 45 because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The potential liabilities expire either after a two- or five-year life.  Each indemnification and guarantee was assigned probabilities and estimates of potential damages.  The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million.  The discounted probability-weighted liability under the guarantees and indemnifications as of March 31, 2005, was $0.1 million.  The buyers of the Cleco Energy assets would be entitled to amounts under the guarantees and indemnifications due to breach or default of performance of Cleco Energy under their respective sale agreements.  Cleco Corporation has guaranteed Cleco Energy's indemnification obligations under the sale agreements.  Maximum potential payments under the Cleco Corporation guarantees are $1.4 million but are not within the recognition scope of FIN 45.  For additional information on the sales of Cleco Energy assets, see Note 14 - "Discontinued Operations and Dispositions."

In its bylaws, Cleco Corporation has agreed to indemnify directors, officers, agents and employees who are made a party to a pending or completed suit, arbitration, investigation, or other proceeding whether civil, criminal, investigative or administrative if the basis of inclusion arises as the result of acts conducted in the discharge of their official capacity.  Cleco Corporation has purchased various insurance policies to reduce the risks associated with the indemnification.  In its Operating Agreement (Operating Agreement of Cleco Power LLC, dated December 13, 2000, amended October 24, 2003), Cleco Power provides for the same indemnifications as described above with respect to its managers, officers, agents and employees.

Cleco Corporation has issued guarantees and a letter of credit to support the activities of Perryville, Attala and Evangeline.  These commitments are not within the scope of FIN 45, since these are guarantees of performance by wholly owned subsidiaries.  For information regarding these commitments, see Note 8 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

For information on the Lignite Mining Agreement entered into by Cleco Power and SWEPCO, see Note 8 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

Generally, neither Cleco Corporation nor Cleco Power has recourse that would enable them to recover amounts paid under the guarantees.  The one exception is the insurance contracts associated with the indemnifications issued to directors, managers, officers, agents and employees.  There are no assets held as collateral for third parties that either Cleco Corporation or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees.

Note 10 - Debt

Cleco

At March 31, 2005, Cleco had $50.0 million of outstanding new debt, $25.0 million of which was short-term and $25.0 million of which was long-term, with a weighted average interest rate of 3.6125%.  At December 31, 2004, Cleco had no outstanding short-term debt.

Cleco Power

At March 31, 2005, Cleco Power had outstanding new debt of $50.0 million, $25.0 million of which was short-term and $25.0 million of which was long-term, with a weighted average interest rate of 3.6125% compared to no outstanding short-term debt at December 31, 2004.  On March 15, 2005, Cleco Power redeemed $60.0 million of First Mortgage Bonds, Series X, 9.5% at maturity.

Credit Facilities

Cleco has two separate revolving credit facilities, one for Cleco Corporation and one for Cleco Power, totaling $275.0 million.

On April 25, 2005, Cleco Corporation entered into a revolving five-year credit facility totaling $150.0 million.  The commitment fees for this facility are based upon Cleco Corporation's highest unsecured debt ratings and are currently 0.20%.  This facility provides for working capital and other needs.  If Cleco Power defaults under the Cleco Power facility, then Cleco Corporation would be considered in default under the Cleco Corporation facility.  Off-balance sheet commitments entered into by Cleco with third parties for certain types of transactions between those parties and Cleco's subsidiaries, other than Cleco Power, reduce the amount of credit available to Cleco Corporation under the facility by an amount equal to the stated or determinable amount of the primary obligation.

On April 25, 2005, Cleco Power entered into a revolving five-year credit facility totaling $125.0 million.  This facility will provide for working capital and other needs.  Commitment fees are based upon Cleco Power's highest unsecured debt rating and are currently 0.125%.

Note 11 - Variable Interest Entities

Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Through a review of contracts, equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of Evangeline, which is considered a variable interest entity.

In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements and begin reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline are no longer reported on Cleco Corporation's Condensed Consolidated Balance Sheets, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline's results of operations are reported as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Income.

Since its inception, Cleco has had 100% ownership and voting interest of Evangeline.  All of the capacity and output of the power plant has been tolled to Williams which pays Evangeline certain fixed and variable amounts.  At March 31, 2005, Evangeline had assets with a book value of approximately $257.9 million and liabilities of $253.8 million.  For the three months ended March 31, 2005, Evangeline had operating revenue of $9.7 million and operating expenses (including depreciation) of $3.8 million.  Cleco's current assessment of its maximum exposure to loss at March 31, 2005, consists of its equity investment of $58.9 million.

Note 12 - Pension Plan and Employee Benefits

Most employees are covered by a noncontributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation's policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service's full funding limitation.  No contributions to the pension plan were made for the three months ended March 31, 2005.  Currently, a contribution required by funding regulations is not expected during 2005.  A discretionary contribution may be made during 2005; however, the decision to make a contribution and the amount, if any, has not been determined.  Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.

Cleco Corporation's retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these benefits during the periods in which the benefits are earned.

The components of net periodic pension and other benefit cost for the three months ended March 31, 2005, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2005	2004	2005	2004
Components of periodic benefit costs
Service cost	$ 1,756	$ 1,598	$ 654	$ 596
Interest cost	3,364	3,218	594	589
Expected return on plan assets	(4,595)	(4,356)	-	-
Amortization of transition obligation (asset)	-	(9)	-	98
Prior period service cost amortization	246	246	(188)	-
Net loss amortization	287	68	304	191
Net periodic benefit cost	$ 1,058	$ 765	$ 1,364	$ 1,474

Certain key executives and key managers are covered by a SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available.  Cleco

Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay SERP participants' life insurance benefits, as well as future SERP payments.  However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  No contributions to the SERP were made during the three months ended March 31, 2005, and 2004.  Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.

The components of the net SERP cost are as follows:

		SERP BENEFITS
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2005	2004
Components of periodic benefit costs
Service cost	$ 261	$ 210
Interest cost	318	325
Prior period service cost amortization	13	13
Net loss amortization	131	154
Net periodic benefit cost	$ 723	$ 702

Most employees are eligible to participate in a 401(k) savings and investment plan.  Cleco Corporation makes matching contributions to 401(k) Plan participants by allocating shares of convertible preferred stock held by the ESOP.  Compensation expense related to the 401(k) Plan is based upon the value of shares of preferred stock allocated to ESOP participants and the amount of interest incurred by the ESOP, less dividends on unallocated shares held by the ESOP.  At March 31, 2005, and 2004, the ESOP had allocated to employees 191,248 and 184,100 preferred shares, respectively.

The table below contains information about the 401(k) Plan and the ESOP:

FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2005	2004
401(k) Plan expense	$ 202	$ 145
Dividend requirements to ESOP on convertible preferred stock	$ 484	$ 525
Interest incurred by ESOP on its indebtedness	$ 45	$ 88
Company contributions to ESOP	$ -	$ -

Note 13 - Perryville

Background

Perryville owns and operates a 718-MW natural gas-fired power plant near Perryville, Louisiana.  The Perryville facility consists of approximately 562 MW of combined-cycle capacity and approximately 156 MW of peaking capacity.  In July 2001, Perryville began operating under the Perryville Tolling Agreement, a 21-year capacity and energy sale agreement for use of Perryville's entire capacity, with MAEM, a subsidiary of Mirant.  Under the terms of the Perryville Tolling Agreement, MAEM had the right to supply natural gas to fuel the Perryville facility, and it was exclusively entitled to all of the capacity and energy output from the facility.  Perryville was obligated to provide energy conversion services, within specified performance parameters, when requested by MAEM.  The agreement required MAEM to pay Perryville various capacity reservation and fixed operations and maintenance fees, the amounts of which depended upon the type of capacity and ultimate performance achieved by the facility.  In addition to the capacity reservation and fixed operating and maintenance payments from MAEM, Perryville was entitled to collect and MAEM was obligated to pay amounts associated with variable operating and maintenance expenses based on MAEM's dispatch of the facility under the Perryville Tolling Agreement.  Payments received from MAEM under the Perryville Tolling Agreement were Perryville's only source of revenue.  Mirant and MAI provided limited guarantees that supported MAEM's obligations under the Perryville Tolling Agreement.

Mirant Bankruptcy and MAEM's Rejection of the Perryville Tolling Agreement

On July 14, 2003, the Mirant Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Mirant Debtors Bankruptcy Court.  On August 29, 2003, the Mirant Debtors filed a motion with the U.S. Bankruptcy Court pursuant to section 365 of the U.S. Bankruptcy Code seeking authority to reject the Perryville Tolling Agreement.  The Mirant Debtors have asserted that the Perryville Tolling Agreement was rejected as of September 15, 2003.  Upon the rejection of the Perryville Tolling Agreement, MAEM's rights and obligations under such agreement were terminated.

Perryville Tolling Agreement Administrative Expense and Damage Claims

Upon MAEM's rejection of the Perryville Tolling Agreement, MAEM's rights and obligations under this agreement were terminated.  On December 3, 2003, Perryville filed a motion in the Mirant Debtors Bankruptcy Court seeking allowance and immediate payment of an administrative expense claim in the amount of approximately $7.2 million.  This administrative expense claim arises out of post-petition services performed by Perryville under the Perryville Tolling Agreement prior to its rejection by MAEM.  Currently, there is no hearing date scheduled with respect to this claim, and Perryville's motion is still pending before the Mirant Debtors Bankruptcy Court.  On December 15, 2003, Perryville filed damage claims against MAEM due to the rejection of the Perryville Tolling Agreement and against Mirant and MAI under their respective limited guarantees.  During 2004, the Mirant Debtors filed various objections to the damage claims asserted by Perryville.  In these objections, the Mirant Debtors requested that the Mirant Debtors Bankruptcy Court disallow, or in the alternative, reduce the unpaid amounts owed to Perryville.  In July 2004, the Mirant Debtors Bankruptcy Court approved a Mediation and Abatement Order stipulating the provisions for selection of a mediator, as well as a tentative schedule for mediation.  Mediation was conducted in August 2004, using a neutral party to facilitate negotiations of all damage claims.  The mediation terminated without reaching a settlement on any of the damage claims.  In November 2004, the Mirant Debtors Bankruptcy Court approved a scheduling order to litigate Perryville's administrative expense claim and MAEM claim.

Discovery exchange and pre-trial efforts for both parties for the administrative expense and the MAEM claim were completed in late February 2005.  The efforts provided for exchange of information between the Mirant Debtors and Perryville and for proceeding with expert and other witness depositions or rebuttals.

On March 18, 2005, Perryville and the Mirant Debtors reached an agreement in principle to settle all claims related to the rejection of the Perryville Tolling Agreement and the administrative expense claim.  The settlement is subject to, and conditioned upon:  (a)  execution of definitive settlement documents in a form acceptable to Perryville and the Mirant Debtors, and (b)  approval of the settlement by the Perryville and PEH Bankruptcy Court and the Mirant Debtors Bankruptcy Court.  The material terms of the agreement in principle are generally as follows:  (i)  Perryville shall have an allowed unsecured claim against MAEM in the Mirant Debtors' Chapter 11 case in the amount of $207.0 million based upon MAEM's rejection of the Perryville Tolling Agreement;  (ii)  Perryville shall have an allowed unsecured claim against Mirant in the Mirant Debtors' Chapter 11 case in the amount of $177.2 million based upon Mirant's limited guarantee of MAEM's obligations under the Perryville Tolling Agreement;  (iii)  Perryville shall have an allowed claim against MAI in the Mirant Debtors' Chapter 11 case in the amount of $98.7 million based upon MAI's limited guarantee of MAEM's obligations under the Perryville Tolling Agreement, subject to Perryville's rights of set off described more fully below;  (iv)  MAI shall have an allowed unsecured claim against Perryville in Perryville's Chapter 11 case in the amount of $98.7 million;  (v)  Perryville shall not oppose substantive consolidation of the Mirant Debtors in the Mirant Debtors' Chapter 11 case;  (vi)  if the Mirant Debtors are substantively consolidated in the Mirant Debtors' Chapter 11 case, Perryville's allowed claims against Mirant and MAI shall be subsumed within Perryville's underlying allowed $207.0 million claim against MAEM, and the rights of set off described below shall be preserved;  (vii)  if the Mirant Debtors are not substantively consolidated in the Mirant Debtors' Chapter 11 case, Perryville's aggregate recovery on all of its allowed claims in the Mirant Debtors' Chapter 11 case will be limited to the amount of Perryville's $207.0 million allowed claim against MAEM;  (viii)  Perryville shall support any plan of reorganization proposed by Mirant in the Mirant Debtors' Chapter 11 case, provided that such plan does not materially diminish Perryville's recovery as set forth in Mirant's plan of reorganization filed on January 19, 2005 (the Mirant Plan); and (ix)  upon confirmation and effectiveness of the Mirant Debtors' Chapter 11 Plan of Reorganization, (the Plan), MAI's allowed claim against Perryville in Perryville's Chapter 11 case of $98.7 million shall be set off against Perryville's $98.7 million allowed claim against MAI in the Mirant Debtors' Chapter 11 case, provided that the sale of Perryville's power plant pursuant to the Sale Agreement, as amended, closes prior to confirmation and effectiveness of the Mirant Plan or Perryville elects, at its option, to effectuate the foregoing set off notwithstanding that the sale does not close prior to confirmation and effectiveness of the Mirant Plan; provided, further that if (a)  the foregoing set off is effectuated, Perryville's $207.0 million claim against MAEM in the Mirant Debtors' Chapter 11 case shall be reduced dollar-for-dollar, Perryville's $98.7 million claim against MAI in the Mirant Debtors' Chapter 11 case shall be deemed satisfied in full; and (b)  Perryville elects not to effectuate such set off, MAI's allowed claim in Perryville's Chapter 11 case shall be satisfied in accordance with the agreement of the parties; and (c)  Perryville's administrative claim shall be deemed satisfied in full by virtue of the prior post-petition payments made by MAEM to Perryville.

The current draft of the Mirant Plan proposes a 60% payout to the Perryville and PEH class of creditors.

Perryville Bankruptcy

On January 28, 2004, to facilitate an orderly sales process, Perryville and PEH filed voluntary petitions in the Perryville and PEH Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  Neither Cleco Corporation nor any of its other subsidiaries were included in the filings.  Perryville and PEH are debtors and debtors in possession and are continuing to operate their business under the U.S. Bankruptcy Code.  Based upon the Perryville and PEH Bankruptcy Court's approval, Perryville and PEH will use existing cash sourced from restricted cash accounts held in the debtor-in-possession accounts (DIP Accounts) and operating revenue from the Power Purchase Agreement to maintain operations at the Perryville facility.  On February 3, 2004, the Perryville and PEH Bankruptcy Court approved the use by Perryville and PEH, on an interim basis, of approximately $0.6 million of cash collateral in the restricted cash accounts (Cash Collateral) to maintain and operate their business; provide the lenders adequate protection; and reimburse the lenders for certain expenses incurred through February 12, 2004.

On February 26, 2004, the Perryville and PEH Bankruptcy Court entered a final cash collateral order (Cash Collateral Order).  The Cash Collateral Order provided for the transfer of up to $6.1 million (subject to certain adjustments) of additional restricted cash to the DIP Accounts for post-petition expenses, including routine operations and maintenance, inventory, goods and services, costs reasonably necessary to obtain regulatory approval and other necessary approvals in connection with the Power Purchase Agreement and Sale Agreement, adequate protection payments, professional fees and expenses, and certain pre-petition expenses of the lenders for professional services.  Revenue from the Power Purchase Agreement also is deposited into the DIP Accounts to provide additional cash for Perryville's use.  The Cash Collateral Order stipulated payment of quarterly interest and principal payments under the Senior Loan Agreement, set forth provisions for early termination events, and also granted a replacement lien to the lenders.  In the event Perryville cannot pay its quarterly principal payments, Cleco Corporation, if demanded by Perryville, is obligated under its guarantee to pay up to $0.5 million of these payments in the future.  As of March 31, 2005, Cleco Corporation has paid $6.9 million of principal payments on behalf of Perryville.  The Cash

Collateral Order also stipulated that the lenders shall not take any action to delay the closing of the Sale Agreement, shall support the Sale Agreement, and shall refrain from seeking relief of the automatic stay under the U.S. Bankruptcy Code for as long as the order is in effect.  Subject to the occurrence of the early termination events set forth therein, the Cash Collateral Order, as amended, terminates on the earlier of December 31, 2005, or payment by Perryville of all amounts (other than the amount of default interest waived under the Cash Collateral Order) due and payable under the Senior Loan Agreement.  On May 25, 2004, Perryville also received approval from the Perryville and PEH Bankruptcy Court to extend the exclusivity period to September 24, 2004, during which time the debtors may file a plan of reorganization.  The period within which the debtors may solicit acceptances thereof was extended to November 23, 2004.  On September 22, 2004, the Perryville and PEH Bankruptcy Court approved a second extension of the exclusivity period to March 31, 2005.  The period within which the debtors may solicit acceptance of a plan of reorganization was extended until May 30, 2005.  On March 23, 2005, the Perryville and PEH Bankruptcy Court approved a third extension of the exclusivity period to October 17, 2005.  The period within which the debtors may solicit acceptance of a plan of reorganization was extended to December 16, 2005.

Perryville's Senior Loan Agreement

The outstanding amounts due under the Senior Loan Agreement were deemed accelerated upon the bankruptcy filings by Perryville and PEH.  As a result of the commencement of these bankruptcy cases and by virtue of the automatic stay under the U.S. Bankruptcy Code, the lenders' ability to exercise their remedies under the Senior Loan Agreement, including, but not limited to, their ability to foreclose on the mortgage or assume ownership of the Perryville facility, are limited significantly and would require approval of the Perryville and PEH Bankruptcy Court.  As of March 31, 2005, the outstanding principal of the Senior Loan Agreement was $126.2 million.  As a result of these bankruptcy filings, the assets and liabilities of Perryville and PEH were deconsolidated from Cleco with the Senior Loan Agreement classified as a pre-petition secured liability on Perryville's balance sheet.  Perryville's Senior Loan Agreement is nonrecourse to Cleco Corporation other than (i) the balance remaining under a guarantee for a portion of the current year's debt service requirement, which at March 31, 2005, was $0.5 million and (ii) a possible conditional guarantee described below in "- Perryville's Subordinated Loan Agreement."  The default on the Senior Loan Agreement resulting from the bankruptcy filings by Perryville and PEH has had no impact on any other credit facility or financing arrangement of Cleco Corporation or its other subsidiaries.  For additional information on the deconsolidation of Perryville, see "- Financial Results" below.

Perryville's Subordinated Loan Agreement

As a result of the Mirant Debtors' bankruptcy and MAEM's failure to make payments under the Perryville Tolling Agreement, all obligations of Perryville to make principal and interest payments under the Subordinated Loan Agreement, as well as the accrual of additional interest, have been suspended indefinitely.  As of March 31, 2005, the amount outstanding under the Subordinated Loan Agreement was $98.7 million.

To the extent there are obligations owed by Perryville to MAI under the Subordinated Loan Agreement, Perryville may (subject to the provisions of the U.S. Bankruptcy Code), but is not required to, elect to exercise a right of set off of any amounts due under the Subordinated Loan Agreement against Perryville's damage claims against MAI's limited guarantee in support of MAEM's obligations.  MAI has waived any such right of set off.  Pursuant to the Senior Loan Agreement, in connection with Perryville exercising a right of set off and receiving cash distributions, Perryville would be obligated to prepay its obligations under the Senior Loan Agreement in an amount equal to the present value of all recoveries that otherwise would be payable to Perryville by the Mirant Debtors with respect to the amount of set off under any plans of bankruptcy proceedings for the Mirant Debtors or scheduled distributions to creditors involving the Mirant Debtors were the right of set off not invoked.  In such event and prior to receiving cash distributions, Perryville also would be required to cause Cleco Corporation to provide credit support in the form of a guarantee of Perryville's prepayment obligation in an amount equal to 50% of the amount to be set off, not to exceed $50.0 million.  This credit support must be provided in the form of a letter of credit if Cleco Corporation does not have or maintain an investment grade credit rating while the obligation is outstanding.  Failure by Cleco Corporation to provide the credit support could trigger the lenders' authority to waive Perryville's right of set off.  To the extent that Perryville waives its right of set off and set off is nevertheless effectuated despite Perryville's and MAI's waiver of their rights of set off, Perryville is required to prepay to its lenders an amount equal to 25% of any amount set off.  The extent to which Perryville can exercise any set off right, which it may have under the relevant documents or otherwise, is subject to the approvals of the U.S. Bankruptcy Code, Mirant Debtors Bankruptcy Court, and Perryville and PEH Bankruptcy Court.  In addition, the rights of the lenders under the Senior Loan Agreement to enforce the obligations of Perryville to provide collateral support should it elect to set off are subject to approval of the Perryville and PEH Bankruptcy Court.

Pending Sale of the Perryville Facility

On January 28, 2004, Perryville entered into the Sale Agreement to sell its 718-MW power plant to Entergy Louisiana.  The Sale Agreement provides for conditions customary to closing, including requisite regulatory approvals by the FERC, LPSC, and SEC, as well as other required consents, notices, and compliance with covenants, representations, and warranties.  On April 23, 2004, the Perryville and PEH Bankruptcy Court approved the Sale Agreement between Perryville and Entergy Louisiana which effectively became non-appealable ten days thereafter.  The approval authorized the sale of substantially all of Perryville's operating assets to Entergy Louisiana free and clear of all liens, claims and encumbrances and assumed liabilities under the Sale Agreement.  If certain conditions to closing are not satisfied or waived on or before September 30, 2005, the Sale Agreement may be terminated.  Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale.  The aggregate guarantee of $277.4 million is limited based on the following amounts and events:  (i) $42.4 million relating to the Power Purchase Agreement, other ancillary agreements, and certain pre-closing liabilities associated with the Sale Agreement, and (ii) $235.0 million with respect to the Sale Agreement arising from Perryville's failure to pay, perform, or discharge the Senior Loan Agreement debt, Subordinated Loan Agreement debt and any other liabilities arising from the Senior Loan Agreement.  The $235.0 million portion of the guarantee described above is reduced to $100.0 million when the Senior Loan Agreement is paid.

Pursuant to the terms of the Sale Agreement, Perryville had agreed to sell its operating assets and property to Entergy Louisiana for $170.0 million (subject to certain adjustments).  In order to expedite regulatory approval of the Sale Agreement, Perryville and Entergy Louisiana agreed to pursue restructuring the Sale Agreement by removing the transmission-related and certain interconnection facilities (Jurisdictional Assets) from the Sale Agreement and instead provide for the maintenance of these assets by Entergy Louisiana under a maintenance agreement.  Removing the Jurisdictional Assets from the Sale Agreement in such a manner (Alternative Structure) eliminated the requirement to obtain FERC approval under Section 203 of the Federal Power Act.  On October 6, 2004, the FERC granted the requested Declaratory Order stipulating the FERC does not have jurisdiction over the sale in the form of the Alternative Structure.  Effective October 21, 2004, Perryville and Entergy Louisiana amended the Sale Agreement to restructure the transaction in the form of the Alternative Structure.  The Alternative Structure reduced the original $170.0 million sale price by $7.9 million and allowed PEP to retain the Jurisdictional Assets and provide transmission service to Entergy Louisiana.  The Jurisdictional Assets, comprised primarily of transformers and interconnection equipment, are expected to provide transmission service for Entergy Louisiana to interconnect and deliver the output of the Perryville generating assets to the Entergy transmission grid.  On March 22, 2005, the FERC accepted (subject to certain conditions) the cost of service tariff and other ancillary agreements filed by Perryville.  These agreements will be effective upon consummation of the Sale Agreement.

The amendments to the Sale Agreement extend the date for which either party may terminate the sale under the Sale Agreement to December 31, 2005.  On December 8, 2004, the amended Sale Agreement in the form of the Alternative Structure was approved by the Perryville and PEH Bankruptcy Court.  On April 20, 2005, the LPSC approved the Entergy Louisiana purchase of the Perryville facility under the provisions of the Sale Agreement; the final order approving the Sale Agreement is expected to be issued in May 2005.

The assets to be sold to Entergy Louisiana do not include Perryville's claims against the Mirant Debtors or any other cash-related assets of Perryville.  It is anticipated that the proceeds from the sale to Entergy Louisiana will be sufficient to pay the Senior Loan Agreement and all current obligations of Perryville and PEH.  The sale to Entergy Louisiana, which is expected to be completed by the third quarter of 2005, is contingent upon obtaining necessary final, non-appealable approvals from the LPSC and the SEC; a final inspection by Entergy Louisiana and its ability to recover all of its costs in acquiring the Perryville power plant through base rates, fuel adjustment charges or other such rates or regulatory treatment as deemed acceptable to Entergy Louisiana in its sole discretion; and satisfaction of other customary closing conditions.  If the Perryville and PEH Bankruptcy Court enters an order terminating the automatic stay, then Entergy Louisiana would have the right to terminate the sale transaction and would be entitled to liquidated damages of $10.0 million from Perryville.  These potential liquidated damage obligations have been guaranteed by Cleco Corporation, in the event they are not paid by Perryville and are included in the $42.4 million portion of the guarantee described above.

Also, on January 28, 2004, Entergy Services signed the Power Purchase Agreement to purchase the output of the Perryville plant through the earlier of (i) the closing or termination of the sale to Entergy Louisiana or (ii) December 31, 2004.  Entergy Services also had the option to extend the Power Purchase Agreement through September 30, 2005; however, the Power Purchase Agreement automatically terminates upon termination of the Sale Agreement.  On September 20, 2004, Entergy Services and Perryville amended the Power Purchase Agreement to lengthen the term of the extension in the agreement to December 31, 2005.  The LPSC approved the extension of the Power Purchase Agreement on November 10, 2004.  On November 12, 2004, Entergy Services provided the necessary notice provisions under the Purchase Power Agreement and extended the agreement through the latter of (i) December 31, 2005, or (ii) the closing or termination of the Sale Agreement.  The Power Purchase Agreement provides that Entergy Services will make certain payments to Perryville and will supply natural gas to the Perryville facility and is exclusively entitled to all capacity and energy output from the facility.  Under the Power Purchase Agreement, Perryville is obligated to provide energy conversion services, within specified performance parameters, when requested by Entergy Services.  Existing personnel will continue to operate the facility through the closing of the sale to Entergy Louisiana.  Perryville received necessary approvals of the Power Purchase Agreement from the Perryville and PEH Bankruptcy Court and began operating under the agreement on February 17, 2004.  Based on the terms of the amended Power Purchase Agreement, and in conjunction with use of the restricted cash, Perryville is anticipated to have sufficient funds to maintain its operations through December 31, 2005.

Financial Results

The financial results of Perryville and PEH are included in Cleco Corporation's condensed consolidated results through January 27, 2004.  However, generally accepted accounting principles preclude consolidation of majority-owned subsidiaries where control does not rest with the majority owners.  Cleco is utilizing the cost method to account for its investment in Perryville and PEH.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco Corporation's results of operations during the reorganization period.  As of March 31, 2005, this investment had a negative cost basis of approximately $35.9 million, which is included in other deferred credits on Cleco Corporation's Consolidated Balance Sheet.  When Perryville's bankruptcy proceedings are concluded, the subsequent accounting treatment will be determined based upon the applicable facts and circumstances existing at such time, including the terms of any plan of reorganization or liquidation.

The following tables for Perryville and PEH contain the unaudited consolidated summarized financial information which has been prepared in conformity with SOP 90-7.  This statement requires a segregation of liabilities subject to compromise by the Perryville and PEH Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are associated directly with the reorganization.  Liabilities subject to compromise include pre-petition unsecured claims, which may be settled at amounts which differ from those recorded in the Perryville and PEH consolidated financial statements.

FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
UNAUDITED (THOUSANDS)	2005	Pre-petition(1)	POST-PETITION(2)	2004
Operating revenue	$ 4,779	$ 72	$ 2,274	$ 2,346
Operating expenses	5,210	2,373	2,685	5,058
Interest charges	2,586	458	1,120	1,578
Other income	60	10	20	30
Other expense	3	4	2	6
Federal and state income tax benefit	(1,138)	(1,059)	(581)	(1,640)
Net loss	$ (1,822)	$ (1,694)	$ (932)	$ (2,626)
(1) January 1, 2004 - January 27, 2004
(2) January 28, 2004 - March 31, 2004

	AT MARCH 31,	AT DECEMBER 31,
UNAUDITED (THOUSANDS)	2005	2004
Current assets	$ 12,437	$ 18,462
Accounts receivable-affiliate	20,880	12,815
Property, plant and equipment, net	160,128	161,748
Other assets	28,782	29,920
Total assets	$ 222,227	$ 222,945
Current liabilities	$ 3,037	$ 2,052
Pre-petition secured liability	126,167	127,552
Accounts payable-affiliate	496	377
Liabilities subject to compromise (1)	102,008	102,008
Deferred credits	24	24
Long-term debt, net	-	-
Member's equity	(9,505)	(9,068)
Total liabilities and member's equity	$ 222,227	$ 222,945
(1) Liabilities subject to compromise consist of the following:
Unsecured debt	$ 98,650	$ 98,650
Accounts payable-affiliate	960	960
Accounts payable	1,435	1,435
Current deferred taxes	208	208
Long-term deferred taxes	755	755
Total	$ 102,008	$ 102,008

Cleco has assessed the liquidity position of Perryville and PEH as a result of the bankruptcy filings and anticipates that Perryville can continue to fund its operating activities and capital requirements for the foreseeable future.  However, the ability of Perryville to continue as a going concern is dependent upon its ability to perform under the Power Purchase Agreement, to complete the sale of its facility to Entergy Louisiana, and to perform under an interconnection agreement.  As a result of the bankruptcy filings and related events, there are no assurances that the carrying value of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

Perryville and PEH routinely engage in affiliate transactions with other entities within Cleco in the ordinary course of business.  As a result of its bankruptcy filings, Perryville and PEH are precluded from paying dividends to equity holders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within Cleco (pre-petition accounts payable-affiliate, which was $1.0 million as of March 31, 2005) and other creditors during the pendency of the bankruptcy case.

Note 14 - Discontinued Operations and Dispositions

Cleco Energy

Management formed two disposal groups comprised of the assets of Cleco Energy and worked to find buyers for those assets through a solicitation process.  One disposal group consisted of the natural gas pipeline and marketing operations of Cleco Energy.  The second disposal group consisted of the oil and gas production properties of Cleco Energy.  After reviewing the preliminary bids received in June 2004, management committed to a plan to sell the two disposal groups.

On September 15, 2004, Cleco Energy completed the sale of the second disposal group for a gross sales price of $0.8 million (subject to certain adjustments).

On November 16, 2004, Cleco Energy completed the sale of its first disposal group consisting of the natural gas pipeline and marketing operations for a gross sales price of $9.1 million (subject to certain adjustments).  During the first quarter of 2005, settlement adjustments related to the disposal of the assets were recorded.

For information on guarantees entered into related to the sale of the disposal groups, see Note 8 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

The following table summarizes the operating results and settlement adjustments that have been classified as discontinued operations on Cleco Corporation's Consolidated Statements of Income and are reported in the Midstream segment in Note 3 - "Disclosures About Segments."  Prior period results have been reclassified from income from continuing operations to discontinued operations.

	FOR THE THREE MONTHS ENDED MARCH 31,
DISCONTINUED OPERATIONS (THOUSANDS)	2005	2004
Operating revenue, net	$ -	$ 17,065
Pre-tax (loss) income	(199)	280
Federal and state income tax (benefit) expense	(65)	122
(Loss) income from discontinued operations, net of tax	(134)	158

Note 15 - Income Taxes

Cleco Corporation's effective income tax rate for the first quarter of 2005 was 38.5% compared to 29.2% for the same period in 2004.  The effective rate increased primarily due to a decrease in net favorable permanent differences between book and tax income.  The decrease in net favorable permanent differences is related to the 2004 true up of estimated taxes based on the 2003 tax return, as well as the 2004 release of tax contingency reserves related to a favorable state settlement.  In addition, in the first quarter of 2005 an increase in the accrual of tax contingency reserves affected the effective income tax rate.  Tax rates also were affected by the relative size of pre-tax income to the permanent differences and adjustments to tax contingency reserves.  Pre-tax income during the first quarter of 2005 decreased $3.4 million compared to the same period of 2004.

Cleco Power's effective income tax rate for the first quarter of 2005 was 38.1% compared to 33.1% for the same period in 2004.  The increase is largely due to an adjustment recorded in the first quarter of 2004 to reflect the actual 2003 federal tax return filed in early 2004.

Note 16 - Deferred Fuel and Purchased Power Costs

The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 96% of Cleco Power's total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  Deferred fuel and purchased power costs recorded at March 31, 2005, and December 31, 2004, were an over-recovery of $1.4 million and an under-recovery of $14.0 million, respectively, and are scheduled to be credited to or collected from customers in future months.  Included in the $14.0 million under-recovered amount reported at December 31, 2004, are favorable surcharge adjustments representing fuel costs not collected in prior periods and the reversal of gas transportation charges recorded in 2002 as a result of the settlement of Cleco Power's 2001-2002 fuel audit.  The $15.4 million increase in deferred fuel and purchased power costs for the quarter ended March 31, 2005, was primarily the result of mark-to-market gains recorded on open fuel positions and the collection of previously under-recovered fuel costs.

Note 17 - Affiliate Transactions

Cleco has affiliate balances that were not eliminated as of March 31, 2005.  The balances were not eliminated due to the deconsolidation of Evangeline and Perryville.  For information on these deconsolidations, see Note 1 - "Summary of Significant Accounting Policies - Principles of Consolidation."  At March 31, 2005, the payable to Evangeline was $7.3 million, and the payable to Perryville was $6.0 million.  These amounts represent the balances over 30 days old and bearing interest.  Interest expense related to these affiliate balances for the three months ended March 31, 2005, and 2004 was $47,925 and $10,993, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and Cleco Corporation's and Cleco Power's Unaudited Condensed Financial Statements contained in this Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2005, and March 31, 2004.

RESULTS OF OPERATIONS

Overview

Cleco is a regional energy services holding company that conducts substantially all of its business operations through its two principal operating business segments:

  Cleco Power, an integrated electric utility services subsidiary regulated by the LPSC and the FERC, among other regulators, which also engages in energy management activities, and

  Midstream, a merchant energy subsidiary that owns and operates merchant generation stations and invests in joint ventures that own and operate merchant generation stations.

While Cleco Power has always been Cleco's core business and primary source of revenue, Cleco began to expand its merchant energy business in the late 1990s.  Since the latter half of 2001, there has been significant contraction in the availability of capital for participants in the merchant energy sector.  This has been due to a range of factors, including uncertainty arising from the collapse of Enron Corporation and a perceived near-term surplus of electric generating capacity.  These factors have continued through 2004 and 2005, and as a result have caused Cleco to re-evaluate its merchant energy business strategy.  Cleco has since scaled back the expansion of its merchant energy business and has begun to focus on maximizing the value of its existing merchant energy assets.  Cleco has made substantial progress on these efforts and in January 2004, signed an agreement to sell the Perryville facility.  To facilitate an orderly sales process, Perryville and PEH filed voluntary petitions for bankruptcy protection in January 2004.  As a result of these bankruptcy filings, Perryville and PEH were prospectively deconsolidated from Cleco.  For additional information on Perryville, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

While management believes that Cleco remains a fundamentally strong company, Cleco continues to face the following near-term challenges:

  resolving Cleco Power's long-term capacity needs,

  renewing, extending, or replacing Cleco Power's rate plan,

  assessing ongoing credit condition of APP and Evangeline Tolling Agreement counterparties,

  completing the sale of the Perryville facility and resolving the damage claims asserted against the Mirant Debtors in their bankruptcy proceedings as a result of the rejection of the Perryville Tolling Agreement, and resolving the ongoing dispute with CES under the Calpine Tolling Agreements.

Cleco Power is evaluating a range of generation supply options for 2006 and beyond, including sources of long-term power purchases, acquiring additional generation facilities, self-build proposals, and reconfiguring certain of its existing generation facilities.  Cleco Power may not be able to obtain purchased power or generation facilities on terms comparable to those in its current power purchase agreements.  In addition, recovery of any additional amounts it may pay under new power purchase agreements, in obtaining new generation facilities, in reconfiguring existing generation facilities or otherwise as a result of the expiration of its existing power purchase agreements would require LPSC approval.  Such additional amounts could be substantial.  For additional information on Cleco Power's IRP process and its current solicitations to identify existing or new generation resources, see "- Financial Condition - Regulatory Matters - Generation RFP."

Cleco Power's current rate stabilization plan expires in September 2005.  Cleco Power currently has ongoing both short- and long-term generation supply RFPs that will have a direct impact on Cleco Power's decision to seek an extension of the rate stabilization plan.  Based on the timeline for the RFPs, management anticipates making a decision by June 2005 or earlier.  Possible rate stabilization plan options include seeking a short-term extension, combining an extension request with a generation certificate of public convenience and necessity application, seeking a new rate case, or allowing the current plan to expire and continuing under current rates until the LPSC orders a review of Cleco Power's rates.

Cleco's merchant energy business is heavily dependent on the performance of the APP and Evangeline tolling agreements.  The credit ratings of the parent companies of the tolling agreement counterparties, The Williams Companies, Inc. and Calpine, which provide guarantees of their affiliates' performance obligations, are below investment grade.  Failure of the counterparties to perform under their respective tolling agreements likely would have a material adverse impact on Cleco's financial condition, results of operations, and cash flows.

Since May 2004, CES has made various allegations regarding the Calpine Tolling Agreements and notified APP that it may, among other things, withhold up to one-half of monthly payments due, unwind its interest in APP, terminate the Calpine Tolling Agreements, assert specified claims against Cleco Power or seek specified reimbursements for alleged overpayments.  In letters dated April 12, 2005 and May 3, 2005, CES informed APH that it intends to initiate binding arbitration proceedings against APP under the Calpine Tolling

Agreements.  For additional information on the ongoing dispute with CES under the Calpine Tolling Agreements, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - CES."

Deconsolidation of Evangeline

In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements and begin reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Condensed Consolidated Balance Sheet, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline revenue and expenses are netted and reported as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Income.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 5 - Equity Investment in Investees" and Note 11 - "Variable Interest Entities."

Discontinued Operations and Dispositions

In June 2004, management decided to sell substantially all of Cleco Energy's assets and discontinue Cleco Energy's natural gas marketing, pipeline, and production operations after the sale.  On September 15, 2004, Cleco Energy completed the sale of its oil and gas production properties and on November 16, 2004, completed the sale of its natural gas pipeline and marketing operations.  Prior to the sale of Cleco Energy's assets, and in accordance with SFAS No. 144, the property, plant and equipment of Cleco Energy were classified as held for sale on Cleco Corporation's Consolidated Balance Sheet, and the related operations were classified as discontinued on Cleco Corporation's Consolidated Statements of Income.  For additional information on SFAS No. 144 and the discontinued operations and sale of Cleco Energy's assets, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 14 - Discontinued Operations and Dispositions."

Comparison of the Three Months Ended March 31, 2005 and 2004

Cleco Consolidated

		FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue, net	$ 172,116	$ 166,649	$ 5,467	3.28%
Operating expenses	156,308	139,539	(16,769)	(12.02)%
Operating income	$ 15,808	$ 27,110	$ (11,302)	(41.69)%
Equity income from investees	$ 9,919	$ 8,658	$ 1,261	14.56%
Interest charges	$ 11,802	$ 17,636	$ 5,834	33.08%
Net income applicable to common stock	$ 8,966	$ 13,097	$ (4,131)	(31.54)%

Consolidated net income applicable to common stock decreased $4.1 million, or 31.5%, in the first quarter of 2005 compared to the first quarter of 2004 primarily due to decreased earnings from Cleco Power.

Operating revenue increased $5.5 million, or 3.3%, in the first quarter of 2005 compared to the same period of 2004 largely as a result of higher fuel cost recovery revenue at Cleco Power, partially offset by the change in the reporting of tolling operations revenue at Evangeline beginning in the second quarter of 2004 in accordance with FIN 46R.

Operating expenses increased $16.8 million, or 12.0%, in the first quarter of 2005 compared to the first quarter of 2004 primarily due to increased cost and volumes of fuel used for electric generation and higher other operations and maintenance expenses at Cleco Power.

Equity income from investees increased $1.3 million, or 14.6%, in the first quarter of 2005 compared to the same period of 2004 primarily due to the change in reporting for Evangeline effective April 1, 2004 in accordance with FIN 46R, partially offset by decreased equity earnings at APH.

Interest charges decreased $5.8 million, or 33.1%, compared to the first quarter of 2004 primarily due to the effects of the deconsolidation of Evangeline from Cleco's consolidated results.

Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power

Cleco Power's net income applicable to member's equity in the first quarter of 2005 decreased $4.4 million, or 36.6%, compared to the first quarter of 2004.  Contributing factors include:

  lower base revenue and

  higher other operations and maintenance expenses.

These were partially offset by:

  favorable fuel surcharge adjustments and

  lower customer refund credits.

		FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue
Base	$ 66,790	$ 68,889	$ (2,099)	(3.05)%
Fuel cost recovery	96,041	80,490	15,551	19.32%
Electric customer credits	(218)	(721)	503	69.76%
Other operations	7,080	6,861	219	3.19%
Affiliate revenue	8	-	8	*
Intercompany revenue	487	490	(3)	(0.61)%
Operating revenue, net	170,188	156,009	14,179	9.09%
Operating expenses
Fuel used for electric generation - recoverable	48,101	29,636	(18,465)	(62.31)%
Power purchased for utility customers - recoverable	46,114	50,847	4,733	9.31%
Non-recoverable fuel and power purchased	5,047	4,769	(278)	(5.83)%
Other operations	20,349	15,886	(4,463)	(28.09)%
Maintenance	8,545	6,974	(1,571)	(22.53)%
Depreciation	14,396	14,006	(390)	(2.78)%
Taxes other than income taxes	9,584	9,216	(368)	(3.99)%
Total operating expenses	152,136	131,334	(20,802)	(15.84)%
Operating income	$ 18,052	$ 24,675	$ (6,623)	(26.84)%
Federal and state income taxes	$ 4,674	$ 5,936	$ 1,262	21.26%
Net income	$ 7,609	$ 12,005	$ (4,396)	(36.62)%
* Not meaningful

	FOR THE THREE MONTHS ENDED MARCH 31,
(Million kWh)	2005	2004	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	790	822	(3.89)%
Commercial	406	406	-
Industrial	681	660	3.18%
Other retail	136	134	1.49%
Unbilled	(93)	(82)	(13.41)%
Total retail	1,920	1,940	(1.03)%
Sales for resale	140	187	(25.13)%
Total retail and wholesale customer sales	2,060	2,127	(3.15)%
Short-term sales to other utilities and energy marketers	45	67	(32.84)%
Total electric sales	2,105	2,194	(4.06)%

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2005	2004	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$ 31,552	$ 32,340	(2.44)%
Commercial	16,813	16,777	0.21%
Industrial	13,298	12,855	3.45%
Other retail	5,668	5,549	2.14%
Unbilled	(3,108)	(2,714)	(14.52)%
Total retail	$ 64,223	$ 64,807	(0.90)%
Sales for resale	2,567	4,082	(37.11)%
Total retail and wholesale customer sales	$ 66,790	$ 68,889	(3.05)%
Short-term sales to other utilities and energy marketers	1,388	2,668	(47.98)%
Total electric sales	$ 68,178	$ 71,557	(4.72)%

Cleco Power's residential customers' demand for electricity largely is affected by weather.  Weather generally is measured in cooling degree-days and heating degree-days.  A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating.  An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days, because alternative heating sources are more available.  Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of 30 years.

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

			FOR THE THREE MONTHS ENDED MARCH 31,
				2005 CHANGE
	2005	2004	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	689	857	959	(19.6)%	(28.2)%
Cooling degree-days	94	87	67	8.0%	40.3%

Base

Base revenue during the first quarter of 2005 decreased $2.1 million, or 3.1%, compared to the same period in 2004.  The decrease was primarily due to lower volumes of retail and wholesale customer kWh sales, primarily from unusually warm winter weather and the May 2004 expiration of a contract with a municipal customer.  Revenue from this municipal customer during the first quarter of 2004 amounted to $1.0 million.

In September 2004, Cleco Power executed a new wholesale agreement to begin providing load-following service to a new wholesale customer by committing generation to follow the moment-by-moment changes in the wholesale customer's load.  The service is dependent upon the customer reserving firm transmission.  This customer increased base revenue in the first quarter of 2005 by $0.1 million and is projected to increase total 2005 base revenue by approximately $0.7 million.

In June 2004, Cleco Power began serving a new industrial customer.  Additionally, during the first quarter of 2005 Cleco Power began providing service to an expansion of a current customer's operation, as well as service to two new industrial customers.  During the third quarter of 2005, Cleco Power is expected to begin providing service to another new industrial customer.  The expansion and new services increased base revenue in the first quarter of 2005 by $0.2 million and are projected to increase total 2005 base revenue by approximately $1.4 million and future annual base revenue, contingent upon contract retention, by approximately $2.8 million.

During the first quarter of 2006, Cleco Power is expected to begin providing service to an expansion of an existing customer, and in the second quarter of 2006, Cleco Power is expected to begin providing service to another new industrial customer.  The expansion and the new customer are expected to increase 2006 base revenue by approximately $0.6 million and future annual base revenue, contingent upon contract retention, by $1.2 million.

Fuel Cost Recovery

Fuel cost recovery revenue billed to customers during the first quarter of 2005 compared to the same period in 2004 increased $15.6 million, or 19.3%, primarily due to higher costs of power purchased and fuel used for electric generation.  In addition, higher volumes of fuel used for electric generation and favorable fuel surcharge adjustments from rate orders received related to fuel transportation charges during the first quarter of 2005 also increased fuel cost recovery revenue.  Changes in fuel costs historically have not significantly affected Cleco Power's net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 96% of Cleco Power's total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  Recovery of fuel adjustment clause costs is subject to refund until monthly approval is received from the LPSC; however, all amounts are subject to a periodic fuel audit by the LPSC.  A fuel audit is required to be performed not less than every other year.  Cleco Power anticipates the next fuel audit to cover 2003 and 2004; however, any future audit could include prior periods with the exception of January 2001 through December 2002, which were periods covered in Cleco Power's recent fuel audit.

Electric Customer Credits

Electric customer credits during the first quarter of 2005 decreased $0.5 million, or 69.8%, compared to the same period in 2004.  This decrease in electric customer credits is the result of a reduction in the 2005 accruals for the rate refund based on anticipated results for the 12-month period ended September 30, 2005.  The potential refunds associated with the rate stabilization plan are based on results for each 12-month period ended September 30.  For additional information on the accrual of electric customer credits, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 7 - Accrual of Electric Customer Credits."

Operating Expenses

Operating expenses increased $20.8 million, or 15.8%, in the first quarter of 2005 compared to the same period of 2004.  Fuel used for electric generation increased $18.5 million, or 62.3%, primarily as a result of higher cost and volumes of fuel used for electric generation.  Power purchased for utility customers decreased $4.7 million, or 9.3%, largely due to a decrease in volumes of purchased power.  These decreases in volumes were largely a result of the expiration of one of Cleco Power's power purchase agreements in December 2004 and reduced kWh sales.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices.  However, other factors such as unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Other operations expense increased $4.5 million, or 28.1%, primarily due to $4.0 million of higher incentive compensation and payroll expense, $0.3 million of higher property and liability insurance costs, $0.3 million of higher pension and retirement benefit costs, and $0.6 million of higher other miscellaneous expenses.  Partially offsetting other operations expense was a $0.7 million adjustment recorded in the first quarter of 2005 to reflect recovery of legal expenses associated with the fuel audit as provided for in the General Order.  Maintenance expenses during the first quarter of 2005 increased $1.6 million, or 22.5%, compared to the same period of 2004 primarily due to additional generating station and transmission substation maintenance work performed during 2005.

Income Taxes

Income tax expense decreased $1.3 million, or 21.3%, during the first quarter of 2005 compared to the same period of 2004.  Cleco Power's effective income tax rate increased from 33.1% to 38.1% during the first quarter of 2005 compared to the same period of 2004, largely due to an adjustment recorded in the first quarter of 2004 to reflect the actual 2003 federal tax return filed in early 2004.  Tax rates also were affected by the relative size of pre-tax income to this item.  Pre-tax income during the first quarter of 2005 decreased $5.7 million compared to the same period of 2004.

Midstream

Midstream's net income applicable to member's equity for the first quarter of 2005 increased $0.4 million, or 16.8%, compared to the first quarter of 2004.  Factors affecting Midstream during the first quarter of 2005 are described below.

Perryville

The deconsolidation of Perryville and PEH from Cleco in connection with their bankruptcy filings affected Midstream's earnings for the first quarter of 2005 compared to the first quarter of 2004, since no income or loss was recognized in Midstream's consolidated financial statements subsequent to the bankruptcy filing on January 28, 2004.  Consequently, the chart below does not reflect operating results for Perryville and PEH for the first quarter of 2005 as compared to income through January 27, 2004, for the first quarter of 2004.  For financial results and additional information on Perryville, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

Evangeline

In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements and begin reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Condensed Consolidated Balance Sheet, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline revenue and expenses are netted and reported as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Income.  Consequently, the following chart reflects net operating results for Evangeline for the first quarter of 2005 on the equity income from investees' line as compared to being reported on various line items for the first quarter of 2004.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 1 - Summary of Significant Accounting Policies - Principles of Consolidation" and Note 11 - "Variable Interest Entities."

Cleco Energy

In June 2004, management decided to sell substantially all of Cleco Energy's assets and discontinue Cleco Energy's natural gas marketing, pipeline, and production operations after the sale.  On September 15, 2004, Cleco Energy completed the sale of its oil and gas production properties and on November 16, 2004, completed the sale of its natural gas pipeline and marketing operations.  Prior to the sale of Cleco Energy's assets and in accordance with SFAS No. 144, the property, plant and equipment of Cleco Energy was classified as held for sale on Cleco Corporation's Condensed Consolidated Balance Sheet, and the related operations were classified as discontinued on Cleco Corporation's Condensed Consolidated Statements of Income.  Consequently, the net operating results for Cleco Energy for the first quarter of 2005 and the first quarter of 2004 are reported as discontinued operations in the following chart.  For additional information on SFAS No. 144 and the discontinued operations and sale of Cleco Energy's assets, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 14 - Discontinued Operations and Dispositions."

	FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue
Tolling operations	$ -	$ 10,255	$ (10,255)	*
Other operations	12	2	10	500.00%
Affiliate revenue	1,493	468	1,025	219.02%
Intercompany revenue	-	11	(11)	*
Operating revenue, net	1,505	10,736	(9,231)	(85.98)%
Operating expenses
Purchases for energy operations	-	220	220	*
Other operations	2,188	3,963	1,775	44.79%
Maintenance	671	1,528	857	56.09%
Depreciation	80	1,955	1,875	95.91%
Restructuring charge	-	(161)	(161)	*
Taxes other than income taxes	122	87	(35)	(40.23)%
Total operating expenses	3,061	7,592	4,531	59.68%
Operating (loss) income	$ (1,556)	$ 3,144	$ (4,700)	*
Equity income from investees	$ 9,919	$ 8,658	$ 1,261	14.56%
Interest charges	$ 3,480	$ 8,233	$ 4,753	57.73%
Federal and state income tax expense	$ 1,991	$ 1,406	$ (585)	(41.61)%
(Loss) income from discontinued operations	$ (134)	$ 158	$ (292)	*
Net income	$ 2,755	$ 2,359	$ 396	16.79%
* Not meaningful

Tolling Operations

Tolling operations revenue decreased $10.3 million in the first quarter of 2005 compared to the first quarter of 2004.  The decrease was largely due to a $10.2 million decrease as a result of Cleco's accounting for Evangeline on the equity method in accordance with FIN 46R.  In addition, tolling operations revenue decreased $0.1 million as a result of the bankruptcy filings of the Mirant Debtors, MAEM's rejection of the Perryville Tolling Agreement, the subsequent bankruptcy filings of Perryville and PEH, and their subsequent deconsolidation from Cleco's consolidated results.

Affiliate Revenue

Affiliate revenue increased $1.0 million, or 219.0%, in the first quarter of 2005 compared to the first quarter of 2004.  The increase was primarily due to affiliate transactions with Evangeline, Perryville, and PEH that no longer are eliminated as a result of those companies' deconsolidation from Cleco.

Operating Expenses

Operating expenses decreased $4.5 million, or 59.7%, in the first quarter of 2005 compared to 2004.  The decrease was largely due to a $4.5 million decrease at Evangeline and a $2.4 million decrease at Perryville and PEH as a result of their deconsolidation from Cleco's consolidated results.  These decreases were partially offset by $1.3 million of higher incentive compensation benefits and higher professional fees and $1.1 million of higher other miscellaneous expenses.

Equity Income from Investees

Equity income from investees increased $1.3 million, or 14.6%, for 2005 compared to the first quarter of 2004.  The increase was largely due to a $1.6 million increase at Evangeline as a result of the change in reporting for Evangeline effective April 1, 2004, in accordance with FIN 46R.  This increase was partially offset by a $0.3 million decrease in equity earnings at APH.  For additional information on Evangeline and APP, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 5 - Equity Investment in Investees."

Interest Charges

Interest charges decreased $4.8 million, or 57.7%, during the first quarter of 2005 compared to the same period of 2004.  The decrease was primarily due to a $4.4 million decrease at Evangeline and a $0.4 million decrease at Perryville and PEH as a result of their deconsolidation from Cleco's consolidated results.

Income Taxes

Income tax expense increased $0.6 million, or 41.6%, during the first quarter of 2005 compared to the same period of 2004.  Midstream's effective income tax rate increased from 39.0% to 40.8% during the first quarter of 2005 compared to the same period of 2004 primarily due to an increase in the accrual of tax contingency reserves.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties

For a discussion of certain factors affecting Cleco's financial condition relating to its credit ratings, the credit ratings of its counterparties, and other credit-related risks, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - General Considerations and Credit-Related Risks - Credit Ratings and Counterparties" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

As more fully described in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004, with respect to any open power or gas trading positions that Cleco may initiate in the future, Cleco Corporation may be required to provide credit support (or pay liquidated damages).  The amount Cleco Corporation may be required to pay at any point in the future is dependent on changes in the market price of power and gas, the changes in the open power and gas positions, and changes in the amount counterparties owe Cleco Corporation.  Changes in any of these factors could cause the amount of requested credit support to increase or decrease.

Debt

As discussed further below, Cleco Corporation and Cleco Power entered into new credit facilities in April 2005.  If Cleco Corporation were to default under covenants in its credit facility, Cleco Corporation would be unable to borrow additional funds under the credit facility.  If Cleco Corporation's credit rating, as determined by outside rating agencies, were to be downgraded one level below investment grade, Cleco Corporation would be required to pay fees and interest, totaling 0.375% higher than the current level for its new $150.0 million credit facility.  The same downgrade at Cleco Power would require Cleco Power to pay fees and interest, totaling 0.65% higher, on its new $125.0 million credit facility.  At March 31, 2005, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities then in effect.

Cleco

Short-term debt at Cleco increased by $25.0 million at March 31, 2005, compared to December 31, 2004, primarily due to the funding of the maturity of $60.0 million of long-term debt at Cleco Power.  Changes in short-term debt are more fully described below.  Long-term debt at Cleco decreased by $35.0 million at March 31, 2005, compared to December 31, 2004, due to the repayment of $60.0 million of first mortgage bonds at maturity by Cleco Power, partially offset by $25.0 million in long-term debt issued during the first quarter.  For additional information, see "- Cleco Corporation (Holding Company Level)," "- Cleco Power," and "- Midstream" below and Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

At March 31, 2005 and December 31, 2004, Cleco had a working capital deficit of $17.1 million and $49.9 million, respectively.  This deficit occurred primarily from an increase in current liabilities resulting from the reclassification during the quarter ended June 30, 2004 of Cleco Corporation's $100.0 million of 8.75% Senior Notes, due June 1, 2005, from long-term debt to long-term debt due within one year, resulting in a working capital deficit of $97.5 million reported for the quarter ended June 30, 2004.  This deficit decreased to $49.9 million at December 31, 2004, primarily from an increase in cash retained from operations, partially offset by other routine working capital fluctuations.  Cleco expects to repay all of the debt referred to above with cash on hand or to refinance a portion with new borrowings.  The $32.8 million decrease in the deficit during the first quarter of 2005 was due to a net decrease in accounts payable, due to payment of accrued property taxes, which decreased current liabilities, partially offset by a decrease in margin deposits and accumulated deferred fuel, which decreased current assets.

Cash and cash equivalents available at March 31, 2005, were $109.4 million combined with $176.1 million facility capacity ($101.1 million from Cleco Corporation and $75.0 million from Cleco Power) for total liquidity of $285.5 million.  Cash and cash equivalents decreased $14.4 million, when compared to December 31, 2004, due to the repayment of long-term debt, payment of dividends, routine additions of property, plant and equipment, and routine working capital fluctuations.

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

Cleco Corporation (Holding Company Level)

Cleco Corporation had no short-term debt outstanding at March 31, 2005, or December 31, 2004.  Cleco Corporation has $100.0 million of long-term debt due within one year relating to its 8.75% Senior Notes, due June 1, 2005.  Cleco Corporation expects to repay this debt with cash on hand and cash from new borrowings.

On April 25, 2005, Cleco Corporation replaced its then existing $150.0 million, three-year credit facility with a $150.0 million, five-year facility.  This facility provides for working capital and other needs.  Cleco Corporation's borrowing costs under this facility are equal to LIBOR plus 0.875%, including facility fees.  Cleco Corporation's borrowing costs under the prior facility at March 31, 2005, were equal to LIBOR plus 1.225%, and the weighted average cost of borrowings was 2.5125%.  The facility contains a covenant generally limiting Cleco's aggregate secured and unsecured debt, including borrowings under the facility, to $425.0 million, which may have the effect of reducing availability under the facility in some circumstances.  As of  March 31, 2005, approximately

$101.4 million was available for borrowing under the facility.  An uncommitted line of credit with a bank in an amount up to $5.0 million also remains available to support Cleco's working capital needs.  This line of credit is available to either Cleco Corporation or Cleco Power.

Cash and cash equivalents available at March 31, 2005, were $77.8 million, which combined with $101.1 million facility capacity, for total liquidity of $178.9 million.  Cash and cash equivalents increased $8.2 million, when compared to December 31, 2004, largely due to the distributions from affiliates.

If Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its current credit facility.  Perryville's default on the Senior Loan Agreement, as described below under "- Midstream" and in Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville," is not considered a default under Cleco Corporation's credit facility, although the Senior Loan Agreement is collateralized by Cleco Corporation's membership interest in Perryville.  In addition, the bonds issued by Evangeline are non-recourse to Cleco Corporation, and a default on the bonds would not be considered a default under Cleco Corporation's credit facility.

Cleco Corporation provides a limited guarantee to pay interest and principal under the Senior Loan Agreement should Perryville be unable to pay its debt service.  At March 31, 2005, the amount guaranteed was $0.5 million.  Cleco Corporation also provided a limited guarantee of $277.4 million to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the pending sale of the Perryville facility.  For information on these agreements and related guarantees, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

Cleco Power

There was $25.0 million in short-term debt outstanding at Cleco Power at March 31, 2005, compared to none at December 31, 2004.  Cleco Power repaid $60.0 million of Series X, 9.5% First Mortgage Bonds, due March 15, 2005, with a combination of accumulated funds and short-term debt.

On April 25, 2005, Cleco Power replaced its existing $125.0 million, 364-day credit facility with a $125.0 million, five-year facility.  This facility provides for working capital and other needs.  Cleco Power's initial borrowing cost under this facility is equal to LIBOR plus 0.600%, including facility fees.  At March 31, 2005, there was $25.0 million in short-term debt outstanding under Cleco Power's $125.0 million, 364-day facility.  Cleco Power's borrowing costs under the prior facility at March 31, 2005, were equal to LIBOR plus 1.0%, including facility fees, and the weighted average cost of borrowing was 3.6125%.  An uncommitted line of credit with a bank in an amount up to $5.0 million also remains available to support Cleco Power's working capital needs.  This line of credit is available to either Cleco Power or Cleco Corporation.

Cash and cash equivalents available at March 31, 2005, were $31.6 million, which combined with $75.0 million remaining facility capacity totaled $106.6 million.  Cash and cash equivalents decreased $22.6 million, when compared to December 31, 2004, due to the repayment of long-term debt, dividends paid to Cleco Corporation, routine additions to property, plant and equipment, and routine working capital fluctuations.

Midstream

There was no short-term debt at Midstream at March 31, 2005, or December 31, 2004.

As a result of the deconsolidation of Perryville and PEH, the assets and liabilities of Perryville and PEH no longer are reported in Cleco Corporation's consolidated results.  At March 31, 2005, Perryville had short-term debt outstanding of $126.2 million in the form of the Senior Loan Agreement and long-term debt outstanding of $98.7 million in the form of the Subordinated Loan Agreement.  The interest rate on the Senior Loan Agreement at March 31, 2005, was 6.5% and was based on the prime rate plus a spread of 0.75%.  As a result of the Mirant Debtors' bankruptcy and MAEM's failure to make payments under the Perryville Tolling Agreement, all obligations of Perryville to make principal and interest payments under the Subordinated Loan Agreement, as well as the accrual of additional interest, have been suspended indefinitely.  For additional information on Perryville's Senior and Subordinated Loan Agreements, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

Evangeline, also deconsolidated and no longer reported in Cleco Corporation's consolidated results, had no short-term debt outstanding at March 31, 2005.  Evangeline did have $194.8 million and $197.8 million of long-term debt outstanding at March 31, 2005, and December 31, 2004, respectively, in the form of 8.82% Senior Secured Bonds due in 2019.  In addition, Evangeline had $6.6 million of long-term debt due within one year at March 31, 2005, relating to these bonds.  The bonds issued by Evangeline are non-recourse to Cleco Corporation.  For information on the deconsolidation of Evangeline, see "Results of Operations - Deconsolidation of Evangeline."

Restricted Cash

Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At March 31, 2005, and December 31, 2004, $0.1 million of cash was restricted.  For additional information on restricted cash, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 4 - Restricted Cash."

At March 31, 2005, $2.0 million also was restricted under an agreement with the lenders for Perryville, and an additional $24.7 million was restricted under the Evangeline senior secured bond indenture.  These amounts are not included in Cleco Corporation's Condensed Consolidated Balance Sheets

at March 31, 2005, due to the deconsolidation of Perryville and Evangeline in 2004.

Contractual Obligations and Other Commitments

For information regarding Cleco's Contractual Obligations and Other Commitments, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Cash Generation and Cash Requirements - Contractual Obligations and Other Commitments" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Off-Balance Sheet Commitments

Cleco has entered into various off-balance sheet commitments, in the form of guarantees and a standby letter of credit, in order to facilitate the activities of its subsidiaries and equity investees.  For information on Cleco's off-balance sheet commitments, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

Regulatory Matters

Retail Rates of Cleco Power

For a discussion of regulatory aspects of retail rates concerning Cleco Power, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Regulatory Matters - Retail Rates of Cleco Power" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Wholesale Electric Markets

For a discussion of regulatory aspects of wholesale electric markets affecting Cleco, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Regulatory Matters - Market Restructuring - Wholesale Electric Markets" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004,

Generation RFP

In 2003, Cleco Power issued an RFP for up to 750 MW of generation supply to replace existing power purchase agreements with Williams and Dynegy that expired in 2004 or will expire in 2005.  There were no winning proposals selected from the RFP.  On May 13, 2004, Cleco Power signed a one-year contract to purchase 500 MW of capacity and energy from CES beginning in January 2005.  The contract with CES was approved and certified by the LPSC in November 2004.  Cleco Power anticipates that the 500 MW supplied by CES will fill the shortfall left by the Williams and Dynegy contracts that expired at the end of 2004.

Cleco Power continues to evaluate its long-term capacity needs through its IRP process and is seeking new proposals for up to 1,000 MW of capacity and energy to replace existing contracts and to accommodate load growth, as well as up to 800 MW of capacity to replace older natural gas-fired units.  Cleco Power made an informational filing with the LPSC on April 15, 2004, and issued the final RFP on August 31, 2004.  Indicative bid proposals were received on October 29, 2004, and a short list of bidders was selected in February 2005.  Cleco Power selected winning bidders in April 2005 and expects to file its choices for LPSC approval as early as June 2005.  These filings will request that the LPSC issue Certificates of Public Convenience and Necessity which will find Cleco Power's decisions to be in the public interest and authorize it to purchase, construct and/or contract for generation resources.  The LPSC's order governing such certificate applications requires the scheduling of a public hearing and a commission decision within 120 days of the filing date; however, it is Cleco Power's expectation that the 120-day period could be extended for applications involving asset purchases or self-build options.  Consistent with the provision of the LPSC's General Order of September 1983, Cleco Power is engaged in feasibility, engineering and environmental studies, site acquisition, and related activities required to fully develop its self-build proposals to meet its obligations to provide low-cost, reliable services to its customers.  Cleco Power provided its construction cost estimates and fully-defined project scope and performance data for its self-build options to the LPSC on October 27, 2004.  Cleco Power is prepared to meet its needs for capacity, reliability, and fuel diversity by implementing its self-build resource options as bid into the RFP should they prove to offer better alternatives than the market resources also bid into the RFP.  This evaluation is being done with oversight from the LPSC and the RFP independent monitor.

In January 2005, Cleco Power issued a one-year (2006 requirements) alternate solicitation for short-term resources that is not subject to the LPSC's General Order U-26172 that requires acquisitions of generating capacity to be subject to a "market test" in the form of an RFP.  The bids from this solicitation will be assessed both as separate alternatives to the long-term RFP and in combination with the RFP.  Cleco Power expects the evaluation and selection timeline for the 2006 solicitation to parallel that of the 2004 RFP.

Lignite Deferral

For a discussion of Cleco Power's deferred lignite mining expenditures, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Regulatory Matters - Lignite Deferral" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

As more fully described in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Cleco Power defers lignite mining costs above 98% of the previous mining contract's projected costs.  As of

March 31, 2005, Cleco Power had remaining deferred costs and interest of $12.2 million relating to its lignite mining contract.  Cleco Power recorded a deferral of $0.8 million of these mining costs in the first quarter of 2005, including $0.1 million in interest.  Management expects Cleco Power to recover the amount deferred.

Franchises

For a discussion of Cleco Power's electric service franchises, please read "Business - Regulatory Matters, Industry Developments, and Franchises - Franchises" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Cleco Power's franchise with the town of Franklinton, and its approximately 1,850 customers, was up for renewal in April 2003.  Franklinton elected not to renew its franchise agreement with Cleco Power, and a ten-year franchise was granted to a competing cooperative in December 2003.  Cleco Power expects to continue to serve these customers until there is an equitable transfer of the distribution assets.  At December 31, 2004, a review for potential impairment of these assets was performed.  Impairment charges were not recognized on these assets because the expected sales price was above the carrying value.  On February 23, 2005, the LPSC reviewed an independent third party appraisal of these assets and ordered that the distribution system's fair market value was $2.3 million.  Cleco Power is now in the process of closing the sale and transferring service to the new provider.

Cleco Power's next municipal franchise expires in 2008.  Competing power cooperatives are actively attempting to gain dual franchises in several municipalities currently served by Cleco Power.  A dual franchise arrangement would limit a new provider from providing service to existing customers; however, the existing and new power provider could compete for new customers.  In March 2005, one such cooperative did obtain a limited dual franchise.  The granting of a dual municipal franchise to a competing power cooperative does not reduce current Cleco Power earnings, since existing customers do not have an option to change electric service providers under existing LPSC regulations, but could reduce future customer and load growth.

Environmental Matters

Cleco is subject to extensive environmental regulation by federal, state and local authorities and is required to comply with numerous environmental laws and regulations, and to obtain and to comply with numerous governmental permits, in operating its facilities.  In addition, existing environmental laws, regulations and permits could be revised or reinterpreted; new laws and regulations could be adopted or become applicable to Cleco or its facilities; and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions.  Cleco may incur significant additional costs to comply with these revisions, reinterpretations and requirements.  If Cleco fails to comply with these revisions, reinterpretations and requirements, it could be subject to civil or criminal liabilities and fines.

On March 10, 2005, the EPA Administrator signed the Clean Air Interstate Rule (CAIR) which obligates certain states to address the interstate transport of certain pollutants.  CAIR covers 28 eastern states, including Louisiana, and the District of Columbia.  It is anticipated that the EPA will publish these regulations in the near future.  CAIR provides a federal framework requiring the states to reduce emissions of SO2 and NOx. The EPA anticipates that the states will achieve this primarily by reducing emissions from the power generation sector.  Louisiana must evaluate the provisions of CAIR and make changes to the State Implementation Plan (SIP) to incorporate these requirements within 18 months of promulgation.  Cleco has begun the process of evaluating the potential impacts to its generating resources.

On March 15, 2005, the EPA issued final rules regulating mercury emissions from electric utility boilers.  The Clean Air Mercury Rule (CAMR) establishes "standards of performance" limiting mercury emissions from new and existing coal-fired power plants and creates a market-based cap-and-trade program that will reduce utility emissions of mercury in two distinct phases.  The first phase cap is 38 tons, and emissions will be reduced by taking advantage of "co-benefit" mercury reductions achieved by reducing SO2 and NOx emissions under the CAIR.  In the second phase, due in 2018, coal-fired power plants will reduce emissions to 15 tons upon full implementation.  Louisiana must evaluate the provisions of CAMR and make changes to the SIP to incorporate these requirements within 18 months of promulgation.  Cleco has begun the process of evaluating the potential impacts to its generating resources.

For a discussion of Cleco's environmental matters, please read "Business - Environmental Matters" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Recent Accounting Standards

For a discussion of recent accounting standards, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 6 - Recent Accounting Standards."

CRITICAL ACCOUNTING POLICIES

Cleco's critical accounting policies include those accounting policies that are both important to Cleco's financial condition and results of operations and those that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation's segments or to Cleco as a consolidated entity.  The financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require Cleco to make estimates and assumptions.  Estimates and assumptions about future events and their effects cannot be made with certainty.  Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment.  Actual results may differ significantly from these estimates under different assumptions or conditions.  For a discussion of critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Registrant's Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

CLECO POWER - NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three months ended March 31, 2005, and March 31, 2004.  The following narrative analysis should be read in combination with Cleco Power's Unaudited Condensed Financial Statements and the Notes contained in this Form 10-Q.

Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults Upon Senior Securities).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2005 and the first quarter of 2004.  Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2005 and the first quarter of 2004, see "Management's Discussion and Analysis of Financial Condition and Result of Operations - Results of Operations - Comparison of the Three Months Ended March 31, 2005 and 2004 - Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK OF CLECO CORPORATION

Cleco

Market risk inherent in Cleco's market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity price of power and natural gas traded in the industry on different energy exchanges.  Cleco Power uses SFAS No. 133 to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.  From time to time, Cleco Power could have positions that are required to be marked-to-market, because they do not meet the exceptions of SFAS No. 133 and do not qualify for hedge accounting treatment.  The positions for marketing and trading purposes do not meet the exemptions of SFAS No. 133, and the net mark-to-market of those positions is recorded in income.  Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management asset or liability.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers' bills.

Cleco also is subject to market risk associated with its remaining tolling agreement counterparties.  For additional information concerning Cleco's market risk associated with its remaining counterparties, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - General Considerations and Credit Related Risks" and Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

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

Cleco monitors credit risk exposure through review of counterparty credit quality, corporate-wide aggregate counterparty credit exposure and corporate-wide aggregate counterparty concentration levels.  Cleco actively manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits or letters of credit from counterparties or their affiliates, as deemed necessary.  Cleco Power has agreements in place with various counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk.

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

As of March 31, 2005, the carrying value of the variable-rate debt of Cleco and Cleco Power was $50.0 million, which approximates fair market value.  Each 1.0% change in the average interest rates applicable to such debt would result in a change of $0.5 million in the pre-tax earnings of Cleco and Cleco Power.

At March 31, 2005, Cleco Corporation had two $50.0 million fixed-to-floating interest rate swaps involving Cleco Corporation's 8.75% Senior Notes.  Each 1.0% increase or decrease in the average interest rates applicable to the swaps would result in a corresponding decrease or increase, respectively, of approximately $1.0 million in Cleco's pre-tax earnings.

The interest rate swaps referred to above were entered into on February 20, 2004, and May 3, 2004, respectively.  Under the swaps, the 8.75% fixed-rate on its Senior Notes was swapped for floating rate exposure based on the six-month LIBOR on the last day of each calculation period, plus agreed upon spreads of 6.615% and 6.03%, respectively, on the $50.0 million notional amounts associated with each of the swaps.  A net settlement amount is paid semi-annually on June 1 and December 1.  The fixed-rate debt matures and the interest rate swaps terminate on June 1, 2005.

Commodity Price Risks

Management believes Cleco has controls in place to minimize the risks involved in financial and energy commodity activities.  Independent controls over energy commodity functions consist of a back office (accounting), a middle office (risk management), regulatory compliance staff, as well as, oversight by a risk management committee comprised of officers and managers, and a daily risk report that shows VAR and current market conditions.  Cleco's Board of Directors appoints the members of the Risk Management Committee.  VAR limits are established and monitored by the Risk Management Committee.

Cleco Power's financial positions that are not used to meet the power demands of customers are marked-to-market as required by SFAS No. 133.  There were no speculative positions at March 31, 2005, and December 31, 2004; therefore, no mark-to-market amounts related to these positions were recorded on the income statement or balance sheet.

Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate some of the volatility in fuel costs passed on to customers as encouraged by an LPSC order.  In December 2004, Cleco Power implemented a fuel stabilization policy (which was filed with the LPSC) to target higher levels of minimum hedging percentages.  This LPSC order could result in larger volatility in the marked-to-market amounts for the financial positions to mitigate fuel cost volatility for Cleco Power customers.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management asset or liability.  Based on market prices at March 31, 2005, the net mark-to-market impact related to these positions was a gain of $8.4 million.

Cleco Power utilizes a VAR model to assess the market risk of its financial instruments.  VAR represents the potential loss in fair values for an instrument from adverse changes in market factors for a specified period of time and confidence level.  The VAR is estimated using a historical simulation calculated daily assuming a holding period of one day, with a 95% confidence level for natural gas and power positions.  Total volatility is based on historical cash, implied market, and current cash volatility assessments.

As a result of Cleco's decision to no longer engage in speculative trading activities, there was no VAR at March 31, 2005, or December 31, 2004.

ITEM 4.       CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, the Registrants' management has evaluated, as of the end of the period covered by this Report, with the supervision and participation of the Registrants' chief executive officer and chief financial officer, the effectiveness of the Registrants' disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Disclosure Controls).  Based on that evaluation, such officers concluded that the Registrants' Disclosure Controls were effective as of the date of that evaluation.

During the Registrants' first fiscal quarter of 2005, there have been no changes to the Registrants' internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Registrants' internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

CLECO

For information on legal proceedings affecting Cleco, see Part I, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Securities Litigation," "- Other Litigation," "- CES," and "- SESCO", Note 13 - "Perryville - Mirant Bankruptcy and MAEM's Rejection of the Perryville Tolling Agreement," "- Perryville Tolling Agreement Administrative Expense and Damage Claims," "- Perryville Bankruptcy," "- Perryville's Senior Loan Agreement," "- Perryville's Subordinated Loan Agreement" and "- Pending Sale of the Perryville Facility."

CLECO POWER

For information on legal proceedings affecting Cleco Power, see Part I, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Other Litigation" and "- SESCO."

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Cleco Purchases of Equity Securities

During the quarter ended March 31, 2005, none of Cleco Corporation's equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 was purchased by or on behalf of Cleco Corporation or any of its "affiliated purchasers," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Cleco

The bankruptcy filings by the Mirant Debtors, MAEM's failure to remit amounts due under the Perryville Tolling Agreement, and MAEM's rejection of the Perryville Tolling Agreement were events of default under the Senior Loan Agreement, and as of March 31, 2005, have not been cured.  Upon the bankruptcy filings by Perryville and PEH on January 28, 2004, the outstanding amounts ($126.2 million at March 31, 2005) under the Senior Loan Agreement were deemed accelerated.  As a result of the commencement of the Perryville and PEH bankruptcy cases and by virtue of the automatic stay under the U.S. Bankruptcy Code, the lenders' ability to exercise their remedies under the Senior Loan Agreement is limited significantly and would require approval of the Perryville and PEH Bankruptcy Court.  For additional information regarding the default, see Part I, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville," which is incorporated herein by reference.

ITEM 6.    EXHIBITS

Cleco Corporation
10(a)	2000 Long-Term Incentive Compensation Plan, Amendment No. 1, effective as of December 12, 2003
10(b)	2000 Long-Term Incentive Compensation Plan, Amendment No. 3, dated January 28, 2005
10(c)

Credit Agreement dated as of April 25, 2005 among Cleco Corporation, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 of Form 8-K, filed April 29, 2005)

11	Computation of Earnings per Common Share for the three months ended March 31, 2005
12(a)

Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three- and twelve-month periods ended March 31, 2005, for Cleco Corporation

31(a)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32(a)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Cleco Power
10(d)

Credit Agreement dated as of April 25, 2005 among Cleco Power LLC, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.2 of Form 8-K, filed April 29, 2005)

12(b)	Computation of Ratios of Earnings to Fixed Charges for the three- and twelve-month periods ended March 31, 2005, for Cleco Power
31(b)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32(b)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: May 3, 2005

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: May 3, 2005