Form 10-K/A
period 2004-12-31
CLECO POWER LLC
filed 2005-06-29
CIK 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

__________________

FORM 10-K/A

Amendment No. 1

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

____________________________________

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

Title of each class
Membership Interests

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     n/a

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes   No __x_

As of June 28, 2005, all of Cleco Power's Membership Interests were owned by Cleco Corporation.

EXPLANATORY NOTE

    This amendment No. 1 to Cleco Power LLC's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005 (the "10-K"), is made to file Financial Statement Schedule II (Valuation and Qualifying Accounts of Cleco Power) and certain exhibits to the 10-K on behalf of Cleco Power.

    The 10-K is a combined Form 10-K filed separately by Cleco Corporation, the parent company of Cleco Power, and Cleco Power.  This Form 10-K/A is filed separately by Cleco Power and relates only to and amends only the 10-K as separately filed by Cleco Power.  This amendment consists solely of the preceding cover page, this explanatory note, the information required by Item 15 of Form 10-K, a signature page, the independent registered public accounting firm's consent and certifications required to be filed as exhibits hereto.  In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the complete text of Item 15, as amended, is included herein.  However, other than the inclusion of Financial Statement Schedule II (Valuation and Qualifying Accounts of Cleco Power), no changes to any financial statements in the 10-K have been made.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		FORM 10-K ANNUAL REPORT(1)
	Report of Independent Registered Public Accounting Firm	61
15(a)(1)	Financial Statements of Cleco Power
	Cleco Power Statements of Income for the years ended December 31, 2004, 2003, and 2002	62
	Cleco Power Balance Sheets at December 31, 2004, and 2003	63
	Cleco Power Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002	64
	Cleco Power Statements of Comprehensive Income for the years ended December 31, 2004, 2003, and 2002	65
	Cleco Power Statements of Changes in Member's Equity for the years ended December 31, 2004, 2003, and 2002	65
15(a)(2)	Financial Statement Schedules
	Report of Independent Registered Public Accounting Firm	6
	Schedule II - Valuation and Qualifying Accounts	7

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or not applicable or the required information is shown in the Financial Statements and Notes thereto.

15(a)(3)	List of Exhibits	4

(1)     Page number cross references to items under 15(a)(1) are to the Form 10-K filed March 14, 2005.  Page number cross references to items under 15(a)(2) and 15(a)(3) are to this Form 10-K/A.

    The Exhibits designated by an asterisk were filed on March 14, 2005 with the Form 10-K to which this Form 10-K/A relates.  The Exhibits not so designated have been previously filed with the SEC and are incorporated herein by reference.  The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.  The Exhibits designated by three asterisks are filed herewith.

EXHIBITS

		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
2(a)	Joint Agreement of Merger of Cleco Utility Group Inc. with and into Cleco Power LLC, dated December 15, 2000	333-52540	S-3/A (1/26/01)	2
3(a)	Articles of Organization and Initial Report of Cleco Power LLC, dated December 11, 2000	533-52540	S-3/A(1/26/01)	3(a)
3(b)	Operating Agreement of Cleco Power LLC amended as of April 26, 2002	1-15759	10-Q(3/30/02)	3(b)
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(b)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(b)(1)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(c)	Agreement Under Regulation S‑K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(d)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
4(e)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
4(f)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K(4/01)	4(a)
4(g)	Fourth Supplemental Indenture, dated as of February 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(2/02)	4.1
4(h)	Fifth Supplemental Indenture, dated as of May 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(5/8/02)	4.1
4(i)	Form of Sixth Supplemental Indenture providing for the issuance of $75,000,000 principal amount of 5.375% Notes due May 1, 2013	333-71643-01	10-Q(3/31/03)	4(a)
4(i)(1)	Form of $75,000,000 5.375% Notes due May 1, 2013	333-71643-01	10-Q(3/31/03)	4(b)
**10(a)	1990 Long-Term Incentive Compensation Plan	1-5663	1990 Proxy Statement (4/90)	A
**10(b)	Participation Agreement, Annual Incentive Compensation Plan	1-5663	10-K(1999)	10(c)
**10(c)	Deferred Compensation Plan for Directors	1-5663	10-K(1992)	10(n)
**10(d)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(d)(2)	Form of Supplemental Executive Retirement Plan Participation Agreement between Cleco and the following officers: Gregory L. Nesbitt, David M. Eppler, Catherine C. Powell and Mark H. Segura	1-5663	10-K(1992)	10(o)(2)
**10(e)	Form of Executive Severance Agreement between Cleco and the following officers: David M. Eppler, Catherine C. Powell and Mark H. Segura	1-5663	10-K(1995)	10(f)
10(f)(1)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, the Company, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q(3/91)	4(b)
10(f)(2)	Assignment and Assumption Agreement, effective as of May 6, 1991, between The Bank of New York and the Canadian Imperial Bank of Commerce, relating to Exhibit 10(f)(1)	1-5663	10-Q(3/91)	4(c)
10(f)(3)	Assignment and Assumption Agreement dated as of July 3, 1991, between The Bank of New York and Rapides Bank and Trust Company in Alexandria, relating to Exhibit 10(f)(1)	1-5663	10-K(1991)	10(y)(3)
10(f)(4)

Assignment and Assumption Agreement dated as of July 6, 1992, between The Bank of New York, CIBC, Inc. and Rapides
Bank and Trust Company in Alexandria, as Assignors, the 401(k) Savings and Investment Plan ESOP Trust, as Borrower,
and the Company, as Guarantor, relating to Exhibit 10(f)(1)

		1-5663	10-K(1992)	10(bb)(4)
10(g)

Reimbursement Agreement (The Industrial Development Board of the Parish of Rapides, Inc. (Louisiana) Adjustable Tender
Pollution Control Revenue Refunding Bonds, Series 1991) dated as of October 15, 1997, among the Company, various financial institutions, and Westdeutsche Landesbank Gironzentrale, New York Branch, as Agent

		1-5663	10-K(1997)	10(I)
10(h)	Selling Agency Agreement between the Company and Salomon Brothers Inc., Merrill Lynch & Co., Smith Barney Inc. and First Chicago Capital Markets, Inc. dated as of December 12, 1996	333-02895	S-3(12/10/96)	1
10(i)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)
10(i)(1)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)(1)
10(i)(2)	401(k) Savings and Investment Plan as amended and restated effective January 1, 2004	1-5663	10-Q(3/31/04)	10(a)
10(i)(3)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2, Effective January 1, 2004	1-5663	10-Q(6/30/04)	10(b)
10(j)	2000 Long-Term Incentive Compensation Plan		Form 10(11/15/00)	10(j)
**10(k)	Cleco Corporation 2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	333-59692	S-8(4/27/01)	4.3
**10(l)(1)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2 effective as of July 23, 2004	1-5663	10-Q(9/30/04)	10(b)
10(m)	364-Day Credit Agreement dated as of April 30, 2004 among Cleco Power LLC, the Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-5663	10-Q(6/30/04)	10(d)
*12(b)	Computation of Ratios of Earnings to Fixed Charges
*23(b)	Consent of Independent Registered Public Accounting Firm
***23(b)(1)	Consent of Independent Registered Public Accounting Firm
*24(b)	Power of Attorney from each Manager of Cleco Power

EXHIBITS

		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*31(b)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
***31(b)(1)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32(b)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
***32(b)(1)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Report of Independent Registered Public Accounting Firm

on

Financial Statement Schedule

To the Board of Managers
of Cleco Power LLC:

Our audits of the financial statements referred to in our report dated March 14, 2005 appearing in the Annual Report on Form 10-K of Cleco Power LLC for the year ended December 31, 2004 also included an audit of the financial statement schedule of Cleco Power LLC listed in Item 15(a)(2) of this Form 10-K/A (Amendment No. 1).  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/  PricewaterhouseCoopers LLP

New Orleans, Louisiana

March 29, 2005

CLECO POWER LLC                                                                                                                                                                                                                                                                           SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2003 and 2002

	BALANCE AT	ADDITIONS	UNCOLLECTIBLE	BALANCE AT
	BEGINNING	CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS (THOUSANDS)	OF PERIOD	AND EXPENSES	LESS RECOVERIES	PERIOD(1)
Year Ended December 31, 2004	$ 755	$ 1,610	$ 1,859	$ 506
Year Ended December 31, 2003	$ 846	$ 1,614	$ 1,705	$ 755
Year Ended December 31, 2002	$ 1,336	$ 688	$ 1,178	$ 846
(1) Deducted in the balance sheet

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Michael H. Madison
(Michael H. Madison)
(Chief Executive Officer and Manager)

Date:  June 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael H. Madison	Chief Executive Officer and Manager	June 28, 2005
(Michael H. Madison)	(Principal Executive Officer)
/s/ Kathleen F. Nolen	Senior Vice President and Chief Financial Officer	June 28, 2005
(Kathleen F. Nolen)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President and Chief Accounting Officer	June 28, 2005
(R. Russell Davis)	(Principal Accounting Officer)

MANAGERS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
RAY B. NESBITT
ROBERT T. RATCLIFF, SR.
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ R. O'Neal Chadwick, Jr.	June 28, 2005
(R. O'Neal Chadwick, Jr., as Attorney-in-Fact)