Form 10-Q
period 2007-06-30
CLECO POWER LLC; CLECO CORP
filed 2007-08-01
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
__________________

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Registrant’s telephone number, including area code: (318) 484-7400

__________________

Commission file number 1-05663
CLECO POWER LLC
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0244480 (I.R.S. Employer Identification No.)

2030 Donahue Ferry Road, Pineville, Louisiana (Address of principal executive offices)	71360-5226 (Zip Code)

Registrant’s telephone number, including area code: (318) 484-7400

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.
Yes   x      No __

Indicate by check mark whether Cleco Corporation is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer   x                         Accelerated filer                                       Non-accelerated filer

Indicate by check mark whether Cleco Power LLC is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer                              Accelerated filer                                       Non-accelerated filer     x

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes No  x 

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at July 31, 2007

Cleco Corporation	Common Stock, $1.00 Par Value	59,918,136

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

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

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

GLOSSARY OF TERMS

References in this filing, including all items in Parts I and II, to “Cleco” mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to “Cleco Power” mean Cleco Power LLC, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I and II are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
Acadia	Acadia Power Partners, LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by a subsidiary of Calpine
AFUDC	Allowance for Funds Used During Construction
Amended EPC Contract	Amended and Restated EPC Contract between Cleco Power and Shaw, executed on May 12, 2006, to engineer, design, and construct Rodemacher Unit 3
APB	Accounting Principles Board
APB Opinion No. 10	Consolidated Financial Statements, Poolings of Interest, Convertible Debt and Debt Issued with Stock Warrants Installment Method of Accounting
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation. Prior to February 1, 2007, Attala was a wholly owned subsidiary of Midstream
Bear Energy LP	A wholly owned subsidiary of Bear Stearns Companies, Inc.
Bear Stearns Companies, Inc.	The parent company of Bear, Stearns & Co. Inc.
Bidding Procedures Order	Bidding Procedures Order, in connection with the sale of CAH’s interest in Acadia, approved by the Calpine Debtors Bankruptcy Court by order dated May 9, 2007
CAH	Calpine Acadia Holdings
Calpine	Calpine Corporation
Calpine Debtors	Calpine, CES, and certain other Calpine subsidiaries
Calpine Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between Acadia and CES which were suspended in March 2006
CCN	Certificate of Public Convenience and Necessity
CES	Calpine Energy Services, L.P.
Claims Settlement Agreement	Claims Settlement Agreement, dated April 23, 2007, by and among Calpine, CAH, CES, Acadia, and APH
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Cleco Innovations LLC	A wholly owned subsidiary of Cleco Corporation
Compliance Plan	The three-year plan included in the Consent Agreement in FERC Docket IN03-1-000
Consent Agreement	Stipulation and Consent Agreement, dated as of July 25, 2003, between Cleco and the FERC Staff
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
EITF	Emerging Issues Task Force of the FASB
EITF No. 06-11	Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
EITF No. 07-3	Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Williams which expires in 2020
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 39	Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105
FIN 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46R	Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
FIN 48	Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109
FSP	FASB Staff Position

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
FSP FIN 48-1	Definition of Settlement in FASB Interpretation No. 48
FSP No. FIN 39-1	Amendment of FASB Interpretation No. 39
ICT	Independent Coordinator of Transmission
Interconnection Agreement	Interconnection Agreement and Real Estate Agreement between Attala and Entergy Mississippi
IRS	Internal Revenue Service
IRP	Integrated Resource Planning
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant Corporation
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
NOPR	Notice of Proposed Rulemaking
Not meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation. Prior to February 1, 2007, Perryville was a wholly owned subsidiary of PEH
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 3	A 600-MW solid fuel generating unit under construction by Cleco Power at its existing Rodemacher plant site in Boyce, Louisiana
RSP	Rate Stabilization Plan
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank N.V., as Agent Bank
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 109	Accounting for Income Taxes
SFAS No. 123(R)	Share-Based Payment
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 155	Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140
SFAS No. 156	Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140
SFAS No. 157	Fair Value Measurements
SFAS No. 159	The Fair Value Option For Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115
Shaw	Shaw Constructors, Inc., a subsidiary of The Shaw Group Inc.
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company
Tenaska	Tenaska Power Services Company
VaR	Value-at-risk
Williams	Williams Power Company, Inc.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results.  All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements, including, without limitation, statements regarding the construction, timing and cost of Rodemacher Unit 3; Acadia settlement agreement between Cleco and Calpine; future capital expenditures; and future environmental regulations.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

▪
Factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage (such as hurricanes and other storms); unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs, cost of and reliance on natural gas as a component of Cleco’s generation fuel mix and their impact on competition and franchises, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or power transmission system constraints;

▪	Cleco Corporation’s holding company structure and its dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations and pay dividends on its common stock;
▪
Cleco Power’s ability to construct, operate, and maintain, within its projected costs (including financing) and timeframe, Rodemacher Unit 3, in addition to any other self-build projects identified in future IRP and RFP processes;

▪	Dependence of Cleco Power for energy from sources other than its facilities and the uncertainty of future long-term sources of such additional energy;
▪	Nonperformance by and creditworthiness of counterparties under tolling, power purchase, and energy service agreements, or the restructuring of those agreements, including possible termination;
▪	Ultimate outcome of the sale of the CAH Assets, and the ability of Cleco and the ultimate purchaser of the CAH Assets to work together to bring maximum value to Acadia;
▪	The final amount of storm restoration costs and storm reserve, if any, approved by the LPSC and the method through which such amounts can be recovered from Cleco Power’s customers;
▪	The final amount of recoverable lignite costs, as approved by the LPSC, that are currently deferred by Cleco Power;
▪
Regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, the frequency and timing of rate increases or decreases, the results of periodic fuel audits, the results of IRP and RFP processes, the formation of RTOs and ICTs, and the establishment by an ERO of reliability standards for bulk power systems and compliance with these standards by Cleco Power, Acadia, Attala, Evangeline, and Perryville;

▪
Financial or regulatory accounting principles or policies imposed by the FASB, the SEC, the Public Company Accounting Oversight Board, the FERC, the LPSC or similar entities with regulatory or accounting oversight;

▪
Economic conditions, including the ability of customers to continue paying for high energy costs, related growth and/or down-sizing of businesses in Cleco’s service area, monetary fluctuations, changes in commodity prices, and inflation rates;

▪	Credit ratings of Cleco Corporation, Cleco Power, and Evangeline;
▪
Changing market conditions and a variety of other factors associated with physical energy, financial transactions, and energy service activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rates, and warranty risks;

▪	Acts of terrorism;
▪	Availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates or market perceptions of the electric utility industry and energy-related industries;
▪	Employee work force factors, including work stoppages and changes in key executives;
▪	Legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, capital projects, reorganizations, or investments in joint ventures;
▪	Costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters;
▪	Changes in federal, state, or local legislative requirements, tax laws or rates, regulating policies or environmental laws and regulations; and
▪	Ability of Cleco Power to recover, from its retail customers, the costs of compliance with environmental laws and regulations.

For additional discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read “Risk Factors” in this report, as well as the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

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

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Corporation
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Corporation’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  For more information on the basis of presentation, see “Notes to the Unaudited Condensed Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2007	2006
Operating revenue
Electric operations	$251,909	$241,286
Other operations	7,971	7,929
Affiliate revenue	1,621	1,737
Operating revenue	261,501	250,952
Operating expenses
Fuel used for electric generation	51,312	57,990
Power purchased for utility customers	115,592	97,696
Other operations	24,722	25,765
Maintenance	14,939	14,221
Depreciation	19,990	15,714
Taxes other than income taxes	9,867	10,150
Total operating expenses	236,422	221,536
Operating income	25,079	29,416
Interest income	2,589	1,943
Allowance for other funds used during construction	7,032	1,372
Equity income from investees	71,282	15,233
Other income	582	148
Other expense	(416)	(414)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	14,377	11,403
Allowance for borrowed funds used during construction	(2,388)	(493)
Total interest charges	11,989	10,910
Income from continuing operations before income taxes	94,159	36,788
Federal and state income tax expense	30,968	13,459
Income from continuing operations	63,191	23,329
Discontinued operations
Loss from discontinued operations, net of tax	-	(103)
Net income	63,191	23,226
Preferred dividends requirements, net of tax	12	427
Net income applicable to common stock	$63,179	$22,799
Average shares of common stock outstanding
Basic	59,489,725	50,053,685
Diluted	59,798,877	52,297,838
Basic earnings per share
From continuing operations	$1.06	$0.45
Net income applicable to common stock	$1.06	$0.45
Diluted earnings per share
From continuing operations	$1.05	$0.44
Net income applicable to common stock	$1.05	$0.44
Cash dividends paid per share of common stock	$0.225	$0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006
Net income	$63,191	$23,226
Other comprehensive loss, net of tax:
Net unrealized loss from available-for-sale securities (net of tax benefit of $4 in 2007 and $42 in 2006)	(7)	(67)
Postretirement expense component (net of tax benefit of $3 in 2007)	(2)	-
Other comprehensive loss	(9)	(67)
Comprehensive income, net of tax	$63,182	$23,159
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2007	2006
Operating revenue
Electric operations	$464,929	$452,275
Other operations	17,240	14,525
Affiliate revenue	3,082	3,188
Gross operating revenue	485,251	469,988
Electric customer credits	-	4,382
Operating revenue, net	485,251	474,370
Operating expenses
Fuel used for electric generation	106,808	106,353
Power purchased for utility customers	199,739	197,527
Other operations	51,038	43,854
Maintenance	25,181	20,153
Depreciation	40,088	31,358
Taxes other than income taxes	19,667	19,734
Total operating expenses	442,521	418,979
Operating income	42,730	55,391
Interest income	5,157	4,435
Allowance for other funds used during construction	12,163	2,041
Equity income from investees	69,883	15,606
Other income	872	373
Other expense	(1,882)	(859)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	28,034	22,579
Allowance for borrowed funds used during construction	(4,059)	(719)
Total interest charges	23,975	21,860
Income from continuing operations before income taxes	104,948	55,127
Federal and state income tax expense	33,111	19,573
Income from continuing operations	71,837	35,554
Discontinued operations
Loss from discontinued operations, net of tax	-	(190)
Net income	71,837	35,364
Preferred dividends requirements, net of tax	435	886
Net income applicable to common stock	$71,402	$34,478
Average shares of common stock outstanding
Basic	58,585,451	49,956,429
Diluted	59,586,444	52,095,625
Basic earnings per share
From continuing operations	$1.21	$0.68
Net income applicable to common stock	$1.21	$0.68
Diluted earnings per share
From continuing operations	$1.20	$0.68
Net income applicable to common stock	$1.20	$0.68
Cash dividends paid per share of common stock	$0.450	$0.450
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006
Net income	$71,837	$35,364
Other comprehensive loss, net of tax:
Net unrealized loss from available-for-sale securities (net of tax benefit of $22 in 2007 and $12 in 2006)	(35)	(19)
Postretirement expense component (net of tax benefit of $6 in 2007)	(4)	-
Other comprehensive loss	(39)	(19)
Comprehensive income, net of tax	$71,798	$35,345
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2007	AT DECEMBER 31, 2006
Assets
Current assets
Cash and cash equivalents	$178,807	$192,471
Restricted cash	-	24,361
Customer accounts receivable (less allowance for doubtful accounts of $702 in 2007 and $789 in 2006)	54,322	38,889
Accounts receivable – affiliate	17,035	11,451
Other accounts receivable	34,173	28,708
Unbilled revenue	22,184	18,382
Fuel inventory, at average cost	43,062	43,236
Material and supplies inventory, at average cost	40,059	34,755
Risk management assets	3,518	39
Accumulated deferred fuel	52,988	77,435
Cash surrender value of company-/trust-owned life insurance policies	27,860	26,275
Margin deposits	6,346	18,638
Prepayments	8,188	4,570
Regulatory assets - other	18,905	17,453
Other current assets	356	645
Total current assets	507,803	537,308
Property, plant and equipment
Property, plant and equipment	1,898,696	1,892,533
Accumulated depreciation	(902,500)	(876,747)
Net property, plant and equipment	996,196	1,015,786
Construction work in progress	497,343	289,101
Total property, plant and equipment, net	1,493,539	1,304,887
Equity investment in investees	311,127	307,136
Prepayments	6,984	6,515
Restricted cash	92	90
Regulatory assets and liabilities – deferred taxes, net	107,274	94,653
Regulatory assets – other	186,070	192,061
Other deferred charges	24,598	18,454
Total assets	$2,637,487	$2,461,104
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT JUNE 30, 2007	AT DECEMBER 31, 2006
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$125,000	$50,000
Accounts payable	138,866	134,172
Retainage	1,419	12,409
Accounts payable – affiliate	17,254	5,072
Customer deposits	26,063	25,312
Provision for rate refund	2	3,174
Taxes accrued	63,459	49,002
Interest accrued	25,569	8,874
Accumulated current deferred taxes, net	19,855	23,233
Risk management liability	25,339	55,931
Regulatory liabilities - other	574	636
Deferred compensation	6,058	5,350
Other current liabilities	12,262	11,535
Total current liabilities	461,720	384,700
Deferred credits
Accumulated deferred federal and state income taxes, net	355,707	436,775
Accumulated deferred investment tax credits	13,383	14,100
Regulatory liabilities - other	16,306	5,827
Other deferred credits	193,808	104,140
Total deferred credits	579,204	560,842
Long-term debt, net	644,257	619,341
Total liabilities	1,685,181	1,564,883
Commitments and Contingencies (Note 8)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 10,288 and 200,922 shares at June 30, 2007, and December 31, 2006, respectively	1,029	20,092
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 59,953,898 and 57,605,695 shares and outstanding 59,808,222 and 57,524,498 shares at June 30, 2007, and December 31, 2006, respectively	59,808	57,524
Premium on common stock	386,607	358,707
Retained earnings	514,785	469,824
Treasury stock, at cost, 29,975 and 31,957 shares at June 30, 2007, and December 31, 2006, respectively	(574)	(616)
Accumulated other comprehensive loss	(9,349)	(9,310)
Total common shareholders’ equity	951,277	876,129
Total shareholders’ equity	952,306	896,221
Total liabilities and shareholders’ equity	$2,637,487	$2,461,104
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006
Operating activities
Net income	$71,837	$35,364
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	41,893	36,117
Gain on sale of property, plant and equipment	-	(68)
Provision for doubtful accounts	816	1,546
Proceeds from sale of bankruptcy settlement claims	78,200	-
Return on equity investment in investee	1	4,578
Income from equity investments	(69,883)	(15,606)
Unearned/deferred compensation expense	5,027	1,981
ESOP expense	1,481	656
Allowance for other funds used during construction	(12,163)	(2,041)
Amortization of investment tax credits	(717)	(766)
Net deferred income taxes	(3,018)	(148)
Deferred fuel costs	(16,111)	11,090
(Gain) loss on economic hedges	(1,229)	2,390
Cash surrender value of company-/trust-owned life insurance	(1,015)	(399)
Changes in assets and liabilities:
Accounts receivable, net	(27,194)	3,793
Accounts and notes receivable, affiliate	(4,083)	(7,179)
Unbilled revenue	(3,802)	(5,089)
Fuel, materials and supplies inventory	(3,999)	(29,347)
Accounts payable	410	(43,147)
Prepayments	1,382	(505)
Accounts and notes payable, affiliate	(3,390)	7,538
Retainage payable	(10,990)	2,257
Customer deposits	3,063	3,464
Regulatory assets and liabilities, net	10,431	(46,083)
Other deferred accounts	(7,434)	3,277
Taxes accrued	24,448	21,968
Interest accrued	4,590	413
Margin deposits	12,292	(20,510)
Other, net	1,664	4,309
Net cash provided by (used in) operating activities	92,507	(30,147)
Investing activities
Additions to property, plant and equipment	(220,062)	(72,362)
Allowance for other funds used during construction	12,163	2,041
Proceeds from sale of property, plant and equipment	250	429
Return of equity investment in investee	95	1,925
Equity investment in investee	(2,220)	(7,026)
Premiums paid on company-/trust-owned life insurance	(1,263)	(1,815)
Transfer of cash from restricted accounts	24,359	-
Net cash used in investing activities	(186,678)	(76,808)
Financing activities
Stock issuance costs	(93)	-
Conversion of options to common stock	7,092	2,010
Issuance of common stock under the ESOP	424	814
Stock based compensation tax benefit	950	154
Retirement of long-term obligations	(25,163)	(10,162)
Issuance of long-term debt	125,000	-
Deferred financing costs	(917)	(787)
Change in ESOP trust	-	1,668
Dividends paid on preferred stock	(435)	(1,336)
Dividends paid on common stock	(26,351)	(22,597)
Net cash provided by (used in) financing activities	80,507	(30,236)
Net decrease in cash and cash equivalents	(13,664)	(137,191)
Cash and cash equivalents at beginning of period	192,471	219,153
Cash and cash equivalents at end of period	$178,807	$81,962
Supplementary cash flow information
Interest paid	$22,800	$21,526
Income taxes paid	$15,000	$212
Supplementary non-cash investing and financing activities
Issuance of treasury stock – LTICP and ESOP plans	$42	$52
Issuance of common stock – LTICP/ESOP/ESPP (1)	$20,699	$3,032
Return of equity investment in investee	$78,200	$-
Accrued additions to property, plant and equipment not reported above	$53,098	$39,976
(1)Includes conversion of preferred stock to common stock ($19,063/2007, $1,640/2006)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

Cleco Power
These unaudited condensed financial statements should be read in conjunction with Cleco Power’s Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  For more information on the basis of presentation, see “Notes to the Unaudited Condensed Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

CLECO POWER

Condensed Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006
Operating revenue
Electric operations	$251,909	$241,286
Other operations	7,922	7,883
Affiliate revenue	515	512
Operating revenue	260,346	249,681
Operating expenses
Fuel used for electric generation	51,312	57,990
Power purchased for utility customers	115,592	97,696
Other operations	22,965	24,432
Maintenance	14,270	13,591
Depreciation	19,622	15,301
Taxes other than income taxes	9,584	9,887
Total operating expenses	233,345	218,897
Operating income	27,001	30,784
Interest income	1,060	1,793
Allowance for other funds used during construction	7,032	1,372
Other income	190	124
Other expense	(454)	(300)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	12,014	9,417
Allowance for borrowed funds used during construction	(2,388)	(493)
Total interest charges	9,626	8,924
Income before income taxes	25,203	24,849
Federal and state income taxes	6,531	7,802
Net income	$18,672	$17,047
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

CLECO POWER

Condensed Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006
Operating revenue
Electric operations	$464,929	$452,275
Other operations	17,182	14,432
Affiliate revenue	1,028	1,024
Gross operating revenue	483,139	467,731
Electric customer credits	-	4,382
Operating revenue, net	483,139	472,113
Operating expenses
Fuel used for electric generation	106,808	106,353
Power purchased for utility customers	199,739	197,527
Other operations	48,576	42,052
Maintenance	23,997	18,938
Depreciation	39,383	30,526
Taxes other than income taxes	18,487	18,768
Total operating expenses	436,990	414,164
Operating income	46,149	57,949
Interest income	2,466	4,129
Allowance for other funds used during construction	12,163	2,041
Other income	284	190
Other expense	(797)	(625)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	23,729	18,623
Allowance for borrowed funds used during construction	(4,059)	(719)
Total interest charges	19,670	17,904
Income before income taxes	40,595	45,780
Federal and state income taxes	9,647	14,859
Net income	$30,948	$30,921
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

CLECO POWER

Condensed Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2007	AT DECEMBER 31, 2006
Assets
Utility plant and equipment
Property, plant and equipment	$1,883,499	$1,877,850
Accumulated depreciation	(893,585)	(868,516)
Net property, plant and equipment	989,914	1,009,334
Construction work in progress	496,812	288,455
Total utility plant, net	1,486,726	1,297,789
Current assets
Cash and cash equivalents	12,680	101,878
Restricted cash	-	24,361
Customer accounts receivable (less allowance for doubtful accounts of $702 in 2007 and $789 in 2006)	54,322	38,889
Other accounts receivable	33,687	28,399
Accounts receivable – affiliate	1,832	2,860
Unbilled revenue	22,184	18,382
Fuel inventory, at average cost	43,062	43,236
Material and supplies inventory, at average cost	40,059	34,755
Margin deposits	6,346	18,638
Risk management assets	3,518	39
Prepayments	2,874	3,713
Regulatory assets - other	18,905	17,453
Accumulated deferred fuel	52,988	77,435
Cash surrender value of life insurance policies	5,117	5,265
Other current assets	199	439
Total current assets	297,773	415,742
Prepayments	6,984	6,515
Regulatory assets and liabilities – deferred taxes, net	107,274	94,653
Regulatory assets – other	186,070	192,061
Other deferred charges	23,525	17,092
Total assets	$2,108,352	$2,023,852
Liabilities and member’s equity
Member’s equity	$677,169	$646,404
Long-term debt, net	644,257	519,341
Total capitalization	1,321,426	1,165,745
Current liabilities
Long-term debt due within one year	25,000	50,000
Accounts payable	134,865	128,411
Accounts payable – affiliate	10,016	35,469
Retainage	1,419	12,409
Customer deposits	26,063	25,312
Provision for rate refund	2	3,174
Taxes accrued	18,437	19,889
Interest accrued	21,368	7,707
Accumulated deferred taxes, net	19,772	22,582
Risk management liability	25,339	55,931
Regulatory liabilities - other	574	636
Other current liabilities	9,046	7,965
Total current liabilities	291,901	369,485
Deferred credits
Accumulated deferred federal and state income taxes, net	321,014	388,570
Accumulated deferred investment tax credits	13,383	14,100
Regulatory liabilities - other	16,306	5,827
Other deferred credits	144,322	80,125
Total deferred credits	495,025	488,622
Total liabilities and member’s equity	$2,108,352	$2,023,852
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

CLECO POWER

Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006
Operating activities
Net income	$30,948	$30,921
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	40,901	35,010
Gain on sale of property, plant and equipment	-	(68)
Provision for doubtful accounts	816	1,546
Unearned/deferred compensation expense	2,412	978
Allowance for other funds used during construction	(12,163)	(2,041)
Amortization of investment tax credits	(717)	(766)
Net deferred income taxes	(16,589)	(4,903)
Deferred fuel costs	(16,111)	11,090
(Gain) loss on economic hedges	(1,229)	2,390
Cash surrender value of company-owned life insurance	(75)	(215)
Changes in assets and liabilities:
Accounts receivable, net	(27,016)	2,167
Accounts and notes receivable, affiliate	1,105	(13,178)
Unbilled revenue	(3,802)	(5,089)
Fuel, materials and supplies inventory	(3,999)	(29,347)
Prepayments	840	(976)
Accounts payable	2,025	(38,798)
Accounts and notes payable, affiliate	(25,934)	19,585
Retainage payable	(10,990)	2,257
Customer deposits	3,063	3,464
Regulatory assets and liabilities, net	10,431	(46,083)
Other deferred accounts	(7,688)	2,445
Taxes accrued	6,134	10,966
Interest accrued	4,189	413
Margin deposits	12,292	(20,510)
Other, net	1,376	2,392
Net cash used in operating activities	(9,781)	(36,350)
Investing activities
Additions to property, plant and equipment	(214,642)	(72,194)
Allowance for other funds used during construction	12,163	2,041
Proceeds from sale of property, plant and equipment	250	429
Premiums paid on company-owned life insurance	(470)	(470)
Transfer of cash from restricted accounts	24,361	-
Net cash used in investing activities	(178,338)	(70,194)
Financing activities
Retirement of long-term obligations	(25,163)	(10,162)
Issuance of long-term debt	125,000	-
Deferred financing costs	(916)	(595)
Net cash provided by (used in) financing activities	98,921	(10,757)
Net decrease in cash and cash equivalents	(89,198)	(117,301)
Cash and cash equivalents at beginning of period	101,878	183,381
Cash and cash equivalents at end of period	$12,680	$66,080
Supplementary cash flow information
Interest paid	$19,300	$17,983
Income taxes paid	$-	$189
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment not reported above	$53,098	$39,976
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

Index to Applicable Notes to the Unaudited Condensed Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 3	Disclosures about Segments	Cleco Corporation
Note 4	Equity Investment in Investees	Cleco Corporation
Note 5	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 6	Restricted Cash	Cleco Corporation and Cleco Power
Note 7	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 8	Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 9	Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 10	Preferred Stock	Cleco Corporation
Note 11	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 12	Income Taxes	Cleco Corporation and Cleco Power
Note 13	Deferred Fuel and Purchased Power Costs	Cleco Corporation and Cleco Power
Note 14	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 15	Debt	Cleco Corporation and Cleco Power
Note 16	Calpine Bankruptcy	Cleco Corporation
Note 17	Subsequent Event	Cleco Corporation

Notes to the Unaudited Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated condensed financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Through a review of equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of one of its indirect, wholly owned subsidiaries and two of its wholly owned subsidiaries.  Evangeline, Perryville, and Attala are considered variable interest entities.  In accordance with FIN 46R, Cleco reports its investment in these entities on the equity method of accounting.  As a result, the assets and liabilities of these entities are represented by one line item corresponding to Cleco’s equity investment in these entities.  The pre-tax results of operations of these entities are reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income.  For additional information on the operations of these entities, see Note 4 — “Equity Investment in Investees.”

Basis of Presentation
The condensed consolidated financial statements of Cleco Corporation and the condensed financial statements of Cleco Power have been prepared pursuant to the rules and regulations of the SEC.  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although Cleco believes that the disclosures are adequate to make the information presented not misleading.
The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The unaudited financial information included in the condensed financial statements of Cleco Corporation and Cleco Power reflects all adjustments of a normal recurring nature which are, in the opinion of the management of Cleco Corporation and Cleco Power, necessary for a fair statement of the financial position and the results of operations for the interim periods. Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors and is not indicative necessarily of the results that may be expected for the full fiscal year.  For more information on recent accounting standards and their effect on financial results, see Note 5 — “Recent Accounting Standards.”

Reclassifications
Certain reclassifications have been made to prior period financial statements to conform them to the presentation used in the current year’s financial statements. These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.

Risk Management
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes the potential change arising from changes in interest rates and the commodity market prices of power and natural gas on different energy exchanges. Cleco’s Risk Management Committee has the authority to approve the use of various derivative instruments, including futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas. Cleco

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.
Cleco Power has entered into certain financial transactions it considers economic hedges to mitigate the risk associated with the fixed-price power to be provided to a wholesale customer through December 2010.  The economic hedges cover approximately 97% of the estimated daily peak hour power sales to the wholesale customer.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  For the three and six months ended June 30, 2007, and June 30, 2006, the following gains and losses related to these economic hedge transactions were recorded in other operations revenue.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006	2007	2006
Realized gain (loss)	$44	$(143)	$(17)	$(231)
Mark-to-market (loss) gain	(230)	(514)	1,229	(2,390)
Total (loss) gain	$(186)	$(657)	$1,212	$(2,621)

Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of risk management assets or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.  Based on market prices at June 30, 2007, and December 31, 2006, the net mark-to-market impact relating to these positions were losses of $21.8 million and $60.3 million, respectively.  Deferred losses relating to closed natural gas positions at June 30, 2007, and December 31, 2006, totaled $5.8 million and $8.0 million, respectively.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options and swap contracts.  These contracts/positions are used to mitigate the risks associated with the fixed-price power sales and volatility in customer fuel costs noted above.  At June 30, 2007, and December 31, 2006, Cleco Power had deposited collateral of $6.3 million and $18.6 million, respectively, to cover margin requirements relating to open natural gas futures, options and swap positions.
Cleco and Cleco Power maintain a master netting agreement policy and monitor credit risk exposure through review of counterparty credit quality, corporate-wide aggregate counterparty credit exposure and corporate-wide aggregate counterparty concentration levels.  Cleco actively manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and by requiring contractual guarantees, cash deposits or letters of credit from counterparties or their affiliates, as deemed necessary.  Cleco Power has agreements in place with various counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk for transactions entered into for risk management purposes.

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED JUNE 30,
			2007			2006
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$63,191			$23,329
Deduct: non-participating stock dividends (4.5% preferred stock)	12			12
Deduct: participating preferred stock dividends	-			413
Deduct: amount allocated to participating preferred	-			421
Basic earnings per share
Income from continuing operations	$63,179	59,490	$1.06	$22,483	50,054	$0.45
Loss from discontinued operations	-		-	(103)		-
Total basic net income applicable to common stock	$63,179	59,490	$1.06	$22,380	50,054	$0.45
Effect of Dilutive Securities
Add: stock option grants	-	126		-	107
Add: restricted stock (LTICP)	9	183		8	258
Add: convertible ESOP preferred stock	-	-		835	1,879
Diluted earnings per share
Income from continuing operations plus assumed conversions	$63,188	59,799	$1.05	$23,326	52,298	$0.44
Loss from discontinued operations	-			(103)		-
Total diluted net income applicable to common stock	$63,188	59,799	$1.05	$23,223	52,298	$0.44

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

				FOR THE SIX MONTHS ENDED JUNE 30,
			2007			2006
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$71,837			$35,554
Deduct: non-participating stock dividends (4.5% preferred stock)	23			23
Deduct: participating preferred stock dividends	412			863
Deduct: amount allocated to participating preferred	596			454
Basic earnings per share
Income from continuing operations	$70,806	58,585	$1.21	$34,214	49,956	$0.68
Loss from discontinued operations	-		-	(190)		-
Total basic net income applicable to common stock	$70,806	58,585	$1.21	$34,024	49,956	$0.68
Effect of Dilutive Securities
Add: stock option grants	-	128		-	96
Add: restricted stock (LTICP)	14	89		17	114
Add: convertible ESOP preferred stock	1,008	784		1,317	1,929
Diluted earnings per share
Income from continuing operations plus assumed conversions	$71,828	59,586	$1.20	$35,548	52,095	$0.68
Loss from discontinued operations	-		-	(190)		-
Total diluted net income applicable to common stock	$71,828	59,586	$1.20	$35,358	52,095	$0.68

There were no stock option grants excluded from diluted earnings per share in 2007, because the average market price was higher than the stock option grant exercise prices.
Stock option grants excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2006, presented in the table below, had exercise prices higher than the average market price.

	FOR THE THREE MONTHS ENDED JUNE 30,			FOR THE SIX MONTHS ENDED JUNE 30,
			2006			2006
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$ 22.69 – $ 24.25	$22.57	136,934	$ 22.25 – $ 24.25	$22.22	290,036

Stock-Based Compensation
At June 30, 2007, Cleco had one share-based compensation plan, the LTICP.  Options or restricted shares of stock, known as non-vested stock as defined by SFAS No. 123(R), common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
On January 26, 2007, Cleco granted 71,863 shares of non-vested stock and 55,249 common stock equivalent units to certain officers, key employees and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plan as shown in the following table:

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
		FOR THE THREE MONTHS ENDED JUNE 30,				FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006	2007	2006	2007	2006	2007	2006
Equity classification
Non-vested stock	$488	$669	$205	$299	$1,113	$969	$455	$489
Stock options	(14)	27	(9)	6	8	49	(5)	13
Non-forfeitable dividends	9	9	5	5	15	17	9	9
Total	$483	$705	$201	$310	$1,136	$1,035	$459	$511
Liability classification
Common stock equivalent units	$184	$98	$73	$40	$392	$211	$154	$85
Company funded participants income tax obligations	1,269	291	757	155	3,355	622	1,799	382
Total	$1,453	$389	$830	$195	$3,747	$833	$1,953	$467
Total pre-tax compensation expense	$1,936	$1,094	$1,031	$505	$4,883	$1,868	$2,412	$978
Tax benefit (excluding income tax gross-up)	$256	$309	$106	$135	$588	$480	$236	$229

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

Note 2 — Regulatory Assets and Liabilities

Cleco Power follows SFAS No. 71, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
The following chart summarizes Cleco Power’s regulatory assets and liabilities at June 30, 2007, and December 31, 2006:

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Regulatory assets and liabilities – deferred taxes, net	$107,274	$94,653
Deferred mining costs	$22,007	$20,096
Deferred storm restoration costs – Lili/Isidore	2,079	2,772
Deferred storm restoration costs – Katrina/Rita	135,198	138,935
Deferred interest costs	7,747	8,430
Deferred asset removal costs	585	562
Deferred postretirement plan costs	37,359	38,719
Regulatory assets – other	$204,975	$209,514
Deferred fuel transportation revenue	$(1,233)	$(1,566)
Deferred construction carrying costs	(15,647)	(4,897)
Regulatory liabilities - other	$(16,880)	$(6,463)
Deferred fuel and purchased power	52,988	77,435
Total regulatory assets and liabilities, net	$348,357	$375,139

Deferred Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  The regulatory asset represents costs to be collected from customers in future months.  The $24.4 million decrease in the regulatory asset for deferred fuel and purchased power costs is the result of a $38.4 million decrease in deferred losses associated with open natural gas hedge positions and $2.2 million of lower deferred losses on closed natural gas hedge positions, both due to increases in natural gas prices, partially offset by the deferral of $16.2 million in additional fuel and purchased power costs.  For additional information on deferred fuel and purchased power costs, see Note 13 — “Deferred Fuel and Purchased Power Costs.”  For additional information on natural gas hedges, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”

Deferred Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included acceptance of an LPSC Staff recommendation that Cleco Power collect from customers an amount equal to 75% of the LPSC jurisdictional portion of the carrying costs of capital during the construction phase of the unit.  In any calendar year during the construction period, the amount collected from customers is not to exceed 6.5% of Cleco Power’s projected retail revenues.  Cleco Power began collection of the carrying costs in May 2006.  For the three- and six-month periods ended June 30, 2007, Cleco Power has collected $6.2 million and $10.8 million, respectively.  A regulatory liability was established for the carrying costs due to the terms of the LPSC order which requires Cleco Power, as part of its next base rate application to recover Rodemacher Unit 3 ownership costs, to submit a plan to return to customers the carrying costs collected during the construction period.

Deferred Taxes
Cleco Power has recorded SFAS No. 109 net regulatory assets related to probable future taxes payable that will be recovered from customers through future rates.  Amounts recorded as regulatory assets are partially offset by deferred tax liabilities resulting from the regulatory requirement to flow through the current tax benefits to customers of certain accelerated deductions that are recovered from customers as they are paid.  The recovery periods for regulatory assets and liabilities are based on assets’ lives, which are typically 30 years or greater.  The amounts deferred are attributable to differences between book and tax recovery periods. The increase in regulatory assets relating to deferred taxes is primarily the result of the collection and deferral of carrying costs for Cleco Power’s construction of Rodemacher Unit 3.

Deferred Storm Restoration Costs
At June 30, 2007, Cleco Power had approximately $2.1 million and $135.2 million of unamortized storm restoration costs relating to damage caused by Tropical Storm Isidore and Hurricane Lili and damage caused by Hurricanes Katrina and Rita, respectively.  According to an agreement with the LPSC, approximately $8.2 million of restoration costs related to Isidore and Lili were recorded as a regulatory asset ($7.0 million in 2002 and $1.2 million in 2003) and are being amortized to maintenance expense over the six-year period which began in January 2003.  The restoration costs relating to Hurricanes Katrina and Rita were being amortized to depreciation expense based on the amounts collected monthly from customers through a surcharge, according to the terms of an interim rate increase approved by the LPSC.  The decrease of $4.4 million of deferred storm restoration costs is primarily the result of the amortization mentioned above.
In March 2007, after completing a review of Hurricanes Katrina and Rita restoration costs, Cleco Power and the LPSC Staff filed a settlement agreement allowing the recovery of essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs.  The agreement also allows Cleco Power to securitize the storm costs.  Through securitization, debt securities may be issued, the debt service of which will be paid from dedicated amounts collected from customers.  Management expects the securitization financing order to be approved by the LPSC in the third quarter of 2007.

Note 3 — Disclosures about Segments

Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by first-tier subsidiary. Reportable segments were determined by applying SFAS No. 131. Cleco’s reportable segments are Cleco Power and Midstream. The reconciling items in the following tables consist of the holding company, a shared services subsidiary, two transmission substations, and an investment

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

subsidiary.  Effective February 1, 2007, the ownership interests of Midstream’s transmission interconnection facilities were transferred to Cleco Corporation.  In accordance with SFAS No. 131, the prior period has been adjusted to reflect this change in organizational structure.
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco Corporation’s Board of Directors. Each reportable segment prepared budgets for 2007 that were presented to and approved by Cleco Corporation’s Board of Directors.
The financial results of Cleco’s segments are presented on an accrual basis. Management evaluates the performance of its segments and allocates resources to them based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives.  Material intercompany transactions occur on a regular basis.  These intercompany transactions relate primarily to joint and common administrative support services provided by Support Group.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED JUNE 30,

	CLECO		RECONCILING
2007 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$251,909	$-	$-	$-	$251,909
Other operations	7,922	4	53	(8)	7,971
Affiliate revenue	13	1,160	448	-	1,621
Intercompany revenue	502	-	11,416	(11,918)	-
Operating revenue	$260,346	$1,164	$11,917	$(11,926)	$261,501
Depreciation expense	$19,622	$79	$289	$-	$19,990
Interest charges	$9,626	$5,521	$2,336	$(5,494)	$11,989
Interest income	$1,060	$423	$6,600	$(5,494)	$2,589
Equity income from investees	$-	$70,755	$527	$-	$71,282
Federal and state income tax expense (benefit)	$6,531	$25,015	$(578)	$-	$30,968
Segment profit (1)	$18,672	$39,042	$5,477	$-	$63,191
Additions to long-lived assets	$121,070	$5,000	$286	$-	$126,356
Equity investment in investees	$-	$292,850	$92,171	$(73,894)	$311,127
Total segment assets	$2,108,352	$398,212	$508,172	$(377,249)	$2,637,487
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$63,191
	Unallocated items:
	Preferred dividends requirements			12
	Net income applicable to common stock			$63,179

	CLECO		RECONCILING
2006 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$241,286	$-	$-	$-	$241,286
Other operations	7,883	1	59	(14)	7,929
Affiliate revenue	12	1,138	587	-	1,737
Intercompany revenue	500	-	10,523	(11,023)	-
Operating revenue, net	$249,681	$1,139	$11,169	$(11,037)	$250,952
Depreciation expense	$15,301	$78	$335	$-	$15,714
Interest charges	$8,924	$4,645	$1,968	$(4,627)	$10,910
Interest income	$1,793	$-	$4,777	$(4,627)	$1,943
Equity income from investees	$-	$13,476	$1,757	$-	$15,233
Federal and state income tax expense	$7,802	$4,018	$1,708	$(69)	$13,459
Segment profit from continuing operations, net	$17,047	$3,870	$2,412	$-	$23,329
Loss from discontinued operations, net of tax		(103)	-	-	(103)
Segment profit (1)	$17,047	$3,767	$2,412	$-	$23,226
Additions to long-lived assets	$71,627	$5	$40	$-	$71,672
Equity investment in investees (2)	$-	$302,167	$4,969	$-	$307,136
Total segment assets (2)	$2,023,852	$325,157	$751,376	$(639,281)	$2,461,104
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$23,226
(2)Balances as of December 31, 2006	Unallocated items:
	Preferred dividends requirements			427
	Net income applicable to common stock			$22,799

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30,

	CLECO		RECONCILING
2007 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$464,929	$-	$-	$-	$464,929
Other operations	17,182	11	60	(13)	17,240
Affiliate revenue	25	2,146	911	-	3,082
Intercompany revenue	1,003	-	23,812	(24,815)	-
Operating revenue	$483,139	$2,157	$24,783	$(24,828)	$485,251
Depreciation expense	$39,383	$154	$551	$-	$40,088
Interest charges	$19,670	$10,563	$4,248	$(10,506)	$23,975
Interest income	$2,466	$423	$12,774	$(10,506)	$5,157
Equity income from investees	$-	$68,928	$955	$-	$69,883
Federal and state income tax expense	$9,647	$22,062	$1,402	$-	$33,111
Segment profit (1)	$30,948	$34,328	$6,561	$-	$71,837
Additions to long-lived assets	$220,807	$5,000	$420	$-	$226,227
Equity investment in investees	$-	$292,850	$92,171	$(73,894)	$311,127
Total segment assets	$2,108,352	$398,212	$508,172	$(377,249)	$2,637,487
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$71,837
	Unallocated items:
	Preferred dividends requirements			435
	Net income applicable to common stock			$71,402

	CLECO		RECONCILING
2006 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$452,275	$-	$-	$-	$452,275
Other operations	14,432	5	104	(16)	14,525
Electric customer credits	4,382	-	-	-	4,382
Affiliate revenue	24	2,188	976	-	3,188
Intercompany revenue	1,000	-	19,658	(20,658)	-
Operating revenue, net	$472,113	$2,193	$20,738	$(20,674)	$474,370
Depreciation expense	$30,526	$156	$676	$-	$31,358
Interest charges	$17,904	$8,876	$3,916	$(8,836)	$21,860
Interest income	$4,129	$-	$9,142	$(8,836)	$4,435
Equity income from investees	$-	$13,448	$2,158	$-	$15,606
Federal and state income tax expense	$14,859	$2,322	$2,516	$(124)	$19,573
Segment profit from continuing operations, net	$30,921	$599	$4,034	$-	$35,554
Loss from discontinued operations, net of tax	-	(190)	-	-	(190)
Segment profit (1)	$30,921	$409	$4,034	$-	$35,364
Additions to long-lived assets	$122,318	$13	$155	$-	$122,486
Equity investment in investees (2)	$-	$302,167	$4,969	$-	$307,136
Total segment assets (2)	$2,023,852	$325,157	$751,376	$(639,281)	$2,461,104
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$35,364
(2)Balances as of December 31, 2006	Unallocated items:
	Preferred dividends requirements			886
	Net income applicable to common stock			$34,478

Note 4 — Equity Investment in Investees

Equity investment in investees represents primarily Midstream’s $234.6 million investment in Acadia, owned 50% by APH and 50% by Calpine.  Equity investment in investees also represents a $76.4 million investment in other subsidiaries owned 100% by Cleco Corporation.  The remaining $0.1 million relates to equity investments which are less than 100% owned by Cleco Innovations LLC.
Cleco reports on the equity method of accounting its investment in Acadia, subsidiaries owned 100% by Cleco Corporation, and other investments held by Cleco Innovations LLC, in accordance with FIN 46R.  Under the equity method, the assets and liabilities of these entities are reported as equity investment in investees on Cleco Corporation’s Condensed Consolidated Balance Sheets.  The revenue and expenses (excluding income taxes) of these entities are netted and reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

The table below presents the equity income (loss) from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006
APH	$73,749	$11,903
Subsidiaries 100% owned by Cleco Corporation	(2,468)	3,380
Other	1	(50)
Total equity income	$71,282	$15,233

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006
APH	$71,354	$11,837
Subsidiaries 100% owned by Cleco Corporation	(1,462)	3,844
Other	(9)	(75)
Total equity income	$69,883	$15,606

For the three and six months ended June 30, 2006, APH’s equity income includes $12.2 million and $15.0 million, respectively, of draws against the $15.0 million letter of credit.  The letter of credit, of which APH was the beneficiary, was posted by Calpine to support its obligations under the Calpine Tolling Agreements.
For the three and six months ended June 30, 2007, APH’s equity income includes net proceeds of $78.2 million from the settlement of the Calpine bankruptcy claims.  For more information on these claims, see Note 16 — “Calpine Bankruptcy.”

Acadia
Cleco’s current assessment of its maximum exposure to loss at June 30, 2007, consists of its equity investment of $234.6 million.
The table below presents the components of Midstream's equity investment in Acadia.

	AT JUNE 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2007	2006
Contributed assets (cash and land)	$250,612	$250,612
Income before taxes	98,852	105,698
Capitalized interest and other	19,469	19,469
Less: Cash distributions	134,264	136,464
Total equity investment in investee	$234,669	$239,315

Midstream’s equity, as reported on the balance sheet of Acadia at June 30, 2007, was $266.5 million.  The difference of $31.9 million between the equity investment in investee of $234.6 million as shown in the table above and Midstream’s equity includes $19.5 million of interest capitalized on funds contributed to Acadia.  It also includes other miscellaneous charges related to the construction of the Acadia facility offset by $58.9 million which represents the difference between the accounting treatments used by the partnership entities to record the allocation of termination agreement income.  The remaining $7.5 million is due to the difference in accounting treatment of the letter of credit draws between Acadia and APH.  The cash distributions of $134.3 million were used to pay interest and repay principal on debt at Cleco Corporation relating to this investment.
In December 2005, the Calpine Debtors, including CES and the subsidiary which owns the other 50% of Acadia, filed voluntary petitions in the Calpine Debtors Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  In February 2006, APH drew $2.8 million against the $15.0 million Calpine letter of credit due to the default of CES under the tolling agreements.  In August 2006, APH drew the remaining $12.2 million available under Calpine’s $15.0 million letter of credit.  These amounts were reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income in the respective periods.
On April 23, 2007, Cleco announced that a settlement had been reached with Calpine that resolves issues surrounding the Calpine bankruptcy filing and its effect on the Acadia facility.  On May 9, 2007, the Calpine Debtors Bankruptcy Court approved the terms of the April 23, 2007, settlement agreement.  For additional information, see Note 16 — “Calpine Bankruptcy” and Note 17 — “Subsequent Event.”
The table below contains summarized financial information for Acadia.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Current assets	$6,669	$5,233
Property, plant and equipment, net	433,815	437,281
Total assets	$440,484	$442,514
Current liabilities	$9,746	$3,327
Partners’ capital	430,738	439,187
Total liabilities and partners’ capital	$440,484	$442,514

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006	2007	2006
Total revenue	$2,248	$42,204	$25,490	$59,496
Total operating expenses	11,614	41,751	39,652	64,772
Other income	464	1,737	470	1,741
(Loss) income before taxes	$(8,902)	$2,190	$(13,692)	$(3,535)

Income tax expense recorded on APH’s financial statements for the three and six months ended June 30, 2007, was $26.5 million and $23.6 million, respectively, compared to $2.7 million and $1.0 million for the three and six months ended June 30, 2006, respectively.  The increase in income tax expense at APH is primarily due to the settlement of the Calpine bankruptcy claims included in income for the three and six months ended June 30, 2007.

Subsidiaries 100% owned by Cleco Corporation
Cleco’s current assessment of its maximum exposure to loss at June 30, 2007, related to its 100% investment in Evangeline, Attala, and Perryville consists of its equity investment of $76.4 million.
The table below presents the components of Cleco Corporation’s equity investment in such entities.

	AT JUNE 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2007	2006
Contributed assets (cash)	$152,760	$152,760
Income before taxes	185,907	187,369
Less: distributions	262,229	272,414
Total equity investment in investee	$76,438	$67,715

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

The table below contains summarized financial information for Evangeline, Attala and Perryville.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Current assets	$22,308	$17,453
Accounts receivable - affiliate	17,254	5,159
Property, plant and equipment, net	183,304	185,958
Other assets	63,839	64,744
Total assets	$286,705	$273,314
Current liabilities	$26,302	$17,532
Accounts payable - affiliate	11,328	4,802
Long-term debt	172,965	177,064
Other liabilities	66,259	61,562
Member’s equity	9,851	12,354
Total liabilities and member’s equity	$286,705	$273,314

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006	2007	2006
Operating revenue	$14,296	$13,202	$25,365	$24,017
Operating expenses	8,433	4,654	13,043	9,733
Depreciation	1,299	1,299	2,585	2,607
Interest charges	6,255	4,204	10,777	8,361
Interest income	318	344	676	669
Other expense	1,095	9	1,098	141
(Loss) income before taxes	$(2,468)	$3,380	$(1,462)	$3,844

Since its inception, Cleco has had 100% ownership and voting interest of Evangeline.  All of the capacity and output of the power plant has been tolled to Williams, which pays Evangeline certain fixed and variable amounts.  In May 2007, The Williams Companies, Inc. agreed to sell substantially all of its power assets, including its tolling agreement with Evangeline, to Bear Energy LP.  The sale, which is subject to regulatory and other approvals, is expected to close no later than the fourth quarter of 2007, and is not expected to have an impact on operations.

Note 5 — Recent Accounting Standards

The Registrants adopted, or will adopt, the recent accounting standards listed below on their respective effective dates.
In February 2006, the FASB issued SFAS No. 155 which amends SFAS No. 133 and SFAS No. 140.  The provisions of this statement:

▪	permit fair value accounting for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation;
▪	clarify the exemption from SFAS No. 133 for certain interest-only and principal-only strips;
▪	establish a requirement to evaluate interests in securitized financial assets that contain an embedded derivative requiring bifurcation;
▪	clarify that concentrations of credit risk in the form of subordination are not embedded derivatives; and
▪	amend SFAS No. 140 as it relates to qualifying special-purpose entities and derivative financial instruments.

This statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of SFAS No. 155 did not have an impact on the financial condition or results of operations of the Registrants.
In March 2006, the FASB issued SFAS No. 156 which amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and liabilities.  This statement requires all separately recognized servicing assets and liabilities to be initially measured at fair value, requires fair value accounting for derivative instruments used to mitigate risks of the servicing assets and liabilities, and allows for the election to use fair value accounting for the servicing assets and liabilities in subsequent periods.  SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006.  The adoption of SFAS No. 156 did not have an impact on the financial condition or results of operations of the Registrants.
In July 2006, the FASB issued FIN 48, which provides guidance on accounting for uncertain tax positions.  FIN 48 allows recognition of those tax benefits that satisfy a greater than 50% probability threshold.  This interpretation requires each tax position to be evaluated using a two-step process.  The first step is a determination of the likelihood the position will be sustained upon examination based upon the technical merits of the position.  For tax positions that result from permanent differences between book and tax income, the company must evaluate the likelihood that the position will be sustained to determine whether a tax benefit can be recognized.  Once it is determined that a tax benefit can be recognized, the second step is to measure and record the tax benefit to be realized.  For tax positions that do not meet the requirements of the first step, no tax benefit should be recognized.  This interpretation also provides for the recognition and measurement of expected penalties and interest, as well as disclosure requirements about tax positions.  This interpretation is effective for fiscal years beginning after December 15, 2006.  For additional information regarding the impact the adoption of FIN 48 had on the financial condition and results of operations of the Registrants, see Note 12 — “Income Taxes.”
In September 2006, the FASB issued SFAS No. 157, which provides guidance on how companies should measure fair value when required for recognition or disclosure purposes under generally accepted accounting principles.  Specifically, SFAS No. 157 creates a common definition of fair value throughout generally accepted accounting principles, establishes a fair value hierarchy, and requires companies to make expanded disclosures about fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact this statement will have on the financial condition and results of operations of the Registrants.
In February 2007, the FASB issued SFAS No. 159, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

not otherwise required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact this statement will have on the financial condition and results of operations of the Registrants.
In April 2007, the FASB issued FSP No. FIN 39-1, which amends FIN 39.  The new guidance permits companies to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact this statement will have on the financial condition and results of operations of the Registrants.
In May 2007, the FASB issued FSP FIN 48-1, which provides three conditions that should be met for a tax position to be considered effectively settled with the applicable taxing authority.  The guidance in this FSP is effective upon the initial adoption of FIN 48.  Companies that have already adopted FIN 48, but have not yet applied FIN 48 in a manner that is consistent with this FSP, will be required to retrospectively apply the provisions of the FSP to the date of their initial adoption of FIN 48.  The adoption of this statement had no effect on the financial condition and results of operations of the Registrants.
In June 2007, the FASB ratified EITF No. 06-11.  This consensus requires companies to record the realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees to the additional paid-in capital pool.  This consensus is effective prospectively for dividends declared in fiscal years beginning after September 15, 2007.  This consensus may be adopted early in financial periods for which financial statements have not been issued.  Entities shall disclose the nature of any change in their accounting policy for income tax benefits of dividends on share-based payment awards resulting from the adoption of this guidance.  Management is currently evaluating the impact this consensus will have on the financial condition and results of operations of the Registrants.
In June 2007, the FASB ratified EITF No. 07-3.  This consensus requires companies that make non-refundable advance payments for future research and development activities to capitalize the payments until the goods have been delivered or the related services performed.  This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2007.  Earlier application is not permitted.  The adoption of this EITF is not expected to have a material impact to the financial condition and results of operations of the Registrants.

Note 6 — Restricted Cash

Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At June 30, 2007, and December 31, 2006, $0.1 million of cash was restricted under the Diversified Lands mitigation escrow agreement.  Also, at June 30, 2007, and December 31, 2006, less than $0.1 million and $24.4 million of cash, respectively, were restricted under the Cleco Power solid waste disposal bonds indenture.  Restricted cash at Cleco Power decreased $24.3 million compared to December 31, 2006, due to the release of funds for construction of the solid waste disposal facilities at Rodemacher Unit 3.

Note 7 — Electric Customer Credits

Earnings for the six months ended June 30, 2006, for Cleco and Cleco Power reflect reversals of previously accrued credits of $4.4 million under terms of a RSP established in an earnings review settlement with the LPSC in 1996.
The original terms of the 1996 LPSC earnings review settlement were extended without modification to September 30, 2006, through subsequent amendments and two approved one-year extensions.  As part of the settlement, Cleco Power was allowed to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity were credited to customers.  This effectively allowed Cleco Power the opportunity to realize a regulatory rate of return up to 12.625%.  The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually, based on results for each 12-month period ended September 30.  The 1996 LPSC settlement provided for such credits to be made on customers’ bills the following summer.
The $4.4 million reversal of previously accrued credits mentioned above was the result of two events.  The first event was the April 2006 settlement of issues raised in the LPSC’s review of Cleco Power’s RSP filings for the 12-month periods ended September 30, 2002, 2003, and 2004.  Under the terms of the settlement, Cleco Power refunded $1.3 million as credits on customers’ September 2006 utility bills and reversed, in the first quarter of 2006, previously accrued customer credits of $3.2 million.  The second event was the April 2006 filing by Cleco Power of its required monitoring report for the 12-month period ended September 30, 2005.  Based on the reassessment of amounts filed in this monitoring report, the results of the Staff’s review as discussed above, and projections for the year 2006, Cleco Power reversed in the first quarter of 2006 an additional $1.2 million of customer credits previously accrued for the 12-month periods ended September 30, 2005, and 2006.
In the first proceeding, the LPSC also reserved the right to further review Cleco Power’s calculation of working capital included in the filings for the 12-month periods ended September 30, 2002, 2003, and 2004.  Cleco Power reached an agreement of the working capital issue with the LPSC and refunded an additional $3.2 million of previously accrued customer credits to customers in March 2007.
The LPSC consultants completed the review of the 2005 monitoring report in March 2007.  Cleco Power received the

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

LPSC Staff’s report in April 2007, indicating that no refund is due based on the 2005 RSP filing.
Cleco Power filed its RSP monitoring report with the LPSC for the 12-month period ended September 30, 2006, on March 30, 2007.  The LPSC consultants have begun their review of the 2006 filing.  Cleco Power anticipates the review will be completed by the end of 2007.
Cleco Power’s Balance Sheets at June 30, 2007, and December 31, 2006, reflect the following accruals for estimated electric customer credits relating to the 12-month periods ended September 30, 2002, through September 30, 2007.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Provision for rate refund	$2	$3,174
Other deferred credits	1,933	1,933
Total customer credits	$1,935	$5,107

Amounts reported under the line item provision for rate refund at December 31, 2006, relate to the working capital issue mentioned above for the 12-month periods ended September 30, 2002, 2003, and 2004, that were refunded in March 2007.  The amounts reported under the line item other deferred credits relate to potential RSP and fuel audit issues and currently are not due.  All customer credits relating to Cleco Power’s RSP were recorded as a reduction in revenue due to the nature of the credits.  The accruals are based upon the original 1996 settlement, the modified terms of the RSP extension, the resolution of the 2001-2002 fuel audit which was settled in 2004, annual issues as agreed to between Cleco and the LPSC, and Cleco’s assessment of issues that remain outstanding.
In July 2006, Cleco Power’s request for an extension of the RSP to the in-service date of Rodemacher Unit 3, targeted for the fourth quarter of 2009, was approved by the LPSC with several modifications to the terms of the original RSP.  Effective October 1, 2006, Cleco Power began operating under the new RSP, which allows Cleco Power to earn a maximum regulated return on equity of 11.65%.  This maximum return is based on a return on equity of 11.25%, with any regulated earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio.  All regulated earnings over 12.25% will be returned to customers.  The terms relating to the sharing of regulated earnings were modified by the LPSC in its order approving the recovery of storm restoration costs discussed below.
In February 2006, the LPSC approved Cleco Power’s request to recover storm restoration costs incurred for Hurricanes Katrina and Rita.  As part of this approval, the LPSC required that effective during the interim recovery period (Phase I), which began with the May 2006 billing cycle, Cleco Power’s portion of the shared regulated earnings between the 12.25% and 13% allowed return on equity (between 11.25% and 12.25% effective October 1, 2006) be credited against outstanding Hurricanes Katrina and Rita storm restoration costs, rather than being shared between shareholders and customers.  In March 2007, as a result of Phase II of the LPSC Staff’s review of storm restoration costs, Cleco Power and the LPSC Staff filed a settlement agreement with the LPSC allowing the recovery of essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs.  As part of the agreement, Cleco Power will continue to forgo its share of any excess earnings calculated according to the terms of the current RSP (unless modified in a subsequent base rate proceeding).  For information concerning this agreement, see Note 2 — “Regulatory Assets and Liabilities.”  As of June 30, 2007, Cleco Power had not credited any earnings against storm restoration costs.

Note 8 — Litigation and Other Commitments and Contingencies

Other Litigation
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current wholesale municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court against Cleco Corporation, Cleco Power, and certain other subsidiaries.  The lawsuit alleges unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts.  The lawsuit was removed to and currently is pending in the U.S. District Court for the Western District of Louisiana.  Cleco filed responses which include claims for unspecified amounts owed by the City to Cleco.  On January 13, 2006, Cleco and the City agreed upon guidelines whereby an audit and subsequent mediation of the disputed transactions would be performed.  On February 21, 2006, the court designated KPMG LLP (KPMG) to examine the claims made by both parties and subsequently serve as the mediator.  On February 23, 2007, KPMG delivered a preliminary audit report to outside counsel for each party.  Pursuant to a court order, the report’s distribution is limited and its contents are confidential.  In March 2007, the parties met to mediate the dispute and have agreed to continue to negotiate a framework for resolution of the dispute under the supervision of the mediator and the U.S. District Judge. The presiding judge reviewed the mediation with the parties on June 5, 2007, and extended the mediation to September 5, 2007.  Management believes the dispute will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.
Cleco is involved in regulatory, environmental, and legal proceedings before various courts, regulatory commissions, and governmental agencies regarding matters arising in the ordinary course of business.  Some of these proceedings, such as fuel review and environmental issues, could involve substantial amounts.  Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  Management believes the disposition of these matters will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.  Cleco has been named as a defendant in two lawsuits by individuals who claimed injury due to asbestos exposure.  These two lawsuits were dismissed by the trial court; however, the claimants

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

appealed the trial court’s dismissal.  On March 21, 2007, the appeals court affirmed the trial court’s dismissal.  The claimants filed a request for review of the appeals court decision with the Louisiana Supreme Court.  On June 15, 2007, the Louisiana Supreme Court denied the claimants’ request for review.

Off-Balance Sheet Commitments
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates). Cleco Corporation entered into these off-balance sheet commitments in order to entice desired counterparties to contract with its affiliates by providing some measure of credit assurance to the counterparty in the event Cleco’s affiliates do not fulfill certain contractual obligations. If Cleco Corporation had not provided the off-balance sheet commitments, the desired counterparties may not have contracted with Cleco’s affiliates or may have contracted with them at terms less favorable to its affiliates.
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of June 30, 2007, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT JUNE 30, 2007
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Guarantee issued to Tenaska on behalf of Cleco Evangeline	5,000	-	5,000	5,000
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	525	-	525	-
Obligations under the Lignite Mining Agreement	17,215	-	17,215	-
Total	$317,040	$135,000	$182,040	$22,228

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of June 30, 2007, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed.  The discounted probability-weighted liability under the guarantees and indemnifications as of June 30, 2007, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith.  For additional information on this guarantee, see Note 9 — “Disclosures about Guarantees.”
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million, and the guarantees expire in 2009.
If Evangeline fails to perform certain obligations under its tolling agreement, Cleco Corporation will be required to make payments to the Evangeline Tolling Agreement counterparty. Cleco Corporation’s obligation under the Evangeline commitment is in the form of a standby letter of credit from investment grade banks and is limited to $15.0 million. Ratings triggers do not exist in the Evangeline Tolling Agreement. Cleco expects Evangeline to be able to meet its obligations under the tolling agreement and does not expect Cleco Corporation to be required to make payments to the counterparty. However, under the covenants associated with Cleco Corporation’s credit facility, the entire net amount of the Evangeline commitment reduces the amount that can be borrowed under the credit facility. The letter of credit for Evangeline is expected to be renewed annually until 2020.
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement.  This guarantee will be effective through the life of the agreement.
On June 13, 2007, Cleco Corporation issued a guarantee to Tenaska pursuant to a power replacement agreement between Evangeline and Tenaska.  The amount of the guarantee is $5.0 million, and the guarantee expires on December 31, 2007.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $0.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At June 30, 2007, Cleco Power’s 50% exposure for this obligation was approximately $17.2 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

				AT JUNE 30, 2007
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$166,515	$5,000	$1,400	$117,215	$42,900
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$182,040	$5,525	$1,400	$117,215	$57,900

Acadia
In May 2005, a detailed review of the gas and electric metering at the Acadia plant resulted in the discovery of a potential electric metering error whereby Acadia unknowingly generated excess power to its electric interconnections for the period beginning June 1, 2002, and ending May 31, 2005.  Acadia has made a claim against Cleco Power for the delivery of the excess generation for which it has not received compensation.  Cleco Power has evaluated the claim and communicated to Acadia that to the extent any unmetered power was generated, Entergy received the predominant benefit of that power and therefore Acadia’s claim, if any, primarily is against Entergy rather than Cleco Power.  Acadia has responded, insisting that its claim against Cleco Power is valid.  As such, in a letter dated July 19, 2006, Acadia demanded compensation from Cleco Power totaling approximately $4.5 million, allegedly representing the value of the energy delivered.  Cleco Power continues to assert that Acadia’s claim is against Entergy, not Cleco Power.  On April 23, 2007, Cleco announced that a settlement agreement had been reached with Calpine, subject to bankruptcy court approval, which resolves issues related to the Acadia power plant, including the potential electric metering error at the plant.  As part of that settlement, Calpine will sell APH the right to settle Acadia’s outstanding dispute with Cleco Power.  On May 9, 2007, the Calpine Debtors Bankruptcy Court approved the terms of the April 23, 2007, settlement agreement.  For more information on the Acadia settlement, see Note 16 — “Calpine Bankruptcy.”

Other Contingencies

General Electric Services Corporation
Cleco Power has entered into an operating lease agreement with General Electric Services Corporation for leasing of railcars in order to transport coal deliveries to its Rodemacher Power Station.  The lease contains a provision for early termination, along with an associated termination fee.  The termination provision can only be exercised in December 2010.  If exercised by Cleco Power, the termination fee would be approximately $1.4 million.  At this time, Cleco Power has no plans to early terminate this lease.

CBL Capital Corporation
Cleco Power has entered into an operating lease agreement with CBL Capital Corporation.  This is a master leasing agreement for company vehicles and other equipment.  The lease contains a provision for early termination, along with an associated termination fee.  At any time during the lease, Cleco Power may terminate the agreement.  The termination fee is based upon the unamortized residual value of the equipment under lease at the end of the month of termination.  The fee is decreased by any sale proceeds obtained by CBL Capital Corporation.  Cleco Power would be liable for 87% of the termination fee net of any sale proceeds.  Cleco Power’s maximum obligation at June 30, 2007, is approximately $4.1 million.  At this time, Cleco Power has no plans to terminate this lease prior to expiration of the lease term.

FERC Staff Investigation
In November 2005, after a review of Cleco’s October 2005 quarterly compliance report, the FERC Staff initiated a preliminary, non-public investigation into certain representations made by Cleco.  In response to data requests from the FERC Staff, Cleco provided information regarding those representations as well as compliance with the Code of Conduct and Compliance Plan contained in the Consent Agreement. The information primarily concerns the possible sharing of employees and information among Cleco’s subsidiaries, as well as the accuracy of information furnished to the FERC Staff in connection with reporting on compliance with the Consent Agreement.  On June 12, 2007, the FERC issued an order approving a Stipulation and Consent Agreement between Cleco and the FERC’s Office of Enforcement which completely resolved these matters.  The FERC’s investigation was terminated, and Cleco was released of any further claims arising from such investigation.  Cleco agreed to pay a one-time civil penalty of $2.0 million and adhere to a new one-year compliance plan.  At March 31, 2007, Cleco had fully reserved the civil penalty, and in June 2007, Cleco paid the penalty, the

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

payment of which may not be passed through, directly or indirectly, to any current or future customers or ratepayers.

Fuel Audit
On July 14, 2006, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit.  The audit commenced on July 26, 2006, and included fuel adjustment clause filings for January 2003 through December 2004.  Cleco Power has provided to the LPSC Staff all of the requested information. The audit is pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 which anticipates that an audit will be performed not less than every other year.  The LPSC Staff is performing this review, and Cleco Power expects a preliminary report to be issued when the review is complete. Management is unable to predict the results of the LPSC audit, which could require Cleco Power to refund previously recovered revenue and could result in a significant material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Other
Cleco has accrued for liabilities to third parties, employee medical benefits, storm damages, and deductibles under insurance policies that it maintains on major properties, primarily generation stations and transmission substations.
Consistent with regulatory treatment, annual charges to operating expenses to provide a reserve for future storm damages are based upon the average amount of noncapital, uninsured storm damages experienced by Cleco Power during the previous six years, excluding costs for Hurricanes Katrina and Rita.

Risks and Uncertainties

Cleco
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Williams
The credit ratings of the senior unsecured debt of The Williams Companies, Inc. (Moody’s – Ba2; Standard & Poor’s – BB), the parent company of Williams under the Evangeline Tolling Agreement, remain below “investment grade.”  The following list discusses some possible adverse consequences if Williams should fail to perform its obligations under the Evangeline Tolling Agreement:

▪
If Williams’ failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the entire outstanding principal amount ($180.9 million at June 30, 2007) and interest to be immediately due and payable, which could result in:

▪	Cleco seeking to refinance the bonds, the terms of which may be less favorable than existing terms;
▪	Cleco causing Evangeline to seek protection under federal bankruptcy laws; or
▪	the trustee of the bonds foreclosing on the mortgage and assuming ownership of the Evangeline plant;
▪	Cleco may not be able to enter into agreements in replacement of the Evangeline Tolling Agreement on terms as favorable as that agreement or at all;
▪	Cleco’s equity investment in Evangeline may be impaired, requiring a write-down to its fair market value, which could be substantial; and
▪	Cleco’s credit ratings could be downgraded, which would increase borrowing costs and limit sources of financing.

In May 2007, The Williams Companies, Inc. agreed to sell substantially all of its power assets, including its tolling agreement with Evangeline, to Bear Energy LP.  The sale, which is subject to regulatory and other approvals, is expected to close no later than the fourth quarter of 2007.  Management anticipates an improvement in Evangeline's senior secured debt rating due to the more favorable credit rating of Bear Stearns Companies, Inc.

CES
In December 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court and filed a motion with the court seeking to reject the Calpine Tolling Agreements.  For additional information about the Calpine bankruptcy and subsequent Acadia settlement, see Note 16 — “Calpine Bankruptcy.”
Although neither Acadia nor Cleco were required to record an impairment of their assets or equity investment at June 30, 2007, future events could cause the valuation of those assets or equity investment to be higher than market whereby an impairment would be required and Cleco’s financial condition would be adversely affected.

Other
Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions. Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, the credit ratings of Cleco Corporation and Cleco Power, the cash flows from routine operations and the credit ratings of project counterparties. If Cleco Corporation’s credit rating was to be downgraded by Moody’s or by Standard & Poor’s, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.

Cleco Power
Cleco Power supplies a portion of its customers’ electric power requirements from its own generation facilities.  In addition to power obtained from power purchase agreements, Cleco Power purchases power from other utilities and

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

marketers to supplement its generation at times of relatively high demand or when the purchase price of power is less than its own cost of generation. Because of its location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission when accessing external power markets.  At times, constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power‘s service territory.
Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions. Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, the credit ratings of Cleco Corporation and Cleco Power, the cash flows from routine operations and the credit ratings of project counterparties. If Cleco Power’s credit rating was to be downgraded by Moody’s or by Standard & Poor’s, Cleco Power would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.
Under the terms of the Amended EPC Contract, in the event Cleco Power does not maintain a senior unsecured credit rating of either: (i) Baa3 or better from Moody’s or (ii) BBB- or better from Standard  & Poor’s, Cleco Power will be required to provide a letter of credit to Shaw in the amount of $20.0 million.  In the event of further downgrade to both of its credit ratings to:  (i) Ba2 or below from Moody’s, and (ii) BB or below from Standard & Poor’s, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw.

Note 9 — Disclosures about Guarantees

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
Guarantees and indemnifications were issued in connection with the sale of the generation assets to Entergy Louisiana by Perryville.  These guarantees and indemnifications fall within the recognition scope of FIN 45 because they relate to the past performance, indemnity, representation, and warranty obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The potential length of these liabilities range from a five-year life to an indefinite life.  Each indemnification and guarantee was assigned a probability and an estimate of potential damages.  The maximum aggregate potential damages under the guarantees and indemnifications are $42.4 million (excluding maximum aggregate potential damages of $100.0 million for discharge of project debt discussed in more detail below and the indemnification of environmental matters to which there is no limit).  On June 30, 2005, Perryville paid all interest and principal owed under the Senior Loan Agreement, and on July 19, 2005, it exercised offset rights against MAI to satisfy its obligations of $98.7 million under the Subordinated Loan Agreement.  As a result, it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims against Perryville and trigger any actual obligation under the $100.0 million portion of the guarantee which terminates on June 30, 2010.  The discounted probability-weighted liability under the guarantees and indemnifications as of June 30, 2007, calculated in accordance with FIN 45, was $0.3 million.
Guarantees and indemnifications were issued in connection with the asset sales of Cleco Energy's oil and gas properties and natural gas pipelines.  These guarantees and indemnifications fall within the recognition scope of FIN 45, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The potential liabilities expire either after a two- or five-year life.  Each indemnification and guarantee was assigned probabilities and estimates of potential damages.  On September 15, 2006, the portion of the guarantee with a two-year life expired.  The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million.  The discounted probability-weighted liability under the guarantees and indemnifications as of June 30, 2007, was $0.1 million.  The buyers of the Cleco Energy assets would be entitled to amounts under the guarantees and indemnifications due to breach or default of performance of Cleco Energy under their respective sale agreements.  Cleco Corporation has guaranteed Cleco Energy’s indemnification obligations under the sale agreements.  Maximum potential payments under the Cleco Corporation guarantees are $1.4 million but are not within the recognition scope of FIN 45.
In its bylaws, Cleco Corporation has agreed to indemnify directors, officers, agents and employees who are made a party to a pending or completed suit, arbitration, investigation, or other proceeding whether civil, criminal, investigative or administrative, if the basis of inclusion arises as the result of acts conducted in the discharge of their official capacity. Cleco Corporation has purchased various insurance policies to reduce the risks associated with the indemnification. In its Operating Agreement, Cleco Power provides for the same indemnification as described above with respect to its managers, officers, agents, and employees.
Cleco Corporation has issued guarantees and a letter of credit to support the activities of Perryville, Attala, and Evangeline.  These commitments are not within the scope of FIN 45, since these are guarantees of performance by wholly owned subsidiaries.  For information regarding these commitments, see Note 8 — “Litigation and Other Commitments and Contingencies — Off-Balance Sheet Commitments.”
Under the Lignite Mining Agreement, Cleco Power and SWEPCO have agreed to pay the lignite miner’s loan and lease principal obligation.  For information on the Lignite Mining Agreement, see Note 8 — “Litigation and Other Commitments and Contingencies — Off-Balance Sheet Commitments.”
Generally, neither Cleco Corporation nor Cleco Power has recourse that would enable them to recover amounts paid under the guarantees. The one exception is the insurance

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

contracts associated with the indemnification of directors, managers, officers, agents and employees. There are no assets held as collateral for third parties that either Cleco Corporation or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees.

Note 10 — Preferred Stock

Within the ESOP, each share of Cleco Corporation 8.125% Convertible Preferred Stock Series 1991 (ESOP preferred stock) was convertible into 9.6 shares of Cleco Corporation common stock (Cleco common stock).  The annual dividend rate on a share of ESOP preferred stock was generally the higher of $8.125 per share or 9.6 times the annual dividend rate for a share of Cleco common stock.
At December 31, 2006, the ESOP had allocated 190,635 shares of ESOP preferred stock to 401(k) Plan participants.  In March 2007, in order to comply with provisions of the Pension Protection Act of 2006, 190,372 shares of ESOP preferred stock were converted into 1.8 million shares of Cleco common stock. The ESOP trustee holds the newly converted shares of Cleco common stock on behalf of the 401(k) Plan participants.
As a result of this conversion, total shareholders’ equity reported on Cleco Corporation’s Condensed Consolidated Balance Sheet at June 30, 2007, did not change. Cleco Corporation recorded a $19.1 million reduction in preferred stock with a corresponding increase in common shareholders’ equity.

Note 11 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees are covered by a noncontributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation. Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation.  No contributions to the pension plan were made during the six months ended June 30, 2007.  During 2007, a contribution is not expected to be required by funding regulations.  A discretionary contribution may be made during 2007; however, the decision by management to make a contribution and the amount, if any, has not been determined.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.  In July 2007, Cleco Corporation’s Board of Directors approved an amendment to the pension plan to provide that employees hired or rehired on or after August 1, 2007, will not be eligible for benefits under the pension plan.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco Corporation recognizes the expected cost of these benefits during the periods in which the benefits are earned.

The components of net periodic pension and other benefit cost for the three and six months ended June 30, 2007, and 2006, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006	2007	2006
Components of periodic benefit costs
Service cost	$1,910	$2,069	$355	$376
Interest cost	3,863	3,507	460	415
Expected return on plan assets	(4,748)	(4,851)	-	-
Transition obligation	-	-	5	5
Prior period service cost (benefit)	213	239	(515)	(527)
Net loss	467	1,143	250	221
Net periodic benefit cost	$1,705	$2,107	$555	$490

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006	2007	2006
Components of periodic benefit costs
Service cost	$3,820	$3,921	$710	$769
Interest cost	7,725	7,211	920	847
Expected return on plan assets	(9,495)	(9,143)	-	-
Transition obligation	-	-	10	10
Prior period service cost (benefit)	425	486	(1,030)	(1,033)
Net loss	935	1,272	500	433
Net periodic benefit cost	$3,410	$3,747	$1,110	$1,026

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the accrued liability of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the three and six months ended June 30, 2007, was $0.5 million and $1.1 million, respectively. The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the three and six months ended June 30, 2006, was $0.5 million and $1.1 million, respectively.
Cleco Corporation is the plan sponsor for the other benefits.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to other benefits reflected on Cleco Power’s Condensed Statements of Income for the three and six months ended June 30, 2007, was $0.5 million and $0.9 million, respectively.  The expense related to other benefits reflected on Cleco Power’s Condensed Statements of Income for the three and six months ended June 30, 2006, was $0.4 million and $0.9 million, respectively.

SERP
Certain key executives and key managers are covered by the SERP. The SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan. Cleco Corporation does not fund the SERP liability, but instead pays

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

for current benefits out of the general funds available. Cleco Power has formed a “rabbi trust” designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay SERP participants’ life insurance benefits, as well as future SERP payments. However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. No contributions to the SERP were made during the six months ended June 30, 2007, and 2006.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006	2007	2006
Components of periodic benefit costs
Service cost	$290	$350	$580	$690
Interest cost	438	425	875	793
Prior period service cost	12	13	25	27
Net loss	243	216	485	418
Net periodic benefit cost	$983	$1,004	$1,965	$1,928

The SERP has no assets, and liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to the SERP reflected on Cleco Power’s Condensed Statements of Income for the three and six months ended June 30, 2007, was $0.3 million and $0.5 million, respectively.  The expense related to the SERP reflected on Cleco Power’s Condensed Statements of Income for the three and six months ended June 30, 2006, was $0.2 million and $0.5 million, respectively.

401(k) Plan/ESOP
Most employees are eligible to participate in the 401(k) Plan, which was amended in April 1991 to include a leveraged ESOP.  The ESOP was established with 300,000 shares of ESOP preferred stock which served as Cleco Corporation’s match to employees’ 401(k) Plan contributions and funded dividend payments on allocated shares.  Compensation expense related to the 401(k) Plan was based upon the value of the shares of ESOP preferred stock allocated to 401(k) Plan participants and the amount of interest incurred by the ESOP, less dividends on unallocated shares held by the ESOP.
At March 31, 2006, substantially all of the shares of ESOP preferred stock were fully allocated to current and former 401(k) Plan participants. Beginning April 1, 2006, Cleco Corporation made matching contributions to, and funded dividend reinvestments by, 401(k) Plan participants with Cleco common stock.  Compensation expense related to the newly issued common shares is based upon the fair market value of the common stock issued to 401(k) Plan participants.  At June 30, 2007, and December 31, 2006, Cleco Corporation had issued 227,016 and 140,189 shares of Cleco common stock, respectively, to 401(k) Plan participants, including dividend reinvestments.
On March 26, 2007, the ESOP trustee converted all outstanding 190,372 shares of ESOP preferred stock into 1.8 million shares of Cleco common stock.  For more information on the conversion, see Note 10 — “Preferred Stock.”
The table below contains information about the 401(k) Plan and the ESOP:

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006
401(k) Plan expense	$601	$576
Dividend requirements to ESOP on convertible preferred stock	$-	$414
Interest incurred by ESOP on its indebtedness	$-	$-

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006
401(k) Plan expense	$1,499	$676
Dividend requirements to ESOP on convertible preferred stock	$411	$863
Interest incurred by ESOP on its indebtedness	$-	$8

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three and six months ended June 30, 2007, was $0.2 million and $0.4 million, respectively.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three and six months ended June 30, 2006, was $0.1 million and $0.2 million, respectively.  The expense related to the dividend requirements on the shares of ESOP preferred stock is reflected on Cleco Corporation’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007, and 2006.

Note 12 — Income Taxes

The following tables summarize the effective income tax rates for Cleco Corporation and Cleco Power for the three- and six- month periods ended June 30, 2007, and June 30, 2006.

	FOR THE THREE MONTHS ENDED JUNE 30,
	2007	2006
Cleco Corporation	32.9%	36.6%
Cleco Power	25.9%	31.4%

	FOR THE SIX MONTHS ENDED JUNE 30,
	2007	2006
Cleco Corporation	31.6%	35.5%
Cleco Power	23.8%	32.5%

Cleco Corporation’s and Cleco Power’s effective income tax rates for the three- and six-month periods ended June 30, 2007, decreased compared to the three- and six-month periods ended June 30, 2006, as shown in the tables above.  A common contributing factor includes the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3.  Tax rates also were affected by the relative size of pre-tax income related to this item.
Effective January 1, 2007, Cleco adopted the provisions of FIN 48 which provide guidance on accounting for uncertain

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

tax positions.  During 2006, Cleco included all interest related to uncertain tax positions as a component of tax expense and taxes payable.  Subsequent to the adoption of FIN 48, Cleco classified all interest related to uncertain tax positions as a component of interest expense and interest payable.  As of the second quarter of 2006, $(0.5) million of interest expense, net of the tax benefit, was included in tax expense and was not reclassified in the financial statements.  The total amount of interest associated with tax positions recognized on the balance sheets of Cleco Corporation and Cleco Power as of the date of adoption was $16.7 million and $10.2 million, respectively, and $23.4 million and $13.8 million as of June 30, 2007, respectively.  There was no additional interest expense recognized at the date of adoption.  The total amount of unrecognized tax benefits for Cleco Corporation and Cleco Power as of the date of adoption was $62.3 million and $30.9 million, respectively, and $92.0 million and $65.6 million as of June 30, 2007, respectively.  Approximately $33.1 million of the increase was mainly due to adjustments taken on the 2005 federal income tax return for an indirect cost study and a casualty loss deduction.  Approximately $1.3 million of the increase was due to a request for refund filed with the IRS due to the deduction for the tax life of street lights and meters from a 1997 cost segregation study.  In addition, approximately $0.9 million of the increase was due to current year activity for uncertain tax positions.  Partially offsetting these increases was $5.6 million attributable to a change in the estimate for the FIN 48 liability related to Evangeline tax depreciation.  Due to settlement discussions with the IRS, management believes that some of these unrecognized benefits may be recognized, resulting in an approximate $1.0 million benefit to tax expense.
The federal income tax years that remain subject to examination by the IRS are 2001-2006.  The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 1998-2006.
During the six months ended June 30, 2007, there were no decreases in unrecognized tax benefits relating to settlements or a lapse of the applicable statute of limitation, and there were no material changes to tax years that remain subject to examination by major tax jurisdictions.

Note 13 — Deferred Fuel and Purchased Power Costs

The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  For the three and six months ended June 30, 2007, approximately 96% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by the FERC. Deferred fuel and purchased power costs recorded at June 30, 2007, and December 31, 2006, were under-recoveries of $53.0 million and $77.4 million, respectively, and are scheduled to be collected from customers in future months.  The $24.4 million decrease in the unrecovered costs was primarily the result of a $38.4 million decrease in deferred losses associated with open natural gas hedge positions along with $2.2 million of lower deferred losses in closed natural gas hedge positions, both due to increases in natural gas prices since December 31, 2006.  The lower deferred losses were partially offset by the deferral of $16.2 million in additional fuel and purchased power costs.
For additional information on Cleco Power’s treatment of natural gas hedges, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”

Note 14 — Affiliate Transactions

Cleco has affiliate balances that were not eliminated as of June 30, 2007.  The balances were not eliminated due to the use of the equity method of accounting for Evangeline, Perryville, Attala, and Acadia.  At June 30, 2007, the payable to Evangeline was $3.8 million, and the payable to Perryville was $13.5 million.  Also, at June 30, 2007, the receivable from Evangeline was $0.8 million, the receivable from Perryville was $10.5 million, and the receivable from APH was $5.7 million.
Cleco Power has affiliate balances that are payable to or due from its affiliates.  At June 30, 2007, the payable to Cleco Corporation was $4.9 million, and the payable to Support Group was $5.1 million.  Also, at June 30, 2007, the receivable from Cleco Corporation was $0.6 million, the receivable from Support Group was $1.1 million, and the receivable from other affiliates was less than $0.1 million.

Note 15 — Debt

Long-term Debt
At June 30, 2007, and December 31, 2006, Cleco’s long-term debt outstanding was $644.3 million and $619.3 million, respectively.  The $25.0 million increase primarily was due to $125.0 million in draws against Cleco Power’s credit facility, classified as long-term debt.  This was partially offset by the reclassification of $100.0 million of 7.00% Senior Notes at Cleco Corporation to long-term debt due within one year.
During the first six months of 2007, Cleco Power repaid $10.0 million of 6.53% medium-term notes and $15.0 million of 7.50% medium-term notes, both at maturity.  These issues were classified as long-term debt due within one year; therefore, these repayments did not affect the total amount of long-term debt recorded.

Note 16 — Calpine Bankruptcy

Bankruptcy Proceedings
In December 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court.  CAH, a wholly owned subsidiary of Calpine, is one of the Calpine Debtors.  CAH owns a 50% interest in Acadia, and APH owns the other 50% interest in Acadia.  Acadia owns a 1,160-MW natural gas-fired power plant.
In December 2005, the Calpine Debtors filed a motion with the Calpine Debtors Bankruptcy Court seeking to reject the Calpine Tolling Agreements in addition to six other power supply contracts with other entities.  The rejection motion was referred to the U.S. District Court for the Southern District of

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

New York, and in January 2006, a federal judge dismissed the motion.  The Calpine Debtors have appealed the decision to the U.S. Court of Appeals for the Second Circuit, where it remains pending.
In March 2006, the Calpine Debtors Bankruptcy Court entered an order permitting Acadia to suspend its obligations to CES under the Calpine Tolling Agreements in view of CES’s non-performance of the agreements.

Settlement Agreement
On April 23, 2007, Cleco announced that a settlement agreement had been reached with Calpine, subject to the approval of the Calpine Debtors Bankruptcy Court, which resolves issues related to the Acadia power plant.  The settlement includes the fixing of Acadia’s claims against the Calpine Debtors and an agreement by the parties to certain bidding procedures (Bidding Procedures) which would govern the sale of CAH’s interest in Acadia and certain related assets (collectively, the CAH Assets).  On May 9, 2007, the Calpine Debtors Bankruptcy Court approved the terms of the settlement and entered orders approving the Claims Settlement Agreement and the Bidding Procedures.
The Claims Settlement Agreement addresses Acadia’s outstanding claims against the Calpine Debtors.  Under the Claims Settlement Agreement, Acadia received a pre-petition general unsecured claim against each of CES and Calpine (as guarantor of CES’s obligations under the Calpine Tolling Agreements) for $185.0 million, which takes into account prior draws made by APH under a letter of credit in the aggregate amount of $15.0 million.  Acadia made a dividend by assignment to APH for its portion of the claims.
On May 22, 2007, APH sold its claims of $85.0 million against CES and Calpine to JPMorgan Chase Bank, N.A. at 92% of face value.  The pre-tax proceeds from this sale were $78.2 million.
The Bidding Procedures Order sets forth the procedures governing the sale of the CAH Assets.  Under the Bidding Procedures Order, APH agreed to serve as the “stalking horse bidder” for the CAH Assets.  APH’s agreement is subject to certain terms and conditions, including payment to APH of a $2.9 million break-up fee in the event APH is not the successful purchaser.  APH and CAH entered into a purchase agreement whereby APH agreed to purchase the CAH Assets for $60.0 million plus assumed liabilities, subject to any higher or better offers which may be received by CAH in connection with the bankruptcy court sponsored auction. APH paid a $5.0 million initial deposit to an escrow agent at the time of the execution of the purchase agreement and an additional deposit of $5.0 million was paid on July 27, 2007.
The Calpine Debtors Bankruptcy Court approved the transfer of the operations, maintenance and project management functions of the Acadia power plant to Cleco Generation Services LLC, a wholly owned subsidiary of Midstream.  The transfer will occur upon the closing of the CAH asset sale, whether APH or another bidder is the successful purchaser at the auction.  A subsidiary of Calpine has been performing these functions since the Acadia power plant became operational.
At the closing of the sale, APH will also acquire, for $1.25 million (subject, in certain circumstances, to reduction), Calpine’s interest in Acadia’s claim against Cleco Power regarding a potential electric metering error at the Acadia power plant.

Note 17 — Subsequent Event

Acadia Auction Results
On July 30, 2007, CAH conducted an auction for the CAH Assets.  APH participated in the auction.  At the conclusion of the auction, Cajun Gas Energy, L.L.C. (Cajun), an affiliate of pooled investment funds managed by King Street Capital Management, L.L.C., emerged as the successful bidder, with a price of $189.0 million.  APH will receive payment from Cajun at the closing of Cajun’s purchase of CAH Assets in the amount of $85.0 million for the agreed upon value of the priority distribution, plus a $2.9 million break-up fee and other expense reimbursements not to exceed $350,000 under the Bidding Procedures Order.  This $85.0 million payment is separate from APH’s $85.0 million pre-petition unsecured claim that it sold on May 22, 2007.
A hearing for the Calpine Debtors Bankruptcy Court to consider the sale of the CAH Assets to Cajun was held on August 1, 2007.  The Calpine Debtors Bankruptcy Court approved the sale, and it is expected that an order will be entered in the near term finalizing the sale.  Once all regulatory approvals have been received, the sale is expected to be consummated during the fourth quarter of 2007.  APH will retain its 50% membership interest in Acadia.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and Cleco Corporation’s and Cleco Power’s Condensed Financial Statements contained in this Form 10-Q. The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2007, and June 30, 2006.

OVERVIEW

Cleco is a regional energy services holding company that conducts substantially all of its business operations through its two principal operating business segments:

▪	Cleco Power, an integrated electric utility services subsidiary regulated by the LPSC and the FERC, among other regulators, which also engages in energy management activities, and
▪	Midstream, a merchant energy subsidiary regulated by the FERC, that owns and operates a merchant generation station and invests in a joint venture that owns and operates a merchant generation station.

While management believes that Cleco remains a strong company, Cleco continues to focus on several significant factors affecting Cleco Power and Midstream as described below.

Cleco Power
Many factors affect the opportunities, challenges, and risks of Cleco Power's primary business of selling electricity.  These factors include the presence of a stable regulatory environment, which includes recovery of costs and maintenance of a competitive return on equity; the ability to achieve energy sales growth while containing costs; and the ability to recover costs related to growing demand and rising fuel prices and increasingly stringent regulatory and environmental standards.
As part of its plan to resolve long-term capacity needs, Cleco Power began construction of Rodemacher Unit 3 in May 2006, which, upon completion, will provide a portion of the utility’s future power supply needs and help stabilize customer fuel costs.  The project’s capital cost, including carrying costs during construction, is estimated at $1.0 billion.  Cleco Power anticipates the plant will be operational in the fourth quarter of 2009.  For additional information, see “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Rodemacher Unit 3.”
In 2005, Hurricanes Katrina and Rita caused catastrophic damage to the Gulf Coast region, including Cleco Power's service territory.  Storm restoration costs from Hurricanes Katrina and Rita are currently estimated to total $157.0 million, a decrease from the original estimate of $161.8 million filed with the LPSC.  In March 2007, Cleco Power and the LPSC Staff filed a settlement agreement allowing the recovery of storm restoration costs.  For additional information, see Item 1, “Financial Statements and Supplementary Data — Notes to the Unaudited Condensed Financial Statements — Note 2 — Regulatory Assets and Liabilities.”
Cleco Power is exploring the potential reimbursement of storm restoration costs from the U.S. Government to reduce the amount to be recovered from customers.  Cleco Power cannot predict with certainty that any reimbursement from the U.S. Government or securitization of costs will be approved or that any such financing can be consummated.  Previously, Cleco Power was exploring the possibility of financing the storm restoration costs with tax-exempt bonds through the Gulf Opportunities Zone Act of 2005 (the GO Zone Act).  The Louisiana State Bond Commission granted preliminary approval to Cleco Power for the issuance of up to $160.0 million of tax-exempt bonds under the GO Zone Act.  Currently, Cleco Power has identified certain projects in the Gulf Opportunities Zone areas to be completed by 2010 and has filed a supplemental application with the Louisiana Public Finance Authority to reduce the amount of bonds requested to $100.0 million, which would provide proceeds to fund capital expenditures in those identified areas.  It is not certain that final approval will be granted by the Louisiana State Bond Commission as a result of the limited supply of available GO Zone Act financing capacity.

Midstream
In December 2005, the Calpine Debtors filed for protection under Chapter 11 of the Bankruptcy Code and subsequently filed a motion with the Calpine Debtors Bankruptcy Court to reject the Calpine Tolling Agreements.  In March 2006, Acadia and CES executed amendments to the Calpine Tolling Agreements, which were approved by the Calpine Debtors Bankruptcy Court, permitting Acadia to suspend its obligations under the agreements.
On April 23, 2007, Cleco announced that a settlement, subject to bankruptcy court approval, had been reached with Calpine that resolves issues surrounding the Calpine bankruptcy filing.  On May 9, 2007, the Calpine Debtors Bankruptcy Court approved the terms of the April 23, 2007, settlement agreement.  Under the settlement, Acadia received a pre-petition general unsecured claim against Calpine of $185.0 million in connection with the Calpine Tolling Agreements and Calpine’s guaranty of those agreements.  Acadia made a dividend by assignment to APH for its portion of the claims.  On May 22, 2007, APH sold the claim of $85.0 million at 92% of face value.  Additionally, APH agreed to purchase Calpine’s ownership interest in Acadia for $60.0 million, subject to higher or better offers Calpine received in the bankruptcy court-sponsored auction.  The auction was held on July 30, 2007, and Cajun Gas Energy, L.L.C. (Cajun), an affiliate of pooled investment funds managed by King Street Capital Management, L.L.C., emerged as the successful bidder.  The Calpine Debtors Bankruptcy Court approved the sale to Cajun on August 1, 2007.  The Calpine Debtors Bankruptcy Court

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

approved the transfer of the operations, maintenance and project management functions of the Acadia facility to Midstream.  The transfer will occur upon the closing of the CAH asset sale to Cajun.  A subsidiary of Calpine has been performing these functions since the Acadia facility became operational.  For additional information on Acadia and the Calpine bankruptcy, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 16 — Calpine Bankruptcy and Note 17 — Subsequent Event.”
Cleco continues to assess the ongoing credit condition of the Evangeline Tolling Agreement counterparty, as Midstream’s merchant energy business is heavily dependent on the performance of this tolling agreement.  For additional information on the risks associated with this tolling agreement counterparty, see Item 1, “Financial Statements and Supplementary Data — Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation and Other Commitments and Contingencies — Risks and Uncertainties.”
Effective February 1, 2007, the ownership interests of Midstream’s transmission interconnection facilities were transferred to Cleco Corporation.  In accordance with SFAS No. 131, the net operating results for Midstream for the three and six months ended June 30, 2006, have been adjusted to reflect this organizational change.

Comparison of the Three Months Ended June 30, 2007, and 2006

Cleco Consolidated
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue, net	$261,501	$250,952	$10,549	4.20%
Operating expenses	236,422	221,536	(14,886)	(6.72)%
Operating income	$25,079	$29,416	$(4,337)	(14.74)%
Allowance for other funds used during construction	$7,032	$1,372	$5,660	412.54%
Equity income from investees	$71,282	$15,233	$56,049	367.94%
Interest charges	$11,989	$10,910	$(1,079)	(9.89)%
Federal and state income taxes	$30,968	$13,459	$(17,509)	(130.09)%
Net income applicable to common stock	$63,179	$22,799	$40,380	177.11%

Consolidated net income applicable to common stock increased $40.4 million, or 177.1%, in the second quarter of 2007 compared to the second quarter of 2006 primarily due to increased Midstream, Cleco Power, and corporate earnings.
Operating revenue, net increased $10.5 million, or 4.2%, in the second quarter of 2007 compared to the same period of 2006 largely as a result of higher fuel cost recovery revenue at Cleco Power.
Operating expenses increased $14.9 million, or 6.7%, in the second quarter of 2007 compared to the second quarter of 2006 primarily due to increased fuel costs and higher depreciation expense at Cleco Power.  The resulting change in operating income was primarily due to the higher depreciation expense at Cleco Power.
Allowance for other funds used during construction increased $5.7 million, or 412.5%, in the second quarter of 2007 compared to the same period of 2006 primarily due to increased construction activity at Rodemacher Unit 3.
Equity income from investees increased $56.0 million, or 367.9%, in the second quarter of 2007 compared to the same period of 2006 primarily due to increased equity earnings at APH, resulting from the settlement of Acadia’s pre-petition unsecured claims against CES and Calpine.
Interest charges increased $1.1 million, or 9.9%, in the second quarter of 2007 compared to the same period of 2006 primarily due to the accrual of interest related to uncertain tax positions at Cleco Power, which was previously reported in tax expense.
Federal and state income taxes increased $17.5 million, or 130.1%, during the second quarter of 2007 compared to the same period of 2006 primarily due to the $57.4 million increase in pre-tax income for the second quarter of 2007 compared to the same period of 2006.  The effective income tax rate decreased from 36.6% to 32.9% during the second quarter of 2007 compared to the same period of 2006, mainly due to the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue
Base	$90,213	$90,677	$(464)	(0.51)%
Fuel cost recovery	161,696	150,609	11,087	7.36%
Other operations	7,922	7,883	39	0.49%
Affiliate revenue	13	12	1	8.33%
Intercompany revenue	502	500	2	0.40%
Operating revenue, net	260,346	249,681	10,665	4.27%
Operating expenses
Fuel used for electricgeneration – recoverable	48,667	55,424	6,757	12.19%
Power purchased for utilitycustomers – recoverable	113,009	95,275	(17,734)	(18.61)%
Non-recoverable fuel andpower purchased	5,228	4,987	(241)	(4.83)%
Other operations	22,965	24,432	1,467	6.00%
Maintenance	14,270	13,591	(679)	(5.00)%
Depreciation	19,622	15,301	(4,321)	(28.24)%
Taxes other than incometaxes	9,584	9,887	303	3.06%
Total operating expenses	233,345	218,897	(14,448)	(6.60)%
Operating income	$27,001	$30,784	$(3,783)	(12.29)%
Interest income	$1,060	$1,793	$(733)	(40.88)%
Allowance for other funds used during construction	$7,032	$1,372	$5,660	412.54%
Interest charges	$9,626	$8,924	$(702)	(7.87)%
Federal and state income taxes	$6,531	$7,802	$1,271	16.29%
Net income	$18,672	$17,047	$1,625	9.53%

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

Cleco Power’s net income applicable to member’s equity in the second quarter of 2007 increased $1.6 million, or 9.5%, compared to the second quarter of 2006.  Contributing factors include:

▪	higher allowance for other funds used during construction,
▪	lower other operations expense, and
▪	lower effective income tax rate.

These were partially offset by:

▪	higher maintenance expense,
▪	higher depreciation expense,
▪	lower interest income, and
▪	higher interest charges.

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2007	2006	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	777	820	(5.24)%
Commercial	594	471	26.11%
Industrial	758	725	4.55%
Other retail	34	147	(76.87)%
Total retail	2,163	2,163	-
Sales for resale	117	114	2.63%
Unbilled	182	224	(18.75)%
Total retail and wholesale customer sales	2,462	2,501	(1.56)%

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$36,113	$37,529	(3.77)%
Commercial	22,654	17,844	26.96%
Industrial	14,077	13,773	2.21%
Other retail	1,427	5,726	(75.08)%
Storm surcharge	5,720	3,926	45.70%
Total retail	79,991	78,798	1.51%
Sales for resale	4,044	4,282	(5.56)%
Unbilled	6,178	7,597	(18.68)%
Total retail and wholesale customer sales	$90,213	$90,677	(0.51)%

During the third quarter of 2006, a review of customer rate schedules was performed by Cleco Power and certain other retail customers were reclassified to the commercial class of customers.  As a result of this reclassification, commercial electric sales increased 27.0%, as reflected in the chart above.  This reclassification had no impact on base revenue during the second quarter of 2007.
Cleco Power’s residential customers’ demand for electricity largely is affected by weather.  Weather generally is measured in cooling degree-days and heating degree-days.  A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating.  An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days, because alternative heating sources are more available.  Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of 30 years.
The following chart shows how cooling degree-days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE THREE MONTHS ENDED JUNE 30,
				2007 CHANGE
	2007	2006	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	922	1,074	898	(14.15)%	2.67%

Base
Base revenue during the second quarter of 2007 decreased $0.5 million, or 0.5%, compared to the same period in 2006. The decrease primarily was due to slightly lower retail and wholesale kWh sales, primarily from milder weather as compared to the same period in 2006.  Partially offsetting this decrease was the recovery of storm restoration costs through a monthly customer surcharge that began in May 2006.  These storm-related costs are being amortized to depreciation expense based on the amounts collected monthly from customers through this surcharge.
During the third and fourth quarters of 2007, Cleco Power is expected to begin providing service to expansions of current customers’ operations, as well as services to new commercial and industrial customers.  As a result of the expansions and new customers, the addition of 5 MWs, which approximates $0.6 million of base revenue annually, is expected during 2007.
In July 2007, a large industrial customer began operations of a cogeneration project.  The project is a 15-MW unit on site fueled by waste heat.  The project displaced the customer’s load of 12 MW, and the remaining 3 MW is being purchased by Cleco Power under a power purchase agreement.  The annual base revenue reduction from this customer is expected to be approximately $1.3 million.
During the second quarter of 2007, another industrial customer began construction of a cogeneration project.  This project is designed to displace 30-MW of the customer’s 38-MW load.  Potential annual base revenue reduction from this customer is expected to be between $2.0 and $3.0 million, depending on final contract terms.  This project is expected to be operational during the third quarter of 2008.
During the second quarter of 2007, Cleco Power received notification from one of its wholesale customers that it would be canceling its energy services agreement.  This agreement has a one-year notification; therefore, the annual base revenue reduction of approximately $0.7 million is expected to begin during the second quarter of 2008.
Cleco Power began selling fixed-priced power to a 30-MW wholesale customer on January 1, 2006.  As a result of the fixed-price contract, the new customer is expected to increase base revenue while potentially diluting earnings in years 2007 and 2008.  In years 2009 through 2012, Cleco Power anticipates earnings accretion related to this contract.  For additional information on Cleco’s energy commodity activities, see

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during the second quarter of 2007 compared to the same period in 2006 increased $11.1 million, or 7.4%, primarily due to increases in the per-unit cost of power purchased for utility customers and fuel used for electric generation.  Changes in fuel costs historically have not significantly affected Cleco Power’s net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 96% of Cleco Power’s total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC.  For information on Cleco Power’s ongoing 2003-2004 fuel audit, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation and Other Commitments and Contingencies — Fuel Audit.”

Operating Expenses
Operating expenses increased $14.4 million, or 6.6%, in the second quarter of 2007 compared to the same period of 2006. Fuel used for electric generation (recoverable) decreased $6.8 million, or 12.2%, primarily due to lower volumes of fuel used as a result of plant outages as compared to the same period of 2006.  Partially offsetting this decrease was higher per-unit costs of fuel used for electric generation.  Power purchased for utility customers (recoverable) increased $17.7 million, or 18.6%, largely due to higher per-unit costs and volumes of power purchased.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices.  However, other factors such as unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Other operations expense decreased $1.5 million, or 6.0%, primarily due to lower employee benefit costs, lower payroll and administrative expenses, and lower accruals for third party damage claims.  Maintenance expenses during the second quarter of 2007 increased $0.7 million, or 5.0%, compared to the same period of 2006 primarily due to $3.9 million of increased generation station maintenance work performed, partially offset by a $3.2 million reclassification of certain storm amortization costs to depreciation expense during the third quarter of 2006.  Depreciation expense increased $4.3 million, or 28.2%, primarily as a result of $3.9 million of storm amortization costs and $0.4 million of normal recurring additions to fixed assets.

Interest Income
Interest income decreased $0.7 million, or 40.9%, during the second quarter of 2007 compared to the same period of 2006 primarily due to lower average investment balances.  Lower investment balances were the result of construction payments for Rodemacher Unit 3 being partially funded by these investments.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $5.7 million, or 412.5%, during the second quarter of 2007 compared to the same period of 2006 primarily due to increased construction activity at Rodemacher Unit 3.  Allowance for other funds used during construction equaled 37.7% of Cleco Power’s net income for the second quarter of 2007, compared to 8.0% for the second quarter of 2006.

Interest Charges
Interest charges increased $0.7 million, or 7.9%, during the second quarter of 2007 compared to the same period of 2006 primarily due to the accrual of interest related to uncertain tax positions, which was previously reported in tax expense.  For additional information, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 12 — Income Taxes.”

Income Taxes
Income tax expense decreased $1.3 million, or 16.3%, during the second quarter of 2007 compared to the same period of 2006.  Cleco Power’s effective income tax rate decreased from 31.4% to 25.9% during the second quarter of 2007 compared to the same period of 2006. The decrease in the rate was primarily due to the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3.

Midstream
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue
Other operations	$4	$1	$3	300.00%
Affiliate revenue	1,160	1,138	22	1.93%
Operating revenue	1,164	1,139	25	2.19%
Operating expenses
Other operations	2,006	1,400	(606)	(43.29)%
Maintenance	601	537	(64)	(11.92)%
Depreciation	79	78	(1)	(1.28)%
Taxes other than incometaxes	77	65	(12)	(18.46)%
Total operatingexpenses	2,763	2,080	(683)	(32.84)%
Operating loss	$(1,599)	$(941)	$(658)	(69.93)%
Equity income from investees	$70,755	$13,476	$57,279	425.04%
Interest charges	$5,521	$4,645	$(876)	(18.86)%
Federal and state income tax expense	$25,015	$4,018	$(20,997)	(522.57)%
Loss from discontinued operations	$-	$(103)	$103	100.00%
Net income	$39,042	$3,767	$35,275	936.42%

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

Midstream’s net income applicable to member’s equity for the second quarter of 2007 increased $35.3 million, or 936.4%, compared to the second quarter of 2006.  Factors affecting Midstream during the second quarter of 2007 are described below.

Operating Expenses
Operating expenses increased $0.7 million, or 32.8%, in the second quarter of 2007 compared to the second quarter of 2006.  The increase largely was due to higher employee benefit costs and higher administrative expenses.

Equity Income from Investees
Equity income from investees increased $57.3 million, or 425.0%, in the second quarter of 2007 compared to the second quarter of 2006.  The increase was due to a $61.8 million increase in equity earnings at APH, partially offset by a $4.5 million decrease at Evangeline.  The increase in earnings at APH primarily was due to the settlement of Acadia’s pre-petition unsecured claims against CES and Calpine.  Partially offsetting this increase was the absence in the second quarter of 2007 of APH’s $12.2 million draw against the $15.0 million letter of credit issued by Calpine.  The decrease at Evangeline primarily was due to purchases of replacement power related to an outage at the facility, as well as higher interest charges and the write-off of obsolete equipment.  These decreases were partially offset by higher revenue from replacement energy.  As previously discussed, Midstream’s ownership interests in Perryville and Attala were transferred to Cleco Corporation effective February 1, 2007, and are no longer reported as equity income from investees on Midstream’s financial statements.  In accordance with SFAS No. 131, operating results for the second quarter of 2006 have been adjusted to reflect this new structure.  For additional information, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 3 — Disclosures about Segments.”

Interest Charges
Interest charges increased $0.9 million, or 18.9%, during the second quarter of 2007 compared to the same period of 2006 primarily due to a higher interest rate and a higher balance on affiliate debt relating to APH’s investment in Acadia.

Income Taxes
Income tax expense increased $21.0 million, or 522.6%, during the second quarter of 2007 compared to the same period of 2006 due to the $56.2 million increase in pre-tax income for the second quarter of 2007 compared to the same period of 2006.  Midstream’s effective income tax rate decreased from 50.9% to 39.1% during the second quarter of 2007 compared to the same period of 2006, mainly due to tax adjustments booked in 2006 and interest related to tax positions being accounted for as interest expense in 2007, compared to tax expense in 2006, as a result of the adoption of FIN 48.

Comparison of the Six Months Ended June 30, 2007, and 2006

Cleco Consolidated
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue, net	$485,251	$474,370	$10,881	2.29%
Operating expenses	442,521	418,979	(23,542)	(5.62)%
Operating income	$42,730	$55,391	$(12,661)	(22.86)%
Allowance for other funds used during construction	$12,163	$2,041	$10,122	495.93%
Equity income from investees	$69,883	$15,606	$54,277	347.80%
Other expense	$1,882	$859	$(1,023)	(119.09)%
Interest charges	$23,975	$21,860	$(2,115)	(9.68)%
Federal and state income taxes	$33,111	$19,573	$(13,538)	(69.17)%
Net income applicable to common stock	$71,402	$34,478	$36,924	107.09%

Consolidated net income applicable to common stock increased $36.9 million, or 107.1%, in the first six months of 2007 compared to the first six months of 2006 primarily due to increased Midstream and corporate earnings.
Operating revenue, net increased $10.9 million, or 2.3%, in the first six months of 2007 compared to the same period of 2006 largely as a result of higher base and fuel cost recovery revenue at Cleco Power.
Operating expenses increased $23.5 million, or 5.6%, in the first six months of 2007 compared to the first six months of 2006 primarily due to increased depreciation expense and other operations and maintenance expenses at Cleco Power.
Allowance for other funds used during construction increased $10.1 million, or 495.9%, in the first six months of 2007 compared to the same period of 2006 primarily due to increased construction activity at Rodemacher Unit 3.
Equity income from investees increased $54.3 million, or 347.8%, in the first six months of 2007 compared to the same period of 2006.  The increase primarily was due to increased equity earnings at APH, resulting from the settlement of Acadia’s pre-petition unsecured claims against CES and Calpine.
Other expense increased $1.0 million, or 119.1%, in the first six months of 2007 compared to the same period of 2006 primarily due to penalties related to the FERC Staff investigation that were accrued during the first quarter of 2007 and subsequently paid in June 2007.
Interest charges increased $2.1 million, or 9.7%, in the first six months of 2007 compared to the same period of 2006 primarily due to the accrual of interest related to uncertain tax positions at Cleco Power, which was previously reported in tax expense.
Federal and state income taxes increased $13.5 million, or 69.2%, during the first six months of 2007 compared to the same period of 2006 primarily due to the $49.8 million increase in pre-tax income for 2007 compared to the same period of 2006.  The effective income tax rate decreased from 35.5% to 31.6% during the first six months of 2007 compared to the same period of 2006, mainly due to the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

Results of operations for Cleco Power and Midstream are fully described below.

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue
Base	$168,289	$158,575	$9,714	6.13%
Fuel cost recovery	296,640	293,700	2,940	1.00%
Electric customer credits	-	4,382	(4,382)	(100.00)%
Other operations	17,182	14,432	2,750	19.05%
Affiliate revenue	25	24	1	4.17%
Intercompany revenue	1,003	1,000	3	0.30%
Operating revenue, net	483,139	472,113	11,026	2.34%
Operating expenses
Fuel used for electric generation – recoverable	102,034	101,575	(459)	(0.45)%
Power purchased for utility customers – recoverable	194,563	192,242	(2,321)	(1.21)%
Non-recoverable fuel and power purchased	9,950	10,063	113	1.12%
Other operations	48,576	42,052	(6,524)	(15.51)%
Maintenance	23,997	18,938	(5,059)	(26.71)%
Depreciation	39,383	30,526	(8,857)	(29.01)%
Taxes other than income taxes	18,487	18,768	281	1.50%
Total operating expenses	436,990	414,164	(22,826)	(5.51)%
Operating income	$46,149	$57,949	$(11,800)	(20.36)%
Interest income	$2,466	$4,129	$(1,663)	(40.28)%
Allowance for other funds used during construction	$12,163	$2,041	$10,122	495.93%
Interest charges	$19,670	$17,904	$(1,766)	(9.86)%
Federal and state income taxes	$9,647	$14,859	$5,212	35.08%
Net income	$30,948	$30,921	$27	0.09%

Cleco Power’s net income applicable to member’s equity in the first six months of 2007 slightly increased compared to the first six months of 2006.  Contributing factors include:

▪	higher base revenue,
▪	higher other operations revenue,
▪	higher allowance for other funds used during construction, and
▪	lower effective income tax rate.

These were partially offset by:

▪	absence of favorable customer credit adjustments,
▪	higher other operations and maintenance expenses,
▪	higher depreciation expense,
▪	lower interest income, and
▪	higher interest charges.

	FOR THE SIX MONTHS ENDED JUNE 30,
(MILLION kWh)	2007	2006	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,619	1,570	3.12%
Commercial	1,137	878	29.50%
Industrial	1,468	1,417	3.60%
Other retail	67	279	(75.99)%
Total retail	4,291	4,144	3.55%
Sales for resale	219	232	(5.60)%
Unbilled	112	141	(20.57)%
Total retail and wholesale customer sales	4,622	4,517	2.32%

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2007	2006	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$69,377	$67,869	2.22%
Commercial	44,949	34,790	29.20%
Industrial	27,711	27,156	2.04%
Other retail	2,868	11,223	(74.45)%
Storm surcharge	11,651	3,926	196.77%
Total retail	156,556	144,964	8.00%
Sales for resale	7,931	8,522	(6.93)%
Unbilled	3,802	5,089	(25.29)%
Total retail and wholesale customer sales	$168,289	$158,575	6.13%

During the third quarter of 2006, a review of customer rate schedules was performed by Cleco Power and certain other retail customers were reclassified to the commercial class of customers.  As a result of this reclassification, commercial electric sales increased 29.2%, as reflected in the chart above.  This reclassification had no impact on base revenue during the first six months of 2007.
The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2007 CHANGE
	2007	2006	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	950	693	1,026	37.09%	(7.41)%
Cooling degree-days	1,034	1,184	968	(12.67)%	6.82%

Base
Base revenue during the first six months of 2007 increased $9.7 million, or 6.1%, compared to the same period in 2006. The increase primarily was due to the recovery of storm restoration costs through a monthly customer surcharge that began in May 2006.  These storm-related costs are being amortized to depreciation expense based on the amounts collected monthly from customers through this surcharge.  Also contributing to the increase in base revenue were higher retail and wholesale kWh sales, primarily from colder winter weather as compared to the same period in 2006.
For information on the anticipated effects of changes in revenue from industrial and wholesale customer, see “— Comparison of the Three Months Ended June 30, 2007, and 2006 — Cleco Power — Base.”  For additional information on Cleco’s energy commodity activities, see Item 3, “Quantitative

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”
For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during the first six months of 2007 compared to the same period in 2006 increased $2.9 million, or 1.0%, primarily due to increases in the per-unit cost of fuel used for electric generation.  For information on Cleco Power’s ability to recover fuel and purchase power costs, see “— Comparison of the Three Months Ended June 30, 2007, and 2006 — Cleco Power — Fuel Cost Recovery.”

Electric Customer Credits
The $4.4 million change in electric customer credits is the result of the absence in the first six months of 2007 of favorable adjustments made during the first six months of 2006 related to prior RSP filing periods.  The potential refunds associated with the RSP are based on results for each 12-month period ended September 30.  For additional information on the accrual of electric customer credits, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 7 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $2.8 million, or 19.1%, in the first six months of 2007 compared to the first six months of 2006 primarily due to a $1.2 million mark-to-market gain in the first six months of 2007 as compared to a $2.4 million mark-to-market loss in the first six months of 2006 relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer.  These increases were partially offset by lower transmission services revenue. For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses increased $22.8 million, or 5.5%, in the first six months of 2007 compared to the same period of 2006. Fuel used for electric generation (recoverable) increased $0.5 million, or 0.5%, primarily due to higher per-unit costs of fuel used as compared to the same period of 2006.  Power purchased for utility customers (recoverable) increased $2.3 million, or 1.2%, largely due to higher volumes of purchased power, partially offset by lower per-unit costs of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices.  However, other factors such as unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Other operations expense increased $6.5 million, or 15.5%, primarily due to the absence in 2007 of the $3.5 million recognition of previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC's February 22, 2006, approval of Cleco Power's request to recover these storm restoration costs.  Also contributing to the increase were higher professional fees, higher employee benefit costs, and higher payroll and administrative expenses. Maintenance expenses during the first six months of 2007 increased $5.1 million, or 26.7%, compared to the same period of 2006 primarily due to the absence of the $3.0 million recognition of previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC’s February 22, 2006 order.  Also contributing to the increase was more generating station maintenance work performed during the first six months of 2007.  Partially offsetting these increases was the reclassification of certain storm amortization costs to depreciation expense during the third quarter of 2006.  Depreciation expense increased $8.9 million, or 29.0%, primarily as a result of $8.1 million of storm amortization costs and $0.8 million of normal recurring additions to fixed assets.

Interest Income
Interest income decreased $1.7 million, or 40.3%, during the first six months of 2007 compared to the same period of 2006 primarily due to lower average investment balances.  Lower investment balances were the result of construction payments for Rodemacher Unit 3 being partially funded by these investments.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $10.1 million, or 495.9%, during the first six months of 2007 compared to the same period of 2006 primarily due to increased construction activity at Rodemacher Unit 3.  Allowance for other funds used during construction equaled 39.3% of Cleco Power’s net income for the first six months of 2007, compared to 6.6% for the first six months of 2006.

Interest Charges
Interest charges increased $1.8 million, or 9.9%, during the first six months of 2007 compared to the same period of 2006 primarily due to the accrual of interest related to uncertain tax positions, which was previously reported in tax expense.  For additional information, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 12 — Income Taxes.”

Income Taxes
Income tax expense decreased $5.2 million, or 35.1%, during the first six months of 2007 compared to the same period of 2006, partially due to the $5.2 million decrease in pre-tax income for 2007 compared to the same period of 2006.  Cleco Power’s effective income tax rate decreased from 32.5% to 23.8% during the first six months of 2007 compared to the same period of 2006, mainly due to the flow-through of tax benefits associated with AFUDC equity recorded as a result of

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

the construction of Rodemacher Unit 3.  The tax rate is also affected by the relative size of this item to pre-tax income.

Midstream
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue
Other operations	$11	$5	$6	120.00%
Affiliate revenue	2,146	2,188	(42)	(1.92)%
Operating revenue	2,157	2,193	(36)	(1.64)%
Operating expenses
Other operations	3,206	2,523	(683)	(27.07)%
Maintenance	1,061	1,040	(21)	(2.02)%
Depreciation	154	156	2	1.28%
Taxes other than income taxes	132	122	(10)	(8.20)%
Total operating expenses	4,553	3,841	(712)	(18.54)%
Operating loss	$(2,396)	$(1,648)	$(748)	(45.39)%
Equity income from investees	$68,928	$13,448	$55,480	412.55%
Interest charges	$10,563	$8,876	$(1,687)	(19.01)%
Federal and state income tax expense	$22,062	$2,322	$(19,740)	(850.13)%
Loss from discontinued operations	$-	$(190)	$190	100.00%
Net income	$34,328	$409	$33,919	*
*Not meaningful

Midstream’s net income applicable to member’s equity for the first six months of 2007 increased $33.9 million compared to the first six months of 2006.  Factors affecting Midstream during the first six months of 2007 are described below.

Operating Expenses
Operating expenses increased $0.7 million, or 18.5%, in the first six months of 2007 compared to the first six months of 2006.  The increase largely was due to higher employee benefit costs and higher administrative expenses.

Equity Income from Investees
Equity income from investees increased $55.5 million, or 412.6%, in the first six months of 2007 compared to the first six months of 2006.  The increase was due to a $59.5 million increase in equity earnings at APH, partially offset by a $4.0 million decrease at Evangeline.  The increase in earnings at APH primarily was due to the settlement of Acadia’s pre-petition unsecured claims against CES and Calpine.  Partially offsetting this increase was the absence in 2007 of APH's draw against the $15.0 million letter of credit issued by Calpine.  The decrease at Evangeline primarily was due to purchases of replacement power related to an outage at the facility, as well as higher interest charges and the write-off of obsolete equipment.  These decreases were partially offset by higher revenue from replacement energy.  As previously discussed, Midstream’s ownership interests in Perryville and Attala were transferred to Cleco Corporation effective February 1, 2007, and are no longer reported as equity income from investees on Midstream’s financial statements.  In accordance with SFAS No. 131, operating results for the first six months of 2006 have been adjusted to reflect this new structure.  For additional information, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 3 — Disclosures about Segments.”

Interest Charges
Interest charges increased $1.7 million, or 19.0%, during the first six months of 2007 compared to the same period of 2006 primarily due to a higher interest rate and a higher balance on affiliate debt relating to APH’s investment in Acadia.

Income Taxes
Income tax expense increased $19.7 million, or 850.1%, during the first six months of 2007 compared to the same period of 2006 due to a $53.5 million increase in pre-tax income for 2007 compared to the same period of 2006.  Midstream’s effective income tax rate decreased from 79.5% to 39.1% during the first six months of 2007 compared to the same period of 2006, mainly due to tax adjustments booked in 2006 and interest related to tax positions being accounted for as interest expense in 2007, compared to tax expense in 2006, as a result of the adoption of FIN 48.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
At June 30, 2007, Moody’s outlook for both Cleco Corporation and Cleco Power was stable.  Standard & Poor’s ratings outlook for both companies was negative due to continued uncertainties surrounding Cleco’s merchant energy activities and risks associated with the construction of Rodemacher Unit 3.  If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s or Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to pay additional fees and higher interest rates under their bank credit and other debt agreements.
On May 22, 2007, Moody’s placed Evangeline’s Senior Secured Debt Rating of Ba2 under review for possible upgrade.  The rating action reflects the announced sale of Williams’ power business segment, including its tolling agreement with Evangeline, to Bear Energy LP.  The sale, which is subject to regulatory and other approvals, is expected to close no later than the fourth quarter of 2007.  Management anticipates an improvement in the project’s credit rating due to the more favorable credit rating of Bear Stearns Companies, Inc.
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Rodemacher Unit 3.  Under the terms of the Amended EPC Contract, in the event Cleco Power does not maintain a senior unsecured credit rating of either: (i) Baa3 or better from Moody’s or (ii) BBB- or better from Standard  & Poor’s, Cleco Power will be required to provide a letter of credit to Shaw in the amount of $20.0 million.  In the event of further downgrade to both of its credit ratings to:  (i) Ba2 or below from Moody’s, and (ii) BB or below from Standard &

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

Poor’s, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw.
With respect to any open power or gas positions that Cleco may initiate in the future, Cleco Corporation may be required to provide credit support (or pay liquidated damages).  The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price of power and gas, the changes in open power and natural gas positions, and changes in the amount counterparties owe Cleco.  Changes in any of these factors could cause the amount of requested credit support to increase or decrease.  For additional information, as well as a discussion of other factors affecting Cleco’s financial condition relating to its credit ratings, the credit ratings of its counterparties, and other credit-related risks, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks — Credit Ratings and Counterparties” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Debt
At June 30, 2007, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.  If Cleco Corporation were to default under the covenants in its various credit facilities, it would be unable to borrow additional funds under the facilities.  Further, if Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its credit facility. The bonds issued by Evangeline are non-recourse to Cleco Corporation, and a default on these bonds would not be considered a default under Cleco Corporation’s credit facility.  If Cleco Corporation’s credit rating were to be downgraded one level below investment grade, Cleco Corporation would be required to pay fees and interest at a rate of 0.45% higher than the current level for its $150.0 million credit facility.  A similar downgrade to the credit ratings of Cleco Power would require Cleco Power to pay fees and interest at a rate of 0.70% higher than the current level on its $275.0 million credit facility.

Cleco Consolidated
Cleco had no short-term debt outstanding at June 30, 2007, or December 31, 2006.  At June 30, 2007, Cleco’s long-term debt outstanding was $644.3 million compared to $619.3 million at December 31, 2006.  The $25.0 million increase was primarily due to $125.0 million in draws against Cleco Power’s credit facility, partially offset by the reclassification of $100.0 million of 7.00% Senior Notes at Cleco Corporation to long-term debt due within one year.  During the first six months of 2007, Cleco repaid $10.0 million of 6.53% medium-term notes and $15.0 million of 7.50% medium-term notes, both at maturity.  These issues were classified as long-term debt due within one year; therefore, these repayments did not affect the total amount of long-term debt recorded. For additional information, see “— Cleco Corporation (Holding Company Level)” and “— Cleco Power” below.
At June 30, 2007, and December 31, 2006, Cleco had a working capital surplus of $46.1 million and $152.6 million, respectively.  The $106.5 million decrease in working capital is primarily due to payment of dividends, increases in accruals for taxes and interest, additions to property, plant and equipment, including Rodemacher Unit 3, and the reclassification of long-term debt to long-term debt due within one year.  Partially offsetting the decrease was cash received from draws on Cleco Power’s credit facility, proceeds from the sale of the Calpine bankruptcy claims, and cash received from ongoing operations.
Cash and cash equivalents available at June 30, 2007, were $178.8 million combined with $277.8 million facility capacity ($127.8 million from Cleco Corporation and $150.0 million from Cleco Power) for total liquidity of $456.6 million.  Cash and cash equivalents decreased $13.7 million, when compared to December 31, 2006, largely due to repayment of debt, payment of dividends, an increase in customer accounts receivable, and additions to property, plant and equipment, including Rodemacher Unit 3.  This was partially offset by draws against Cleco Power’s credit facility, lower margin deposit requirements, and proceeds from the sale of the Calpine bankruptcy claims.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at June 30, 2007, or December 31, 2006.  At June 30, 2007, Cleco Corporation had $100.0 million of long-term debt due within one year related to its 7.00% Senior Notes due May 1, 2008.
Cleco Corporation’s $150.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.650%, including facility fees.
At June 30, 2007, off-balance sheet commitments reduced available borrowings by an additional $22.2 million, leaving available capacity of $127.8 million.  For more information about these commitments, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation and Other Commitments and Contingencies — Off-Balance Sheet Commitments.” An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco’s working capital needs.  This line of credit is available to either Cleco Corporation or Cleco Power.
Cash and cash equivalents available at June 30, 2007, were $92.5 million, combined with $127.8 million facility capacity, for total liquidity of $220.3 million. Cash and cash equivalents increased $2.0 million, when compared to December 31, 2006, largely due to the settlement of affiliate payables and receivables.  This was partially offset by the payment of dividends.

Cleco Power
Cleco Power had no short-term debt outstanding at June 30, 2007, or December 31, 2006.  At June 30, 2007, Cleco Power’s long-term debt outstanding was $644.3 million compared to $519.3 million at December 31, 2006.  The $125.0

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

million increase was due to $125.0 million in draws against Cleco Power’s credit facility during the second quarter of 2007.  During the first six months of 2007, Cleco Power repaid $10.0 million of 6.53% medium-term notes and $15.0 million of 7.50% medium-term notes, both at maturity.  These issues were classified as long-term debt due within one year; therefore, these repayments did not affect the total amount of long-term debt recorded.
Cleco Power’s $275.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 0.400%, including facility fees.
At June 30, 2007, $125.0 million was outstanding under Cleco Power’s $275.0 million, five-year facility with a weighted average interest rate of 5.64%.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs.  This line of credit is available to either Cleco Power or Cleco Corporation.
Cash and cash equivalents available at June 30, 2007, were $12.7 million, combined with $150.0 million facility capacity for total liquidity of $162.7 million. Cash and cash equivalents decreased $89.2 million, when compared to December 31, 2006 primarily due to repayment of debt, an increase in customer accounts receivable, and additions to property, plant and equipment, including Rodemacher Unit 3.  This was partially offset by draws against Cleco Power’s credit facility and lower margin deposit requirements.
Storm restoration costs from Hurricanes Katrina and Rita are currently estimated to total $157.0 million.  During 2006, the LPSC agreed to an interim increase in rates of $23.4 million annually over a ten-year period to recover approximately $161.8 million of estimated storm restoration costs, until a review of the costs by the LPSC was completed.  In March 2007, after completing this review, Cleco Power and the LPSC Staff filed a settlement agreement with the LPSC allowing the recovery of essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs.  The agreement also allows Cleco Power to securitize the storm costs and to recover debt service costs through a customer billing surcharge.  Management expects the securitization financing order to be approved by the LPSC in the third quarter of 2007.
Cleco Power is exploring the potential reimbursement of storm restoration costs from the U.S. Government to reduce the amount to be recovered from customers.  Cleco Power cannot predict with certainty that any reimbursement from the U.S. Government or securitization of costs will be approved or that any such financing can be consummated.  Previously, Cleco Power was exploring the possibility of financing the storm restoration costs with tax-exempt bonds through the GO Zone Act.  The Louisiana State Bond Commission granted preliminary approval to Cleco Power for the issuance of up to $160.0 million of tax-exempt bonds under the GO Zone Act.  Currently, Cleco Power has identified certain projects in the Gulf Opportunities Zone areas to be completed by 2010 and has filed a supplemental application with the Louisiana Public Finance Authority to reduce the amount of bonds requested to $100.0 million, which would provide proceeds to fund capital expenditures in those identified areas.  It is not certain that final approval will be granted by the Louisiana State Bond Commission as a result of the limited supply of available GO Zone Act financing capacity.
On February 22, 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included acceptance of an LPSC Staff recommendation that Cleco Power collect from customers an amount equal to 75% of the carrying costs of capital during the construction phase of the unit.  In addition to this recovery, Cleco Power plans to fund the construction costs related to Rodemacher Unit 3 by utilizing cash on hand, available funds from its credit facility, the issuance of long-term debt and equity contributions from Cleco Corporation.
The Louisiana State Bond Commission has approved the issuance of up to $200.0 million of tax-exempt bonds to finance the qualifying costs of the solid waste disposal facilities at Rodemacher Unit 3.  Thus far, a total of $152.9 million of qualifying costs at Rodemacher Unit 3 has been identified. A total of $60.0 million was allocated by the Governor’s office for issuance in 2006.  Cleco Power has applied to the Governor’s office for allocation in 2007 and can apply again in 2008, if necessary, up to the total amount of qualifying costs identified.  The $60.0 million of bonds allocated for 2006 were issued on November 21, 2006, by the Rapides Finance Authority, and Cleco Power agreed to pay the debt service on the bonds.  The fixed interest rate on the bonds is 4.70%, and the maturity date is November 1, 2036.  The bonds may be called at the option of the issuer at the direction of Cleco Power after November 1, 2016.

Midstream
Midstream had no short-term or long-term debt outstanding at June 30, 2007, or December 31, 2006.
APH had cash and cash equivalents of $73.6 million at June 30, 2007, compared to none at December 31, 2006.  The $73.6 million increase is due to the $78.2 million settlement of APH’s pre-petition unsecured claims against CES and Calpine that were subsequently sold, partially offset by payments made by APH relating to the settlement of such claims.
Evangeline, deconsolidated and no longer reported in Cleco Corporation’s consolidated results, had no short-term debt outstanding at June 30, 2007.  Evangeline did have $173.0 million and $177.1 million of long-term debt outstanding at June 30, 2007, and December 31, 2006, respectively, in the form of 8.82% Senior Secured Bonds due 2019.  In addition, Evangeline had $7.9 million and $7.6 million of long-term debt due within one year at June 30, 2007, and December 31, 2006, respectively, relating to these bonds.  The bonds issued by Evangeline are non-recourse to Cleco Corporation.

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

corporate purposes.  At June 30, 2007, and December 31, 2006, $31.9 million and $59.0 million of cash, respectively, was restricted.  At June 30, 2007, the $31.9 million of restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $31.8 million under the Evangeline senior secured bond indenture, and less than $0.1 million under the Cleco Power solid waste disposal bonds indenture.  Restricted cash at Cleco Power decreased $24.3 million compared to December 31, 2006, due to the release of funds for construction of the solid waste disposal facility at Rodemacher Unit 3.  Restricted cash at Evangeline decreased $2.7 million, however, the restricted cash at Evangeline is not included in Cleco Corporation’s Condensed Consolidated Balance Sheets at June 30, 2007, due to the deconsolidation of Evangeline.

Contractual Obligations and Other Commitments
Cleco, in the normal course of business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in the Consolidated Balance Sheets while other commitments, some firm and some based on uncertainties, are not reflected in the consolidated financial statements.  The obligations listed in the following table do not include amounts for ongoing needs for which no contractual obligation existed as of June 30, 2007, and represent only the projected future payments that Cleco was obligated to make relative to uncertain tax positions as of June 30, 2007.  For more information on Cleco’s uncertain tax positions, see Item 1, “Notes to the Unaudited Condensed Financial Statements – Note 12 — Income Taxes.”  For additional information regarding Cleco’s Contractual Obligations and Other Commitments, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Contractual Obligations and Other Commitments” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

AT JUNE 30,
UNCERTAIN TAX POSITIONS (THOUSANDS)	2007
Tax liability	$92,039
Interest	23,443
Total*	$115,482

Cleco Corporation (1)	$3,000
Cleco Power (2)	79,484
Midstream (3)	32,998
Total	$115,482
*Uncertain federal and state tax positions as of June 30, 2007, that will be settled at some future date with the IRS and Louisiana Department of Revenue.
(1)Includes interest of $3,000
(2)Includes interest of $13,848
(3)Includes interest of $6,596

Off-Balance Sheet Commitments
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates). Cleco Corporation entered into these off-balance sheet commitments in order to entice desired counterparties to contract with its affiliates by providing some measure of credit assurance to the counterparty in the event Cleco’s affiliates do not fulfill certain contractual obligations. If Cleco Corporation had not provided the off-balance sheet commitments, the desired counterparties may not have contracted with Cleco’s affiliates, or may have contracted with them at terms less favorable to its affiliates.
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of June 30, 2007, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT JUNE 30, 2007
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Guarantee issued to Tenaska on behalf of Cleco Evangeline	5,000	-	5,000	5,000
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	525	-	525	-
Obligations under the Lignite Mining Agreement	17,215	-	17,215	-
Total	$317,040	$135,000	$182,040	$22,228

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of June 30, 2007, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters, to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed.  The discounted probability-weighted liability under the guarantees and indemnifications as of June 30, 2007, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith.  For additional information on this guarantee, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 9 — Disclosures about Guarantees.”
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million, and the guarantees expire in 2009.
If Evangeline fails to perform certain obligations under its tolling agreement, Cleco Corporation will be required to make payments to the Evangeline Tolling Agreement counterparty. Cleco Corporation’s obligation under the Evangeline commitment is in the form of a standby letter of credit from investment grade banks and is limited to $15.0 million. Ratings triggers do not exist in the Evangeline Tolling Agreement. Cleco expects Evangeline to be able to meet its obligations under the tolling agreement and does not expect Cleco Corporation to be required to make payments to the counterparty. However, under the covenants associated with Cleco Corporation’s credit facility, the entire net amount of the Evangeline commitment reduces the amount that can be borrowed under the credit facility. The letter of credit for Evangeline is expected to be renewed annually until 2020.
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement.  This guarantee will be effective through the life of the agreement.
On June 13, 2007, Cleco Corporation issued a guarantee to Tenaska pursuant to a power replacement agreement between Evangeline and Tenaska.  The amount of the guarantee is $5.0 million, and the guarantee expires on December 31, 2007.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.  Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $0.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At June 30, 2007, Cleco Power’s 50% exposure for this obligation was approximately $17.2 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

		AT JUNE 30, 2007
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$166,515	$5,000	$1,400	$117,215	$42,900
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$182,040	$5,525	$1,400	$117,215	$57,900

Regulatory Matters

Wholesale Rates of Cleco
On February 16, 2007, the FERC issued Order No. 890 amending its regulations and the pro forma tariff (a FERC-approved document outlining rates, charges, rules and conditions under which a utility provides wholesale electric service) adopted in FERC Order Nos. 888 and 889 to address apparent deficiencies in the pro forma tariff and to standardize several industry practices relating to the provision of wholesale electric service.  The order became effective on March 14, 2007, and contained various implementation deadlines ranging from 30 days to one year.  Cleco Power is in the process of incorporating these new requirements and business practices into its operations.
In May 2006, the FERC issued a NOPR (Docket No. RM04-7-000) pursuant to Sections 205 and 206 of the Federal Power Act proposing to amend its regulations governing market-based rate authorizations for wholesale sales of electric energy, capacity and ancillary services by public utilities. In June 2007, the FERC issued Order No. 697 revising and redefining the agency’s current market power test, codifying restrictions on affiliate abuse and setting details on how it will handle mitigation where sellers cannot show a lack of market power.  The amended regulations had no impact on Cleco’s operations or financial condition.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

For additional information on the wholesale rates of Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Wholesale Rates of Cleco” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Retail Rates of Cleco Power
In March 2007, as a result of Phase II of the LPSC Staff’s review of storm restoration costs, Cleco Power and the LPSC Staff filed a settlement agreement allowing the recovery of essentially all Cleco Power’s Hurricanes Katrina and Rita storm costs, currently estimated to total $157.0 million.  Cleco Power is currently recovering these storm costs under an interim rate increase approved by the LPSC.  The settlement agreement also allows Cleco Power to securitize the amount of the storm costs and to fund and securitize a $50.0 million reserve for future, extraordinary storm damage costs.  Management expects the settlement agreement to be approved by the LPSC in the third quarter of 2007.
In April 2006, the LPSC approved a recommendation of the LPSC Staff requiring Cleco Power to refund $1.3 million to customers relating to Cleco Power’s RSP filings for the 12-month periods ended September 30, 2002, 2003, and 2004.  Cleco Power refunded the amount as credits on customers’ September 2006 utility bills.  However, the LPSC also reserved the right to further review Cleco Power’s calculation of working capital included in the filings for the 12-month periods ended September 30, 2002, 2003, and 2004.  Cleco Power reached an agreement of the working capital issue with the LPSC in March 2007 and refunded to customers an additional $3.2 million of previously accrued customer credits in the same month.
In March 2007, the LPSC consultants completed the review of Cleco Power’s RSP monitoring report for the 12-month period ended September 30, 2005.  Cleco Power received the LPSC Staff’s report in April 2007 indicating that no refund is due based on the 2005 RSP filing.
Cleco Power filed its RSP monitoring report with the LPSC for the 12-month period ended September 30, 2006, on March 30, 2007.  The LPSC consultants have begun their review of the 2006 filing.  Cleco Power anticipates the review will be completed by the end of 2007 and expects no refunds to customers.
For additional information on other regulatory aspects of retail rates concerning Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Wholesale Electric Markets
On March 16, 2007, to implement the new directives added by Section 215 of the Federal Power Act regarding establishment of reliability standards for all public utilities subject to the FERC’s authority, the FERC issued Order No. 693 approving 83 standards currently filed by the North American Electric Reliability Council in its capacity as the authorized ERO. The rules essentially deal with documentation and the standardization of practices across the industry. The FERC began enforcement of these standards on June 18, 2007.  Cleco Power has incorporated these new reliability standards into its operations.
For additional information on regulatory aspects of wholesale electric markets affecting Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Retail Electric Markets
For a discussion of the regulatory aspects of retail electric markets affecting Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Generation RFP

2007 Short-Term RFP for 2008 Resources
On January 29, 2007, Cleco Power issued a RFP for a minimum of 50 MW up to 350 MW to meet its 2008 capacity and energy requirements.  Proposals were received on February 19, 2007.  Cleco Power has selected the winning bids and has signed contracts with the selected bidders.  Cleco Power will file for certification with the LPSC for these resources to begin in 2008.

2007 Long-Term RFP
On June 27, 2007, Cleco Power filed draft documents with the LPSC for up to approximately 600 MW of intermediate and/or peaking resources to meet its long-term capacity and energy requirements.  Cleco Power has listed four potential self-build projects in the informational filing that will be tested against the market.  The final version of the RFP is scheduled for October 2007 with bids due in December 2007.
For additional information on Cleco Power’s generation RFPs, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Generation RFP” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Rodemacher Unit 3
In May 2006, Cleco Power began construction of Rodemacher Unit 3 which will provide a portion of the utility’s future power supply needs. Rodemacher Unit 3 will be capable of burning various solid fuels, but primarily is expected to burn petroleum

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

coke produced by several refineries throughout the Gulf Coast region.  All environmental permits for the unit have been received.  The total capital cost of the project, including AFUDC, Amended EPC Contract costs, and other development expenses, is estimated at $1.0 billion.
In May 2006, Cleco Power and Shaw entered into the Amended EPC Contract, which provides for substantial completion of construction by the fourth quarter of 2009.  The Amended EPC Contract allows for termination at Cleco Power’s sole discretion, which would require payment of increasing termination fees, or if certain milestones, approvals, or other typical commercial terms and conditions are not met.  At June 30, 2007, the maximum termination fee would have been $436.7 million.  The project construction remains on schedule for commercial operation by the fourth quarter of 2009.
At June 30, 2007, Cleco Power had incurred approximately $405.1 million in project costs.
For additional information on the CCN and construction of Rodemacher Unit 3, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources —Regulatory Matters — Rodemacher Unit 3” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  For a discussion of risks associated with the Rodemacher Unit 3 project, see “Risk Factors — Rodemacher Unit 3 Construction Costs,” — “Rodemacher Unit 3 Technical Specifications,” and — “Termination of the Rodemacher Unit 3 Project or the Amended EPC Contract” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Lignite Deferral
For information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
In November 2006, Cleco Power and SWEPCO submitted a joint application to the LPSC requesting that Cleco Power recover its existing deferral balance and eliminate any future benchmarking of lignite mining costs.  The application was docketed by the LPSC, and Cleco Power and SWEPCO filed testimony in support of the application on January 29, 2007.  As a result of recommendations provided by the LPSC Staff, Cleco Power and SWEPCO proposed a revised benchmark as opposed to the elimination of benchmarking, as originally requested in the joint application.  Cleco Power expects a favorable response to its request, and current and future deferrals are expected to be collected.  It is anticipated the LPSC Staff will finalize its review of this information and issue a recommendation during the fourth quarter of 2007.
If this request is not granted, Cleco Power may be required to expense a portion of the current deferred balance as well as expense future amounts instead of deferring them.
At June 30, 2007, and December 31, 2006, Cleco Power had $22.0 million and $20.1 million, respectively, in deferred costs remaining.  Included in the deferred cost balance is interest totaling $3.8 million and $3.0 million as of June 30, 2007, and December 31, 2006, respectively.
For a discussion of risks associated with Cleco Power’s application to recover deferred lignite mining costs, see “Risk Factors — Deferred Lignite Mining Costs” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Franchises
In May 2007, Cleco Power renewed franchise agreements in Louisiana with the cities of Mamou, Ville Platte and DeQuincy ahead of their respective expiration dates.  The term of the renewed agreements is 30 years beginning in May 2007.  Currently, Cleco Power serves approximately 7,600 customers in these cities.
In June 2007, South Louisiana Electric Membership Cooperative (SLEMCO) entered into a limited franchise agreement with the city of Crowley, Louisiana.  Cleco Power also provides electric service to Crowley under an existing franchise agreement.  The new agreement allows SLEMCO to compete for new customers in areas of the city that have been annexed by Crowley since 2003.  This decision does not have a material impact on Cleco Power's results of operations or financial condition, but could reduce future customer and load growth as both utilities compete for new customers.
Historically, Cleco Power has been allowed to recover municipal franchise fees as part of base rates it charges retail customers.  Consequently, franchise fees are recovered from customers both inside and outside a franchised area.  In May 2007, the LPSC approved the practice of billing franchise fees as a separate line item on customer bills.  The decision provided that 50% of the franchise fee would continue to be included in base rates charged to all customers and 50% of the franchise fee would be included on customer bills as a separate line item, billed only to customers within the franchised area.  An order from the LPSC is still pending and has been delayed to address additional concerns raised by several affected parties.  Cleco Power anticipates no material impact to its results of operations or financial condition if the order is approved.
For additional information on Cleco Power’s electric service franchises, please read “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

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
The regulatory program, Section 316(b) of the Clean Water Act, intends to minimize adverse environmental impacts to all aquatic species due to water intake structures.  These regulations establish requirements applicable to the location, design, construction, and capacity of cooling water intake structures.  These rules are applicable to only two Cleco facilities, Teche Power Station and Evangeline Power Station.  On July 2, 2007, the EPA officially suspended the Phase II, 316(b) rule.  As such, mandatory compliance dates for the completion of studies and assessments will likely be delayed for some time.  Until then, the EPA will likely use 316(b) Phase II rules as guidance for future permit renewals until a new 316(b) rule is promulgated by the EPA.  Although it is uncertain when the EPA will promulgate these new rules, Cleco anticipates that any new requirements for its affected facilities will be established as the facilities go through the water discharge permit renewal process.
On June 20, 2007, the EPA proposed to strengthen the national ambient air quality standards (NAAQS) for ground-level ozone, the primary component of smog.  The Agency also requested comments on alternative levels of the primary ozone standard.  Depending on the final level the EPA chooses, a significant number of additional parishes of Louisiana could be designated as “non-attainment,” meaning they do not meet the national ambient air quality standards for that area.  Since NOx emissions are a precursor to ozone formation, existing fossil fuel fired units located in or near these ozone non-attainment areas that do not currently utilize best available control technology could be targeted for installation of additional NOx emission controls.  While it is unknown at this time what the final rule will entail, any capital and operating costs of additional pollution control equipment could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Recent Accounting Standards
For a discussion of recent accounting standards, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 5 — Recent Accounting Standards” of this form 10-Q, which discussion is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

Cleco’s critical accounting policies include those accounting policies that are both important to Cleco’s financial condition and results of operations and those that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation’s segments or to Cleco as a consolidated entity.  The financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require Cleco to make estimates and assumptions.  Estimates and assumptions about future events and their effects cannot be made with certainty.  Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment.  Actual results may differ significantly from these estimates under different assumptions or conditions.  For a discussion of Cleco’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three and six months ended June 30, 2007, and June 30, 2006. The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Financial Statements and the Notes contained in this Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities), and Item 4 (Submission of Matters to a Vote of Security Holders).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2007 and the first six months of 2006.  Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

second quarter of 2007 and the second quarter of 2006, see “— Results of Operations — Comparison of the Three Months Ended June 30, 2007, and 2006 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2007 and the first six months of 2006, see “— Results of Operations — Comparison of the Six Months Ended June 30, 2007, and 2006 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Overview

Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas in the industry on different energy exchanges.  Cleco is subject to market risk associated with economic hedges relating to open natural gas contracts.  Cleco also is subject to market risk associated with its remaining tolling agreement counterparty.  For additional information concerning Cleco’s market risk associated with its remaining counterparty, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks.”
Cleco uses SFAS No. 133 to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.
Cleco’s exposure to market risk, as discussed below, represents an estimate of possible changes in the fair value or future earnings that would occur, assuming possible future movements in the interest rates and commodity prices of power and natural gas.  Management’s views on market risk are not necessarily indicative of actual results, nor do they represent the maximum possible gains or losses.  The views do represent, within the parameters disclosed, what management estimates may happen.
Cleco monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide aggregate counterparty credit exposure and corporate-wide aggregate counterparty concentration levels.  Cleco actively manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits or letters of credit from counterparties or their affiliates, as deemed necessary.  Cleco Power has agreements in place with various counterparties that authorize the netting of financial transactions and contract payments to mitigate credit risk for transactions entered into for risk management purposes.

Interest Rate Risks
Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix, for example, refinancing balances outstanding under its variable-rate credit facility with fixed-rate debt.  Calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.
Sensitivity to changes in interest rates for fixed-rate obligations is computed by calculating the current fair market value using a net present value model based upon a 1% change in the average interest rate applicable to such debt.  Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
As of June 30, 2007, Cleco had no long-term or short-term variable-rate debt.  However, at June 30, 2007, Cleco Power had borrowings of $125.0 million outstanding under its $275.0 million five-year credit facility at a weighted average cost of 5.64%.  The borrowing costs under the facility are equal to LIBOR plus 0.400%, including facility fees.  The existing borrowings have 30-day terms and various maturity dates.  If the amounts of the individual borrowings are renewed at maturity, rather than repaid, each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $1.3 million in Cleco’s annual pre-tax earnings.

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities.  Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), regulatory compliance staff, as well as oversight by a risk management committee comprised of officers and the General Manager – Internal Audit, who are appointed by Cleco Corporation’s Board of Directors.  VaR limits are established by the Risk Management Committee and monitored through a daily risk report that identifies the current VaR and market conditions.
During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  At June 30, 2007, the positions had a

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

mark-to-market value of $2.1 million, which is an increase of $1.2 million from the mark-to-market value of $0.9 million at December 31, 2006.  In addition, these positions resulted in a realized gain of $1.2 million for the six-month period ended June 30, 2007.  In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in the market value of open natural gas positions and ultimately in Cleco Power’s future earnings.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power has entered into positions to mitigate the volatility in fuel costs passed on to customers as encouraged by an LPSC order.  In December 2004, Cleco Power implemented a fuel stabilization policy (which was filed with the LPSC and subsequently amended in June 2006) to target higher levels of minimum hedging percentages and mitigate the volatility in customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles.  Based on market prices at June 30, 2007, the net mark-to-market impact related to open natural gas positions was a loss of $21.8 million.  Deferred losses relating to closed natural gas positions at June 30, 2007, totaled $5.8 million.
Cleco utilizes a VaR model to assess the market risk of its hedging portfolios, including derivative financial instruments. VaR represents the potential loss in fair value for an instrument from adverse changes in market factors over a defined period of time with a specified confidence level. VaR is calculated daily, using the variance/covariance method with delta approximation, assuming a holding period of one day, and a 95% confidence level for natural gas and power positions.  Volatility is calculated daily from historical forward prices using the exponentially weighted moving average method.
Based on these assumptions, the VaR relating to the economic hedge transactions for the three and six months ended June 30, 2007, as well as the VaR at June 30, 2007, and December 31, 2006, is summarized below:

	FOR THE THREE MONTHS ENDED JUNE 30, 2007
(THOUSANDS)	HIGH	LOW	AVERAGE
Cleco Power	$318.9	$164.5	$255.9

	FOR THE SIX MONTHS ENDED JUNE 30, 2007			AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2007	2006
Cleco Power	$452.6	$164.5	$306.9	$196.5	$459.5

Cleco Power

Please refer to “— Risk Overview” above for a discussion of market risk inherent in Cleco Power’s market risk-sensitive instruments.
Cleco Power has entered into various fixed- and variable-rate debt obligations.  Please refer to “— Interest Rate Risks” above for a discussion of how Cleco Power monitors its mix of fixed- and variable-rate debt obligations and the manner of calculating changes in fair market value and interest expense of its debt obligations.
As of June 30, 2007, Cleco Power had no long-term or short-term variable-rate debt.  However, at June 30, 2007, Cleco Power had borrowings of $125.0 million outstanding under its $275.0 million five-year credit facility at a weighted average cost of 5.64%.  The borrowing costs under the facility are equal to LIBOR plus 0.400%, including facility fees.  The existing borrowings have 30-day terms and various maturity dates.  If the amounts of the individual borrowings are renewed at maturity, rather than repaid, each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $1.3 million in Cleco Power’s annual pre-tax earnings.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, the Registrants’ management has evaluated, as of the end of the period covered by this report, with the supervision and participation of the Registrants’ chief executive officer and chief financial officer, the effectiveness of the Registrants’ disclosure controls and procedures as defined by Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (Disclosure Controls).  Based on that evaluation, such officers concluded that the Registrants’ disclosure controls were effective as of the date of that evaluation.
During the Registrants’ second fiscal quarter of 2007, there have been no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

CLECO

For information on legal proceedings affecting Cleco, see Part I, Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation and Other Commitments and Contingencies — Other Litigation,” and Note 16 — Calpine Bankruptcy.”

CLECO POWER

For information on legal proceedings affecting Cleco Power, see Part I, Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation and Other Commitments and Contingencies — Other Litigation.”

ITEM 1A.    RISK FACTORS

Other than the removal of the risk factor regarding the FERC Staff Investigation, there have been no material changes to the risk factors previously disclosed in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”).  For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2006 Form 10-K.  For additional information on the settlement of the FERC Staff Investigation, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation and Other Commitments and Contingencies — Other Contingencies — FERC Staff Investigation.”

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)The Annual Meeting of Shareholders of Cleco Corporation was held April 20, 2007, in Alexandria, Louisiana.

(b)Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to management’s nominees, and all nominees listed in the Proxy Statement were elected.

(c)The following is a tabulation of the votes cast upon each proposal presented at the Annual Meeting of Shareholders of Cleco Corporation on April 20, 2007.

(1)Election of Directors to serve until the 2010 Annual Meeting of Shareholders:

CLASS I DIRECTORS	FOR	WITHHELD	BROKER NON-VOTES
Sherian G. Cadoria	52,470,850	892,589	0
Richard B. Crowell	52,778,660	584,779	0
Michael H. Madison	52,555,243	808,196	0
W.L. Westbrook	52,750,631	612,808	0

The term of office as a director of each of Messrs. William L. Marks, Robert T. Ratcliff, Sr., William H. Walker, Jr., J. Patrick Garrett, F. Ben James, Jr., and Elton R. King continued after the meeting.

(2)Ratification of the Audit Committee’s appointment of PricewaterhouseCoopers LLP as Cleco’s independent registered public accounting firm for the fiscal year ending December 31, 2007:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
52,668,209	577,192	118,038	0

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

ITEM 6.    EXHIBITS

CLECO CORPORATION
10.1
Claims Settlement Agreement, dated as of April 23, 2007, by and among Calpine Corporation, Calpine Acadia Holdings, LLC and Calpine Energy Services, L.P., and Acadia Power Partners, LLC and Acadia Power Holdings, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K (file no. 1-15759), filed April 26, 2007)

10.2
Purchase Agreement, dated as of April 23, 2007, by and among Calpine Acadia Holdings, LLC, as Seller, and Acadia Power Holdings, LLC, as Buyer (incorporated by reference to Exhibit 10.2 of Form 8-K (file no. 1-15759), filed April 26, 2007)

10.3	Guaranty, made as of April 23, 2007 by Cleco Corporation in favor of Calpine Acadia Holdings, LLC (incorporated by reference to Exhibit 10.3 of Form 8-K (file no. 1-15759), filed April 26, 2007)
12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, six-, and twelve-month periods ended June 30, 2007, for Cleco Corporation

31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1
FERC Order, issued June 12, 2007, approving the Stipulation and Consent Agreement by and among the Staff of the Office of Enforcement of the FERC and Cleco Corporation, Cleco Power LLC, Cleco Midstream Resources LLC, Cleco Evangeline LLC, Acadia Power Partners, LLC and Cleco Support Group LLC (incorporated by reference to Exhibit 99.1 of Form 8-K (file no. 1-15759), filed June 14, 2007)

99.2
Stipulation and Consent Agreement by and among the Staff of the Office of Enforcement of the FERC and Cleco Corporation, Cleco Power LLC, Cleco Midstream Resources LLC, Cleco Evangeline LLC, Acadia Power Partners, LLC and Cleco Support Group LLC (incorporated by reference to Exhibit 99.2 of Form 8-K (file no. 1-15759), filed June 14, 2007)

CLECO POWER
10.4	401(k) Savings and Investment Plan, Amendment Number 2
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, six-, and twelve-month periods ended June 30, 2007, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1
FERC Order, issued June 12, 2007, approving the Stipulation and Consent Agreement by and among the Staff of the Office of Enforcement of the FERC and Cleco Corporation, Cleco Power LLC, Cleco Midstream Resources LLC, Cleco Evangeline LLC, Acadia Power Partners, LLC and Cleco Support Group LLC (incorporated by reference to Exhibit 99.1 of Form 8-K (file no. 1-15759), filed June 14, 2007)

99.2
Stipulation and Consent Agreement by and among the Staff of the Office of Enforcement of the FERC and Cleco Corporation, Cleco Power LLC, Cleco Midstream Resources LLC, Cleco Evangeline LLC, Acadia Power Partners, LLC and Cleco Support Group LLC (incorporated by reference to Exhibit 99.2 of Form 8-K (file no. 1-15759), filed June 14, 2007)

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date:  August 1, 2007

CLECO CORPORATION
CLECO POWER	2007 2ND QUARTER 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date:  August 1, 2007