Form 10-Q
period 2007-09-30
CLECO POWER LLC; CLECO CORP
filed 2007-10-31
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
__________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☒    No ☐

Indicate by check mark whether Cleco Corporation is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☒                      Accelerated filer ☐                                 Non-accelerated filer ☐

Indicate by check mark whether Cleco Power LLC is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐                       Accelerated filer ☐                                 Non-accelerated filer ☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at October 30, 2007

Cleco Corporation	Common Stock, $1.00 Par Value	60,007,352

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

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
Acadia
Acadia Power Partners, LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by Cajun.  Prior to September 13, 2007, Acadia was 50% owned by APH and 50% owned by CAH

AFUDC	Allowance for Funds Used During Construction
Amended EPC Contract	Amended and Restated EPC Contract between Cleco Power and Shaw, executed on May 12, 2006, to engineer, design, and construct Rodemacher Unit 3
APB	Accounting Principles Board
APB Opinion No. 10	Consolidated Financial Statements, Poolings of Interest, Convertible Debt and Debt Issued with Stock Warrants Installment Method of Accounting
APB Opinion No. 18	The Equity Method of Accounting for Investments in Common Stock
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation. Prior to February 1, 2007, Attala was a wholly owned subsidiary of Midstream
Bear Energy LP	A wholly owned subsidiary of Bear Stearns Companies Inc.
Bear Stearns Companies Inc.	The parent company of Bear, Stearns & Co. Inc.
Bidding Procedures Order	Bidding Procedures Order, in connection with the sale of CAH’s interest in Acadia, approved by the Calpine Debtors Bankruptcy Court by order dated May 9, 2007
CAH	Calpine Acadia Holdings
CAH Assets	CAH’s interest in Acadia and certain related assets
Cajun	Cajun Gas Energy L.L.C., an affiliate of pooled investment funds managed by King Street Capital Management, L.L.C.
Calpine	Calpine Corporation
Calpine Debtors	Calpine, CES, and certain other Calpine subsidiaries
Calpine Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between Acadia and CES which were suspended in March 2006
CCN	Certificate of Public Convenience and Necessity
CES	Calpine Energy Services, L.P.
Claims Settlement Agreement	Claims Settlement Agreement, dated April 23, 2007, by and among Calpine, CAH, CES, Acadia, and APH
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Cleco Innovations LLC	A wholly owned subsidiary of Cleco Corporation
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
EITF	Emerging Issues Task Force of the FASB
EITF No. 06-11	Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
EITF No. 07-3	Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Williams which expires in 2020.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 39	Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105
FIN 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46R	Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
FIN 48	Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109
FSP	FASB Staff Position
FSP FIN 48-1	Definition of Settlement in FASB Interpretation No. 48
FSP No. FIN 39-1	Amendment of FASB Interpretation No. 39
ICT	Independent Coordinator of Transmission
Interconnection Agreement	Interconnection Agreement and Real Estate Agreement between Attala and Entergy Mississippi
IRS	Internal Revenue Service
IRP	Integrated Resource Planning
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant Corporation
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
Not meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NOx	Nitrogen oxides
Perryville
Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation.  Prior to February 1, 2007, Perryville was a wholly owned subsidiary of Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream.

Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 3	A 600-MW solid fuel generating unit under construction by Cleco Power at its existing Rodemacher plant site in Boyce, Louisiana
RSP	Rate Stabilization Plan
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank N.V., as Agent Bank
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 109	Accounting for Income Taxes
SFAS No. 123(R)	Share-Based Payment
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 155	Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140
SFAS No. 156	Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140
SFAS No. 157	Fair Value Measurements
SFAS No. 159	The Fair Value Option For Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115
Shaw	Shaw Constructors, Inc., a subsidiary of The Shaw Group Inc.
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company
Tenaska	Tenaska Power Services Company
VaR	Value-at-risk
Williams	Williams Power Company, Inc.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

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
▪
Regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, the frequency and timing of rate increases or decreases, the results of periodic fuel audits, the results of IRP and RFP processes, the formation of RTOs and ICTs, and the compliance with ERO reliability standards for bulk power systems by Cleco Power, Acadia, Attala, Evangeline, and Perryville;

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

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2007	2006
Operating revenue
Electric operations	$300,862	$284,490
Other operations	9,238	7,644
Affiliate revenue	1,591	1,969
Operating revenue	311,691	294,103
Operating expenses
Fuel used for electric generation	97,863	80,627
Power purchased for utility customers	108,649	108,899
Other operations	23,454	24,139
Maintenance	10,205	8,850
Depreciation	19,739	23,750
Taxes other than income taxes	10,620	10,638
Total operating expenses	270,530	256,903
Operating income	41,161	37,200
Interest income	2,873	2,782
Allowance for other funds used during construction	9,552	2,190
Equity income from investees	27,726	15,197
Other income	28,402	702
Other expense	(1,284)	(463)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	13,752	11,094
Allowance for borrowed funds used during construction	(3,444)	(816)
Total interest charges	10,308	10,278
Income from continuing operations before income taxes	98,122	47,330
Federal and state income tax expense	30,077	19,350
Income from continuing operations	68,045	27,980
Discontinued operations
Income from discontinued operations, net of tax	-	36
Net income	68,045	28,016
Preferred dividends requirements, net of tax	12	424
Net income applicable to common stock	$68,033	$27,592
Average shares of common stock outstanding
Basic	59,669,692	53,630,494
Diluted	59,947,916	55,938,995
Basic earnings per share
From continuing operations	$1.14	$0.50
Net income applicable to common stock	$1.14	$0.50
Diluted earnings per share
From continuing operations	$1.13	$0.50
Net income applicable to common stock	$1.13	$0.50
Cash dividends paid per share of common stock	$0.225	$0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006
Net income	$68,045	$28,016
Other comprehensive income (loss), net of tax:
Net unrealized income (loss) from available-for-sale securities (net of tax expense (benefit) of $11 in 2007 and $(23) in 2006)	18	(37)
Postretirement expense component (net of tax benefit of $16 in 2007)	(9)	-
Other comprehensive income (loss)	9	(37)
Comprehensive income, net of tax	$68,054	$27,979
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2007	2006
Operating revenue
Electric operations	$765,791	$736,765
Other operations	26,478	22,167
Affiliate revenue	4,673	5,157
Gross operating revenue	796,942	764,089
Electric customer credits	-	4,382
Operating revenue, net	796,942	768,471
Operating expenses
Fuel used for electric generation	204,671	186,980
Power purchased for utility customers	308,388	306,426
Other operations	74,493	67,988
Maintenance	35,386	29,003
Depreciation	59,827	55,108
Taxes other than income taxes	30,286	30,372
Total operating expenses	713,051	675,877
Operating income	83,891	92,594
Interest income	8,030	7,217
Allowance for other funds used during construction	21,715	4,231
Equity income from investees	97,608	30,802
Other income	28,644	929
Other expense	(2,536)	(1,177)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	41,786	33,673
Allowance for borrowed funds used during construction	(7,502)	(1,535)
Total interest charges	34,284	32,138
Income from continuing operations before income taxes	203,068	102,458
Federal and state income tax expense	63,187	38,923
Income from continuing operations	139,881	63,535
Discontinued operations
Loss from discontinued operations, net of tax	-	(154)
Net income	139,881	63,381
Preferred dividends requirements, net of tax	446	1,310
Net income applicable to common stock	$139,435	$62,071
Average shares of common stock outstanding
Basic	58,914,141	51,408,708
Diluted	59,717,636	53,621,679
Basic earnings per share
From continuing operations	$2.35	$1.19
Net income applicable to common stock	$2.35	$1.19
Diluted earnings per share
From continuing operations	$2.34	$1.18
Net income applicable to common stock	$2.34	$1.18
Cash dividends paid per share of common stock	$0.675	$0.675
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006
Net income	$139,881	$63,381
Other comprehensive loss, net of tax:
Net unrealized loss from available-for-sale securities (net of tax benefit of $11 in 2007 and $35 in 2006)	(17)	(57)
Postretirement expense component (net of tax benefit of $22 in 2007)	(13)	-
Other comprehensive loss	(30)	(57)
Comprehensive income, net of tax	$139,851	$63,324
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(THOUSANDS)	AT SEPTEMBER 30, 2007	AT DECEMBER 31, 2006
Assets
Current assets
Cash and cash equivalents	$195,362	$192,471
Restricted cash	-	24,361
Customer accounts receivable (less allowance for doubtful accounts of $1,110 in 2007 and $789 in 2006)	59,915	38,889
Accounts receivable – affiliate	8,342	11,451
Other accounts receivable	35,693	28,708
Unbilled revenue	20,670	18,382
Fuel inventory, at average cost	42,139	43,236
Material and supplies inventory, at average cost	39,138	34,755
Risk management assets	7,375	39
Accumulated deferred fuel	33,426	77,435
Cash surrender value of company-/trust-owned life insurance policies	29,086	26,275
Margin deposits	3,824	18,638
Prepayments	3,096	4,570
Regulatory assets - other	17,547	17,453
Other current assets	-	645
Total current assets	495,613	537,308
Property, plant and equipment
Property, plant and equipment	1,911,670	1,892,533
Accumulated depreciation	(913,806)	(876,747)
Net property, plant and equipment	997,864	1,015,786
Construction work in progress	647,970	289,101
Total property, plant and equipment, net	1,645,834	1,304,887
Equity investment in investees	275,264	307,136
Prepayments	6,830	6,515
Restricted cash	94	90
Regulatory assets and liabilities – deferred taxes, net	115,266	94,653
Regulatory assets – other	182,250	192,061
Other deferred charges	19,603	18,454
Total assets	$2,740,754	$2,461,104
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT SEPTEMBER 30, 2007	AT DECEMBER 31, 2006
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$125,000	$50,000
Accounts payable	165,742	134,172
Retainage	25	12,409
Accounts payable – affiliate	13,996	5,072
Customer deposits	25,816	25,312
Provision for rate refund	2	3,174
Taxes accrued	56,055	49,002
Interest accrued	29,251	8,874
Accumulated current deferred taxes, net	44,754	23,233
Risk management liability	16,682	55,931
Regulatory liabilities - other	543	636
Deferred compensation	6,312	5,350
Other current liabilities	13,425	11,535
Total current liabilities	497,603	384,700
Deferred credits
Accumulated deferred federal and state income taxes, net	358,870	436,775
Accumulated deferred investment tax credits	13,024	14,100
Regulatory liabilities - other	23,708	5,827
Other deferred credits	183,688	104,140
Total deferred credits	579,290	560,842
Long-term debt, net	654,111	619,341
Total liabilities	1,731,004	1,564,883
Commitments and Contingencies (Note 8)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 10,288 and 200,922 shares at September 30, 2007, and December 31, 2006, respectively	1,029	20,092
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,048,276 and 57,605,695 shares and outstanding 59,905,403 and 57,524,498 shares at September 30, 2007, and December 31, 2006, respectively	59,905	57,524
Premium on common stock	389,388	358,707
Retained earnings	569,317	469,824
Treasury stock, at cost, 29,264 and 31,957 shares at September 30, 2007, and December 31, 2006, respectively	(549)	(616)
Accumulated other comprehensive loss	(9,340)	(9,310)
Total common shareholders’ equity	1,008,721	876,129
Total shareholders’ equity	1,009,750	896,221
Total liabilities and shareholders’ equity	$2,740,754	$2,461,104
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006
Operating activities
Net income	$139,881	$63,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,492	57,722
Gain on sale of property, plant and equipment	-	(71)
Provision for doubtful accounts	1,799	2,049
Proceeds from sale of bankruptcy settlement claims	78,200	-
Return on equity investment in investee	60,023	15,997
Income from equity investments	(97,608)	(30,802)
Unearned/deferred compensation expense	6,507	3,189
ESOP expense	2,140	1,309
Allowance for other funds used during construction	(21,715)	(4,231)
Amortization of investment tax credits	(1,076)	(1,148)
Net deferred income taxes	10,295	5,880
Deferred fuel costs	400	13,229
(Gain) loss on economic hedges	(706)	4,256
Cash surrender value of company-/trust-owned life insurance	(1,486)	(1,074)
Changes in assets and liabilities:
Accounts receivable	(36,644)	(9,591)
Accounts and notes receivable, affiliate	8,943	(5,941)
Unbilled revenue	(2,288)	(2,067)
Fuel, materials and supplies inventory	(2,153)	(30,058)
Accounts payable	(12,281)	(53,714)
Prepayments	1,629	(852)
Accounts and notes payable, affiliate	(7,415)	3,766
Retainage payable	(12,384)	7,048
Customer deposits	4,166	5,283
Regulatory assets and liabilities, net	17,156	(46,547)
Other deferred accounts	(13,618)	4,298
Taxes accrued	15,738	37,835
Interest accrued	8,272	1,471
Margin deposits	14,814	(23,182)
Other, net	3,459	4,928
Net cash provided by operating activities	225,540	22,363
Investing activities
Additions to property, plant and equipment	(343,458)	(155,532)
Allowance for other funds used during construction	21,715	4,231
Proceeds from sale of property, plant and equipment	422	869
Return of equity investment in investee	96	7,154
Equity investment in investee	(2,220)	(7,026)
Premiums paid on company-/trust-owned life insurance	(2,017)	(1,892)
Transfer of cash from restricted accounts	24,358	(2)
Net cash used in investing activities	$(301,104)	$(152,198)

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)(Continued)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006
Financing activities
Sale of common stock	$-	$157,530
Stock issuance costs	(93)	-
Conversion of options to common stock	8,549	2,855
Issuance of common stock under the ESOP	424	1,206
Stock based compensation tax benefit	992	252
Change in short-term debt, net	-	20,000
Retirement of long-term obligations	(25,290)	(40,275)
Issuance of long-term debt	135,000	-
Deferred financing costs	(876)	(822)
Change in ESOP trust	-	1,668
Dividends paid on preferred stock	(446)	(1,760)
Dividends paid on common stock	(39,805)	(33,950)
Net cash provided by financing activities	78,455	106,704
Net increase (decrease) in cash and cash equivalents	2,891	(23,131)
Cash and cash equivalents at beginning of period	192,471	219,153
Cash and cash equivalents at end of period	$195,362	$196,022
Supplementary cash flow information
Interest paid	$33,504	$31,161
Income taxes paid	$48,000	$12,712
Supplementary non-cash investing and financing activities
Issuance of treasury stock – LTICP and ESOP plans	$67	$73
Issuance of common stock – LTICP/ESOP/ESPP (1)	$21,501	$3,642
Return on equity investment in investee	$78,200	$-
Accrued additions to property, plant and equipment not reported above	$92,789	$42,088
(1)Includes conversion of preferred stock to common stock ($19,063/2007, $1,678/2006)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

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

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006
Operating revenue
Electric operations	$300,862	$284,490
Other operations	9,231	7,621
Affiliate revenue	511	514
Operating revenue	310,604	292,625
Operating expenses
Fuel used for electric generation	97,863	80,627
Power purchased for utility customers	108,649	108,899
Other operations	22,739	23,791
Maintenance	9,590	7,981
Depreciation	19,401	23,353
Taxes other than income taxes	10,053	10,149
Total operating expenses	268,295	254,800
Operating income	42,309	37,825
Interest income	1,082	1,559
Allowance for other funds used during construction	9,552	2,190
Other income	528	497
Other expense	(189)	(759)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	11,657	9,144
Allowance for borrowed funds used during construction	(3,444)	(816)
Total interest charges	8,213	8,328
Income before income taxes	45,069	32,984
Federal and state income taxes	10,871	11,428
Net income	$34,198	$21,556
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006
Operating revenue
Electric operations	$765,791	$736,765
Other operations	26,413	22,052
Affiliate revenue	1,540	1,538
Gross operating revenue	793,744	760,355
Electric customer credits	-	4,382
Operating revenue, net	793,744	764,737
Operating expenses
Fuel used for electric generation	204,671	186,980
Power purchased for utility customers	308,388	306,426
Other operations	71,318	65,844
Maintenance	33,587	26,919
Depreciation	58,784	53,879
Taxes other than income taxes	28,540	28,917
Total operating expenses	705,288	668,965
Operating income	88,456	95,772
Interest income	3,548	5,688
Allowance for other funds used during construction	21,715	4,231
Other income	812	688
Other expense	(985)	(1,384)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	35,385	27,767
Allowance for borrowed funds used during construction	(7,502)	(1,535)
Total interest charges	27,883	26,232
Income before income taxes	85,663	78,763
Federal and state income taxes	20,517	26,287
Net income	$65,146	$52,476
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPTEMBER 30, 2007	AT DECEMBER 31, 2006
Assets
Utility plant and equipment
Property, plant and equipment	$1,896,473	$1,877,850
Accumulated depreciation	(904,553)	(868,516)
Net property, plant and equipment	991,920	1,009,334
Construction work in progress	647,090	288,455
Total utility plant, net	1,639,010	1,297,789
Current assets
Cash and cash equivalents	15,241	101,878
Restricted cash	-	24,361
Customer accounts receivable (less allowance for doubtful accounts of $1,110 in 2007 and $789 in 2006)	59,915	38,889
Other accounts receivable	35,164	28,399
Accounts receivable – affiliate	13,633	2,860
Unbilled revenue	20,670	18,382
Fuel inventory, at average cost	42,139	43,236
Material and supplies inventory, at average cost	39,138	34,755
Margin deposits	3,824	18,638
Risk management assets	7,375	39
Prepayments	2,428	3,713
Regulatory assets - other	17,547	17,453
Accumulated deferred fuel	33,426	77,435
Cash surrender value of life insurance policies	5,263	5,265
Other current assets	-	439
Total current assets	295,763	415,742
Prepayments	6,830	6,515
Regulatory assets and liabilities – deferred taxes, net	115,266	94,653
Regulatory assets – other	182,250	192,061
Other deferred charges	18,691	17,092
Total assets	$2,257,810	$2,023,852
Liabilities and member’s equity
Member’s equity	$771,257	$646,404
Long-term debt, net	654,111	519,341
Total capitalization	1,425,368	1,165,745
Current liabilities
Long-term debt due within one year	25,000	50,000
Accounts payable	161,795	128,411
Accounts payable – affiliate	10,811	35,469
Retainage	25	12,409
Customer deposits	25,816	25,312
Provision for rate refund	2	3,174
Taxes accrued	27,201	19,889
Interest accrued	23,160	7,707
Accumulated deferred taxes, net	46,873	22,582
Risk management liability	16,682	55,931
Regulatory liabilities - other	543	636
Other current liabilities	10,631	7,965
Total current liabilities	348,539	369,485
Deferred credits
Accumulated deferred federal and state income taxes, net	313,623	388,570
Accumulated deferred investment tax credits	13,024	14,100
Regulatory liabilities - other	23,708	5,827
Other deferred credits	133,548	80,125
Total deferred credits	483,903	488,622
Total liabilities and member’s equity	$2,257,810	$2,023,852
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

CLECO POWER

Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006
Operating activities
Net income	$65,146	$52,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,019	56,069
Gain on sale of property, plant and equipment	-	(71)
Provision for doubtful accounts	1,799	2,049
Unearned/deferred compensation expense	3,044	1,502
Allowance for other funds used during construction	(21,715)	(4,231)
Amortization of investment tax credits	(1,076)	(1,148)
Net deferred income taxes	(11,952)	839
Deferred fuel costs	400	13,229
(Gain) loss on economic hedges	(706)	4,256
Cash surrender value of company-owned life insurance	(221)	(287)
Changes in assets and liabilities:
Accounts receivable	(36,424)	(11,007)
Accounts and notes receivable, affiliate	(10,693)	(10,947)
Unbilled revenue	(2,288)	(2,068)
Fuel, materials and supplies inventory	(2,153)	(30,057)
Prepayments	1,440	(953)
Accounts payable	(10,753)	(50,181)
Accounts and notes payable, affiliate	(24,726)	(1,179)
Retainage payable	(12,384)	7,048
Customer deposits	4,166	5,283
Regulatory assets and liabilities, net	17,156	(46,547)
Other deferred accounts	(14,468)	3,254
Taxes accrued	13,592	39,460
Interest accrued	5,981	(279)
Margin deposits	14,814	(23,182)
Other, net	3,188	1,703
Net cash provided by operating activities	41,186	5,031
Investing activities
Additions to property, plant and equipment	(342,688)	(155,248)
Allowance for other funds used during construction	21,715	4,231
Proceeds from sale of property, plant and equipment	422	869
Premiums paid on company-owned life insurance	(470)	(470)
Transfer of cash from restricted accounts	24,361	-
Net cash used in investing activities	(296,660)	(150,618)
Financing activities
Change in short-term debt, net	-	20,000
Retirement of long-term obligations	(25,290)	(40,275)
Issuance of long-term debt	135,000	-
Deferred financing costs	(873)	(630)
Contribution from parent	60,000	-
Net cash provided by (used in) financing activities	168,837	(20,905)
Net decrease in cash and cash equivalents	(86,637)	(166,492)
Cash and cash equivalents at beginning of period	101,878	183,381
Cash and cash equivalents at end of period	$15,241	$16,889
Supplementary cash flow information
Interest paid	$29,985	$27,617
Income taxes received	$-	$(2,311)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment not reported above	$92,789	$42,088
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 3	Disclosures about Segments	Cleco Corporation
Note 4	Equity Investment in Investees	Cleco Corporation
Note 5	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 6	Restricted Cash	Cleco Corporation and Cleco Power
Note 7	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 8	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 9	Preferred Stock	Cleco Corporation
Note 10	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 11	Income Taxes	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Debt	Cleco Corporation and Cleco Power
Note 14	Calpine Bankruptcy Settlement	Cleco Corporation

Notes to the Unaudited Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated condensed financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Through a review of equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of Evangeline, Perryville, Attala, and Acadia.  These are considered variable interest entities.  In accordance with FIN 46R, Cleco reports its investment in these entities on the equity method of accounting.  As a result, the assets and liabilities of these entities are represented by one line item corresponding to Cleco’s equity investment in these entities.  The pre-tax results of operations of these entities are reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income.  For additional information on the operations of these entities, see Note 4 — “Equity Investment in Investees.”

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

Reclassifications
Certain reclassifications have been made to prior period financial statements to conform them to the presentation used in the current period financial statements. These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.

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

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

the instruments and positions are used to satisfy customer requirements.
Cleco Power has entered into certain financial transactions it considers economic hedges to mitigate the risk associated with the fixed-price power to be provided to a wholesale customer through December 2010.  The economic hedges cover approximately 97% of the estimated daily peak hour power sales to the wholesale customer.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  For the three and nine months ended September 30, 2007, and September 30, 2006, the following gains and losses related to these economic hedge transactions were recorded in other operations revenue.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006	2007	2006
Realized loss	$(189)	$(219)	$(205)	$(451)
Mark-to-market (loss) gain	(522)	(1,866)	706	(4,256)
Total (loss) gain	$(711)	$(2,085)	$501	$(4,707)

Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of risk management assets or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.  Based on market prices at September 30, 2007, and December 31, 2006, the net mark-to-market impacts relating to these positions were losses of $18.7 million and $60.3 million, respectively.  Deferred losses relating to closed natural gas positions at September 30, 2007, and December 31, 2006, totaled $5.7 million and $8.0 million, respectively.
Cleco Power maintains margin accounts with commodity brokers to partially fund the acquisition of natural gas futures, options and swap contracts.  These contracts/positions are used to mitigate the risks associated with the fixed-price power sales and volatility in customer fuel costs noted above.  At September 30, 2007, and December 31, 2006, Cleco Power had deposited collateral of $3.8 million and $18.6 million, respectively, to cover margin requirements relating to open natural gas futures, options and swap positions.
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

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			2007			2006
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$68,045			$27,980
Deduct: non-participating stock dividends (4.5% preferred stock)	12			11
Deduct: participating preferred stock dividends	-			413
Deduct: amount allocated to participating preferred	-			539
Basic earnings per share
Income from continuing operations	$68,033	59,669,692	$1.14	$27,017	53,630,494	$0.50
Income from discontinued operations	-		-	36		-
Deduct: amount allocated to participating preferred	-		-	1		-
Total basic net income applicable to common stock	$68,033	59,669,692	$1.14	$27,052	53,630,494	$0.50
Effect of Dilutive Securities
Add: stock option grants	-	73,517		-	157,004
Add: restricted stock (LTICP)	6	204,707		10	315,157
Add: convertible ESOP preferred stock	-	-		952	1,836,340
Diluted earnings per share
Income from continuing operations plus assumed conversions	$68,039	59,947,916	$1.13	$27,979	55,938,995	$0.50
Income from discontinued operations	-		-	36		-
Total diluted net income applicable to common stock	$68,039	59,947,916	$1.13	$28,015	55,938,995	$0.50

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

				FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			2007			2006
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$139,881			$63,535
Deduct: non-participating stock dividends (4.5% preferred stock)	34			35
Deduct: participating preferred stock dividends	412			1,275
Deduct: amount allocated to participating preferred	921			1,016
Basic earnings per share
Income from continuing operations	$138,514	58,914,141	$2.35	$61,209	51,408,708	$1.19
Loss from discontinued operations	-		-	(154)		-
Total basic net income applicable to common stock	$138,514	58,914,141	$2.35	$61,055	51,408,708	$1.19
Effect of Dilutive Securities
Add: stock option grants	-	114,088		-	119,003
Add: restricted stock (LTICP)	21	140,382		27	192,837
Add: convertible ESOP preferred stock	1,333	549,025		2,291	1,901,131
Diluted earnings per share
Income from continuing operations plus assumed conversions	$139,868	59,717,636	$2.34	$63,527	53,621,679	$1.18
Loss from discontinued operations	-		-	(154)		-
Total diluted net income applicable to common stock	$139,868	59,717,636	$2.34	$63,373	53,621,679	$1.18

There were no stock option grants excluded from the computation of diluted earnings per share for the nine months ended September 30, 2007, and the three months ended September 30, 2006, due to the average market price being higher than the exercise prices of the stock options.
Stock option grants excluded from the computation of diluted earnings per share for the three months ended September 30, 2007, and the nine months ended September 30, 2006, presented in the table below, had exercise prices higher than the average market price.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			2007
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$24.25	$24.14	37,433

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			2006
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$23.25 – $ 24.25	$23.05	125,934

Stock-Based Compensation
At September 30, 2007, Cleco had one share-based compensation plan, the LTICP.  Options or restricted shares of stock, known as non-vested stock as defined by SFAS No. 123(R), common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
On January 26, 2007, Cleco granted 71,863 shares of non-vested stock and 55,249 common stock equivalent units to certain officers, key employees and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plan as shown in the following table:

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
		FOR THE THREE MONTHS ENDED SEPTEMBER 30,				FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006	2007	2006	2007	2006	2007	2006
Equity classification
Non-vested stock	$594	$633	$219	$279	$1,666	$1,602	$656	$768
Stock options	14	26	1	6	23	76	(4)	20
Non-forfeitable dividends	6	9	4	5	21	26	12	14
Total	$614	$668	$224	$290	$1,710	$1,704	$664	$802
Liability classification
Common stock equivalent units	$516	$195	$208	$78	$949	$406	$381	$163
Company funded participants income tax obligations	274	299	202	155	3,629	921	2,001	537
Total	$790	$494	$410	$233	$4,578	$1,327	$2,382	$700
Total pre-tax compensation expense	$1,404	$1,162	$634	$523	$6,288	$3,031	$3,046	$1,502
Tax benefit (excluding income tax gross-up)	$435	$332	$166	$142	$1,023	$812	$402	$371

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

Note 2 — Regulatory Assets and Liabilities

Cleco Power follows SFAS No. 71, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
The following chart summarizes Cleco Power’s regulatory assets and liabilities at September 30, 2007, and December 31, 2006:

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Regulatory assets and liabilities – deferred taxes, net	$115,266	$94,653
Deferred mining costs	$23,417	$20,096
Deferred storm restoration costs – Lili/Isidore	-	2,772
Deferred storm restoration costs – Katrina/Rita	131,560	138,935
Deferred interest costs	7,609	8,430
Deferred asset removal costs	597	562
Deferred postretirement plan costs	36,614	38,719
Regulatory assets – other	$199,797	$209,514
Deferred fuel transportation revenue	$(1,066)	$(1,566)
Deferred construction carrying costs	(23,185)	(4,897)
Regulatory liabilities - other	$(24,251)	$(6,463)
Deferred fuel and purchased power	33,426	77,435
Total regulatory assets and liabilities, net	$324,238	$375,139

Deferred Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  For the three and nine months ended September 30, 2007, approximately 96% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by the FERC.  The regulatory asset represents costs to be collected from customers in future months.  The $44.0 million decrease in the regulatory asset for deferred fuel and purchased power costs is the result of a $41.5 million decrease in deferred losses associated with open natural gas hedge positions, and $2.3 million of lower deferred losses on closed natural gas hedge positions, both due to increases in natural gas prices since December 31, 2006, and the deferral of $0.2 million in additional fuel and purchased power costs.  For additional information on Cleco Power’s treatment of natural gas hedges, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”

Deferred Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included acceptance of an LPSC Staff recommendation that Cleco Power collect from customers an amount equal to 75% of the LPSC jurisdictional portion of the carrying costs of capital during the construction phase of the unit.  In any calendar year during the construction period, the amount collected from customers is not to exceed 6.5% of Cleco Power’s projected retail revenues.  Cleco Power began collection of the carrying costs in May 2006.  For the three and nine months ended September 30, 2007, Cleco Power has collected $7.5 million and $18.3 million, respectively.  Cleco Power has determined that carrying costs collected from customers through September 30, 2007, will not exceed 6.5% of the projected retail revenue for 2007.  A regulatory liability was established for the carrying costs due to the terms of the LPSC order which requires Cleco Power, as part of its next base rate application to recover Rodemacher Unit 3 ownership costs, to submit a plan to return to customers the carrying costs collected during the construction period.

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

Deferred Storm Restoration Costs – Katrina/Rita
At September 30, 2007, Cleco Power had approximately $131.6 million of unamortized storm restoration costs deferred as regulatory assets relating to damage caused by Hurricanes Katrina and Rita.  The restoration costs relating to Hurricanes Katrina and Rita are being amortized to depreciation expense based on the amounts collected monthly from customers through a surcharge, according to the terms of an interim storm recovery plan approved by the LPSC in February 2006.  The decrease of $7.4 million of deferred storm restoration costs is primarily the result of the amortization mentioned above.  Amortization of the storm restoration costs for the seven months ended July 31, 2006, initially recorded as maintenance expense, was transferred to depreciation expense in August 2006, resulting in higher depreciation expense reported for the three months ended September 30, 2006, compared to the three months ended September 30, 2007.
In March 2007, after completing a review of Hurricanes Katrina and Rita restoration costs, Cleco Power and the LPSC Staff filed a settlement agreement allowing the recovery of $159.0 million, essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs.  The agreement also allows Cleco Power to securitize the storm costs.  Through securitization, debt securities may be issued, the debt service of which will be paid from dedicated amounts collected from customers.  In September 2007, the LPSC approved the settlement agreement and issued a securitization financing order.  Management plans to complete the securitization financing as soon as market conditions allow.  Until the time that the bonds are sold, Cleco Power will continue to collect storm restoration costs from customers through the interim surcharge and

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

amortize the deferred storm costs based on the amount of these collections.

Deferred Storm Restoration Costs – Lili/Isidore
Cleco Power incurred approximately $8.2 million of restoration costs related to Tropical Storm Isidore and Hurricane Lili that were recorded as a regulatory asset according to an agreement with the LPSC.  The regulatory asset was being amortized to maintenance expense over the six-year period which began in January 2003.  In September 2007, as a result of discussions between Cleco Power and the LPSC, Cleco Power transferred the remaining unamortized regulatory asset balance of $1.7 million and the $1.1 million regulatory asset amortization expense related to Isidore and Lili recorded for the nine months ended September 30, 2007, to the reserve for storm restoration costs.

Note 3 — Disclosures about Segments

Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by first-tier subsidiary. Reportable segments were determined by applying SFAS No. 131. Cleco’s reportable segments are Cleco Power and Midstream. The reconciling items in the following tables consist of the holding company, a shared services subsidiary, two transmission interconnection facilities, and an investment subsidiary.  Effective February 1, 2007, the ownership interests of Midstream’s transmission interconnection facilities were transferred to Cleco Corporation.  In accordance with SFAS No. 131, the prior period has been adjusted to reflect this change in organizational structure.
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

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	CLECO		RECONCILING
2007 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$300,862	$-	$-	$-	$300,862
Other operations	9,231	4	1	2	9,238
Affiliate revenue	10	1,105	476	-	1,591
Intercompany revenue	501	-	8,214	(8,715)	-
Operating revenue	$310,604	$1,109	$8,691	$(8,713)	$311,691
Depreciation expense	$19,401	$76	$262	$-	$19,739
Interest charges	$8,213	$5,894	$2,060	$(5,859)	$10,308
Interest income	$1,082	$621	$7,024	$(5,854)	$2,873
Equity income from investees	$-	$27,532	$194	$-	$27,726
Federal and state income tax expense	$10,871	$17,947	$1,106	$153	$30,077
Segment profit (1)	$34,198	$30,415	$3,432	$-	$68,045
Additions (adjustments) to long-lived assets	$167,737	$(4,992)	$342	$-	$163,087
Equity investment in investees	$-	$256,272	$152,886	$(133,894)	$275,264
Total segment assets	$2,257,810	$361,725	$573,967	$(452,748)	$2,740,754
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$68,045
	Unallocated items:
	Preferred dividends requirements			12
	Net income applicable to common stock			$68,033

	CLECO		RECONCILING
2006 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$284,490	$-	$-	$-	$284,490
Other operations	7,621	21	4	(2)	7,644
Affiliate revenue	13	1,443	513	-	1,969
Intercompany revenue	501	-	12,079	(12,580)	-
Operating revenue, net	$292,625	$1,464	$12,596	$(12,582)	$294,103
Depreciation expense	$23,353	$76	$321	$-	$23,750
Interest charges	$8,328	$4,989	$1,946	$(4,985)	$10,278
Interest income	$1,559	$-	$6,208	$(4,985)	$2,782
Equity income from investees	$-	$14,741	$456	$-	$15,197
Federal and state income tax expense	$11,428	$5,882	$2,368	$(328)	$19,350
Segment profit from continuing operations, net	$21,556	$3,693	$2,731	$-	$27,980
Income from discontinued operations, net of tax	-	36	-	-	36
Segment profit (1)	$21,556	$3,729	$2,731	$-	$28,016
Additions to long-lived assets	$85,182	$-	$115	$-	$85,297
Equity investment in investees (2)	$-	$302,167	$4,969	$-	$307,136
Total segment assets (2)	$2,023,852	$325,157	$751,376	$(639,281)	$2,461,104
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$28,016
(2)Balances as of December 31, 2006	Unallocated items:
	Preferred dividends requirements			424
	Net income applicable to common stock			$27,592

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	CLECO		RECONCILING
2007 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$765,791	$-	$-	$-	$765,791
Other operations	26,413	15	60	(10)	26,478
Affiliate revenue	35	3,251	1,387	-	4,673
Intercompany revenue	1,505	-	32,025	(33,530)	-
Operating revenue	$793,744	$3,266	$33,472	$(33,540)	$796,942
Depreciation expense	$58,784	$230	$813	$-	$59,827
Interest charges	$27,883	$16,457	$6,309	$(16,365)	$34,284
Interest income	$3,548	$1,044	$19,797	$(16,359)	$8,030
Equity income from investees	$-	$96,460	$1,148	$-	$97,608
Federal and state income tax expense	$20,517	$40,008	$2,509	$153	$63,187
Segment profit (1)	$65,146	$64,742	$9,993	$-	$139,881
Additions to long-lived assets	$388,545	$8	$762	$-	$389,315
Equity investment in investees	$-	$256,272	$152,886	$(133,894)	$275,264
Total segment assets	$2,257,810	$361,725	$573,967	$(452,748)	$2,740,754
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$139,881
	Unallocated items:
	Preferred dividends requirements			446
	Net income applicable to common stock			$139,435

	CLECO		RECONCILING
2006 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$736,765	$-	$-	$-	$736,765
Other operations	22,052	26	106	(17)	22,167
Electric customer credits	4,382	-	-	-	4,382
Affiliate revenue	37	3,630	1,490	-	5,157
Intercompany revenue	1,501	-	31,737	(33,238)	-
Operating revenue, net	$764,737	$3,656	$33,333	$(33,255)	$768,471
Depreciation expense	$53,879	$232	$997	$-	$55,108
Interest charges	$26,232	$13,865	$5,862	$(13,821)	$32,138
Interest income	$5,688	$-	$15,350	$(13,821)	$7,217
Equity income from investees	$-	$28,189	$2,613	$-	$30,802
Federal and state income tax expense	$26,287	$8,204	$4,884	$(452)	$38,923
Segment profit from continuing operations, net	$52,476	$4,292	$6,767	$-	$63,535
Loss from discontinued operations, net of tax	-	(154)	-	-	(154)
Segment profit (1)	$52,476	$4,138	$6,767	$-	$63,381
Additions to long-lived assets	$207,499	$13	$270	$-	$207,782
Equity investment in investees (2)	$-	$302,167	$4,969	$-	$307,136
Total segment assets (2)	$2,023,852	$325,157	$751,376	$(639,281)	$2,461,104
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$63,381
(2)Balances as of December 31, 2006	Unallocated items:
	Preferred dividends requirements			1,310
	Net income applicable to common stock			$62,071

Note 4 — Equity Investment in Investees

Equity investment in investees represents primarily Midstream’s $188.8 million investment in Acadia, owned 50% by APH and 50% by Cajun.  Equity investment in investees also represents an $86.4 million investment in certain other subsidiaries owned 100% by Cleco Corporation.  Equity investments which are less than 100% owned by Cleco Innovations LLC represent less than $0.1 million of the total balance.
Cleco reports its investment in Acadia and certain other subsidiaries on the equity method of accounting in accordance with APB Opinion No. 18, after consideration of FIN 46R.  Under the equity method, the assets and liabilities of these entities are reported as equity investment in investees on Cleco Corporation’s Condensed Consolidated Balance Sheets.  The revenue and expenses (excluding income taxes) of these entities are netted and reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

The table below presents the equity income (loss) from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006
Acadia	$14,146	$1,458
Subsidiaries 100% owned by Cleco Corporation	13,549	13,795
Other	31	(56)
Total equity income	$27,726	$15,197

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006
Acadia	$85,499	$13,295
Subsidiaries 100% owned by Cleco Corporation	12,088	17,638
Other	21	(131)
Total equity income	$97,608	$30,802

For the nine months ended September 30, 2006, APH’s equity income includes the drawing in full of a $15.0 million letter of credit.  The letter of credit, of which APH was the beneficiary, was posted by Calpine to support its obligations under the Calpine Tolling Agreements.
For the nine months ended September 30, 2007, APH’s equity income includes net proceeds of $78.2 million from the settlement of the Calpine bankruptcy claims.  It also includes $60.0 million of priority distributions received at the closing of the sale of CAH’s 50% equity ownership interest in Acadia, partially offset by a $45.8 million other-than-temporary impairment of the carrying value of the investment in Acadia at the APH level.  For more information on these claims, see Note 14 — “Calpine Bankruptcy Settlement.”

Acadia
Cleco’s current assessment of its maximum exposure to loss related to Acadia at September 30, 2007, consists of its equity investment of $188.8 million.
The table below presents the components of Midstream's equity investment in Acadia.

	AT SEPTEMBER 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2007	2006
Contributed assets (cash and land)	$252,812	$250,612
Income before taxes	177,069	105,698
Impairment of investment	(45,847)	-
Capitalized interest and other	19,469	19,469
Less: Non-cash distribution	78,200	-
Less: Cash distributions	136,464	136,464
Total equity investment in investee	$188,839	$239,315

The $78.2 million non-cash distribution is the distribution of the CES claim from Acadia to APH.  The cash distributions of $136.5 million were used to pay interest and repay principal on debt at Cleco Corporation relating to this investment.  Midstream’s equity, as reported on the balance sheet of Acadia at September 30, 2007, was $215.2 million.  The difference between the $215.2 million and the equity investment in investee of $188.8 million shown in the table above is $26.4 million.  The difference consists of the $45.8 million other-than-temporary impairment of APH’s investment in Acadia, partially offset by $19.4 million of interest capitalized on funds contributed by Acadia and other miscellaneous charges related to construction.
In December 2005, the Calpine Debtors, including CES and the subsidiary which owned the other 50% of Acadia, filed voluntary petitions in the Calpine Debtors Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  In February 2006, APH drew $2.8 million against the $15.0 million Calpine letter of credit due to the default of CES under the tolling agreements.  In August 2006, APH drew the remaining $12.2 million available under Calpine’s $15.0 million letter of credit.  These amounts were reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income in the respective periods.
In May 2007, the Calpine Debtors Bankruptcy Court approved the terms of the April 2007 settlement agreement with Calpine that resolved issues surrounding the Calpine bankruptcy filing and its effect on the Acadia facility.  In August 2007, a hearing was held for the Calpine Debtors Bankruptcy Court to consider and approve the sale of CAH Assets to Cajun.  In September 2007, after all regulatory approvals were received, the sale of CAH's Assets to Cajun was completed. For additional information, see Note 14 — “Calpine Bankruptcy Settlement.”
The table below contains summarized financial information for Acadia.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Current assets	$9,901	$5,233
Property, plant and equipment, net	429,968	437,281
Total assets	$439,869	$442,514
Current liabilities	$9,397	$3,327
Partners’ capital	430,472	439,187
Total liabilities and partners’ capital	$439,869	$442,514

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,			FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006		2007	2006
Total revenue	$32,016	$65,918		$57,507	$125,414
Gain on settlement	-	-		170,200	-
Total operating expenses	32,244	50,698		71,194	115,349
Other income (loss)	21	(119)		28	1,501
Income before taxes	$(207)	$15,101	*	$156,541	$11,566	**
*  The $15.1 million income before taxes for the three months ended September 30, 2006, includes the $12.2 million draw against the letter of credit which was allocated 100% to APH earnings.
**The $11.6 million income before taxes for the nine months ended September 30, 2006, includes the $15.0 million in draws against the letter of credit which was allocated 100% to APH earnings.

Income tax expense recorded on APH’s financial statements for the three and nine months ended September 30, 2007, was $13.8 million and $37.3 million, respectively, compared to an income tax benefit of $1.5 million and $0.5 million for the three and nine months ended September 30, 2006, respectively.  The increase in income tax expense at APH is due to the settlement of the Calpine bankruptcy claims included in income for the three and nine months ended September 30, 2007.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

Subsidiaries 100% owned by Cleco Corporation
Cleco’s current assessment of its maximum exposure to loss at September 30, 2007, related to its 100% investment in Evangeline, Attala, and Perryville consists of its equity investment of $86.4 million.
The table below presents the components of Cleco Corporation’s equity investment in such entities on a combined basis.

	AT SEPTEMBER 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2007	2006
Contributed assets	$175,274	$159,135
Income before taxes	199,458	187,370
Less: distributions	288,310	278,789
Total equity investment in investee	$86,422	$67,716

The table below contains summarized combined financial information for Evangeline, Attala and Perryville.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Current assets	$21,003	$17,453
Accounts receivable - affiliate	13,996	5,159
Property, plant and equipment, net	182,424	185,958
Other assets	59,961	64,744
Total assets	$277,384	$273,314
Current liabilities	$21,022	$17,532
Accounts payable - affiliate	1,936	4,802
Long-term debt	168,866	177,064
Other liabilities	65,567	61,562
Member’s equity	19,993	12,354
Total liabilities and member’s equity	$277,384	$273,314

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006	2007	2006
Operating revenue	$25,250	$25,338	$50,615	$49,356
Operating expenses	6,006	5,752	19,049	15,486
Depreciation	1,317	1,305	3,902	3,912
Interest charges	4,720	4,208	15,497	12,569
Interest income	343	379	1,020	1,048
Other expense	1	657	1,099	798
Income before taxes	$13,549	$13,795	$12,088	$17,639

Since its inception, Cleco has had 100% ownership and voting interest of Evangeline.  All of the capacity and output of the power plant has been tolled to Williams, which pays Evangeline certain fixed and variable amounts.  In May 2007, The Williams Companies, Inc. agreed to sell substantially all of its power assets, including its tolling agreement with Evangeline, to Bear Energy LP.  The sale, which is subject to regulatory and other approvals, is expected to close no later than the fourth quarter of 2007 and is not expected to have an impact on Evangeline’s operations.

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
In July 2006, the FASB issued FIN 48, which provides guidance on accounting for uncertain tax positions.  FIN 48 allows recognition of those tax benefits that satisfy a greater than 50% probability threshold.  This interpretation requires each tax position to be evaluated using a two-step process.  The first step is a determination of the likelihood the position will be sustained upon examination based upon the technical merits of the position.  For tax positions that result from permanent differences between book and tax income, the company must evaluate the likelihood that the position will be sustained to determine whether a tax benefit can be recognized.  Once it is determined that a tax benefit can be recognized, the second step is to measure and record the tax benefit to be realized.  For tax positions that do not meet the requirements of the first step, no tax benefit should be recognized.  This interpretation also provides for the recognition and measurement of expected penalties and interest, as well as disclosure requirements about tax positions.  This interpretation is effective for fiscal years beginning after December 15, 2006.  For additional information regarding the impact the adoption of FIN 48 had on the financial condition and results of operations of the Registrants, see Note 11 — “Income Taxes.”
In September 2006, the FASB issued SFAS No. 157, which provides guidance on how companies should measure fair

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

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
In February 2007, the FASB issued SFAS No. 159, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact this statement will have on the financial condition and results of operations of the Registrants.
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
In June 2007, the FASB ratified EITF No. 07-3.  This consensus requires companies that make non-refundable advance payments for future research and development activities to capitalize the payments until the goods have been delivered or the related services performed.  This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2007.  Earlier application is not permitted.  The adoption of this EITF is not expected to have a material impact on the financial condition and results of operations of the Registrants.

Note 6 — Restricted Cash

Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At September 30, 2007, and December 31, 2006, $0.1 million and $24.5 million of cash, respectively, was restricted.  At September 30, 2007, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement.  Restricted cash at Cleco Power at September 30, 2007, decreased $24.4 million compared to December 31, 2006, due to the release of funds for construction of the solid waste disposal facility at Rodemacher Unit 3.

Note 7 — Electric Customer Credits

Earnings for the nine months ended September 30, 2006, for Cleco and Cleco Power reflect reversals of previously accrued credits of $4.4 million under terms of a RSP established in an earnings review settlement with the LPSC in 1996.
The original terms of the 1996 LPSC earnings review settlement were extended without modification to September 30, 2006, through subsequent amendments and two approved one-year extensions.  As part of the settlement, Cleco Power was allowed to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity were credited to customers.  This effectively allowed Cleco Power the opportunity to realize a regulatory rate of return up to 12.625%.  The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually, based on results for each 12-month period ended September 30.  The 1996 LPSC settlement provided for such credits to be made on customers’ bills the following summer.
The $4.4 million reversal of previously accrued credits mentioned above was the result of two events.  The first event was the April 2006 settlement of issues raised in the LPSC’s review of Cleco Power’s RSP filings for the 12-months ended September 30, 2002, 2003, and 2004.  Under the terms of the settlement, Cleco Power refunded $1.3 million as credits on customers’ September 2006 utility bills and reversed, in the first quarter of 2006, previously accrued customer credits of $3.2 million.  The second event was the April 2006 filing by Cleco Power of its required monitoring report for the 12-month period ended September 30, 2005.  Based on the reassessment of amounts filed in this monitoring report, the results of the Staff’s review as discussed above, and projections for the year 2006, Cleco Power reversed in the first quarter of 2006 an additional $1.2 million of customer credits previously

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

accrued for the 12-months ended September 30, 2005, and 2006.
In the first proceeding, the LPSC also reserved the right to further review Cleco Power’s calculation of working capital included in the filings for the 12-months ended September 30, 2002, 2003, and 2004.  Cleco Power reached an agreement of the working capital issue with the LPSC and refunded an additional $3.2 million of previously accrued customer credits to customers in March 2007.
The LPSC consultants completed the review of the 2005 monitoring report in March 2007.  Cleco Power received the LPSC Staff’s report in April 2007, indicating that no refund was due based on the 2005 RSP filing.  In August 2007, the LPSC consultants completed their review of Cleco Power’s 2006 monitoring report, and Cleco Power received the LPSC Staff’s report indicating that no refund was due for the reporting period ended September 30, 2006.  The Staff’s report becomes final after October 31, 2007, provided there is no protest by any individual or group of customers prior to that time.
Cleco Power’s Balance Sheets at September 30, 2007, and December 31, 2006, reflect the following accruals for estimated electric customer credits relating to the 12-months ended September 30, 2002, through September 30, 2007.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Provision for rate refund	$2	$3,174
Other deferred credits	1,933	1,933
Total customer credits	$1,935	$5,107

Amounts reported under the line item provision for rate refund at December 31, 2006, relate to the working capital issue mentioned above for the 12-months ended September 30, 2002, 2003, and 2004, that were refunded in March 2007.  The amounts reported under the line item other deferred credits relate to potential fuel audit issues and currently are not due.  All customer credits relating to Cleco Power’s RSP were recorded as a reduction in revenue due to the nature of the credits.  The accruals are based upon the original 1996 settlement, the modified terms of the RSP extension, the resolution of the 2001-2002 fuel audit which was settled in 2004, annual issues as agreed to between Cleco and the LPSC, and Cleco’s assessment of issues that remain outstanding.
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
In February 2006, the LPSC approved Cleco Power’s request to recover storm restoration costs incurred for Hurricanes Katrina and Rita.  As part of this approval, the LPSC required that effective during the interim recovery period (Phase I), which began with the May 2006 billing cycle, Cleco Power’s portion of the shared regulated earnings between the 12.25% and 13% allowed return on equity (between 11.25% and 12.25% effective October 1, 2006) be credited against outstanding Hurricanes Katrina and Rita storm restoration costs, rather than being shared between shareholders and customers.  In September 2007, as a result of Phase II of the LPSC Staff’s review of storm restoration costs, the LPSC approved a settlement agreement between Cleco Power and the LPSC Staff allowing the recovery of essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs.  As part of the agreement, Cleco Power will continue to forgo its share of any excess earnings calculated according to the terms of the current RSP (unless modified in a subsequent base rate proceeding).  For information concerning this agreement, see Note 2 — “Regulatory Assets and Liabilities.”  As of September 30, 2007, Cleco Power had not credited any earnings against storm restoration costs.

Note 8 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current wholesale municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court against Cleco Corporation, Cleco Power, and certain other subsidiaries.  The lawsuit alleges unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts.  The lawsuit was removed to and currently is pending in the U.S. District Court for the Western District of Louisiana.  Cleco filed responses which include claims for unspecified amounts owed by the City to Cleco.  On January 13, 2006, Cleco and the City agreed upon guidelines whereby an audit and subsequent mediation of the disputed transactions would be performed.  On February 21, 2006, the court designated KPMG LLP (KPMG) to examine the claims made by both parties.  On February 23, 2007, KPMG delivered a preliminary audit report to outside counsel for each party.  Pursuant to a court order, the report’s distribution is limited and its contents are confidential.  In March 2007, the parties met to mediate the dispute and have agreed to continue to negotiate a framework for resolution of the dispute under the supervision of the mediator and the U.S. District Judge.  On September 11, 2007, the parties met with the U.S. District Judge, who extended the mediation process.  Under the current court order, this mediation will continue through the end of 2007, unless a settlement is reached earlier.  Management believes the dispute will not

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.
On October 8, 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study from the EPA.  The special notice requested Cleco Corporation and Cleco Power, along with many other listed potentially responsible parties to enter into negotiations with the EPA for the performance of a Remedial Investigation and Feasibility Study at an area known as the Devil's Swamp Lake just northwest of Baton Rouge, Louisiana.  Cleco has been identified as being associated with the site operations and as such is being requested to respond to this notice.  The Devil's Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of polychlorinated biphenyls to fisheries and wetlands located on the site.  The EPA will make a final decision on the listing of the site to the NPL after considering the relevant comments. A written response to the EPA is required by December 7, 2007.  Cleco has contacted the EPA in response to the special notice and is reviewing the available information.  Since this investigation is in the preliminary stages, management is unable to determine what amount, if any, should be accrued for possible remediation of the facility site.
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

Off-Balance Sheet Commitments and Disclosures about Guarantees
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates).  Cleco Corporation and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur.  These contractual terms generally are defined as guarantees in FIN 45.  Guarantees issued or modified after December 31, 2002, that fall within the initial recognition scope of FIN 45 are required to be recorded as a liability.  Outstanding guarantees that fall within the disclosure scope of FIN 45 are required to be disclosed for all accounting periods ending after December 15, 2002.
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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of September 30, 2007, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT SEPTEMBER 30, 2007
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Guarantee issued to Tenaska on behalf of Cleco Evangeline	5,000	-	5,000	5,000
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	525	-	525	-
Obligations under the Lignite Mining Agreement	15,772	-	15,772	-
Total	$315,597	$135,000	$180,597	$22,228

Cleco Corporation provided a limited guarantee and an indemnification, which fall within the recognition scope of FIN 45, to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of September 30, 2007, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed. In June 2005, Perryville paid all interest and

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

principal owed under the Senior Loan Agreement, and in July 2005, it exercised offset rights against MAI to satisfy its obligations of $98.7 million under the Subordinated Loan Agreement.  As a result, it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims. The discounted probability-weighted liability under the guarantees and indemnifications as of September 30, 2007, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith.
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million, and the guarantees expire in 2009.  These guarantees do not fall within the scope of FIN 45. Cleco Energy issued guarantees and indemnifications that fall within the recognition scope of FIN 45, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million.  The discounted probability-weighted liability under the FIN 45 guarantees and indemnifications as of September 30, 2007, was $0.1 million.
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
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At September 30, 2007, Cleco Power’s 50% exposure for this obligation was approximately $15.8 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

				AT SEPTEMBER 30, 2007
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$165,072	$5,000	$101,400	$15,772	$42,900
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$180,597	$5,525	$101,400	$15,772	$57,900

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
Generally, neither Cleco Corporation nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations.  The one exception is the insurance contracts associated with the indemnification of directors, managers, officers, agents and employees.  There are no assets held as collateral for third parties that either Cleco Corporation or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

Acadia
In May 2005, a detailed review of the gas and electric metering at the Acadia plant resulted in the discovery of a potential electric metering error whereby Acadia unknowingly generated excess power to its electric interconnections for the period beginning June 1, 2002, and ending May 31, 2005.  Acadia made a claim against Cleco Power for the delivery of the excess generation for which it did not receive compensation.  In April 2007, Cleco reached a settlement agreement with Calpine, subject to bankruptcy court approval, which resolved issues related to the Acadia power plant, including the potential electric metering error at the plant.  As part of that settlement, Calpine agreed to sell APH the right to settle Acadia’s outstanding dispute with Cleco Power for $1.25 million.  In May 2007, the Calpine Debtors Bankruptcy Court approved the terms of the April 2007 settlement agreement.  In September 2007, Calpine completed the transfer to APH of its rights in the Acadia dispute.  For more information on the Acadia settlement, see Note 14 — “Calpine Bankruptcy Settlement.”

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

CBL Capital Corporation
Cleco Power has entered into an operating lease agreement with CBL Capital Corporation.  This is a master leasing agreement for company vehicles and other equipment.  The lease contains a provision for early termination, along with an associated termination fee.  At any time during the lease, Cleco Power may terminate the agreement.  The termination fee is based upon the unamortized residual value of the equipment under lease at the end of the month of termination.  The fee is decreased by any sale proceeds obtained by CBL Capital Corporation.  Cleco Power would be liable for 87% of the termination fee net of any sale proceeds.  Cleco Power’s maximum obligation at September 30, 2007, is approximately $4.7 million.  At this time, Cleco Power has no plans to terminate this lease prior to expiration of the lease term.

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

Williams
The credit ratings of the senior unsecured debt of The Williams Companies, Inc. (Moody’s – Ba2; Standard & Poor’s – BB), the parent company of Williams under the Evangeline Tolling Agreement, remain below “investment grade.”  The following list discusses some possible adverse consequences if Williams should fail to perform its obligations under the Evangeline Tolling Agreement:

▪
If Williams’ failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the entire outstanding principal amount ($177.1 million at September 30, 2007) and interest to be immediately due and payable, which could result in:

▪	Cleco seeking to refinance the bonds, the terms of which may be less favorable than existing terms;
▪	Cleco causing Evangeline to seek protection under federal bankruptcy laws; or
▪	the trustee of the bonds foreclosing on the mortgage and assuming ownership of the Evangeline plant;
▪	Cleco may not be able to enter into agreements in replacement of the Evangeline Tolling Agreement on terms as favorable as that agreement or at all;
▪	Cleco’s equity investment in Evangeline may be impaired, requiring a write-down to its fair market value, which could be substantial; and

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

▪	Cleco’s credit ratings could be downgraded, which would increase borrowing costs and limit sources of financing.

In May 2007, The Williams Companies, Inc. agreed to sell substantially all of its power assets, including its tolling agreement with Evangeline, to Bear Energy LP.  The sale, which is subject to regulatory and other approvals, is expected to close no later than the fourth quarter of 2007.  Management anticipates an improvement in Evangeline’s credit quality due to the more favorable credit rating of Bear Stearns Companies Inc.

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
Changes in the regulatory environment or market forces could cause Cleco to determine its assets have suffered an other than temporary decline in value, whereby an impairment would be required to be taken and Cleco’s financial condition could be materially adversely affected.

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

Note 9 — Preferred Stock

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
As a result of this conversion, total shareholders’ equity reported on Cleco Corporation’s Condensed Consolidated Balance Sheet at September 30, 2007, did not change. Cleco Corporation recorded a $19.1 million reduction in preferred stock with a corresponding increase in common shareholders’ equity.

Note 10 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees hired or rehired before August 1, 2007, are covered by a noncontributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation. Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation.  No contributions to the pension plan were made during the nine months ended September 30, 2007.  During 2007, a contribution is not expected to be required by funding regulations.  A discretionary contribution may be made during 2007; however, the decision by management to make a contribution and the amount, if any, has not been determined.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.  In July 2007, Cleco Corporation’s Board of Directors approved an amendment to the pension plan to provide that employees hired or rehired on or after August 1, 2007, will not be eligible for benefits under the pension plan.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco Corporation recognizes the expected cost of these benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three and nine months ended September 30, 2007, and 2006, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006	2007	2006
Components of periodic benefit costs
Service cost	$1,990	$1,960	$339	$384
Interest cost	3,919	3,606	454	424
Expected return on plan assets	(4,740)	(4,571)	-	-
Transition obligation	-	-	5	5
Prior period service cost (benefit)	209	243	(518)	(516)
Net loss	536	636	196	217
Net periodic benefit cost	$1,914	$1,874	$476	$514

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006	2007	2006
Components of periodic benefit costs
Service cost	$5,810	$5,881	$1,049	$1,153
Interest cost	11,644	10,817	1,374	1,271
Expected return on plan assets	(14,235)	(13,714)	-	-
Transition obligation	-	-	15	15
Prior period service cost (benefit)	634	729	(1,548)	(1,549)
Net loss	1,471	1,908	696	650
Net periodic benefit cost	$5,324	$5,621	$1,586	$1,540

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the accrued liability of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Power’s Condensed Statement of Income for the three and nine months ended September 30, 2007, was $1.5 million and $3.8 million, respectively.  The expense of the pension plan related to Cleco Power’s Condensed Statement of Income for the three and nine months ended September 30, 2006, was $1.3 million and $3.9 million, respectively.
Cleco Corporation is the plan sponsor for the other benefits.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to other benefits reflected on Cleco Power’s Condensed Statements of Income for the three and nine months ended September 30, 2007, was $0.4 million and $1.4 million, respectively.  The expense related to other benefits reflected on Cleco Power’s Condensed Statements of Income for the three and nine months ended September 30, 2006, was $0.4 million and $1.3 million, respectively.

SERP
Certain key executives and key managers are covered by the SERP. The SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan. Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a “rabbi trust” designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay SERP participants’ life insurance benefits, as well as future SERP payments. However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. No contributions to the SERP were made during the nine months ended September 30, 2007, and 2006.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006	2007	2006
Components of periodic benefit costs
Service cost	$496	$345	$1,076	$1,035
Interest cost	459	397	1,334	1,190
Prior period service cost	15	13	40	40
Net loss	277	209	762	627
Net periodic benefit cost	$1,247	$964	$3,212	$2,892

The SERP has no assets, and liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to the SERP reflected on Cleco Power’s Condensed Statements of Income for the three and nine months ended September 30, 2007, was $0.3 million and $0.8 million, respectively.  The expense related to the SERP reflected on Cleco Power’s Condensed Statements of Income for the three and nine months ended September 30, 2006, was $0.3 million and $0.8 million, respectively.

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

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

common stock.  Compensation expense related to the newly issued common shares is based upon the fair market value of the common stock issued to 401(k) Plan participants.  At September 30, 2007, and December 31, 2006, Cleco Corporation had issued 268,431 and 140,189 shares of Cleco common stock, respectively, to 401(k) Plan participants, including dividend reinvestments.
On March 26, 2007, the ESOP trustee converted all outstanding 190,372 shares of ESOP preferred stock into 1.8 million shares of Cleco common stock.  For more information on the conversion, see Note 9 — “Preferred Stock.”
The table below contains information about the 401(k) Plan and the ESOP:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006
401(k) Plan expense	$667	$662
Dividend requirements to ESOP on convertible preferred stock	$-	$413
Interest incurred by ESOP on its indebtedness	$-	$-

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006
401(k) Plan expense	$2,166	$1,338
Dividend requirements to ESOP on convertible preferred stock	$412	$1,276
Interest incurred by ESOP on its indebtedness	$-	$8

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three and nine months ended September 30, 2007, was $0.2 million and $0.6 million, respectively.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three and nine months ended September 30, 2006, was $0.2 million and $0.4 million, respectively.  The expense related to the dividend requirements on the shares of ESOP preferred stock is reflected on Cleco Corporation’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007, and 2006.
In October 2007, Cleco Corporation’s Board of Directors approved an amendment to the 401(k) Plan to provide enhanced benefits to participants who were hired or rehired on or after August 1, 2007, and who are not eligible for the benefits under the pension plan.

Note 11 — Income Taxes

The following tables summarize the effective income tax rates for Cleco Corporation and Cleco Power for the three and nine months ended September 30, 2007, and September 30, 2006.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006
Cleco Corporation	30.7%	40.9%
Cleco Power	24.1%	34.6%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
Cleco Corporation	31.1%	38.0%
Cleco Power	24.0%	33.4%

Cleco Corporation’s and Cleco Power’s effective income tax rates for the three and nine months ended September 30, 2007, decreased compared to the three and nine months ended September 30, 2006, as shown in the tables above.  A common contributing factor includes the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3.  Tax rates also were affected by the relative size of pre-tax income compared to this item.
Effective January 1, 2007, Cleco adopted the provisions of FIN 48 which provide guidance on accounting for uncertain tax positions.  During 2006, Cleco included all interest related to uncertain tax positions as a component of tax expense and taxes payable.  Subsequent to the adoption of FIN 48, Cleco classified all interest related to uncertain tax positions as a component of interest expense and interest payable.  As of the third quarter of 2006, $0.5 million of interest expense, net of the tax benefit, was included in tax expense and was not reclassified in the financial statements.  The total amount of interest associated with tax positions recognized on the balance sheets of Cleco Corporation and Cleco Power as of the date of adoption was $14.2 million and $10.2 million, respectively, and $22.0 million and $14.6 million as of September 30, 2007, respectively.  There was no additional interest expense recognized at the date of adoption.  The total amount of unrecognized tax benefits for Cleco Corporation and Cleco Power as of the date of adoption was $62.3 million and $30.9 million, respectively, and $78.5 million and $52.4 million as of September 30, 2007, respectively.  Approximately $32.3 million of the increase was mainly due to adjustments taken on the 2005 federal income tax return for an indirect cost study and a casualty loss deduction.  Approximately $1.3 million of the increase was due to a request for refund filed with the IRS due to the deduction for the tax life of street lights and meters from a 1997 cost segregation study.  Partially offsetting these increases was approximately $0.6 million due to current year activity for uncertain tax positions, $9.9 million attributable to a change in the estimate for the FIN 48 liability related to an indirect cost study, $5.6 million attributable to a change in the estimate for the FIN 48 liability related to Evangeline tax depreciation, and $1.3 million attributable to adjustments taken on the 2006 federal income tax return for an indirect cost study.  Due to settlement discussions with the IRS, management believes that some of these unrecognized benefits may be recognized, resulting in an approximate $1.0 million benefit to tax expense.
The federal income tax years that remain subject to examination by the IRS are 2001-2006.  The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 1998-2006.
During the nine months ended September 30, 2007, there were no decreases in unrecognized tax benefits relating to

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

settlements or a lapse of the applicable statute of limitation, and there were no material changes to tax years that remain subject to examination by major tax jurisdictions.

Note 12 — Affiliate Transactions

Cleco has affiliate balances that were not eliminated as of September 30, 2007.  The balances were not eliminated due to the use of the equity method of accounting for Evangeline, Perryville, Attala, and Acadia.  At September 30, 2007, the payable to Evangeline was $9.5 million, and the payable to Perryville was $4.5 million.  Also, at September 30, 2007, the receivable from Evangeline was $1.1 million, the receivable from Perryville was $0.8 million, and the receivable from Acadia was $6.4 million.
Cleco Power has affiliate balances that are payable to or due from its affiliates.  At September 30, 2007, the payable to Cleco Corporation was $5.9 million, the payable to Support Group was $4.5 million, and the payable to other affiliates was $0.4 million.  Also, at September 30, 2007, the receivable from Cleco Corporation was $11.6 million, the receivable from Support Group was $1.3 million, and the receivable from other affiliates was $0.7 million.

Note 13 — Debt

Long-term Debt
At September 30, 2007, and December 31, 2006, Cleco’s long-term debt outstanding was $654.1 million and $619.3 million, respectively.  The $34.8 million increase primarily was due to $135.0 million in draws against Cleco Power’s credit facility, classified as long-term debt.  This was partially offset by the reclassification of $100.0 million of 7.00% Senior Notes at Cleco Corporation to long-term debt due within one year.
During the first nine months of 2007, Cleco Power repaid $10.0 million of 6.53% medium-term notes and $15.0 million of 7.50% medium-term notes, both at maturity.  These issues were classified as long-term debt due within one year; therefore, these repayments did not affect the total amount of long-term debt recorded.

Note 14 — Calpine Bankruptcy Settlement

Bankruptcy Proceedings
In December 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court.  CAH, a wholly owned subsidiary of Calpine, is one of the Calpine Debtors.  Prior to Cajun’s purchase, CAH owned a 50% interest in Acadia, and APH owned the other 50% interest in Acadia.  Acadia owns a 1,160-MW natural gas-fired power plant.
In December 2005, the Calpine Debtors filed a motion with the Calpine Debtors Bankruptcy Court seeking to reject the Calpine Tolling Agreements in addition to six other power supply contracts with other entities.  The rejection motion was referred to the U.S. District Court for the Southern District of New York, and in January 2006, a federal judge dismissed the motion.  The Calpine Debtors appealed the decision to the U.S. Court of Appeals for the Second Circuit and in March 2006, the Calpine Debtors Bankruptcy Court entered an order permitting Acadia to suspend its obligations to CES under the Calpine Tolling Agreements in view of CES’s non-performance of the agreements.

Settlement Agreement
In April 2007, Cleco announced that a settlement agreement had been reached with Calpine, subject to the approval of the Calpine Debtors Bankruptcy Court, which resolved issues related to the Acadia power plant.  The settlement included the fixing of Acadia’s claims against the Calpine Debtors and an agreement by the parties to certain bidding procedures (Bidding Procedures) which governed the sale of CAH’s interest in Acadia and certain related assets (collectively, the CAH Assets).  In May 2007, the Calpine Debtors Bankruptcy Court approved the terms of the settlement and entered orders approving the Claims Settlement Agreement and the Bidding Procedures.
The Claims Settlement Agreement addressed Acadia’s outstanding claims against the Calpine Debtors.  Under the Claims Settlement Agreement, Acadia received a pre-petition general unsecured claim against each of CES and Calpine (as guarantor of CES’s obligations under the Calpine Tolling Agreements) for $185.0 million, which takes into account prior draws made by APH under a letter of credit in the aggregate amount of $15.0 million.  Acadia made a dividend by assignment to APH for its portion of the claims.
In May 2007, APH sold its claims of $85.0 million against CES and Calpine to JPMorgan Chase Bank, N.A. at 92% of face value.  The pre-tax proceeds from this sale were $78.2 million.
The Bidding Procedures Order set forth the procedures governing the sale of the CAH Assets.  Under the Bidding Procedures Order, APH agreed to serve as the “stalking horse bidder” for the CAH Assets.  APH’s agreement was subject to certain terms and conditions, including payment to APH of a $2.9 million break-up fee in the event APH was not the successful purchaser.  APH and CAH entered into a purchase agreement whereby APH agreed to purchase the CAH Assets for $60.0 million plus assumed liabilities, subject to any higher or better offers.
The Calpine Debtors Bankruptcy Court approved the transfer of the operations, maintenance and project management functions of the Acadia power plant to subsidiaries of Midstream upon the closing of the CAH asset sale.  A subsidiary of Calpine has been performing these functions since the Acadia power plant became operational.

Acadia Auction Results
In July 2007, CAH conducted an auction for the CAH Assets.  APH participated in the auction.  At the conclusion of the auction, Cajun emerged as the successful bidder, with a price of $189.0 million.
In August 2007, a hearing was held for the Calpine Debtors Bankruptcy Court to consider and approve the sale of

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

CAH Assets to Cajun.  In September 2007, after all regulatory approvals were received, the sale of CAH's Assets to Cajun was completed.  At the closing of the sale, APH received payment from Cajun in the amount of $85.0 million for the agreed upon value of the priority and guaranteed distributions, plus a $2.9 million break-up fee and other expense reimbursements. This $85.0 million payment is separate from APH’s $85.0 million pre-petition unsecured claim that it sold in May 2007.  APH also acquired, for $1.25 million (subject, in certain circumstances, to reduction), Calpine’s interest in Acadia’s claim against Cleco Power regarding a potential electric metering error at the Acadia power plant.  APH recognized this as other expense on Cleco’s Condensed Consolidated Statements of Income.
At the completion of the sale, management reviewed the carrying value of APH’s 50% ownership in Acadia.  Using Calpine’s sale as a market indicator of value, APH recognized an impairment charge of $45.8 million, which is the difference between the $234.8 million carrying value and the $189.0 million market value.  The impairment charge is reflected in equity income from investees on Cleco’s condensed consolidated statements of income.
As a result of the closing and the subsequent settlement of future priority distribution payments owed to APH, the Acadia LLC Agreement was amended to remove APH's priority distribution rights and give each member (APH and Cajun) a 50% ownership and economic interest in Acadia.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and Cleco Corporation’s and Cleco Power’s Condensed Financial Statements contained in this Form 10-Q. The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2007, and September 30, 2006.

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
In 2005, Hurricanes Katrina and Rita caused catastrophic damage to the Gulf Coast region, including Cleco Power's service territory.  Storm restoration costs from Hurricanes Katrina and Rita are currently estimated to total $158.0 million, a decrease from the original estimate of $161.8 million filed with the LPSC.  In March 2007, Cleco Power and the LPSC Staff filed a settlement agreement allowing the recovery of storm restoration costs.  In September 2007, the LPSC approved the settlement agreement and issued a financing order authorizing Cleco Power to securitize and to cause the issuance of storm recovery bonds with an aggregate principal amount of approximately $187.0 million, equal to the sum of (i) Cleco Power’s costs incurred in connection with restoring service to its customers who experienced electric power outages as a result of Hurricanes Katrina and Rita (approximately $132.0 million, after crediting revenues from an interim storm surcharge, and excluding income tax benefits associated with such costs), plus (ii) a storm recovery reserve in the amount of approximately $50.0 million, and (iii) the upfront and ongoing costs of issuing, supporting and servicing the storm recovery bonds.  Management plans to complete the securitization financing as soon as market conditions allow.  For additional information, see Item 1, “Financial Statements and Supplementary Data — Notes to the Unaudited Condensed Financial Statements — Note 2 — Regulatory Assets and Liabilities.”

Midstream
In December 2005, the Calpine Debtors filed for protection under Chapter 11 of the Bankruptcy Code and subsequently

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

filed a motion with the Calpine Debtors Bankruptcy Court to reject the Calpine Tolling Agreements.  In March 2006, Acadia and CES executed amendments to the Calpine Tolling Agreements, which were approved by the Calpine Debtors Bankruptcy Court, permitting Acadia to suspend its obligations under the agreements.
Under an April 2007 settlement between Cleco and Calpine, Acadia received a pre-petition general unsecured claim against Calpine of $185.0 million in connection with the Calpine Tolling Agreements and Calpine’s guaranty of those agreements.  Acadia made a dividend by assignment to APH for its portion of the claims.  In May 2007, APH sold the claim of $85.0 million at 92% of face value.  In September 2007, after all regulatory approvals were received, the sale of CAH's Assets to Cajun was completed.  At the closing of the sale, APH received payment from Cajun in the amount of $85.0 million for the agreed upon value of the priority and guaranteed distributions, plus a $2.9 million break-up fee and other expense reimbursements. For additional information on Acadia and the Calpine bankruptcy, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 14 — Calpine Bankruptcy Settlement.”
Effective February 1, 2007, the ownership interests of Midstream’s transmission interconnection facilities were transferred to Cleco Corporation.  In accordance with SFAS No. 131, the net operating results for Midstream for the three and nine months ended September 30, 2006, have been adjusted to reflect this organizational change.

Comparison of the Three Months Ended September 30, 2007, and 2006

Cleco Consolidated
		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue, net	$311,691	$294,103	$17,588	5.98%
Operating expenses	270,530	256,903	(13,627)	(5.30)%
Operating income	$41,161	$37,200	$3,961	10.65%
Allowance for other funds used during construction	$9,552	$2,190	$7,362	336.16%
Equity income from investees	$27,726	$15,197	$12,529	82.44%
Other income	$28,402	$702	$27,700	*
Federal and state income taxes	$30,077	$19,350	$(10,727)	(55.44)%
Net income applicable to common stock	$68,033	$27,592	$40,441	146.57%
*Not meaningful

Consolidated net income applicable to common stock increased $40.4 million, or 146.6%, in the third quarter of 2007 compared to the third quarter of 2006 primarily due to increased Midstream and Cleco Power earnings.
Operating revenue, net increased $17.6 million, or 6.0%, in the third quarter of 2007 compared to the same period of 2006 largely as a result of higher fuel cost recovery revenue at Cleco Power.
Operating expenses increased $13.6 million, or 5.3%, in the third quarter of 2007 compared to the third quarter of 2006 primarily due to increased fuel costs and higher capacity payments and maintenance expenses at Cleco Power.  The resulting change in operating income was primarily due to lower other operations expense and lower depreciation expense at Cleco Power.
Allowance for other funds used during construction increased $7.4 million, or 336.2%, in the third quarter of 2007 compared to the same period of 2006 primarily due to increased construction activity at Rodemacher Unit 3.
Equity income from investees increased $12.5 million, or 82.4%, in the third quarter of 2007 compared to the third quarter of 2006.  Other income increased $27.7 million in the third quarter of 2007 compared to the same period of 2006.  These increases were a result of amounts received by APH relating to Cajun's purchase of CAH's 50% equity ownership interest in Acadia as described above, offset by a pre-tax impairment loss.  For additional information, see “— Midstream — Equity Income from Investees and Other Income.”
Federal and state income taxes increased $10.7 million, or 55.4%, during the third quarter of 2007 compared to the same period of 2006 primarily due to the $50.8 million increase in pre-tax income for the third quarter of 2007 compared to the same period of 2006.  The effective income tax rate decreased from 40.9% to 30.7% during the third quarter of 2007 compared to the same period of 2006, mainly due to the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue
Base	$104,476	$103,149	$1,327	1.29%
Fuel cost recovery	196,386	181,341	15,045	8.30%
Other operations	9,231	7,621	1,610	21.13%
Affiliate revenue	10	13	(3)	(23.08)%
Intercompany revenue	501	501	-	-
Operating revenue, net	310,604	292,625	17,979	6.14%
Operating expenses
Fuel used for electricgeneration – recoverable	94,838	77,730	(17,108)	(22.01)%
Power purchased for utilitycustomers – recoverable	101,508	103,732	2,224	2.14%
Non-recoverable fuel andpower purchased	10,166	8,064	(2,102)	(26.07)%
Other operations	22,739	23,791	1,052	4.42%
Maintenance	9,590	7,981	(1,609)	(20.16)%
Depreciation	19,401	23,353	3,952	16.92%
Taxes other than incometaxes	10,053	10,149	96	0.95%
Total operating expenses	268,295	254,800	(13,495)	(5.30)%
Operating income	$42,309	$37,825	$4,484	11.85%
Allowance for other funds used during construction	$9,552	$2,190	$7,362	336.16%
Interest charges	$8,213	$8,328	$115	1.38%
Federal and state income taxes	$10,871	$11,428	$557	4.87%
Net income	$34,198	$21,556	$12,642	58.65%

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

Cleco Power’s net income applicable to member’s equity in the third quarter of 2007 increased $12.6 million, or 58.7%, compared to the third quarter of 2006.  Contributing factors include:

▪	higher base revenue,
▪	higher other operations revenue,
▪	higher allowance for other funds used during construction,
▪	lower depreciation expense,
▪	lower other operations expense, and
▪	lower effective income tax rate.

These were partially offset by:

▪	higher non-recoverable fuel and power purchased and
▪	higher maintenance expense.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(MILLION kWh)	2007	2006	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,170	1,190	(1.68)%
Commercial	733	651	12.6%
Industrial	786	784	0.26%
Other retail	35	101	(65.35)%
Total retail	2,724	2,726	(0.07)%
Sales for resale	165	159	3.77%
Unbilled	(44)	(89)	50.56%
Total retail and wholesale customer sales	2,845	2,796	1.75%

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$53,190	$53,855	(1.23)%
Commercial	25,270	22,442	12.6%
Industrial	14,686	14,399	1.99%
Other retail	1,456	3,671	(60.34)%
Storm surcharge	6,644	6,582	0.94%
Total retail	101,246	100,949	0.29%
Sales for resale	4,744	5,222	(9.15)%
Unbilled	(1,514)	(3,022)	49.90%
Total retail and wholesale customer sales	$104,476	$103,149	1.29%

A review of customer rate schedules was completed by Cleco Power in late August 2006 that resulted in certain other retail customers being reclassified to the commercial class of customers.  As a result of this reclassification, commercial electric sales increased with a corresponding decrease in other retail as reflected in the charts above.
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

			FOR THE THREE MONTHS ENDED SEPTEMBER 30,
				2007 CHANGE
	2007	2006	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,601	1,524	1,468	5.05%	9.06%

Base
Base revenue during the third quarter of 2007 increased $1.3 million, or 1.3%, compared to the same period in 2006. The increase primarily was due to slightly higher retail and wholesale kWh sales, primarily from warmer weather as compared to the same period in 2006.
During the second quarter of 2008, Cleco Power is expected to begin providing service to a new industrial customer.  As a result of this new customer, the addition of 8 MWs, which approximates $1.0 million of base revenue annually, is expected during 2008.
Cleco Power began selling fixed-priced power to a 30-MW wholesale customer on January 1, 2006.  As a result of the fixed-price contract, the customer is expected to increase base revenue while diluting earnings in years 2007 and 2008.  In years 2009 through 2012, Cleco Power anticipates earnings accretion related to this contract.  For additional information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during the third quarter of 2007 compared to the same period in 2006 increased $15.0 million, or 8.3%, primarily due to increases in the per-unit cost of fuel used for electric generation and higher volumes of power purchased for utility customers.  Changes in fuel costs historically have not significantly affected Cleco Power’s net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 96% of Cleco Power’s total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC.  For information on Cleco Power’s ongoing 2003-2004 fuel audit, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Fuel Audit.”

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

Other Operations
Other operations revenue increased $1.6 million, or 21.1%, in the third quarter of 2007 compared to the third quarter of 2006 primarily due to a $0.5 million mark-to-market loss in the third quarter of 2007 compared to a $1.9 million mark-to-market loss in the third quarter of 2006 relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer.  Also contributing to the increase was $0.2 million of other miscellaneous revenue.  For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses increased $13.5 million, or 5.3%, in the third quarter of 2007 compared to the same period of 2006. Fuel used for electric generation (recoverable) increased $17.1 million, or 22.0%, primarily due to higher per-unit costs of fuel used as compared to the same period of 2006.  Partially offsetting this increase was lower volumes of fuel used for electric generation.  Power purchased for utility customers (recoverable) decreased $2.2 million, or 2.1%, largely due to lower per-unit costs of power purchased.  Partially offsetting this decrease were higher volumes of power purchased.  Higher volumes of purchased power were largely the result of unscheduled plant outages during the third quarter of 2007.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and purchased power increased $2.1 million, or 26.1%, primarily due to higher capacity payments made during the third quarter of 2007.  Other operations expense decreased $1.1 million, or 4.4%, primarily due to lower employee benefit costs, lower payroll and administrative expenses, and lower professional fees.  Maintenance expenses during the third quarter of 2007 increased $1.6 million, or 20.2%, compared to the same period of 2006 primarily due to the reclassification of certain storm amortization costs to depreciation expense during the third quarter of 2006.  Partially offsetting this increase was the recognition of previously recorded storm restoration expenses as a regulatory asset during the third quarter of 2007.  Depreciation expense decreased $4.0 million, or 16.9%, primarily as a result of the absence in 2007 of the reclassification of storm amortization costs to depreciation expense during the third quarter of 2006.  Partially offsetting this decrease was higher storm amortization costs and normal recurring additions to fixed assets.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $7.4 million, or 336.2%, during the third quarter of 2007 compared to the same period of 2006 primarily due to increased construction activity at Rodemacher Unit 3.  Allowance for other funds used during construction comprised 27.9% of Cleco Power’s net income for the third quarter of 2007, compared to 10.2% for the third quarter of 2006.

Interest Charges
Interest charges decreased $0.1 million, or 1.4%, during the third quarter of 2007 compared to the same period of 2006 primarily due to the allowance for borrowed funds used during construction associated with construction activity at Rodemacher Unit 3.  Partially offsetting this decrease was interest related to draws against Cleco Power’s credit facility during 2007 and the accrual of interest related to uncertain tax positions, which was previously reported in tax expense.

Income Taxes
Income tax expense decreased $0.6 million, or 4.9%, during the third quarter of 2007 compared to the same period of 2006.  Cleco Power’s effective income tax rate decreased from 34.6% to 24.1% during the third quarter of 2007 compared to the same period of 2006. The decrease in the rate was primarily due to the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3.

Midstream
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue
Other operations	$4	$21	$(17)	(80.95)%
Affiliate revenue	1,105	1,443	(338)	(23.42)%
Operating revenue	1,109	1,464	(355)	(24.25)%
Operating expenses
Other operations	1,024	762	(262)	(34.38)%
Maintenance	506	740	234	31.62%
Depreciation	76	76	-	-
Taxes other than incometaxes	74	52	(22)	(42.31)%
Total operatingexpenses	1,680	1,630	(50)	(3.07)%
Operating loss	$(571)	$(166)	$(405)	(243.98)%
Equity income from investees	$27,532	$14,741	$12,791	86.77%
Other income	$27,924	$-	$27,924	*
Other expense	$1,250	$11	$(1,239)	*
Interest charges	$5,894	$4,989	$(905)	(18.14)%
Federal and state income tax expense	$17,947	$5,882	$(12,065)	(205.12)%
Income from discontinued operations	$-	$36	$(36)	(100.00)%
Net income	$30,415	$3,729	$26,686	715.63%
*Not meaningful

Midstream’s net income applicable to member’s equity for the third quarter of 2007 increased $26.7 million, or 715.6%, compared to the third quarter of 2006.  Factors affecting Midstream during the third quarter of 2007 are described below.

Equity Income from Investees
Equity income from investees increased $12.8 million, or 86.8%, in the third quarter of 2007 compared to the third quarter of 2006.  The increase was due to a $12.7 million increase in equity earnings at APH and a $0.1 million increase at

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

Evangeline.  The increase in earnings at APH primarily was a result of amounts received by APH during the third quarter of 2007 relating to Cajun's purchase of CAH's 50% equity ownership interest in Acadia.  At the closing of the sale, APH received payment from Cajun in the amount of $85.0 million for the agreed upon value of the priority and guaranteed distributions, plus a $2.9 million break-up fee.  Of these amounts, $60.0 million, which represents consideration of APH's priority distributions from Acadia, is included in equity income from investees.  The remaining $27.9 million is included in other income as discussed below.  Partially offsetting the $60.0 million payment reflected in equity income from investees was a $45.8 pre-tax impairment loss recorded in the third quarter of 2007, which represents the excess of the carrying value over the calculated fair value of APH's investment in Acadia.  The increase at Evangeline was primarily due to the absence of asbestos removal expense during the third quarter of 2007. As previously discussed, Midstream’s ownership interests in Perryville and Attala were transferred to Cleco Corporation effective February 1, 2007, and are no longer reported as equity income from investees on Midstream’s financial statements.  In accordance with SFAS No. 131, operating results for the third quarter of 2006 have been adjusted to reflect this new structure.  For additional information, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 3 — Disclosures about Segments.”

Other Income
Other income increased $27.9 million in the third quarter of 2007 compared to the third quarter of 2006 as a result of amounts received by APH during the third quarter of 2007 relating to Cajun's purchase of CAH's 50% equity ownership interest in Acadia.  Of this amount, $25.0 million represents consideration of APH's guaranteed payments from Acadia and $2.9 million represents break-up fees.

Other Expense
Other expense increased $1.2 million during the third quarter of 2007 compared to the same period of 2006 primarily due to APH’s payment to acquire Calpine’s interest in Acadia’s claim against Cleco Power regarding a potential electric metering error at the Acadia facility.

Interest Charges
Interest charges increased $0.9 million, or 18.1%, during the third quarter of 2007 compared to the same period of 2006 primarily due to a higher interest rate and a higher balance on affiliate debt relating to APH’s investment in Acadia.

Income Taxes
Income tax expense increased $12.1 million, or 205.1%, during the third quarter of 2007 compared to the same period of 2006 due to the $38.8 million increase in pre-tax income for the third quarter of 2007 compared to the same period of 2006.  Midstream’s effective income tax rate decreased from 61.4% to 37.1% during the third quarter of 2007 compared to the same period of 2006, mainly due to tax adjustments booked in 2006 and interest related to tax positions being accounted for as interest expense in 2007, compared to tax expense in 2006, as a result of the adoption of FIN 48.

Comparison of the Nine Months Ended September 30, 2007, and 2006

Cleco Consolidated
		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue, net	$796,942	$768,471	$28,471	3.70%
Operating expenses	713,051	675,877	(37,174)	(5.50)%
Operating income	$83,891	$92,594	$(8,703)	(9.40)%
Allowance for other funds used during construction	$21,715	$4,231	$17,484	413.24%
Equity income from investees	$97,608	$30,802	$66,806	216.89%
Other income	$28,644	$929	$27,715	*
Other expense	$2,536	$1,177	$(1,359)	(115.46)%
Interest charges	$34,284	$32,138	$(2,146)	(6.68)%
Federal and state income taxes	$63,187	$38,923	$(24,264)	(62.34)%
Net income applicable to common stock	$139,435	$62,071	$77,364	124.64%
*Not meaningful

Consolidated net income applicable to common stock increased $77.4 million, or 124.6%, in the first nine months of 2007 compared to the first nine months of 2006 primarily due to increased Midstream and Cleco Power earnings.
Operating revenue, net increased $28.5 million, or 3.7%, in the first nine months of 2007 compared to the same period of 2006 largely as a result of higher base and fuel cost recovery revenue at Cleco Power.
Operating expenses increased $37.2 million, or 5.5%, in the first nine months of 2007 compared to the first nine months of 2006 primarily due to increased fuel costs, capacity payments, depreciation expense and other operations and maintenance expenses at Cleco Power.
Allowance for other funds used during construction increased $17.5 million, or 413.2%, in the first nine months of 2007 compared to the same period of 2006 primarily due to increased construction activity at Rodemacher Unit 3.
Equity income from investees increased $66.8 million, or 216.9%, in the first nine months of 2007 compared to the same period of 2006.  The increase primarily was due to increased equity earnings at APH, resulting from the settlement of Acadia’s pre-petition unsecured claims against CES and Calpine and amounts received by APH relating to Cajun’s purchase of CAH’s 50% equity ownership interest in Acadia, offset by a pre-tax impairment loss.
Other income increased $27.7 million in the first nine months of 2007 compared to the same period of 2006 primarily due to amounts received by APH relating to Cajun’s purchase of CAH’s 50% equity ownership interest in Acadia.  For additional information, see “— Midstream — Equity Income from Investees and Other Income.”
Other expense increased $1.4 million, or 115.5%, in the first nine months of 2007 compared to the same period of 2006 primarily due to APH’s payment to acquire Calpine’s

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

interest in Acadia’s claim against Cleco Power regarding a potential electric metering error at the Acadia facility.
Interest charges increased $2.1 million, or 6.7%, in the first nine months of 2007 compared to the same period of 2006 primarily due to interest related to draws against Cleco Power’s credit facility during 2007 and the accrual of interest related to uncertain tax positions at Cleco Power, which was previously reported in tax expense.  Partially offsetting these increases was the allowance for borrowed funds used during construction associated with construction activity at Rodemacher Unit 3.
Federal and state income taxes increased $24.3 million, or 62.3%, during the first nine months of 2007 compared to the same period of 2006 primarily due to the $100.6 million increase in pre-tax income for 2007 compared to the same period of 2006.  The effective income tax rate decreased from 38.0% to 31.1% during the first nine months of 2007 compared to the same period of 2006, mainly due to the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3.
Results of operations for Cleco Power and Midstream are fully described below.

Cleco Power
		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue
Base	$272,765	$261,724	$11,041	4.22%
Fuel cost recovery	493,026	475,041	17,985	3.79%
Electric customer credits	-	4,382	(4,382)	(100.00)%
Other operations	26,413	22,052	4,361	19.78%
Affiliate revenue	35	37	(2)	(5.41)%
Intercompany revenue	1,505	1,501	4	0.27%
Operating revenue, net	793,744	764,737	29,007	3.79%
Operating expenses
Fuel used for electricgeneration – recoverable	196,872	179,305	(17,567)	(9.80)%
Power purchased for utilitycustomers – recoverable	296,071	295,974	(97)	(0.03)%
Non-recoverable fuel andpower purchased	20,116	18,127	(1,989)	(10.97)%
Other operations	71,318	65,844	(5,474)	(8.31)%
Maintenance	33,587	26,919	(6,668)	(24.77)%
Depreciation	58,784	53,879	(4,905)	(9.10)%
Taxes other than incometaxes	28,540	28,917	377	1.30%
Total operatingexpenses	705,288	668,965	(36,323)	(5.43)%
Operating income	$88,456	$95,772	$(7,316)	(7.64)%
Interest income	$3,548	$5,688	$(2,140)	(37.62)%
Allowance for other funds used during construction	$21,715	$4,231	$17,484	413.24%
Interest charges	$27,883	$26,232	$(1,651)	(6.29)%
Federal and state income taxes	$20,517	$26,287	$5,770	21.95%
Net income	$65,146	$52,476	$12,670	24.14%

Cleco Power’s net income applicable to member’s equity in the first nine months of 2007 increased $12.7 million, or 24.1%, compared to the first nine months of 2006.  Contributing factors include:

▪	higher base revenue,
▪	higher other operations revenue,
▪	higher allowance for other funds used during construction, and
▪	lower effective income tax rate.

These were partially offset by:

▪	absence of favorable customer credit adjustments,
▪	higher other operations and maintenance expenses,
▪	higher depreciation expense,
▪	higher non-recoverable fuel and power purchased,
▪	lower interest income, and
▪	higher interest charges.

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(MILLION kWh)	2007	2006	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	2,789	2,760	1.05%
Commercial	1,869	1,529	22.24%
Industrial	2,255	2,201	2.45%
Other retail	102	380	(73.16)%
Total retail	7,015	6,870	2.11%
Sales for resale	384	391	(1.79)%
Unbilled	67	53	26.42%
Total retail and wholesale customer sales	7,466	7,314	2.08%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2007	2006	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$122,567	$121,724	0.69%
Commercial	70,219	57,232	22.69%
Industrial	42,398	41,554	2.03%
Other retail	4,323	14,894	(70.97)%
Storm surcharge	18,295	10,508	74.11%
Total retail	257,802	245,912	4.84%
Sales for resale	12,675	13,745	(7.78)%
Unbilled	2,288	2,067	10.69%
Total retail and wholesale customer sales	$272,765	$261,724	4.22%

A review of customer rate schedules was completed by Cleco Power in late August 2006 that resulted in certain other retail customers being reclassified to the commercial class of customers.  As a result of this reclassification, commercial electric sales increased with a corresponding decrease in other retail as reflected in the charts above.
The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE NINE MONTHS ENDED SEPTEMBER 30,
				2007 CHANGE
	2007	2006	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	2,635	2,708	2,436	(2.70)%	8.17%
Heating degree-days	950	693	1,026	37.09%	(7.41)%

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

Base
Base revenue during the first nine months of 2007 increased $11.0 million, or 4.2%, compared to the same period in 2006. The increase primarily was due to the recovery of storm restoration costs through a monthly customer surcharge that began in May 2006.  These storm-related costs are being amortized to depreciation expense based on the amounts collected monthly from customers through this surcharge.  Also contributing to the increase in base revenue were higher retail and wholesale kWh sales, primarily from colder winter weather as compared to the same period in 2006.
For information on the anticipated effects of changes in revenue from industrial and wholesale customers, see “— Comparison of the Three Months Ended September 30, 2007, and 2006 — Cleco Power — Base.”  For additional information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”
For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during the first nine months of 2007 compared to the same period in 2006 increased $18.0 million, or 3.8%, primarily due to increases in the per-unit cost of fuel used for electric generation and higher volumes of power purchased for utility customers.  For information on Cleco Power’s ability to recover fuel and purchase power costs, see “— Comparison of the Three Months Ended September 30, 2007, and 2006 — Cleco Power — Fuel Cost Recovery.”

Electric Customer Credits
The $4.4 million change in electric customer credits is the result of the absence in the first nine months of 2007 of favorable adjustments made during the first nine months of 2006 related to prior RSP filing periods.  The potential refunds associated with the RSP are based on results for each 12-month period ended September 30.  For additional information on the accrual of electric customer credits, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 7 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $4.4 million, or 19.8%, in the first nine months of 2007 compared to the first nine months of 2006 primarily due to a $0.7 million mark-to-market gain in the first nine months of 2007 as compared to a $4.3 million mark-to-market loss in the first nine months of 2006 relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer.  These increases were partially offset by lower transmission services revenue. For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses increased $36.3 million, or 5.4%, in the first nine months of 2007 compared to the same period of 2006. Fuel used for electric generation (recoverable) increased $17.6 million, or 9.8%, primarily due to higher per-unit costs of fuel used as compared to the same period of 2006.  Partially offsetting this increase were lower volumes of fuel used for electric generation.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased increased $2.0 million, or 11.0%, primarily due to higher capacity payments made during the first nine months of 2007.  Other operations expense increased $5.5 million, or 8.3%, primarily due to the absence in 2007 of the $3.5 million recognition of previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC's February 22, 2006, approval of Cleco Power's request to recover these storm restoration costs.  Also contributing to the increase were higher transmission and distribution operation expenses. Maintenance expenses during the first nine months of 2007 increased $6.7 million, or 24.8%, compared to the same period of 2006 primarily due to the absence of the $3.0 million recognition of previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC’s February 22, 2006 order.  Also contributing to the increase was more generating station maintenance work performed during the first nine months of 2007.  Partially offsetting these increases was the recognition of other previously recorded storm restoration expenses as a regulatory asset during the third quarter of 2007.  Depreciation expense increased $4.9 million, or 9.1%, primarily as a result of $4.0 million of storm amortization costs and $0.9 million of normal recurring additions to fixed assets.

Interest Income
Interest income decreased $2.1 million, or 37.6%, during the first nine months of 2007 compared to the same period of 2006 primarily due to lower average investment balances.  Lower investment balances were the result of construction payments for Rodemacher Unit 3 being partially funded by these investments.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $17.5 million, or 413.2%, during the first nine months of 2007 compared to the same period of 2006 primarily due to increased construction activity at Rodemacher Unit 3.  Allowance for other funds used during construction comprised 33.3% of Cleco Power’s net income for the first nine months of 2007, compared to 8.1% for the first nine months of 2006.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

Interest Charges
Interest charges increased $1.7 million, or 6.3%, during the first nine months of 2007 compared to the same period of 2006 primarily due to interest related to draws against Cleco Power’s credit facility during 2007 and the accrual of interest related to uncertain tax positions, which was previously reported in tax expense.  Partially offsetting these increases was the allowance for borrowed funds used during construction associated with construction activity at Rodemacher Unit 3.

Income Taxes
Income tax expense decreased $5.8 million, or 22.0%, during the first nine months of 2007 compared to the same period of 2006.  The decrease in income tax expense was partially offset by a $6.9 million increase in pre-tax income for 2007 compared to the same period of 2006.  Cleco Power’s effective income tax rate decreased from 33.4% to 24.0% during the first nine months of 2007 compared to the same period of 2006, mainly due to the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3.  The tax rate is also affected by the relative size of this item to pre-tax income.

Midstream
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue
Other operations	$15	$26	$(11)	(42.31)%
Affiliate revenue	3,251	3,630	(379)	(10.44)%
Operating revenue	3,266	3,656	(390)	(10.67)%
Operating expenses
Other operations	4,231	3,285	(946)	(28.80)%
Maintenance	1,568	1,780	212	11.91%
Depreciation	230	232	2	0.86%
Taxes other than incometaxes	206	174	(32)	(18.39)%
Total operatingexpenses	6,235	5,471	(764)	(13.96)%
Operating loss	$(2,969)	$(1,815)	$(1,154)	(63.58)%
Interest income	$1,044	$-	$1,044	*
Equity income from investees	$96,460	$28,189	$68,271	242.19%
Other income	$27,924	$-	$27,924	*
Other expense	$1,252	$13	$(1,239)	*
Interest charges	$16,457	$13,865	$(2,592)	(18.69)%
Federal and state income tax expense	$40,008	$8,204	$(31,804)	(387.66)%
Loss from discontinued operations	$-	$(154)	$154	100.00%
Net income	$64,742	$4,138	$60,604	*
*Not meaningful

Midstream’s net income applicable to member’s equity for the first nine months of 2007 increased $60.6 million compared to the first nine months of 2006.  Factors affecting Midstream during the first nine months of 2007 are described below.

Operating Expenses
Operating expenses increased $0.8 million, or 14.0%, in the first nine months of 2007 compared to the first nine months of 2006.  The increase largely was due to higher employee benefit costs and higher administrative expenses.

Interest Income
Interest income increased $1.0 million in the first nine months of 2007 compared to the first nine months of 2006 primarily due to higher investment balances at APH.  Higher investment balances were the result of amounts received by APH relating to the settlement of Acadia's pre-petition unsecured claims against CES and Calpine.

Equity Income from Investees
Equity income from investees increased $68.3 million, or 242.2%, in the first nine months of 2007 compared to the first nine months of 2006.  The increase was due to a $72.2 million increase in equity earnings at APH, partially offset by a $3.9 million decrease at Evangeline.  The increase in earnings at APH primarily was due to the settlement of Acadia’s pre-petition unsecured claims against CES and Calpine and amounts received by APH relating to CAH’s 50% equity ownership interest in Acadia.  Partially offsetting these increases was an impairment loss recorded in the third quarter of 2007 and the absence in 2007 of APH's draw against the $15.0 million letter of credit issued by Calpine.  The decrease at Evangeline primarily was due to purchases of replacement power related to an outage at the facility, as well as higher interest charges.  These decreases were partially offset by higher revenue from replacement energy.  As previously discussed, Midstream’s ownership interests in Perryville and Attala were transferred to Cleco Corporation effective February 1, 2007, and are no longer reported as equity income from investees on Midstream’s financial statements.  In accordance with SFAS No. 131, operating results for the first nine months of 2006 have been adjusted to reflect this new structure.  For additional information, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 3 — Disclosures about Segments.”

Other Income
Other income increased $27.9 million during the first nine months of 2007 compared to the first nine months of 2006 as a result of amounts received by APH relating to Cajun's purchase of CAH's 50% equity ownership interest in Acadia.  At the closing of the sale, APH received payment from Cajun in the amount of $85.0 million for the agreed upon value of the priority and guaranteed distributions, plus a $2.9 million break-up fee.  Of these amounts, $27.9 million is included in other income of which $25.0 million represents consideration of APH's guaranteed payments from Acadia and $2.9 million represents break-up fees.  The remaining $60.0 million is included in equity income from investees.

Other Expense
Other expense increased $1.2 million during the first nine months of 2007 compared to the same period of 2006 primarily due to APH’s payment to acquire Calpine’s interest in

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

Acadia’s claim against Cleco Power regarding a potential electric metering error at the Acadia facility.

Interest Charges
Interest charges increased $2.6 million, or 18.7%, during the first nine months of 2007 compared to the same period of 2006 primarily due to a higher interest rate and a higher balance on affiliate debt relating to APH’s investment in Acadia.

Income Taxes
Income tax expense increased $31.8 million, or 387.7%, during the first nine months of 2007 compared to the same period of 2006 due to a $92.3 million increase in pre-tax income for 2007 compared to the same period of 2006.  Midstream’s effective income tax rate decreased from 65.7% to 38.2% during the first nine months of 2007 compared to the same period of 2006, mainly due to tax adjustments booked in 2006 and interest related to tax positions being accounted for as interest expense in 2007, compared to tax expense in 2006, as a result of the adoption of FIN 48.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
At September 30, 2007, Moody’s outlook for both Cleco Corporation and Cleco Power was stable.  Standard & Poor’s ratings outlook for both companies was negative due to continued uncertainties surrounding Cleco’s merchant energy activities and risks associated with the construction of Rodemacher Unit 3.  If Cleco Corporation or Cleco Power’s credit ratings were to be downgraded by Moody’s or Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to pay additional fees and higher interest rates under their bank credit and other debt agreements.
On May 22, 2007, Moody’s placed Evangeline’s Senior Secured Debt Rating of Ba2 under review for possible upgrade.  The rating action reflects the announced sale of Williams’ power business segment, including its tolling agreement with Evangeline, to Bear Energy LP.  Williams has announced that the sale, which is subject to regulatory and other approvals, is expected to close no later than the fourth quarter of 2007.  Management anticipates an improvement in the Evangeline’s credit quality due to the more favorable credit rating of Bear Stearns Companies Inc.
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
With respect to any open power or gas positions that Cleco may initiate in the future, Cleco Corporation may be required to provide credit support or pay liquidated damages.  The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price of power and gas, the changes in open power and natural gas positions, and changes in the amount counterparties owe Cleco.  Changes in any of these factors could cause the amount of requested credit support to increase or decrease.  For additional information, as well as a discussion of other factors affecting Cleco’s financial condition relating to its credit ratings, the credit ratings of its counterparties, and other credit-related risks, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks — Credit Ratings and Counterparties” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Debt
At September 30, 2007, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.  If Cleco Corporation were to default under the covenants in its various credit facilities, it would be unable to borrow additional funds under the facilities.  Further, if Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its credit facility. The bonds issued by Evangeline are non-recourse to Cleco Corporation, and a default on these bonds would not be considered a default under Cleco Corporation’s credit facility.  If Cleco Corporation’s credit rating were to be downgraded one level below investment grade, Cleco Corporation would be required to pay fees and interest at a rate of 0.45% higher than the current level for its $150.0 million credit facility.  A similar downgrade to the credit ratings of Cleco Power would require Cleco Power to pay fees and interest at a rate of 0.70% higher than the current level on its $275.0 million credit facility.

Cleco Consolidated
Cleco had no short-term debt outstanding at September 30, 2007, or December 31, 2006.  At September 30, 2007, Cleco’s long-term debt outstanding was $654.1 million compared to $619.3 million at December 31, 2006.  The $34.8 million increase was primarily due to $135.0 million in draws against Cleco Power’s credit facility, partially offset by the reclassification of $100.0 million of 7.00% Senior Notes at Cleco Corporation to long-term debt due within one year.  During the first nine months of 2007, Cleco repaid $10.0 million of 6.53% medium-term notes and $15.0 million of 7.50% medium-term notes, both at maturity.  These issues were classified as long-term debt due within one year; therefore, these repayments did not affect the total amount of long-term debt recorded.  For additional information, see “— Cleco Corporation (Holding Company Level)” and “— Cleco Power” below.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

At September 30, 2007, Cleco had a working capital deficit of $2.0 million and at December 31, 2006, a working capital surplus of $152.6 million.  The $154.6 million decrease in working capital is primarily due to additions to property, plant and equipment, including Rodemacher Unit 3, the reclassification of long-term debt to long-term debt due within one year, and the payment of dividends.  Partially offsetting the decrease was cash received from draws on Cleco Power’s credit facility, proceeds from the sale of the Calpine bankruptcy claims, and the receipt of preferred and guaranteed distributions from Acadia.
Cash and cash equivalents available at September 30, 2007, were $195.4 million combined with $267.8 million facility capacity ($127.8 million from Cleco Corporation and $140.0 million from Cleco Power) for total liquidity of $463.2 million.  Cash and cash equivalents increased $2.9 million, when compared to December 31, 2006, largely due to draws against Cleco Power’s credit facility, proceeds from the sale of the Calpine bankruptcy claims, and the receipt of preferred and guaranteed distributions from Acadia.  This was partially offset by additions to property, plant and equipment, including Rodemacher Unit 3, repayment of debt, and payment of dividends.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at September 30, 2007, or December 31, 2006.  At September 30, 2007, Cleco Corporation had $100.0 million of long-term debt due within one year related to its 7.00% Senior Notes due May 1, 2008.
Cleco Corporation’s $150.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.650%, including facility fees.
At September 30, 2007, off-balance sheet commitments reduced available borrowings under the credit facility by an additional $22.2 million, leaving available capacity of $127.8 million.  For more information about these commitments, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments.”  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco’s working capital needs.
Cash and cash equivalents available at September 30, 2007, were $180.1 million, combined with $127.8 million facility capacity, for total liquidity of $307.9 million.  Cash and cash equivalents increased $89.5 million, when compared to December 31, 2006, largely due to the proceeds received for Cajun’s purchase of CAH’s 50% equity ownership interest in Acadia and the agreed upon value of priority and guaranteed distributions.  This was partially offset by the payment of dividends.  For additional information, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 14 — Calpine Bankruptcy Settlement.”

Cleco Power
Cleco Power had no short-term debt outstanding at September 30, 2007, or December 31, 2006.  At September 30, 2007, Cleco Power’s long-term debt outstanding was $654.1 million compared to $519.3 million at December 31, 2006.  The $134.8 million increase was due to $135.0 million in draws against Cleco Power’s credit facility during the second and third quarters of 2007.  During the first nine months of 2007, Cleco Power repaid $10.0 million of 6.53% medium-term notes and $15.0 million of 7.50% medium-term notes, both at maturity.  These issues were classified as long-term debt due within one year; therefore, these repayments did not affect the total amount of long-term debt recorded.
Cleco Power’s $275.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 0.400%, including facility fees.
At September 30, 2007, $135.0 million was outstanding under Cleco Power’s $275.0 million, five-year facility with a weighted average interest rate of 5.79%.  An uncommitted line of credit (which is also available to Cleco Corporation) with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs.
Cash and cash equivalents available at September 30, 2007, were $15.2 million, combined with $140.0 million facility capacity for total liquidity of $155.2 million.  Cash and cash equivalents decreased $86.6 million, when compared to December 31, 2006 primarily due to additions to property, plant and equipment, including Rodemacher Unit 3, and repayment of debt.  This was partially offset by draws against Cleco Power’s credit facility.
Storm restoration costs from Hurricanes Katrina and Rita are currently estimated to total $158.0 million.  During 2006, the LPSC agreed to an interim increase in rates of $23.4 million annually over a ten-year period to recover approximately $161.8 million of estimated storm restoration costs, until a review of the costs by the LPSC was completed.  In March 2007, after completing this review, Cleco Power and the LPSC Staff filed a settlement agreement with the LPSC allowing the recovery of essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs.  For the three and nine months ended September 30, 2007, Cleco Power recovered $6.6 million and $18.3 million, respectively.  The agreement also allows Cleco Power to securitize the storm costs and to recover debt service costs through a customer billing surcharge.  The securitization financing order was approved by the LPSC in September 2007.
Cleco Power is exploring the possibility of financing the capital investment with tax-exempt bonds through the Gulf Opportunity Zone (GO Zone) Act.  Cleco Power has identified certain projects in the Gulf Opportunities Zone areas to be completed by 2010 and has filed an application with the Louisiana Public Finance Authority requesting $100.0 million of financing capacity, which would provide proceeds to fund capital expenditures in those identified areas.  It is uncertain whether approval will be granted by the Louisiana State Bond

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

Commission as a result of the limited availability of GO Zone Act financing.
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included acceptance of an LPSC Staff recommendation that Cleco Power collect from customers an amount equal to 75% of the carrying costs of capital during the construction phase of the unit.  Cleco Power had collected $23.2 million and $4.9 million at September 30, 2007, and December 31, 2006, respectively.  In addition to this recovery, Cleco Power plans to fund the construction costs related to Rodemacher Unit 3 by utilizing cash on hand, drawing available funds from its credit facility, issuing long-term debt, and receiving equity contributions from Cleco Corporation.
The Louisiana State Bond Commission has approved the issuance of up to $200.0 million of tax-exempt bonds to finance the qualifying costs of the solid waste disposal facilities at Rodemacher Unit 3.  Thus far, a total of $152.9 million of qualifying costs at Rodemacher Unit 3 has been identified.  A total of $60.0 million was allocated by the Governor’s office for issuance in 2006.  These bonds were issued in November 2006 by the Rapides Finance Authority.  Cleco Power applied to the Governor’s office for allocation again in 2007 and was allocated another $60.0 million by the Governor’s office for issuance in 2007.  Cleco expects to issue these bonds in the fourth quarter of 2007.  Cleco Power can apply again in 2008, up to the total amount of qualifying costs identified.

Midstream
Midstream had no short-term or long-term debt outstanding at September 30, 2007, or December 31, 2006.
APH’s $85.0 million settlement of pre-petition unsecured claims against CES and Calpine was subsequently sold for $78.2 million.  The proceeds from this sale, partially offset by payments made by APH relating to the settlement of such claims, were used to repay intercompany loans to Cleco Corporation.  In September 2007, after all regulatory approvals were received, the sale of CAH's Assets to Cajun was completed.  At the closing of the sale, APH received payment from Cajun in the amount of $85.0 million for the agreed upon value of the priority and guaranteed distributions, plus a $2.9 million break-up fee and other expense reimbursements. This $85.0 million payment is separate from APH’s $85.0 million pre-petition unsecured claim that it sold in May 2007.
Evangeline, which has been deconsolidated and is no longer reported in Cleco Corporation’s consolidated results, had no short-term debt outstanding at September 30, 2007.  Evangeline had $168.9 million and $177.1 million of long-term debt outstanding at September 30, 2007, and December 31, 2006, respectively, in the form of 8.82% Senior Secured Bonds due 2019.  In addition, Evangeline had $8.2 million and $7.6 million of long-term debt due within one year at September 30, 2007, and December 31, 2006, respectively, relating to these bonds.  The bonds issued by Evangeline are non-recourse to Cleco Corporation.

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At September 30, 2007, and December 31, 2006, $0.1 million and $24.5 million of cash, respectively, was restricted on Cleco Corporation’s Consolidated Balance Sheet.  At September 30, 2007, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement.  Restricted cash at Cleco Power decreased $24.4 million compared to December 31, 2006, due to the release of funds for construction of the solid waste disposal facility at Rodemacher Unit 3.  Evangeline’s restricted cash is not reflected in Cleco Corporation’s Consolidated Balance Sheet due to deconsolidation.  Evangeline’s restricted cash at September 30, 2007, and December 31, 2006, was $31.3 million and $34.5 million, respectively.  This cash is restricted under Evangeline’s senior secured bond indenture.

Other Commitments
Cleco, in the normal course of business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in the Consolidated Balance Sheets while other commitments, some firm and some based on uncertainties, are not reflected in the consolidated financial statements.  The obligations listed in the following table do not include amounts for ongoing needs for which no contractual obligation existed as of September 30, 2007, and represent only the projected future payments that Cleco was obligated to make relative to uncertain tax positions as of September 30, 2007.  For more information on Cleco’s uncertain tax positions, see Item 1, “Notes to the Unaudited Condensed Financial Statements – Note 11 — Income Taxes.”  For additional information regarding Cleco’s Contractual Obligations and Other Commitments, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Contractual Obligations and Other Commitments” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

AT SEPTEMBER 30,
UNCERTAIN TAX POSITIONS (THOUSANDS)	2007
Tax liability	$78,509
Interest	21,991
Total*	$100,500

Cleco Corporation (1)	$57
Cleco Power (2)	67,012
Midstream (3)	33,431
Total	$100,500
*Uncertain federal and state tax positions as of September 30, 2007, that will be settled at some future date with the IRS and Louisiana Department of Revenue.
(1)Includes interest of $57
(2)Includes interest of $14,638
(3)Includes interest of $7,296

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of September 30, 2007, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT SEPTEMBER 30, 2007
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Guarantee issued to Tenaska on behalf of Cleco Evangeline	5,000	-	5,000	5,000
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	525	-	525	-
Obligations under the Lignite Mining Agreement	15,772	-	15,772	-
Total	$315,597	$135,000	$180,597	$22,228

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of September 30, 2007, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters, to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed.  The discounted probability-weighted liability under the guarantees and indemnifications as of September 30, 2007, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith.  For additional information on this guarantee, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”
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

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

post a $0.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At September 30, 2007, Cleco Power’s 50% exposure for this obligation was approximately $15.8 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

		AT SEPTEMBER 30, 2007
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$165,072	$5,000	$101,400	$15,772	$42,900
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$180,597	$5,525	$101,400	$15,772	$57,900

Regulatory Matters

Wholesale Rates of Cleco
On February 16, 2007, the FERC issued Order No. 890 amending its regulations and the pro forma tariff (a FERC-approved document outlining rates, charges, rules and conditions under which a utility provides wholesale electric service) adopted in FERC Order Nos. 888 and 889 to address apparent deficiencies in the pro forma tariff and to standardize several industry practices relating to the provision of wholesale electric service.  The order became effective on May 14, 2007, and contained various implementation deadlines ranging from 30 days to one year.  Cleco Power is in the process of incorporating these new requirements and business practices into its operations.
For additional information on the wholesale rates of Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Wholesale Rates of Cleco” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Retail Rates of Cleco Power
In March 2007, after completing a review of Hurricanes Katrina and Rita restoration costs, Cleco Power and the LPSC Staff filed a settlement agreement allowing the recovery of $159.0 million, essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs.  The agreement also authorizes the issuance of securitized bonds to finance the restoration costs from Hurricanes Katrina and Rita.  The collection of a special storm recovery charge from Cleco Power’s customers will securitize the bonds.  The LPSC approved the settlement agreement and issued a securitization financing order at its September 12, 2007 Business and Executive Session.  Management plans to complete the securitization financing as soon as market conditions allow.  Until the time that the bonds are sold, Cleco Power will continue to collect storm restoration costs from customers through the interim surcharge and amortize the deferred storm costs based on the amount of these collections.
Cleco Power filed its RSP monitoring report with the LPSC for the 12-month period ended September 30, 2006, on March 30, 2007.  The LPSC consultants completed their review of Cleco Power’s 2006 monitoring report in August 2007.  Cleco Power received the LPSC Staff’s report on August 29, 2007, indicating that no refund was due for the reporting period ended September 30, 2006.  The Staff’s report becomes final after October 31, 2007, barring a protest by any individual or group of customers.  For additional information concerning Cleco Power’s RSP, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 7 — Electric Customer Credits.”
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

Wholesale Electric Markets
On March 16, 2007, to implement the new directives added by Section 215 of the Federal Power Act regarding establishment of reliability standards for all public utilities subject to the FERC’s authority, the FERC issued Order No. 693 approving 83 standards currently filed by the North American Electric Reliability Council in its capacity as the authorized ERO.  The rules essentially deal with documentation and the standardization of practices across the industry.  The FERC began enforcement of these standards on June 18, 2007.  Cleco Power has incorporated these reliability standards into its operations and continues to monitor and participate in the development of new standards.
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

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

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

Generation RFP

2007 Short-Term RFP for 2008 Resources
On January 29, 2007, Cleco Power issued a RFP for a minimum of 50 MW up to 350 MW to meet its 2008 capacity and energy requirements.  Proposals were received on February 19, 2007.  Cleco Power has selected the winning bids and has signed contracts with the selected bidders.  Cleco Power has filed for certification with the LPSC for these resources to begin in 2008.

2007 Long-Term RFP
On June 27, 2007, Cleco Power filed draft documents with the LPSC for up to approximately 600 MW of intermediate and/or peaking resources to meet its long-term capacity and energy requirements.  Cleco Power has listed four potential self-build projects in the informational filing that will be tested against the market.  The final version of the RFP was issued in October 2007, with bids due in December 2007.
For additional information on Cleco Power’s generation RFPs, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Generation RFP” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Rodemacher Unit 3
In May 2006, Cleco Power began construction of Rodemacher Unit 3 which will provide a portion of the utility’s future power supply needs. Rodemacher Unit 3 will be capable of burning various solid fuels, but primarily is expected to burn petroleum coke produced by several refineries throughout the Gulf Coast region.  All environmental permits for the unit have been received.  The total capital cost of the project, including AFUDC, Amended EPC Contract costs, and other development expenses, is estimated at $1.0 billion.
In May 2006, Cleco Power and Shaw entered into the Amended EPC Contract, which provides for substantial completion of construction by the fourth quarter of 2009.  The Amended EPC Contract allows for termination at Cleco Power’s sole discretion, which would require payment of increasing termination fees, or if certain milestones, approvals, or other typical commercial terms and conditions are not met.  At September 30, 2007, the maximum termination costs would have been $529.3 million which is $37.2 million more than the capital expended to date.  Upon issuance of the notice to start construction in May 2006, Shaw provided a $58.9 million letter of credit to Cleco Power.  The Amended EPC Contract also provides for Cleco Power to retain seven and one-half percent (7.5%) of payments.  On June 29, 2007, Shaw exchanged such retainage in the amount of $24.2 million for an additional letter of credit.  This letter of credit increases each month in the amount of what would have been retained otherwise.  In addition to the letter of credit, Shaw also posted a $200.0 million payment and performance bond in favor of Cleco Power in support of its performance obligations under the Amended EPC Contract.  The construction of the project remains on schedule for commercial operation to begin no later than the fourth quarter of 2009.  As of September 30, 2007, Cleco Power had incurred approximately $551.8 million (including AFUDC) in project costs.  The contract price, as amended for change orders to date, is $785.6 million.
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
In November 2006, Cleco Power and SWEPCO submitted a joint application to the LPSC requesting that Cleco Power recover its existing deferral balance.  The application was docketed by the LPSC, and Cleco Power and SWEPCO filed testimony in support of the application on January 29, 2007, and have since responded to discovery requests of the LPSC’s Staff.  At this time, Cleco Power and SWEPCO are engaged in settlement discussions which will allow for Cleco Power’s recovery of its lignite deferrals, among other things.  It is anticipated that the settlement will be completed and will be approved by the LPSC in the fourth quarter of 2007.
At September 30, 2007, and December 31, 2006, Cleco Power had $23.4 million and $20.1 million, respectively, in deferred costs remaining.  Included in the deferred cost balance is interest totaling $4.2 million and $3.0 million as of September 30, 2007, and December 31, 2006, respectively.
For a discussion of risks associated with Cleco Power’s application to recover deferred lignite mining costs, see “Risk Factors — Deferred Lignite Mining Costs” in the Registrants’

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Franchises
In September 2007, Cleco Power renewed a franchise agreement in Louisiana with the City of Glenmora before its expiration date.  The term of the renewed agreement is 30 years, consisting of a new 25-year agreement plus 5 years remaining on the existing franchise contract, beginning in September 2007.  Currently, Cleco Power serves approximately 850 customers in Glenmora.
Historically, Cleco Power has been allowed to recover municipal franchise fees as part of the base rates it charges retail customers.  Consequently, franchise fees are recovered from customers both inside and outside a franchised area.  In October 2007, the LPSC ordered the billing of franchise fees as a separate line item on customer bills.  The decision provided that 50% of the franchise fee would continue to be included in base rates charged to all customers and 50% of the franchise fee would be included on customer bills as a separate line item, billed only to customers within the franchised area.  Cleco Power anticipates the implementation of the LPSC order to have a favorable impact on its results of operations.
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
Section 316(b) of the Clean Water Act regulates potential adverse environmental impacts to all aquatic species due to water intake structures.  These regulations establish requirements applicable to the location, design, construction, and capacity of cooling water intake structures.  Section 316(b) is applicable to Cleco’s Teche Power Station and Evangeline Power Station.  On July 2, 2007, the EPA officially suspended the Phase II, 316(b) rule as a result of a January 2007 decision by the U.S. Court of Appeals for the Second Circuit which largely overturned the EPA’s final Phase II 316(b) rule.  The appeals court decision limits or rejects the use of cost effectiveness and cost benefit tests historically recognized by other federal courts.  Due to the suspension of the rule, mandatory compliance dates for the completion of studies and assessments will likely be delayed for some time.  Until then, the EPA will likely use 316(b) Phase II rules as guidance for future permit renewals until a new 316(b) rule is promulgated.  Unless the Second Circuit’s decision is overturned by the Supreme Court, the EPA could mandate a more expensive, technology based approach (i.e. modifications to existing intake structures or conversion to cooling tower systems) without regard for actual need based on site specific environmental studies.  At this time, it is uncertain which technology option will be required to be installed on Cleco's intake structures and the associated costs of those modifications.  Cleco anticipates that any new requirements for its affected facilities would be established as the facilities go through the water discharge permit renewal process.
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
The enactment of federal or state renewable portfolio standards (RPS) mandating the use of renewable and alternative fuel sources, such as wind, solar, biomass and geothermal, could result in certain changes in Cleco's business or its competitive position.  These changes could include renewable energy credit costs and capital expenditures for renewable generation resources.  RPS legislation has been enacted in many states and is currently being considered by the United States Congress. States that currently do not have RPS requirements could adopt such legislation in the future.  Cleco is currently evaluating the potential impacts of potential RPS legislation on its businesses based on the RPS programs proposed in Congress and existing RPS programs in other states.  Cleco will continue to monitor developments related to RPS at the federal and state levels.
On October 8, 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study from the EPA.  The special notice requested Cleco Corporation and Cleco Power, along with many other listed potentially responsible parties to enter into negotiations with the EPA for the performance of a Remedial Investigation and Feasibility Study at an area known as the Devil's Swamp Lake just northwest of Baton Rouge, Louisiana.  Cleco has been identified as being associated with the site operations and as such is being requested

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

to respond to this notice.  The Devil's Swamp site has been proposed to be added to the National Priorities List (NPL) based on the release of polychlorinated biphenyls to fisheries and wetlands located on the site.  The EPA will make a final decision on the listing of the site to the NPL after considering the relevant comments.  A written response to the EPA is required by December 7, 2007.  Cleco has contacted the EPA in response to the special notice and is reviewing the available information.  Since this investigation is in the preliminary stages, management is unable to determine what amount, if any, should be accrued for possible remediation of the facility site.
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

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three and nine months ended September 30, 2007, and September 30, 2006. The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Financial Statements and the Notes contained in this Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities), and Item 4 (Submission of Matters to a Vote of Security Holders).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2007 and the first nine months of 2006.  Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2007 and the third quarter of 2006, see “— Results of Operations — Comparison of the Three Months Ended September 30, 2007, and 2006 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2007 and the first nine months of 2006, see “— Results of Operations — Comparison of the Nine Months Ended September 30, 2007, and 2006 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
As of September 30, 2007, Cleco had no long-term or short-term variable-rate debt.  However, at September 30, 2007, Cleco Power had borrowings of $135.0 million outstanding under its $275.0 million five-year credit facility at a weighted average cost of 5.79%.  The borrowing costs under the facility are equal to LIBOR plus 0.400%, including facility fees.  The existing borrowings have 30-day terms and various maturity dates.  If the amounts of the individual borrowings are renewed at maturity, rather than repaid, each 1% change in the average interest rates applicable to such debt would result in a change of approximately $1.4 million in Cleco’s annual pre-tax earnings.

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities.  Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), regulatory compliance staff, as well as oversight by a risk management committee comprised of officers and the General Manager – Internal Audit, who are appointed by Cleco Corporation’s Board of Directors.  VaR limits are recommended by the Risk Management Committee and monitored through a daily risk report that identifies the current VaR and market conditions.
During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  At September 30, 2007, the positions had a mark-to-market value of $1.6 million, which is an increase of $0.7 million from the mark-to-market value of $0.9 million at December 31, 2006.  In addition, these positions resulted in a realized loss of $0.2 million for the nine-month period ended September 30, 2007.  In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in the market value of open natural gas positions and ultimately in Cleco Power’s future earnings.
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

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles.  Based on market prices at September 30, 2007, the net mark-to-market impact related to open natural gas positions was a loss of $18.7 million.  Deferred losses relating to closed natural gas positions at September 30, 2007, totaled $5.7 million.
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
Based on these assumptions, the VaR relating to the economic hedge transactions for the three and nine months ended September 30, 2007, as well as the VaR at September 30, 2007, and December 31, 2006, is summarized below:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(THOUSANDS)	HIGH	LOW	AVERAGE
Cleco Power	$302.5	$193.8	$247.8

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007			AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2007	2006
Cleco Power	$452.6	$164.5	$287.1	$236.7	$459.5

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
As of September 30, 2007, Cleco Power had no long-term or short-term variable-rate debt.  However, at September 30, 2007, Cleco Power had borrowings of $135.0 million outstanding under its $275.0 million five-year credit facility at a weighted average cost of 5.79%.  The borrowing costs under the facility are equal to LIBOR plus 0.400%, including facility fees.  The existing borrowings have 30-day terms and various maturity dates.  If the amounts of the individual borrowings are renewed at maturity, rather than repaid, each 1% change in the average interest rates applicable to such debt would result in a change of approximately $1.4 million in Cleco Power’s annual pre-tax earnings.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4.CONTROLS AND PROCEDURES

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
During the Registrants’ third fiscal quarter of 2007, there have been no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

CLECO

For information on legal proceedings affecting Cleco, see Part I, Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation,” and Note 14 — Calpine Bankruptcy Settlement.”

CLECO POWER

For information on legal proceedings affecting Cleco Power, see Part I, Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 1A.RISK FACTORS

Other than the removal of the risk factors regarding the FERC Staff Investigation and the Calpine Bankruptcy, there have been no material changes to the risk factors previously disclosed in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”).  For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2006 Form 10-K.  For additional information on the settlement of the Calpine Bankruptcy, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 14 — Calpine Bankruptcy Settlement.”

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

ITEM 6.EXHIBITS

CLECO CORPORATION
3.1	Bylaws of Cleco Corporation, Revised effective July 20, 2007
10.1	Summary of Director Compensation, Benefits and Policies
12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, nine-, and twelve-month periods ended September 30, 2007, for Cleco Corporation

31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
CLECO POWER
10.2	401(k) Savings and Investment Plan, Amendment No. 3, Effective August 1, 2007
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, nine-, and twelve-month periods ended September 30, 2007, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date:  October 31, 2007

CLECO CORPORATION
CLECO POWER	2007 3RD QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date:  October 31, 2007