Form 10-Q
period 2008-03-31
CLECO POWER LLC; CLECO CORP
filed 2008-05-07
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
__________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☒    No ☐

Indicate by check mark whether Cleco Corporation is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☒           Accelerated filer ☐                  Non-accelerated filer ☐  (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether Cleco Power LLC is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐           Accelerated filer ☐                  Non-accelerated filer ☒  (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at April 30, 2008

Cleco Corporation	Common Stock, $1.00 Par Value	60,195,494

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

This combined Form 10-Q is separately filed by Cleco Corporation and Cleco Power.  Information in this filing relating to Cleco Power is filed by Cleco Corporation and separately by Cleco Power on its own behalf.  Cleco Power makes no representation as to information relating to Cleco Corporation (except as it may relate to Cleco Power) or any other affiliate or subsidiary of Cleco Corporation.
This report should be read in its entirety as it pertains to each respective Registrant.  The Notes to the Unaudited Condensed Consolidated Financial Statements are combined.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

GLOSSARY OF TERMS

References in this filing, including all items in Parts I and II, to “Cleco” mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to “Cleco Power” mean Cleco Power LLC and its subsidiary, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I and II are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
Acadia
Acadia Power Partners, LLC and its combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by Cajun.  Prior to September 13, 2007, Acadia was 50% owned by APH and 50% owned by CAH

AFUDC	Allowance for Funds Used During Construction
Amended EPC Contract	Amended and Restated EPC Contract between Cleco Power and Shaw, executed on May 12, 2006, to engineer, design, and construct Rodemacher Unit 3
APB	Accounting Principles Board
APB Opinion No. 10	Consolidated Financial Statements, Poolings of Interest, Convertible Debt and Debt Issued with Stock Warrants Installment Method of Accounting
APB Opinion No. 18	The Equity Method of Accounting for Investments in Common Stock
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
ARB	Accounting Research Bulletin
ARB No. 51	Consolidated Financial Statements
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation. Prior to February 1, 2007, Attala was a wholly owned subsidiary of Midstream
Attala Interconnection Agreement	Interconnection Agreement and Real Estate Agreements between Attala and Entergy Mississippi
Bear Energy LP	A wholly owned subsidiary of Bear Stearns Companies Inc.
Bear Stearns Companies Inc.	The parent company of Bear, Stearns & Co. Inc.
CAH	Calpine Acadia Holdings, LLC
Cajun	Cajun Gas Energy L.L.C., an affiliate of pooled investment funds managed by King Street Capital Management, L.L.C.
Calpine	Calpine Corporation
CCN	Certificate of Public Convenience and Necessity
CES	Calpine Energy Services, L.P.
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Cleco Innovations LLC	A wholly owned subsidiary of Cleco Corporation
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
EITF	Emerging Issues Task Force of the FASB
EITF No. 06-11	Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
EITF No. 07-1	Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property
EITF No. 07-3	Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities
EITF No. 96-19	Debtor’s Accounting for a Modification or Exchange of Debt Instruments
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Bear Energy LP which expires in 2020.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 39	Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105
FIN 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46R	Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (revised December 2003)
FIN 48	Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109
FSP	FASB Staff Position

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
FSP No. FAS 157-1
Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13

FSP No. FAS 157-2	Effective date of FASB Statement No. 157
FSP No. FIN 39-1	Amendment of FASB Interpretation No. 39
ICT	Independent Coordinator of Transmission
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Interbank Offered Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
PCB	Polychlorinated biphenyls
Perryville
Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation.  Prior to February 1, 2007, Perryville was a wholly owned subsidiary of Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream.

Perryville Interconnection Agreement	Interconnection Agreement and Real Estate Agreements between Perryville and Entergy Louisiana
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 3	A 600-MW solid fuel generating unit under construction by Cleco Power at its existing Rodemacher plant site in Boyce, Louisiana
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 13	Accounting for Leases
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 109	Accounting for Income Taxes
SFAS No. 123(R)	Share-Based Payment
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 141(R)	Business Combinations
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 157	Fair Value Measurements
SFAS No. 159	The Fair Value Option For Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115
SFAS No. 160	Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51
SFAS No. 161	Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
VaR	Value-at-risk
Williams	Williams Power Company, Inc.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results.  All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements, including, without limitation, statements regarding the construction, timing and cost of Rodemacher Unit 3; future capital expenditures; and future environmental regulations.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

▪
Factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage (such as hurricanes and other storms); unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs, cost of and reliance on natural gas as a component of Cleco’s generation fuel mix and their impact on competition and franchises, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; environmental compliance costs; power transmission system constraints; or outcome of Cleco Power’s rate case expected to be filed with the LPSC by the end of the second quarter 2008;

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

▪	Acts of terrorism;

▪	Availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates or market perceptions of the electric utility industry and energy-related industries;

▪	The amount of uncertain tax positions;

▪	Employee work force factors, including work stoppages and changes in key executives;

▪	Legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects;

▪	Costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters;

▪	Changes in federal, state, or local laws, and changes in tax laws or rates, regulating policies or environmental laws and regulations; and

▪	Ability of Cleco Power to recover, from its retail customers, the costs of compliance with environmental laws and regulations.

For additional discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read “Risk Factors” in this report and in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Corporation
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Corporation’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2008	2007
Operating revenue
Electric operations	$209,881	$213,020
Other operations	10,064	9,269
Affiliate revenue	2,606	1,461
Operating revenue	222,551	223,750
Operating expenses
Fuel used for electric generation	45,536	55,496
Power purchased for utility customers	89,794	84,147
Other operations	22,275	26,315
Maintenance	10,113	10,241
Depreciation	19,547	20,098
Taxes other than income taxes	8,831	9,799
Gain on sales of assets	(99)	-
Total operating expenses	195,997	206,096
Operating income	26,554	17,654
Interest income	1,617	2,567
Allowance for other funds used during construction	13,683	5,131
Equity loss from investees	(4,574)	(1,399)
Other income	66	89
Other expense	(669)	(1,266)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	14,121	13,657
Allowance for borrowed funds used during construction	(4,577)	(1,670)
Total interest charges	9,544	11,987
Income before income taxes	27,133	10,789
Federal and state income tax expense	5,061	2,143
Net income	22,072	8,646
Preferred dividends requirements, net of tax	12	423
Net income applicable to common stock	$22,060	$8,223
Average shares of common stock outstanding
Basic	59,907,896	57,854,737
Diluted	60,083,024	58,198,391
Basic earnings per share
From continuing operations	$0.37	$0.14
Net income applicable to common stock	$0.37	$0.14
Diluted earnings per share
From continuing operations	$0.37	$0.14
Net income applicable to common stock	$0.37	$0.14
Cash dividends paid per share of common stock	$0.225	$0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2008	2007
Net income	$22,072	$8,646
Other comprehensive loss, net of tax:
Net unrealized loss from available-for-sale securities (net of tax benefit of $9 in 2008 and $18 in 2007)	(14)	(28)
Amortization of post-retirement benefit net losses (net of tax benefit of $7 in 2008 and $3 in 2007)	(4)	(2)
Other comprehensive loss	(18)	(30)
Comprehensive income, net of tax	$22,054	$8,616
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MARCH 31, 2008	AT DECEMBER 31, 2007
Assets
Current assets
Cash and cash equivalents	$108,934	$129,013
Restricted cash	10,246	17,866
Customer accounts receivable (less allowance for doubtful accounts of $1,236 in 2008 and $1,028 in 2007)	38,870	39,587
Accounts receivable – affiliate	8,771	9,367
Other accounts receivable	44,140	39,029
Unbilled revenue	16,566	17,759
Fuel inventory, at average cost	46,908	43,291
Material and supplies inventory, at average cost	38,210	39,195
Risk management assets, net	49,447	7,201
Accumulated deferred fuel	-	9,398
Cash surrender value of company-/trust-owned life insurance policies	27,105	28,857
Prepayments	2,869	3,661
Regulatory assets - other	2,554	20,194
Other current assets	115	1,098
Total current assets	394,735	405,516
Property, plant and equipment
Property, plant and equipment	1,933,625	1,926,848
Accumulated depreciation	(925,857)	(917,043)
Net property, plant and equipment	1,007,768	1,009,805
Construction work in progress	807,516	716,075
Total property, plant and equipment, net	1,815,284	1,725,880
Equity investment in investees	253,056	258,101
Prepayments	6,584	6,783
Restricted cash, less current portion	50,915	95
Regulatory assets and liabilities – deferred taxes, net	144,207	126,686
Regulatory assets – other	48,459	158,268
Intangible assets	176,823	-
Other deferred charges	42,775	25,294
Total assets	$2,932,838	$2,706,623
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT MARCH 31, 2008	AT DECEMBER 31, 2007
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$108,350	$100,000
Accounts payable	101,861	123,061
Retainage	5,145	25
Accounts payable – affiliate	8,417	6,860
Customer deposits	26,195	25,989
Taxes accrued	21,626	12,411
Interest accrued	12,019	21,933
Accumulated deferred fuel	49,918	-
Accumulated current deferred taxes, net	45,661	43,055
Risk management liability, net	-	3,881
Regulatory liabilities - other	533	538
Deferred compensation	6,140	6,366
Other current liabilities	12,233	13,348
Total current liabilities	398,098	357,467
Deferred credits
Accumulated deferred federal and state income taxes, net	363,952	366,305
Accumulated deferred investment tax credits	12,321	12,665
Regulatory liabilities - other	43,514	31,855
Restricted storm reserve	50,935	-
Uncertain tax positions	67,496	68,369
Other deferred credits	114,961	89,490
Total deferred credits	653,179	568,684
Long-term debt, net	861,025	769,103
Total liabilities	1,912,302	1,695,254
Commitments and Contingencies (Note 11)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 10,288 shares at March 31, 2008 and December 31, 2007	1,029	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,010,558 and 59,971,945 shares and outstanding 59,982,882 and 59,943,589 shares at March 31, 2008 and December 31, 2007, respectively	60,011	59,972
Premium on common stock	392,196	391,565
Retained earnings	576,215	567,724
Treasury stock, at cost, 27,676 and 28,356 shares at March 31, 2008 and December 31, 2007, respectively	(506)	(530)
Accumulated other comprehensive loss	(8,409)	(8,391)
Total common shareholders’ equity	1,019,507	1,010,340
Total shareholders’ equity	1,020,536	1,011,369
Total liabilities and shareholders’ equity	$2,932,838	$2,706,623
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2008	2007
Operating activities
Net income	$22,072	$8,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,160	21,001
Gain on sale of assets	(99)	-
Provision for doubtful accounts	680	501
Loss from equity investments	4,574	1,399
Unearned compensation expense	448	3,028
ESOP expense	-	890
Allowance for other funds used during construction	(13,683)	(5,131)
Amortization of investment tax credits	(345)	(359)
Net deferred income taxes	(10,563)	1,939
Deferred fuel costs	(9,471)	(9,125)
Gain on economic hedges	(1,770)	(1,459)
Cash surrender value of company-/trust-owned life insurance	227	(343)
Changes in assets and liabilities:
Accounts receivable	(4,654)	(5,616)
Accounts and notes receivable, affiliate	1,781	(2,256)
Unbilled revenue	1,193	2,376
Fuel, materials and supplies inventory	(2,632)	(5,246)
Prepayments	1,301	1,103
Accounts payable	(15,804)	(21,045)
Accounts and notes payable, affiliate	809	697
Customer deposits	1,262	1,409
Regulatory assets and liabilities, net	11,368	3,951
Other deferred accounts	12,278	(613)
Retainage payable	5,120	5,657
Taxes accrued	9,215	(15,657)
Interest accrued	(9,378)	5,342
Risk management assets and liabilities, net	5,506	15,094
Other, net	(278)	1,324
Net cash provided by operating activities	29,317	7,507
Investing activities
Additions to property, plant and equipment	(107,187)	(96,711)
Allowance for other funds used during construction	13,683	5,131
Proceeds from sale of property, plant and equipment	140	-
Premiums paid on company-/trust-owned life insurance	(514)	-
Settlements received from insurance policies	941	-
Transfer of cash (to) from restricted accounts	(43,200)	13,113
Other investing	632	75
Net cash used in investing activities	(135,505)	(78,392)
Financing activities
Retirement of long-term obligations	(140,178)	(10,111)
Issuance of long-term debt	240,434	-
Deferred financing costs	(745)	(341)
Dividends paid on preferred stock	(12)	(423)
Dividends paid on common stock	(13,501)	(12,948)
Other financing	111	845
Net cash provided by (used in) financing activities	86,109	(22,978)
Net decrease in cash and cash equivalents	(20,079)	(93,863)
Cash and cash equivalents at beginning of period	129,013	192,471
Cash and cash equivalents at end of period	$108,934	$98,608
Supplementary cash flow information
Interest paid (net of amount capitalized)	$10,362	$7,716
Income taxes paid	$12,059	$15,000
Supplementary non-cash investing and financing activities
Issuance of treasury stock – LTICP and ESOP plans	$25	$25
Issuance of common stock – LTICP/ESOP/ESPP [1]	$53	$20,030
Accrued additions to property, plant and equipment not reported above	$28,186	$50,092
[1] Includes conversion of preferred stock to common stock ($19,063/2007)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Power
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2008	2007
Operating revenue
Electric operations	$209,881	$213,020
Other operations	10,061	9,260
Affiliate revenue	508	513
Operating revenue	220,450	222,793
Operating expenses
Fuel used for electric generation	45,536	55,496
Power purchased for utility customers	89,794	84,147
Other operations	20,915	25,613
Maintenance	9,193	9,727
Depreciation	19,214	19,761
Taxes other than income taxes	7,813	8,902
Total operating expenses	192,465	203,646
Operating income	27,985	19,147
Interest income	577	1,406
Allowance for other funds used during construction	13,683	5,131
Other income	101	94
Other expense	(345)	(342)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	12,012	11,714
Allowance for borrowed funds used during construction	(4,577)	(1,670)
Total interest charges	7,435	10,044
Income before income taxes	34,566	15,392
Federal and state income taxes	6,958	3,116
Net income	$27,608	$12,276
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MARCH 31, 2008	AT DECEMBER 31, 2007
Assets
Utility plant and equipment
Property, plant and equipment	$1,918,462	$1,911,626
Accumulated depreciation	(915,973)	(907,434)
Net property, plant and equipment	1,002,489	1,004,192
Construction work in progress	806,292	714,978
Total utility plant, net	1,808,781	1,719,170
Current assets
Cash and cash equivalents	7,400	11,944
Restricted cash	10,246	17,866
Customer accounts receivable (less allowance for doubtful accounts of $1,236 in 2008 and $1,028 in 2007)	38,870	39,587
Other accounts receivable	43,760	38,527
Accounts receivable – affiliate	2,648	17,425
Unbilled revenue	16,566	17,759
Fuel inventory, at average cost	46,908	43,291
Material and supplies inventory, at average cost	38,210	39,195
Risk management assets, net	49,447	7,201
Prepayments	2,355	2,900
Regulatory assets – other	2,554	20,194
Accumulated deferred fuel	-	9,398
Cash surrender value of life insurance policies	5,263	5,333
Other current assets	408	439
Total current assets	264,635	271,059
Prepayments	6,584	6,783
Restricted cash, less current portion	50,819	-
Regulatory assets and liabilities – deferred taxes, net	144,207	126,686
Regulatory assets – other	48,459	158,268
Intangible assets	176,823	-
Other deferred charges	33,407	24,516
Total assets	$2,533,715	$2,306,482
Liabilities and member’s equity
Member’s equity	$843,619	$816,110
Long-term debt, net	861,025	769,103
Total capitalization	1,704,644	1,585,213
Current liabilities
Long-term debt due within one year	8,350	-
Accounts payable	99,763	117,640
Accounts payable – affiliate	10,607	18,881
Retainage	5,145	25
Customer deposits	26,195	25,989
Taxes accrued	15,575	6,958
Interest accrued	9,103	17,536
Accumulated deferred fuel	49,918	-
Accumulated deferred taxes, net	46,951	45,205
Risk management liability, net	-	3,881
Regulatory liabilities - other	533	538
Other current liabilities	9,051	9,690
Total current liabilities	281,191	246,343
Deferred credits
Accumulated deferred federal and state income taxes, net	320,111	321,747
Accumulated deferred investment tax credits	12,321	12,665
Regulatory liabilities - other	43,514	31,855
Restricted storm reserve	50,935	-
Uncertain tax positions	44,381	44,960
Other deferred credits	76,618	63,699
Total deferred credits	547,880	474,926
Total liabilities and member’s equity	$2,533,715	$2,306,482
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2008	2007
Operating activities
Net income	$27,608	$12,276
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,684	20,521
Provision for doubtful accounts	675	501
Unearned compensation expense	70	1,381
Allowance for other funds used during construction	(13,683)	(5,131)
Amortization of investment tax credits	(345)	(359)
Net deferred income taxes	(10,365)	(11,819)
Deferred fuel costs	(9,471)	(9,125)
Gain on economic hedges	(1,770)	(1,459)
Cash surrender value of company-owned life insurance	(107)	(112)
Changes in assets and liabilities:
Accounts receivable	(4,770)	(5,547)
Accounts and notes receivable, affiliate	14,782	(2,079)
Unbilled revenue	1,193	2,376
Fuel, materials and supplies inventory	(2,632)	(5,246)
Prepayments	1,053	841
Accounts payable	(12,547)	(18,128)
Accounts and notes payable, affiliate	(8,397)	(16,941)
Customer deposits	1,262	1,409
Regulatory assets and liabilities, net	11,368	3,951
Other deferred accounts	8,321	(313)
Retainage payable	5,120	5,657
Taxes accrued	8,617	658
Interest accrued	(7,899)	3,588
Risk management assets and liabilities, net	5,506	15,094
Other, net	(582)	(196)
Net cash provided by (used in) operating activities	32,691	(8,202)
Investing activities
Additions to property, plant and equipment	(107,061)	(96,578)
Allowance for other funds used during construction	13,683	5,131
Proceeds from sale of property, plant and equipment	140	-
Premiums paid on company-owned life insurance	(309)	-
Transfer of cash (to) from restricted accounts	(43,199)	13,114
Net cash used in investing activities	(136,746)	(78,333)
Financing activities
Retirement of long-term obligations	(140,178)	(10,111)
Issuance of long-term debt	240,434	-
Deferred financing costs	(745)	(341)
Net cash provided by (used in) financing activities	99,511	(10,452)
Net decrease in cash and cash equivalents	(4,544)	(96,987)
Cash and cash equivalents at beginning of period	11,944	101,878
Cash and cash equivalents at end of period	$7,400	$4,891
Supplementary cash flow information
Interest paid (net of amount capitalized)	$10,361	$7,716
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment not reported above	$28,186	$50,092
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 3	Fair Value Measurement Disclosures	Cleco Corporation and Cleco Power
Note 4	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 5	Restricted Cash	Cleco Corporation and Cleco Power
Note 6	Debt	Cleco Corporation and Cleco Power
Note 7	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 8	Income Taxes	Cleco Corporation and Cleco Power
Note 9	Disclosures about Segments	Cleco Corporation
Note 10	Equity Investment in Investees	Cleco Corporation
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Intangible Asset	Cleco Corporation and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Through a review of equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of Evangeline, Perryville, Attala, and Acadia.  These are considered variable interest entities.  In accordance with FIN 46R, Cleco reports its investment in these entities on the equity method of accounting.  As a result, the assets and liabilities of these entities are represented by one line item corresponding to Cleco’s equity investment in these entities.  The pre-tax results of operations of these entities are reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income.  For additional information on the operations of these entities, see Note 10 — “Equity Investment in Investees.”
In March 2008, in connection with the closing of the securitization transaction, Cleco Power sold the right to bill and collect from customers unamortized storm damage costs to Cleco Katrina/Rita, a special purpose, wholly owned subsidiary of Cleco Power.  Cleco Power, through a review of its relationships with Cleco Katrina/Rita, has determined the entity should be consolidated with Cleco Power.  For additional information about Cleco Katrina/Rita, see Note 4 — “Regulatory Assets and Liabilities — Deferred Storm Restoration Costs - Katrina/Rita.”

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
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The unaudited financial information included in the condensed consolidated financial statements of Cleco Corporation and Cleco Power reflects all adjustments of a normal recurring nature which are, in the opinion of the management of Cleco Corporation and Cleco Power, necessary for a fair statement of the financial position and the results of operations for the interim periods. Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors, and is not indicative necessarily of the results that may be expected for the full fiscal year.  For more information on recent accounting standards and their effect on financial results, see Note 2 — “Recent Accounting Standards.”

Reclassifications
Certain reclassifications have been made to prior period financial statements to conform them to the presentation used in the current year’s financial statements. These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values.  Certain assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or issuance.  Beginning with reporting periods ending after January 1, 2008, Cleco and Cleco Power are required to

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

disclose the fair value of financial assets and liabilities by one of three levels.  For more information about fair value levels, see Note 3 — “Fair Value Measurement Disclosures.”

Risk Management
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas on different energy exchanges. Cleco’s Energy Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contract, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas.  Cleco uses SFAS No. 133 to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.
Cleco Power has entered into certain financial transactions it considers economic hedges to mitigate the risk associated with the fixed-price power to be provided to a wholesale customer through December 2010.  The economic hedges cover approximately 96% of the estimated daily peak-hour power sales to the wholesale customer.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  For the three months ended March 31, 2008, and 2007, there was a net mark-to-market gain of $1.8 million and $1.5 million, respectively, and a realized gain of $0.1 million and a realized loss of less than $0.1 million, respectively, recorded in other operations revenue related to these economic hedge transactions.
Cleco Power has entered into other positions to mitigate the volatility in customer fuel costs.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of risk management assets or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.  Based on market prices at March 31, 2008, and December 31, 2007, the net mark-to-market impact relating to these positions was a gain of $59.5 million and a loss of $7.0 million, respectively.  The increase is due to higher gas prices at March 31, 2008, compared to December 31, 2007.  Deferred gains relating to closed natural gas positions at March 31, 2008, totaled $2.3 million, and deferred losses at December 31, 2007, totaled $3.1 million.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options and swap contracts.  These contracts/positions are used to mitigate the risks associated with the fixed-price power sales and volatility in customer fuel costs noted above.  At March 31, 2008, Cleco Power had received collateral of $8.1 million, compared to paying collateral of $3.0 million at December 31, 2007, to cover margin requirements relating to open natural gas futures, options and swap positions.
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

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED MARCH 31,
			2008			2007
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$22,072			$8,646
Deduct: non-participating stock dividends (4.5% preferred stock)	12			12
Deduct: participating preferred stock dividends	-			411
Basic earnings per share
Income from continuing operations	$22,060		$0.37	$8,223		$0.14
Total basic net income applicable to common stock	$22,060	59,907,896	$0.37	$8,223	57,854,737	$0.14
Effect of Dilutive Securities
Add: stock option grants		61,527		-	170,251
Add: restricted stock (LTICP)		113,601		6	173,403
Diluted earnings per share
Income from continuing operations plus assumed conversions	$22,060		$0.37	$8,229		$0.14
Total diluted net income applicable to common stock	$22,060	60,083,024	$0.37	$8,229	58,198,391	$0.14

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

There were no stock option grants excluded from the computation of diluted earnings per share for the three months ended March 31, 2008 or 2007, due to the average market price being higher than the exercise prices of the stock options.

Stock-Based Compensation
At March 31, 2008, Cleco had one share-based compensation plan:  the LTICP.  Options or restricted shares of stock, known as non-vested stock as defined by SFAS No. 123(R), common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
On January 25, 2008, Cleco granted 82,993 shares of non-vested stock and 63,733 of common stock equivalent units to certain officers, key employees and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2008	2007	2008	2007
Equity classification
Non-vested stock	$359	$625	$64	$250
Stock options	14	23	-	4
Non-forfeitable dividends	-	6	-	4
Total	$373	$654	$64	$258
Liability classification
Common stock equivalent units	$(10)	$209	$6	$80
Company funded participants income tax obligations	-	2,085	-	1,043
Total	$(10)	$2,294	$6	$1,123
Total pre-tax compensation expense	$363	$2,948	$70	$1,381
Tax benefit (excluding income tax gross-up)	$223	$332	$43	$130

Note 2 — Recent Accounting Standards

The Registrants adopted, or will adopt, the recent accounting standards listed below on their respective effective dates.
In September 2006, the FASB issued SFAS No. 157, which provides guidance on how companies should measure fair value when required for recognition or disclosure purposes under generally accepted accounting principles.  Specifically, SFAS No. 157 creates a common definition of fair value throughout generally accepted accounting principles, establishes a fair value hierarchy, and requires companies to make expanded disclosures about fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007.  In February 2008, FASB amended SFAS No. 157.  FSP No. FAS 157-1 excludes fair value lease calculations pursuant to SFAS No. 13, as amended, from SFAS No. 157, but does not exclude assets and liabilities acquired pursuant to SFAS No. 141(R).  FSP No. FAS 157-2 defers the effective date of SFAS No. 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis by one year.  The adoption of SFAS No. 157 and the related FSPs did not have a material impact on the financial condition or results of operations of the Registrants.  For more information regarding SFAS No. 157 related disclosures, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”
In February 2007, the FASB issued SFAS No. 159, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Registrants did not elect the fair value option for eligible items existing at the effective date.  The adoption of SFAS No. 159 did not have an impact on the financial condition or results of operations of the Registrants.
In April 2007, the FASB issued FSP No. FIN 39-1, which amends FIN 39.  The new guidance permits companies to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  Upon the adoption of FSP No. FIN 39-1, Cleco Corporation and Cleco Power adopted the policy to net the fair value of derivative instruments along with the right to reclaim cash collateral or obligation to return cash collateral.  In accordance with the provisions of this FSP, the netting was applied retrospectively to the prior balance sheet presented as a change to an accounting principle.  The following table represents the right to reclaim cash collateral or obligation to return cash collateral netted against the fair value of derivative instruments for both Cleco Corporation and Cleco Power.

(THOUSANDS)	AT MARCH 31, 2008	AT DECEMBER 31, 2007
Cash collateral
Right to receive	$-	$2,966
Obligation to return	$8,072	$-

Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets at December 31, 2007 have been retrospectively adjusted due to the adoption of FSP No. FIN 39-1.  The retrospective adjustments to the December 31, 2007, balance sheets are described in the following tables.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

(THOUSANDS)	AS REPORTED	AS ADJUSTED
Cleco Corporation
Current assets – margin deposits	$2,966	$-
Current assets – risk management asset	$7,396	$7,201
Assets – other deferred charges	$26,245	$25,294
Current liabilities – risk management liability	$7,993	$3,881

(THOUSANDS)	AS REPORTED	AS ADJUSTED
Cleco Power
Current assets – margin deposits	$2,966	$-
Current assets – risk management asset	$7,396	$7,201
Assets – other deferred charges	$25,467	$24,516
Current liabilities – risk management liability	$7,993	$3,881

The retrospective adoption of FSP No. FIN 39-1 had no effect on net income, earnings per share, shareholders’ equity or member’s equity.
In June 2007, the FASB ratified EITF No. 06-11.  This consensus requires companies to record the realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees to the additional paid-in capital pool.  This consensus is effective prospectively for dividends declared in fiscal years beginning after September 15, 2007.  This consensus may be adopted early in financial periods for which financial statements have not been issued.  Entities shall disclose the nature of any change in their accounting policy for income tax benefits of dividends on share-based payment awards resulting from the adoption of this guidance.  The adoption of this EITF did not have an impact on the financial condition or results of operations of the Registrants.
In June 2007, the FASB ratified EITF No. 07-3.  This consensus requires companies that make non-refundable advance payments for future research and development activities to capitalize the payments until the goods have been delivered or the related services performed.  This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2007.  Earlier application is not permitted.  The adoption of this EITF did not have an impact on the financial condition and results of operations of the Registrants.
In December 2007, the FASB released SFAS No. 141(R).  This revision requires the acquirer of a business to recognize assets acquired, liabilities assumed, and any non-controlling interests at their fair market values.  The statement gives guidance on the calculation of goodwill or gain from a bargain purchase and expands the required disclosures.  The provisions of this statement are applicable to acquisitions either through one transaction or through a step acquisition.  This SFAS is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement may not be adopted early.  The adoption of this statement will only impact the financial condition and results of operations of the Registrants if they are involved in transactions within the scope of this statement after its effective date.
In December 2007, the FASB released SFAS No. 160.  This statement gives guidance on the presentation and disclosure of noncontrolling interests (currently known as minority interest) of consolidated subsidiaries.  This statement requires the noncontrolling interest to be included in the equity section of the balance sheet, requires disclosure on the face of the consolidated income statement of the amounts of consolidated net income attributable to the consolidated parent and the noncontrolling interest, and expands disclosures.  The provisions of this statement are to be applied prospectively to fiscal years beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of SFAS No. 160 is not expected to have an impact on the financial condition or results of operations of the Registrants.
In December 2007, the FASB ratified EITF No. 07-1.  This EITF prescribes the income statement presentation and disclosures for participants in collaborative arrangements.  A collaborative arrangement is defined as a contractual arrangement that involves a joint operating activity, usually outside of a legal entity.  The provisions of this EITF are effective for fiscal years beginning after December 15, 2008 and shall be applied retrospectively for all collaborative arrangements existing as of the effective date.  Management is currently evaluating the impact this EITF will have on the financial condition and results of operations of the Registrants.
In March 2008, FASB issued SFAS No. 161 which enhances the disclosures about an entity’s derivative and hedging activities.  The disclosures include how and why a derivative instrument is used, how the derivative instrument and the hedged item are related, and the impact of the derivative instrument and the hedged item on the entity’s financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Since this SFAS is only a change in disclosure, the adoption of SFAS No. 161 will not have an impact on the financial condition or results of operations of the Registrants.

Note 3 — Fair Value Measurement Disclosures

SFAS No. 157 requires entities to classify assets and liabilities measured at their fair value according to three different levels depending on the inputs used in determining fair value.

▪	Level 1 – unadjusted quoted prices in active, liquid markets for the identical asset or liability;
▪
Level 2 – quoted prices for similar assets and liabilities in active markets or other inputs that are observable for the asset or liability, including inputs that can be corroborated by observable market data, observable interest rate yield curves and volatilities;

▪	Level 3 – unobservable inputs based upon the entities own assumptions.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

The tables below disclose for Cleco Consolidated and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis and within the scope of SFAS No. 157.

	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MARCH 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Derivatives	$289,136	$14,934	$274,202	$-
Institutionalmoney marketfunds	137,622	-	137,622	-
Security availablefor sale	127	127	-	-
Total	$426,885	$15,061	$411,824	$-

	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MARCH 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Derivatives	$225,970	$-	$225,970	$-

	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MARCH 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Derivatives	$289,136	$14,934	$274,202	$-
Institutionalmoney marketfunds	56,222	-	56,222	-
Total	$345,358	$14,934	$330,424	$-

	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MARCH 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Derivatives	$225,970	$-	$225,970	$-

Cleco chose to defer for one year the provisions of SFAS No. 157 for non-financial assets and liabilities in accordance with FSP No. FAS 157-2.
The derivative assets and liabilities are classified as either current or non-current depending on when the positions close.  All derivative current assets and current liabilities are reported as a net current risk management asset or liability.  All derivative non-current assets and non-current liabilities are reported net in other deferred charges or other deferred credits.  Net presentation is appropriate due to the right of offset included in the master netting agreements.  In accordance with EITF FIN 39-1, the net current and net non-current derivative positions are netted with the applicable margin deposits.  At March 31, 2008, a net current risk management asset of $49.4 million represented net current derivative positions of $54.9 million reduced by current margin deposits of $5.5 million.  Net non-current derivative positions were $14.5 million, reduced by non-current margin deposits of $2.6 million which was recorded in other deferred charges on the balance sheet.  The $137.6 million in institutional money market funds was reported on the Cleco Consolidated balance sheet in cash and cash equivalents, current restricted cash, and restricted non-current cash in the amounts of $84.9 million, $1.9 million, and $50.8 million, respectively.  At Cleco Power, cash and cash equivalents, current restricted cash, and restricted non-current cash contained $3.5 million, $1.9 million, and $50.8 million, respectively.  The security available for sale is reported as a component of other current assets.
Cleco utilizes different valuation techniques for fair value calculations.  In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies by the appropriate number of instruments held.  Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities.  The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return.  For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach.  These techniques have been applied consistently from fiscal period to fiscal period.  Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Cleco had no level three assets or liabilities at March 31, 2008.

Note 4 — Regulatory Assets and Liabilities

Cleco Power follows SFAS No. 71, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
The following chart summarizes Cleco Power’s regulatory assets and liabilities at March 31, 2008, and December 31, 2007:

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2008	2007
Regulatory assets and liabilities – deferred taxes, net	$144,207	$126,686
Deferred mining costs	$28,726	$29,364
Deferred storm restoration costs - Katrina/Rita	-	127,578
Deferred interest costs	9,041	9,389
Deferred asset removal costs	621	608
Deferred postretirement plan costs	11,523	11,523
Deferred tree trimming costs	571	-
Deferred training costs	531	-
Regulatory assets – other	$51,013	$178,462
Deferred fuel transportation revenue	$(794)	$(930)
Deferred construction carrying costs	(43,253)	(31,463)
Regulatory liabilities - other	$(44,047)	$(32,393)
Deferred fuel and purchased power	(49,918)	9,398
Total regulatory assets and liabilities, net	$101,255	$282,153

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

Deferred Taxes
Cleco Power has recorded a net regulatory asset related to deferred income taxes in accordance with SFAS No. 109.  The regulatory asset or liability is recorded under SFAS No. 71 and represents the effect of tax benefits or detriments that must be flowed through to customers as they are received or paid.  For the most part, the recovery periods for regulatory assets and liabilities are based on assets’ lives, which are typically 30 years or greater.  The amounts deferred are attributable to differences between book and tax recovery periods.  The $17.5 million increase in regulatory assets and liabilities – deferred taxes, net is primarily the result of the collection and deferral of carrying costs for Cleco Power’s construction of Rodemacher Unit 3.

Deferred Storm Restoration Costs - Katrina/Rita
At December 31, 2007, Cleco Power had approximately $127.6 million of unamortized storm restoration costs deferred as regulatory assets relating to damage caused by Hurricanes Katrina and Rita.  The restoration costs relating to Hurricanes Katrina and Rita were amortized to depreciation expense based on amounts collected monthly from customers through a surcharge, according to the terms of an interim storm recovery plan approved by the LPSC in February 2006.  In March 2007, after completing a review of the restoration costs, Cleco Power and the LPSC Staff filed a settlement agreement allowing recovery of essentially all of Cleco Power's Hurricanes Katrina and Rita storm costs.  The agreement authorized the issuance of securitized storm recovery bonds to finance the restoration costs from Hurricanes Katrina and Rita and the collection of a special storm recovery charge from Cleco Power's customers to pay principal, interest and other amounts related to the bonds.  The LPSC approved the settlement agreement and issued a securitization financing order in September 2007.  In March 2008, the securitization financing was completed, collection of the interim surcharge ceased and the right to bill and collect from customers unamortized storm damage costs was sold to Cleco Katrina/Rita, a special purpose, wholly owned subsidiary of Cleco Power.
Cleco Katrina/Rita issued $180.6 million aggregate principal amount of senior secured storm recovery bonds.  A portion of the net proceeds of $176.0 million from the issuance of the bonds was used to pay Cleco Power the purchase price of its rights to bill and collect from customers unamortized storm damage costs by Hurricanes Katrina and Rita reducing Cleco Power’s regulatory asset established for this purpose.  Cleco Power used $50.8 million of such proceeds to establish a storm reserve fund for future storm damage, with the remaining portion of the proceeds, which is reimbursement of previously unrecovered storm costs from Hurricanes Katrina and Rita, to be used for working capital and other general corporate purposes.  As of March 31, 2008, Cleco Power had $50.9 million of storm reserve reflected on the balance sheet, $0.1 million of which is interest earned on the $50.8 million reserve.  For additional information on the securitization of storm costs, see Note 6 — “Debt.”

Deferred Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  For the three months ended March 31, 2008, approximately 98% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by the FERC.  Deferred fuel and purchased power costs recorded at March 31, 2008, and December 31, 2007, were a $49.9 million over-recovery and $9.4 million under-recovery, respectively.  The $59.3 million increase in the recovered costs was primarily the result of a $66.4 million increase in the market value of open natural gas hedge positions and a $5.4 million gain on closed natural gas hedge positions, both due to increases in natural gas prices since December 31, 2007.  The increase in market value and gains was partially offset by the deferral of $12.5 million in additional fuel and purchased power costs.  For additional information on Cleco Power’s treatment of natural gas hedges, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”

Deferred Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit.  In any calendar year during the construction period, the amount collected from customers is not to exceed 6.5% of Cleco Power’s projected retail revenues.  Cleco Power began collection of the carrying costs in May 2006.  For the three-month periods ended March 31, 2008, and 2007, Cleco Power collected $11.8 million and $4.5 million, respectively.  A regulatory liability was established for the carrying costs due to the terms of the LPSC order which requires Cleco Power, as part of its base rate application to recover Rodemacher Unit 3 ownership costs, to submit a plan to return to customers the carrying costs over a shorter period than the life of the Rodemacher Unit 3 asset.

Deferred Tree Trimming Costs
In January 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset which will be charged with actual expenditures at Cleco Power’s grossed-up rate of return for costs incurred to trim, cut or remove trees that were damaged by Hurricanes Katrina and Rita, but were not addressed as part of the restoration efforts. The amount of expenditures subject to deferral as a regulatory asset was limited to $12.0 million by the LPSC.  Recovery of these expenditures will be requested as part of Cleco Power’s base rate application expected to be filed by the end of the second quarter of 2008.  At March 31, 2008, Cleco Power had deferred $0.6 million in tree trimming expenditures.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

Deferred Training Costs
In February 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset which will be charged with training costs associated with existing processes and technology for new employees at Rodemacher Unit 3.  Normally these types of training costs would be expensed as incurred; however, this order by the LPSC allows Cleco Power to defer the training costs and seek recovery in rates when Rodemacher Unit 3 goes into service.  At March 31, 2008, Cleco Power had deferred $0.5 million of Rodemacher Unit 3 training costs.

Note 5 — Restricted Cash

Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At March 31, 2008, and December 31, 2007, $61.2 million and $18.0 million of cash, respectively, were restricted.  At March 31, 2008, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $8.3 million held in escrow for the construction of Cleco Power’s solid waste disposal facilities at Rodemacher Unit 3, $50.9 million reserved at Cleco Power for future storm restoration costs, and $1.9 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest and principal on storm securitization bonds.

Note 6 — Debt

Long-term Debt
At March 31, 2008, Cleco’s long-term debt outstanding was $969.4 million, of which $108.4 million was long-term debt due within one year, compared to $869.1 million at December 31, 2007, which included $100.0 million of long-term debt due within one year.  At March 31, 2008, Cleco Power’s long-term debt outstanding was $869.4 million, of which $8.4 million was long-term debt due within one year, compared to $769.1 million at December 31, 2007, none of which was due within one year.  The long-term debt due within one year is primarily 7% senior notes, which was redeemed at maturity on May 1, 2008.
For both Cleco and Cleco Power, the $100.3 million increase was primarily due to $180.6 million of storm recovery bonds issued by Cleco Katrina/Rita in March 2008, partially offset by a reduction of $80.0 million in draws against Cleco Power’s credit facility, which is classified as long-term debt.  The storm recovery bonds were issued in two tranches.  One tranche of $113.0 million initial principal amount of bonds with an expected average life of five years was issued with an interest rate of 4.41%, and one tranche of $67.6 million initial principal amount of bonds with an expected average life of 10.58 years was issued with an interest rate of 5.61%.  The resulting weighted average interest rate of both tranches is 4.86%, and the effective weighted average life is seven years.
The solid waste disposal bonds that were issued in 2007 initially had a variable interest rate which was reset weekly via an auction agent.  On March 12, 2008, Cleco Power exercised a provision in the bond indenture to change the method of interest through a reoffering of the bonds.  As a part of the reoffering, the holders of the original auction rate bonds were required to tender them.  The reoffered bonds have a five-year term with a fixed rate of 5.25% per annum, with the option to redeem the bonds or require that they be mandatorily tendered at the end of the five years.  If Cleco Power does not cause the bonds to be optionally redeemed or mandatorily tendered at the end of the five years, the bonds will become variable rate.  Cleco Power plans to remarket the bonds at the end of the five-year period.  The maturity date of the 2007 bonds is November 1, 2037.

Note 7 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees are covered by a noncontributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation. Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service’s full funding limitation.  No discretionary contributions were made during the three months ended March 31, 2008.  Currently, a contribution required by funding regulations is not expected during 2008.  A discretionary contribution may be made during 2008; however, the decision by management to make a contribution in 2008 and the amount, if any, has not been determined.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.  In July 2007, Cleco Corporation’s Board of Directors approved an amendment to the pension plan to provide that all employees hired on or after August 1, 2007, are not eligible for benefits under the pension plan.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco Corporation recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three months ended March 31, 2008, and 2007, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2008	2007	2008	2007
Components of periodic benefit costs
Service cost	$1,409	$1,910	$344	$355
Interest cost	3,935	3,863	479	460
Expected return on plan assets	(5,043)	(4,748)	-	-
Transition obligation	-	-	5	5
Prior period service cost	(18)	212	(516)	(515)
Net loss	-	468	210	250
Net periodic benefit cost	$283	$1,705	$522	$555

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

 Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the prepaid benefit cost of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the three months ended March 31, 2008, and 2007, was $0.4 million and $0.5 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to other benefits reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.5 million for the three months ended March 31, 2008, and 2007.

SERP
Certain key executives and key managers of Cleco are covered by the SERP. The SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan. Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay SERP participants’ life insurance benefits, as well as future SERP payments. However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. No contributions to the SERP were made during the three months ended March 31, 2008, and 2007. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2008	2007
Components of periodic benefit costs
Service cost	$340	$290
Interest cost	474	438
Prior period service cost	13	12
Net loss	164	243
Net periodic benefit cost	$991	$983

The SERP has no assets, and liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to the SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.3 million for the three months ended March 31, 2008, and 2007.

401(k) Plan/ESOP
Most employees are eligible to participate in the 401(k) Plan, which was amended in April 1991 to include a leveraged ESOP.  In August 2007, Cleco Corporation’s Board of Directors approved an amendment to the 401(k) plan to provide an enhanced 401(k) benefit for employees not otherwise eligible to participate in Cleco’s pension plan.  The ESOP was established with 300,000 shares of convertible preferred stock which served as Cleco Corporation’s match to employees’ 401(k) Plan contributions and funded dividend payments on allocated shares.  By late March 2006, substantially all of the shares of ESOP preferred stock were fully allocated to current and former 401(k) Plan participants. Beginning April 2007, Cleco Corporation no longer made matching contributions to, or funded dividend reinvestments by, 401(k) Plan participants with Cleco common stock.
On March 26, 2007, the ESOP trustee converted all outstanding 190,372 shares of ESOP preferred stock into 1.8 million shares of Cleco common stock.
The table below contains information about the 401(k) Plan and the ESOP:

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2008	2007
401(k) Plan expense	$1,011	$899
Dividend requirements to ESOP on convertible preferred stock	$-	$411

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three months ended March 31, 2008, and 2007, was $0.3 million and $0.2 million, respectively.  The expense related to the payment of dividends on the shares of convertible preferred stock held in the ESOP is reflected on Cleco Corporation’s Condensed Consolidated Statements of Income for the three months ended March 31, 2007.

Note 8 — Income Taxes

The following table summarizes the effective income tax rates for Cleco Corporation and Cleco Power for the three-month periods ended March 31, 2008, and March 31, 2007.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2008	2007
Cleco Corporation	18.7%	19.9%
Cleco Power	20.1%	20.2%

For the three months ended March 31, 2008 and 2007, the effective income tax rate for Cleco Corporation and Cleco Power was less than the federal statutory rate primarily due to the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3. Cleco Corporation accounts for income taxes under SFAS No. 109 and records uncertain tax positions under FIN 48.  In the first quarter of 2008, Cleco and the IRS agreed to apply industry-wide guidelines as the basis for settling a potential dispute regarding the amount of indirect overhead costs required to be capitalized for tax purposes.  Based on acceptance of the settlement guidelines, Cleco recorded, in the first quarter of 2008, an interest benefit of approximately $2.1 million.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

Note 9 — Disclosures about Segments

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
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco Corporation’s Board of Directors. Each reportable segment prepared budgets for 2008 that were presented to and approved by Cleco Corporation’s Board of Directors.
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

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MARCH 31,
	CLECO		RECONCILING
2008 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$209,881	$-	$-	$-	$209,881
Other operations	10,061	-	6	(3)	10,064
Affiliate revenue	7	1,918	681	-	2,606
Intercompany revenue	501	-	9,482	(9,983)	-
Operating revenue	$220,450	$1,918	$10,169	$(9,986)	$222,551
Depreciation expense	$19,214	$76	$257	$-	$19,547
Interest charges	$7,435	$1,969	$2,120	$(1,980)	$9,544
Interest income	$577	$-	$3,020	$(1,980)	$1,617
Equity (loss) income from investees	$-	$(5,013)	$439	$-	$(4,574)
Federal and state income tax expense (benefit)	$6,958	$(2,803)	$906	$-	$5,061
Segment profit (loss) (1)	$27,608	$(4,616)	$(920)	$-	$22,072
Additions to long-lived assets	$105,068	$2	$123	$-	$105,193
Equity investment in investees	$-	$244,466	$8,591	$(1)	$253,056
Total segment assets	$2,533,715	$262,172	$417,126	$(280,175)	$2,932,838
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$22,072
	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$22,060

	CLECO		RECONCILING
2007 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$213,020	$-	$-	$-	$213,020
Other operations	9,260	7	7	(5)	9,269
Affiliate revenue	12	986	463	-	1,461
Intercompany revenue	501	-	12,396	(12,897)	-
Operating revenue, net	$222,793	$993	$12,866	$(12,902)	$223,750
Depreciation expense	$19,761	$75	$262	$-	$20,098
Interest charges	$10,044	$5,042	$1,913	$(5,012)	$11,987
Interest income	$1,406	$-	$6,173	$(5,012)	$2,567
Equity (loss) income from investees	$-	$(1,827)	$428	$-	$(1,399)
Federal and state income tax expense (benefit)	$3,116	$(2,953)	$1,980	$-	$2,143
Segment profit (loss) (1)	$12,276	$(4,714)	$1,084	$-	$8,646
Additions to long-lived assets	$99,738	$-	$134	$-	$99,872
Equity investment in investees (2)	$-	$249,758	$8,342	$1	$258,101
Total segment assets (2)	$2,306,482	$265,918	$459,139	$(324,916)	$2,706,623
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$8,646
(2)Balances as of December 31, 2007	Unallocated items:
	Preferred dividends requirements, net of tax			423
	Net income applicable to common stock			$8,223

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

Note 10 — Equity Investment in Investees

Cleco reports its investment in Acadia, Evangeline and certain other subsidiaries on the equity method of accounting in accordance with APB Opinion No. 18, after consideration of FIN 46R.  Under the equity method, the assets and liabilities of these entities are reported as equity investment in investees on Cleco Corporation’s Condensed Consolidated Balance Sheets.  The revenue and expenses (excluding income taxes) of these entities are netted and reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income.
Equity investment in investees represents primarily Midstream’s $186.5 million investment in Acadia, owned 50% by APH and 50% by Cajun, and its $57.9 million investment in Evangeline, owned 100% by Midstream.  Equity investment in investees also represents a $7.3 million investment in Attala and a $1.3 million equity investment in Perryville, both owned 100% by Cleco Corporation.  The remaining $0.1 million relates to equity investments held by Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation.
The table below presents the equity (loss) income from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2008	2007
Acadia	$(3,370)	$(2,395)
Evangeline	(1,643)	568
Other subsidiaries 100% owned by Cleco Corporation	439	438
Other	-	(10)
Total equity (loss) income	$(4,574)	$(1,399)

Acadia
Cleco’s current assessment of its maximum exposure to loss with respect to Acadia at March 31, 2008, consists of its equity investment of $186.5 million.
The following table presents the components of Midstream's equity investment in Acadia.

	AT MARCH 31,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2008	2007
Contributed assets (cash and land)	$259,019	$259,019
Income before taxes	168,386	171,914
Impairment of investment	(45,847)	(45,847)
Capitalized interest and other	19,627	19,469
Less: non-cash distribution	78,200	78,200
Less: cash distributions	136,464	136,464
Total equity investment in investee	$186,521	$189,891

Midstream’s equity, as reported on the balance sheet of Acadia at March 31, 2008, was $212.6 million.  The difference between the $212.6 million and the equity investment in investee of $186.5 million as shown in the table above is $26.1 million, and primarily consists of the $45.8 million other-than-temporary impairment of APH’s investment in Acadia, partially offset by $19.6 million of interest capitalized on funds contributed by Acadia.
The table below contains summarized financial information for Acadia.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2008	2007
Current assets	$10,861	$13,672
Property, plant and equipment, net	416,510	419,882
Total assets	$427,371	$433,554
Current liabilities	$2,079	$1,206
Partners’ capital	425,292	432,348
Total liabilities and partners’ capital	$427,371	$433,554

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2008	2007
Total revenue	$7,768	$23,242
Total operating expenses	14,884	28,038
Other income	60	6
Loss before taxes	$(7,056)	$(4,790)

Income tax benefit recorded on APH’s financial statements related to Midstream’s 50% ownership interest in Acadia was $2.2 million and $2.9 million for the three months ended March 31, 2008, and 2007, respectively.

Evangeline
Cleco’s current assessment of its maximum exposure to loss with respect to Evangeline at March 31, 2008, consists of its equity investment of $57.9 million.
The table below presents the components of Midstream's equity investment in Evangeline.

	AT MARCH 31,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2008	2007
Contributed assets (cash)	$49,905	$49,156
Net income	145,776	147,418
Less: non-cash distributions	16,713	15,685
Less: cash distributions	121,022	121,022
Total equity investment in investee	$57,946	$59,867

The table below contains summarized financial information for Evangeline.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2008	2007
Current assets	$10,841	$17,018
Accounts receivable - affiliate	1,832	2,280
Property, plant and equipment, net	180,735	181,604
Other assets	49,017	48,999
Total assets	$242,425	$249,901
Current liabilities	$14,735	$15,122
Accounts payable - affiliate	279	2,721
Long-term debt, net	165,314	168,866
Other liabilities	71,470	71,501
Member’s deficit	(9,373)	(8,309)
Total liabilities and member’s deficit	$242,425	$249,901

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2008	2007
Operating revenue	$10,430	$10,545
Operating expenses	6,214	4,524
Depreciation	1,355	1,286
Interest charges	4,664	4,522
Interest income	163	358
Other expense	2	3
(Loss) income before taxes	$(1,642)	$568

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

The difference between the equity investment in investee and member’s equity shown in the tables above is due to income tax items being reported in the corresponding tax accounts on Midstream’s financial statements, rather than the equity investment account.
Income taxes recorded on Midstream’s financial statements related to Midstream’s 100% ownership interest in Evangeline were a $0.6 million benefit for the three months ended March 31, 2008, and a $0.2 million expense for the three months ended March 31, 2007.
Since its inception, Cleco has had 100% ownership and voting interest of Evangeline.  Prior to November 9, 2007, all of the capacity and output of the power plant had been tolled to Williams, which paid Evangeline certain fixed and variable amounts.  In November 2007, The Williams Companies, Inc. assigned all of its rights and interests in its tolling agreement with Evangeline to Bear Energy LP.  On March 16, 2008, JPMorgan Chase & Co. announced it was acquiring Bear Stearns Companies Inc., the parent company of Bear Energy LP.  For more information regarding Bear Energy LP and the announced purchase by JPMorgan Chase & Co., see Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”

Other Subsidiaries 100% owned by Cleco Corporation
Cleco’s current assessment of its maximum exposure to loss with respect to Perryville and Attala at March 31, 2008, consists of its equity investment of $8.6 million.
The table below presents the components of Cleco Corporation’s equity investments in Perryville and Attala.

	AT MARCH 31,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2008	2007
Contributed assets (cash)	$126,591	$126,591
Net income	53,141	52,735
Less: non-cash distributions	20,712	20,555
Less: cash distributions	150,433	150,433
Total equity investment in investee	$8,587	$8,338

The table below contains summarized financial information for Perryville and Attala.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2008	2007
Current assets	$1,070	$691
Accounts receivable - affiliate	480	493
Other assets	14,421	14,499
Total assets	$15,971	$15,683
Current liabilities	$99	$175
Accounts payable - affiliate	3,062	2,968
Other liabilities	328	328
Member’s equity	12,482	12,212
Total liabilities and member’s equity	$15,971	$15,683

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2008	2007
Operating revenue	$732	$523
Operating expenses	85	71
Income before taxes	$647	$452

The difference between the equity investment in investee and member’s equity shown in the tables above is due to income tax items being reported in the corresponding tax accounts on Cleco Corporation’s financial statements, rather than the equity investment account.
The transmission assets utilized by Perryville under the Perryville Interconnection Agreement are accounted for as a direct financing lease by Perryville and are included in other assets in the summarized financial information above.
Income tax expense recorded on Cleco’s financial statements related to Cleco Corporation’s 100% interest in Perryville and Attala was $0.2 million for the three months ended March 31, 2008 and 2007.

Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current wholesale municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court against Cleco Corporation, Cleco Power, and certain other subsidiaries.  The lawsuit alleges unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts.  The lawsuit was removed to and currently is pending in the U.S. District Court for the Western District of Louisiana.  Cleco filed responses which include claims for unspecified amounts owed by the City to Cleco.  On January 13, 2006, Cleco and the City agreed upon guidelines whereby an audit and subsequent mediation of the disputed transactions would be performed.  From March 2007 to April 2008, the parties have attempted to negotiate a settlement under the supervision of the presiding judge and a court approved mediator.  In the meantime, the matter has been set for a trial commencing January 5, 2009, in the event the parties are unable to reach a settlement.  The service agreement between Cleco Power and the City of Alexandria will end effective March 3, 2009, unless further extended by mutual agreement of the parties.  Management believes the dispute will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.
On October 8, 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study from the EPA.  The special notice requested that Cleco Corporation and Cleco Power, along with many other listed potentially responsible parties, enter into negotiations with the EPA for the performance of a Remedial Investigation and Feasibility Study at an area known as the Devil’s Swamp Lake just northwest of Baton Rouge, Louisiana.  The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site.  The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

The EPA will make a final decision on the listing of the site to the NPL after considering relevant comments.  Cleco has contacted the EPA in response to the special notice and is reviewing the available information.  The EPA and a number of PRPs met on January 31, 2008, for an organizational meeting to discuss the background of the site.  The PRPs began discussing a potential proposal to the EPA on February 19, 2008.  As this investigation is in the preliminary stages, management is unable to determine whether the costs associated with possible remediation of the facility site will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
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

Off-Balance Sheet Commitments and Disclosures about Guarantees
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates). Cleco Corporation and Cleco Power also have agreed to contractual terms that require them to pay third parties if certain triggering events occur.  These contractual terms generally are defined as guarantees in FIN 45.  Guarantees issued or modified after December 31, 2002, that fall within the initial recognition scope of FIN 45 are required to be recorded as a liability.  Outstanding guarantees that fall within the disclosure scope of FIN 45 are required to be disclosed for all accounting periods ended after December 15, 2002.
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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of March 31, 2008, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT MARCH 31, 2008
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400		1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000		15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500		500	500
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	525		525
Obligations under the Lignite Mining Agreement	9,531		9,531
Total	$304,356	$135,000	$169,356	$17,228

Cleco Corporation provided a limited guarantee and an indemnification, which fall within the recognition scope of FIN 45, to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of March 31, 2008, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters, to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed.  In June 2005, Perryville paid all interest and principal owed under the Senior Loan Agreement, and in July 2005, it exercised offset rights against MAI to satisfy its obligation of $98.7 million under the Subordinated Loan Agreement.  As a result, it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims.  The discounted probability-weighted liability under the guarantees and indemnifications as of March 31, 2008, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit facility by an amount equal to the maximum reasonably anticipated liability in respect of the contingent obligation as determined in good faith.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million, and the guarantees expire in 2009.  These guarantees do not fall within the scope of FIN 45.  Cleco Energy issued guarantees and indemnifications that fall within the recognition scope of FIN 45, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million.  The discounted probability-weighted liability under the FIN 45 guarantees and indemnifications as of March 31, 2008, was $0.1 million.
If Evangeline fails to perform certain obligations under its tolling agreement, Cleco Corporation will be required to make payments to the Evangeline Tolling Agreement counterparty. Cleco Corporation’s obligation under the Evangeline commitment is in the form of a standby letter of credit from investment grade banks and is limited to $15.0 million. Rating triggers do not exist in the Evangeline Tolling Agreement. Cleco expects Evangeline to be able to meet its obligations under the tolling agreement and does not expect Cleco Corporation to be required to make payments to the counterparty. However, under the covenants associated with Cleco Corporation’s credit facility, the entire net amount of the Evangeline commitment reduces the amount that can be borrowed under the credit facility. The letter of credit for Evangeline is expected to be renewed annually until 2020.
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Attala Interconnection Agreement.  This guarantee will be effective through the life of the agreement.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.  Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $0.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At March 31, 2008, Cleco Power’s 50% exposure for this obligation was approximately $9.5 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination dates of the guarantees and standby letters of credit discussed above:

				AT MARCH 31, 2008
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$153,831	$100,000	$1,400	$9,531	$42,900
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$169,356	$100,525	$1,400	$9,531	$57,900

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

Other Contingencies

General Electric Services Corporation
Cleco Power has entered into an operating lease agreement with General Electric Services Corporation for leasing of railcars in order to transport coal to its Rodemacher Power Station.  The lease contains a provision for early termination, along with an associated termination fee.  The termination provision can only be exercised in December 2010.  If exercised by Cleco Power, the termination fee would be approximately $1.4 million.  At this time, Cleco Power has no plans to early terminate this lease.

CBL Capital Corporation
Cleco Power has entered into an operating lease agreement with CBL Capital Corporation.  This is a master leasing agreement for company vehicles and other equipment.  The lease contains a provision for early termination, along with an associated termination fee.  Cleco Power may terminate the agreement at any time during the lease.  The termination fee is based upon the unamortized residual value of the equipment under lease at the end of the month of termination.  The fee is

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

decreased by any sale proceeds obtained by CBL Capital Corporation.  Cleco Power would be liable for 87% of the termination fee net of any sale proceeds.  Cleco Power’s maximum obligation at March 31, 2008, was approximately $4.9 million.  At this time, Cleco Power has no plans to terminate this lease prior to expiration of the lease term.

LPSC Fuel Audit
In July 2006, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit that included fuel adjustment clause filings for January 2003 through December 2004.  Cleco Power believes that it has provided the LPSC Staff with all of the information requested by the LPSC Staff.  The audit is pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 which anticipates that an audit will be performed not less than every other year.  The LPSC Staff is performing this review, and Cleco Power expects the Staff to complete the review in 2008.  Management is unable to predict the results of the LPSC audit, which could require Cleco Power to refund previously recovered revenue and could result in a significant material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Other
Cleco has accrued for liabilities to third parties, employee medical benefits, and storm damages.
During the first quarter of 2008, charges to operating expenses to provide a reserve for future storm damages were based upon the average amount of noncapital, uninsured storm damages experienced by Cleco Power during the previous six years, excluding costs for Hurricanes Katrina and Rita.  The settlement term sheet signed with the LPSC in March 2007 allowed, among other items, the funding and securitization of $50.8 million for a reserve for future, extraordinary storm costs.  For more information regarding storm restoration costs, see Note 4 — “Regulatory Assets and Liabilities — Deferred Storm Restoration Costs - Katrina/Rita.”

Risks and Uncertainties

Cleco Corporation
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Evangeline Tolling Agreement
Bear Stearns Companies Inc. guarantees the payment obligation of Bear Energy LP under the Evangeline Tolling Agreement.  On March 16, 2008, after Bear Stearns Companies Inc. suffered significant liquidity deterioration, JPMorgan Chase & Co. announced it was acquiring the Bear Stearns Companies Inc.  Pending the completion of the merger, JPMorgan Chase & Co. is guaranteeing the obligations of Bear Stearns Companies Inc. and its subsidiaries, including obligations under the Evangeline Tolling Agreement, and is providing management oversight for its operations.  In the event the acquisition is not completed, there is a possibility that neither Bear Energy LP nor Bear Stearns Companies Inc. will be able to meet the payment obligations under the Evangeline Tolling Agreement.  The tolling agreement is the principle source of cash flow for Evangeline.  Failure to receive payment from Bear Energy LP or Bear Stearns Companies Inc. would result in a material negative impact to Evangeline’s financial statements, which would then flow through to Cleco Corporation’s consolidated financial statements through Midstream’s equity investment in Evangeline.

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

Cleco Power
Cleco Power supplies a portion of its customers’ electric power requirements from its own generation facilities.  In addition to power obtained from power purchase agreements, Cleco Power purchases power from other utilities and marketers to supplement its generation at times of relatively high demand or when the purchase price of power is less than its own cost of generation.  Due to its location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission when accessing external power markets.  At times, constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power’s service territory.
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

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

Note 12 — Affiliate Transactions

Cleco has affiliate balances that were not eliminated as of March 31, 2008.  The balances were not eliminated due to the use of the equity method of accounting for Evangeline, Perryville, Attala, and Acadia.  For information on the Evangeline, Perryville, Attala, and Acadia equity investments, see Note 10 — “Equity Investment in Investees.”  At March 31, 2008, the payable to Evangeline was $7.9 million, the payable to Perryville was $0.4 million, and the payable to Attala was $0.1 million.  Also, at March 31, 2008, the receivable from Evangeline was $1.7 million, the receivable from Perryville was $6.7 million, the receivable from Acadia was $0.3 million, and the receivable from Attala was $0.1 million.
Cleco Power has affiliate balances that are payable to or due from its affiliates.  At March 31, 2008, the payable to Support Group was $5.7 million, the payable to Cleco Corporation was $4.9 million, and the payable to other affiliates was less than $0.1 million.  Also, at March 31, 2008, the receivable from Support Group was $2.6 million, and the receivable from other affiliates was less than $0.1 million.

Note 13 — Intangible Asset

Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs.  This intangible asset is expected to have a life of 12 years, but could have a life of up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers.  The intangible asset is being amortized according to the estimated collections from Cleco Power’s customers.  At the end of its life, this asset will have no residual value.  During the three months ended March 31, 2008, Cleco Katrina/Rita recognized amortization expense of $0.7 million.  For additional information on Cleco Katrina/Rita storm costs and securitization, see Note 4 — “Regulatory Assets and Liabilities — Deferred Storm Restoration Costs - Katrina/Rita.  The tables below provide additional information about this intangible asset.

(THOUSANDS)	AT MARCH 31, 2008
Gross carrying amount	$177,507
Accumulated amortization	684
Intangible asset	$176,823

(THOUSANDS)
Expected amortization expense
For the year ending March 31, 2009	$10,335
For the year ending March 31, 2010	$11,538
For the year ending March 31, 2011	$12,330
For the year ending March 31, 2012	$13,167

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and Cleco Corporation and Cleco Power’s Condensed Consolidated Financial Statements contained in this Form 10-Q. The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2008, and March 31, 2007.

OVERVIEW

Cleco is a regional energy services holding company that conducts substantially all of its business operations through its two principal operating business segments:

▪	Cleco Power, an integrated electric utility services subsidiary regulated by the LPSC and the FERC, among other regulators, which also engages in energy management activities; and
▪	Midstream, a merchant energy subsidiary regulated by the FERC, that owns and operates a merchant generation station and invests in a joint venture that owns and operates a merchant generation station.

While management believes that Cleco remains a strong company, Cleco continues to focus on several challenges and factors that could affect its results of operations and financial condition in the near term.

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
As part of its plan to resolve long-term capacity needs, Cleco Power began construction of Rodemacher Unit 3 in May 2006, which, upon completion, will provide a portion of the utility’s future power supply needs and help stabilize customer fuel costs.  The project’s capital cost, including carrying costs during construction, is estimated at $1.0 billion.  Cleco Power anticipates the plant will be operational no later than the fourth quarter of 2009.  Cleco Power’s current base rates have been extended through the start of Rodemacher Unit 3.  Currently, Cleco Power plans on filing a rate case by the end of the second quarter of 2008, at least one year prior to the estimated completion of Rodemacher Unit 3, to establish rates to be effective upon commercial operation of the unit.  Cleco Power’s current base rates allow it the opportunity to earn a maximum regulated return on equity of 11.65%, which is based on a return on equity of 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio.  If the LPSC does not increase Cleco Power’s base rates or denies Cleco Power’s request to recover costs incurred in the construction of Rodemacher Unit 3, Cleco Power’s results of operations, financial

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

condition, and cash flows could be materially adversely affected.  For additional information, see “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Rodemacher Unit 3.”
Cleco Power currently is recording AFUDC associated with construction of Rodemacher Unit 3.  Once the plant begins commercial operations, Cleco Power will no longer record AFUDC related to Rodemacher Unit 3.  Recovery of the Rodemacher Unit 3 investment will be handled as part of Cleco Power’s upcoming general rate case filing.  Cleco Power expects to file the rate case by the end of the second quarter of 2008.  New rates are anticipated to be implemented to coincide with commercial operations of Rodemacher Unit 3.
Cleco Power continues to evaluate a range of other power supply options for 2009 and beyond.  As such, Cleco Power is continuing to update its IRP to look at future sources of supply. Cleco Power released an RFP in October 2007 seeking long-term resources to fill the needs identified by the latest IRP and also released an RFP in March 2008 to meet its 2009 capacity and energy requirements.

Midstream
Acadia resides in the Southeastern Electric Reliability Council (SERC)-Entergy sub-region.   For merchant generators, this sub-region is challenged both by the general oversupply of gas-fired generation available to serve the Entergy system needs and the physical transmission constraints that can limit the amount of power that Acadia can deliver.  The SERC-Entergy sub-region has reserve margins among the highest in the nation, and margins are expected to remain that way for some time.   These high reserve margins can lead to lower capacity factors and lower profitability for Acadia.  Due to Acadia’s location on the transmission grid, Acadia relies on two main suppliers of electric transmission when accessing external power markets.  At times, transmission availability limits the wholesale markets accessible by Acadia resulting in limited buyers for Acadia’s output.
To address these risks, Acadia markets short-, mid- and long-term products where available.  Through its third party energy marketer, Acadia pursues opportunities in the hourly, weekly, and annual markets.  In addition, Acadia actively participates in long-term requests for capacity and energy.  Acadia’s success in these marketing efforts is a primary driver of Acadia’s earnings and cash flow.

Comparison of the Three Months Ended March 31, 2008, and 2007

Cleco Consolidated
		FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue, net	$222,551	$223,750	$(1,199)	(0.54)%
Operating expenses	195,997	206,096	10,099	4.90%
Operating income	$26,554	$17,654	$8,900	50.41%
Interest income	$1,617	$2,567	$(950)	(37.01)%
Allowance for other funds used during construction	$13,683	$5,131	$8,552	166.67%
Equity loss from investees	$(4,574)	$(1,399)	$(3,175)	(226.95)%
Interest charges	$9,544	$11,987	$2,443	20.38%
Federal and state income taxes	$5,061	$2,143	$(2,918)	(136.16)%
Net income applicable to common stock	$22,060	$8,223	$13,837	168.27%

Consolidated net income applicable to common stock increased $13.8 million, or 168.3%, in the first quarter of 2008 compared to the first quarter of 2007 primarily due to increased earnings at Cleco Power.
Operating revenue, net decreased $1.2 million, or 0.5%, in the first quarter of 2008 compared to the first quarter of 2007 largely as a result of lower fuel cost recovery revenue at Cleco Power.
Operating expenses decreased $10.1 million, or 4.9%, in the first quarter of 2008 compared to the first quarter of 2007 primarily due to lower fuel costs and lower other operations and maintenance expenses at Cleco Power.
Interest income decreased $1.0 million, or 37.0%, in the first quarter of 2008 compared to the first quarter of 2007 largely as a result of lower average investment balances.
Allowance for other funds used during construction increased $8.6 million, or 166.7%, in the first quarter of 2008 compared to the same period of 2007 primarily due to increased construction activity at Rodemacher Unit 3.
Equity loss from investees increased $3.2 million, or 227.0%, in the first quarter of 2008 compared to the same period of 2007 primarily due to decreased equity earnings at APH and Evangeline.
Interest charges decreased $2.4 million, or 20.4%, in the first quarter of 2008 compared to the same period of 2007 primarily due to the allowance for borrowed funds used during construction associated with the construction activity at Rodemacher Unit 3, the repayment of medium-term notes at Cleco Power, and interest adjustments related to a favorable settlement on uncertain tax positions.  Partially offsetting this decrease was increased interest related to draws against Cleco Power’s credit facility and interest related to the November 2007 issuance of solid waste disposal facility bonds and the March 2008 issuance of storm recovery bonds.
Federal and state income taxes increased $2.9 million, or 136.2%, primarily due to an increase in pre-tax income during the first quarter of 2008 compared to the same period of 2007.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
Cleco Power’s net income in the first quarter of 2008 increased $15.3 million, or 124.9%, compared to the first quarter of 2007.  Contributing factors include:

▪	higher other operations revenue,
▪	lower other operations and maintenance expenses,
▪	lower depreciation expense,
▪	lower taxes other than income taxes,
▪	higher allowance for other funds used during construction, and
▪	lower interest charges.

These were partially offset by lower interest income.

		FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue
Base	$79,189	$78,075	$1,114	1.43%
Fuel cost recovery	130,692	134,945	(4,253)	(3.15)%
Other operations	10,061	9,260	801	8.65%
Affiliate revenue	7	12	(5)	(41.67)%
Intercompany revenue	501	501	-	-
Operating revenue, net	220,450	222,793	(2,343)	(1.05)%
Operating expenses
Fuel used for electricgeneration – recoverable	43,322	53,367	10,045	18.82%
Power purchased for utilitycustomers – recoverable	87,377	81,554	(5,823)	(7.14)%
Non-recoverable fuel andpower purchased	4,631	4,722	91	1.93%
Other operations	20,915	25,613	4,698	18.34%
Maintenance	9,193	9,727	534	5.49%
Depreciation	19,214	19,761	547	2.77%
Taxes other than incometaxes	7,813	8,902	1,089	12.23%
Total operatingexpenses	192,465	203,646	11,181	5.49%
Operating income	$27,985	$19,147	$8,838	46.16%
Interest income	$577	$1,406	$(829)	(58.96)%
Allowance for other funds used during construction	$13,683	$5,131	$8,552	166.67%
Interest charges	$7,435	$10,044	$2,609	25.98%
Federal and state income taxes	$6,958	$3,116	$(3,842)	(123.30)%
Net income	$27,608	$12,276	$15,332	124.89%

	FOR THE THREE MONTHS ENDED MARCH 31,
(MILLION kWh)	2008	2007	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	840	842	(0.24)%
Commercial	554	543	2.03%
Industrial	686	710	(3.38)%
Other retail	32	33	(3.03)%
Total retail	2,112	2,128	(0.75)%
Sales for resale	71	102	(30.39)%
Unbilled	(57)	(70)	18.57%
Total retail and wholesale customer sales	2,126	2,160	(1.57)%

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2008	2007	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$33,044	$33,265	(0.66)%
Commercial	23,035	22,295	3.32%
Industrial	13,001	13,634	(4.64)%
Other retail	1,365	1,440	(5.21)%
Storm surcharge	5,850	5,931	(1.37)%
Total retail	76,295	76,565	(0.35)%
Sales for resale	4,087	3,887	5.15%
Unbilled	(1,193)	(2,377)	49.81%
Total retail and wholesale customer sales	$79,189	$78,075	1.43%

The service agreement between Cleco Power and one of its municipal customers will end effective March 3, 2009, unless further extended by mutual agreement of the parties.  The termination of the contract, assuming a termination date of March 3, 2009, is expected to decrease 2009 base revenue by $4.2 million and decrease both 2009 fuel cost recovery revenue and fuel expenses by $21.4 million each.
Cleco Power’s residential customers’ demand for electricity largely is affected by weather.  Weather generally is measured in cooling-degree days and heating-degree days.  A cooling-degree day is an indication of the likelihood that a consumer will use air conditioning, while a heating-degree day is an indication of the likelihood that a consumer will use heating.  An increase in heating-degree days does not produce the same increase in revenue as an increase in cooling-degree days, because alternative heating sources are more available.  Normal heating-degree days and cooling-degree days are calculated for a month by separately calculating the average actual heating- and cooling-degree days for that month over a period of 30 years.
The following chart shows how cooling- and heating–degree days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree days.

			FOR THE THREE MONTHS ENDED MARCH 31,
				2008 CHANGE
	2008	2007	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	814	869	986	(6.33)%	(17.44)%
Cooling-degree days	111	112	71	(0.89)%	56.34%

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during the first quarter of 2008 compared to the same period in 2007 decreased $4.3 million, or 3.2%, primarily due to decreases in the per-unit cost of fuel used for electric generation and lower volumes of power purchased for utility customers.  Partially offsetting the decrease were increased volumes of fuel used for electric generation and increases in the per-unit cost of power purchased for utility customers.  Changes in fuel costs historically have not significantly affected Cleco Power’s net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 98% of

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

Cleco Power’s total fuel cost during the first quarter of 2008 was regulated by the LPSC, while the remainder was regulated by the FERC.  Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC.  For information on Cleco Power’s ongoing 2003 through 2004 fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Fuel Audit.”

Other Operations
Other operations revenue increased $0.8 million, or 8.7%, in the first quarter of 2008 compared to the first quarter of 2007 primarily due to $0.5 million of mark-to-market gains and realized gains relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer.  Also contributing to the increase was $0.3 million of higher other miscellaneous revenue.  For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses decreased $11.2 million, or 5.5%, in the first quarter of 2008 compared to the same period of 2007. Fuel used for electric generation (recoverable) decreased $10.0 million, or 18.8%, primarily due to lower per-unit costs of fuel used as compared to the same period of 2007.  Partially offsetting this decrease were higher volumes of fuel used for electric generation.  Power purchased for utility customers (recoverable) increased $5.8 million, or 7.1%, largely due to higher per-unit costs of purchased power.  Partially offsetting this increase were lower volumes of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Other operations expense decreased $4.7 million, or 18.3%, primarily due to lower employee benefit costs and administrative expenses.  Maintenance expenses during the first quarter of 2008 decreased $0.5 million, or 5.5%, compared to the same period of 2007 primarily due to less generating station maintenance work performed during the first quarter of 2008.  Depreciation expense decreased $0.5 million, or 2.8%, primarily as a result of lower storm amortization costs.  Taxes other than income taxes decreased $1.1 million, or 12.2%, primarily due to a change in the accounting treatment of city franchise taxes as a result of an LPSC order.

Interest Income
Interest income decreased $0.8 million, or 59.0%, during the first quarter of 2008 compared to the same period of 2007 primarily due to lower average investment balances.  Lower investment balances were the result of construction payments for Rodemacher Unit 3 being partially funded by these investments.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $8.6 million, or 166.7%, during the first quarter of 2008 compared to the same period of 2007 primarily due to increased construction activity at Rodemacher Unit 3.  Allowance for other funds used during construction comprised 49.6% of Cleco Power’s net income for the first quarter of 2008, compared to 41.8% for the first quarter of 2007.

Interest Charges
Interest charges decreased $2.6 million, or 26.0%, during the first quarter of 2008 compared to the same period of 2007 primarily due to $2.9 million of allowance for borrowed funds used during construction associated with the construction activity at Rodemacher Unit 3, $0.9 million related to the repayment of medium-term notes during 2007, and $2.1 million of interest adjustments related to a favorable settlement on uncertain tax positions during the first quarter of 2008.  Partially offsetting this decrease was $1.5 million of interest related to draws against Cleco Power’s credit facility and $1.8 million of interest related to the November 2007 issuance of solid waste disposal facility bonds and the March 2008 issuance of storm recovery bonds.

Income Taxes
Income tax expense increased $3.8 million, or 123.3%, primarily due to an increase in pre-tax income during the first quarter of 2008 compared to the same period of 2007.

Midstream
	FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue
Other operations	$-	$7	$(7)	(100.00)%
Affiliate revenue	1,918	986	932	94.52%
Operating revenue	1,918	993	925	93.15%
Operating expenses
Other operations	1,439	1,200	(239)	(19.92)%
Maintenance	849	460	(389)	(84.57)%
Depreciation	76	75	(1)	(1.33)%
Taxes other than incometaxes	88	55	(33)	(60.00)%
Gain on sales of assets	(99)	-	99	-
Total operatingexpenses	2,353	1,790	(563)	(31.45)%
Operating loss	$(435)	$(797)	$362	45.42%
Equity loss from investees	$(5,013)	$(1,827)	$(3,186)	(174.38)%
Interest charges	$1,969	$5,042	$3,073	60.95%
Federal and state income tax benefit	$2,803	$2,953	$(150)	(5.08)%
Net loss	$(4,616)	$(4,714)	$98	2.08%

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

Factors affecting Midstream during the first quarter of 2008 are described below.

Operating Revenue
Operating revenue increased $0.9 million, or 93.2%, in the first quarter of 2008 compared to the first quarter of 2007.  The increase was primarily due to the accounting treatment of Acadia's power plant operations, maintenance, and engineering services resulting from Cajun's purchase of Calpine's 50% ownership interest in Acadia in September 2007.  Prior to September 2007, Calpine employees provided power plant operations, maintenance, and engineering services to Acadia.  Subsequent to September 2007, these services were provided by Midstream.  As a result, all revenue associated with plant operations for Acadia is included in affiliate revenue.

Equity Loss from Investees
Equity loss from investees increased $3.2 million, or 174.4%, during the first quarter of 2008 compared to the same period of 2007.  The increase was due to a $2.2 million decrease in equity earnings at Evangeline and a $1.0 million decrease in equity earnings at APH.  The decrease at Evangeline was primarily due to higher turbine maintenance expenses.  The decrease at APH was primarily due to higher turbine and general maintenance expenses at the facility.  In January 2008, Acadia entered into a long-term maintenance contract that is expected to stabilize future maintenance expenses at the plant.  For additional information on Evangeline and Acadia, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Equity Investment in Investees.”

Interest Charges
Interest charges decreased $3.1 million, or 61.0%, during the first quarter of 2008 compared to the same period of 2007 primarily due to a lower interest rate and a lower balance on affiliate debt relating to APH’s investment in Acadia.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
At March 31, 2008, Moody’s and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable.  If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s or Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to pay additional fees and higher interest rates under their bank credit and other debt agreements.
The parent company of Evangeline’s counterparty to the Evangeline Tolling Agreement is Bear Stearns Companies Inc.  Bear Stearns Companies Inc. has issued guarantees of the payment obligations under the Evangeline Tolling Agreement.  On March 16, 2008, after Bear Stearns Companies Inc. suffered significant liquidity deterioration, JPMorgan Chase & Co. announced it was acquiring the Bear Stearns Companies Inc.  JPMorgan Chase & Co. is guaranteeing the obligations of Bear Stearns Companies Inc. and its subsidiaries, including obligations under the Evangeline Tolling Agreement, pending the completion of the merger, and is providing management oversight for its operations.  At March 31, 2008, Moody’s outlook for Evangeline was stable.  The tolling agreement is the principal source of cash flow for Evangeline.  For more information regarding Evangeline’s tolling agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risk and Uncertainties — Evangeline Tolling Agreement.”
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
With respect to any open power or natural gas hedging positions that Cleco may initiate in the future, Cleco may be required to provide credit support (or pay liquidated damages).  The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price of power and natural gas, the changes in open power and gas positions, and changes in the amount counterparties owe Cleco.  Changes in any of these factors could cause the amount of requested credit support to increase or decrease.  For additional information, as well as a discussion of other factors affecting Cleco’s financial condition relating to its credit ratings, the credit ratings of its counterparties, and other credit-related risks, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks — Credit Ratings and Counterparties” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Debt
At March 31, 2008, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.  If Cleco Corporation were to default under the covenants in its various credit facilities, it would be unable to borrow additional funds under the facilities.  Further, if Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its credit facility.  The bonds issued by Evangeline are non-recourse to Cleco Corporation, and a default on these bonds would not be considered a default under Cleco Corporation’s credit facility.  If Cleco Corporation’s credit rating were to be downgraded one level below

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

investment grade, Cleco Corporation would be required to pay fees and interest at a rate of 0.45% higher than the current level for its $150.0 million credit facility.  The same downgrade at Cleco Power would require Cleco Power to pay fees and interest at a rate of 0.70% higher than the current level on its $275.0 million credit facility.

Cleco Consolidated
Cleco had no short-term debt outstanding at March 31, 2008, or December 31, 2007.  At March 31, 2008, Cleco’s long-term debt outstanding was $969.4 million, of which $108.4 million was long-term debt due within one year, compared to $869.1 million at December 31, 2007, which included $100.0 million of long-term debt due within one year.  For additional information, see “— Cleco Corporation (Holding Company Level)” and “— Cleco Power” below.
At March 31, 2008, Cleco had a working capital deficit of $3.4 million.  At December 31, 2007, Cleco had a working capital surplus of $48.1 million.  The $51.5 million decrease in working capital is primarily due to the payment of dividends, additions to property, plant and equipment, construction costs for Rodemacher Unit 3, and the sale of Cleco Power’s right to bill and collect from its customers the unamortized storm costs from Cleco Power to Cleco Katrina/Rita.  An uncommitted bank line of credit up to $10.0 million also is available to support Cleco’s working capital needs.
Cash and cash equivalents available at March 31, 2008, were $108.9 million combined with $297.8 million facility capacity ($132.8 million from Cleco Corporation and $165.0 million from Cleco Power) for total liquidity of $406.7 million.  Cash and cash equivalents decreased $20.1 million, when compared to December 31, 2007.  This decrease is primarily due to additions to property, plant and equipment, including Rodemacher Unit 3, partially offset by cash received from the issuance of bonds and collection of customer accounts receivables.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at March 31, 2008, or December 31, 2007.  At March 31, 2008, and December 31, 2007, Cleco Corporation had $100.0 million of long-term debt outstanding related to its 7.00% Senior Notes due May 1, 2008.
Cleco Corporation’s $150.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.650%, including facility fees.
At March 31, 2008, off-balance sheet commitments reduced available borrowings by an additional $17.2 million, leaving available capacity of $132.8 million.  For more information about these commitments, see “— Off-Balance Sheet Commitments.”  An uncommitted bank line of credit up to $10.0 million also is available to support Cleco’s working capital needs.
Cash and cash equivalents available at March 31, 2008, were $101.5 million, combined with $132.8 million facility capacity for total liquidity of $234.3 million.  Cash and cash equivalents decreased $15.5 million, when compared to December 31, 2007, primarily due to the payment of dividends and the settlement of affiliate payables and receivables.

Cleco Power
There was no short-term debt outstanding at Cleco Power at March 31, 2008, or December 31, 2007.  At March 31, 2008, Cleco Power’s long-term debt outstanding was $869.4 million, of which $8.4 million was long-term debt due within one year, compared to $769.1 million at December 31, 2007, of which none was due within one year.
Cleco Power’s $275.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 0.400%, including facility fees.
At March 31, 2008, $110.0 million was outstanding under Cleco Power’s $275.0 million, five-year facility with a weighted average interest rate of 4.12%.  An uncommitted bank line of credit up to $10.0 million also is available to support Cleco Power’s working capital needs.
On March 6, 2008, Cleco Katrina/Rita issued $180.6 million aggregate principal amount of senior secured storm recovery bonds.  The bonds were issued in two tranches, with one tranche of $113.0 million initial principal amount with an expected average life of five years and bearing interest of 4.41% per annum.  The other tranche was for $67.6 million initial principal amount with an expected average life of 10.58 years and bearing interest at 5.61% per annum.  The resulting weighted average interest rate of both tranches is 4.86% per annum, and the effective weighted average life is seven years.  Proceeds from the bonds were used to repay loans under Cleco Power’s revolving credit facility and for general corporate purposes.  Debt service for the bonds will be paid by a special monthly storm recovery surcharge paid by all Cleco Power's retail customers, as discussed below.
Cash and cash equivalents available at March 31, 2008, were $7.4 million, combined with $165.0 million facility capacity for total liquidity of $172.4 million.  Cash and cash equivalents decreased $4.5 million when compared to December 31, 2007.  This decrease is primarily due to additions to property, plant and equipment, including Rodemacher Unit 3, partially offset by cash received from the issuance of bonds and collection of customer accounts receivable.
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included acceptance of an LPSC Staff recommendation that Cleco Power collect from customers an amount equal to 75% of the carrying costs of capital during the construction phase of the unit.  Cleco Power had collected $43.3 million and $31.5 million at March 31, 2008, and December 31, 2007, respectively.  In addition to this recovery, Cleco Power plans to fund the construction costs related to Rodemacher Unit 3 by utilizing cash on hand, available funds from its credit facility, the issuance of long-term debt, and the receipt of equity contributions from Cleco Corporation.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

The Louisiana State Bond Commission has approved the issuance of up to $200.0 million of tax-exempt bonds to finance the qualifying costs of the solid waste disposal facilities at Rodemacher Unit 3.  The Governor’s office allocated $60.0 million for issuance in 2006, and another $60.0 million for issuance in 2007.  These bonds were issued by the Rapides Finance Authority in November 2006 and November 2007, respectively.  Cleco Power can apply again in 2008, up to the total amount of qualifying costs identified.  Thus far, a total of $152.9 million of qualifying costs has been identified.  The bonds issued in 2006 have a fixed interest rate of 4.70% per annum, and the maturity date is November 1, 2036.  The 2006 bonds may be called at the option of the issuer at the direction of Cleco Power after November 1, 2016.  The bonds issued in 2007 initially had a variable interest rate which was reset weekly via an auction agent.  On March 12, 2008, Cleco Power exercised a provision in the bond indenture to change the method of interest through a reoffering of the bonds.  As a part of the reoffering, the holders of the original auction rate bonds were required to tender them.  The reoffered bonds have a five-year term with a fixed rate of 5.25% per annum, with the option to call at the end of the five years.  If Cleco Power does not call the bonds at the end of the five years, the bonds will become variable rate.  Cleco Power plans to remarket the bonds at the end of the five-year period.  The maturity date of the 2007 bonds is November 1, 2037.
Storm restoration costs from Hurricanes Katrina and Rita totaled $158.0 million.  During 2006, the LPSC agreed to an interim increase in rates of $23.4 million annually over a ten-year period to recover approximately $161.8 million of estimated storm restoration costs, until a review of the costs by the LPSC was completed.  In March 2007, after completing this review, Cleco Power and the LPSC Staff signed a settlement term sheet allowing the recovery and securitization of essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs, along with the funding and securitization of an approximately $50.0 million reserve for future storm costs.  The agreement also allowed Cleco Power to recover debt service costs and other storm related expenses through a customer billing surcharge.  For each of the periods ended March 31, 2008, and March 31, 2007, Cleco Power collected $5.9 million of storm recovery surcharges.  For more information regarding storm restoration costs, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Regulatory Assets and Liabilities — Deferred Storm Restoration Costs - Katrina/Rita.”
Cleco Power has identified certain generating, transmission, and distribution construction projects in the Gulf Opportunities Zone (GO Zone) areas.  Cleco Power has filed an application with the Louisiana Public Finance Authority requesting $100.0 million in capacity to fund these projects.  If approved by the Louisiana State Bond Commission, Cleco Power plans to issue the GO Zone bonds later this year.

Midstream
Midstream had no debt outstanding at March 31, 2008, or December 31, 2007.
Evangeline, which is deconsolidated and accounted for under the equity method, had no short-term debt outstanding at March 31, 2008.  Evangeline had $173.0 million and $177.1 million of long-term debt outstanding at March 31, 2008, and December 31, 2007, respectively, in the form of 8.82% Senior Secured Bonds due 2019.  Of these amounts, $7.7 million and $8.2 million was due within one year at March 31, 2008, and December 31, 2007, respectively.  The bonds issued by Evangeline are non-recourse to Cleco Corporation.

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At March 31, 2008, and December 31, 2007, $61.2 million and $18.0 million of cash, respectively, was restricted.  At March 31, 2008, the $61.2 million of restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow, $8.3 million held in escrow for the construction of Cleco Power’s solid waste disposal facilities at Rodemacher Unit 3, $50.9 million reserved at Cleco Power for future storm restoration costs, and $1.9 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest and principal on storm securitization bonds under the storm recovery bonds loan agreement.  Restricted cash at Cleco Power at March 31, 2008, increased $43.2 million compared to December 31, 2007, primarily due to the establishment of the reserve for future storm restoration costs, partially offset by the release of funds for construction at Rodemacher Unit 3.  Restricted cash at Cleco Katrina/Rita at March 31, 2008, increased $1.9 million compared to December 31, 2007, due to the issuance of the storm recovery bonds.
The restricted cash at Evangeline is not included in restricted cash on Cleco Corporation’s Condensed Consolidated Balance Sheets due to the equity method of accounting.  Evangeline’s restricted cash at March 31, 2008, and December 2007, was $23.3 million and $33.3 million, respectively.

Contractual Obligations and Other Commitments
Cleco, in the normal course of business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in the Consolidated Balance Sheets while other commitments, some firm and some based on uncertainties, are not reflected in the consolidated financial statements.
For additional information regarding Cleco’s Contractual Obligations and Other Commitments, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Contractual Obligations and Other Commitments” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of March 31, 2008, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT MARCH 31, 2008
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	525	-	525	-
Obligations under the Lignite Mining Agreement	9,531	-	9,531	-
Total	$304,356	$135,000	$169,356	$17,228

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of March 31, 2008, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters, to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed.  In June 2005, Perryville paid all interest and principal owed under the Senior Loan Agreement, and in July 2005, it exercised offset rights against MAI to satisfy its obligations of $98.7 million under the Subordinated Loan Agreement.  As a result, it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims.  The discounted probability-weighted liability under the guarantees and indemnifications as of March 31, 2008, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit facility by an amount equal to the maximum reasonably anticipated liability in respect of the contingent obligation as determined in good faith.
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million, and the guarantees expire in 2009.
If Evangeline fails to perform certain obligations under its tolling agreement, Cleco Corporation will be required to make payments to the Evangeline Tolling Agreement counterparty. Cleco Corporation’s obligation under the Evangeline commitment is in the form of a standby letter of credit from investment grade banks and is limited to $15.0 million. Rating triggers do not exist in the Evangeline Tolling Agreement. Cleco expects Evangeline to be able to meet its obligations under the tolling agreement and does not expect Cleco Corporation to be required to make payments to the counterparty. However, under the covenants associated with Cleco Corporation’s credit facility, the entire net amount of the Evangeline commitment reduces the amount that can be borrowed under the credit facility. The letter of credit for Evangeline is expected to be renewed annually until 2020.
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Attala Interconnection Agreement.  This guarantee will be in effect through the life of the agreement.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.  Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $0.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills,

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At March 31, 2008, Cleco Power’s 50% exposure for this obligation was approximately $9.5 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

				AT MARCH 31, 2008
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$153,831	$100,000	$1,400	$9,531	$42,900
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$169,356	$100,525	$1,400	$9,531	$57,900

Regulatory Matters

Wholesale Rates of Cleco
For information on the wholesale rates of Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Wholesale Rates of Cleco” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Retail Rates of Cleco Power
In March 2007, after completing a review of restoration costs related to Hurricanes Katrina and Rita, Cleco Power and the LPSC Staff filed a settlement agreement allowing recovery of essentially all of Cleco Power's Hurricanes Katrina and Rita storm costs.  The agreement authorized the issuance of securitized bonds to finance the restoration costs and collection of a special storm recovery charge from Cleco Power's customers to pay principal, interest and other amounts related to the bonds.  The LPSC approved the settlement agreement and issued a securitization financing order in September 2007.  In March 2008, securitization financing was completed.  For additional information about the recovery of storm restoration costs, see Item 1, "Notes to the Unaudited Condensed Financial Statements — Note 4 — Regulatory Assets and Liabilities — Deferred Storm Restoration Costs - Katrina/Rita."
In January 2008, Cleco Power filed its monitoring report for the 12-month period ended September 30, 2007.  Cleco Power anticipates that the LPSC Staff will complete their review of this report by the end of the third quarter of 2008.
For additional information on other regulatory aspects of retail rates concerning Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Wholesale Electric Markets
For information on regulatory aspects of wholesale electric markets affecting Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Retail Electric Markets
For a discussion of the regulatory aspects of retail electric markets affecting Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Generation RFP

2007 Long-Term RFP
In June 2007, Cleco Power filed draft documents with the LPSC for up to approximately 600 MW of intermediate and/or peaking resources to meet projected load growth over a 10-year period beginning in 2010.  To meet these needs, Cleco Power is looking for products for a term of 2 to 30 years.  Out of the approximately 600-MW total, up to approximately 350 MW may be sourced from a peaking resource.  Cleco Power has submitted four potential self-build projects that will be tested against the market.  The final version of the RFP was issued in October 2007, and bids were received in December 2007. Cleco has notified bidders if their bids have been selected for the short list. Final selections are anticipated before the end of the third quarter of 2008.

2008 Short-Term RFP for 2009 Resources
On March 5, 2008, Cleco Power issued a RFP for a minimum of 50 MW up to 450 MW to meet its 2009 capacity and energy requirements.  Bids were received on March 20, 2008, and currently are being evaluated to develop a final portfolio.  Bidders will be notified of the results specific to their proposal and contract negotiations are scheduled to begin in May 2008.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

For additional information on Cleco Power’s generation RFPs, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Generation RFP” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Rodemacher Unit 3
In May 2006, Cleco Power began construction of Rodemacher Unit 3 which will provide a portion of the utility’s future power supply needs.  Rodemacher Unit 3 will be capable of burning various solid fuels, but primarily is expected to burn petroleum coke produced by several refineries throughout the Gulf Coast region.  All environmental permits for the unit have been received.  Cleco Power has entered into a contract with Exxon Mobil to supply 300,000 tons of the anticipated 1.5 million tons per year consumption of petroleum coke for a three-year period beginning in 2009.
In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which provides for substantial completion of the construction no later than the fourth quarter of 2009.  The total capital cost of the project, including AFUDC, Amended EPC Contract costs, and other development expenses, is estimated at $1.0 billion.  The lump sum price under the scope of the Amended EPC Contract, including accepted change orders under the contract, is $786.4 million. The Amended EPC Contract allows for termination at Cleco Power’s sole discretion, which would require payment of termination fees, or if certain milestones, approvals, or other typical commercial terms and conditions are not met.  As of March 31, 2008, the maximum termination costs would have been $660.3 million, or an additional $23.7 million more than the capital expended to date.  Upon issuance of the notice to start construction in May 2006, and in support of its performance obligations, Shaw provided a $58.9 million letter of credit to Cleco Power.  In addition to the letter of credit, Shaw also posted a $200.0 million payment and performance bond in favor of Cleco Power in support of its performance obligations under the Amended EPC Contract.  The Amended EPC Contract also provides for Shaw to:  (a) allow retention, or (b) issue an additional letter of credit, in an amount equal to 7.5% of the payments made by Cleco Power under the contract.  As of March 31, 2008, Shaw had issued a letter of credit in the amount of $42.0 million and Cleco has retained amounts of $5.1 million.  The project remains on schedule for commercial operation no later than the fourth quarter of 2009.  As of March 31, 2008, Cleco Power had incurred approximately $713.8 million in project costs.
For additional information on the CCN and construction of Rodemacher Unit 3, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources —Regulatory Matters — Rodemacher Unit 3” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  For a discussion of risks associated with the Rodemacher Unit 3 project, see “Risk Factors — Rodemacher Unit 3 Construction Costs,” — “Rodemacher Unit 3 Technical Specifications,” and — “Termination of the Rodemacher Unit 3 Project or the Amended EPC Contract” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Lignite Deferral
At March 31, 2008, and December 31, 2007, Cleco Power had $28.7 million and $29.4 million, respectively, in deferred costs remaining uncollected.
For additional information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Franchises
On March 8, 2008, the Town of Elizabeth voted in favor of leasing their electrical system to Cleco Power.  On May 6, 2008, the Town's Board of Aldermen will vote on the ordinance that gives the Mayor the authority to enter into the lease/franchise agreement with Cleco Power.  The agreement is for 10 years with two 10-year renewal terms. Approximately 225 Cleco Power customers are located in Elizabeth.
For additional information on Cleco Power’s electric service franchises, please read “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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
On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit in New Jersey v. EPA vacated both the EPA's rule delisting coal-fired electric generating units (EGUs) from regulation under section 112 of the Clean Air Act (CAA) and the entire Clean Air Mercury Rule (CAMR).  As a result of the court's action, EGUs are subject to regulation under section 112, which will require the EPA to promulgate Maximum Achievable Control Technology (MACT) standards for hazardous air pollutants for coal- and oil-fired EGUs.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

On March 24, 2008, the EPA filed a petition asking all of the judges (also known as en banc) of the D.C. Circuit to re-hear the decision in New Jersey v. EPA. Industry interveners also filed a petition requesting rehearing en banc, as well as rehearing by the three-judge panel.  Although the D.C. Circuit is not required to rule on petitions for rehearing or rehearing en banc in a specified time, it is expected that the court will grant or deny the EPA and industry interveners' petitions within the next two to three months. Parties also may request the case to be heard by the Supreme Court.  The 90-day time period in which parties may file a petition for certiorari with the Supreme Court will run from the date the D.C. Circuit denies rehearing or, if rehearing is granted, the subsequent entry of judgment.
Assuming there is not a reversal of the decision by the D.C. Circuit itself or the Supreme Court, the EPA will have to move forward to set MACT standards for coal- and oil-fired EGUs under section 112 of the CAA which requires that: (1) new sources must adopt, at minimum, the emission control that is achieved in practice by the best controlled similar source, as determined by the Administrator and (2) existing sources must adopt emission controls equal to the average emission limitation achieved by the best performing 12 percent of the existing source.  While all coal- and oil-fired EGUs will be subject to whatever final MACT rules the EPA adopts, in the interim, before those rules are adopted, case-by-case MACT permitting under section 112 also may apply.  Cleco believes that a case-by-case MACT requirement does not and will not apply to its existing units based in part on the conclusion of the Congressional Budget Office that a case-by-case MACT analysis should not apply to existing coal-fired units.  However, once the EPA promulgates a "general" MACT standard for existing sources, Dolet Hills Unit 1 and Rodemacher Unit 2 will be subject to those MACT standards, whatever they may be.  Teche Unit 3 and Rodemacher Unit 1, because they have the capacity of burning oil, could also potentially be impacted.  At this time, Cleco is not able to quantify the capital investment or operating cost impact of these general MACT standards to its existing units as those standards have not yet been determined by the EPA.
In regards to new units, some groups are taking the position that all coal- and oil-fired EGUs permitted without a case-by-case MACT during the period when EPA’s delisting and CAMR rules were in effect must now obtain case-by-case MACT permits.  These groups are requesting that permitting authorities require a case-by-case MACT analysis to be conducted on such units.  For units such as Rodemacher Unit 3 that received final, non-appealable permits while the delisting and CAMR rules were in effect, further guidance from the EPA is expected regarding their status under the MACT rules and if in fact a case-by-case MACT analysis will be required.  To date, Cleco has received no direct indications from permitting authorities that a case-by-case MACT analysis is required or that construction should be suspended while a case-by-case MACT analysis is conducted.  Rodemacher Unit 3 was lawfully permitted, and at this time, Cleco does not anticipate any construction schedule delays.  Should permitting authorities determine that a case-by-case MACT applies to Rodemacher Unit 3, there could be significant impacts on the final capital cost of the unit and/or delays in the construction schedule.  At this time, Cleco is not able to quantify the capital investment or operating cost associated with the application of case-by-case MACT standards to Rodemacher Unit 3.
On March 19, 2008, Cleco Power received a consolidated compliance order and notice of potential penalty (CO/NOPP) from the LDEQ for alleged violations of the air quality rules at its Dolet Hills and Rodemacher Power Stations.  For Dolet Hills, the CO/NOPP alleges that upon a file review conducted on or about February 26, 2008, the LDEQ found that Cleco Power was in violation of conditions in its Title V permit regarding compliance assurance tests to be conducted upon its continuous monitoring systems. Upon review of the LDEQ findings and the Part 75 regulations, Cleco Power contends that the actions taken by Cleco Power were allowed under the Part 75 regulations, as well as the Title V permit.  In regard to the Rodemacher Power Station violations, the CO/NOPP states that a file review of the Rodemacher facility was conducted on or about September 14, 2007, and that upon the agency’s review of the Quarterly Stack Emissions Reports required under 40 CFR Part 60 submitted by Cleco Power, the LDEQ found that Rodemacher Unit 2 exceeded opacity limits at various times during the second, third and fourth quarters of 2007.  Cleco Power has met with the LDEQ in regard to these alleged violations and is responding to LDEQ’s requests for additional information.  On April 16, 2008, Cleco filed a Request for Administrative Hearing with the LDEQ with regards to the CO/NOPP, because Cleco contends that there are several factual errors in the CO/NOPP.  The LDEQ has 30 days to grant or deny the hearing request.  At this time, Cleco is unable to determine what, if any, action the LDEQ will take with respect to the CO/NOPP.
For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Recent Accounting Standards
For a discussion of recent accounting standards, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Recent Accounting Standards” of this form 10-Q, which discussion is incorporated herein by reference.

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

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

assumptions.  Estimates and assumptions about future events and their effects cannot be made with certainty.  Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment.  Actual results may differ significantly from these estimates under different assumptions or conditions.  For a discussion of Cleco’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three months ended March 31, 2008, and March 31, 2007. The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2008 and the first quarter of 2007.  Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2008 and the first quarter of 2007, see “— Results of Operations — Comparison of the Three Months Ended March 31, 2008, and 2007 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.

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
Cleco uses SFAS No. 133 to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.
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

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

computed by assuming a 1% change in the current interest rate applicable to such debt.
As of March 31, 2008, Cleco had no long-term or short-term variable-rate debt.  However, at March 31, 2008, Cleco Power had borrowings of $110.0 million outstanding under its $275.0 million five-year credit facility at a weighted average cost of 4.12%.  The borrowing costs under the facility are equal to LIBOR plus 0.400%, including facility fees.  The existing borrowings have 30-day terms and various maturity dates.  If the amounts of the individual borrowings are renewed at maturity, rather than repaid, each 1% change in the average interest rates applicable to such debt would result in a change of approximately $1.1 million in Cleco's annual pre-tax earnings.

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities.  Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), regulatory compliance staff, as well as oversight by a risk management committee comprised of officers and the General Manager – Internal Audit, who are appointed by Cleco Corporation’s Board of Directors.  Risk limits are recommended by the Risk Management Committee and monitored through a daily risk report that identifies the current VaR, market conditions, and concentration of energy market transactions.
During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  At March 31, 2008, the positions had a mark-to-market value of $3.7 million, which is an increase of $1.7 million from the mark-to-market value of $2.0 million at December 31, 2007.  In addition, these positions resulted in a realized gain of $0.1 million for the three months ended March 31, 2008.  In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in the market value of open natural gas positions and ultimately in Cleco Power’s future earnings.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power has entered into positions to mitigate the volatility in customer fuel costs, as encouraged by an LPSC order.  In December 2004, Cleco Power implemented a fuel stabilization policy (which was filed with the LPSC and subsequently amended in June 2006) to target higher levels of minimum hedging percentages and mitigate the volatility in customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles.  Based on market prices at March 31, 2008, the net mark-to-market impact related to open natural gas positions was a gain of $59.5 million.  Deferred gains relating to closed natural gas positions at March 31, 2008, totaled $2.3 million.
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
Based on these assumptions, the VaR relating to the economic hedge transactions for the three months ended March 31, 2008, as well as the VaR at December 31, 2007, is summarized below:

	FOR THE THREE MONTHS ENDED MARCH 31, 2008			AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2008	2007
Cleco Power	$502.3	$167.3	$266.2	$471.8	$160.1

Cleco Power

Please refer to “— Risk Overview” above for a discussion of market risk inherent in Cleco Power’s market risk-sensitive instruments.
Cleco Power has entered into various fixed-rate debt obligations.  Please refer to “— Interest Rate Risks” above for a discussion of Cleco Power’s borrowing under its credit facility and how it monitors its mix of fixed-rate debt obligations and the manner of calculating changes in fair market value and interest expense of its debt obligations.
As of March 31, 2008, Cleco Power had no long-term or short-term variable-rate debt.  However, at March 31, 2008, Cleco Power had borrowings of $110.0 million outstanding under its $275.0 million five-year credit facility at a weighted average cost of 4.12%.  The borrowing costs under the facility are equal to LIBOR plus 0.400%, including facility fees.  The existing borrowings have 30-day terms and various maturity dates.  If the amounts of the individual borrowings are renewed at maturity, rather than repaid, each 1% change in the average interest rates applicable to such debt would result in change of approximately $1.1 million in Cleco Power’s annual pre-tax earnings.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

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
During the Registrants’ first fiscal quarter of 2008, there have been no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

CLECO

For information on legal proceedings affecting Cleco, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER

For information on legal proceedings affecting Cleco Power, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 1A.RISK FACTORS

Other than the change to the risk factor described below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report on Form 10-K”).  For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2007 Annual Report on Form 10-K.  The risk factor below should be read in conjunction with the risk factors disclosed in the 2007 Annual Report on Form 10-K.

Evangeline Tolling Agreement

Failure by Bear Stearns Companies Inc. or any successors or assignees to fulfill its guarantee obligations under the Evangeline Tolling Agreement could have a material adverse effect on Cleco’s results of operations, financial condition, and cash flows.
Bear Stearns Companies Inc. guarantees the payment obligations of Bear Energy LP under the Evangeline Tolling Agreement.  On March 16, 2008, after Bear Stearns Companies Inc. suffered significant liquidity deterioration, JPMorgan Chase & Co. announced it was acquiring Bear Stearns Companies Inc. Pending the completion of the acquisition of Bear Stearns Companies Inc., JPMorgan Chase & Co. is guaranteeing the obligations of Bear Stearns Companies Inc. and its subsidiaries, including obligations under the guarantee and the Evangeline Tolling Agreement, and is providing management oversight for Bear Stearns Companies Inc. operations.  This guarantee will continue to be in effect once the acquisition of Bear Stearns Companies Inc. is completed.  In the event the acquisition is not completed, the JPMorgan Chase & Co. guarantee also will likely be terminated.  If Bear Stearns Companies Inc. or any successor or assignee were to fail to perform its payment obligations, such failure could have a material adverse effect on Cleco Corporation’s results of operations, financial condition, and cash flows for the following reasons, among others:

▪
If such failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the outstanding principal amount ($173.0 million at March 31, 2008) and interest to be immediately due and payable, which could result in:

▪	Cleco’s seeking to refinance the bonds, the terms of which may be less favorable than existing terms;
▪	Cleco’s causing Evangeline to seek protection under federal bankruptcy laws; or
▪	the trustee of the bonds foreclosing on the mortgage and assuming ownership of the Evangeline plant;
▪	Cleco may not be able to enter into agreements in replacement of the Evangeline Tolling Agreement on terms as favorable as that agreement or at all;
▪	Cleco’s equity investment in Evangeline may be impaired, requiring a write-down to its fair market value, which could be substantial; and
▪	Cleco’s credit ratings could be downgraded, which would increase borrowing costs and limit sources of financing.

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

ITEM 6.EXHIBITS

CLECO CORPORATION
3.1	Bylaws of Cleco Corporation, Revised effective April 25, 2008
12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three- and twelve-month periods ended March 31, 2008, for Cleco Corporation

31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO POWER
4.1	Indenture dated as of March 6, 2008 (incorporated by reference to Exhibit 4.1 of Form 8-K (file no. 1-05663), filed March 6, 2008)
4.2	First Supplemental Indenture dated as of March 6, 2008 (incorporated by reference to Exhibit 4.2 of Form 8-K (file no. 1-05663), filed March 6, 2008)
10.1
Storm Recovery Property Sale Agreement dated as of March 6, 2008 between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC (incorporated by reference to Exhibit 10.1 of Form 8-K (file no. 1-05663), filed March 6, 2008)

10.2
Storm Recovery Property Servicing Agreement dated as of March 6, 2008 between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC (incorporated by reference to Exhibit 10.2 of Form 8-K (file no. 1-05663), filed March 6, 2008)

10.3
Administration Agreement dated as of March 6, 2008 between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC (incorporated by reference to Exhibit 10.3 of Form 8-K (file no. 1-05663), filed March 6, 2008)

12(b)	Computation of Ratios of Earnings to Fixed Charges for the three- and twelve-month periods ended March 31, 2008, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date:  May 6, 2008

CLECO CORPORATION
CLECO POWER	2008 1ST QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date:  May 6, 2008