Form 10-Q
period 2009-03-31
CLECO POWER LLC; CLECO CORP
filed 2009-05-06
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-Q

    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether Cleco Corporation is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
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
Large accelerated filer ☐           Accelerated filer ☐                  Non-accelerated filer ☒  (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒
Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at April 30, 2009

Cleco Corporation	Common Stock, $1.00 Par Value	60,401,529

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

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

APB	Accounting Principles Board
APB Opinion No. 10	Consolidated Financial Statements, Poolings of Interest, Convertible Debt and Debt Issued with Stock Warrants Installment Method of Accounting
APB Opinion No. 18	The Equity Method of Accounting for Investments in Common Stock
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation. Prior to February 1, 2007, Attala was a wholly owned subsidiary of Midstream.
Bear Energy	BE Louisiana LLC, an indirect wholly owned subsidiary of JPMorgan Chase & Co. In September 2008, BE Louisiana LLC was merged into JPMVEC.
Bear Stearns Companies Inc.	The parent company of Bear, Stearns & Co. Inc.
CES	Calpine Energy Services, L.P.
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Cleco Innovations LLC	A wholly owned subsidiary of Cleco Corporation
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
EITF	Emerging Issues Task Force of the FASB
EITF No. 08-5	Issuer’s Accounting for Liabilities Measured at Fair Value with a Third Party Credit Enhancement
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement
Capacity Sale and Tolling Agreement between Evangeline and BE Louisiana LLC (as successor to Williams Power Company, Inc. (formerly known as Williams Energy Marketing & Trading Company)) which expires in 2020.  In September 2008, BE Louisiana LLC was merged into JPMVEC.

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 39	Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105
FIN 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46R	Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
FIN 48	Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109
FSP	FASB Staff Position
FSP EITF No. 03-6-1	Determining Whether Instruments Granted in Shared Based Payment Transactions Are Participating Securities
FSP No. FAS 107-1 and APB 28-1	Interim Disclosures about Fair Value of Financial Instruments
FSP No. FAS 115-2 and FAS 124-2	Recognition and Presentation of Other-Than-Temporary Impairments
FSP No. FAS 132(R)-1	Employers’ Disclosures about Postretirement Benefit Plan Assets
FSP No. FAS 141(R)-1	Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies
FSP No. FAS 142-3	Determining the Useful Life of Intangible Assets
FSP No. FAS 157-2	Effective date of FASB Statement No. 157
FSP No. FAS 157-4	Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
FSP No. FIN 39-1	Amendment of FASB Interpretation No. 39
GAAP	Generally Accepted Accounting Principles in the United States

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection Agreement and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
JPMVEC	J.P. Morgan Ventures Energy Corporation. In September 2008, Bear Energy was merged into JPMVEC.
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
Not meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%.
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyls
Perryville
Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation.  Prior to February 1, 2007, Perryville was a wholly owned subsidiary of Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream.

Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 3	A 600-MW solid-fuel generating unit under construction by Cleco Power at its existing Rodemacher plant site in Boyce, Louisiana
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 5	Accounting for Contingencies
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 107	Disclosures about Fair Value of Financial Instruments
SFAS No. 109	Accounting for Income Taxes
SFAS No. 123(R)	Share-Based Payment
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 132(R)	Employers’ Disclosures about Postretirement Benefit Plan Assets
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 141(R)	Business Combinations
SFAS No. 142	Goodwill and Other Intangible Assets
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 157	Fair Value Measurements
SFAS No. 161	Disclosures about Derivative Instruments and Hedging Activities
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
Williams	Williams Power Company, Inc.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results.  All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements, including, without limitation, statements regarding the construction, timing, and cost of Rodemacher Unit 3; timing and outcome of Cleco Power’s proposed new rate plan; JPMVEC’s performance under the Evangeline Tolling Agreement; future capital expenditures; projections; business strategies; goals; competitive strengths; market and industry developments; development and operation of facilities; future environmental regulations and remediation liabilities; and the anticipated outcome of various regulatory and legal proceedings.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

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

▪
Regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, recovery of storm restoration costs; the frequency and timing of rate increases or decreases, the results of periodic fuel audits, the results of the IRP and RFP processes, the formation of the RTOs and the ICTs, and the compliance with the ERO reliability standards for bulk power systems by Cleco Power, Acadia, and Evangeline;

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

▪	Acts of terrorism;

▪	Availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries;

▪	Uncertain tax positions;

▪	Employee work force factors, including work stoppages and changes in key executives;

▪
Legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects, including Rodemacher Unit 3 and the joint project to upgrade the Acadiana Load Pocket transmission system;

▪	Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters;

▪	Changes in federal, state, or local laws, and changes in tax laws or rates, regulating policies or environmental laws and regulations; and

▪	Ability of Cleco Power to recover, from its retail customers, the costs of compliance with environmental laws and regulations.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

For additional discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Corporation
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Corporation’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2009	2008
Operating revenue
Electric operations	$202,865	$209,881
Other operations	7,109	10,064
Affiliate revenue	2,962	2,606
Operating revenue	212,936	222,551
Operating expenses
Fuel used for electric generation	88,303	45,536
Power purchased for utility customers	45,718	89,794
Other operations	24,951	22,275
Maintenance	10,559	10,113
Depreciation	19,134	19,547
Taxes other than income taxes	7,033	8,831
Gain on sales of assets	-	(99)
Total operating expenses	195,698	195,997
Operating income	17,238	26,554
Interest income	411	1,617
Allowance for other funds used during construction	16,991	13,683
Equity loss from investees	(11,751)	(4,574)
Other income	1,285	66
Other expense	(1,095)	(669)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount, net of capitalized interest	21,316	14,121
Allowance for borrowed funds used during construction	(6,213)	(4,577)
Total interest charges	15,103	9,544
Income before income taxes	7,976	27,133
Federal and state income tax expense	1,326	5,061
Net income	6,650	22,072
Preferred dividends requirements, net of tax	12	12
Net income applicable to common stock	$6,638	$22,060
Average shares of common stock outstanding
Basic	60,097,929	59,907,896
Diluted	60,366,170	60,083,024
Basic earnings per share
From continuing operations	$0.11	$0.37
Net income applicable to common stock	$0.11	$0.37
Diluted earnings per share
From continuing operations	$0.11	$0.37
Net income applicable to common stock	$0.11	$0.37
Cash dividends paid per share of common stock	$0.225	$0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2009	2008
Net income	$6,650	$22,072
Other comprehensive income (loss), net of tax:
Net unrealized loss from available-for-sale securities (net of tax benefit of $9 in 2008)	-	(14)
Amortization of post-retirement benefit net losses (net of tax benefit of $14 in 2009 and $7 in 2008)	1	(4)
Other comprehensive income (loss)	1	(18)
Comprehensive income, net of tax	$6,651	$22,054
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MARCH 31, 2009	AT DECEMBER 31, 2008
Assets
Current assets
Cash and cash equivalents	$85,956	$97,483
Restricted cash	30,500	62,311
Customer accounts receivable (less allowance for doubtful accounts of $1,931 in 2009 and $1,632 in 2008)	29,968	40,677
Accounts receivable – affiliate	1,112	3,428
Other accounts receivable	28,358	34,209
Taxes receivable	19,675	13,663
Unbilled revenue	14,854	19,713
Fuel inventory, at average cost	60,185	57,221
Material and supplies inventory, at average cost	38,406	37,547
Risk management assets	5,643	368
Accumulated deferred fuel	61,446	69,154
Cash surrender value of company-/trust-owned life insurance policies	22,854	22,934
Prepayments	2,463	3,751
Regulatory assets - other	2,553	2,553
Other current assets	1,027	1,367
Total current assets	405,000	466,379
Property, plant and equipment
Property, plant and equipment	2,054,054	2,015,269
Accumulated depreciation	(960,183)	(948,581)
Net property, plant and equipment	1,093,871	1,066,688
Construction work in progress	1,020,857	978,598
Total property, plant and equipment, net	2,114,728	2,045,286
Equity investment in investees	244,619	249,144
Prepayments	5,667	6,067
Restricted cash	44,492	40,671
Regulatory assets and liabilities – deferred taxes, net	189,701	174,804
Regulatory assets – other	159,260	158,206
Intangible asset	165,195	167,826
Other deferred charges	35,265	32,821
Total assets	$3,363,927	$3,341,204
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT MARCH 31, 2009	AT DECEMBER 31, 2008
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$61,087	$63,546
Accounts payable	63,265	117,337
Retainage	8	12,734
Accounts payable – affiliate	2,554	8,229
Customer deposits	27,864	27,155
Interest accrued	17,472	16,787
Accumulated current deferred taxes, net	64,681	64,838
Risk management liability, net	30,431	30,109
Regulatory liabilities - other	261	392
Deferred compensation	5,157	5,118
Other current liabilities	11,360	14,588
Total current liabilities	284,140	360,833
Deferred credits
Accumulated deferred federal and state income taxes, net	373,659	373,825
Accumulated deferred investment tax credits	10,953	11,286
Postretirement benefit obligations	154,001	155,910
Regulatory liabilities - other	101,227	85,496
Restricted storm reserve	27,486	27,411
Uncertain tax positions	74,860	76,124
Other deferred credits	96,120	82,635
Total deferred credits	838,306	812,687
Long-term debt, net	1,186,220	1,106,819
Total liabilities	2,308,666	2,280,339
Commitments and Contingencies (Note 10)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 10,288 shares at March 31, 2009 and December 31, 2008, respectively	1,029	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,189,654 and 60,066,345 shares and outstanding 60,167,322 and 60,042,514 shares at March 31, 2009 and December 31, 2008, respectively	60,190	60,066
Premium on common stock	395,747	394,517
Retained earnings	608,525	615,514
Treasury stock, at cost, 22,332 and 23,831 shares at March 31, 2009 and December 31, 2008, respectively	(398)	(428)
Accumulated other comprehensive loss	(9,832)	(9,833)
Total common shareholders’ equity	1,054,232	1,059,836
Total shareholders’ equity	1,055,261	1,060,865
Total liabilities and shareholders’ equity	$3,363,927	$3,341,204
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2009	2008
Operating activities
Net income	$6,650	$22,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,683	20,160
Gain on sale of assets	-	(99)
Provision for doubtful accounts	726	680
Loss from equity investments	11,751	4,574
Unearned compensation expense	1,655	448
Allowance for other funds used during construction	(16,991)	(13,683)
Amortization of investment tax credits	(333)	(345)
Net deferred income taxes	(10,480)	(10,563)
Deferred fuel costs	24,151	(9,471)
Loss (gain) on economic hedges	1,144	(1,770)
Cash surrender value of company-/trust-owned life insurance	484	227
Changes in assets and liabilities:
Accounts receivable	14,113	(4,654)
Accounts and notes receivable, affiliate	2,316	1,781
Unbilled revenue	4,859	1,193
Fuel, materials and supplies inventory	(3,823)	(2,632)
Prepayments	1,687	1,301
Accounts payable	(50,319)	(15,804)
Accounts and notes payable, affiliate	(5,965)	809
Customer deposits	1,833	1,262
Post retirement benefit obligation	(1,909)	(662)
Regulatory assets and liabilities, net	14,451	12,030
Other deferred accounts	(8,313)	12,278
Retainage payable	(12,725)	5,120
Taxes accrued	(5,974)	9,215
Interest accrued	685	(9,378)
Risk management assets and liabilities, net	(20,992)	5,506
Other operating	(2,906)	(278)
Net cash (used in) provided by operating activities	(22,542)	29,317
Investing activities
Additions to property, plant and equipment	(66,468)	(107,187)
Allowance for other funds used during construction	16,991	13,683
Proceeds from sale of property, plant and equipment	130	140
Equity investment in investees	(10,794)	-
Premiums paid on company-/trust-owned life insurance	(405)	(514)
Settlements received from insurance policies	-	941
Transfer of cash from (to) restricted accounts	27,989	(43,200)
Other investing	-	632
Net cash used in investing activities	(32,557)	(135,505)
Financing activities
Retirement of long-term obligations	(8,501)	(140,178)
Issuance of long-term debt	65,000	240,434
Deferred financing costs	-	(745)
Dividends paid on preferred stock	(12)	(12)
Dividends paid on common stock	(13,538)	(13,501)
Other financing	623	111
Net cash provided by financing activities	43,572	86,109
Net decrease in cash and cash equivalents	(11,527)	(20,079)
Cash and cash equivalents at beginning of period	97,483	129,013
Cash and cash equivalents at end of period	$85,956	$108,934
Supplementary cash flow information
Interest paid (net of amount capitalized)	$16,295	$10,362
Income taxes paid	$7,018	$12,059
Supplementary non-cash investing and financing activities
Issuance of treasury stock – LTICP	$30	$25
Issuance of common stock – LTICP/ESPP	$71	$53
Accrued additions to property, plant and equipment not reported above	$12,082	$28,186
Incurrence of capital lease obligation - barges	$22,050	$-
Repayment of capital lease obligation - barges	$(245)	$-
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Power
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2009	2008
Operating revenue
Electric operations	$202,865	$209,881
Other operations	7,086	10,061
Affiliate revenue	348	508
Operating revenue	210,299	220,450
Operating expenses
Fuel used for electric generation	88,303	45,536
Power purchased for utility customers	45,718	89,794
Other operations	23,420	20,915
Maintenance	9,428	9,193
Depreciation	18,845	19,214
Taxes other than income taxes	7,709	7,813
Total operating expenses	193,423	192,465
Operating income	16,876	27,985
Interest income	403	577
Allowance for other funds used during construction	16,991	13,683
Other income	1,287	101
Other expense	(1,603)	(345)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount	21,349	12,012
Allowance for borrowed funds used during construction	(6,213)	(4,577)
Total interest charges	15,136	7,435
Income before income taxes	18,818	34,566
Federal and state income taxes	3,800	6,958
Net income	$15,018	$27,608
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MARCH 31, 2009	AT DECEMBER 31, 2008
Assets
Utility plant and equipment
Property, plant and equipment	$2,037,896	$1,999,119
Accumulated depreciation	(948,881)	(937,568)
Net property, plant and equipment	1,089,015	1,061,551
Construction work in progress	1,019,464	977,377
Total utility plant, net	2,108,479	2,038,928
Current assets
Cash and cash equivalents	77,109	91,542
Restricted cash	30,500	62,311
Customer accounts receivable (less allowance for doubtful accounts of $1,931 in 2009 and $1,632 in 2008)	29,968	40,677
Other accounts receivable	27,312	34,130
Taxes receivable	-	5,992
Accounts receivable – affiliate	1,733	2,059
Unbilled revenue	14,854	19,713
Fuel inventory, at average cost	60,185	57,221
Material and supplies inventory, at average cost	38,406	37,547
Risk management assets	5,643	368
Prepayments	2,036	3,099
Regulatory assets – other	2,553	2,553
Accumulated deferred fuel	61,446	69,154
Cash surrender value of life insurance policies	5,672	5,563
Other current assets	660	1,144
Total current assets	358,077	433,073
Prepayments	5,667	6,067
Restricted cash, less current portion	44,396	40,574
Regulatory assets and liabilities – deferred taxes, net	189,701	174,804
Regulatory assets – other	159,260	158,206
Intangible asset	165,195	167,826
Other deferred charges	24,178	22,119
Total assets	$3,054,953	$3,041,597
Liabilities and member’s equity
Member’s equity	$944,106	$929,178
Long-term debt, net	1,091,220	1,076,819
Total capitalization	2,035,326	2,005,997
Current liabilities
Long-term debt due within one year	61,087	63,546
Accounts payable	61,163	109,450
Accounts payable – affiliate	5,346	7,536
Retainage	8	12,734
Customer deposits	27,864	27,155
Taxes accrued	33,197	-
Interest accrued	17,818	16,762
Accumulated deferred taxes, net	65,936	67,233
Risk management liability, net	30,431	30,109
Regulatory liabilities - other	261	392
Other current liabilities	9,055	10,200
Total current liabilities	312,166	345,117
Deferred credits
Accumulated deferred federal and state income taxes, net	335,546	337,148
Accumulated deferred investment tax credits	10,953	11,286
Postretirement benefit obligations	125,736	128,373
Regulatory liabilities - other	101,227	85,496
Restricted storm reserve	27,486	27,411
Uncertain tax positions	53,448	54,306
Other deferred credits	53,065	46,463
Total deferred credits	707,461	690,483
Total liabilities and member’s equity	$3,054,953	$3,041,597
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2009	2008
Operating activities
Net income	$15,018	$27,608
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,840	19,684
Provision for doubtful accounts	726	675
Unearned compensation expense	358	70
Allowance for other funds used during construction	(16,991)	(13,683)
Amortization of investment tax credits	(333)	(345)
Net deferred income taxes	(12,595)	(10,365)
Deferred fuel costs	24,151	(9,471)
Loss (gain) on economic hedges	1,144	(1,770)
Cash surrender value of company-owned life insurance	(109)	(107)
Changes in assets and liabilities:
Accounts receivable	15,080	(4,770)
Accounts and notes receivable, affiliate	447	14,782
Unbilled revenue	4,859	1,193
Fuel, materials and supplies inventory	(3,823)	(2,632)
Prepayments	1,461	1,053
Accounts payable	(44,605)	(12,547)
Accounts and notes payable, affiliate	(2,349)	(8,397)
Customer deposits	1,833	1,262
Post retirement benefit obligations	(2,637)	(233)
Regulatory assets and liabilities, net	14,451	11,601
Other deferred accounts	(8,574)	8,321
Retainage payable	(12,725)	5,120
Taxes accrued	39,189	8,617
Interest accrued	1,055	(7,899)
Risk management assets and liabilities, net	(20,992)	5,506
Other operating	(633)	(582)
Net cash provided by operating activities	15,246	32,691
Investing activities
Additions to property, plant and equipment	(66,289)	(107,061)
Allowance for other funds used during construction	16,991	13,683
Proceeds from sale of property, plant and equipment	130	140
Premiums paid on company-owned life insurance	-	(309)
Transfer of cash from (to) restricted accounts	27,989	(43,199)
Other investing	1	-
Net cash used in investing activities	(21,178)	(136,746)
Financing activities
Retirement of long-term obligations	(8,501)	(140,178)
Issuance of long-term debt	-	240,434
Deferred financing costs	-	(745)
Net cash (used in) provided by financing activities	(8,501)	99,511
Net decrease in cash and cash equivalents	(14,433)	(4,544)
Cash and cash equivalents at beginning of period	91,542	11,944
Cash and cash equivalents at end of period	$77,109	$7,400
Supplementary cash flow information
Interest paid (net of amount capitalized)	$16,055	$10,361
Income taxes paid	$7,000	$-
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment not reported above	$12,082	$28,186
Incurrence of capital lease obligation – barges	$22,050	$-
Repayment of capital lease obligation – barges	$(245)	$-
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Equity Investment in Investees	Cleco Corporation
Note 10	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 11	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 12	Intangible Asset	Cleco Corporation and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
Cleco has adopted the provisions of FIN 46R on its scheduled effective dates. Cleco has determined that it is not the primary beneficiary of Evangeline, Perryville, Attala, and Acadia.  Cleco determined it was not the primary beneficiary by examining all interests that could absorb expected losses and expected gains.  This examination used assumptions about the expected rate of inflation, changes in the market price of natural gas as compared to the market price of electricity, length of contracts, variability of revenue stream as compared to variability of expenses, and maximum exposure to loss.  These are considered variable interest entities.  In accordance with FIN 46R, Cleco reports its investment in these entities on the equity method of accounting.  As a result, the assets and liabilities of these entities are represented by one line item corresponding to Cleco’s equity investment in these entities.  The pre-tax results of operations of these entities are reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income.  For additional information on the operations of these entities, see Note 9 — “Equity Investment in Investees.”

Basis of Presentation
The condensed consolidated financial statements of Cleco Corporation and Cleco Power have been prepared pursuant to the rules and regulations of the SEC.  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, Cleco believes that the disclosures are adequate to make the information presented not misleading.
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

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At March 31, 2009, and December 31, 2008, $75.0 million and $103.0 million of cash, respectively, were restricted.  At March 31, 2009, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $6.3 million held in escrow for the construction of Cleco Power’s solid waste disposal facilities at Rodemacher Unit 3, $37.0 million reserved at Cleco Power for GO Zone project costs, $27.6 million reserved at Cleco Power for future storm restoration costs, and $4.0 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest and principal on storm recovery bonds.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values.  Certain assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or issuance.  Beginning with reporting periods ending after January 1, 2008, Cleco and Cleco Power are required to disclose the fair value of financial assets and liabilities by one of three levels.  For more information about fair value levels, see Note 4 — “Fair Value Accounting.”

Risk Management
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas on different energy exchanges.  Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas.  Cleco uses SFAS No. 133 to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power has entered into certain financial transactions it considers economic hedges to mitigate the risk associated with the fixed-price power to be provided to a wholesale customer through December 2010.  The economic hedges cover approximately 94% of the estimated daily peak-hour power sales to the wholesale customer.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  For the three months ended March 31, 2009, there was a net mark-to-market loss of $1.2 million and a realized loss of $0.3 million, recorded in other operations revenue related to these economic hedge transactions.  For the same period in 2008, Cleco Power had a net mark-to-market gain of $1.8 million and realized gains of $0.1 million.  Cleco Power could experience realized losses in future periods as natural gas or power is purchased to meet its contractual obligations.
Cleco Power has entered into other positions to mitigate the volatility in customer fuel costs.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of risk management assets or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.  Based on market prices at March 31, 2009, and December 31, 2008, the net mark-to-market impact relating to these positions were losses of $72.7 million and $57.4 million, respectively.  The increased loss is due to lower gas prices at March 31, 2009, compared to December 31, 2008.  Deferred losses relating to closed natural gas positions at March 31, 2009 and December 31, 2008, totaled $6.8 million and $6.4 million, respectively.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options and swap contracts.  These contracts/positions are used to mitigate the risks associated with the fixed-price power sales and volatility in customer fuel costs noted above.  At March 31, 2009, and December 31, 2008, Cleco Power had deposited collateral of $33.0 million and $16.5 million, respectively, to cover margin requirements relating to open natural gas futures, options, and swap positions.
Cleco and Cleco Power maintain a master netting agreement policy and monitor credit risk exposure through review of counterparty credit quality, counterparty credit exposure, and counterparty concentration levels.  Cleco manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and by requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary.  Cleco Power has agreements in place with various counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk for transactions entered into for risk management purposes.
For more information on accounting for derivatives, see Note 4 — “Fair Value Accounting.”

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

				FOR THE THREE MONTHS ENDED MARCH 31,
			2009			2008
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$6,650			$22,072
Deduct: non-participating stock dividends (4.5% preferred stock)	12			12
Basic earnings per share
Income from continuing operations	$6,638		$0.11	$22,060		$0.37
Total basic net income applicable to common stock	$6,638	60,097,929	$0.11	$22,060	59,907,896	$0.37
Effect of Dilutive Securities
Add: stock option grants		31,062			61,527
Add: restricted stock (LTICP)		237,179			113,601
Diluted earnings per share
Income from continuing operations plus assumed conversions	$6,638		$0.11	$22,060		$0.37
Total diluted net income applicable to common stock	$6,638	60,366,170	$0.11	$22,060	60,083,024	$0.37

During the first quarter of 2009, Cleco implemented FSP EITF No. 03-6-1 in connection with calculating basic earnings per share.  For additional information on Cleco’s implementation of FSP EITF No. 03-6-1, see Note 2 — “Recent Accounting Standards.”
Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price.  There were no stock option grants excluded from the computation of diluted earnings per share for the three months ended March 31, 2008, due to the average market price being higher than the exercise prices of the stock options.  Stock option grants excluded from the computation for the three months ended March 31, 2009 are presented in the table below.

	FOR THE THREE MONTHS ENDED MARCH 31, 2009
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$22.25 - $24.25	$21.97	149,034

Employee Stock Purchase Plan
In July 2000, Cleco Corporation’s Board of Directors ratified the adoption of a procedure providing for the automatic reinvestment of dividends (the “DRIP Feature”) received with respect to the stock held by participants in the ESPP.  At that time, the Board of Directors reserved 20,000 shares of common stock (40,000 after giving effect for a 2-for-1 stock split) for issuance pursuant to the DRIP Feature.  In January 2009, the Board of Directors approved and authorized an additional 50,000 shares of common stock to be reserved for issuance under the DRIP Feature of the ESPP.

Stock-Based Compensation
At March 31, 2009, Cleco had one share-based compensation plan:  the LTICP.  Options or restricted shares of stock, known as non-vested stock as defined by SFAS No. 123(R), common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
On January 30, 2009, Cleco granted 97,149 shares of non-vested stock and 74,253 common stock equivalent units to certain officers, key employees and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2009	2008	2009	2008
Equity classification
Non-vested stock	$575	$359	$159	$64
Stock options	13	14	-	-
Total	$588	$373	$159	$64
Liability classification
Common stock equivalent units	$963	$(10)	$415	$6
Total	$963	$(10)	$415	$6
Total pre-tax compensation expense	$1,551	$363	$574	$70
Tax benefit (excluding income tax gross-up)	$597	$223	$221	$43

Note 2 — Recent Accounting Standards

The Registrants adopted, or will adopt, the recent accounting standards listed below on their respective effective dates.
In April 2008, FASB issued FSP No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This FSP amends SFAS No. 142 to allow an entity’s own experience in renewing arrangements or to use market assumptions about renewal in determining the useful life of a recognized intangible asset.  This FSP also requires additional disclosure about the renewal costs.  FSP No. FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The adoption of FSP No. FAS 142-3 did not have an impact on the financial condition or results of operations of the Registrants.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

In June 2008, FASB issued FSP EITF No. 03-6-1 which gives guidance on determining whether non-vested instruments issued in share-based payment transactions are participating securities when calculating earnings per share.  This FSP states that non-vested share-based instruments that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method.  This FSP is effective for fiscal years and interim periods beginning after December 15, 2008.  Earnings per share for prior periods presented are required to be adjusted retrospectively to conform to this FSP.  Early adoption of this FSP is prohibited.  The implementation of this FSP did not have an impact on the financial condition or results of operations of the Registrants.
In September 2008, FASB ratified EITF No. 08-5 which provides guidance on issuer’s accounting and disclosure at fair value for liabilities that contain inseparable third-party credit enhancements.  The EITF requires issuers of liabilities to exclude the third-party credit enhancement when calculating the fair value of the liability for both recognition and disclosure purposes.  Also, proceeds received by the issuer for liabilities within the scope of the EITF represent consideration for both the liability and the credit enhancement and shall be allocated to both the liability and the premium for the credit enhancement.  The provisions of this EITF are effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  Earlier application is permitted.  The implementation of this FSP did not have an impact on the financial condition or results of operations of the Registrants.
In December 2008, FASB announced the implementation of the FASB Accounting Standards Codification which will become the single source of authoritative nongovernmental GAAP and will supersede existing FASB, AICPA, EITF and related literature.  The thousands of GAAP pronouncements will be reorganized into roughly 90 accounting topics which will be displayed in a consistent format.  The Codification structure is expected to be effective after June 30, 2009.
In December 2008, FASB issued FSP No. FAS 132(R)-1 which amends SFAS No. 132(R) which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This FSP also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  This FSP is effective for the first fiscal year ending after December 15, 2009.  Since the adoption of this FSP is only a change in disclosure, the adoption of the FSP will not have any effect on the financial condition or results of operations of the Registrants.
In February 2009, the SEC issued its final rules requiring public companies to provide the SEC with supplemental financial information in interactive data format using eXtensible Business Reporting Language, or XBRL.  The information will be provided as an exhibit to the related SEC filing.  This requirement will be phased in over a three-year period, beginning as early as the fiscal period ending on or after June 15, 2009.
On April 9, 2009, FASB issued FSP No. FAS 115-2 and FAS 124-2 which amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  If the fair value of a debt security is less than its amortized value, this FSP requires companies to asses whether the impairment is recognized depending on a combination of its intent to sell the security and its ability to hold the security until recovery of its amortized cost basis.  If an entity intends to sell the debt security or it is more likely than not the entity will be required to sell the security, an other than temporary impairment is considered to have occurred and an impairment expense equal to the difference between fair market value and amortized costs should be recognized.  If an entity does not intend to sell the security and it is not more likely than not the entity will be required to sell the security, then the entity will only recognize the credit loss as an expense.  The amount of loss relating to other factors will be recognized as a reduction in other comprehensive income.  This FSP also includes guidance on calculating credit loss and additional disclosures. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Management is currently evaluating the impact this FSP will have on the financial condition and results of operations of the Registrants.
On April 9, 2009, FASB issued FSP No. FAS 157-4 which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP applies to all assets and liabilities within the scope of SFAS No. 157. When weighing indications of fair value resulting from the use of multiple valuation techniques, a reporting entity shall consider the reasonableness of the range of fair value estimates.  The objective is to determine the point within that range that is most representative of fair value under current market conditions. A reporting entity shall evaluate the circumstances to determine whether the transaction is orderly based on the weight of the evidence.  In its determinations, a reporting entity need not undertake all possible efforts, but shall not ignore information that is available without undue cost and effort.  A reporting entity would be expected to have sufficient information to conclude whether a transaction is orderly when it is party to the transaction. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  Management is currently

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

evaluating the impact this FSP will have on the financial condition and results of operations of the Registrants.
On February 12, 2008, FASB issued FSP No. FAS 157-2 defers the effective date of SFAS No. 157 by one year for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of SFAS No. 157 and the related FSPs did not have a material impact on the financial condition or results of operations of the Registrants.
On April 9, 2009, FASB issued FSP No. FAS 107-1 and APB 28-1 which require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. This FSP applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies.  A publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  This FSP shall be effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt this FSP only if it also elects to early adopt FSP No. FAS 157-4, FSP No. FAS 115-2 and FAS 124-2.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  Since the adoption of this FSP is only a change in disclosure, the adoption of the FSP will not have any effect on the financial condition or results of operation of the Registrants.
On April 1, 2009, FASB issued FSP No. FAS 141(R)-1 which amends and clarifies SFAS No. 141(R) to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5 if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141(R). An acquirer shall develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies depending on their nature.  An acquirer shall disclose information that enables users of its financial statements to evaluate the nature and financial effects of a business combination that occurs either during the current reporting period or after the reporting period but before the financial statements are issued.  This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this FSP had no impact on the financial condition or results of operations of the Registrants.

Note 3 — Regulatory Assets and Liabilities

Cleco Power follows SFAS No. 71, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
The following chart summarizes Cleco Power’s regulatory assets and liabilities at March 31, 2009, and December 31, 2008:

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Regulatory assets and liabilities – deferred taxes, net	$189,701	$174,804
Deferred mining costs	$26,127	$26,811
Deferred interest costs	7,685	7,779
Deferred asset removal costs	671	658
Deferred postretirement plan costs	111,732	112,213
Deferred tree trimming costs	7,432	5,915
Deferred training costs	2,955	2,520
Deferred storm surcredit, net	5,211	4,863
Total regulatory assets – other	$161,813	$160,759
Deferred fuel transportation revenue	$(261)	$(392)
Deferred construction carrying costs	(101,227)	(85,496)
Regulatory liabilities - other	$(101,488)	$(85,888)
Deferred fuel and purchased power	61,446	69,154
Total regulatory assets and liabilities, net	$311,472	$318,829

Deferred Taxes
Cleco Power has recorded a net regulatory asset related to deferred income taxes in accordance with SFAS No. 109.  The regulatory asset or liability is recorded under SFAS No. 71 and represents the effect of tax benefits or detriments that must be flowed through to customers as they are received or paid.  For the most part, the recovery periods for regulatory assets and liabilities are based on assets’ lives, which are typically 30 years or greater.  The amounts deferred are attributable to differences between book and tax recovery periods.  At March 31, 2009, Cleco Power had regulatory assets and liabilities – deferred taxes, net of $189.7 million.  The $14.9 million increase is primarily the result of the collection and deferral of carrying costs for Cleco Power’s construction of Rodemacher Unit 3.

Deferred Tree Trimming Costs
In January 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset which is being charged with actual expenditures at Cleco Power’s grossed-up rate of return for costs incurred to trim, cut, or remove trees that were damaged by Hurricanes Katrina and Rita, but were not addressed as part of the restoration efforts. The amount of expenditures subject to deferral as a regulatory asset was limited to $12.0 million by the LPSC.  Recovery of these expenditures was requested as part of Cleco Power’s base rate application filed on July 14, 2008.  At March 31, 2009, Cleco Power had deferred $7.4 million in tree trimming expenditures.

Deferred Training Costs
In February 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset which is being charged with training costs associated with existing processes and

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

technology for new employees at Rodemacher Unit 3.  Normally these types of training costs would be expensed as incurred; however, this LPSC order allows Cleco Power to defer the training costs and seek recovery in rates when Rodemacher Unit 3 goes into service.  At March 31, 2009, Cleco Power had deferred $3.0 million of Rodemacher Unit 3 training costs.

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
As a result of the settlement with the LPSC, Cleco Power was required to implement a surcredit when funds were withdrawn from the restricted storm reserve.  In October 2008, Cleco Power withdrew funds from the restricted storm reserve to pay for damage caused by Hurricanes Gustav and Ike resulting in the establishment of a surcredit.  However, rather than refunding this amount, Cleco Power requested and received approval from the LPSC to replenish the restricted storm reserve.  At March 31, 2009, Cleco Power had $5.2 million in deferred storm surcredit, net.

Deferred Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit.  In any calendar year during the construction period, the amount collected from customers is not to exceed 6.5% of Cleco Power’s projected retail revenues.  Cleco Power began collection of the carrying costs in May 2006.  For the three-month periods ended March 31, 2009, and 2008, Cleco Power collected $15.7 million and $11.8 million, respectively.  A regulatory liability was established for the carrying costs due to the terms of the LPSC order which requires Cleco Power, as part of its base rate application to recover Rodemacher Unit 3 ownership costs, to submit a plan to return to customers the carrying costs over a shorter period than the life of the Rodemacher Unit 3 asset.

Deferred Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  For the three months ended March 31, 2009, approximately 97% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.  Deferred fuel and purchased power costs recorded at March 31, 2009, and December 31, 2008, were under-recoveries of $61.4 million and $69.2 million, respectively, and are scheduled to be collected from customers in future months.  The $7.8 million decrease in the unrecovered funds was primarily the result of the collection of $23.5 million in additional fuel and purchased power costs.  The decrease was partially offset by a $15.3 million decrease in the market value of open natural gas hedge positions and a $0.4 million loss on closed natural gas hedge positions, both due to a decrease in natural gas prices since December 31, 2008.
For additional information on Cleco Power’s treatment of natural gas hedges, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”

Note 4 — Fair Value Accounting

SFAS No. 157
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

▪	Level 3 – unobservable inputs based upon the entities’ own assumptions.

The tables below disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis and within the scope of SFAS No. 157.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MARCH 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Derivatives	$-	$-	$-	$-	$3,687	$-	$3,687	$-
Institutional money market funds	157,665	-	157,665	-	204,789	-	204,789	-
Total	$157,665	$-	$157,665	$-	$208,476	$-	$208,476	$-

CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MARCH 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Derivatives	$74,042	$21,196	$52,846	$-	$61,295	$13,757	$47,538	$-

CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MARCH 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Derivatives	$-	$-	$-	$-	$3,687	$-	$3,687	$-
Institutional money market funds	149,265	-	149,265	-	198,989	-	198,989	-
Total	$149,265	$-	$149,265	$-	$202,676	$-	$202,676	$-

CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MARCH 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Derivatives	$74,042	$21,196	$52,846	$-	$61,295	$13,757	$47,538	$-

The derivative assets and liabilities are classified as either current or non-current depending on when the positions close.  All derivative current assets and current liabilities are reported as a net current risk management asset or liability.  All derivative non-current assets and non-current liabilities are reported net in other deferred charges or other deferred credits.  Net presentation is appropriate due to the right of offset included in the master netting agreements.  In accordance with FSP No. FIN 39-1, the net current and net non-current derivative positions are netted with the applicable margin deposits.  At March 31, 2009, a net current risk management asset of $5.6 million represented current deferred options.  At March 31, 2009, a net current risk management liability of $30.4 million represented the current derivative positions of $57.8 million reduced by current margin deposits of $27.4 million.  The non-current liability derivative positions of $16.3 million, reduced by non-current margin deposits of $5.6 million were recorded in other deferred charges.  The $157.7 million in institutional money market funds was reported on the Cleco Consolidated balance sheet in cash and cash equivalents, current restricted cash, and non-current restricted cash in the amounts of $82.8 million, $30.5 million, and $44.4 million, respectively.  At Cleco Power, cash and cash equivalents, current restricted cash, and restricted non-current cash contained $74.4 million, $30.5 million, and $44.4 million, respectively.
Cleco utilizes different valuation techniques for fair value calculations.  In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies by the appropriate number of instruments held.  Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities.  The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return.  For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach.  These techniques have been applied consistently from fiscal period to fiscal period.  Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Cleco had no level three assets or liabilities at March 31, 2009.

SFAS No. 161
SFAS No. 161 became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 requires enhanced disclosures about a company’s derivative activities and how the related hedged items affect a company’s financial

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

position, financial performance and cash flows. To meet the disclosure requirements, SFAS No. 161 requires qualitative disclosures about Cleco’s fair value amounts of gains and losses associated with derivative instruments, as well as disclosures about credit-risk-related contingent features in derivative agreements. Cleco elected to report such activities for the period ended March 31, 2009.
The following table presents the fair values of derivative instruments and their respective line item as recorded on the balance sheet at March 31, 2009:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) AT MARCH 31, 2009	BALANCE SHEET LINE ITEM	FAIR VALUE
Commodity contracts
Economic hedges:
Current	Risk management liability, net	$ 1,159
Long-term	Other deferred credits	222
Fuel cost hedges:
Current	Risk management liability, net	56,625
Long-term	Other deferred credits	16,036
Total		$ 74,042

The following table presents the effect of derivatives not designated as hedging instruments on net income for the three months ended March 31, 2009:

(THOUSANDS) THREE MONTHS ENDED MARCH 31, 2009	LOSS IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
Economic hedges	Energy hedging, net	$ 1,491(1)
Fuel cost hedges(2)	Fuel used for electric generation	42,213
Total		$ 43,704
(1)In 2009, Cleco recognized $1.2 million of mark-to-market losses related to economic hedges.
(2)In accordance with SFAS No. 71, an additional $72.7 million of unrealized losses and $6.8 million of deferred losses associated with fuel cost hedges are reported in Accumulated Deferred Fuel on the balance sheet.  As gains and losses are realized in future periods, they will be recorded as Fuel Used for Electric Generation on the Income Statement.  For more information, see Note 3 — Regulatory Assets and Liabilities — Deferred Fuel and Purchased Power Costs.

At March 31, 2009, Cleco had 2,345 MMBtus of natural gas fuel cost hedge contracts, which is approximately 30% of the natural gas requirements for a two-year period.  Cleco had an additional 86 MMBtus hedged through 2010, resulting from economic hedges, which is approximately 94% of the estimated daily peak-hour sales to a wholesale customer.

Note 5 — Debt

Long-term Debt
Cleco had no short-term debt outstanding at March 31, 2009 or December 31, 2008.  At March 31, 2009, Cleco’s long-term debt outstanding was $1.2 billion, of which $61.1 million was due within one year, compared to $1.2 billion outstanding at December 31, 2008, which included $63.5 million due within one year.  The long-term debt due within one year at March 31, 2009 represents $50.0 million of medium-term notes which mature in May 2009 and $11.1 million of principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco, long-term debt increased $76.9 million primarily due to a $65.0 million increase in Cleco’s credit facility draws and a $20.4 million increase in long-term capital leases.  These increases were partially offset by $8.4 million related to a scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2009.  During January 2009, Cleco Power entered into a lease agreement for barges to be used for fuel transportation for Rodemacher Unit 3.  For additional information, see Note 10 — “Litigation, Other Commitments and Contingencies and Disclosures about Guarantees — Other Contingencies — Fuel Transportation Agreement.”
Cleco Power had no short-term debt outstanding at March 31, 2009 or December 31, 2008.  At March 31, 2009, Cleco Power’s long-term debt outstanding was $1.2 billion, of which $61.1 million was due within one year, compared to $1.1 billion outstanding at December 31, 2008, of which $63.5 million was due within one year. The long-term debt due within one year at March 31, 2009 represents $50.0 million of medium-term notes which mature in May 2009 and $11.1 million of principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months. For Cleco Power, long-term debt increased $11.9 million primarily due to a $20.4 million increase in long-term capital leases, partially offset by $8.4 million related to a scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2009.  During January 2009, Cleco Power entered into a lease agreement for barges to be used for fuel transportation for Rodemacher Unit 3.  For additional information, see Note 10 — “Litigation, Other Commitments and Contingencies and Disclosures about Guarantees — Other Contingencies — Fuel Transportation Agreement.”

Note 6 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees hired before August 1, 2007 are covered by a noncontributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation. Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation.  During the three months ended March 31, 2009, a discretionary contribution in the amount of $3.7 million was made to the pension plan.  Additional discretionary contributions may be made during 2009; however, the decision to make any additional contributions and the amount, if any, has not been determined.  Currently, Cleco Power expects to be required to make $80.0 million in contributions to the pension plan over the next five years.  The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years.  The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

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
The components of net periodic pension and other benefit cost for the three months ended March 31, 2009, and 2008, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2009	2008	2009	2008
Components of periodic benefit costs
Service cost	$1,730	$1,409	$353	$344
Interest cost	4,095	3,935	495	479
Expected return on plan assets	(5,074)	(5,043)	-	-
Transition obligation	-	-	5	5
Prior period service credit (cost)	481	(18)	(516)	(516)
Net loss	-	-	232	210
Net periodic benefit cost	$1,232	$283	$569	$522

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the prepaid benefit cost of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation’s other subsidiaries for both three-month periods ended March 31, 2009, and 2008, was $0.4 million.
Cleco Corporation is the plan sponsor for the other benefit plans.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for both three-month periods ended March 31, 2009, and 2008 was $0.5 million, net of the estimated Medicare Part D subsidy of $0.1 million.

SERP
Certain key executives and key managers of Cleco are covered by the SERP. The SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP payments. However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired.  No contributions to the SERP were made during the three months ended March 31, 2009, and 2008.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2009	2008
Components of periodic benefit costs
Service cost	$375	$340
Interest cost	700	474
Prior period service cost	13	13
Net loss	254	164
Net periodic benefit cost	$1,342	$991

The SERP liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to the SERP reflected on Cleco Power’s Consolidated Statements of Income for both three-month periods ended March 31, 2009 and 2008 was $0.3 million.

401(k) Plan
Most employees are eligible to participate in the 401(k) Plan. In August 2007, Cleco Corporation’s Board of Directors approved an amendment to the 401(k) Plan to provide an enhanced 401(k) benefit for employees not otherwise eligible to participate in Cleco’s pension plan.  Beginning January 2008, Cleco Corporation made matching contributions and funded dividend reinvestments with cash.
The table below contains information about the 401(k) Plan.

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2009	2008
401(k) Plan expense	$1,139	$1,011

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for both three-month periods ended March 31, 2009, and 2008, was $0.3 million.

Note 7 — Income Taxes

The following table summarizes the effective income tax rates for Cleco Corporation and Cleco Power for the three-month periods ended March 31, 2009, and March 31, 2008.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2009	2008
Cleco Corporation	16.6%	18.7%
Cleco Power	20.2%	20.1%

For the three months ended March 31, 2009 and 2008, the effective income tax rate for Cleco Corporation and Cleco Power was less than the federal statutory rate primarily due to the flow-through of tax benefits associated with AFUDC equity

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

recorded as a result of the construction of Rodemacher Unit 3.  Cleco Corporation accounts for income taxes under SFAS No. 109 and records uncertain tax positions under FIN 48.  In the first quarter of 2008, Cleco and the IRS agreed to apply industry-wide guidelines as the basis for settling a potential dispute regarding the amount of indirect overhead costs required to be capitalized for tax purposes.  Based on acceptance of the settlement guidelines, Cleco recorded, in the first quarter of 2008, an interest benefit of approximately $2.1 million.  As Cleco is presently under federal and state audits for fiscal years 2001 through 2007, it is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months.  Cleco does not expect that any such change would have a material impact on its annual effective tax rate.

Note 8 — Disclosures about Segments

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
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco Corporation’s Board of Directors. Each reportable segment prepared budgets for 2009 that will be presented to and are expected to be approved by Cleco Corporation’s Board of Directors during the second quarter of 2009.
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

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MARCH 31,
	CLECO		RECONCILING
2009 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$202,865	$-	$-	$-	$202,865
Other operations	7,086	-	25	(2)	7,109
Affiliate revenue	6	2,363	593	-	2,962
Intercompany revenue	342	-	10,101	(10,443)	-
Operating revenue	$210,299	$2,363	$10,719	$(10,445)	$212,936
Depreciation expense	$18,845	$45	$244	$-	$19,134
Interest charges	$15,136	$1,300	$(36)	$(1,297)	$15,103
Interest income	$403	$-	$1,305	$(1,297)	$411
Equity (loss) income from investees	$-	$(12,150)	$399	$-	$(11,751)
Federal and state income tax expense (benefit)	$3,800	$(5,418)	$2,944	$-	$1,326
Segment profit (loss) (1)	$15,018	$(8,652)	$284	$-	$6,650
Additions to long-lived assets	$61,436	$4	$176	$-	$61,616
Equity investment in investees	$-	$229,345	$15,274	$-	$244,619
Total segment assets	$3,054,953	$251,511	$377,842	$(320,379)	$3,363,927
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$6,650
	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$6,638

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

	CLECO		RECONCILING
2008 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$209,881	$-	$-	$-	$209,881
Other operations	10,061	-	6	(3)	10,064
Affiliate revenue	7	1,918	681	-	2,606
Intercompany revenue	501	-	9,482	(9,983)	-
Operating revenue, net	$220,450	$1,918	$10,169	$(9,986)	$222,551
Depreciation expense	$19,214	$76	$257	$-	$19,547
Interest charges	$7,435	$1,969	$2,120	$(1,980)	$9,544
Interest income	$577	$-	$3,020	$(1,980)	$1,617
Equity (loss) income from investees	$-	$(5,013)	$439	$-	$(4,574)
Federal and state income tax expense (benefit)	$6,958	$(2,803)	$906	$-	$5,061
Segment profit (loss) (1)	$27,608	$(4,616)	$(920)	$-	$22,072
Additions to long-lived assets	$105,068	$2	$123	$-	$105,193
Equity investment in investees (2)	$-	$234,273	$14,871	$-	$249,144
Total segment assets (2)	$3,041,597	$250,882	$324,232	$(275,507)	$3,341,204
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$22,072
(2)Balances as of December 31, 2008	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$22,060

Note 9 — Equity Investment in Investees

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
Equity investment in investees at March 31, 2009 represents primarily Midstream’s $180.4 million investment in Acadia, owned 50% by APH and 50% by Cajun, and its $48.9 million investment in Evangeline, owned 100% by Midstream.  Equity investment in investees also represents a $7.6 million investment in Attala and a $7.7 million equity investment in Perryville, both owned 100% by Cleco Corporation.  Equity investments which are less than 100% owned by Cleco Innovations LLC represent less than $0.1 million of the total balance.
The following table presents the equity (loss) income from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2009	2008
Acadia	$(5,216)	$(3,370)
Evangeline	(6,934)	(1,643)
Other subsidiaries 100% owned by Cleco Corporation	399	439
Total equity loss	$(11,751)	$(4,574)

Acadia
Since Acadia is owned 50% by APH and 50% by Cajun, neither owner is the primary beneficiary, and Acadia is accounted for as an equity method investment.  Cleco’s current assessment of its maximum exposure to loss related to Acadia at March 31, 2009, consists of its equity investment of $180.4 million. The table below presents the components of Midstream's equity investment in Acadia.

	AT MARCH 31,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2009	2008
Contributed assets (cash and land)	$265,956	$259,019
Income before taxes	155,228	160,444
Impairment of investment	(45,847)	(45,847)
Capitalized interest and other	19,722	19,722
Less: non-cash distribution	78,200	78,200
Less: cash distributions	136,464	136,464
Total equity investment in investee	$180,395	$178,674

The $78.2 million non-cash distribution is the distribution of the CES claim from Acadia to APH.  The cash distributions of $136.5 million were used to pay interest and repay principal on a loan from Cleco Corporation relating to this investment.  Midstream’s equity, as reported on the balance sheet of Acadia at March 31, 2009, was $206.5 million.  The difference between the $206.5 million and the equity investment in investee of $180.4 million as shown in the previous table is $26.1 million, and consists of the $45.8 million other-than-temporary impairment of APH’s investment in Acadia, partially offset by $19.7 million of interest capitalized on funds contributed by Acadia.
The following tables contain summarized financial information for Acadia.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Current assets	$13,086	$5,413
Property, plant and equipment, net	405,722	405,565
Total assets	$418,808	$410,978
Current liabilities	$5,768	$1,380
Partners’ capital	413,040	409,598
Total liabilities and partners’ capital	$418,808	$410,978

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2009	2008
Total revenue	$4,204	$7,768
Total operating expenses	12,194	14,884
Other (expense) income	(2,441)	60
Loss before taxes	$(10,431)	$(7,056)

Income taxes recorded on APH’s financial statements related to Midstream’s 50% ownership interest in Acadia were benefits of $2.6 million and $2.2 million for the three months ended March 31, 2009, and 2008, respectively.
In 2009, Cleco Power announced Acadia was selected as the winning bidder in Cleco Power’s 2007 long-term request for capacity beginning in 2010.  Cleco Power will own and operate one of Acadia’s two 580-MW units.  Cleco Power will also operate the second unit on behalf of Acadia.  Prior to closing the transaction, valued at approximately $300 million, Cleco Power must complete its due diligence, finalize and execute definitive agreements, and receive approvals from the LPSC and FERC.  In a process that remains under the supervision of an independent monitor appointed by the LPSC, Cleco Power and Acadia plan to complete the transaction by the end of 2009 with Cleco Power operating the plant beginning in January 2010.

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
Cleco’s current assessment of its maximum exposure to loss related to Evangeline at March 31, 2009, consists of its equity investment of $48.9 million and $15.0 million of possible draws on the letter of credit Cleco has posted on Evangeline’s behalf, for a total of $63.9 million.  The following table presents the components of Midstream's equity investment in Evangeline.

	AT MARCH 31,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2009	2008
Contributed assets (cash)	$43,580	$49,961
Net income	144,664	151,599
Less: non-cash distributions	10,239	16,907
Less: cash distributions	129,054	129,054
Total equity investment in investee	$48,951	$55,599

The following tables contain summarized financial information for Evangeline.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Current assets	$9,043	$25,750
Accounts receivable - affiliate	2,543	1
Property, plant and equipment, net	184,553	180,051
Other assets	44,252	42,528
Total assets	$240,391	$248,330
Current liabilities	$24,072	$20,244
Accounts payable - affiliate	134	3,512
Long-term debt, net	157,663	161,762
Other liabilities	71,819	71,845
Member’s deficit	(13,297)	(9,033)
Total liabilities and member’s deficit	$240,391	$248,330

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2009	2008
Operating revenue	$10,332	$10,430
Operating expenses	10,313	6,214
Depreciation	1,381	1,355
Interest charges	4,204	4,664
Interest income	-	163
Other expense	1,368	2
Loss before taxes	$(6,934)	$(1,642)

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
Evangeline’s restricted cash at March 31, 2009, and December 31, 2008, was $16.8 million and $25.0 million, respectively.  This cash is restricted under Evangeline’s senior secured bond indenture.
Income tax benefits recorded on Midstream’s financial statements related to Midstream’s 100% ownership interest in Evangeline were $2.7 million and $0.6 million for the three months ended March 31, 2009, and 2008, respectively.
Prior to November 9, 2007, all of the capacity and output of the power plant had been tolled to Williams, which paid Evangeline certain fixed and variable amounts.  In November 2007, The Williams Companies, Inc. assigned all of its rights and interests in its tolling agreement with Evangeline to Bear Energy.  In May 2008, JPMorgan Chase & Co. completed the acquisition of Bear Stearns Companies Inc., the parent company of Bear Energy.  In September 2008, Bear Energy was merged into JPMVEC.  For more information regarding the Evangeline Tolling Agreement, see Note 10 — “Litigation,

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”

Other Subsidiaries 100% owned by Cleco Corporation
The information about these entities is aggregated because their method of operation, size, and risk are materially similar.  Both entities own transmission assets, provide transmission services to one customer under a long-term contract at a FERC-approved cost of service rate, and are capitalized with 100% equity.
Through an analysis of variable interests, such as Cleco’s investment and the single counterparty that has a long-term lease of the facilities, Cleco has determined that it is not the primary beneficiary of either entity.  The determination is driven by several factors such as:

▪	Each entity has only one customer under the long-term agreements accounted for as direct financing leases.
▪	Both entities can only charge FERC-approved tariffs.
▪	Both entities have the ability to change the tariff if actual expenses are materially different than expected expenses.
▪	The requirement of the lease counterparty to make lease payments regardless of the use of the assets.
▪	Cleco’s risk of loss is limited to its investment.

Since Cleco is not the primary beneficiary, the investments in Perryville and Attala are accounted for as equity method investments.
Cleco’s current assessment of its maximum exposure to loss with respect to Perryville and Attala at March 31, 2009, consists of its equity investment of $15.3 million.  The following table presents the components of Cleco Corporation’s equity investment in Perryville and Attala.

	AT MARCH 31,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2009	2008
Contributed assets (cash)	$132,960	$132,960
Net income	54,565	54,166
Less: non-cash distributions	20,865	20,869
Less: cash distributions	151,389	151,389
Total equity investment in investee	$15,271	$14,868

The following tables contain summarized financial information for Perryville and Attala.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Current assets	$1,628	$4,905
Accounts receivable - affiliate	3,660	-
Other assets	14,121	14,166
Total assets	$19,409	$19,071
Current liabilities	$23	$9
Accounts payable - affiliate	3	2
Other liabilities	562	484
Member’s equity	18,821	18,576
Total liabilities and member’s equity	$19,409	$19,071

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2009	2008
Operating revenue	$491	$732
Operating expenses	92	85
Income before taxes	$399	$647

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
Income tax expense recorded on Cleco’s financial statements related to Cleco Corporation’s 100% interest in Perryville and Attala was $0.2 million for each of the three months ended March 31, 2009 and 2008.

Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current wholesale municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court against Cleco Corporation, Cleco Power, and certain other subsidiaries.  The lawsuit alleges unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts.  The lawsuit was moved to and currently is pending in the U.S. District Court for the Western District of Louisiana.  Effective December 30, 2008, the City Council of Alexandria passed an ordinance authorizing the mayor to settle the litigation by executing a new 13-year power supply agreement with Cleco.  Cleco expects to complete final negotiations and satisfaction of conditions precedent for the agreement to commence later in 2009.  Pending satisfaction of these conditions, the presiding judge has dismissed the claims asserted in the litigation without prejudice.  Management believes the dispute will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.
On October 8, 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study from the EPA.  The special notice requested that Cleco Corporation and Cleco Power, along with many other listed potentially responsible parties, enter into negotiations with the EPA for the performance of a Remedial Investigation and Feasibility Study at an area known as the Devil’s Swamp Lake northwest of Baton Rouge, Louisiana.  The EPA has identified Cleco as one of many companies sending the PCB wastes for disposal to the site.  The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site.  The EPA has yet to make a final determination on whether to

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of March 31, 2009, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT MARCH 31, 2009
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$177,400	$135,000	$42,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Guarantee issued to Tenaska Gas Storage, LLC on behalf of Acadia	10,000	-	10,000	10,000
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,525	-	3,525	-
Obligations under the Lignite Mining Agreement	4,589	-	4,589	-
Total	$212,414	$135,000	$77,414	$27,228

Cleco Corporation provided a limited guarantee and an indemnification, which fall within the recognition scope of FIN 45, to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of March 31, 2009, the aggregate guarantee of $177.4 million is limited to $42.4 million due to the performance of some of the underlying obligations that were guaranteed.  Management believes it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims.  The discounted probability-weighted liability under the guarantees and indemnifications as of March 31, 2009, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit facility by an amount equal to the maximum reasonably anticipated liability in respect of the contingent obligation as determined in good faith.
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million, of which $0.4 million expires on September 27, 2009 and $1.0 million expires on October 20, 2009.  These guarantees do not fall within the scope of FIN 45.  Cleco Energy issued guarantees and indemnifications that fall within the recognition scope of FIN 45, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million.  The discounted probability-weighted liability under the FIN 45 guarantees and indemnifications as of March 31, 2009, was $0.1 million.
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
In February 2009, Cleco Corporation provided a $10.0 million guarantee to Tenaska Gas Storage, LLC for Acadia’s obligation under the Energy Management Services Agreement.  This guarantee will expire on October 31, 2009.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.  Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $3.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At March 31, 2009, Cleco Power’s 50% exposure for this obligation was approximately $4.6 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination dates of the guarantees and standby letters of credit discussed above:

				AT MARCH 31, 2009
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$58,889	$11,400	$4,589	$-	$42,900
Standby letters of credit	18,525	3,525	-	-	15,000
Total commercial commitments	$77,414	$14,925	$4,589	$-	$57,900

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

Other Contingencies

General Electric Equipment Services Corporation
Cleco Power has entered into an operating lease agreement with General Electric Equipment Services Corporation for leasing of railcars in order to transport coal to its Rodemacher Power Station Unit 2.  The lease contains a provision for early termination, along with an associated termination fee.  The termination provision can only be exercised in December 2010.  If exercised by Cleco Power, the termination fee would be approximately $1.3 million.  At this time, Cleco Power has no plans to early terminate this lease.

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

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

effective January 13, 2009.  Cleco Power has one year from the termination date to enter into a new operating lease with a third party and/or negotiate the purchase of such equipment for the unamortized balance.  The unamortized balance of equipment under the GE Capital lease was $6.0 million at March 31, 2009.

LPSC Fuel Audit
The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit will be performed not less than every other year.  Cleco Power currently has fuel adjustment clause filings for 2003 through 2009 subject to audit.  In July 2006, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit that included fuel adjustment clause filings for January 2003 through December 2004.  In March 2009, the LPSC indicated its intent to proceed with the audit for the years 2003 through 2008.  However, this review is still pending and Cleco Power does not anticipate the LPSC to proceed until the second quarter of 2009.  Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of these audits, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Fuel Transportation Agreement
Cleco Power has entered into an agreement that meets the accounting definition of a capital lease for barges in order to transport petroleum coke and limestone to Rodemacher Unit 3.  The 42 dedicated barges were delivered between January 6 and February 12, 2009.
The lease rate contains a fixed portion of $225 per day per barge and a variable component of $75 adjusted by Producer Price Index (PPI) annually for executory costs.  If the barges are idle, the lessor is required to attempt to sublease the barges to third parties with the revenue reducing Cleco Power’s lease payment.  During the three months ended March 31, 2009, Cleco Power did not receive any revenue from subleases.
The initial term of this agreement is five years and the agreement will terminate December 31, 2013.  Cleco will have an option to renew this agreement for a second five-year term in full or in part and, at its option, purchase any or all of the dedicated barges.  If Cleco does not renew this agreement for the renewal term, then the lessor may require Cleco to purchase any or all of the barges.  If Cleco Power purchases the barges on December 31, 2013, the purchase price of all 42 barges will be $21.7 million.
This agreement contains a provision for early termination upon the occurrence of any one of four cancellation events.
The following is an analysis of the leased property under capital leases by major classes:

	AT MARCH 31,	AT DECEMBER 31,
CLASSES OF PROPERTY (THOUSANDS)	2009	2008
Barges	$22,050	$-
Other	555	555
	22,605	555
Less: accumulated amortization	800	342
	$21,805	$213

The amount listed as other in the chart above includes a capital lease agreement for miscellaneous equipment by Cleco Power.  This lease terminates December 31, 2010.
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2009.

(THOUSANDS)
Nine months ending December 31, 2009	$3,577
Years ending December 31,
2010	4,748
2011	4,622
2012	4,634
2013	4,622
2014	4,622
Thereafter	18,499
Total minimum lease payments	45,324
Less: executory costs	11,441
Net minimum lease payments	33,883
Less: amount representing interest	11,867
Present value of net minimum lease payments	$22,016
Current liabilities	$1,524
Non-current liabilities	$20,492

During the three months ended March 31, 2009, Cleco Power incurred immaterial amounts of contingent rent related to the increase in the PPI.

Oxbow Lignite Mine Acquisition
In April 2009, Cleco Power entered into an agreement with SWEPCO to purchase the Oxbow Lignite Company from North American Coal Corporation (NAC).  The purchase price of approximately $42.0 million includes the lignite reserves, mining equipment, and related assets and permits.  Cleco Power’s portion of the purchase price is approximately $12.9 million for the lignite reserves.  The lignite reserves of approximately 120 million tons acquired under this agreement are expected to fuel the Dolet Hills Power Station through 2026.  SWEPCO’s subsidiary, Dolet Hills Lignite Company, LLC, will operate the new mine along with its current operations at the Dolet Hills Lignite Mine on similar terms.  The existing Red River Lignite Supply and Transportation Agreement with NAC will terminate upon the closing of this transaction.

Other
Cleco has accrued for liabilities to third parties, employee medical benefits, and storm damages.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

Risks and Uncertainties

Cleco Corporation
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Evangeline Tolling Agreement
During 2008, JPMorgan Chase & Co. acquired The Bear Stearns Companies Inc.  In connection with the acquisition, JPMorgan Chase & Co. guaranteed certain obligations of The Bear Stearns Companies Inc. and its subsidiaries, including obligations under the Evangeline Tolling Agreement.  In September 2008, Bear Energy was merged into JPMVEC.  If JPMorgan Chase & Co. or any successor or assignee were to fail to perform its payment obligations, such failure could have a material adverse effect on Cleco Corporation’s results of operations, financial condition, and cash flows for the following reasons, among others:

▪
If such failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the entire outstanding principal amount ($165.3 million at March 31, 2009) and interest to be immediately due and payable, which could result in:

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

Other
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.  Recent market conditions have limited the availability and have increased the costs of capital for many companies.  The inability to raise capital on favorable terms could negatively affect Cleco Corporation’s and Cleco Power’s ability to maintain and expand their businesses.  After assessing the current operating performance, liquidity, and credit ratings of Cleco, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  If Cleco Corporation’s credit ratings were to be downgraded by Moody’s or by Standard & Poor’s, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.
Changes in the regulatory environment or market forces could cause Cleco to determine its assets have suffered an other-than-temporary decline in value, whereby an impairment would be required to be taken and Cleco’s financial condition could be materially adversely affected.

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

Note 11 — Affiliate Transactions

Cleco has affiliate balances that were not eliminated as of March 31, 2009.  The balances were not eliminated due to the use of the equity method of accounting for Evangeline, Perryville, Attala, and Acadia.  For information on the Evangeline, Perryville, Attala, and Acadia equity investments, see Note 9 — “Equity Investment in Investees.”  At March 31, 2009, the payable to Evangeline was $2.5 million and the payable to Perryville, Attala, and Acadia was less than $0.1 million combined.  Also, at March 31, 2009, the receivable from Evangeline was $0.7 million and the receivable from Perryville and

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

Attala was less than $0.1 million combined.  The receivable from Acadia was $0.4 million.
Cleco Power has affiliate balances that are payable to or due from its affiliates.  At March 31, 2009, the payable to Support Group was $4.5 million, the payable to Cleco Corporation was $0.8 million, and the payable to other affiliates was less than $0.1 million.  Also, at March 31, 2009, the receivable from Support Group was $1.6 million, the receivable from Cleco Corporation was $0.1 million, and the receivable from other affiliates was less than $0.1 million.

Note 12 — Intangible Asset

During the first quarter of 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs.  This intangible asset is expected to have a life of 12 years, but could have a life of up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers.  The intangible asset is being amortized according to the estimated collections from Cleco Power’s customers.  At the end of its life, this asset will have no residual value.  During the three months ended March 31, 2009, and 2008, Cleco Katrina/Rita recognized amortization expense of $2.6 million and $0.7 million, respectively.  The tables below provide additional information about this intangible asset.

(THOUSANDS)	AT MARCH 31, 2009
Gross carrying amount	$177,537
Accumulated amortization	12,342
Intangible asset	$165,195

(THOUSANDS)
Expected amortization expense
For the twelve months ending March 31, 2010	$10,962
For the twelve months ending March 31, 2011	$11,731
For the twelve months ending March 31, 2012	$12,536
For the twelve months ending March 31, 2013	$13,379
Thereafter	$116,587

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and Cleco Corporation and Cleco Power’s Condensed Consolidated Financial Statements contained in this Form 10-Q. The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2009, and March 31, 2008.

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
As part of a plan to diversify its fuel mix, combat rising fuel prices and resolve its long-term generation capacity needs, Cleco Power began constructing a 600-MW solid-fuel generating unit at its Rodemacher power plant in May 2006.  When complete, Rodemacher Unit 3 will meet a portion of the utility’s power supply needs and help stabilize customer fuel costs.  The project’s capital cost, including carrying costs during construction, is estimated at $1.0 billion.  Cleco Power anticipates the plant will be substantially complete and operational in the fourth quarter of 2009.  Cleco Power’s current base rates have been extended through the commercial operation of Rodemacher Unit 3.
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

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

Rodemacher Unit 3.  Recovery of the Rodemacher Unit 3 investment is the largest component in Cleco Power’s new rate plan proposal.  If the LPSC does not increase Cleco Power’s base rates or denies Cleco Power’s request to recover costs incurred in the construction of Rodemacher Unit 3, Cleco Power’s results of operations, financial condition, and cash flows could be materially adversely affected.  For additional information, see “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters —“Rodemacher Unit 3.”
Cleco Power continues to evaluate a range of other power supply options for 2009 and beyond.  As such, Cleco Power is continuing to update its IRP to look at future sources of supply.  Cleco Power released a RFP in October 2007 seeking long-term resources to fill the needs identified by the latest IRP.  On February 26, 2009, Cleco Power announced that it had chosen the acquisition of 50 percent of the Acadia power station, or one of its two 580-MW units, as the lowest bid in its 2007 long-term RFP for capacity beginning in 2010. Cleco Power will own and operate one unit and operate the other 580-MW unit on behalf of Acadia.  Prior to closing the transaction, valued at approximately $300.0 million, Cleco Power must complete its due diligence, finalize and execute definitive agreements, and receive approvals from the LPSC and FERC.  In a process that remains under the supervision of an independent monitor appointed by the LPSC, Cleco Power and Acadia plan to complete the transaction by the end of 2009 with Cleco Power operating the plant beginning in January 2010.

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
In May 2008, Acadia was notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power 2009 short-term RFP.  The proposal was for a 235-MW product that began March 1, 2009, and will end October 1, 2009.
On February 26, 2009, Cleco Power announced that it had selected Acadia’s proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power 2007 long-term RFP.  Under the proposed arrangement, Cleco Power would acquire and operate one of Acadia’s generating units and operate the other unit, as described further above under “— Cleco Power.”
Midstream’s other principal source of revenue is the Evangeline Tolling Agreement, under which the counterparty has the right to dispatch the electric generation capacity of the facility.  Profitability of Midstream’s investment in Evangeline depends principally upon continued performance by JPMVEC of its payment obligations under the tolling agreement and controlling maintenance expenses associated with the facility.

Comparison of the Three Months Ended March 31, 2009, and 2008

Cleco Consolidated
		FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue, net	$212,936	$222,551	$(9,615)	(4.3)%
Operating expenses	195,698	195,997	299	0.2%
Operating income	$17,238	$26,554	$(9,316)	(35.1)%
Interest income	$411	$1,617	$(1,206)	(74.6)%
Allowance for other funds used during construction	$16,991	$13,683	$3,308	24.2%
Equity loss from investees	$(11,751)	$(4,574)	$(7,177)	(156.9)%
Other income	$1,285	$66	$1,219	*
Interest charges	$15,103	$9,544	$(5,559)	(58.2)%
Federal and state income taxes	$1,326	$5,061	$3,735	73.8%
Net income applicable to common stock	$6,638	$22,060	$(15,422)	(69.9)%
*Not meaningful

Consolidated net income applicable to common stock decreased $15.4 million, or 69.9%, in the first quarter of 2009 compared to the first quarter of 2008 primarily due to decreased earnings at Cleco Power and higher losses at Midstream.
Operating revenue, net decreased $9.6 million, or 4.3%, in the first quarter of 2009 compared to the first quarter of 2008 largely as a result of lower base and other operations revenue at Cleco Power.
Interest income decreased $1.2 million, or 74.6%, in the first quarter of 2009 compared to the first quarter of 2008 primarily due to lower interest rates and lower average investment balances.
Allowance for other funds used during construction increased $3.3 million, or 24.2%, in the first quarter of 2009 compared to the first quarter of 2008 primarily due to increased construction activity at Rodemacher Unit 3.
Equity loss from investees increased $7.2 million, or 156.9%, in the first quarter of 2009 compared to the first quarter of 2008 primarily due to increased equity losses at APH and Evangeline.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

Other income increased $1.2 million in the first quarter of 2009 compared to the first quarter of 2008 primarily due to higher mutual assistance revenue at Cleco Power.
Interest charges increased $5.6 million, or 58.2%, during the first quarter of 2009 compared to the first quarter of 2008 primarily due to the carrying cost of the tax benefits of storm damage costs, the absence of a favorable settlement with the IRS recorded in 2008, and interest related to the issuances of senior notes, GO Zone bonds, and storm recovery bonds.  Partially offsetting this increase was the allowance for borrowed funds used during construction associated with the construction activity at Rodemacher Unit 3, the repayment of senior notes at Cleco Corporation, the storm damage surcredit, and lower interest rates and lower borrowings under Cleco Power’s credit facility.
Federal and state income taxes decreased $3.7 million, or 73.8%, primarily due to a decrease in pre-tax income during the first quarter of 2009 compared to the first quarter of 2008.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue
Base	$72,818	$79,189	$(6,371)	(8.0)%
Fuel cost recovery	130,047	130,692	(645)	(0.5)%
Other operations	7,086	10,061	(2,975)	(29.6)%
Affiliate revenue	6	7	(1)	(14.3)%
Intercompany revenue	342	501	(159)	(31.7)%
Operating revenue, net	210,299	220,450	(10,151)	(4.6)%
Operating expenses
Fuel used for electricgeneration – recoverable	86,409	43,322	(43,087)	(99.5)%
Power purchased for utilitycustomers – recoverable	43,617	87,377	43,760	50.1%
Non-recoverable fuel andpower purchased	3,995	4,631	636	13.7%
Other operations	23,420	20,915	(2,505)	(12.0)%
Maintenance	9,428	9,193	(235)	(2.6)%
Depreciation	18,845	19,214	369	1.9%
Taxes other than incometaxes	7,709	7,813	104	1.3%
Total operatingexpenses	193,423	192,465	(958)	(0.5)%
Operating income	$16,876	$27,985	$(11,109)	(39.7)%
Allowance for other funds used during construction	$16,991	$13,683	$3,308	24.2%
Other income	$1,287	$101	$1,186	*
Other expense	$1,603	$345	$(1,258)	(364.6)%
Interest charges	$15,136	$7,435	$(7,701)	(103.6)%
Federal and state income taxes	$3,800	$6,958	$3,158	45.4%
Net income	$15,018	$27,608	$(12,590)	(45.6)%
* Not meaningful

Cleco Power’s net income in the first quarter of 2009 decreased $12.6 million, or 45.6%, compared to the first quarter of 2008.  Contributing factors include:

▪	higher interest charges,
▪	lower base revenue,
▪	lower other operations revenue,
▪	higher other operations and maintenance expenses, and
▪	higher other expense.

These were partially offset by:

▪	higher allowance for other funds used during construction and
▪	higher other income.

	FOR THE THREE MONTHS ENDED MARCH 31,
(MILLION kWh)	2009	2008	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	816	840	(2.9)%
Commercial	542	554	(2.2)%
Industrial	587	686	(14.4)%
Other retail	33	32	3.1%
Total retail	1,978	2,112	(6.3)%
Sales for resale	89	71	25.4%
Unbilled	(132)	(57)	(131.6)%
Total retail and wholesale customer sales	1,935	2,126	(9.0)%

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2009	2008	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$32,195	$33,044	(2.6)%
Commercial	22,950	23,035	(0.4)%
Industrial	12,820	13,001	(1.4)%
Other retail	1,387	1,365	1.6%
Storm surcharge	5,214	5,850	(10.9)%
Total retail	74,566	76,295	(2.3)%
Sales for resale	3,111	4,087	(23.9)%
Unbilled	(4,859)	(1,193)	(307.3)%
Total retail and wholesale customer sales	$72,818	$79,189	(8.0)%

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

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

			FOR THE THREE MONTHS ENDED MARCH 31,
				2009 CHANGE
	2009	2008	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	730	814	977	(10.3)%	(25.3)%
Cooling-degree days	126	111	70	13.5%	80.0%

Base
Base revenue decreased $6.4 million, or 8.0%, during the first quarter of 2009 compared to the first quarter of 2008.  The decrease was primarily due to lower electric sales to retail and wholesale customers, generally resulting from milder winter weather.  In April 2009, Cleco Power began providing service to a new wholesale customer.  Cleco Power expects service to this new customer to generate base revenue of approximately $10.6 million in 2009 and $21.9 million in 2010.  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers decreased $0.6 million, or 0.5%, during the first quarter of 2009 compared to the first quarter in 2008 primarily due to decreases in the per-unit cost of power purchased for utility customers and lower volumes of fuel used for electric generation and power purchased for utility customers.  Partially offsetting the decrease were increases in the per-unit cost of fuel used for electric generation.  Changes in fuel costs historically have not significantly affected Cleco Power’s net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 97% of Cleco Power’s total fuel cost during the first quarter of 2009 was regulated by the LPSC, while the remainder was regulated by FERC.  Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC.

Other Operations
Other operations revenue decreased $3.0 million, or 29.6%, in the first quarter of 2009 compared to the first quarter of 2008 primarily due to a $3.4 million net loss relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer.  Partially offsetting this decrease was $0.4 million of higher other miscellaneous revenue.  For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses increased $1.0 million, or 0.5%, in the first quarter of 2009 compared to the first quarter of 2008. Fuel used for electric generation (recoverable) increased $43.1 million, or 99.5%, primarily due to higher per-unit costs of fuel used as compared to the first quarter of 2008, as a result of realized losses on fuel hedging due to the price volatility of natural gas.  Partially offsetting this increase were lower volumes of fuel used for electric generation.  Power purchased for utility customers (recoverable) decreased $43.8 million, or 50.1%, largely due to lower per-unit costs and lower volumes of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Other operations expense increased $2.5 million, or 12.0%, primarily due to higher general liability expense and higher employee benefit costs and administrative expenses.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $3.3 million, or 24.2%, during the first quarter of 2009 compared to the first quarter of 2008 primarily due to increased construction activity at Rodemacher Unit 3.  Allowance for other funds used during construction comprised 113.1% of Cleco Power’s net income for the first quarter of 2009, compared to 49.6% for the first quarter of 2008.

Other Income
Other income increased $1.2 million in the first quarter of 2009 compared to the first quarter of 2008 primarily due to higher revenue from mutual assistance to other utilities for restoration efforts.

Other Expense
Other expense increased $1.3 million, or 364.6%, in the first quarter of 2009 compared to the first quarter of 2008 primarily due to higher expenses from mutual assistance to other utilities for restoration efforts.

Interest Charges
Interest charges increased $7.7 million, or 103.6%, during the first quarter of 2009 compared to the first quarter of 2008 primarily due to $4.2 million related to the May 2008 issuance of senior notes, $2.2 million related to the carrying cost of the tax benefits of storm damage costs, $2.1 million related to the absence of a favorable settlement with the IRS recorded in 2008, $1.8 million related to the December 2008 issuance of GO Zone bonds, and $1.6 million related to the March 2008 issuance of storm recovery bonds.  Partially offsetting this increase was $2.3 million primarily related to lower interest rates and lower borrowings under Cleco Power’s credit facility, $1.6 million of allowance for borrowed funds used during construction associated with the construction activity at Rodemacher Unit 3, and $0.3 million related to the storm damage surcredit.

Income Taxes
Income tax expense decreased $3.2 million, or 45.4%, in the first quarter of 2009 compared to the first quarter of 2008, primarily due to a decrease in pre-tax income excluding equity AFUDC.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

Midstream
	FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue
Affiliate revenue	$2,363	$1,918	$445	$23.2%
Operating revenue	2,363	1,918	445	23.2%
Operating expenses
Other operations	1,743	1,439	(304)	(21.1)%
Maintenance	1,095	849	(246)	(29.0)%
Depreciation	45	76	31	40.8%
Taxes other than incometaxes	116	88	(28)	(31.8)%
Gain on sales of assets	-	(99)	(99)	100.0%
Total operatingexpenses	2,999	2,353	(646)	(27.5)%
Operating loss	$(636)	$(435)	$(201)	(46.2)%
Equity loss from investees	$(12,150)	$(5,013)	$(7,137)	(142.4)%
Interest charges	$1,300	$1,969	$669	34.0%
Federal and state income tax benefit	$5,418	$2,803	$2,615	93.3%
Net loss	$(8,652)	$(4,616)	$(4,036)	(87.4)%

Factors affecting Midstream during the first quarter of 2009 are described below.

Equity Loss from Investees
Equity loss from investees increased $7.1 million, or 142.4%, during the first quarter of 2009 compared to the first quarter of 2008.  The increase was due to a $5.3 million increase in equity losses at Evangeline and a $1.8 million increase in equity losses at APH.  The increased loss at Evangeline was primarily due to higher maintenance expenses largely relating to a planned major outage during the first quarter of 2009.  The increased loss at APH was primarily due to a major planned outage at the facility during 2009.  This outage resulted in lower revenue, lower fuel expense, higher removal and retirement costs, and higher turbine and general maintenance expenses.  For additional information on Evangeline and Acadia, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Equity Investment in Investees.”

Interest Charges
Interest charges decreased $0.7 million, or 34.0%, during the first quarter of 2009 compared to the first quarter of 2008 primarily due to a lower interest rate and a lower balance on affiliate debt relating to APH’s investment in Acadia.

Income Taxes
Income tax benefit increased $2.6 million, or 93.3%, during the first quarter of 2009 compared to the first quarter of 2008 primarily due to a decrease in pre-tax income.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
At March 31, 2009, Moody’s and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable.  If Cleco Corporation’s or Cleco Power’s credit ratings were to be downgraded by Moody’s or Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to pay additional fees and higher interest rates under their bank credit, other debt agreements, and collateral for derivatives.
During 2008, JPMorgan Chase & Co. acquired The Bear Stearns Companies Inc.  In connection with the acquisition, JPMorgan Chase & Co. guaranteed certain obligations of The Bear Stearns Companies Inc. and its subsidiaries, including obligations under the Evangeline Tolling Agreement.  In September 2008, Bear Energy was merged into JPMVEC.  At March 31, 2009, Moody’s outlook for Evangeline was stable.  The tolling agreement is the principal source of cash flow for Evangeline.  For more information regarding Evangeline’s tolling agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risk and Uncertainties — Cleco Corporation — Evangeline Tolling Agreement.”
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
With respect to any open power or natural gas trading positions that Cleco may initiate in the future, Cleco may be required to provide credit support (or pay liquidated damages).  The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price of power and natural gas, the changes in open power and gas positions, and changes in the amount counterparties owe Cleco.  Changes in any of these factors could cause the amount of requested credit support to increase or decrease.  For additional information, as well as a discussion of other factors affecting Cleco’s financial condition relating to its credit ratings, the credit ratings of its counterparties, and other credit-related risks, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks — Credit Ratings and Counterparties” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

Global Financial Crisis
The continued credit crisis and related turmoil in the global financial system may have an impact on Cleco’s business and financial condition.  Cleco may face significant challenges if conditions in the financial markets do not improve.  Cleco’s ability to access the capital markets may be severely restricted at a time when Cleco would like, or need, to do so, which could have a material impact on its ability to fund capital expenditures or debt service or on Cleco’s flexibility to react to changing economic and business conditions.  The credit crisis could have a material negative impact on Cleco’s lenders or Cleco’s customers causing them to fail to meet their obligations to Cleco or to delay payment of such obligations.  Moreover, as a result of the global financial crisis, the pension plan portfolio could continue to experience significant losses in the future.

Debt
At March 31, 2009, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.  If Cleco Corporation were to default under the covenants in its various credit facilities, it would be unable to borrow additional funds under the facilities.  Further, if Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its credit facility.  The bonds issued by Evangeline are non-recourse to Cleco Corporation, and a default on these bonds would not be considered a default under Cleco Corporation’s credit facility.  If Cleco Corporation’s credit ratings were to be downgraded one level below investment grade, Cleco Corporation would be required to pay fees and interest at a rate of 0.45% higher than the current level for its $150.0 million credit facility.  A similar downgrade to credit ratings of Cleco Power would require Cleco Power to pay fees and interest at a rate of 0.70% higher than the current level on its $275.0 million credit facility.

Cleco Consolidated
Cleco had no short-term debt outstanding at March 31, 2009 or December 31, 2008.  At March 31, 2009, Cleco’s long-term debt outstanding was $1.2 billion, of which $61.1 million was long-term debt due within one year, compared to $1.2 billion at December 31, 2008, which included $63.5 million of long-term debt due within one year.  For Cleco, long-term debt increased $76.9 million primarily due to a $65.0 million increase in Cleco’s credit facility draws and a $20.4 million increase in long-term capital leases.  These increases were partially offset by $8.4 million related to a scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2009.  During January 2009, Cleco Power entered into a lease agreement for barges to be used for fuel transportation for Rodemacher Unit 3.  For additional information, see Note 10 — “Litigation, Other Commitments and Contingencies and Disclosures about Guarantees — Other Contingencies — Fuel Transportation Agreement” and “— Cleco Corporation (Holding Company Level)” and “— Cleco Power” below.
At March 31, 2009 and December 31, 2008, Cleco had a working capital surplus of $120.9 million and $105.5 million, respectively.  Included in working capital at March 31, 2009 and December 31, 2008, was $30.5 million and $62.3 million, respectively, which was restricted for the use of debt payments.  The $15.4 million increase in working capital is primarily due to decreases in accounts payable, partially offset by the payment of dividends, and additions to property, plant and equipment, including Rodemacher Unit 3.  An uncommitted bank line of credit up to $10.0 million also is available to support Cleco’s working capital needs.
Cash and cash equivalents available at March 31, 2009, were $86.0 million combined with $315.0 million facility capacity ($40.0 million from Cleco Corporation and $275.0 million from Cleco Power) for total liquidity of $401.0 million.  Cash and cash equivalents decreased $11.5 million as compared to December 31, 2008.  This decrease is primarily due to additions to property, plant and equipment, including Rodemacher Unit 3.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at March 31, 2009 or December 31, 2008.  At March 31, 2009, and December 31, 2008, Cleco Corporation had $95.0 million and $30.0 million of long-term debt outstanding.  The increase in long-term debt was due to the increase in draws on Cleco Corporation’s credit facility.  Cleco Corporation’s $150.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.
At March 31, 2009, credit facility draws and off-balance sheet commitments reduced available borrowings by $95.0 million and $15.0 million, respectively, leaving available capacity of $40.0 million.  For more information about these commitments, see “— Off-Balance Sheet Commitments.”  An uncommitted bank line of credit up to $10.0 million also is available to support Cleco Corporation’s working capital needs.
Cash and cash equivalents available at March 31, 2009, were $8.8 million, combined with $40.0 million facility capacity for total liquidity of $48.8 million.  Cash and cash equivalents increased $2.9 million, when compared to December 31, 2008, primarily due to draws under Cleco Corporation’s credit facility, partially offset by the use of those funds for general operating needs.

Cleco Power
There was no short-term debt outstanding at Cleco Power at March 31, 2009, or December 31, 2008.  At March 31, 2009, Cleco Power’s long-term debt outstanding was $1.1 billion, of which $61.1 million was long-term debt due within one year, compared to $1.1 billion at December 31, 2008, of which $63.5 million was due within one year.
For Cleco Power, long-term debt increased $11.9 million primarily due to a $20.4 million increase in long-term capital leases, partially offset by $8.4 million related to a scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2009.  During January 2009, Cleco Power

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

entered into a lease agreement for barges to be used for fuel transportation for Rodemacher Unit 3.  For additional information, see Note 10 — “Litigation, Other Commitments and Contingencies and Disclosures about Guarantees — Other Contingencies — Fuel Transportation Agreement.”
At March 31, 2009, and December 31, 2008, Cleco Power had a working capital surplus of $45.9 million and $88.0 million, respectively.  Included in working capital at March 31, 2009 and 2008 was $30.5 million and $62.3 million, respectively, which was restricted for the use of debt payments.  The $42.1 million decrease in working capital is primarily due to increased federal income taxes payable and additions to property plant and equipment, including Rodemacher Unit 3.
Cleco Power’s $275.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 0.400%, including facility fees.
At March 31, 2009, no borrowings were outstanding under Cleco Power’s $275.0 million, five-year revolving facility.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs.
Cash and cash equivalents available at March 31, 2009, were $77.1 million, combined with $275.0 million facility capacity for total liquidity of $352.1 million.  Cash and cash equivalents decreased $14.4 million as compared to December 31, 2008.  This decrease is primarily due to additions to property, plant and equipment, including Rodemacher Unit 3.
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included acceptance of an LPSC Staff recommendation that Cleco Power collect from customers an amount equal to 75% of the carrying costs of capital during the construction phase of the unit.  Cleco Power had collected $101.2 million and $84.5 million at March 31, 2009, and December 31, 2008, respectively.  In addition to this recovery, Cleco Power is funding the construction costs related to Rodemacher Unit 3 by utilizing cash on hand, available funds from its credit facility, the issuance of long-term debt, and equity contributions from Cleco Corporation.

Midstream
Midstream had no debt outstanding at March 31, 2009, or December 31, 2008.
Evangeline, which is accounted for under the equity method, had no short-term debt outstanding at March 31, 2009.  Evangeline had $165.3 million and $168.9 million of long-term debt outstanding at March 31, 2009, and December 31, 2008, respectively, in the form of 8.82% Senior Secured Bonds due 2019.  Of these amounts, $7.7 million and $7.1 million were due within one year at March 31, 2009, and December 31, 2008, respectively.  The bonds issued by Evangeline are non-recourse to Cleco Corporation.

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At March 31, 2009, and December 31, 2008, $75.0 million and $103.0 million of cash, respectively, were restricted.  At March 31, 2009, the $75.0 million of restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $6.3 million held in escrow for the construction of Cleco Power’s solid waste disposal facilities at Rodemacher Unit 3, $37.0 million reserved at Cleco Power for GO Zone project costs, $27.6 million reserved at Cleco Power for future storm restoration costs, and $4.0 million at Cleco Katrina/Rita restricted for payment of operating expense, interest and principal on storm recovery bonds.
Evangeline’s restricted cash is not reflected in Cleco Corporation’s Condensed Consolidated Balance Sheets due to the equity method of accounting.  Evangeline’s restricted cash at March 31, 2009, and December 31, 2008, was $16.8 million and $25.0 million, respectively.  This cash is restricted under Evangeline’s senior secured bond indenture.

Net Cash Flows by Operating Activities
Cleco’s net cash used in operating activities was $22.5 million during the first quarter of 2009 compared to cash provided by operating activities of $29.3 million during the first quarter of 2008.  Cash from operating activities during the first quarter of 2009 decreased $51.8 million from that reported for the first quarter of 2008, primarily due to lower net income, higher gas and power purchase payments, higher state and property taxes paid, and higher retainage payments.  These were partially offset by higher collections of customer accounts and lower deferred fuel costs.
Cleco Power’s net cash provided by operating activities was $15.2 million during the first quarter of 2009 compared to $32.7 million during the first quarter of 2008.  Cash from operating activities during the first quarter of 2009 decreased $17.5 million from that reported for the first quarter of 2008, primarily due to lower net income, higher gas and power purchase payments, higher state and property taxes paid, and higher retainage payments.  These were partially offset by higher collections of customer accounts and lower deferred fuel costs.

Contractual Obligations and Other Commitments
Cleco, in the normal course of business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in the Consolidated Balance Sheets while other commitments, some firm and some based on uncertainties, are not reflected in the consolidated financial statements.
For additional information regarding Cleco’s Contractual Obligations and Other Commitments, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Contractual Obligations and Other Commitments” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of March 31, 2009, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT MARCH 31, 2009
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$177,400	$135,000	$42,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Guarantee issued to Tenaska Gas Storage, LLC on behalf of Acadia	10,000	-	10,000	10,000
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,525	-	3,525	-
Obligations under the Lignite Mining Agreement	4,589	-	4,589	-
Total	$212,414	$135,000	$77,414	$27,228

Cleco Corporation provided a limited guarantee and an indemnification, which fall within the recognition scope of FIN 45, to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of March 31, 2009, the aggregate guarantee of $177.4 million is limited to $42.4 million due to the performance of some of the underlying obligations that were guaranteed.  Management believes it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims.  The discounted probability-weighted liability under the guarantees and indemnifications as of March 31, 2009, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit facility by an amount equal to the maximum reasonably anticipated liability in respect of the contingent obligation as determined in good faith.
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million, of which $0.4 million expires on September 27, 2009 and $1.0 million expires on October 20, 2009.  These guarantees do not fall within the scope of FIN 45.  Cleco Energy issued guarantees and indemnifications that fall within the recognition scope of FIN 45, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million.  The discounted probability-weighted liability under the FIN 45 guarantees and indemnifications as of March 31, 2009, was $0.1 million.
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
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

the Interconnection Agreement.  This guarantee will be effective through the life of the agreement.
In February 2009, Cleco Corporation provided a $10.0 million guarantee to Tenaska Gas Storage, LLC for Acadia’s obligation under the Energy Management Services Agreement.  This guarantee will expire on October 31, 2009.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.  Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $3.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At March 31, 2009, Cleco Power’s 50% exposure for this obligation was approximately $4.6 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination dates of the guarantees and standby letters of credit discussed above:

				AT MARCH 31, 2009
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$58,889	$11,400	$4,589	$-	$42,900
Standby letters of credit	18,525	3,525	-	-	15,000
Total commercial commitments	$77,414	$14,925	$4,589	$-	$57,900

In its bylaws, Cleco Corporation has agreed to indemnify directors, officers, agents and employees who are made a party to a pending or completed suit, arbitration, investigation, or other proceeding whether civil, criminal, investigative or administrative, if the basis of inclusion of such individual arises as the result of acts conducted in the discharge of their official capacity.  Cleco Corporation has purchased various insurance policies to reduce the risks associated with the indemnification.  In its Operating Agreement, Cleco Power provides for the same indemnification as described above for its managers, officers, agents, and employees.
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

Regulatory Matters

Wholesale Rates of Cleco
For information on the wholesale rates of Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Wholesale Rates of Cleco” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Retail Rates of Cleco Power
In January 2008, Cleco Power filed its monitoring report for the 12-month period ended September 30, 2007.  Cleco Power anticipates that the LPSC Staff will complete their review of this report by the end of the third quarter of 2009.  On April 23, 2009, Cleco Power filed for an extension until June 1, 2009 in which to file its monitoring report for the year ended September 30, 2008.
For additional information on other regulatory aspects of retail rates concerning Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Wholesale Electric Markets
For information on regulatory aspects of wholesale electric markets affecting Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Retail Electric Markets
For a discussion of the regulatory aspects of retail electric markets affecting Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

Generation RFP

2008 Short-Term RFP for 2009 Resources
In March 2008, Cleco Power issued a RFP for a minimum of 50 MW up to 450 MW to meet its 2009 capacity and energy requirements.  Cleco Power selected and negotiated a 235-MW peaking product with Acadia.  The product is for supply that started March 1, 2009 and will end October 1, 2009.
On January 6, 2009, Cleco Power issued a RFP for a minimum capacity amount of 50 MW up to 200 MW in order to serve additional load.  Cleco Power has selected and negotiated a 200-MW intermediate product with NRG Power Marketing, Inc.  The product is for supply that started April 1, 2009 and will end November 1, 2009.

2007 Long-Term RFP
In June 2007, Cleco Power filed a proposed RFP with the LPSC for up to approximately 600 MW of intermediate and/or peaking resources to meet projected load growth over a 10-year period beginning in 2010.  To meet these needs, Cleco Power asked for products with a term of 2 to 30 years.  Out of the approximately 600-MW total, up to approximately 350 MW may be sourced from a peaking resource.  After the LPSC review, the RFP was issued in October 2007, and bids were received in December 2007.  On February 26, 2009, Cleco Power announced that it had chosen the acquisition of 50 percent of the Acadia power station, or one of its two 580-MW units, as the lowest bid in its 2007 long-term RFP.  Cleco Power will own and operate one unit and operate the other 580-MW unit on behalf of Acadia.  Prior to closing the transaction, valued at approximately $300.0 million, Cleco Power must complete its due diligence, finalize and execute definitive agreements, and receive approvals from the LPSC and FERC.  In a process that remains under the supervision of an independent monitor appointed by the LPSC, Cleco Power and Acadia plan to complete the transaction by the end of 2009 with Cleco Power operating the plant beginning in January 2010.

Rodemacher Unit 3
In May 2006, Cleco Power began construction of Rodemacher Unit 3 which will provide a portion of the utility’s power supply needs.  Rodemacher Unit 3 will be capable of burning various solid fuels but primarily is expected to burn petroleum coke produced by several refineries throughout the Gulf Coast region.  Cleco Power has entered into contracts with suppliers to collectively supply over 1.4 million tons of petroleum coke annually for a three-to-five year period beginning in 2009, representing over 90% of Rodemacher Unit 3 fuel requirements for such period.  All environmental permits for the unit have been received.  By Shaw’s estimations, physical construction is estimated at 83% complete as of March 31, 2009.  Cleco Power anticipates the plant will be substantially complete and operational in the fourth quarter of 2009.
In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which provided for substantial completion of the construction of Rodemacher Unit 3 by September 30, 2009.  On July 2, 2008, Cleco Power and Shaw amended this contract further to provide for substantial completion as early as June 30, 2009, as well as changes to other commercial terms for a lump-sum price of $794.5 million.  As a result of the amendment, Cleco Power is no longer liable for excess labor costs as contemplated under the original agreement.  The total capital cost estimate for the project, including AFUDC, Amended EPC Contract costs, and other development expenses, remains at $1.0 billion.  As of March 31, 2009, Cleco Power had incurred approximately $908.3 million in project costs, including AFUDC.  Under the Amended EPC Contract, Shaw is subject to payment of liquidated damages if certain operating performance criteria and schedule dates are not met.  The Amended EPC Contract allows for termination at Cleco Power’s sole discretion, which would require payment of termination fees, or if certain milestones, approvals, or other typical commercial terms and conditions are not met.  As of March 31, 2009, the maximum termination costs would have been $790.1 million or an additional $27.9 million more than the capital expended to date.  In support of its performance obligations, Shaw has provided a $58.9 million letter of credit to Cleco Power.  In addition to the letter of credit, Shaw also posted a $200.0 million payment and performance bond in favor of Cleco Power in support of its performance obligations under the Amended EPC Contract.  The Amended EPC Contract also provides for Shaw to: (a) allow retention, or (b) issue an additional letter of credit, in an amount equal to 7.5% of the payments made by Cleco Power under the contract. Effective March 31, 2009, Shaw had issued an additional letter of credit in the amount of $56.4 million with no retained amounts outstanding.  The retention and letters of credit are provided in support of Shaw’s potential payment of liquidated damages, or other payment performance obligations.  The Amended EPC Contract also provides in the event Cleco Power does not maintain a senior unsecured credit rating of either: (i) Baa3 or better from Moody’s or (ii) BBB- or better from Standard & Poor’s, Cleco Power will be required to provide a letter of credit to Shaw in the amount of $20.0 million. In the event of further downgrade to both of its credit ratings to: (i) Ba2 or below from Moody’s, and (ii) BB or below from Standard & Poor’s, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw.
In December 2008, Cleco Power received correspondence from Shaw requesting recovery of $12.3 million in force majeure related costs and a schedule extension of fifteen days allegedly incurred as a result of Hurricanes Gustav and Ike.  Shaw has since withdrawn its cost estimate but has informed Cleco Power that it will resubmit a cost estimate after completion of further analysis.  The Registrants do not believe the resolution of this potential claim will have a material adverse impact to the Registrants’ results of operations or financial condition. Additionally, the Registrants do not believe the resolution of this potential claim will have a material adverse impact on the cost of Rodemacher Unit 3.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

Lignite Deferral
At March 31, 2009, and December 31, 2008, Cleco Power had $26.1 million and $26.8 million, respectively, in deferred costs remaining uncollected.
For additional information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Oxbow Lignite Mine Acquisition
In April 2009, Cleco Power entered into an agreement with SWEPCO to purchase the Oxbow Lignite Company from North American Coal Corporation (NAC).  The purchase price of approximately $42.0 million includes the lignite reserves, mining equipment, and related assets and permits.  Cleco Power’s portion of the purchase price is approximately $12.9 million for the lignite reserves.  The lignite reserves of approximately 120 million tons acquired under this agreement are expected to fuel the Dolet Hills Power Station through 2026.  SWEPCO’s subsidiary, Dolet Hills Lignite Company, LLC, will operate the new mine along with its current operations at the Dolet Hills Lignite Mine on similar terms.  The existing Red River Lignite Supply and Transportation Agreement with NAC will terminate upon the closing of this transaction.

Acadiana Load Pocket
In September 2008, Cleco Power entered into an agreement with Lafayette Utilities System, a municipal utility, and Entergy Gulf States Louisiana, a subsidiary of Entergy Corporation, to upgrade interconnected transmission systems in south Louisiana.  The project received the LPSC’s approval in February 2009 and confirmation that it is in the public’s interest.  Also in February 2009, approval was received from Southwest Power Pool, Cleco Power’s reliability coordinator, to begin construction.  The joint project includes expanding and upgrading the electric transmission infrastructure in south central Louisiana in an area known as the “Acadiana Load Pocket.”
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
For additional information on Cleco Power’s electric service franchises, please read “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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
On January 7, 2009, the EPA issued guidance directing state permitting authorities to make case-by-case Maximum Achievable Control Technology (MACT) determinations, consistent with the requirements of Section 112(g) of the Clean Air Act (CAA), for coal- and oil-fired electric generating units (EGUs) that began actual construction or reconstruction between March 29, 2005 and March 14, 2008.  Rodemacher Unit 3 is a unit that began construction between the dates in question, and was permitted as a “minor source” within the context of what constitutes hazardous air pollutants under Section 112(g) rules.  On March 18, 2009, Cleco received a letter from the Louisiana Department of Environmental Quality (LDEQ) concurring with Cleco's position that case-by-case MACT does not apply to Rodemacher Unit 3.
On March 19, 2008, Cleco Power received a consolidated compliance order and notice of potential penalty (CO/NOPP) from the LDEQ for alleged violations of the air quality rules at its Dolet Hills and Rodemacher Power Stations.  On May 15, 2008, Cleco Power and the LDEQ entered into a dispute resolution agreement to give the parties additional time to discuss resolution of this CO/NOPP.  Cleco has been working with the agency to resolve the CO/NOPP and both parties have extended the dispute resolution agreement to May 15, 2009.  Cleco continues to negotiate a settlement with the LDEQ and anticipates reaching a final agreement by the new deadline.  Cleco is unable to determine what the final settlement with the LDEQ will entail.
On April 1, 2009 the U.S. Supreme Court held that the EPA has discretion to consider costs relative to benefits in developing cooling water intake structure (CWIS) regulations under section 316(b) the Clean Water Act.  The decision gives the EPA the option to retain substantial features of its July 2004 “Phase II” CWIS final rule, which set reasonable national

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

performance standards for existing electric generating facilities, while also allowing variances based on cost-benefit considerations. This decision by the high court does not require that the new rule being re-written by the EPA contain a cost-benefit provision as the suspended Phase II Rule had allowed.  It simply allows the EPA to include this method in this upcoming rulemaking.  Even with the high court’s ruling, until the EPA finalizes its new Phase II rules, Cleco remains uncertain which technology options will be required for its facilities.
Recent catastrophic events involving coal ash at the Tennessee Valley Authority’s coal ash management impoundments have prompted closer scrutiny by the EPA of coal ash management facilities.  Cleco Power has received a formal request for information under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act regarding the safety and structural integrity of its coal ash management units.  Any new, stricter requirements imposed on coal ash management units by the EPA could increase the cost of operating existing units or require them to be upgraded.  At this time, management is unable to determine whether the costs associated with potential stricter requirements will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Recent Accounting Standards
For a discussion of recent accounting standards, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Recent Accounting Standards” of this form 10-Q, which discussion is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

Cleco’s critical accounting policies include those accounting policies that are both important to Cleco’s financial condition and results of operations and those that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation’s segments or to Cleco as a consolidated entity.  The financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require Cleco to make estimates and assumptions.  Estimates and assumptions about future events and their effects cannot be made with certainty.  Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment.  Actual results may differ significantly from these estimates under different assumptions or conditions.  For a discussion of Cleco’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three months ended March 31, 2009, and March 31, 2008. The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2009 and the first quarter of 2008.  Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2009 and the first quarter of 2008, see “— Results of Operations — Comparison of the Three Months Ended March 31, 2009, and 2008 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

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
Cleco monitors credit risk exposure through reviews of counterparty credit quality, aggregate counterparty credit exposure, and aggregate counterparty concentration levels.  Cleco manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary.  Cleco Power has agreements in place with various counterparties that authorize the netting of financial transactions and contract payments to mitigate credit risk for transactions entered into for risk management purposes.
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
At March 31, 2009, Cleco had $95.0 million principal amount of long-term variable-rate debt outstanding under its $150.0 million five-year credit facility at a weighted average interest rate of 1.074%.  The borrowings under the credit facility are considered long-term as the credit facility does not expire until 2011.  The borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.  The existing borrowings had 30-day terms and matured on April 17, 2009 and April 30, 2009.  The amounts of the borrowings were renewed at maturity, rather than repaid.  Each 1% increase in the interest rate applicable to such debt would have resulted in a $1.0 million decrease in pre-tax earnings of Cleco.  Cleco had no short-term variable-rate debt as of March 31, 2009.

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities.  Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), regulatory compliance staff, as well as monitoring by a risk management committee comprised of officers and the General Manager – Internal Audit, who are appointed by Cleco Corporation’s Board of Directors.  VaR limits are recommended by the Risk Management Committee and monitored through a daily risk report that identifies the current VaR, market conditions.
During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  At March 31, 2009, the positions had a negative mark-to-market value of $1.4 million, which is a decrease of $1.2 million from the negative mark-to-market value

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

of $0.2 million at December 31, 2008.  In addition, these positions resulted in a realized loss of $0.3 million for the three months ended March 31, 2009.  In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in the market value of open natural gas positions and ultimately in Cleco Power’s future earnings.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power has entered into positions to mitigate the volatility in customer fuel costs, as encouraged by an LPSC order.  Cleco Power’s fuel stabilization policy targets higher levels of minimum hedging percentages and mitigates the volatility in customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles.  Based on market prices at March 31, 2009, the net mark-to-market impact related to open natural gas positions was a loss of $72.7 million.  Deferred losses relating to closed natural gas positions at March 31, 2009, and December 31, 2008, totaled $6.8 million and $6.4 million, respectively.
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
Based on these assumptions, the VaR relating to Cleco Power’s hedge transactions for the three months ended March 31, 2009, as well as the VaR at December 31, 2008, is summarized below:

	FOR THE THREE MONTHS ENDED MARCH 31, 2009			AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2009	2008
Economic hedges	$268.1	$123.3	$175.8	$197.4	$239.0
Fuel cost hedges	$7,292.8	$3,152.5	$4,714.9	$5,453.1	$6,519.0

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
As of March 31, 2009, Cleco Power had no long-term or short-term variable-rate debt outstanding.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4 AND 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, each of Cleco Corporation’s and Cleco Power’s management has evaluated, as of the end of the period covered by this report, with the supervision and participation of each of Cleco Corporation’s and Cleco Power’s chief executive officer and chief financial officer, the effectiveness of Cleco Corporation’s and Cleco Power’s disclosure controls and procedures as defined by Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (Disclosure Controls), as the case may be.  Based on that evaluation, such officers concluded that each of Cleco Corporation’s and Cleco Power’s disclosure controls were effective as of the date of that evaluation.
During Cleco Corporation’s and Cleco Power’s first fiscal quarter of 2009, there have been no changes in either Cleco Corporation’s and Cleco Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, respectively, each of Cleco Corporation’s and Cleco Power’s internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

CLECO

For information on legal proceedings affecting Cleco, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER

For information on legal proceedings affecting Cleco Power, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report on Form 10-K”).  For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2008 Annual Report on Form 10-K.

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

ITEM 6.     EXHIBITS
CLECO CORPORATION
10.1	Form of Cleco Corporation Executive Employment Agreement (Level 1) (incorporated by reference to Exhibit 10.1 of Cleco Corporation Form 8-K (file no. 1-15759), filed with the SEC on January 9, 2009).
10.2
2010 Long-Term Incentive Compensation Plan, effective as of January 1, 2010 (incorporated by reference to Appendix C to Cleco Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders held on April 24, 2009 (file no. 1-15759), filed with the SEC on March 12, 2009)

12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three- and twelve-month periods ended March 31, 2009, for Cleco Corporation

31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO POWER
10.1	Form of Cleco Corporation Executive Employment Agreement (Level 1) (incorporated by reference to Exhibit 10.1 of Cleco Power Form 8-K (file no. 1-05663), filed with the SEC on January 9, 2009).
10.3	Cleco Power LLC 401(k) Savings and Investment Plan, Amendment Number 5 and Plan of Merger with the Cleco Energy LLC 401(k) Savings Investment Plan, effective March 1, 2009
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three- and twelve-month periods ended March 31, 2009, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President, Chief Accounting Officer & Interim CFO

Date:  May 6, 2009

CLECO CORPORATION
CLECO POWER	2009 1ST QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President, Chief Accounting Officer & Interim CFO

Date:  May 6, 2009