Form 10-Q
period 2009-06-30
CLECO POWER LLC; CLECO CORP
filed 2009-08-05
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
__________________

FORM 10-Q

       ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☒    No ☐

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether Cleco Corporation is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
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
Large accelerated filer ☐           Accelerated filer ☐                  Non-accelerated filer ☒  (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒
Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at July 31, 2009

Cleco Corporation	Common Stock, $1.00 Par Value	60,476,642

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

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

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 18	Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28
FIN 39	Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105
FIN 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46R	Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
FIN 48	Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109
FSP	FASB Staff Position
FSP EITF No. 03-6-1	Determining Whether Instruments Granted in Shared Based Payment Transactions Are Participating Securities
FSP No. FAS 107-1 and APB 28-1	Interim Disclosures about Fair Value of Financial Instruments
FSP No. FAS 115-2 and FAS 124-2	Recognition and Presentation of Other-Than-Temporary Impairments
FSP No. FAS 132(R)-1	Employers’ Disclosures about Postretirement Benefit Plan Assets
FSP No. FAS 141(R)-1	Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies
FSP No. FAS 142-3	Determining the Useful Life of Intangible Assets
FSP No. FAS 157-4	Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
FSP No. FIN 39-1	Amendment of FASB Interpretation No. 39
GAAP	Generally Accepted Accounting Principles in the United States

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection Agreement and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
JPMVEC	J.P. Morgan Ventures Energy Corporation. In September 2008, Bear Energy was merged into JPMVEC.
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
Not meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%.
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyls
Perryville
Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation.  Prior to February 1, 2007, Perryville was a wholly owned subsidiary of Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream.

Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 3	A 600-MW solid-fuel generating unit under construction by Cleco Power at its existing Rodemacher plant site in Boyce, Louisiana
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 5	Accounting for Contingencies
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 107	Disclosures about Fair Value of Financial Instruments
SFAS No. 109	Accounting for Income Taxes
SFAS No. 123(R)	Share-Based Payment
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 132(R)	Employers’ Disclosures about Postretirement Benefit Plan Assets
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 141(R)	Business Combinations
SFAS No. 142	Goodwill and Other Intangible Assets
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 157	Fair Value Measurements
SFAS No. 161	Disclosures about Derivative Instruments and Hedging Activities
SFAS No. 162	The Hierarchy of Generally Accepted Accounting Principles
SFAS No. 165	Subsequent Events
SFAS No. 166	Accounting for Transfers of Financial Assets – an amendment of FASB Statement 140
SFAS No. 167	Consolidation of Variable Interest Entities, an amendment to FIN 46R
SFAS No. 168	The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
VaR	Value-at-risk
Williams	Williams Power Company, Inc.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results.  All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements, including, without limitation, statements regarding the construction, timing, and cost of Rodemacher Unit 3; timing and outcome of Cleco Power’s proposed new rate plan; JPMVEC’s performance under the Evangeline Tolling Agreement; future capital expenditures; projections; business strategies; goals; competitive strengths; market and industry developments; development and operation of facilities; future environmental regulations and remediation liabilities; and the anticipated outcome of various regulatory and legal proceedings.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

▪
Factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage (such as hurricanes and other storms); unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs, cost of and reliance on natural gas as a component of Cleco’s generation fuel mix and their impact on competition and franchises, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; decreased customer load; environmental incidents; environmental compliance costs; power transmission system constraints; or the outcome of Cleco Power’s proposed new rate plan filed with the LPSC in July 2008;

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

▪
Economic conditions, including the ability of customers to continue paying for utility bills, related growth and/or down-sizing of businesses in Cleco’s service area, monetary fluctuations, changes in commodity prices, and inflation rates;

▪	The current global financial crisis and U.S. recession;

▪	Credit ratings of Cleco Corporation, Cleco Power, and Evangeline;

▪	Ability to remain in compliance with debt covenants;

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

▪
Legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects, including Rodemacher Unit 3, the joint project to upgrade the Acadiana Load Pocket transmission system, and Cleco Power’s acquisition of 50 percent of Acadia;

▪	Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters;

▪	Changes in federal, state, or local laws, and changes in tax laws or rates, regulating policies or environmental laws and regulations; and

▪	Ability of Cleco Power to recover, from its retail customers, the costs of compliance with environmental laws and regulations.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2009	2008
Operating revenue
Electric operations	$195,651	$259,581
Other operations	8,712	12,758
Affiliate revenue	2,863	2,448
Operating revenue	207,226	274,787
Operating expenses
Fuel used for electric generation	50,326	22,887
Power purchased for utility customers	56,547	151,949
Other operations	25,941	22,862
Maintenance	14,766	14,589
Depreciation	19,479	19,336
Taxes other than income taxes	8,300	9,455
Total operating expenses	175,359	241,078
Operating income	31,867	33,709
Interest income	271	1,258
Allowance for other funds used during construction	17,538	14,993
Equity loss from investees	(3,125)	(2,365)
Other income	1,633	91
Other expense	(480)	(1,377)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount, net of capitalized interest	20,150	14,947
Allowance for borrowed funds used during construction	(6,421)	(5,026)
Total interest charges	13,729	9,921
Income before income taxes	33,975	36,388
Federal and state income tax expense	6,949	6,999
Net income	27,026	29,389
Preferred dividends requirements, net of tax	12	12
Net income applicable to common stock	$27,014	$29,377
Average shares of common stock outstanding
Basic	60,175,528	59,998,227
Diluted	60,451,665	60,168,947
Basic earnings per share
From continuing operations	$0.45	$0.49
Net income applicable to common stock	$0.45	$0.49
Diluted earnings per share
From continuing operations	$0.45	$0.49
Net income applicable to common stock	$0.45	$0.49
Cash dividends paid per share of common stock	$0.225	$0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008
Net income	$27,026	$29,389
Other comprehensive income (loss), net of tax:
Net unrealized loss from available-for-sale securities (net of tax benefit of $18 in 2008)	-	(29)
Amortization of post-retirement benefit net gain (loss) (net of tax benefit of $14 in 2009 and $8 in 2008)	1	(5)
Other comprehensive income (loss)	1	(34)
Comprehensive income, net of tax	$27,027	$29,355
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2009	2008
Operating revenue
Electric operations	$398,517	$469,462
Other operations	15,820	22,821
Affiliate revenue	5,825	5,054
Operating revenue	420,162	497,337
Operating expenses
Fuel used for electric generation	138,629	68,423
Power purchased for utility customers	102,265	241,743
Other operations	50,892	45,138
Maintenance	25,325	24,702
Depreciation	38,613	38,686
Taxes other than income taxes	15,333	18,286
Gain on sales of assets	-	(99)
Total operating expenses	371,057	436,879
Operating income	49,105	60,458
Interest income	682	2,875
Allowance for other funds used during construction	34,529	28,677
Equity loss from investees	(14,876)	(6,939)
Other income	2,674	157
Other expense	(1,332)	(2,046)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount, net of capitalized interest	41,466	29,265
Allowance for borrowed funds used during construction	(12,634)	(9,603)
Total interest charges	28,832	19,662
Income before income taxes	41,950	63,520
Federal and state income tax expense	8,275	12,060
Net income	33,675	51,460
Preferred dividends requirements, net of tax	23	23
Net income applicable to common stock	$33,652	$51,437
Average shares of common stock outstanding
Basic	60,132,358	59,948,801
Diluted	60,279,903	60,068,682
Basic earnings per share
From continuing operations	$0.56	$0.86
Net income applicable to common stock	$0.56	$0.86
Diluted earnings per share
From continuing operations	$0.56	$0.86
Net income applicable to common stock	$0.56	$0.86
Cash dividends paid per share of common stock	$0.450	$0.450
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008
Net income	$33,675	$51,460
Other comprehensive income (loss), net of tax:
Net unrealized loss from available-for-sale securities (net of tax benefit of $27 in 2008)	-	(43)
Amortization of post-retirement benefit net gain (loss) (net of tax benefit of $27 in 2009 and $15 in 2008)	3	(9)
Other comprehensive income (loss)	3	(52)
Comprehensive income, net of tax	$33,678	$51,408
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2009	AT DECEMBER 31, 2008
Assets
Current assets
Cash and cash equivalents	$41,996	$97,483
Restricted cash	31,874	62,311
Customer accounts receivable (less allowance for doubtful accounts of $2,085 in 2009 and $1,632 in 2008)	41,577	40,677
Accounts receivable – affiliate	13,247	3,428
Other accounts receivable	32,174	34,209
Taxes receivable	10,193	13,663
Unbilled revenue	26,718	19,713
Fuel inventory, at average cost	69,847	57,221
Material and supplies inventory, at average cost	40,472	37,547
Risk management assets, net	7,871	368
Accumulated deferred fuel	51,466	69,154
Cash surrender value of company-/trust-owned life insurance policies	25,804	22,934
Prepayments	2,121	3,751
Regulatory assets – other	2,553	2,553
Other current assets	1,881	1,367
Total current assets	399,794	466,379
Property, plant and equipment
Property, plant and equipment	2,075,516	2,015,269
Accumulated depreciation	(971,521)	(948,581)
Net property, plant and equipment	1,103,995	1,066,688
Construction work in progress	1,057,608	978,598
Total property, plant and equipment, net	2,161,603	2,045,286
Equity investment in investees	248,485	249,144
Prepayments	5,502	6,067
Restricted cash	38,815	40,671
Regulatory assets and liabilities – deferred taxes, net	208,143	174,804
Regulatory assets – other	160,932	158,206
Intangible asset	162,452	167,826
Other deferred charges	32,045	32,821
Total assets	$3,417,771	$3,341,204
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT JUNE 30, 2009	AT DECEMBER 31, 2008
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$11,087	$63,546
Accounts payable	83,154	117,337
Retainage	28	12,734
Accounts payable – affiliate	2,861	8,229
Customer deposits	30,511	27,155
Interest accrued	11,123	16,787
Accumulated current deferred taxes, net	62,031	64,838
Risk management liability, net	29,858	30,109
Regulatory liabilities – other	131	392
Deferred compensation	5,791	5,118
Other current liabilities	13,146	14,588
Total current liabilities	249,721	360,833
Deferred credits
Accumulated deferred federal and state income taxes, net	371,559	373,825
Accumulated deferred investment tax credits	10,620	11,286
Postretirement benefit obligations	155,602	155,910
Regulatory liabilities – other	120,644	85,496
Restricted storm reserve	25,894	27,411
Uncertain tax positions	81,401	76,124
Other deferred credits	94,022	82,635
Total deferred credits	859,742	812,687
Long-term debt, net	1,238,757	1,106,819
Total liabilities	2,348,220	2,280,339
Commitments and Contingencies (Note 10)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,000 shares, issued 10,288 shares at June 30, 2009 and December 31, 2008, respectively	1,029	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,207,811 and 60,066,345 shares and outstanding 60,187,035 and 60,042,514 shares at June 30, 2009 and December 31, 2008, respectively	60,208	60,066
Premium on common stock	396,608	394,517
Retained earnings	621,902	615,514
Treasury stock, at cost, 20,776 and 23,831 shares at June 30, 2009 and December 31, 2008, respectively	(366)	(428)
Accumulated other comprehensive loss	(9,830)	(9,833)
Total common shareholders’ equity	1,068,522	1,059,836
Total shareholders’ equity	1,069,551	1,060,865
Total liabilities and shareholders’ equity	$3,417,771	$3,341,204
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008
Operating activities
Net income	$33,675	$51,460
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	63,658	42,436
Gain on sale of assets	-	(99)
Provision for doubtful accounts	1,365	1,228
Loss from equity investments	14,876	6,939
Unearned compensation expense	2,458	1,654
Allowance for other funds used during construction	(34,529)	(28,677)
Amortization of investment tax credits	(666)	(690)
Net deferred income taxes	(18,972)	(20,920)
Deferred fuel costs	16,600	(36,677)
Loss (gain) on economic hedges	631	(4,506)
Cash surrender value of company-/trust-owned life insurance	(1,940)	772
Changes in assets and liabilities:
Accounts receivable	(3,100)	(23,226)
Accounts and notes receivable, affiliate	(9,819)	2,020
Unbilled revenue	(7,005)	(6,446)
Fuel, materials and supplies inventory	(15,550)	(2,504)
Prepayments	1,892	1,971
Accounts payable	(25,610)	20,023
Accounts and notes payable, affiliate	(19,305)	(27,200)
Customer deposits	5,823	2,816
Post retirement benefit obligation	(308)	(1,201)
Regulatory assets and liabilities, net	31,972	22,297
Other deferred accounts	(23,421)	12,255
Retainage payable	(12,706)	8,291
Taxes accrued	17,182	19,583
Interest accrued	(5,664)	(9,309)
Risk management assets and liabilities, net	(10,237)	19,566
Other operating	(1,347)	1,256
Net cash (used in) provided by operating activities	(47)	53,112
Investing activities
Additions to property, plant and equipment	(131,690)	(190,841)
Allowance for other funds used during construction	34,529	28,677
Proceeds from sale of property, plant and equipment	366	287
Return of equity investment in investees	-	7,860
Equity investment in investees	(21,651)	-
Premiums paid on company-/trust-owned life insurance	(400)	(629)
Settlements received from insurance policies	-	941
Transfer of cash from (to) restricted accounts	32,294	(38,915)
Other investing	(2)	661
Net cash used in investing activities	(86,554)	(191,959)
Financing activities
Retirement of long-term obligations	(60,017)	(350,189)
Repayment of capital leases	(643)	(58)
Issuance of long-term debt	118,000	537,541
Deferred financing costs	-	(281)
Dividends paid on preferred stock	(23)	(23)
Dividends paid on common stock	(27,088)	(27,007)
Other financing	885	620
Net cash provided by financing activities	31,114	160,603
Net (decrease) increase in cash and cash equivalents	(55,487)	21,756
Cash and cash equivalents at beginning of period	97,483	129,013
Cash and cash equivalents at end of period	$41,996	$150,769
Supplementary cash flow information
Interest paid (net of amount capitalized)	$39,396	$24,893
Income taxes paid	$8,131	$40,180
Supplementary non-cash investing and financing activities
Issuance of treasury stock – LTICP	$62	$47
Issuance of common stock – LTICP/ESPP	$146	$23
Accrued additions to property, plant and equipment not reported above	$7,083	$22,737
Incurrence of capital lease obligation – barges	$22,050	$-
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008
Operating revenue
Electric operations	$195,651	$259,581
Other operations	8,688	12,714
Affiliate revenue	349	594
Operating revenue	204,688	272,889
Operating expenses
Fuel used for electric generation	50,326	22,887
Power purchased for utility customers	56,547	151,949
Other operations	24,229	21,706
Maintenance	13,675	13,645
Depreciation	19,184	19,007
Taxes other than income taxes	7,654	8,181
Total operating expenses	171,615	237,375
Operating income	33,073	35,514
Interest income	255	999
Allowance for other funds used during construction	17,538	14,993
Other income	204	115
Other expense	(443)	(518)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount	17,926	13,857
Allowance for borrowed funds used during construction	(6,421)	(5,026)
Total interest charges	11,505	8,831
Income before income taxes	39,122	42,272
Federal and state income taxes	8,916	9,610
Net income	$30,206	$32,662
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008
Operating revenue
Electric operations	$398,517	$469,462
Other operations	15,774	22,775
Affiliate revenue	697	1,102
Operating revenue	414,988	493,339
Operating expenses
Fuel used for electric generation	138,629	68,423
Power purchased for utility customers	102,265	241,743
Other operations	47,649	42,620
Maintenance	23,104	22,838
Depreciation	38,029	38,025
Taxes other than income taxes	15,363	15,995
Total operating expenses	365,039	429,644
Operating income	49,949	63,695
Interest income	658	1,576
Allowance for other funds used during construction	34,529	28,677
Other income	1,600	216
Other expense	(2,155)	(864)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount	39,275	26,065
Allowance for borrowed funds used during construction	(12,634)	(9,603)
Total interest charges	26,641	16,462
Income before income taxes	57,940	76,838
Federal and state income taxes	12,716	16,569
Net income	$45,224	$60,269
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2009	AT DECEMBER 31, 2008
Assets
Utility plant and equipment
Property, plant and equipment	$2,059,300	$1,999,119
Accumulated depreciation	(959,924)	(937,568)
Net property, plant and equipment	1,099,376	1,061,551
Construction work in progress	1,056,024	977,377
Total utility plant, net	2,155,400	2,038,928
Current assets
Cash and cash equivalents	31,875	91,542
Restricted cash	31,874	62,311
Customer accounts receivable (less allowance for doubtful accounts of $2,085 in 2009 and $1,632 in 2008)	41,577	40,677
Other accounts receivable	31,160	34,130
Taxes receivable	-	5,992
Accounts receivable – affiliate	2,096	2,059
Unbilled revenue	26,718	19,713
Fuel inventory, at average cost	69,847	57,221
Material and supplies inventory, at average cost	40,472	37,547
Risk management assets, net	7,871	368
Prepayments	1,919	3,099
Regulatory assets – other	2,553	2,553
Accumulated deferred fuel	51,466	69,154
Cash surrender value of life insurance policies	5,603	5,563
Other current assets	792	1,144
Total current assets	345,823	433,073
Prepayments	5,502	6,067
Restricted cash	38,718	40,574
Regulatory assets and liabilities – deferred taxes, net	208,143	174,804
Regulatory assets – other	160,932	158,206
Intangible asset	162,452	167,826
Other deferred charges	20,907	22,119
Total assets	$3,097,877	$3,041,597
Liabilities and member’s equity
Member’s equity	$959,221	$929,178
Long-term debt, net	1,120,757	1,076,819
Total capitalization	2,079,978	2,005,997
Current liabilities
Long-term debt due within one year	11,087	63,546
Accounts payable	79,916	109,450
Accounts payable – affiliate	6,181	7,536
Retainage	28	12,734
Customer deposits	30,511	27,155
Taxes accrued	56,739	-
Interest accrued	11,471	16,762
Accumulated deferred taxes, net	63,686	67,233
Risk management liability, net	29,858	30,109
Regulatory liabilities – other	131	392
Other current liabilities	10,339	10,200
Total current liabilities	299,947	345,117
Deferred credits
Accumulated deferred federal and state income taxes, net	330,569	337,148
Accumulated deferred investment tax credits	10,620	11,286
Postretirement benefit obligations	126,693	128,373
Regulatory liabilities – other	120,644	85,496
Restricted storm reserve	25,894	27,411
Uncertain tax positions	60,394	54,306
Other deferred credits	43,138	46,463
Total deferred credits	717,952	690,483
Total liabilities and member’s equity	$3,097,877	$3,041,597
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008
Operating activities
Net income	$45,224	$60,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,967	41,519
Provision for doubtful accounts	1,365	1,223
Unearned compensation expense	770	447
Allowance for other funds used during construction	(34,529)	(28,677)
Amortization of investment tax credits	(666)	(690)
Net deferred income taxes	(23,102)	(18,407)
Deferred fuel costs	16,600	(36,677)
Loss (gain) on economic hedges	631	(4,506)
Cash surrender value of company-owned life insurance	(523)	(211)
Changes in assets and liabilities:
Accounts receivable	(2,167)	(23,641)
Accounts and notes receivable, affiliate	84	(1,327)
Unbilled revenue	(7,005)	(6,446)
Fuel, materials and supplies inventory	(15,550)	(2,504)
Prepayments	2,227	1,455
Accounts payable	(20,878)	23,698
Accounts and notes payable, affiliate	(1,636)	17,878
Customer deposits	5,823	2,816
Post retirement benefit obligations	(1,680)	(349)
Regulatory assets and liabilities, net	31,972	22,297
Other deferred accounts	(25,688)	6,581
Retainage payable	(12,706)	8,291
Taxes accrued	62,731	14,406
Interest accrued	(5,291)	(4,973)
Risk management assets and liabilities, net	(10,237)	19,566
Other operating	331	566
Net cash provided by operating activities	50,067	92,604
Investing activities
Additions to property, plant and equipment	(131,262)	(190,258)
Allowance for other funds used during construction	34,529	28,677
Proceeds from sale of property, plant and equipment	366	286
Premiums paid on company-owned life insurance	-	(424)
Transfer of cash from (to) restricted accounts	32,294	(38,913)
Other investing	(1)	-
Net cash used in investing activities	(64,074)	(200,632)
Financing activities
Retirement of long-term obligations	(60,017)	(250,189)
Repayment of capital leases	(643)	(58)
Issuance of long-term debt	30,000	489,541
Distribution to parent	(15,000)	-
Deferred financing costs	-	(280)
Net cash (used in) provided by financing activities	(45,660)	239,014
Net (decrease) increase in cash and cash equivalents	(59,667)	130,986
Cash and cash equivalents at beginning of period	91,542	11,944
Cash and cash equivalents at end of period	$31,875	$142,930
Supplementary cash flow information
Interest paid (net of amount capitalized)	$38,643	$21,206
Income taxes paid	$8,104	$2,100
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment not reported above	$7,083	$22,737
Incurrence of capital lease obligation – barges	$22,050	$-
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Equity Investment in Investees	Cleco Corporation
Note 10	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 11	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 12	Intangible Asset	Cleco Corporation and Cleco Power
Note 13	Subsequent Event	Cleco Corporation and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Cleco has determined that it is not the primary beneficiary of Evangeline, Perryville, Attala, and Acadia.  Cleco determined it was not the primary beneficiary by examining all interests that could absorb expected losses and expected gains.  This examination used assumptions about the expected rate of inflation, changes in the market price of natural gas as compared to the market price of electricity, length of contracts, variability of revenue stream as compared to variability of expenses, and maximum exposure to loss.  These are considered variable interest entities.  In accordance with FIN 46R, Cleco reports its investment in these entities on the equity method of accounting.  As a result, the assets and liabilities of these entities are represented by one line item corresponding to Cleco’s equity investment in these entities.  The pre-tax results of operations of these entities are reported as equity income or loss from investees on Cleco Corporation’s Condensed Consolidated Statements of Income.  For additional information on the operations of these entities, see Note 9 — “Equity Investment in Investees.”

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

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At June 30, 2009, and December 31, 2008, $70.7 million and $103.0 million of cash, respectively, were restricted.  At June 30, 2009, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $1.9 million held in escrow for the construction of Cleco Power’s solid waste disposal facilities at Rodemacher Unit 3, $32.6 million reserved at Cleco Power for GO Zone project costs, $27.8 million reserved at Cleco Power for future storm restoration costs, and $8.3 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest, and principal on storm recovery bonds.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

Fair Value Measurements and Disclosures
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values.  Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or issuance.  Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes under generally accepted accounting principles.  Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the condensed consolidated balance sheets with their fair values disclosed without regard to the three levels.  For more information about fair value levels, see Note 4 — “Fair Value Accounting.”

Risk Management
Market risk inherent in Cleco Power’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas on different energy exchanges.  Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas.  Cleco uses SFAS No. 133 to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power has entered into certain financial transactions it considers economic hedges to mitigate the risk associated with the fixed-price power to be provided to a wholesale customer through December 2010.  The economic hedges cover approximately 98% of the estimated daily peak-hour power sales to the wholesale customer.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  For the three and six months ended June 30, 2009, and 2008, the following gains and losses related to these economic hedge transactions were recorded in other operations revenue.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008	2009	2008
Realized (loss) gain	$(534)	$679	$(882)	$788
Mark-to-market gain (loss)	512	2,736	(631)	4,506
Total (loss) gain	$(22)	$3,415	$(1,513)	$5,294

Cleco Power could experience realized losses in future periods as natural gas or power is purchased to meet its contractual obligations.
Cleco Power has entered into other positions to mitigate the volatility in customer fuel costs.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of risk management assets or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.  Based on market prices at June 30, 2009, and December 31, 2008, the net mark-to-market impact relating to these positions were losses of $52.2 million and $57.4 million, respectively.  The decreased loss is primarily due to the closing of certain natural gas positions and the addition of new hedge positions.  Deferred losses relating to closed natural gas positions at June 30, 2009, and December 31, 2008, totaled $8.4 million and $6.4 million, respectively.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options, and swap contracts.  These contracts/positions are used to mitigate the risks associated with the fixed-price power sales and volatility in customer fuel costs noted above.  At June 30, 2009, and December 31, 2008, Cleco Power had deposited collateral of $19.6 million and $16.5 million, respectively, to cover margin requirements relating to open natural gas futures, options, and swap positions.
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

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

				FOR THE THREE MONTHS ENDED JUNE 30
			2009			2008
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Net income	$27,026			$29,389
Deduct: non-participating stock dividends (4.5% preferred stock)	12			12
Basic earnings per share
Net income applicable to common stock	$27,014		$0.45	$29,377		$0.49
Total basic net income applicable to common stock	$27,014	60,175,528	$0.45	$29,377	59,998,227	$0.49
Effect of Dilutive Securities
Add: stock option grants		22,557			51,775
Add: restricted stock (LTICP)		253,580			118,945
Diluted earnings per share
Net income applicable to common stock	$27,014		$0.45	$29,377		$0.49
Total diluted net income applicable to common stock	$27,014	60,451,665	$0.45	$29,377	60,168,947	$0.49

				FOR THE SIX MONTHS ENDED JUNE 30
			2009			2008
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Net income	$33,675			$51,460
Deduct: non-participating stock dividends (4.5% preferred stock)	23			23
Basic earnings per share
Net income applicable to common stock	$33,652		$0.56	$51,437		$0.86
Total basic net income applicable to common stock	$33,652	60,132,358	$0.56	$51,437	59,948,801	$0.86
Effect of Dilutive Securities
Add: stock option grants		24,855			61,744
Add: restricted stock (LTICP)		122,690			58,137
Diluted earnings per share
Net income applicable to common stock	$33,652		$0.56	$51,437		$0.86
Total diluted net income applicable to common stock	$33,652	60,279,903	$0.56	$51,437	60,068,682	$0.86

During the first quarter of 2009, Cleco implemented FSP EITF No. 03-6-1 in connection with calculating basic earnings per share.  For additional information on Cleco’s implementation of FSP EITF No. 03-6-1, see Note 2 — “Recent Accounting Standards.”
Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price.  There were no stock option grants excluded from the computation of diluted earnings per share for the six months ended June 30, 2008, due to the average market price being higher than the exercise prices of the stock options.  Stock option grants excluded from the computation for the three and six months ended June 30, 2009, and three months ended June 30, 2008, are presented in the tables below.

	FOR THE THREE MONTHS ENDED JUNE 30, 2009
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$ 22.25-$24.25	$21.42	135,533

	FOR THE SIX MONTHS ENDED JUNE 30, 2009
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$ 22.25-$24.25	$21.69	135,533

	FOR THE THREE MONTHS ENDED JUNE 30, 2008
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$ 24.00-$24.25	$23.63	45,767

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

Stock-Based Compensation
At June 30, 2009, Cleco had one share-based compensation plan:  the LTICP.  Options or restricted shares of Cleco Corporation common stock, known as non-vested stock as defined by SFAS No. 123(R), common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
On January 30, 2009, Cleco granted 97,149 shares of non-vested stock and 74,253 common stock equivalent units to certain officers, key employees, and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
		FOR THE THREE MONTHS ENDED JUNE 30,				FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008	2009	2008	2009	2008	2009	2008
Equity classification
Non-vested stock	$480	$330	$122	$80	$1,055	$783	$281	$197
Stock options	12	14	-	-	25	28	-	-
Total	$492	$344	$122	$80	$1,080	$811	$281	$197
Liability classification
Common stock equivalent units	$211	$781	$74	$297	$1,174	$677	$489	$250
Total pre-tax compensation expense	$703	$1,125	$196	$377	$2,254	$1,488	$770	$447
Tax benefit (excluding income tax gross-up)	$271	$433	$75	$145	$867	$573	$296	$172

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
In February 2009, the SEC issued its final rules requiring public companies to provide the SEC with supplemental financial information in interactive data format using eXtensible Business Reporting Language or XBRL.  The information will be provided as an exhibit to the related SEC filing.  The Registrants are required to include certain financial information in XBRL format in certain SEC filings beginning with the fiscal period ending June 30, 2010.
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

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  If the fair value of a debt security is less than its amortized value, this FSP requires companies to assess whether the impairment is recognized depending on a combination of its intent to sell the security and its ability to hold the security until recovery of its amortized cost basis.  If an entity intends to sell the debt security or it is more likely than not the entity will be required to sell the security, an other-than-temporary impairment is considered to have occurred and an impairment expense equal to the difference between fair market value and amortized costs should be recognized.  If an entity does not intend to sell the security and it is not more likely than not the entity will be required to sell the security, then the entity will only recognize the credit loss as an expense.  The amount of loss relating to other factors will be recognized as a reduction in other comprehensive income.  This FSP also includes guidance on calculating credit loss and additional disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The implementation of this FSP did not have an impact on the financial condition and results of operations of the Registrants.
On April 9, 2009, FASB issued FSP No. FAS 157-4 which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP applies to all assets and liabilities within the scope of SFAS No. 157.  When weighing indications of fair value resulting from the use of multiple valuation techniques, a reporting entity shall consider the reasonableness of the range of fair value estimates.  The objective is to determine the point within that range that is most representative of fair value under current market conditions.  A reporting entity shall evaluate the circumstances to determine whether the transaction is orderly based on the weight of the evidence.  In its determinations, a reporting entity need not undertake all possible efforts, but shall not ignore information that is available without undue cost and effort.  A reporting entity would be expected to have sufficient information to conclude whether a transaction is orderly when it is party to the transaction.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The implementation of this FSP did not have an impact on the financial condition and results of operations of the Registrants.
On April 9, 2009, FASB issued FSP No. FAS 107-1 and APB 28-1 which require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies.  This FSP applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies.  A publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  This FSP shall be effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  Since the adoption of this FSP is only a change in disclosure, the adoption of the FSP did not have any effect on the financial condition or results of operation of the Registrants.
On June 4, 2009, FASB issued SFAS No. 165 which gives guidance on accounting for events occurring subsequent to the balance sheet date, but before the issuance of financial statements.  Certain subsequent events would require an entity to make adjustments to the financial statements and disclosure, whereas other events would only require disclosure.  Additionally, all entities are required to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009.  The implementation of this statement did not have an impact on the financial condition or results of operations of the Registrants.
On June 12, 2009, FASB issued SFAS No. 166 which is anticipated to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This statement is effective for fiscal years beginning after November 15, 2009.  The implementation of this statement is not expected to have an impact on the financial condition or results of operations of the Registrants.
On June 12, 2009, FASB issued SFAS No. 167 which amends FIN 46R to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  In order to be the primary beneficiary of a variable interest entity, an enterprise must have (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Along with these criteria, an enterprise is now required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining (a) above.  Also, the enterprise is required to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The quantitative approach previously required for determining the primary beneficiary has been eliminated.  Additional disclosures are now required in order

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  This statement is effective for the first fiscal year beginning after November 15, 2009.  Management is currently evaluating the impact this statement will have on the financial condition and results of operations of the Registrants.
On June 29, 2009, FASB issued SFAS No. 168 which replaces SFAS No. 162, which identified the sources of accounting principles and the framework for selecting them.  The FASB Accounting Standards Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Note 3 — Regulatory Assets and Liabilities

Cleco Power follows SFAS No. 71, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
The following chart summarizes Cleco Power’s regulatory assets and liabilities at June 30, 2009, and December 31, 2008:

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Regulatory assets and liabilities – deferred taxes, net	$208,143	$174,804
Deferred mining costs	$25,490	$26,811
Deferred interest costs	7,590	7,779
Deferred asset removal costs	685	658
Deferred postretirement plan costs	111,251	112,213
Deferred tree trimming costs	9,420	5,915
Deferred training costs	3,522	2,520
Deferred storm surcredit, net	5,527	4,863
Regulatory assets – other	$163,485	$160,759
Deferred fuel transportation revenue	$(131)	$(392)
Deferred construction carrying costs	(120,644)	(85,496)
Regulatory liabilities – other	$(120,775)	$(85,888)
Deferred fuel and purchased power	51,466	69,154
Total regulatory assets and liabilities, net	$302,319	$318,829

Deferred Taxes
Cleco Power has recorded a net regulatory asset related to deferred income taxes in accordance with SFAS No. 109.  The regulatory asset or liability is recorded under SFAS No. 71 and represents the effect of tax benefits or detriments that must be flowed through to customers as they are received or paid.  Generally, the recovery periods for regulatory assets and liabilities are based on assets’ lives, which are typically 30 years or greater.  The amounts deferred are attributable to differences between book and tax recovery periods.  At June 30, 2009, Cleco Power had regulatory assets and liabilities – deferred taxes, net of $208.1 million.  The $33.3 million increase from December 31, 2008, was primarily the result of the collection and deferral of carrying costs for Cleco Power’s construction of Rodemacher Unit 3.

Deferred Tree Trimming Costs
In January 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset which is being charged with actual expenditures at Cleco Power’s grossed-up rate of return for costs incurred to trim, cut, or remove trees that were damaged by Hurricanes Katrina and Rita, but were not addressed as part of the restoration efforts. The amount of expenditures subject to deferral as a regulatory asset was limited to $12.0 million by the LPSC.  Recovery of these expenditures was requested in Cleco Power’s base rate application filed on July 14, 2008, and will be covered by the rate case settlement.  At June 30, 2009, Cleco Power had deferred $9.4 million in tree trimming expenditures.

Deferred Training Costs
In February 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset which is being charged with training costs associated with existing processes and technology for new employees at Rodemacher Unit 3.  Recovery of these expenditures was requested in Cleco Power’s base rate application filed on July 14, 2008, and will be covered by the rate case settlement.  At June 30, 2009, Cleco Power had deferred $3.5 million of Rodemacher Unit 3 training costs.

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
As a result of the settlement with the LPSC, Cleco Power was required to implement a surcredit when funds were withdrawn from the restricted storm reserve.  In October 2008, Cleco Power withdrew funds from the restricted storm reserve to pay for damage caused by Hurricanes Gustav and Ike resulting in the establishment of a surcredit.  However, rather than refunding this amount, Cleco Power requested and received approval from the LPSC to replenish the restricted storm reserve.  At June 30, 2009, Cleco Power had $5.5 million in deferred storm surcredit, net.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

Deferred Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit.  In any calendar year during the construction period, the amount collected from customers is not to exceed 6.5% of Cleco Power’s projected retail revenues.  Cleco Power began collection of the carrying costs in May 2006.  For the three- and six-month periods ended June 30, 2009, Cleco Power collected $19.4 million and $35.1 million, respectively, compared to $16.3 million and $28.1 million for the three- and six-month periods ended June 30, 2008, respectively.  A regulatory liability was established for the carrying costs due to the terms of the LPSC order which requires Cleco Power, as part of its base rate application to recover Rodemacher Unit 3 ownership costs, to submit a plan to return to customers the carrying costs over a shorter period than the life of the Rodemacher Unit 3 asset.  In July 2009, Cleco Power notified the Administrative Law Judge that Cleco Power, the LPSC Staff, and the intervenors in Cleco Power’s retail base rate case had made significant progress toward a full resolution of all issues in the case and that the parties anticipate they will be successful in their efforts to achieve an uncontested stipulated settlement in the case.

Deferred Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  For the three months ended June 30, 2009, approximately 94% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.  Deferred fuel and purchased power costs recorded at June 30, 2009, and December 31, 2008, were under-recoveries of $51.5 million and $69.2 million, respectively, and are scheduled to be collected from customers in future months.  The $17.7 million decrease in the unrecovered funds was primarily the result of the collection of $14.8 million in additional fuel and purchased power costs.  In addition, the increase in the mark-to-market on natural gas hedge positions contributed $5.2 million of decreased losses due to the closing of certain natural gas positions and the addition of future hedge positions.  The decrease in the loss was partially offset by a $2.0 million increase in losses on closed natural gas hedge positions due to a decrease in natural gas prices since December 31, 2008.  For additional information on Cleco Power’s treatment of natural gas hedges, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”

Note 4 — Fair Value Accounting

The amounts reflected in the Condensed Consolidated Balance Sheets of Cleco and Cleco Power at June 30, 2009, and December 31, 2008, for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco and Cleco Power’s long-term debt and Cleco’s nonconvertible preferred stock are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt and by Cleco for preferred stock with similar maturities.
The estimated fair value of energy market positions is based upon observed market prices when available.  When such market prices are not available, management estimates market value at a discrete point in time by assessing market conditions and observed volatility.  These estimates are subjective in nature and involve uncertainties.  Therefore, actual results may differ from these estimates.

Cleco
		AT JUNE 30,	AT DECEMBER 31,
		2009		2008
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$41,996	$41,996	$97,483	$97,483
Restricted cash	$70,689	$70,689	$102,982	$102,982
Long-term debt, excluding debt issuance costs	$1,232,298	$1,214,714	$1,172,874	$1,110,171
Preferred stock not subject to mandatory redemption	$1,029	$679	$1,029	$699

			AT JUNE 30,		AT DECEMBER 31,
			2009			2008
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED GAINS (LOSSES) DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED GAINS (LOSSES) DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy market positions
Assets	$138,950	$(35,155)	$103,441	$159,432	$(47,293)	$117,851
Liabilities	$199,536	$(17,916)	$181,620	$221,083	$(10,315)	$210,768

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

Cleco Power
		AT JUNE 30,	AT DECEMBER 31,
		2009		2008
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$31,875	$31,875	$91,542	$91,542
Restricted cash	$70,592	$70,592	$102,885	$102,885
Long-term debt, excluding debt issuance costs	$1,114,298	$1,096,714	$1,142,874	$1,080,171

			AT JUNE 30,		AT DECEMBER 31,
			2009			2008
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED GAINS (LOSSES) DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED GAINS (LOSSES) DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy market positions
Assets	$138,950	$(35,155)	$103,441	$159,432	$(47,293)	$117,851
Liabilities	$199,536	$(17,916)	$181,620	$221,083	$(10,315)	$210,768

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
At June 30, 2009, Cleco and Cleco Power were exposed to concentration of credit risk through their short-term investments classified as cash equivalents.  Cleco had $10.0 million in short-term investments in an institutional money market fund.  If the money market funds failed to perform under the terms of the investment, Cleco would be exposed to a loss of the invested amounts.  Cleco Power had $28.0 million in short-term investments in several institutional money market funds.  If the money market funds failed to perform under the terms of the investments, Cleco Power would be exposed to a loss of the invested amounts.  Collateral on these types of investments is not required by either Cleco or Cleco Power.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  Money market funds must have at least $1.0 billion in assets under management; must have been in existence for not less than two years; must have portfolios not comprised of more than 50% of securities issued by foreign entities; and must be rated in the top two ratings’ categories by at least one nationally recognized rating agency.  Commercial paper must be issued by a company with headquarters in the U.S. which is rated not less than A1 by Standard & Poor’s or P1 by Moody’s.  For split-rated issuers, the second rating must not be lower than either A2 or P2; the issuer’s long-term debt must be rated not lower than A by Standard & Poor’s or A2 by Moody’s; and the issuer cannot be on negative credit watch.  Investments in commercial paper rated A2 by Standard & Poor’s or P2 by Moody’s may be made if approved by the appropriate level of management.
Cleco Power was exposed to concentration of credit risk through its energy marketing assets.  At June 30, 2009, Cleco Power had energy marketing assets with an estimated fair value of $103.4 million.  These energy marketing assets represent open natural gas purchase positions, primarily financial hedge transactions.  Cleco Power entered into these positions to mitigate the volatility in the cost of fuel purchased for utility generation and the risk associated with the fixed-price power that is being provided to a wholesale customer through December 2010.  If the counterparties to these assets fail to perform under the terms of the investment, Cleco would be exposed to a loss of $103.4 million.  For information about credit risk management and how these risks are mitigated on energy marketing assets, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”

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

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

Cleco
CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Derivatives	$305	$9	$296	$-	$3,687	$-	$3,687	$-
Institutional money market funds	108,548	-	108,548	-	204,789	-	204,789	-
Total	$108,853	$9	$108,844	$-	$208,476	$-	$208,476	$-

CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Derivatives	$53,376	$16,132	$37,244	$-	$61,295	$13,757	$47,538	$-

Cleco Power
CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Derivatives	$305	$9	$296	$-	$3,687	$-	$3,687	$-
Institutional money market funds	98,548	-	98,548	-	198,989	-	198,989	-
Total	$98,853	$9	$98,844	$-	$202,676	$-	$202,676	$-

CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Derivatives	$53,376	$16,132	$37,244	$-	$61,295	$13,757	$47,538	$-

The derivative assets and liabilities are classified as either current or non-current depending on when the positions close.  All derivative current assets and current liabilities are reported as a net current risk management asset or liability.  All derivative non-current assets and non-current liabilities are reported net in other deferred charges or other deferred credits.  Net presentation is appropriate due to the right of offset included in the master netting agreements.  In accordance with FSP No. FIN 39-1, the net current and net non-current derivative positions are netted with the applicable margin deposits.  At June 30, 2009, a net current risk management asset of $7.9 million represented current deferred options.  At June 30, 2009, a net current risk management liability of $29.9 million represented the current derivative positions of $47.5 million reduced by current margin deposits of $17.6 million.  The non-current liability derivative positions of $5.6 million, reduced by non-current margin deposits of $2.0 million were recorded in other deferred charges.  The $108.5 million in institutional money market funds was reported on the Cleco Consolidated balance sheet in cash and cash equivalents, current restricted cash, and non-current restricted cash in the amounts of $37.8 million, $31.9 million, and $38.8 million, respectively.  At Cleco Power, cash and cash equivalents, current restricted cash, and restricted non-current cash were $27.9 million, $31.9 million, and $38.7 million, respectively, as of June 30, 2009.
Cleco utilizes different valuation techniques for fair value calculations.  In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies by the appropriate number of instruments held.  Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities.  The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return.  For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach.  These techniques have been applied consistently from fiscal period to fiscal period.  Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Cleco had no Level 3 assets or liabilities at June 30, 2009, or December 31, 2008.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

SFAS No. 161
SFAS No. 161 became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  SFAS No. 161 requires enhanced disclosures about a company’s derivative activities and how the related hedged items affect a company’s financial position, financial performance and cash flows.  To meet the disclosure requirements, SFAS No. 161 requires qualitative disclosures about Cleco’s fair value amounts of gains and losses associated with derivative instruments, as well as disclosures about credit-risk-related contingent features in derivative agreements.
The following table presents the fair values of derivative instruments and their respective line item as recorded on the Condensed Consolidated Balance Sheets of Cleco and Cleco Power at June 30, 2009:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) AT JUNE 30, 2009	BALANCE SHEET LINE ITEM	FAIR VALUE
Commodity contracts
Economic hedges:
Current	Risk management liability, net	$803
Long-term	Other deferred credits	66
Fuel cost hedges:
Current	Risk management liability, net	46,663
Long-term	Other deferred credits	5,539
Total		$53,071

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009:

(THOUSANDS)	LOSS IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES THREE MONTHS ENDED JUNE 30, 2009		AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES SIX MONTHS ENDED JUNE 30, 2009
Commodity contracts
Economic hedges	Other operations revenue	$22	(1)	$1,513	(2)
Fuel cost hedges(3)	Fuel used for electric generation	22,511		46,380
Total		$22,533		$47,893
(1)For the three months ended June 30, 2009, Cleco recognized $0.5 million of mark-to-market gains related to economic hedges.
(2)For the six months ended June 30, 2009, Cleco recognized $0.6 million of mark-to-market losses related to economic hedges.
(3)In accordance with SFAS No. 71, an additional $52.2 million of unrealized losses and $8.4 million of deferred losses associated with fuel cost hedges are reported in Accumulated Deferred Fuel on the balance sheet. As gains and losses are realized in future periods, they will be recorded as Fuel Used for Electric Generation on the Income Statement. For more information, see Note 3 — “Regulatory Assets and Liabilities — Deferred Fuel and Purchased Power Costs.”

At June 30, 2009, Cleco had 2,106 MMBtus of natural gas fuel cost hedge contracts, which is approximately 31% of the natural gas requirements for a two-year period.  Cleco had an additional 68 MMBtus hedged through 2010, resulting from economic hedges, which is approximately 89% of the estimated daily peak-hour sales to a wholesale customer.

Note 5 — Debt

Long-term Debt
Cleco had no short-term debt outstanding at June 30, 2009, or December 31, 2008.  At June 30, 2009, Cleco’s long-term debt outstanding was $1.2 billion, of which $11.1 million was due within one year, compared to $1.2 billion outstanding at December 31, 2008, which included $63.5 million due within one year.  The long-term debt due within one year at June 30, 2009, represents $11.1 million of principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco, long-term debt increased $79.5 million primarily due to an $88.0 million increase in Cleco’s credit facility draws, a $30.0 million increase in Cleco Power’s credit facility draws and a $20.0 million increase in long-term capital leases.  These increases were partially offset by the $50.0 million repayment of medium-term notes at maturity in May 2009 and $8.4 million related to a scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2009.  During January 2009, Cleco Power entered into a lease agreement for barges to be used for fuel transportation for Rodemacher Unit 3.  For additional information, see Note 10 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Contingencies — Fuel Transportation Agreement.”
Cleco Power had no short-term debt outstanding at June 30, 2009, or December 31, 2008.  At June 30, 2009, Cleco Power’s long-term debt outstanding was $1.1 billion, of which $11.1 million was due within one year, compared to $1.1 billion outstanding at December 31, 2008, of which $63.5 million was due within one year. The long-term debt due within one year at June 30, 2009, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco Power, long-term debt decreased $8.5 million primarily due to the $50.0 million repayment of medium-term notes at maturity in May 2009 and $8.4 million related to a scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2009.  These decreases were partially offset by an increase of $30.0 million in Cleco Power’s credit facility draws and a $20.0 million increase in long-term capital leases.  During January 2009, Cleco Power entered into a lease agreement for barges to be used for fuel transportation for Rodemacher Unit 3.  For additional information, see Note 10 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Contingencies — Fuel Transportation Agreement.”
During July 2009, Cleco Power elected to redeem $49.5 million principal amount of its outstanding 6.05% insured quarterly notes due June 2012.  For additional information regarding the redemption, see Note 13 — “Subsequent Event.”

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

Note 6 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees hired before August 1, 2007 are covered by a non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation.  During the six months ended June 30, 2009, a discretionary contribution in the amount of $3.7 million was made to the pension plan for the 2008 plan year.  Currently, Cleco Power anticipates making additional discretionary contributions totaling $15.1 million to the pension plan on or before September 15, 2009 for the 2008 plan year.  Cleco Power expects to be required to make an additional $80.0 million in contributions to the pension plan over the next five years.  The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years.  The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three and six months ended June 30, 2009, and 2008, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008	2009	2008
Components of periodic benefit costs
Service cost	$1,729	$1,470	$353	$350
Interest cost	4,095	3,964	495	458
Expected return on plan assets	(5,073)	(5,044)	-	-
Transition obligation	-	-	5	5
Prior period service credit (cost)	481	(18)	(516)	(534)
Net loss	-	-	231	250
Net periodic benefit cost	$1,232	$372	$568	$529

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008	2009	2008
Components of periodic benefit costs
Service cost	$3,459	$2,939	$706	$699
Interest cost	8,190	7,928	990	916
Expected return on plan assets	(10,147)	(10,089)	-	-
Transition obligation	-	-	10	10
Prior period service credit (cost)	962	(35)	(1,032)	(1,068)
Net loss	-	-	463	500
Net periodic benefit cost	$2,464	$743	$1,137	$1,057

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the prepaid benefit cost of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the three and six months ended June 30, 2009, was $0.4 million and $0.9 million, respectively, compared to $0.4 million and $0.7 million for the same periods in 2008.
Cleco Corporation is the plan sponsor for the other benefit plans.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009, was $0.5 million and $1.0 million, respectively, net of Medicare Part D subsidy of $0.1 million and $0.1 million, respectively.  For the same periods in 2008, Cleco Power recognized $0.5 million and $0.9 million of expense, respectively, net of Medicare Part D subsidy of $0.1 million and $0.2 million, respectively.

SERP
Certain Cleco executive officers are covered by the SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest annual bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP benefit payments.  However, since SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired.  No contributions to the SERP were made during the six months ended June 30, 2009, and 2008.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008	2009	2008
Components of periodic benefit costs
Service cost	$375	$359	$750	$717
Interest cost	700	445	1,400	889
Prior period service cost	14	13	27	27
Net loss	254	254	508	508
Net periodic benefit cost	$1,343	$1,071	$2,685	$2,141

The SERP liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to the SERP reflected on Cleco Power’s Consolidated Statements of Income was $0.3 million and $0.7 million for the three and six months ended June 30, 2009, respectively, compared to $0.3 million and $0.5 million for the same periods in 2008.

401(k) Plan
Most employees are eligible to participate in the 401(k) Plan.  In August 2007, Cleco Corporation’s Board of Directors approved an amendment to the 401(k) Plan to provide an enhanced 401(k) benefit for employees not otherwise eligible to participate in Cleco’s pension plan.  Beginning January 2008, Cleco Corporation made matching contributions and funded dividend reinvestments related to Cleco Corporation common stock with cash.
The table below contains information about the 401(k) Plan.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008	2009	2008
401(k) Plan expense	$811	$681	$1,950	$1,692

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three and six months ended June 30, 2009, was $0.2 million and $0.5 million, respectively, compared to $0.2 million and $0.5 million for the same periods in 2008.

Note 7 — Income Taxes

The following tables summarize the effective income tax rates for Cleco Corporation and Cleco Power for the three- and six-month periods ended June 30, 2009, and 2008.

	FOR THE THREE MONTHS ENDED JUNE 30,
	2009	2008
Cleco Corporation	20.5%	19.2%
Cleco Power	22.8%	22.7%

	FOR THE SIX MONTHS ENDED JUNE 30,
	2009	2008
Cleco Corporation	19.7%	19.0%
Cleco Power	21.9%	21.6%

For the three- and six-month periods ended June 30, 2009 and 2008, the effective income tax rate for Cleco Corporation and Cleco Power was less than the federal statutory rate primarily due to the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3.  Cleco Corporation accounts for income taxes under SFAS No. 109 and records uncertain tax positions under FIN 48.  During the second quarter of 2009, the IRS completed its field work for tax years 2001 through 2003.  The settlement of issues arising from this audit were recorded during the second quarter of 2009 as a discrete item.  Additional issues from this audit were appealed by Cleco and are appropriately included in tax reserves in the financial statements.  Cleco is appealing issues from the 2001 through 2003 audit and is under federal and state audits for fiscal years 2004 through 2007; therefore, it is reasonably possible that unrecognized tax benefits could change significantly over the next twelve months.  Cleco does not expect that any such change would have a material impact on its annual effective tax rate.

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
Each reportable segment engages in business activities from which it earns revenue and incurs expenses.  Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco Corporation’s Board of Directors.  Each reportable segment prepared budgets for 2009 that were presented to and approved by Cleco Corporation’s Board of Directors.
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

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED JUNE 30,
	CLECO		RECONCILING
2009 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$195,651	$-	$-	$-	$195,651
Other operations	8,688	-	28	(4)	8,712
Affiliate revenue	6	2,177	665	-	2,848
Intercompany revenue	343	-	10,530	(10,858)	15
Operating revenue	$204,688	$2,177	$11,223	$(10,862)	$207,226
Depreciation expense	$19,184	$44	$251	$-	$19,479
Interest charges	$11,505	$3,338	$239	$(1,353)	$13,729
Interest income	$255	$-	$1,369	$(1,353)	$271
Equity (loss) income from investees	$-	$(3,741)	$616	$-	$(3,125)
Federal and state income tax expense (benefit)	$8,916	$(2,975)	$1,008	$-	$6,949
Segment profit (loss) (1)	$30,206	$(4,757)	$1,577	$-	$27,026
Additions to long-lived assets	$59,974	$48	$201	$-	$60,223
Equity investment in investees	$-	$232,605	$15,880	$-	$248,485
Total segment assets	$3,097,877	$254,857	$398,653	$(333,616)	$3,417,771
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$27,026
	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$27,014

	CLECO		RECONCILING
2008 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$259,581	$-	$-	$-	$259,581
Other operations	12,714	-	47	(3)	12,758
Affiliate revenue	8	1,831	609	-	2,448
Intercompany revenue	586	11	10,406	(11,003)	-
Operating revenue, net	$272,889	$1,842	$11,062	$(11,006)	$274,787
Depreciation expense	$19,007	$76	$253	$-	$19,336
Interest charges	$8,831	$1,522	$1,099	$(1,531)	$9,921
Interest income	$999	$-	$1,789	$(1,530)	$1,258
Equity (loss) income from investees	$-	$(2,549)	$184	$-	$(2,365)
Federal and state income tax expense (benefit)	$9,610	$(1,879)	$(732)	$-	$6,999
Segment profit (loss) (1)	$32,662	$(2,912)	$(361)	$-	$29,389
Additions to long-lived assets	$77,748	$37	$421	$-	$78,206
Equity investment in investees (2)	$-	$234,273	$14,871	$-	$249,144
Total segment assets (2)	$3,041,597	$250,882	$324,232	$(275,507)	$3,341,204
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$29,389
(2) Balances as of December 31, 2008	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$29,377

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30,
	CLECO		RECONCILING
2009 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$398,517	$-	$-	$-	$398,517
Other operations	15,774	-	52	(6)	15,820
Affiliate revenue	12	4,540	1,258	-	5,810
Intercompany revenue	685	-	20,631	(21,301)	15
Operating revenue	$414,988	$4,540	$21,941	$(21,307)	$420,162
Depreciation expense	$38,029	$88	$496	$-	$38,613
Interest charges	$26,641	$4,637	$204	$(2,650)	$28,832
Interest income	$658	$-	$2,674	$(2,650)	$682
Equity (loss) income from investees	$-	$(15,891)	$1,015	$-	$(14,876)
Federal and state income tax expense (benefit)	$12,716	$(8,392)	$3,951	$-	$8,275
Segment profit (loss) (1)	$45,224	$(13,409)	$1,860	$-	$33,675
Additions to long-lived assets	$121,410	$52	$377	$-	$121,839
Equity investment in investees	$-	$232,605	$15,880	$-	$248,485
Total segment assets	$3,097,877	$254,857	$398,653	$(333,616)	$3,417,771
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$33,675
	Unallocated items:
	Preferred dividends requirements, net of tax			23
	Net income applicable to common stock			$33,652

	CLECO		RECONCILING
2008 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$469,462	$-	$-	$-	$469,462
Other operations	22,775	1	51	(6)	22,821
Affiliate revenue	14	3,749	1,291	-	5,054
Intercompany revenue	1,088	12	19,886	(20,986)	-
Operating revenue	$493,339	$3,762	$21,228	$(20,992)	$497,337
Depreciation expense	$38,025	$152	$509	$-	$38,686
Interest charges	$16,462	$3,491	$3,221	$(3,512)	$19,662
Interest income	$1,576	$-	$4,809	$(3,510)	$2,875
Equity (loss) income from investees	$-	$(7,563)	$624	$-	$(6,939)
Federal and state income tax expense (benefit)	$16,569	$(4,681)	$172	$-	$12,060
Segment profit (loss) (1)	$60,269	$(7,528)	$(1,281)	$-	$51,460
Additions to long-lived assets (2)	$182,816	$39	$544	$-	$183,399
Equity investment in investees (2)	$-	$234,273	$14,871	$-	$249,144
Total segment assets	$3,041,597	$250,882	$324,232	$(275,507)	$3,341,204
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$51,460
(2) Balances as of December 31, 2008	Unallocated items:
	Preferred dividends requirements, net of tax			23
	Net income applicable to common stock			$51,437

Note 9 — Equity Investment in Investees

Cleco reports its investment in Acadia, Evangeline, and certain other subsidiaries on the equity method of accounting in accordance with APB Opinion No. 18, after consideration of FIN 46R.  Under the equity method, the assets and liabilities of these entities are reported as equity investment in investees on Cleco Corporation’s Condensed Consolidated Balance Sheets.  The revenue and expenses (excluding income taxes) of these entities are netted and reported as equity income or loss from investees on Cleco Corporation’s Condensed Consolidated Statements of Income.
Equity investment in investees at June 30, 2009, represents primarily Midstream’s $181.7 million investment in Acadia, owned 50% by APH and 50% by Cajun, and its $50.9 million investment in Evangeline, owned 100% by Midstream.  Equity investment in investees also represents a $7.7 million investment in Attala and an $8.2 million equity investment in Perryville, both owned 100% by Cleco Corporation.  Equity investments which are less than 100% owned by Cleco Innovations LLC represent less than $0.1 million of the total balance.
The following table presents the equity (loss) income from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008
Acadia	$(5,672)	$(3,407)
Evangeline	1,931	858
Other subsidiaries 100% owned by Cleco Corporation	616	184
Total equity loss	$(3,125)	$(2,365)

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008
Acadia	$(10,888)	$(6,778)
Evangeline	(5,003)	(785)
Other subsidiaries 100% owned by Cleco Corporation	1,015	624
Total equity loss	$(14,876)	$(6,939)

Acadia
Since Acadia is owned 50% by APH and 50% by Cajun, neither owner is the primary beneficiary, and Acadia is accounted for as an equity method investment.  Cleco’s current assessment of its maximum exposure to loss related to Acadia at June 30, 2009, consists of its equity investment of $181.7 million.  The table below presents the components of Midstream's equity investment in Acadia.

	AT JUNE 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2009	2008
Contributed assets (cash and land)	$272,956	$259,019
Income before taxes	149,555	160,444
Impairment of investment	(45,847)	(45,847)
Capitalized interest and other	19,722	19,722
Less: non-cash distribution	78,200	78,200
Less: cash distributions	136,464	136,464
Total equity investment in investee	$181,722	$178,674

The $78.2 million non-cash distribution is the distribution of the CES claim from Acadia to APH.  The cash distributions of $136.5 million were used to pay interest and repay principal on a loan from Cleco Corporation relating to this investment.  Midstream’s equity, as reported on the balance sheet of Acadia at June 30, 2009, was $207.8 million.  The difference between the $207.8 million and the equity investment in investee of $181.7 million as shown in the previous table is $26.1 million, and consists of the $45.8 million other-than-temporary impairment of APH’s investment in Acadia, partially offset by $19.7 million of interest capitalized on funds contributed by Acadia.
The following tables contain summarized financial information for Acadia.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Current assets	$19,851	$5,413
Property, plant and equipment, net	409,523	405,565
Total assets	$429,374	$410,978
Current liabilities	$13,679	$1,380
Partners’ capital	415,695	409,598
Total liabilities and partners’ capital	$429,374	$410,978

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008	2009	2008
Operating revenue	$17,744	$17,169	$21,948	$24,937
Operating expenses	25,442	23,785	37,636	38,668
Other expense	(3,646)	(198)	(6,088)	(139)
Loss before taxes	$(11,344)	$(6,814)	$(21,776)	$(13,870)

Income taxes recorded on APH’s financial statements related to Midstream’s 50% ownership interest in Acadia were benefits of $3.3 million and $5.9 million for the three and six months ended June 30, 2009, respectively, compared to benefits of $2.0 million and $4.2 million for the three and six months ended June 30, 2008, respectively.
In 2009, Cleco Power announced Acadia was selected as the winning bidder in Cleco Power’s 2007 long-term request for capacity beginning in 2010.  Cleco Power will own and operate one of Acadia’s two 580-MW units.  Cleco Power will also operate the second unit on behalf of Acadia.  Cleco Power has completed its due diligence and the parties have executed the definitive agreements.  However, prior to closing the transaction, valued at approximately $300 million, Cleco Power must receive approvals from the LPSC and FERC.  In a process that remains under the supervision of an independent monitor appointed by the LPSC, Cleco Power and Acadia plan to complete the transaction in the first quarter of 2010.  Beginning in January 2010, the agreements provide that Acadia will continue to operate the plant and serve Cleco Power under a tolling agreement covering 50 percent of the Acadia power station until the transaction is closed.  This tolling agreement must also be approved by the LPSC and FERC.

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
Cleco’s current assessment of its maximum exposure to loss related to Evangeline at June 30, 2009, consists of its equity investment of $50.9 million and $15.0 million of possible draws on the letter of credit Cleco has posted on Evangeline’s behalf, for a total of $65.9 million.  The following table presents the components of Midstream's equity investment in Evangeline.

	AT JUNE 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2009	2008
Contributed assets (cash)	$49,961	$49,961
Net income	146,596	151,599
Less: non-cash distributions	16,620	16,907
Less: cash distributions	129,054	129,054
Total equity investment in investee	$50,883	$55,599

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

The following tables contain summarized financial information for Evangeline.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Current assets	$17,760	$25,750
Accounts receivable - affiliate	1	1
Property, plant and equipment, net	184,947	180,051
Other assets	45,203	42,528
Total assets	$247,911	$248,330
Current liabilities	$30,523	$20,244
Accounts payable - affiliate	499	3,512
Long-term debt, net	157,663	161,762
Other liabilities	71,335	71,845
Member’s deficit	(12,109)	(9,033)
Total liabilities and member’s deficit	$247,911	$248,330

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008	2009	2008
Operating revenue	$12,902	$12,984	$23,235	$23,413
Operating expenses	5,410	6,010	15,724	12,225
Depreciation	1,359	1,337	2,740	2,692
Interest charges	4,239	4,674	8,443	9,337
Interest income	-	95	-	258
Other income (expense)	37	(200)	(1,331)	(202)
Income (loss) before taxes	$1,931	$858	$(5,003)	$(785)

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
Evangeline’s restricted cash at June 30, 2009, and December 31, 2008, was $19.0 million and $25.0 million, respectively.  This cash is restricted under Evangeline’s senior secured bond indenture.
Income taxes recorded on Midstream’s financial statements related to Midstream’s 100% ownership interest in Evangeline were $0.7 million expense and $1.9 million benefit for the three and six months ended June 30, 2009, respectively, compared to $0.2 million expense and $0.3 million benefit for the three and six months ended June 30, 2008, respectively.
Prior to November 9, 2007, all of the capacity and output of the power plant had been tolled to Williams, which paid Evangeline certain fixed and variable amounts.  In November 2007, The Williams Companies, Inc. assigned all of its rights and interests in its tolling agreement with Evangeline to Bear Energy.  In May 2008, JPMorgan Chase & Co. completed the acquisition of Bear Stearns Companies Inc., the parent company of Bear Energy.  In September 2008, Bear Energy was merged into JPMVEC.  For more information regarding the Evangeline Tolling Agreement, see Note 10 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”

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
Through an analysis of variable interests, such as Cleco’s investment and the single counterparty that has a long-term lease of the facilities, Cleco has determined that it is not the primary beneficiary of either entity.  The determination is driven by several factors such as:

▪	Each entity has only one customer under the long-term agreements accounted for as direct financing leases.
▪	Both entities can only charge FERC-approved tariffs.
▪	Both entities have the ability to change the tariff if actual expenses are materially different than expected expenses.
▪	The lease counterparty is required to make lease payments regardless of the use of the assets.
▪	Cleco’s risk of loss is limited to its investment.

Since Cleco is not the primary beneficiary, the investments in Perryville and Attala are accounted for as equity method investments.
Cleco’s current assessment of its maximum exposure to loss with respect to Perryville and Attala at June 30, 2009, consists of its equity investment of $15.9 million.  The following table presents the components of Cleco Corporation’s equity investment in Perryville and Attala.

	AT JUNE 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2009	2008
Contributed assets (cash)	$132,962	$132,960
Net income	55,181	54,166
Less: non-cash distributions	20,874	20,869
Less: cash distributions	151,389	151,389
Total equity investment in investee	$15,880	$14,868

The following tables contain summarized financial information for Perryville and Attala.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Current assets	$5,671	$4,905
Other assets	14,210	14,166
Total assets	$19,881	$19,071
Current liabilities	$284	$9
Accounts payable - affiliate	2	2
Other liabilities	395	484
Member’s equity	19,200	18,576
Total liabilities and member’s equity	$19,881	$19,071

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008	2009	2008
Operating revenue	$492	$496	$983	$992
Operating expense	301	312	393	367
Interest income (expense)	425	-	425	(1)
Income before taxes	$616	$184	$1,015	$624

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

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
Income tax expense recorded on Cleco’s financial statements related to Cleco Corporation’s 100% interest in Perryville and Attala was $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively.

Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current wholesale municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court against Cleco Corporation, Cleco Power, and certain other subsidiaries.  The lawsuit alleges unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts.  The lawsuit was moved to and currently is pending in the U.S. District Court for the Western District of Louisiana.  Effective December 30, 2008, the City Council of Alexandria passed an ordinance authorizing the mayor to settle the litigation by executing a new 13-year power supply agreement with Cleco.  Cleco expects to complete final negotiations and satisfaction of conditions precedent for the agreement to commence later in 2009.  Pending execution of this new supply agreement, the presiding judge has agreed to dismiss the claims asserted in the litigation without prejudice.  In the event the new supply agreement is not executed by August 29, 2009, the litigation will be resolved by trial, which has been scheduled to commence on February 22, 2010.  Management believes the dispute will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.
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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of June 30, 2009, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT JUNE 30, 2009
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$177,400	$135,000	$42,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Guarantee issued to Tenaska Gas Storage, LLC on behalf of Acadia	10,000	-	10,000	10,000
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,525	-	3,525	-
Obligations under the Lignite Mining Agreement	4,039	-	4,039	-
Total	$211,864	$135,000	$76,864	$27,228

Cleco Corporation provided a limited guarantee and an indemnification, which fall within the recognition scope of FIN 45, to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of June 30, 2009, the aggregate guarantee of $177.4 million is limited to $42.4 million due to the performance of some of the underlying obligations that were guaranteed.  Management believes it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims.  The discounted probability-weighted liability under the guarantees and indemnifications as of June 30, 2009, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit facility by an amount equal to the maximum reasonably anticipated liability in respect of the contingent obligation as determined in good faith.
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million, of which $0.4 million expires on September 27, 2009, and $1.0 million expires on October 20, 2009.  These guarantees do not fall within the scope of FIN 45.  Cleco Energy issued guarantees and indemnifications that fall within the recognition scope of FIN 45, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million.  The discounted probability-weighted liability under the FIN 45 guarantees and indemnifications as of June 30, 2009, was $0.1 million.
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
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At June 30, 2009, Cleco Power’s 50% exposure for this obligation was approximately $4.0 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination dates of the guarantees and standby letters of credit discussed above:

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

				AT JUNE 30, 2009
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$58,339	$11,400	$4,039	$-	$42,900
Standby letters of credit	18,525	3,525	-	-	15,000
Total commercial commitments	$76,864	$14,925	$4,039	$-	$57,900

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

Other Contingencies

General Electric Equipment Services Corporation
Cleco Power has entered into an operating lease agreement with General Electric Equipment Services Corporation for leasing railcars in order to transport coal to its Rodemacher Power Station Unit 2.  The lease contains a provision for early termination, along with an associated termination fee.  The termination provision can only be exercised in December 2010.  If exercised by Cleco Power, the termination fee would be approximately $1.3 million.  At this time, Cleco Power has no plans to early terminate this lease, which expires in March 2017.

CBL Capital Corporation
Cleco Power has entered into an operating lease agreement with CBL Capital Corporation, which was acquired by GE Capital Commercial, Inc. (GE Capital).  This is a master leasing agreement for company vehicles and other equipment.  On November 14, 2008, Cleco Power was notified by GE Capital that it was electing to terminate the lease.  Pursuant to the terms of the lease agreement, the termination date was effective January 13, 2009.  Cleco Power has one year from the termination date to enter into a new operating lease with a third party and/or negotiate the purchase of such equipment for the unamortized balance.  The unamortized balance of equipment under the GE Capital lease was $5.6 million at June 30, 2009.  Cleco Power expects to purchase the vehicles and equipment under the lease agreement during the fourth quarter of 2009.

LPSC Fuel Audit
The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit will be performed not less than every other year.  Cleco Power currently has fuel adjustment clause filings for 2003 through 2009 subject to audit.  In July 2006, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit that included fuel adjustment clause filings for January 2003 through December 2004.  In March 2009, the LPSC indicated its intent to proceed with the audit for the years 2003 through 2008.  However, this review is still pending and Cleco Power does not anticipate the LPSC to proceed until after completion of the rate case.  Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of these audits, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Fuel Transportation Agreement
Cleco Power has entered into an agreement that meets the accounting definition of a capital lease for barges in order to transport petroleum coke and limestone to Rodemacher Unit 3.  The 42 dedicated barges were delivered between January 6 and February 12, 2009.
The lease rate contains a fixed portion of $225 per day per barge and a variable component of $75 adjusted by Producer Price Index (PPI) annually for executory costs.  If the barges are idle, the lessor is required to attempt to sublease the barges to third parties with the revenue reducing Cleco Power’s lease payment.  During the three and six months ended June 30, 2009, Cleco Power did not receive any revenue from subleases.
The initial term of this agreement is five years and the agreement will terminate December 31, 2013.  Cleco will have an option to renew this agreement for a second five-year term in full or in part and, at its option, purchase any or all of the dedicated barges.  If Cleco does not renew this agreement for the renewal term, then the lessor has the option to require Cleco to purchase any or all of the barges.  If Cleco Power purchases the barges on December 31, 2013, the purchase price of all 42 barges will be $21.7 million.
This agreement contains a provision for early termination upon the occurrence of any one of four cancellation events.
The following is an analysis of the leased property under capital leases by major classes:

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

	AT JUNE 30,	AT DECEMBER 31,
CLASSES OF PROPERTY (THOUSANDS)	2009	2008
Barges	$22,050	$-
Other	555	555
Total capital leases	22,605	555
Less: accumulated amortization	1,379	342
Net capital leases	$21,226	$213

The amount listed as other in the chart above includes a capital lease agreement for miscellaneous equipment by Cleco Power.  This lease terminates December 31, 2010.
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2009.

(THOUSANDS)
Six months ending December 31, 2009	$2,393
Years ending December 31,
2010	4,748
2011	4,622
2012	4,634
2013	4,622
2014	4,622
Thereafter	18,499
Total minimum lease payments	44,140
Less: executory costs	11,149
Net minimum lease payments	32,991
Less: amount representing interest	11,340
Present value of net minimum lease payments	$21,651
Current liabilities	$1,561
Non-current liabilities	$20,090

During the three and six months ended June 30, 2009, Cleco Power incurred immaterial amounts of contingent rent related to the increase in the PPI.

Oxbow Lignite Mine Acquisition
In April 2009, Cleco Power entered into an agreement with SWEPCO to purchase the Oxbow Lignite Company from North American Coal Corporation (NAC).  The purchase price of approximately $42.0 million includes the lignite reserves, mining equipment, and related assets and permits.  Cleco Power’s 50 percent portion of the purchase price is approximately $12.9 million for the lignite reserves.  The lignite reserves of approximately 120 million tons acquired under this agreement are expected to fuel the Dolet Hills Power Station through 2026.  SWEPCO’s subsidiary, Dolet Hills Lignite Company, LLC, will operate the new mine along with its current operations at the Dolet Hills Lignite Mine on similar terms.  The existing Red River Lignite Supply and Transportation Agreement with NAC will terminate upon the closing of this transaction.  Pending LPSC approval, the closing of this transaction is expected to occur in the fourth quarter of 2009.

Rodemacher Unit 3
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Rodemacher Unit 3.  Cleco Power began construction of Rodemacher Unit 3 in May 2006.  In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which provided for substantial completion of construction of Rodemacher Unit 3 by September 30, 2009.  On July 2, 2008, Cleco Power and Shaw amended this contract to provide for substantial completion as early as June 30, 2009.
In December 2008, Cleco Power received correspondence from Shaw providing damage estimates due to alleged force majeure events related to Hurricanes Gustav and Ike of $12.3 million and a schedule extension of fifteen days.  In April 2009, Shaw withdrew such estimates and in July 2009, Shaw submitted a formal claim for such events in the amount of $23.0 million and a schedule extension of 48 days.  Cleco Power is reviewing the documentation for validity and applicability.  Additionally, in June 2009, Shaw notified Cleco of an alleged event of default claiming that the on-site fuel for Rodemacher Unit 3 did not meet the specifications under the Amended EPC Contract.  The parties have submitted this claim through the dispute resolution provisions of the Amended EPC Contract.  The Registrants do not believe the resolution of these claims will have a material adverse effect on the Registrants’ results of operations, financial condition, or cash flows.

Other
Cleco has accrued for liabilities to third parties, employee benefits, and storm damages.

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

Evangeline Tolling Agreement
During 2008, JPMorgan Chase & Co. acquired The Bear Stearns Companies Inc.  In connection with the acquisition, JPMorgan Chase & Co. guaranteed certain obligations of The Bear Stearns Companies Inc. and its subsidiaries, including obligations under the Evangeline Tolling Agreement.  In September 2008, Bear Energy was merged into JPMVEC.  If JPMorgan Chase & Co. or any successor or assignee were to fail to perform its payment obligations, such failure could have a material adverse effect on Cleco Corporation’s results of operations, financial condition, and cash flows for the following reasons, among others:

▪
If such failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the entire outstanding principal amount ($165.3 million at June 30, 2009) and interest to be immediately due and payable, which could result in:

o	Cleco seeking to refinance the bonds, the terms of which may be less favorable than existing terms;
o	Cleco causing Evangeline to seek protection under federal bankruptcy laws; or
o	the trustee of the bonds foreclosing on the mortgage and assuming ownership of the Evangeline plant;

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

▪	Cleco may not be able to enter into agreements in replacement of the Evangeline Tolling Agreement on terms as favorable as that agreement or at all;
▪	Cleco’s equity investment in Evangeline may be impaired, requiring a write-down to its fair market value, which could be substantial; and
▪	Cleco’s credit ratings could be downgraded, which would increase borrowing costs and limit sources of financing.

Other
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.  Recent market conditions have limited the availability and have increased the costs of capital for many companies.  The inability to raise capital on favorable terms could negatively affect Cleco Corporation’s and Cleco Power’s ability to maintain and expand their businesses.  After assessing the current operating performance, liquidity, and credit ratings of Cleco, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  At June 30, 2009, Moody’s and Standard & Poor’s outlooks for Cleco Corporation were stable.  If Cleco Corporation’s credit ratings were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.
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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.  Recent market conditions have limited the availability and have increased the costs of capital for many companies.  The inability to raise capital on favorable terms could negatively affect Cleco Power’s ability to maintain and expand its businesses.  After assessing the current operating performance, liquidity, and credit ratings of Cleco Power, management believes that Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  At June 30, 2009, Standard & Poor’s outlook for Cleco Power was stable.  In June 2009, Moody’s placed Cleco Power’s rating under review for possible downgrade.  Cleco Power is currently rated one level higher by Moody's than by Standard & Poor's.  Cleco Power pays fees and interest under its bank credit and other debt agreements based on the higher of the two credit ratings.  If Cleco Power’s credit ratings were to be downgraded by Moody’s, Cleco Power would be required to pay additional fees and higher interest rates.  Cleco Power’s collateral for derivatives is based on the lower of the two credit ratings.  If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s, Cleco Power would be required to pay additional collateral for derivatives.
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Rodemacher Unit 3.  In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract.  Under the terms of the Amended EPC Contract, in the event Cleco Power does not maintain a senior unsecured credit rating of either: (i) Baa3 or better from Moody’s or (ii) BBB- or better from Standard  & Poor’s, Cleco Power will be required to provide a letter of credit to Shaw in the amount of $20.0 million.  In the event of further downgrade to both of its credit ratings to:  (i) Ba2 or below from Moody’s, and (ii) BB or below from Standard & Poor’s, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw.

Note 11 — Affiliate Transactions

Cleco has affiliate balances that were not eliminated as of June 30, 2009.  The balances were not eliminated due to the use of the equity method of accounting for Evangeline, Perryville, Attala, and Acadia.  For information on the Evangeline, Perryville, Attala, and Acadia equity investments, see Note 9 — “Equity Investment in Investees.”  At June 30, 2009, the payable to Evangeline was $2.9 million and the payable to Perryville, Attala, and Acadia was less than $0.1 million combined.  Also, at June 30, 2009, the receivable from Evangeline was $12.7 million and the receivable from Acadia was $0.5 million.  The receivable from Perryville and Attala combined was less than $0.1 million.
Cleco Power has affiliate balances that are payable to or due from its affiliates.  At June 30, 2009, the payable to Support Group was $5.5 million, the payable to Cleco Corporation was $0.7 million, and the payable to other affiliates was less than $0.1 million.  Also, at June 30, 2009, the receivable from Support Group was $2.0 million, the receivable from Cleco Corporation was less than $0.1 million, and the receivable from other affiliates was $0.1 million.

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

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

Power’s customers.  The intangible asset is being amortized according to the estimated collections from Cleco Power’s customers.  At the end of its life, this asset will have no residual value.  For the three and six months ended June 30, 2009, Cleco Katrina/Rita recognized amortization expense of $2.6 million and $5.4 million, respectively, compared to $2.9 million and $3.6 million, respectively, for the same periods in 2008.  The tables below provide additional information about this intangible asset.

(THOUSANDS)	AT JUNE 30, 2009
Gross carrying amount	$177,537
Accumulated amortization	15,085
Intangible asset	$162,452

(THOUSANDS)
Expected amortization expense
For the twelve months ending June 30, 2010	$11,154
For the twelve months ending June 30, 2011	$11,928
For the twelve months ending June 30, 2012	$12,745
For the twelve months ending June 30, 2013	$13,589
Thereafter	$113,036

Note 13 — Subsequent Event

As of August 5, 2009, management has evaluated the potential recognition or disclosure of events or transactions that occurred in the period after the balance sheet date of June 30, 2009.  The date August 5, 2009, represents the date that Cleco issued the financial statements for the period ended June 30, 2009.
During July 2009, Cleco Power elected to redeem all $49.5 million principal amount of its outstanding 6.05% insured quarterly notes due June 2012.  The redemption date for the notes will be August 21, 2009.  Once redeemed, the bonds will be replaced with LIBOR plus 3.00% floating rate bank loans. On July 10, 2009, Cleco Power entered into a three-year $50.0 million interest rate swap arrangement which will convert the floating rate bank loans to a fixed rate of 4.84%.  These swaps mature on May 31, 2012, concurrent with the maturity of the bank loans.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and Cleco Corporation and Cleco Power’s Condensed Consolidated Financial Statements contained in this Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2009, and June 30, 2008.

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
As part of a plan to diversify its fuel mix, combat rising fuel prices, and resolve its long-term generation capacity needs, Cleco Power began constructing a 600-MW solid-fuel generating unit at its Rodemacher power plant in May 2006.  When complete, Rodemacher Unit 3 will meet a portion of the utility’s power supply needs and help stabilize customer fuel costs.  The project’s capital cost, including carrying costs during construction, is estimated at $1.0 billion.  Cleco Power anticipates the plant will be substantially complete and operational in the fourth quarter of 2009.  Cleco Power’s current base rates have been extended through the commercial operation of Rodemacher Unit 3.
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

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

investment is the largest component in Cleco Power’s new rate plan proposal.  If the LPSC does not increase Cleco Power’s base rates or denies Cleco Power’s request to recover costs incurred in the construction of Rodemacher Unit 3, Cleco Power’s results of operations, financial condition, and cash flows could be materially adversely affected.  On July 27, 2009, Cleco Power notified the Administrative Law Judge that Cleco Power, the LPSC Staff, and the intervenors in the case had made significant progress toward a full resolution of all issues in the case that was filed in July 2008.  The settlement includes a target return on equity of 10.7% with sharing occurring after 11.3%.  The settlement will now be presented to the LPSC for approval.  For additional information, see “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Rates of Cleco Power” and — “Rodemacher Unit 3.”
Cleco Power continues to evaluate a range of other power supply options for the remainder of 2009 and beyond.  As such, Cleco Power is continuing to update its IRP to look at future sources of supply.  Cleco Power released a RFP in October 2007 seeking long-term resources to fill the needs identified by the latest IRP.  On February 26, 2009, Cleco Power announced that it had chosen the acquisition of 50 percent of the Acadia power station, or one of its two 580-MW units, as the lowest bid in its 2007 long-term RFP for capacity beginning in 2010. Cleco Power will own and operate one unit and operate the other 580-MW unit on behalf of Acadia.  Cleco Power has completed its due diligence and the parties have executed the definitive agreements.  However, prior to closing the transaction, valued at approximately $300.0 million, Cleco Power must receive approvals from the LPSC and FERC.  In a process that remains under the supervision of an independent monitor appointed by the LPSC, Cleco Power and Acadia plan to complete the transaction in the first quarter of 2010.  Beginning in January 2010, the agreements provide that Acadia will continue to operate the plant and serve Cleco Power under a tolling agreement covering 50 percent of the Acadia power station until the transaction is closed.  This tolling agreement must also be approved by the LPSC and FERC.

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
Acadia markets short-, mid-, and long-term products where available.  Through its third-party energy marketer, Acadia pursues opportunities in the hourly, weekly, monthly, and annual markets.  In addition, Acadia actively participates in long-term requests for capacity and energy.  Acadia’s success in these marketing efforts is a primary driver of its earnings and cash flow.
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

Comparison of the Three Months Ended June 30, 2009, and 2008

Cleco Consolidated
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue, net	$207,226	$274,787	$(67,561)	(24.6)%
Operating expenses	175,359	241,078	65,719	27.3%
Operating income	$31,867	$33,709	$(1,842)	(5.5)%
Interest income	$271	$1,258	$(987)	(78.5)%
Allowance for other funds used during construction	$17,538	$14,993	$2,545	17.0%
Equity loss from investees	$(3,125)	$(2,365)	$(760)	(32.1)%
Other income	$1,633	$91	$1,542	*
Other expense	$480	$1,377	$897	65.1%
Interest charges	$13,729	$9,921	$(3,808)	(38.4)%
Federal and state income taxes	$6,949	$6,999	$50	0.7%
Net income applicable to common stock	$27,014	$29,377	$(2,363)	(8.0)%
* Not meaningful

Consolidated net income applicable to common stock decreased $2.4 million, or 8.0%, in the second quarter of 2009 compared to the second quarter of 2008 primarily due to decreased earnings at Cleco Power and higher losses at Midstream.  Partially offsetting these decreases were higher corporate earnings.
Operating revenue, net decreased $67.6 million, or 24.6%, in the second quarter of 2009 compared to the second quarter

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

of 2008 largely as a result of lower fuel cost recovery revenue at Cleco Power.
Operating expenses decreased $65.7 million, or 27.3%, in the second quarter of 2009 compared to the second quarter of 2008 primarily due to lower per-unit costs of purchased power and lower volumes of purchased power and fuel used for electric generation at Cleco Power.  Partially offsetting this decrease were higher per-unit costs of fuel used for electric generation.
Interest income decreased $1.0 million, or 78.5%, in the second quarter of 2009 compared to the second quarter of 2008 primarily due to a lower recovery of interest costs relating to Cleco Power’s lower deferred lignite mining costs.
Allowance for other funds used during construction increased $2.5 million, or 17.0%, in the second quarter of 2009 compared to the second quarter of 2008 primarily due to increased construction activity at Rodemacher Unit 3.
Equity loss from investees increased $0.8 million, or 32.1%, in the second quarter of 2009 compared to the second quarter of 2008 primarily due to increased equity losses at APH, partially offset by increased equity income at Evangeline.
Other income increased $1.5 million during the second quarter of 2009 compared to the second quarter of 2008 primarily due to the recognition of an increase in the cash surrender value of life insurance policies at Cleco Corporation.
Other expense decreased $0.9 million, or 65.1%, during the second quarter of 2009 compared to the second quarter of 2008 primarily due to the absence in 2009 of decreases in the cash surrender value of life insurance policies at Cleco Corporation during the second quarter of 2008.
Interest charges increased $3.8 million, or 38.4%, during the second quarter of 2009 compared to the second quarter of 2008 primarily due to higher net interest charges at Cleco Power as discussed below, partially offset by lower interest charges at Cleco Corporation from the repayment of senior notes.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue
Base	$94,920	$92,653	$2,267	2.4%
Fuel cost recovery	100,731	166,928	(66,197)	(39.7)%
Other operations	8,688	12,714	(4,026)	(31.7)%
Affiliate revenue	6	8	(2)	(25.0)%
Intercompany revenue	343	586	(243)	(41.5)%
Operating revenue, net	204,688	272,889	(68,201)	(25.0)%
Operating expenses
Fuel used for electric generation – recoverable	48,672	19,874	(28,798)	(144.9)%
Power purchased for utility customers – recoverable	52,204	146,760	94,556	64.4%
Non-recoverable fuel and power purchased	5,997	8,202	2,205	26.9%
Other operations	24,229	21,706	(2,523)	(11.6)%
Maintenance	13,675	13,645	(30)	(0.2)%
Depreciation	19,184	19,007	(177)	(0.9)%
Taxes other than income taxes	7,654	8,181	527	6.4%
Total operating expenses	171,615	237,375	65,760	27.7%
Operating income	$33,073	$35,514	$(2,441)	(6.9)%
Interest income	$255	$999	$(744)	(74.5)%
Allowance for other funds used during construction	$17,538	$14,993	$2,545	17.0%
Interest charges	$11,505	$8,831	$(2,674)	(30.3)%
Federal and state income taxes	$8,916	$9,610	$694	7.2%
Net income	$30,206	$32,662	$(2,456)	(7.5)%

Cleco Power’s net income in the second quarter of 2009 decreased $2.5 million, or 7.5%, compared to the second quarter of 2008.  Contributing factors include:

▪	lower other operations revenue,
▪	higher interest charges,
▪	higher other operations and maintenance expenses, and
▪	lower interest income.

These were partially offset by:

▪	higher allowance for other funds used during construction,
▪	higher base revenue, and
▪	lower non-recoverable fuel and purchased power expenses.

	FOR THE THREE MONTHS ENDED JUNE 30
(MILLION kWh)	2009	2008	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	791	804	(1.6)%
Commercial	596	599	(0.5)%
Industrial	469	729	(35.7)%
Other retail	34	33	3.0%
Total retail	1,890	2,165	(12.7)%
Sales for resale	144	103	39.8%
Unbilled	325	203	60.1%
Total retail and wholesale customer sales	2,359	2,471	(4.5)%

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$36,320	$36,702	(1.0)%
Commercial	23,119	23,027	0.4%
Industrial	12,314	13,995	(12.0)%
Other retail	1,410	1,372	2.8%
Storm surcharge	4,405	4,335	1.6%
Total retail	77,568	79,431	(2.3)%
Sales for resale	5,488	5,583	(1.7)%
Unbilled	11,864	7,639	55.3%
Total retail and wholesale customer sales	$94,920	$92,653	2.4%

Cleco Power’s residential customers’ demand for electricity largely is affected by weather.  Weather generally is measured in cooling-degree days and heating-degree days.  A cooling-degree day is an indication of the likelihood that a consumer will use air conditioning, while a heating-degree day is an indication of the likelihood that a consumer will use heating.  An increase in heating-degree days does not produce the same increase in revenue as an increase in cooling-degree days, because alternative heating sources are more available.  Normal heating- and cooling-degree days are calculated for a month by separately calculating the average actual heating- and cooling-degree days for that month over a period of 30 years.
The following chart shows how cooling- and heating–degree days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree days.

			FOR THE THREE MONTHS ENDED JUNE 30,
				2009 CHANGE
	2009	2008	NORMAL	PRIOR YEAR	NORMAL
Cooling-degree days	1,053	1,047	898	0.6%	17.3%

Base
Base revenue increased $2.3 million, or 2.4%, during the second quarter of 2009 compared to the second quarter of 2008.  The increase was primarily due to higher unbilled sales due to the above normal temperatures in the latter part of June 2009.  Partially offsetting the increase were lower sales to industrial customers as a result of decreased production at one of Cleco Power’s large industrial customers and the start of a large industrial customer cogenerating a portion of its electricity requirements.  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers decreased $66.2 million, or 39.7%, during the second quarter of 2009 compared to the second quarter in 2008 primarily due to decreases in the per-unit cost of power purchased for utility customers and lower volumes of fuel used for electric generation and power purchased for utility customers.  Partially offsetting this decrease were increases in the per-unit cost of fuel used for electric generation.  Changes in fuel costs historically have not significantly affected Cleco Power’s net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 94% of Cleco Power’s total fuel cost during the second quarter of 2009 was regulated by the LPSC, while the remainder was regulated by FERC.  Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC.

Other Operations
Other operations revenue decreased $4.0 million, or 31.7%, in the second quarter of 2009 compared to the second quarter of 2008 primarily due to $3.4 million of realized losses and lower mark-to-market gains relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer.  Also contributing to this decrease was $0.6 million of lower other miscellaneous revenue.  For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses decreased $65.8 million, or 27.7%, in the second quarter of 2009 compared to the second quarter of 2008.  Fuel used for electric generation (recoverable) increased $28.8 million, or 144.9%, primarily due to recovery of higher fuel costs deferred in prior periods and higher per-unit costs of fuel used as compared to the second quarter of 2008, as a result of realized losses on fuel hedging due to the price volatility of natural gas.  Partially offsetting this increase were lower volumes of fuel used for electric generation.  Power purchased for utility customers (recoverable) decreased $94.6 million, or 64.4%, largely due to lower per-unit costs and lower volumes of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $2.2 million, or 26.9%, primarily due to the absence in 2009 of a $1.1 million reclassification from recoverable to non-recoverable fuel expense during the second quarter of 2008 and $1.1 million of lower other non-recoverable expenses primarily related to fixed-price power being provided to a wholesale customer.  Other operations expense increased $2.5 million, or 11.6%, primarily due to higher employee benefit costs, training, and administrative expenses.

Interest income
Interest income decreased $0.7 million, or 74.5%, during the second quarter of 2009 compared to the second quarter of

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

2008 primarily due to a lower recovery of interest costs relating to Cleco Power's lower deferred lignite mining costs.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $2.5 million, or 17.0%, during the second quarter of 2009 compared to the second quarter of 2008 primarily due to increased construction activity at Rodemacher Unit 3.  Allowance for other funds used during construction comprised 58.1% of Cleco Power’s net income for the second quarter of 2009, compared to 45.9% for the second quarter of 2008.

Interest Charges
Interest charges increased $2.7 million, or 30.3%, during the second quarter of 2009 compared to the second quarter of 2008 primarily due to $2.9 million related to the May 2008 issuance of senior notes, $1.8 million related to the December 2008 issuance of GO Zone bonds, and $0.5 million related to the solid waste disposal facility bonds.  Partially offsetting this increase was $1.4 million of allowance for borrowed funds used during construction associated with Rodemacher Unit 3 and $1.1 million primarily from lower interest on medium-term notes and lower rates and borrowings under Cleco Power’s credit facility.

Income Taxes
Federal and state income taxes decreased $0.7 million, or 7.2%, during the second quarter of 2009 compared to the second quarter of 2008 due to a decrease in pre-tax income, including the effects of equity AFUDC, partially offset by an increase in tax expense required under FIN 18.

Midstream
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue
Affiliate revenue	$2,177	$1,842	$335	$18.2%
Operating revenue	2,177	1,842	335	18.2%
Operating expenses
Other operations	1,634	1,504	(130)	(8.6)%
Maintenance	1,060	880	(180)	(20.5)%
Depreciation	44	76	32	42.1%
Taxes other than income taxes	102	91	(11)	(12.1)%
Total operating expenses	2,840	2,551	(289)	(11.3)%
Operating loss	$(663)	$(709)	$46	6.5%
Equity loss from investees	$(3,741)	$(2,549)	$(1,192)	(46.8)%
Interest charges	$3,338	$1,522	$(1,816)	(119.3)%
Federal and state income tax benefit	$(2,975)	$(1,879)	$1,096	58.3%
Net loss	$(4,757)	$(2,912)	$(1,845)	(63.4)%

Factors affecting Midstream during the second quarter of 2009 are described below.

Equity Loss from Investees
Equity loss from investees increased $1.2 million, or 46.8%, during the second quarter of 2009 compared to the second quarter of 2008.  The increase was due to a $2.3 million increase in equity losses at APH, partially offset by a $1.1 million increase in equity income at Evangeline.  The increased loss at APH was primarily due to an unplanned outage at the facility during 2009.  This outage resulted in higher removal and retirement costs and higher turbine and general maintenance expenses.  These decreases were partially offset by higher net revenue from Acadia’s short-term tolling agreement with Cleco Power.  The increased income at Evangeline was primarily due to lower gas tax expenses and lower interest charges.  Effective July 1, 2009, Evangeline will no longer incur state tax on natural gas purchases.  In prior periods, Evangeline was responsible for payment of 50 percent of the state tax, up to an annual amount of $1.5 million.  For additional information on Evangeline and Acadia, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Equity Investment in Investees.”

Interest Charges
Interest charges increased $1.8 million, or 119.3%, during the second quarter of 2009 compared to the second quarter of 2008 primarily due to additional estimated interest costs relating to an IRS audit.

Income Taxes
Federal and state income taxes decreased $1.1 million, or 58.3%, during the second quarter of 2009 compared to the second quarter of 2008 primarily due to a decrease in pre-tax income.

Comparison of the Six Months Ended June 30, 2009, and 2008

Cleco Consolidated
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue, net	$420,162	$497,337	$(77,175)	(15.5)%
Operating expenses	371,057	436,879	65,822	15.1%
Operating income	$49,105	$60,458	$(11,353)	(18.8)%
Interest income	$682	$2,875	$(2,193)	(76.3)%
Allowance for other funds used during construction	$34,529	$28,677	$5,852	20.4%
Equity loss from investees	$(14,876)	$(6,939)	$(7,937)	(114.4)%
Other income	$2,674	$157	$2,517	*
Other expense	$1,332	$2,046	$714	34.9%
Interest charges	$28,832	$19,662	$(9,170)	(46.6)%
Federal and state income taxes	$8,275	$12,060	$3,785	31.4%
Net income applicable to common stock	$33,652	$51,437	$(17,785)	(34.6)%
* Not meaningful

Consolidated net income applicable to common stock decreased $17.8 million, or 34.6%, in the first six months of 2009 compared to the first six months of 2008 primarily due to decreased earnings at Cleco Power and higher losses at Midstream.  Partially offsetting these decreases were higher corporate earnings.
Operating revenue, net decreased $77.2 million, or 15.5%, in the first six months of 2009 compared to the first six months

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

of 2008 largely as a result of lower fuel cost recovery revenue at Cleco Power.
Operating expenses decreased $65.8 million, or 15.1%, in the first six months of 2009 compared to the first six months of 2008 primarily due to lower per-unit costs of purchased power and lower volumes of purchased power and fuel used for electric generation at Cleco Power.  Partially offsetting this decrease was higher per-unit costs of fuel used for electric generation.
Interest income decreased $2.2 million, or 76.3%, in the first six months of 2009 compared to the first six months of 2008 primarily due to lower interest rates and lower average investment balances.  Also contributing to the decrease was a lower recovery of interest costs relating to Cleco Power’s lower deferred lignite mining costs.
Allowance for other funds used during construction increased $5.9 million, or 20.4%, in the first six months of 2009 compared to the first six months of 2008 primarily due to increased construction activity at Rodemacher Unit 3.
Equity loss from investees increased $7.9 million, or 114.4%, in the first six months of 2009 compared to the first six months of 2008 primarily due to increased equity losses at APH and Evangeline.
Other income increased $2.5 million in the first six months of 2009 compared to the first six months of 2008 primarily due to the recognition of an increase in the cash surrender value of life insurance policies at Cleco Corporation and higher mutual assistance revenue at Cleco Power.
Other expense decreased $0.7 million, or 34.9% in the first six months of 2009 compared to the first six months of 2008 primarily due to the absence in 2009 of decreases in the cash surrender value of life insurance policies at Cleco Corporation during 2008.  Partially offsetting this decrease were higher mutual assistance expenses at Cleco Power.
Interest charges increased $9.2 million, or 46.6%, during the first six months of 2009 compared to the first six months of 2008 primarily due to higher net interest charges at Cleco Power as discussed below, partially offset by lower interest charges at Cleco Corporation from the repayment of senior notes.
Federal and state income taxes decreased $3.8 million, or 31.4%, during the first six months of 2009 compared to the first six months of 2008 due to a decrease in pre-tax income, including the effects of equity AFUDC, partially offset by an increase in tax expense required under FIN 18.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue
Base	$167,738	$171,842	$(4,104)	(2.4)%
Fuel cost recovery	230,779	297,620	(66,841)	(22.5)%
Other operations	15,774	22,775	(7,001)	(30.7)%
Affiliate revenue	12	14	(2)	(14.3)%
Intercompany revenue	685	1,088	(403)	(37.0)%
Operating revenue, net	414,988	493,339	(78,351)	(15.9)%
Operating expenses
Fuel used for electric generation – recoverable	135,146	63,204	(71,942)	(113.8)%
Power purchased for utility customers – recoverable	95,821	234,137	138,316	59.1%
Non-recoverable fuel and power purchased	9,927	12,825	2,898	22.6%
Other operations	47,649	42,620	(5,029)	(11.8)%
Maintenance	23,104	22,838	(266)	(1.2)%
Depreciation	38,029	38,025	(4)	-
Taxes other than income taxes	15,363	15,995	632	4.0%
Total operating expenses	365,039	429,644	64,605	15.0%
Operating income	$49,949	$63,695	$(13,746)	(21.6)%
Interest income	$658	$1,576	$(918)	(58.2)%
Allowance for other funds used during construction	$34,529	$28,677	$5,852	20.4%
Other income	$1,600	$216	$1,384	640.7%
Other expense	$2,155	$864	$(1,291)	(149.4)%
Interest charges	$26,641	$16,462	$(10,179)	(61.8)%
Federal and state income taxes	$12,716	$16,569	$3,853	23.3%
Net income	$45,224	$60,269	$(15,045)	(25.0)%

Cleco Power’s net income in the first six months of 2009 decreased $15.0 million, or 25.0%, compared to the first six months of 2008.  Contributing factors include:

▪	higher interest charges,
▪	lower other operations revenue,
▪	higher other operations and maintenance expenses,
▪	lower base revenue,
▪	higher other expense, and
▪	lower interest income.

These were partially offset by:

▪	higher allowance for other funds used during construction,
▪	lower non-recoverable fuel and power purchased expenses, and
▪	higher other income.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

	FOR THE SIX MONTHS ENDED JUNE 30
(MILLION kWh)	2009	2008	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,607	1,644	(2.3)%
Commercial	1,139	1,153	(1.2)%
Industrial	1,056	1,416	(25.4)%
Other retail	66	65	1.5%
Total retail	3,868	4,278	(9.6)%
Sales for resale	233	173	34.7%
Unbilled	192	147	30.6%
Total retail and wholesale customer sales	4,293	4,598	(6.6)%

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2009	2008	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$68,516	$69,746	(1.8)%
Commercial	46,068	46,063	-
Industrial	25,133	26,995	(6.9)%
Other retail	2,797	2,737	2.2%
Storm surcharge	9,620	10,185	(5.5)%
Total retail	152,134	155,726	(2.3)%
Sales for resale	8,599	9,670	(11.1)%
Unbilled	7,005	6,446	8.7%
Total retail and wholesale customer sales	$167,738	$171,842	(2.4)%

The following chart shows how cooling- and heating–degree days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2009 CHANGE
	2009	2008	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	779	860	1,026	(9.4)%	(24.1)%
Cooling-degree days	1,179	1,158	968	1.8%	21.8%

Base
Base revenue decreased $4.1 million, or 2.4%, during the first six months of 2009 compared to the first six months of 2008.  The decrease was primarily due to lower electric sales to retail and wholesale customers, generally resulting from milder winter weather and lower sales to industrial customers as a result of decreased production at one of Cleco Power’s large industrial customers and the start of a large industrial customer cogenerating a portion of its electricity requirements.  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers decreased $66.8 million, or 22.5%, during the first six months of 2009 compared to the first six months in 2008 primarily due to decreases in the per-unit cost of power purchased for utility customers and lower volumes of fuel used for electric generation and power purchased for utility customers.  Partially offsetting the decrease were increases in the per-unit cost of fuel used for electric generation.  For information on Cleco Power’s ability to recover fuel and purchase power costs, see “— Comparison of the Three Months Ended June 30, 2009, and 2008 — Cleco Power — Fuel Cost Recovery.”

Other Operations
Other operations revenue decreased $7.0 million, or 30.7%, in the first six months of 2009 compared to the first six months of 2008 primarily due to a $6.8 million net loss relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer.  Also contributing to this decrease was $0.2 million of lower other miscellaneous revenue.  For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses decreased $64.6 million, or 15.0%, in the first six months of 2009 compared to the first six months of 2008.  Fuel used for electric generation (recoverable) increased $71.9 million, or 113.8%, primarily due to recovery of higher fuel costs deferred in prior periods and higher per-unit costs of fuel used as compared to the first six months of 2008, as a result of realized losses on fuel hedging due to the price volatility of natural gas.  Partially offsetting this increase were lower volumes of fuel used for electric generation.  Power purchased for utility customers (recoverable) decreased $138.3 million, or 59.1%, largely due to lower per-unit costs and lower volumes of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and purchased power decreased $2.9 million, or 22.6%, primarily due to the absence in 2009 of a $1.1 million reclassification from recoverable to non-recoverable fuel expense during 2008 and $1.8 million of lower other non-recoverable expenses primarily related to fixed-price power being provided to a wholesale customer.  Other operations expense increased $5.0 million, or 11.8%, primarily due to higher general liability expense, higher employee benefit costs, training, and administrative expenses.

Interest Income
Interest income decreased $0.9 million, or 58.2%, during the first six months of 2009 compared to the first six months of 2008 primarily due to a lower recovery of interest costs relating to Cleco Power’s lower deferred lignite mining costs.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $5.9 million, or 20.4%, during the first six months of 2009 compared to the first six months of 2008 primarily due to increased construction activity at Rodemacher Unit 3.  Allowance for

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

other funds used during construction comprised 76.4% of Cleco Power’s net income for the first six months of 2009, compared to 47.6% for the first six months of 2008.

Other Income
Other income increased $1.4 million, or 640.7%, in the first six months of 2009 compared to the first six months of 2008 primarily due to higher revenue from mutual assistance to other utilities for restoration efforts.

Other Expense
Other expense increased $1.3 million, or 149.4%, in the first six months of 2009 compared to the first six months of 2008 primarily due to higher expenses from mutual assistance to other utilities for restoration efforts.

Interest Charges
Interest charges increased $10.2 million, or 61.8%, during the first six months of 2009 compared to the first six months of 2008 primarily due to $7.0 million related to the May 2008 issuance of senior notes, $3.5 million related to the December 2008 issuance of GO Zone bonds, $1.5 million related to the March 2008 issuance of storm recovery bonds, $0.6 million related to solid waste disposal facility bonds, and $0.6 million of other miscellaneous interest charges.  Partially offsetting this increase was $3.0 million of allowance for borrowed funds used during construction associated with Rodemacher Unit 3.

Income Taxes
Federal and state income taxes decreased $3.9 million, or 23.3%, during the first six months of 2009 compared to the first six months of 2008 due to a decrease in pre-tax income, including the effects of equity AFUDC, partially offset by an increase in tax expense required under FIN 18.

Midstream
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue
Other operations	$-	$1	$(1)	(100.0)%
Affiliate revenue	4,540	3,761	779	20.7%
Operating revenue	4,540	3,762	778	20.7%
Operating expenses
Other operations	3,378	2,945	(433)	(14.7)%
Maintenance	2,154	1,729	(425)	(24.6)%
Depreciation	88	152	64	42.1%
Taxes other than income taxes	218	178	(40)	(22.5)%
Gain on sales of assets	-	(99)	(99)	(100.0)%
Total operating expenses	5,838	4,905	(933)	(19.0)%
Operating loss	(1,298)	(1,143)	(155)	(13.6)%
Equity loss from investees	$(15,891)	$(7,563)	$(8,328)	(110.1)%
Interest charges	$4,637	$3,491	$(1,146)	(32.8)%
Federal and state income tax benefit	$(8,392)	$(4,681)	$3,711	79.3%
Net loss	$(13,409)	$(7,528)	$(5,881)	(78.1)%

Factors affecting Midstream during the first six months of 2009 are described below.

Operating Revenue and Operating Expenses
Operating revenue increased $0.8 million, or 20.7%, during the first six months of 2009 compared to the first six months of 2008.  Operating expenses increased $0.9 million, or 19.0%, during the first six months of 2009 compared to the first six months of 2008.  The increases were primarily due to additional employees hired by Cleco Generation Services LLC for the benefit of Midstream to provide power plant operations, maintenance, and engineering services to Acadia and Evangeline.  As a result, revenue and expenses associated with these services are included in affiliate revenue and operating expenses, respectively.

Equity Loss from Investees
Equity loss from investees increased $8.3 million, or 110.1%, during the first six months of 2009 compared to the first six months of 2008.  The increase was due to a $4.2 million increase in equity losses at Evangeline and a $4.1 million increase in equity losses at APH.  The increased loss at Evangeline was primarily due to higher maintenance expenses largely relating to a planned major outage during 2009.  The increased loss at APH was primarily due to an unplanned outage at the facility during 2009.  This outage resulted in higher removal and retirement costs and higher turbine and general maintenance expenses.  These decreases were partially offset by higher net revenue from Acadia’s short-term tolling agreement with Cleco Power.  For additional information on Evangeline and Acadia, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Equity Investment in Investees.”

Interest Charges
Interest charges increased $1.1 million, or 32.8%, during the first six months of 2009 compared to the first six months of 2008 primarily due to additional estimated interest costs related to an IRS audit.  Partially offsetting this increase was a lower interest rate and a lower balance on affiliate debt relating to APH’s investment in Acadia.

Income Taxes
Federal and state income taxes decreased $3.7 million, or 79.3%, during the first six months of 2009 compared to the first six months of 2008 primarily due to a decrease in pre-tax income.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
At June 30, 2009, Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable.  In June 2009, Moody’s affirmed Cleco Corporation’s rating with a stable outlook and placed Cleco Power’s ratings under review for possible downgrade.  If Cleco Corporation’s credit ratings were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.  Cleco Power is currently rated one level higher by Moody’s than by Standard & Poor's.  Cleco Power pays fees and interest under its bank credit and other debt agreements based on the higher of the two credit ratings.  If Cleco Power’s credit ratings were to be downgraded by Moody’s, Cleco Power would be required to pay additional fees and higher interest rates.  Cleco Power’s collateral for derivatives is based on the lower of the two credit ratings.  If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s, Cleco Power would be required to pay additional collateral for derivatives.
During 2008, JPMorgan Chase & Co. acquired The Bear Stearns Companies Inc.  In connection with the acquisition, JPMorgan Chase & Co. guaranteed certain obligations of The Bear Stearns Companies Inc. and its subsidiaries, including obligations under the Evangeline Tolling Agreement.  In September 2008, Bear Energy was merged into JPMVEC.  At June 30, 2009, Moody’s outlook for Evangeline was stable.  The tolling agreement is the principal source of cash flow for Evangeline.  For more information regarding Evangeline’s tolling agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risk and Uncertainties — Cleco Corporation — Evangeline Tolling Agreement.”
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Rodemacher Unit 3.  In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract.  Under the terms of the Amended EPC Contract, in the event Cleco Power does not maintain a senior unsecured credit rating of either: (i) Baa3 or better from Moody’s or (ii) BBB- or better from Standard & Poor’s, Cleco Power will be required to provide a letter of credit to Shaw in the amount of $20.0 million.  In the event of further downgrade to both of its credit ratings to: (i) Ba2 or below from Moody’s, and (ii) BB or below from Standard & Poor’s, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw.
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

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values.  Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or issuance.  Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes under generally accepted accounting principles.  Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the condensed consolidated balance sheets with their fair values disclosed without regard to the three levels.  For more information about fair value levels, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — “Fair Value Accounting.”

Debt
At June 30, 2009, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.  If Cleco Corporation were to default under the covenants in its various credit facilities, it would be unable to borrow additional funds under the facilities.  Further, if Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its credit facility.  The bonds issued by Evangeline are non-recourse to Cleco Corporation, and a

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

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

Cleco Consolidated
Cleco had no short-term debt outstanding at June 30, 2009, or December 31, 2008.  At June 30, 2009, Cleco’s long-term debt outstanding was $1.2 billion, of which $11.1 million was due within one year, compared to $1.2 billion outstanding at December 31, 2008, which included $63.5 million due within one year.  The long-term debt due within one year at June 30, 2009, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.
For Cleco, long-term debt increased $79.5 million primarily due to an $88.0 million increase in Cleco’s credit facility draws, a $30.0 million increase in Cleco Power’s credit facility draws, and a $20.0 million increase in long-term capital leases.  These increases were partially offset by the $50.0 million repayment of medium-term notes at maturity in May 2009 and $8.4 million related to a scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2009.  During January 2009, Cleco Power entered into a lease agreement for barges to be used for fuel transportation for Rodemacher Unit 3.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Contingencies — Fuel Transportation Agreement” and “— Cleco Corporation (Holding Company Level)” and “— Cleco Power” below.
During July 2009, Cleco Power elected to redeem all $49.5 million principal amount of its outstanding 6.05% insured quarterly notes due June 2012.  The redemption date for the notes will be August 21, 2009.  Once redeemed, the bonds will be replaced with LIBOR plus 3.00% floating rate bank loans. On July 10, 2009, Cleco Power entered into a three-year $50.0 million interest rate swap arrangement which will convert the floating rate bank loans to a fixed rate of 4.84%.  These swaps mature on May 31, 2012, concurrent with the maturity of the bank loans.
At June 30, 2009, and December 31, 2008, Cleco had a working capital surplus of $150.1 million and $105.5 million, respectively.  Included in working capital at June 30, 2009, and December 31, 2008, was $31.9 million and $62.3 million, respectively, which was restricted for the use of debt payments and other restricted uses.  The $44.6 million increase in working capital is primarily due to the repayment of medium-term notes and the decreases in accounts payable.  These increases were partially offset by the payment of dividends, and additions to property, plant and equipment, including  Rodemacher Unit 3.  An uncommitted bank line of credit up to $10.0 million also is available to support Cleco’s working capital needs.
Cash and cash equivalents available at June 30, 2009, were $42.0 million combined with $262.0 million facility capacity ($17.0 million from Cleco Corporation and $245.0 million from Cleco Power) for total liquidity of $304.0 million.  Cash and cash equivalents decreased $55.5 million as compared to December 31, 2008.  This decrease is primarily due to additions to property, plant and equipment, including Rodemacher Unit 3.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at June 30, 2009 or December 31, 2008.  At June 30, 2009, and December 31, 2008, Cleco Corporation had $118.0 million and $30.0 million, respectively, of long-term debt outstanding.  The increase in long-term debt was due to the increase in draws on Cleco Corporation’s credit facility.  Cleco Corporation’s $150.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.
At June 30, 2009, credit facility draws and off-balance sheet commitments reduced available borrowings by $118.0 million and $15.0 million, respectively, leaving available capacity of $17.0 million.  For more information about these commitments, see “— Off-Balance Sheet Commitments.”  An uncommitted bank line of credit up to $10.0 million also is available to support Cleco Corporation’s working capital needs.
Cash and cash equivalents available at June 30, 2009, were $10.1 million, combined with $17.0 million facility capacity for total liquidity of $27.1 million.  Cash and cash equivalents increased $4.2 million, when compared to December 31, 2008, primarily due to draws under Cleco Corporation’s credit facility, partially offset by the use of those funds for general operating needs.

Cleco Power
There was no short-term debt outstanding at Cleco Power at June 30, 2009, or December 31, 2008.  At June 30, 2009, Cleco Power’s long-term debt outstanding was $1.1 billion, of which $11.1 million was long-term debt due within one year, compared to $1.1 billion at December 31, 2008, of which $63.5 million was due within one year.
For Cleco Power, long-term debt decreased $8.5 million primarily due to the $50.0 million repayment of medium-term notes at maturity in May 2009 and $8.4 million related to a scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2009.  These decreases were partially offset by an increase of $30.0 million in Cleco Power’s credit facility draws and $20.0 million increase in long-term capital leases.  During January 2009, Cleco Power entered into a lease agreement for barges to be used for fuel transportation for Rodemacher Unit 3.  For additional information, see Note 10 — “Litigation, Other Commitments and Contingen-

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

cies, and Disclosures about Guarantees — Other Contingencies — Fuel Transportation Agreement.”
During July 2009, Cleco Power elected to redeem all $49.5 million principal amount of its outstanding 6.05% insured quarterly notes due June 2012.  The redemption date for the notes will be August 21, 2009.  Once redeemed, the bonds will be replaced with LIBOR plus 3.00% floating rate bank loans. On July 10, 2009, Cleco Power entered into a three-year $50.0 million interest rate swap arrangement which will convert the floating rate bank loans to a fixed rate of 4.84%.  These swaps mature on May 31, 2012 concurrent with the maturity of the bank loans.
At June 30, 2009, and December 31, 2008, Cleco Power had a working capital surplus of $45.9 million and $88.0 million, respectively.  Included in working capital at June 30, 2009, and December 31, 2008 was $31.9 million and $62.3 million, respectively, which was restricted for the use of debt payments.  The $42.1 million decrease in working capital is primarily due to increased federal income taxes payable and additions to property plant and equipment, including Rodemacher Unit 3.
Cleco Power’s $275.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 0.400%, including facility fees.  At June 30, 2009, $30.0 million was outstanding under Cleco Power’s $275.0 million, five-year revolving facility.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs.
Cash and cash equivalents available at June 30, 2009, were $31.9 million, combined with $245.0 million facility capacity for total liquidity of $276.9 million.  Cash and cash equivalents decreased $59.7 million as compared to December 31, 2008.  This decrease is primarily due to additions to property, plant and equipment, including Rodemacher Unit 3.
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included acceptance of an LPSC Staff recommendation that Cleco Power collect from customers an amount equal to 75% of the carrying costs of capital during the construction phase of the unit.  Cleco Power had collected $120.6 million and $85.5 million at June 30, 2009, and December 31, 2008, respectively.  In addition to this recovery, Cleco Power is funding the construction costs related to Rodemacher Unit 3 by utilizing cash on hand, available funds from its credit facility, the issuance of long-term debt, and equity contributions from Cleco Corporation.

Midstream
Midstream had no debt outstanding at June 30, 2009, or December 31, 2008.
Evangeline, which is accounted for under the equity method, had no short-term debt outstanding at June 30, 2009, or December 31, 2008.  Evangeline had $165.3 million and $168.9 million of long-term debt outstanding at June 30, 2009, and December 31, 2008, respectively, in the form of 8.82% Senior Secured Bonds due 2019.  Of these amounts, $7.7 million and $7.1 million were due within one year at June 30, 2009, and December 31, 2008, respectively.  The bonds issued by Evangeline are non-recourse to Cleco Corporation.

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At June 30, 2009, and December 31, 2008, $70.7 million and $103.0 million of cash, respectively, were restricted.  At June 30, 2009, the $70.7 million of restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $1.9 million held in escrow for the construction of Cleco Power’s solid waste disposal facilities at Rodemacher Unit 3, $32.6 million reserved at Cleco Power for GO Zone project costs, $27.8 million reserved at Cleco Power for future storm restoration costs, and $8.3 million at Cleco Katrina/Rita restricted for payment of operating expense, interest and principal on storm recovery bonds.
Evangeline’s restricted cash is not reflected in Cleco Corporation’s Condensed Consolidated Balance Sheets due to the equity method of accounting.  Evangeline’s restricted cash at June 30, 2009, and December 31, 2008, was $19.0 million and $25.0 million, respectively.  This cash is restricted under Evangeline’s senior secured bond indenture.

Net Operating Activities Cash Flows
Cleco’s net cash used in operating activities was less than $0.1 million during the first six months of 2009 compared to cash provided by operating activities of $53.1 million during the first six months of 2008.  Cash from operating activities during the first six months of 2009 decreased $53.2 million from that reported for the first six months of 2008, primarily due to lower net income, new Rodemacher Unit 3 petroleum coke and lignite inventories, higher gas and power purchase payments, and higher retainage payments.  These were partially offset by higher collections of customer accounts.
Cleco Power’s net cash provided by operating activities was $50.1 million during the first six months of 2009 compared to $92.6 million during the first six months of 2008.  Cash from operating activities during the first six months of 2009 decreased $42.5 million from that reported for the first six months of 2008, primarily due to lower net income, new Rodemacher Unit 3 petroleum coke and lignite inventories, higher gas and power purchase payments, and higher retainage payments.  These were partially offset by higher collections of customer accounts.

Contractual Obligations and Other Commitments
Cleco, in the normal course of business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in the Consolidated Balance Sheets while other commitments, some firm and some based on uncertainties, are not reflected in the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of June 30, 2009, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT JUNE 30, 2009
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$177,400	$135,000	$42,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Guarantee issued to Tenaska Gas Storage, LLC on behalf of Acadia	10,000	-	10,000	10,000
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,525	-	3,525	-
Obligations under the Lignite Mining Agreement	4,039	-	4,039	-
Total	$211,864	$135,000	$76,864	$27,228

Cleco Corporation provided a limited guarantee and an indemnification, which fall within the recognition scope of FIN 45, to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of June 30, 2009, the aggregate guarantee of $177.4 million is limited to $42.4 million due to the performance of some of the underlying obligations that were guaranteed.  Management believes it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims.  The discounted probability-weighted liability under the guarantees and indemnifications as of June 30, 2009, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit facility by an amount equal to the maximum reasonably anticipated liability in respect of the contingent obligation as determined in good faith.
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million, of which $0.4 million expires on September 27, 2009 and $1.0 million expires on October 20, 2009.  These guarantees do not fall within the scope of FIN 45.  Cleco Energy issued guarantees and indemnifications that fall within the recognition scope of FIN 45, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million.  The discounted probability-weighted liability under the FIN 45 guarantees and indemnifications as of June 30, 2009, was $0.1 million.
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

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

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
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At June 30, 2009, Cleco Power’s 50% exposure for this obligation was approximately $4.0 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination dates of the guarantees and standby letters of credit discussed above:

				AT JUNE 30, 2009
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$58,339	$11,400	$4,039	$-	$42,900
Standby letters of credit	18,525	3,525	-	-	15,000
Total commercial commitments	$76,864	$14,925	$4,039	$-	$57,900

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

Retail Rates of Cleco Power
In January 2008, Cleco Power filed its monitoring report for the 12-month period ended September 30, 2007.  On June 1, 2009, Cleco Power filed its monitoring report for the year ended September 30, 2008.  Cleco Power does not anticipate that the LPSC will proceed with its review of these reports until after completion of the rate case.
The LPSC directed Cleco Power to file a base rate case at least 12 months prior to the expected in-service date of Rodemacher Unit 3.  On July 14, 2008, Cleco Power filed a request for a new rate plan with the LPSC to increase its base rates for electricity.  Cleco Power is seeking recovery of revenues sufficient to cover the addition of Rodemacher Unit 3 to its existing expense and rate base levels.  The discovery phase of the rate case is substantially complete.
On July 27, 2009, Cleco Power notified the Administrative Law Judge that Cleco Power, the LPSC Staff, and the intervenors in the case had made significant progress toward a full resolution of all issues in the case and that the parties anticipate they would be successful in their efforts to achieve an uncontested stipulated settlement in the case.
The anticipated uncontested stipulated settlement with all parties, if approved by the LPSC, is expected to increase retail base revenues, in the first twelve months of Rodemacher Unit 3 commercial operations, by approximately $173.0 million with an anticipated net billing decrease for retail customers of approximately $106.0 million, or 11.0%, including a reduction of approximately $89.0 million resulting from the cessation of collection of and the refund of Rodemacher Unit 3 construction financing based on a five-year crediting period.  The settlement provides for the placement of Rodemacher Unit 3 in rate base and recovery of the operating costs of Rodemacher

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

Unit 3 and other costs including costs associated with damage caused by Hurricanes Gustav and Ike.
The settlement includes a Formula Rate Plan (FRP) that has a target return on equity of 10.7%, including returning to retail customers 60.0% of earnings over 11.3% and all earnings over 12.3%.  The capital structure assumes an equity ratio of 51.0%.  The FRP also has a mechanism allowing for recovery of future revenue requirements for the Acadiana Load Pocket transmission project and, if approved, the acquisition of the Acadia power plant as a result of the Cleco Power 2007 Long-Term RFP.  The settlement allows Cleco Power to propose additional projects to the LPSC during the FRP’s initial four-year term.
Cleco Power proposed that the LPSC Staff, Cleco Power, and the intervenors in the case file testimony in support of the settlement on August 24, 2009.  The Administrative Law Judge has reserved September 11, 2009, for an uncontested stipulated settlement hearing.  The results of the uncontested stipulated settlement hearing are expected to be presented to the LPSC.  If approved by the LPSC, the settlement rates are expected to be effective upon the commercial operation of Rodemacher Unit 3, currently anticipated in the fourth quarter of 2009.  For information relating to the risks associated with Cleco Power’s rate increase request, see Part 1, Item 1A, “Risk Factors — Rodemacher Unit 3 Construction Costs” and “— Cleco Power’s Rates and Rate Case” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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

Generation RFP

2008 Short-Term RFP for 2009 Resources
In March 2008, Cleco Power issued a RFP for a minimum of 50 MW up to 450 MW to meet its 2009 capacity and energy requirements.  Cleco Power selected and negotiated a 235-MW peaking product with Acadia.  The product is for supply that started March 1, 2009, and will end October 1, 2009.
On January 6, 2009, Cleco Power issued a RFP for a minimum capacity amount of 50 MW up to 200 MW in order to serve additional load.  Cleco Power has selected and negotiated a 200-MW intermediate product with NRG Power Marketing, Inc.  The product is for supply that started April 1, 2009, and will end November 1, 2009.

2007 Long-Term RFP
In June 2007, Cleco Power filed a proposed RFP with the LPSC for up to approximately 600 MW of intermediate and/or peaking resources to meet projected load growth over a 10-year period beginning in 2010.  To meet these needs, Cleco Power asked for products with a term of 2 to 30 years.  Out of the approximately 600-MW total, up to approximately 350 MW may be sourced from a peaking resource.  After the LPSC review, the RFP was issued in October 2007, and bids were received in December 2007.  On February 26, 2009, Cleco Power announced that it had chosen the acquisition of 50 percent of the Acadia power station, or one of its two 580-MW units, as the lowest bid in its 2007 long-term RFP.  Cleco Power will own and operate one unit and operate the other 580-MW unit on behalf of Acadia.  Cleco Power has completed its due diligence and the parties have executed the definitive agreements.  However, prior to closing the transaction, valued at approximately $300.0 million, Cleco Power must receive approvals from the LPSC and FERC.  In a process that remains under the supervision of an independent monitor appointed by the LPSC, Cleco Power and Acadia plan to complete the transaction in the first quarter of 2010.  Beginning in January 2010, the agreements provide that Acadia will continue to operate the plant and serve Cleco Power under a tolling agreement covering 50 percent of the Acadia power station until the transaction is closed.  This tolling agreement must also be approved by the LPSC and FERC.

Rodemacher Unit 3
In May 2006, Cleco Power began construction of Rodemacher Unit 3 which will provide a portion of the utility’s power supply needs.  Rodemacher Unit 3 will be capable of burning various solid fuels but primarily is expected to burn petroleum coke produced by several refineries throughout the Gulf Coast region.  Cleco Power has entered into contracts with suppliers to collectively supply over 1.4 million tons of petroleum coke annually for a three-to-five year period beginning in 2009, representing over 90% of Rodemacher Unit 3 fuel requirements for such period.  All environmental permits for the unit have been received.  By Shaw’s estimations, physical construction is estimated at 92% complete as of June 30, 2009.  Cleco Power

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

 anticipates the plant will be substantially complete and operational in the fourth quarter of 2009.
In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which provided for substantial completion of the construction of Rodemacher Unit 3 by September 30, 2009.  On July 2, 2008, Cleco Power and Shaw amended this contract further to provide for substantial completion as early as June 30, 2009, as well as changes to other commercial terms for a lump-sum price of $794.5 million.  As a result of the amendment, Cleco Power is no longer liable for excess labor costs as contemplated under the original agreement.  The total capital cost estimate for the project, including AFUDC, Amended EPC Contract costs, and other development expenses, remains at $1.0 billion.  As of June 30, 2009, Cleco Power had incurred approximately $938.9 million in project costs, including AFUDC.  Under the Amended EPC Contract, Shaw is subject to payment of liquidated damages if certain operating performance criteria and schedule dates are not met.  The Amended EPC Contract allows for termination if certain milestones, approvals, or other terms and conditions are not met, or at Cleco Power’s sole discretion, which would require payment of termination fees.  As of June 30, 2009, the maximum termination costs would have been $790.7 million or an additional $16.4 million more than the capital expended to date.  In support of its performance obligations, Shaw has provided a $58.9 million letter of credit to Cleco Power.  In addition to the letter of credit, Shaw also posted a $200.0 million payment and performance bond in favor of Cleco Power in support of its performance obligations under the Amended EPC Contract.  The Amended EPC Contract also provides for Shaw to: (a) allow retention, or (b) issue an additional letter of credit, in an amount equal to 7.5% of the payments made by Cleco Power under the contract. Effective June 30, 2009, Shaw had issued an additional letter of credit in the amount of $57.2 million with no retained amounts outstanding.  The retention and letters of credit are provided in support of Shaw’s potential payment of liquidated damages, or other payment performance obligations.  The Amended EPC Contract also provides in the event Cleco Power does not maintain a senior unsecured credit rating of either: (i) Baa3 or better from Moody’s or (ii) BBB- or better from Standard & Poor’s, that Cleco Power will be required to provide a letter of credit to Shaw in the amount of $20.0 million. In the event of further downgrade to both of its credit ratings to: (i) Ba2 or below from Moody’s, and (ii) BB or below from Standard & Poor’s, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw.
In April 2009, Shaw withdrew its request for recovery of $12.3 million in force majeure related costs and a schedule extension of fifteen days allegedly incurred as a result of Hurricanes Gustav and Ike.  In July 2009, Shaw submitted a formal claim covering the same events in the amount of $23.0 million and a schedule extension of 48 days.  Cleco Power is reviewing the documentation for validity and applicability.  Additionally, in June 2009, Shaw notified Cleco of an alleged event of default claiming that the on-site fuel for Rodemacher Unit 3 did not meet the specifications under the Amended EPC Contract.  The parties have submitted this claim through the dispute resolution provisions of the Amended EPC Contract.  The Registrants do not believe the resolution of these claims will have a material adverse effect to the Registrants’ results of operations, financial condition, or cash flows.

Lignite Deferral
At June 30, 2009, and December 31, 2008, Cleco Power had $25.5 million and $26.8 million, respectively, in deferred lignite costs remaining uncollected.
For additional information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Oxbow Lignite Mine Acquisition
In April 2009, Cleco Power entered into an agreement with SWEPCO to purchase the Oxbow Lignite Company from North American Coal Corporation (NAC).  The purchase price of approximately $42.0 million includes the lignite reserves, mining equipment, and related assets and permits.  Cleco Power’s 50 percent portion of the purchase price is approximately $12.9 million for the lignite reserves.  The lignite reserves of approximately 120 million tons acquired under this agreement are expected to fuel the Dolet Hills Power Station through 2026.  SWEPCO’s subsidiary, Dolet Hills Lignite Company, LLC, will operate the new mine along with its current operations at the Dolet Hills Lignite Mine on similar terms.  The existing Red River Lignite Supply and Transportation Agreement with NAC will terminate upon the closing of this transaction.  Pending LPSC approval, the closing of this transaction is expected to occur in the fourth quarter of 2009.

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
The project includes upgrades to certain existing electric facilities as well as the construction of new substations, transmission lines, and capacitor banks.  The total estimated cost is approximately $200.0 million.  Each utility is responsible for various components of the project.  Cleco Power’s portion of the cost is approximately $140.0 million, including AFUDC.  Construction is anticipated to begin in 2009 with the final phase completed in 2012.  Upgrading the interconnected transmission system is expected to increase capacity, reduce

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

transmission constraints, and improve electric service for customers served by all three utilities.

Franchises
On January 13, 2009, the Coushatta City Council voted to accept the early renewal of its franchise agreement with Cleco Power.  The Coushatta agreement was set to expire in November 2010.  The renewal extends the agreement for 30 years until January 2039.  Approximately 1,400 Cleco Power customers are located in Coushatta.
On May 14, 2009, the Bunkie City Council voted to accept the early renewal of its franchise agreement with Cleco Power.  The Bunkie agreement was set to expire in September 2012. The renewal extends the agreement for 27 years until May 2036.  Approximately 2,200 Cleco Power customers are located in Bunkie.
On May 19, 2009, the mayor of Abita Springs signed into ordinance a new franchise agreement with Cleco Power.  This franchise agreement replaced the previous Abita Springs agreement which was set to expire in July 2012.  The new agreement term is for 25 years and is set to expire May 2034.  Approximately 710 Cleco Power customers are located in Abita Springs.
On July 22, 2009, the Simmesport City Council voted to accept the early renewal of its franchise agreement with Cleco Power.  The Simmesport agreement was set to expire in January 2012.  The renewal extends the agreement for 28 years until July 2037.  Approximately 1,200 Cleco Power customers are located in Simmesport.
In July 2009, the City of Opelousas notified Cleco Power that it will begin formally requesting proposals from other power companies to supply its electricity needs. The current agreement is set to expire in August 2011.  The City of Opelousas has until December 31, 2009, to notify Cleco of its intent to terminate the agreement at the end of its current term.  If notification is not received, the franchise agreement will automatically renew for an additional ten years.  For the twelve-month period ended June 30, 2009, Cleco Power’s base revenue was $8.1 million from the City of Opelousas.  Approximately 10,000 customers are located in the City of Opelousas.  While the City of Opelousas owns the power system, Cleco Power has performed upgrades and expansions since the inception of the agreement. If the franchise agreement is not renewed by the City of Opelousas, the City of Opelousas will be liable to Cleco Power for the cost of the upgrades and expansions.
For additional information on Cleco Power’s electric service franchises, please read “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Environmental Matters
Cleco is subject to extensive environmental regulation by federal, state and local authorities and is required to comply with numerous environmental laws and regulations, and to obtain and to comply with numerous governmental permits, in operating its facilities.  In addition, existing environmental laws, regulations and permits could be revised or reinterpreted; new laws and regulations could be adopted or become applicable to Cleco or its facilities; and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions.  Cleco may incur significant additional costs to comply with these revisions, reinterpretations, and requirements.  If Cleco fails to comply with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines.
On March 19, 2008, Cleco Power received a consolidated compliance order and notice of potential penalty (CO/NOPP) from the Louisiana Department of Environmental Quality (LDEQ) for alleged violations of the air quality rules at its Dolet Hills and Rodemacher Power Stations.  On May 15, 2008, Cleco Power and the LDEQ entered into a dispute resolution agreement to give the parties additional time to discuss resolution of this CO/NOPP.  The dispute resolution agreement has been extended on several occasions.  Cleco and the LDEQ recently reached a tentative agreement to settle the pending enforcement action for approximately $22,850.  Because the one year statutory time limit has been reached on the dispute resolution agreement, the LDEQ recently granted Cleco’s request for hearing on the matter until the mandatory public notice is conducted and the tentative settlement agreement is signed.  The matter is currently pending before the Administrative Law Judge until the settlement agreement is finally executed.  Cleco expects the tentative agreement to be executed during the third quarter of 2009, at which time the matter will be closed.
Recent catastrophic events involving coal ash at the Tennessee Valley Authority’s coal ash management impoundments have prompted closer scrutiny by the EPA of coal ash management facilities.  Cleco Power has received a formal request for information under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act regarding the safety and structural integrity of its coal ash management units.  Cleco has fully responded to the EPA’s request.  Any new, stricter requirements imposed on coal ash management units by the EPA, as a result of this information request, could increase the cost of operating existing units or require them to be upgraded.  At this time, management is unable to determine whether the costs associated with potential stricter requirements will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
On April 24, 2009, EPA published its proposed finding that greenhouse gas emissions from new motor vehicles and new motor vehicle engines may reasonably be anticipated to endanger public health and welfare.  This proposal is the first step in setting greenhouse gas emission standards for motor vehicles and motor vehicle engines. Although this proposal does not include any greenhouse gas emission standards or make a finding with regard to stationary emission sources, a final positive endangerment finding for mobile sources could lead to the same finding with respect to stationary sources

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

such as large power plants.  Because this proposed finding is in the early stages of the regulatory process, management is unable to determine the impact, if any, this proposal may have on the Registrants’ results of operations, financial condition, and cash flows.
On June 26, 2009, the U.S. House of Representatives voted 219-212 to pass the “American Clean Energy and Security Act of 2009” (ACES), which was originally introduced by Reps. Henry Waxman (D-CA) and Ed Markey (D-MA) on March 31, 2009.  The bill imposes a renewable electricity standard for utilities of up to 20% by 2020, and addresses other issues such as energy efficiency, carbon capture and sequestration, and performance standards for new coal units permitted after 2009.  It also includes an economy-wide greenhouse gas (GHG) cap and trade program that requires a reduction in GHG emissions from major U.S. sources of 17% by 2020 and 83% by 2050 compared to 2005 levels.  Under ACES, approximately 80% of emission allowances would be freely allocated during the early years of the cap and trade program.  Over time, however, a greater percentage of allowances would be auctioned, eventually phasing out all free allocations to covered entities, except “trade-vulnerable” industries, and requiring the auction of about 70% of the allowances after 2030.  The Senate is expected to begin drafting its own climate change legislation, which is likely to be based upon ACES.  Cleco anticipates that the Senate Environment and Public Works Committee will attempt to complete hearings and mark-up of a Senate climate bill by early August 2009.  A September 18, 2009 deadline has been set for Senate committees with jurisdiction on climate legislation to complete their mark-ups.
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

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three and six months ended June 30, 2009, and June 30, 2008.  The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2009 and the first six months of 2008.  Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the second quarter of 2009 and the second quarter of 2008, see “— Results of Operations — Comparison of the Three Months Ended June 30, 2009, and 2008 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2009 and the first six months of 2008, see “ — Results of Operations — Comparison of the Six Months Ended June 30, 2009, and 2008 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.  Recent market conditions have limited the availability and have increased the costs of capital for many companies.  The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses.  After assessing the current operating performance, liquidity, and credit ratings, management believes that it will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  If Cleco Corporation’s credit ratings were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.  Cleco Power is currently rated one level higher by Moody’s than by Standard & Poor’s.  Cleco Power pays fees and interest under its bank credit and other debt agreements based on the higher of the two credit ratings.  If Cleco Power’s credit ratings were to be downgraded by Moody’s, Cleco Power would be required to pay additional fees and higher interest rates.  Cleco Power’s collateral for derivatives is based on the lower of the two credit ratings.  If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s, Cleco Power would be required to pay additional collateral for derivatives.

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
At June 30, 2009, Cleco had $118.0 million principal amount of long-term variable-rate debt outstanding under its $150.0 million five-year credit facility at a weighted average interest rate of 0.842%.  The borrowings under the credit facility are considered long-term as the credit facility does not expire until 2011.  The borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.  The existing borrowings had 30-day terms and matured on July 17, 2009, and July 30, 2009.  The amounts of the borrowings were renewed at maturity, rather than repaid.  Each 1% increase in the interest rate applicable to such debt would have resulted in a $1.0 million decrease in pre-tax earnings of Cleco.  Cleco had no short-term variable-rate debt as of June 30, 2009.

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities.  Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), regulatory compliance staff, as well as monitoring by a risk management committee comprised of officers and the General Manager – Internal Audit, who are appointed by Cleco Corporation’s Board of Directors.  Risk limits are recommended by the Risk Management Committee and monitored through a daily risk report that identifies the current VaR, current market conditions, and concentration of energy market positions.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  At June 30, 2009, the positions had a negative mark-to-market value of $0.9 million, which is a decrease of $0.7 million from the negative mark-to-market value of $0.2 million at December 31, 2008.  In addition, these positions resulted in a realized loss of $0.9 million for the six-month period ended June 30, 2009.  In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in the market value of open natural gas positions and ultimately in Cleco Power’s future earnings.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate the volatility in customer fuel costs, as encouraged by an LPSC order.  Cleco Power’s fuel stabilization policy targets higher levels of minimum hedging percentages and mitigates the volatility in customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles.  Based on market prices at June 30, 2009, the net mark-to-market impact related to open natural gas positions was a loss of $52.2 million.  Deferred losses relating to closed natural gas positions at June 30, 2009, and December 31, 2008, totaled $8.4 million and $6.4 million, respectively.
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
Based on these assumptions, the VaR relating to Cleco Power’s hedge transactions for the three and six months ended June 30, 2009, as well as the VaR at December 31, 2008, is summarized below:

	FOR THE THREE MONTHS ENDED JUNE 30, 2009
(THOUSANDS)	HIGH	LOW	AVERAGE
Economic hedges	$208.6	$78.2	$146.9
Fuel cost hedges	$6,407.5	$2,076.3	$4,230.2

	FOR THE SIX MONTHS ENDED JUNE 30, 2009			AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2009	2008
Economic hedges	$268.1	$78.2	$161.2	$122.4	$239.0
Fuel cost hedges	$7,292.8	$2,076.3	$4,470.6	$3,677.1	$6,519.0

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
At June 30, 2009, Cleco Power had $30.0 million principal amount of long-term variable-rate debt outstanding under its $275.0 million five-year credit facility at a weighted average interest rate of 0.63%.  The borrowings under the credit facility are considered long-term as the credit facility does not expire until 2011.  The borrowing costs under the facility are equal to LIBOR plus 0.40%, including facility fees.  The existing borrowing has a 30-day term and matured on July 27, 2009.  The amounts of the borrowings were renewed at maturity, rather than repaid.  Each 1% increase in the interest rate applicable to such debt would have resulted in a $0.3 million decrease in pre-tax earnings of Cleco Power.  Cleco Power had no short-term variable-rate debt as of June 30, 2009.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

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
During Cleco Corporation’s and Cleco Power’s second fiscal quarter of 2009, there have been no changes in either Cleco Corporation’s and Cleco Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, respectively, each of Cleco Corporation’s and Cleco Power’s internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of Cleco Corporation was held April 24, 2009, in Pineville, Louisiana.
(b)
Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to management’s nominees, and all nominees listed in the Proxy Statement were elected.

(c)	The following is a tabulation of the votes cast upon each proposal presented at the Annual Meeting of Shareholders of Cleco Corporation on April 24, 2009.

(1)	Election of Directors to serve until the 2012 Annual Meeting of Shareholders:

CLASS III DIRECTORS	FOR	WITHHELD	BROKER NON-VOTES
J. Patrick Garrett	55,257,286	1,465,811	0
Elton R. King	55,485,928	1,237,169	0
Logan W. Kruger	55,716,172	1,006,925	0

The term of office as a director of each of Messrs. Richard B. Crowell, Michael H. Madison, William L. Marks, Robert T. Ratcliff, Sr., William H. Walker, Jr., W. Larry Westbrook, and General Sherian G. Cadoria continued after the meeting.

(2)	Ratification of the Audit Committee’s appointment of PricewaterhouseCoopers LLP as Cleco’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
55,417,098	1,148,420	157,579	0

(3)	Adoption of the Cleco Corporation 2010 LTICP:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
42,764,752	7,696,458	423,119	5,838,768

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

ITEM 6.     EXHIBITS
CLECO CORPORATION
3.1	Bylaws of Cleco Corporation, revised effective July 1, 2009
10.1	Executive Employment Agreement between Cleco Corporation and George W. Bausewine effective as of May 5, 2009
12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, six-, and twelve-month periods ended June 30, 2009, for Cleco Corporation

31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO POWER
3.2	Operating Agreement of Cleco Power LLC, revised effective July 1, 2009
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, six-, and twelve-month periods ended June 30, 2009, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  August 5, 2009

CLECO CORPORATION
CLECO POWER	2009 2ND QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  August 5, 2009