Form 10-Q
period 2009-09-30
CLECO POWER LLC; CLECO CORP
filed 2009-11-02
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
__________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Large accelerated filer ☐           Accelerated filer ☐                  Non-accelerated filer ☒  (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒
Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at October 27, 2009

Cleco Corporation	Common Stock, $1.00 Par Value	60,479,653

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

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

Acadiana Load Pocket
An area in south central Louisiana that has experienced regular transmission constraints caused by local load and lack of generation.  Transmission within the Acadiana Load Pocket is owned by several entities, including Cleco Power.

AFUDC	Allowance for Funds Used During Construction
Amended EPC Contract
Amended and Restated EPC Contract between Cleco Power and Shaw, executed on May 12, 2006, for engineering, procurement, and construction of Rodemacher Unit 3, as amended by Amendment No. 1 thereto effective March 9, 2007, Amendment No. 2 thereto dated as of July 2, 2008, Amendment No. 3 thereto dated as of July 22, 2009, and Amendment No. 4 thereto dated October 19, 2009.

APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation. Prior to February 1, 2007, Attala was a wholly owned subsidiary of Midstream.
Bear Energy	BE Louisiana LLC, an indirect wholly owned subsidiary of JPMorgan Chase & Co. In September 2008, BE Louisiana LLC was merged into JPMVEC.
Bear Stearns Companies Inc.	The parent company of Bear, Stearns & Co. Inc.
Cajun	Cajun Gas Energy L.L.C.
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Cleco Innovations LLC	A wholly owned subsidiary of Cleco Corporation
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Codification	FASB Accounting Standards CodificationTM the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement
Capacity Sale and Tolling Agreement between Evangeline and BE Louisiana LLC (as successor to Williams Power Company, Inc. (formerly known as Williams Energy Marketing & Trading Company)) which expires in 2020.  In September 2008, BE Louisiana LLC was merged into JPMVEC.

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GDP-IPD	Gross Domestic Product – Implicit Price Deflator
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection Agreement and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
JPMVEC	J.P. Morgan Ventures Energy Corporation. In September 2008, Bear Energy was merged into JPMVEC.
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
NAC	North American Coal Corporation
OCI	Other Comprehensive Income

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyls
Perryville
Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation.  Prior to February 1, 2007, Perryville was a wholly owned subsidiary of Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream.

Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 3	A 600-MW solid-fuel generating unit under construction by Cleco Power at its existing Rodemacher plant site in Boyce, Louisiana
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
VaR	Value-at-risk
Williams	Williams Power Company, Inc.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

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

▪
Legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects, including Rodemacher Unit 3, the joint project to upgrade the Acadiana Load Pocket transmission system, Cleco Power’s acquisition of 50% of Acadia, and Entergy Louisiana’s acquisition of the remaining 50% of Acadia;

▪	Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters;

▪	Changes in federal, state, or local laws, and changes in tax laws or rates, regulating policies or environmental laws and regulations; and

▪	Ability of Cleco Power to recover, from its retail customers, the costs of compliance with environmental laws and regulations.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2009	2008
Operating revenue
Electric operations	$228,952	$333,936
Other operations	9,859	7,004
Affiliate revenue	2,689	2,735
Total operating revenue	241,500	343,675
Operating expenses
Fuel used for electric generation	74,585	93,717
Power purchased for utility customers	61,943	150,502
Other operations	26,667	24,822
Maintenance	10,452	10,754
Depreciation	19,620	19,283
Taxes other than income taxes	7,479	9,033
Loss on sale of assets	77	-
Total operating expenses	200,823	308,111
Operating income	40,677	35,564
Interest income	369	1,669
Allowance for other funds used during construction	17,813	17,786
Equity income from investees	15,587	9,662
Other income	2,079	937
Other expense	(849)	(2,276)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount, net of capitalized interest	17,361	20,619
Allowance for borrowed funds used during construction	(6,523)	(4,923)
Total interest charges	10,838	15,696
Income before income taxes	64,838	47,646
Federal and state income tax expense	4,983	10,513
Net income	59,855	37,133
Preferred dividends requirements, net of tax	12	12
Net income applicable to common stock	$59,843	$37,121
Average shares of common stock outstanding
Basic	60,234,243	60,031,962
Diluted	60,556,768	60,291,616
Basic earnings per share
From continuing operations	$0.99	$0.62
Net income applicable to common stock	$0.99	$0.62
Diluted earnings per share
From continuing operations	$0.99	$0.62
Net income applicable to common stock	$0.99	$0.62
Cash dividends paid per share of common stock	$0.225	$0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008
Net income	$59,855	$37,133
Other comprehensive loss, net of tax:
Net unrealized loss from available-for-sale securities (net of tax benefit of $11 in 2008)	-	(24)
Amortization of post-retirement benefit net loss (net of tax benefit of $91 in 2009 and $130 in 2008)	(123)	(153)
Cash flow hedge:
Net derivatives loss arising during the period (net of tax benefit of $356 in 2009)	(569)	-
Reclassification to interest expense (net of tax expense of $36 in 2009)	58	-
Other comprehensive loss	(634)	(177)
Comprehensive income, net of tax	$59,221	$36,956
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2009	2008
Operating revenue
Electric operations	$627,469	$803,397
Other operations	25,680	29,826
Affiliate revenue	8,513	7,790
Total operating revenue	661,662	841,013
Operating expenses
Fuel used for electric generation	213,213	162,140
Power purchased for utility customers	164,209	392,245
Other operations	77,557	69,958
Maintenance	35,777	35,456
Depreciation	58,233	57,970
Taxes other than income taxes	22,812	27,320
Loss (gain) on sale of assets	77	(99)
Total operating expenses	571,878	744,990
Operating income	89,784	96,023
Interest income	1,051	4,544
Allowance for other funds used during construction	52,341	46,462
Equity income from investees	710	2,723
Other income	4,753	1,094
Other expense	(2,181)	(4,322)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount, net of capitalized interest	58,827	49,884
Allowance for borrowed funds used during construction	(19,157)	(14,526)
Total interest charges	39,670	35,358
Income before income taxes	106,788	111,166
Federal and state income tax expense	13,258	22,573
Net income	93,530	88,593
Preferred dividends requirements, net of tax	35	35
Net income applicable to common stock	$93,495	$88,558
Average shares of common stock outstanding
Basic	60,167,644	59,975,190
Diluted	60,390,454	60,146,501
Basic earnings per share
From continuing operations	$1.55	$1.48
Net income applicable to common stock	$1.55	$1.48
Diluted earnings per share
From continuing operations	$1.55	$1.47
Net income applicable to common stock	$1.55	$1.47
Cash dividends paid per share of common stock	$0.675	$0.675
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008
Net income	$93,530	$88,593
Other comprehensive income (loss), net of tax:
Net unrealized loss from available-for-sale securities (net of tax benefit of $11 in 2008)	-	(68)
Amortization of post-retirement benefit net loss (net of tax benefit of $119 in 2009 and $130 in 2008)	(120)	(161)
Cash flow hedge:
Net derivatives loss arising during the period (net of tax benefit of $356 in 2009)	(569)	-
Reclassification to interest expense (net of tax expense of $36 in 2009)	58	-
Other comprehensive income (loss)	(631)	(229)
Comprehensive income, net of tax	$92,899	$88,364
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(THOUSANDS)	AT SEPTEMBER 30, 2009	AT DECEMBER 31, 2008
Assets
Current assets
Cash and cash equivalents	$49,283	$97,483
Restricted cash	25,124	62,311
Customer accounts receivable (less allowance for doubtful accounts of $1,576 in 2009 and $1,632 in 2008)	44,233	40,677
Accounts receivable – affiliate	10,939	3,428
Other accounts receivable (less allowance for doubtful accounts of $22 in 2009 and $0 in 2008)	23,791	34,209
Taxes receivable	27,268	13,663
Unbilled revenue	23,250	19,713
Fuel inventory, at average cost	75,191	57,221
Material and supplies inventory, at average cost	41,136	37,547
Risk management assets, net	4,679	368
Accumulated deferred fuel	27,288	69,154
Cash surrender value of company-/trust-owned life insurance policies	28,347	22,934
Prepayments	2,651	3,751
Regulatory assets – other	9,878	2,553
Other current assets	1,824	1,367
Total current assets	394,882	466,379
Property, plant and equipment
Property, plant and equipment	2,094,766	2,015,269
Accumulated depreciation	(985,301)	(948,581)
Net property, plant and equipment	1,109,465	1,066,688
Construction work in progress	1,099,088	978,598
Total property, plant and equipment, net	2,208,553	2,045,286
Equity investment in investees	262,472	249,144
Prepayments	5,103	6,067
Restricted cash	30,916	40,671
Regulatory assets and liabilities – deferred taxes, net	227,947	174,804
Regulatory assets – other	206,386	158,206
Intangible asset	159,801	167,826
Other deferred charges	33,158	32,821
Total assets	$3,529,218	$3,341,204
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)

(THOUSANDS)	AT SEPTEMBER 30, 2009	AT DECEMBER 31, 2008
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$11,478	$63,546
Accounts payable	69,657	117,337
Retainage	28	12,734
Accounts payable – affiliate	12,284	8,229
Customer deposits	33,155	27,155
Interest accrued	16,390	16,787
Accumulated current deferred taxes, net	52,160	64,838
Risk management liability, net	17,521	30,109
Regulatory liabilities – other	27,570	392
Deferred compensation	6,652	5,118
Other current liabilities	12,775	14,588
Total current liabilities	259,670	360,833
Deferred credits
Accumulated deferred federal and state income taxes, net	414,350	373,825
Accumulated deferred investment tax credits	10,287	11,286
Postretirement benefit obligations	142,571	155,910
Regulatory liabilities – other	155,746	85,496
Restricted storm reserve	25,090	27,411
Uncertain tax positions	74,810	76,124
Other deferred credits	91,360	82,635
Total deferred credits	914,214	812,687
Long-term debt, net	1,238,238	1,106,819
Total liabilities	2,412,122	2,280,339
Commitments and Contingencies (Note 10)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,000 shares, issued 10,288 shares at September 30, 2009 and December 31, 2008, respectively	1,029	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,271,221 and 60,066,345 shares and outstanding 60,251,985 and 60,042,514 shares at September 30, 2009 and December 31, 2008, respectively	60,271	60,066
Premium on common stock	398,492	394,517
Retained earnings	668,103	615,514
Treasury stock, at cost, 19,236 and 23,831 shares at September 30, 2009 and December 31, 2008, respectively	(335)	(428)
Accumulated other comprehensive loss	(10,464)	(9,833)
Total common shareholders’ equity	1,116,067	1,059,836
Total shareholders’ equity	1,117,096	1,060,865
Total liabilities and shareholders’ equity	$3,529,218	$3,341,204
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008
Operating activities
Net income	$93,530	$88,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,051	81,335
Loss (gain) on sale of assets	77	(99)
Provision for doubtful accounts	1,444	2,906
Return on equity investment in investees	750	8,690
Income from equity investments	(710)	(2,723)
Unearned compensation expense	4,388	2,994
Allowance for other funds used during construction	(52,341)	(46,462)
Amortization of investment tax credits	(999)	(1,035)
Net deferred income taxes	(6,061)	(10,098)
Deferred fuel costs	20,035	(25)
Loss on economic hedges	144	434
Cash surrender value of company-/trust-owned life insurance	(4,406)	2,603
Changes in assets and liabilities:
Accounts receivable	1,351	(24,414)
Accounts and notes receivable, affiliate	(7,511)	14,373
Unbilled revenue	(3,537)	(1,583)
Fuel, materials and supplies inventory	(21,559)	(4,336)
Prepayments	1,761	1,725
Accounts payable	(40,667)	6,456
Accounts and notes payable, affiliate	(9,882)	(38,472)
Customer deposits	10,155	4,396
Post retirement benefit obligations	(13,339)	-
Regulatory assets and liabilities, net	34,201	32,119
Other deferred accounts	(33,299)	(63,971)
Retainage payable	(12,706)	10,551
Taxes accrued	188	22,874
Interest accrued	(396)	(2,289)
Risk management assets and liabilities, net	(2,337)	(8,827)
Other operating	(894)	1,387
Net cash provided by operating activities	53,431	77,102
Investing activities
Additions to property, plant and equipment	(190,296)	(264,303)
Allowance for other funds used during construction	52,341	46,462
Proceeds from sale of property, plant and equipment	570	99
Return of equity investment in investees	850	95
Contributions to equity investees	(29,666)	(14,697)
Premiums paid on company-/trust-owned life insurance	(400)	(629)
Settlements received from insurance policies	-	941
Net transfer of cash from (to) restricted accounts	46,942	(44,625)
Other investing	-	599
Net cash used in investing activities	(119,659)	(276,058)
Financing activities
Retirement of long-term obligations	(114,805)	(350,231)
Repayment of capital leases	(1,028)	(87)
Issuance of long-term debt	173,000	537,541
Deferred financing costs	(517)	(315)
Dividends paid on preferred stock	(35)	(35)
Dividends paid on common stock	(40,654)	(40,521)
Other financing	2,067	983
Net cash provided by financing activities	18,028	147,335
Net decrease in cash and cash equivalents	(48,200)	(51,621)
Cash and cash equivalents at beginning of period	97,483	129,013
Cash and cash equivalents at end of period	$49,283	$77,392
Supplementary cash flow information
Interest paid (net of amount capitalized)	$51,327	$33,950
Income taxes paid	$8,131	$40,180
Supplementary non-cash investing and financing activities
Issuance of treasury stock – LTICP	$93	$79
Issuance of common stock – LTICP/ESPP	$217	$93
Accrued additions to property, plant and equipment not reported above	$1,179	$10,868
Incurrence of capital lease obligation – barges	$22,050	$-
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008
Operating revenue
Electric operations	$228,952	$333,936
Other operations	9,834	6,981
Affiliate revenue	349	425
Total operating revenue	239,135	341,342
Operating expenses
Fuel used for electric generation	74,585	93,717
Power purchased for utility customers	61,943	150,502
Other operations	25,165	23,242
Maintenance	9,602	9,719
Depreciation	19,310	18,861
Taxes other than income taxes	7,809	8,732
Loss on sale of assets	70	-
Total operating expenses	198,484	304,773
Operating income	40,651	36,569
Interest income	341	1,545
Allowance for other funds used during construction	17,813	17,786
Other income	538	956
Other expense	(830)	(779)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount	20,168	19,896
Allowance for borrowed funds used during construction	(6,523)	(4,923)
Total interest charges	13,645	14,973
Income before income taxes	44,868	41,104
Federal and state income taxes	1,316	10,566
Net income	$43,552	$30,538
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008
Operating revenue
Electric operations	$627,469	$803,397
Other operations	25,609	29,757
Affiliate revenue	1,046	1,527
Total operating revenue	654,124	834,681
Operating expenses
Fuel used for electric generation	213,213	162,140
Power purchased for utility customers	164,209	392,245
Other operations	72,814	65,862
Maintenance	32,705	32,556
Depreciation	57,339	56,886
Taxes other than income taxes	23,172	24,727
Loss on sale of assets	70	-
Total operating expenses	563,522	734,416
Operating income	90,602	100,265
Interest income	999	3,121
Allowance for other funds used during construction	52,341	46,462
Other income	2,138	1,172
Other expense	(2,985)	(1,643)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount	59,443	45,961
Allowance for borrowed funds used during construction	(19,157)	(14,526)
Total interest charges	40,286	31,435
Income before income taxes	102,809	117,942
Federal and state income taxes	14,033	27,135
Net income	$88,776	$90,807
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)

(THOUSANDS)	AT SEPTEMBER 30, 2009	AT DECEMBER 31, 2008
Assets
Utility plant and equipment
Property, plant and equipment	$2,078,372	$1,999,119
Accumulated depreciation	(973,398)	(937,568)
Net property, plant and equipment	1,104,974	1,061,551
Construction work in progress	1,097,865	977,377
Total utility plant, net	2,202,839	2,038,928
Current assets
Cash and cash equivalents	35,010	91,542
Restricted cash	25,124	62,311
Customer accounts receivable (less allowance for doubtful accounts of $1,576 in 2009 and $1,632 in 2008)	44,233	40,677
Other accounts receivable (less allowance for doubtful accounts of $22 in 2009 and $0 in 2008)	22,787	34,130
Taxes receivable	-	5,992
Accounts receivable – affiliate	2,452	2,059
Unbilled revenue	23,250	19,713
Fuel inventory, at average cost	75,191	57,221
Material and supplies inventory, at average cost	41,136	37,547
Risk management assets, net	4,679	368
Prepayments	2,273	3,099
Regulatory assets – other	9,878	2,553
Accumulated deferred fuel	27,288	69,154
Cash surrender value of life insurance policies	5,722	5,563
Other current assets	1,031	1,144
Total current assets	320,054	433,073
Prepayments	5,103	6,067
Restricted cash	30,820	40,574
Regulatory assets and liabilities – deferred taxes, net	227,947	174,804
Regulatory assets – other	206,386	158,206
Intangible asset	159,801	167,826
Other deferred charges	21,865	22,119
Total assets	$3,174,815	$3,041,597
Liabilities and member’s equity
Member’s equity	$987,119	$929,178
Long-term debt, net	1,120,238	1,076,819
Total capitalization	2,107,357	2,005,997
Current liabilities
Long-term debt due within one year	11,478	63,546
Accounts payable	65,974	109,450
Accounts payable – affiliate	6,325	7,536
Retainage	28	12,734
Customer deposits	33,155	27,155
Taxes accrued	36,011	-
Interest accrued	16,740	16,762
Accumulated deferred taxes, net	54,546	67,233
Risk management liability, net	17,521	30,109
Regulatory liabilities – other	27,570	392
Other current liabilities	10,353	10,200
Total current liabilities	279,701	345,117
Deferred credits
Accumulated deferred federal and state income taxes, net	386,654	337,148
Accumulated deferred investment tax credits	10,287	11,286
Postretirement benefit obligations	113,391	128,373
Regulatory liabilities – other	155,746	85,496
Restricted storm reserve	25,090	27,411
Uncertain tax positions	54,509	54,306
Other deferred credits	42,080	46,463
Total deferred credits	787,757	690,483
Total liabilities and member’s equity	$3,174,815	$3,041,597
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008
Operating activities
Net income	$88,776	$90,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,496	63,543
Loss on sale of assets	70	-
Provision for doubtful accounts	1,444	2,901
Unearned compensation expense	1,348	867
Allowance for other funds used during construction	(52,341)	(46,462)
Amortization of investment tax credits	(999)	(1,035)
Net deferred income taxes	4,552	(4,577)
Deferred fuel costs	20,035	(25)
Loss on economic hedges	144	434
Cash surrender value of company-owned life insurance	(641)	(317)
Changes in assets and liabilities:
Accounts receivable	2,273	(24,760)
Accounts and notes receivable, affiliate	(272)	15,209
Unbilled revenue	(3,537)	(1,583)
Fuel, materials and supplies inventory	(21,559)	(4,336)
Prepayments	2,272	1,636
Accounts payable	(36,375)	8,947
Accounts and notes payable, affiliate	(1,643)	(12,990)
Customer deposits	10,155	4,396
Post retirement benefit obligations	(14,982)	(772)
Regulatory assets and liabilities, net	34,201	32,119
Other deferred accounts	(31,404)	(68,764)
Retainage payable	(12,706)	10,551
Taxes accrued	42,003	17,872
Interest accrued	(22)	2,043
Risk management assets and liabilities, net	(2,337)	(8,827)
Other operating	60	2,191
Net cash provided by operating activities	95,011	79,068
Investing activities
Additions to property, plant and equipment	(190,047)	(263,454)
Allowance for other funds used during construction	52,341	46,462
Proceeds from sale of property, plant and equipment	570	99
Premiums paid on company-owned life insurance	-	(424)
Net transfer of cash from (to) restricted accounts	46,942	(44,624)
Other investing	1	-
Net cash used in investing activities	(90,193)	(261,941)
Financing activities
Retirement of long-term obligations	(114,805)	(250,231)
Repayment of capital leases	(1,028)	(87)
Issuance of long-term debt	85,000	489,541
Distribution to parent	(30,000)	-
Deferred financing costs	(517)	(315)
Net cash (used in) provided by financing activities	(61,350)	238,908
Net (decrease) increase in cash and cash equivalents	(56,532)	56,035
Cash and cash equivalents at beginning of period	91,542	11,944
Cash and cash equivalents at end of period	$35,010	$67,979
Supplementary cash flow information
Interest paid (net of amount capitalized)	$50,086	$29,531
Income taxes paid	$8,104	$2,100
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment not reported above	$1,179	$10,868
Incurrence of capital lease obligation – barges	$22,050	$-
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Equity Investment in Investees	Cleco Corporation
Note 10	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 11	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 12	Intangible Asset	Cleco Corporation and Cleco Power
Note 13	Subsequent Events	Cleco Corporation and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
Using the authoritative guidance for variable interest entities, Cleco has determined that it is not the primary beneficiary of Evangeline, Perryville, Attala, and Acadia.  Cleco determined it was not the primary beneficiary by examining all interests that could absorb expected losses and expected gains.  This examination used assumptions about the expected rate of inflation, changes in the market price of natural gas as compared to the market price of electricity, length of contracts, variability of revenue stream as compared to variability of expenses, and maximum exposure to loss.  Cleco reports its investment in these entities on the equity method of accounting.  As a result, the assets and liabilities of these entities are represented by one line item corresponding to Cleco’s equity investment in these entities.  The pre-tax results of operations of these entities are reported as equity income or loss from investees on Cleco Corporation’s Condensed Consolidated Statements of Income.  For additional information on the operations of these entities, see Note 9 — “Equity Investment in Investees.”

Basis of Presentation
The condensed consolidated financial statements of Cleco Corporation and Cleco Power have been prepared pursuant to the rules and regulations of the SEC.  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, Cleco believes that the disclosures are adequate to make the information presented not misleading.
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The unaudited financial information included in the condensed consolidated financial statements of Cleco Corporation and Cleco Power reflects all adjustments of a normal recurring nature which are, in the opinion of the management of Cleco Corporation and Cleco Power, necessary for a fair statement of the financial position and the results of operations for the interim periods.  Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors, and is not indicative necessarily of the results that may be expected for the full fiscal year.  For more information on recent accounting standards and their effect on financial results, see Note 2 — “Recent Accounting Standards.”

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At September 30, 2009, and December 31, 2008, $56.0 million and $103.0 million of cash, respectively, were restricted.  The $47.0 million decrease is primarily due to the use of $17.4 million of funds for GO Zone project costs, the release of $14.7 million for the construction of Cleco Power’s solid waste disposal facilities at Rodemacher Unit 3, a $12.7 million net decrease in Cleco Katrina/Rita restricted cash due to the payment of operating expenses, interest, and principal on storm recovery bonds, offset by collections, and Cleco Power’s use of $2.2 million for approved storm damage costs.  At September 30, 2009, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $27.2 million reserved at Cleco Power for GO

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

Zone project costs, $25.2 million reserved at Cleco Power for future storm restoration costs, and $3.5 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest, and principal on storm recovery bonds.

Fair Value Measurements and Disclosures
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values.  Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or issuance.  Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes under GAAP.  Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the condensed consolidated balance sheets with their fair values disclosed without regard to the three levels.  For more information about fair value levels, see Note 4 — “Fair Value Accounting.”

Risk Management
Market risk inherent in Cleco Power’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas on different energy exchanges.  Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas.  Cleco uses the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting because Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power has entered into certain financial transactions it considers economic hedges to mitigate the risk associated with the fixed-price power to be provided to a wholesale customer through December 2010.  The economic hedges cover approximately 98% of the estimated daily peak-hour power sales to the wholesale customer.  These transactions meet the definition of derivatives but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue.  For the three and nine months ended September 30, 2009, and 2008, the following gains and losses related to these economic hedge transactions were recorded in other operations revenue.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008	2009	2008
Realized (loss) gain	$(524)	$163	$(1,405)	$950
Mark-to-market gain (loss)	487	(4,940)	(144)	(433)
Total (loss) gain	$(37)	$(4,777)	$(1,549)	$517

Cleco Power has entered into other positions to mitigate the volatility in customer fuel costs.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of risk management assets or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.  Based on market prices at September 30, 2009, and December 31, 2008, the net mark-to-market impact relating to these positions were losses of $29.6 million and $57.4 million, respectively.  The decreased loss is primarily due to the closing of certain natural gas positions.  Deferred losses relating to closed natural gas positions totaled $6.4 million at September 30, 2009, and December 31, 2008.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options, and swap contracts.  These contracts/positions are used to mitigate the risks associated with the fixed-price power sales and volatility in customer fuel costs noted above.  At September 30, 2009, and December 31, 2008, Cleco Power had deposited net collateral of $12.5 million and $16.5 million, respectively, to cover margin requirements relating to open natural gas futures, options, and swap positions.
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
In August 2009, Cleco Power entered into a $50.0 million bank loan with variable interest, paid monthly, calculated at 3.00% plus the one-month LIBOR.  The loan matures on August 19, 2012, and can be repaid before maturity without penalty.  In order to mitigate risk of the future floating interest rates, Cleco Power entered into an interest rate swap.  Based on the notional amount of the bank loan, the swap requires a monthly net settlement between Cleco Power’s fixed payment of 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  The swap matures on May 31, 2012.  Under the authoritative guidance for derivatives and hedging, the swap meets the criteria of a cash flow hedge.  Changes in the swap’s fair value related to the effective portion of cash flow hedges are recognized in other comprehensive income, whereas changes in the fair value related to the ineffective

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

portion are recognized in earnings.  As time passes and settlements are made, the swap’s other comprehensive income fair values are reclassified into earnings as a component of interest expense.  For the three and nine months ended September 30, 2009, there were $0.1 million of reclassification adjustments from other comprehensive income to interest expense.  There was no impact to earnings due to ineffectiveness for the three or nine months ended September 30, 2009.  For more information on accounting for derivatives, see Note 4 — “Fair Value Accounting.”

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			2009			2008
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Net income	$59,855			$37,133
Deduct: non-participating stock dividends (4.5% preferred stock)	12			12
Basic earnings per share
Net income applicable to common stock	$59,843		$0.99	$37,121		$0.62
Total basic net income applicable to common stock	$59,843	60,234,243	$0.99	$37,121	60,031,962	$0.62
Effect of Dilutive Securities
Add: stock option grants		28,578			62,289
Add: restricted stock (LTICP)		293,947			197,365
Diluted earnings per share
Net income applicable to common stock	$59,843		$0.99	$37,121		$0.62
Total diluted net income applicable to common stock	$59,843	60,556,768	$0.99	$37,121	60,291,616	$0.62

				FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			2009			2008
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Net income	$93,530			$88,593
Deduct: non-participating stock dividends (4.5% preferred stock)	35			35
Basic earnings per share
Net income applicable to common stock	$93,495		$1.55	$88,558		$1.48
Total basic net income applicable to common stock	$93,495	60,167,644	$1.55	$88,558	59,975,190	$1.48
Effect of Dilutive Securities
Add: stock option grants		26,269			63,833
Add: restricted stock (LTICP)		196,541			107,478
Diluted earnings per share
Net income applicable to common stock	$93,495		$1.55	$88,558		$1.47
Total diluted net income applicable to common stock	$93,495	60,390,454	$1.55	$88,558	60,146,501	$1.47

During the first quarter of 2009, Cleco implemented an amendment to the authoritative guidance for calculating basic earnings per share.  For additional information on Cleco’s implementation of Codification Topic Earnings Per Share, see Note 2 — “Recent Accounting Standards.”
Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price.  There were no stock option grants excluded from the computation of diluted earnings per share for the three or nine months ended September 30, 2008, due to the average market price being higher than the exercise prices of the stock options.  Stock option grants excluded from the computation for the three and nine months ended September 30, 2009, are presented in the following tables.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$24.00 -$24.25	$23.90	36,433

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$22.69 -$24.25	$22.50	69,433

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

Stock-Based Compensation
At September 30, 2009, Cleco had one share-based compensation plan:  the LTICP.  Options or restricted shares of Cleco Corporation common stock, known as non-vested stock compensation, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
On January 30, 2009, Cleco granted 97,149 shares of non-vested stock and 74,253 common stock equivalent units to

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

certain officers, key employees, and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
		FOR THE THREE MONTHS ENDED SEPTEMBER 30,				FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008	2009	2008	2009	2008	2009	2008
Equity classification
Non-vested stock	$563	$396	$150	$113	$1,618	$1,179	$432	$310
Stock options	13	14	-	-	38	42	-	-
Total	$576	$410	$150	$113	$1,656	$1,221	$432	$310
Liability classification
Common stock equivalent units	$1,244	$827	$428	$308	$2,418	$1,504	$916	$557
Total pre-tax compensation expense	$1,820	$1,237	$578	$421	$4,074	$2,725	$1,348	$867
Tax benefit (excluding income tax gross-up)	$700	$476	$222	$162	$1,568	$1,049	$519	$334

Note 2 — Recent Accounting Standards

The Registrants adopted, or will adopt, the recent accounting standards listed below on their respective effective dates.
In April 2008, FASB amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This amendment allows an entity to use its own experience in renewing arrangements or to use market assumptions about renewal in determining the useful life of a recognized intangible asset.  This amendment also requires additional disclosure about the renewal costs.  This amendment is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of this amendment did not have an impact on the financial condition or results of operations of the Registrants.
In June 2008, FASB amended the authoritative guidance on earnings per share to determine whether non-vested instruments issued in share-based payment transactions are participating securities when calculating earnings per share.  This amendment states that non-vested share-based instruments that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method.  This amendment is effective for fiscal years and interim periods beginning after December 15, 2008.  Earnings per share for prior periods presented are required to be adjusted retrospectively to conform to this amendment.  The implementation of this amendment did not have an impact on the financial condition or results of operations of the Registrants.
In September 2008, FASB amended the authoritative guidance on fair value measurements and disclosures for accounting and disclosure at fair value for liabilities that contain inseparable third-party credit enhancements.  This amendment requires issuers of liabilities to exclude the third-party credit enhancement when calculating the fair value of the liability for both recognition and disclosure purposes.  Also, proceeds received by the issuer for liabilities within the scope of this amendment represent consideration for both the liability and the credit enhancement and shall be allocated to both the liability and the premium for the credit enhancement.  The provisions of this amendment are effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The implementation of this amendment did not have an impact on the financial condition or results of operations of the Registrants.
In December 2008, FASB amended the authoritative guidance for compensation as it relates to retirement benefits and an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This amendment also includes a technical change that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  This amendment is effective for the first fiscal year ending after December 15, 2009.  Since the adoption of this amendment is a change in disclosure, the adoption will not have any effect on the financial condition or results of operations of the Registrants.
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
On April 1, 2009, FASB amended the authoritative guidance on business combinations to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This amendment applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of the contingencies accounting standard if the contingency is not acquired or assumed in a business combination, except for assets and liabilities arising from contingencies that are subject to specific guidance in the business combinations accounting standard.  An acquirer shall develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies depending on their nature.  An acquirer shall disclose information that enables users of its financial statements to evaluate the nature and financial effects of a business combination that occurs either during the current reporting period or after the reporting period but before the financial statements are issued.  This

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

amendment was effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this amendment had no impact on the financial condition or results of operations of the Registrants.
On April 9, 2009, FASB amended the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  If the fair value of a debt security is less than its amortized value, these amendments require companies to assess whether the impairment is recognized depending on a combination of its intent to sell the security and its ability to hold the security until recovery of its amortized cost basis.  If an entity intends to sell the debt security or it is more likely than not the entity will be required to sell the security, an other-than-temporary impairment is considered to have occurred and an impairment expense equal to the difference between fair market value and amortized costs should be recognized.  If an entity does not intend to sell the security and it is not more likely than not the entity will be required to sell the security, then the entity will only recognize the credit loss as an expense.  The amount of loss relating to other factors will be recognized as a reduction in other comprehensive income.  These amendments also include guidance on calculating credit loss and additional disclosures.  These amendments are effective for interim and annual reporting periods ending after June 15, 2009.  The implementation of these amendments did not have an impact on the financial condition or results of operations of the Registrants.
On April 9, 2009, FASB amended the accounting standard to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This amendment also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This amendment applies to all assets and liabilities within the scope of the fair value accounting standard.  When weighing indications of fair value resulting from the use of multiple valuation techniques, a reporting entity shall consider the reasonableness of the range of fair value estimates.  The objective is to determine the point within that range that is most representative of fair value under current market conditions.  A reporting entity shall evaluate the circumstances to determine whether the transaction is orderly based on the weight of the evidence.  In its determinations, a reporting entity need not undertake all possible efforts, but shall not ignore information that is available without undue cost and effort.  A reporting entity would be expected to have sufficient information to conclude whether a transaction is orderly when it is party to the transaction.  This amendment is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  This amendment does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this amendment requires comparative disclosures only for periods ending after initial adoption.  The implementation of this amendment did not have an impact on the financial condition or results of operations of the Registrants.
On April 9, 2009, FASB amended the accounting standards which require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies.  These amendments apply to all financial instruments within the scope of the authoritative guidance for financial instruments, financial services, and receivables held by publicly traded companies.  A publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  These amendments shall be effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  These amendments do not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, these amendments require comparative disclosures only for periods ending after initial adoption.  Since the adoption of these amendments is only a change in disclosure, adoption did not have any effect on the financial condition or results of operations of the Registrants.
On June 4, 2009, FASB amended the authoritative guidance on accounting for events occurring subsequent to the balance sheet date, but before the issuance of financial statements.  Certain subsequent events would require an entity to make adjustments to the financial statements and disclosure, whereas other events would only require disclosure.  Additionally, all entities are required to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  This amendment is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009.  Implementation of this amendment did not have an impact on the financial condition or results of operations of the Registrants.
On June 12, 2009, FASB amended the authoritative guidance on transfer and servicing to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This amendment is effective for fiscal years beginning after November 15, 2009.  Implementation of this amendment is not expected to have an impact on the financial condition or results of operations of the Registrants.
On June 12, 2009, FASB amended the authoritative guidance on consolidation which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  In order to be the primary beneficiary of a variable interest entity, an enterprise must have (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance,

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Along with these criteria, an enterprise is now required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining (a) above.  Also, the enterprise is required to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The quantitative approach previously required for determining the primary beneficiary has been eliminated.  Additional disclosures are now required in order to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  This amendment is effective for the first fiscal year beginning after November 15, 2009.  Management is currently evaluating the impact this amendment will have on the financial condition and results of operations of the Registrants.
On June 29, 2009, FASB amended the authoritative guidance which identified the sources of accounting principles and the framework for selecting them.  Codification has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  This amendment was effective for financial statements issued for interim and annual periods ending after September 15, 2009.
On August 28, 2009, FASB amended the authoritative guidance on fair value measurements and disclosures in order to clarify the fair value of a liability.  The best measurement of a liability would be a quoted price in an active market of the liability or an identical liability.  If the quoted price of the liability is not available, then an entity could use a quoted price of the liability quoted as an asset, quoted prices of similar liabilities traded as assets, or a valuation technique consistent with the principles contained in the Fair Value Measurements and Disclosures Topic, such as present value.  If an asset quote is used, the fair market value should be adjusted for factors specific to an asset that is not applicable to a liability.  Regardless of the method used to determine fair value, restrictions on transfer of the liability should not be factored into the valuation of the liability.  This amendment is effective for the first reporting period beginning after October 1, 2009.  Management believes the adoption of this amendment will not have a material effect on the financial condition or results of operations of the Registrants.
In September 2009, FASB issued various technical corrections to the Codification that did not have a material effect on the financial condition or results of operations of the Registrants.
In September 2009, the FASB amended revenue recognition of arrangements with multiple deliverables.  If an arrangement contains multiple deliverables, the selling entity must first determine the best estimate of the selling price of each deliverable.  Then the selling entity must allocate the selling price of the entire arrangement based upon the relative best estimate of the selling price of each deliverable.  This amendment also contains additional disclosures such as the nature of the arrangement, significant deliverables and general timing.  This amendment is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Management is currently evaluating the impact this amendment will have on the financial condition or results of operations of the Registrants.

Note 3 — Regulatory Assets and Liabilities

Cleco Power follows the authoritative guidance of regulated operations which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
The following chart summarizes Cleco Power’s regulatory assets and liabilities at September 30, 2009, and December 31, 2008:

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Regulatory assets and liabilities – deferred taxes, net	$227,947	$174,804
Deferred mining costs	$24,853	$26,811
Deferred interest costs	7,495	7,779
Deferred asset removal costs	698	658
Deferred postretirement plan costs	110,819	112,213
Deferred tree trimming costs	12,010	5,915
Deferred training costs	5,716	2,520
Deferred storm surcredit, net	5,842	4,863
Deferred construction carrying costs	48,831	-
Regulatory assets – other	$216,264	$160,759
Deferred fuel transportation revenue	$(85)	$(392)
Deferred construction carrying costs	(183,231)	(85,496)
Regulatory liabilities – other	$(183,316)	$(85,888)
Deferred fuel and purchased power	27,288	69,154
Total regulatory assets and liabilities, net	$288,183	$318,829

Deferred Taxes
Cleco Power has recorded a net regulatory asset related to deferred income taxes in accordance with the authoritative guidance on income taxes.  The related regulatory asset or liability recorded represents the effect of tax benefits or detriments that must be flowed through to customers as they are received or paid.  Generally, the recovery periods for regulatory assets and liabilities are based on assets’ lives, which are typically 30 years or greater.  The amounts deferred are attributable to differences between book and tax recovery periods.  At September 30, 2009, Cleco Power had regulatory assets and liabilities – deferred taxes, net of $227.9 million.  The $53.1 million increase from December 31, 2008, was primarily the result of the collection and deferral of carrying costs for Cleco Power’s construction of Rodemacher Unit 3.

Deferred Tree Trimming Costs
In January 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred to trim, cut, or remove trees that were damaged by Hurricanes Katrina and Rita, but were not addressed as part of the restoration efforts.  The regulatory asset is capped at $12.0 million in actual expenditures plus a 12.4% grossed-up rate of return.  Recovery of these expenditures was requested in Cleco Power’s base

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

rate application filed on July 14, 2008, and was approved by the LPSC on October 14, 2009.  At September 30, 2009, the regulatory asset consisted of $10.9 million of actual expenditures and $1.1 million related to the grossed-up rate of return.

Deferred Training Costs
In February 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset which is being charged with training costs associated with existing processes and technology for new employees at Rodemacher Unit 3.  Recovery of these expenditures was requested in Cleco Power’s base rate application filed on July 14, 2008, and were covered by the retail rate plan which was approved by the LPSC on October 14, 2009.  At September 30, 2009, Cleco Power had deferred $5.7 million of Rodemacher Unit 3 training costs.

Deferred Storm Surcredit, net
Cleco Power has recorded a storm surcredit as the result of a settlement with the LPSC that addressed, among other things, the recovery of the storm damages related to Hurricanes Katrina and Rita.  In the settlement, Cleco Power was required to implement a surcredit to provide ratepayers with the economic benefit of the carrying charges of all accumulated deferred income tax liabilities due to the storm damage costs at a 12.2% rate of return which was set in LPSC Order No. U-29157A.  The accumulated deferred income tax liability includes deductions for operation and maintenance expense, casualty loss, and depreciation against taxable income in the year incurred and all subsequent periods.  The settlement, through a true-up mechanism, allows the surcredit to be adjusted to reflect the actual tax deductions allowed by the IRS.
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
As a result of the settlement with the LPSC, Cleco Power was required to implement a surcredit when funds were withdrawn from the restricted storm reserve.  In October 2008, Cleco Power withdrew funds from the restricted storm reserve to pay for damage caused by Hurricanes Gustav and Ike resulting in the establishment of a surcredit.  However, rather than refunding this amount, Cleco Power requested and received approval from the LPSC to replenish the restricted storm reserve.  At September 30, 2009, Cleco Power had $5.8 million in deferred storm surcredit, net.

Deferred Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit. In any calendar year during the construction period, the amount collected from customers is not to exceed 6.5% of Cleco Power’s projected retail revenues.  Cleco Power began collection of the carrying costs and established a regulatory liability in May 2006.  As of September 30, 2009, Cleco Power had collected $134.4 million in construction carrying costs.
On October 14, 2009, the LPSC voted unanimously to approve Cleco Power’s retail rate plan.  The retail rate plan establishes that a minimum of $183.2 million be returned to customers over a five-year period and that Cleco Power will record a regulatory asset for all amounts above the actual amount collected from customers.  At September 30, 2009, Cleco Power recognized the minimum regulatory liability of $183.2 million and the related regulatory asset of $48.8 million.  Upon commercial operations of Rodemacher Unit 3, the regulatory asset will be amortized over a five-year period.  At September 30, 2009, $27.5 million was due to be returned to customers within one year.

Deferred Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  For the three months ended September 30, 2009, approximately 95% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.  Deferred fuel and purchased power costs recorded at September 30, 2009, and December 31, 2008, were under-recoveries of $27.3 million and $69.2 million, respectively, and are scheduled to be collected from customers in future months.  The $41.9 million decrease in the under-recovered funds was primarily the result of a $27.8 million decreased loss in the mark-to-market of natural gas hedge positions due to the close of certain natural gas positions, and the collection of $14.9 million in additional fuel and purchased power costs.  These decreases were partially offset by the deferral of $0.6 million in additional fuel and purchased power costs.  For additional information on Cleco Power’s treatment of natural gas hedges, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”

Note 4 — Fair Value Accounting

The amounts reflected in the Condensed Consolidated Balance Sheets of Cleco and Cleco Power at September 30, 2009, and December 31, 2008, for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco and Cleco Power’s long-term debt and Cleco’s nonconvertible preferred stock are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt and by Cleco for preferred stock with similar maturities.
The estimated fair value of energy market positions is based upon observed market prices when available.  When such market prices are not available, management estimates market value at a discrete point in time by assessing market

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

conditions and observed volatility.  These estimates are subjective in nature and involve uncertainties.  Therefore, actual results may differ from these estimates.

Cleco
	AT SEPTEMBER 30,		AT DECEMBER 31,
		2009		2008
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$49,283	$49,283	$97,483	$97,483
Restricted cash	$56,040	$56,040	$102,982	$102,982
Long-term debt, excluding debt issuance costs	$1,232,545	$1,242,206	$1,172,874	$1,110,171
Preferred stock not subject to mandatory redemption	$1,029	$792	$1,029	$699

		AT SEPTEMBER 30,			AT DECEMBER 31,
			2009			2008
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy market positions
Assets	$104,075	$(17,064)	$86,487	$159,432	$(47,293)	$117,851
Liabilities	$151,943	$(12,942)	$139,001	$221,083	$(10,315)	$210,768
Interest rate swap liability	$-	$(833)	$833	$-	$-	$-

Cleco Power
	AT SEPTEMBER 30,		AT DECEMBER 31,
		2009		2008
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$35,010	$35,010	$91,542	$91,542
Restricted cash	$55,944	$55,944	$102,885	$102,885
Long-term debt, excluding debt issuance costs	$1,114,545	$1,124,206	$1,142,874	$1,080,171

		AT SEPTEMBER 30,			AT DECEMBER 31,
			2009			2008
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy market positions
Assets	$104,075	$(17,064)	$86,487	$159,432	$(47,293)	$117,851
Liabilities	$151,943	$(12,942)	$139,001	$221,083	$(10,315)	$210,768
Interest rate swap liability	$-	$(833)	$833	$-	$-	$-

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
At September 30, 2009, Cleco and Cleco Power were exposed to concentration of credit risk through their short-term investments classified as cash equivalents.  Cleco had $45.2 million in short-term investments in an institutional money market fund.  If the money market funds failed to perform under the terms of the investment, Cleco would be exposed to a loss of the invested amounts.  Cleco Power had $31.0 million in short-term investments in several institutional money market funds.  If the money market funds failed to perform under the terms of the investments, Cleco Power would be exposed to a loss of the invested amounts.  Collateral on these types of investments is not required by either Cleco or Cleco Power.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  Money market funds must have at least $1.0 billion in assets under management; must have been in existence for not less than two years; must have portfolios not comprised of more than 50% of securities issued by foreign entities; and must be rated in the top two ratings’ categories by at least one nationally recognized rating agency.  Commercial paper must be issued by a company with headquarters in the U.S. and rated not less than A1 by Standard & Poor’s or P1 by Moody’s.  For split-rated issuers, the second rating must not be lower than

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

either A2 or P2; the issuer’s long-term debt must be rated not lower than A by Standard & Poor’s or A2 by Moody’s; and the issuer cannot be on negative credit watch.  Investments in commercial paper rated A2 by Standard & Poor’s or P2 by Moody’s may be made if approved by the appropriate level of management.
Cleco Power was exposed to concentration of credit risk through its energy marketing assets.  At September 30, 2009, Cleco Power had energy marketing assets with an estimated fair value of $86.5 million.  These energy marketing assets represent open natural gas purchase positions, primarily financial hedge transactions.  Cleco Power entered into these positions to mitigate the volatility in the cost of fuel purchased for utility generation and the risk associated with the fixed-price power that is being provided to a wholesale customer through December 2010.  If the counterparties to these assets fail to perform under the terms of the investment, Cleco Power would be exposed to a loss of $86.5 million.  For information about credit risk management and how these risks are mitigated on energy marketing assets, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”

Interest Rate Swap
In August 2009, Cleco Power entered into a $50.0 million bank loan with variable interest, paid monthly, and calculated at 3.00% plus the one-month LIBOR.  The loan matures on August 19, 2012, and can be repaid before maturity without penalty.  In order to mitigate risk of the future floating interest rates, Cleco Power entered into an interest rate swap with JPMorgan Chase Bank, N.A.  Based on the notional amount of the bank loan, the swap requires a monthly net settlement between Cleco Power’s fixed payment of 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  The swap matures on May 31, 2012.  Both the bank loan and the swap were effective the same day and require monthly payments near the end of the month.  From the inception of the loan to September 30, 2009, Cleco Power recognized net interest expense equal to an annual rate of 4.84% on the bank loan.  Since both the bank loan and the swap require payments near the end of the month, the cash payments are materially close to the interest expense recognized.
The swap is considered a derivative and is carried on the balance sheet at its fair value.  Its fair value is calculated by the present value of the fixed payments as compared to expected future LIBOR rates.  Since future LIBOR rates are not available for each month until termination, quoted LIBOR rates from an active exchange for observable time periods were used to create a forward “LIBOR curve” for all months until termination.  Because of the inputs and common techniques used to calculate fair value, the swap valuation is considered Level 2.  The notional amount of $50.0 million is only used to calculate the net interest payment and is not a part of the net settlement itself.  As such, the repayment of the $50.0 million is excluded from the fair value calculation.  The bank loan is carried on the balance sheet at the original issuance amount, less principal payments.
The swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging.  Changes in the swap’s fair value related to the effective portion are recognized in other comprehensive income, whereas changes in the fair value related to the ineffective portion are recognized in earnings.  As time passes and settlements are made, the swap’s other comprehensive income fair values are reclassified into earnings as a component of interest expense.  For the three and nine months ended September 30, 2009, there were $0.1 million of reclassification adjustments from other comprehensive income to interest expense.  There was no impact to earnings due to ineffectiveness for the three or nine months ended September 30, 2009.

Fair Value Measurements and Disclosures
Entities are required to classify assets and liabilities measured at their fair value according to three different levels depending on the inputs used in determining fair value.

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

The tables below disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis and within the scope of the authoritative guidance for fair value measurements and disclosures.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPTEMBER 30, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$262	$-	$262	$-	$3,687	$-	$3,687	$-
Institutional money market funds	101,051	-	101,051	-	204,789	-	204,789	-
Total	$101,313	$-	$101,313	$-	$208,476	$-	$208,476	$-

	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPTEMBER 30, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Energy market derivatives	$30,268	$9,672	$20,596	$-	$61,295	$13,757	$47,538	$-
Interest rate swap	833	-	833	-	-	-	-	-
Total	$31,101	$9,672	$21,429	$-	$61,295	$13,757	$47,538	$-

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPTEMBER 30, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$262	$-	$262	$-	$3,687	$-	$3,687	$-
Institutional money market funds	86,851	-	86,851	-	198,989	-	198,989	-
Total	$87,113	$-	$87,113	$-	$202,676	$-	$202,676	$-

	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPTEMBER 30, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Energy market derivatives	$30,268	$9,672	$20,596	$-	$61,295	$13,757	$47,538	$-
Interest rate swap	833	-	833	-	-	-	-	-
Total	$31,101	$9,672	$21,429	$-	$61,295	$13,757	$47,538	$-

The derivative assets and liabilities are classified as either current or non-current depending on when the positions close.  All energy market derivative current assets and current liabilities are reported as a net current risk management asset or liability.  All energy market derivative non-current assets and non-current liabilities are reported net in other deferred charges or other deferred credits.  Net presentation is appropriate due to the right of offset included in the master netting agreements.  On the balance sheet, the net current and net non-current energy market derivative positions are netted with the applicable margin deposits.  At September 30, 2009, a net current risk management asset of $4.7 million represented current deferred options.  At September 30, 2009, a net current risk management liability of $17.5 million represented the current energy market derivative positions of $30.1 million reduced by current margin deposits of $12.6 million.  The non-current asset energy market derivative positions of $0.1 million reduced by non-current margin collections of less than $0.1 million were recorded in other deferred credits.  The $101.1 million in institutional money market funds was reported on the Cleco Consolidated balance sheet in cash and cash equivalents, current restricted cash, and non-current restricted cash in the amounts of $45.2 million, $25.1 million, and $30.8 million, respectively.  At Cleco Power, cash and cash equivalents, current restricted cash, and restricted non-current cash were $31.0 million, $25.1 million, and $30.8 million, respectively, as of September 30, 2009.
Cleco utilizes different valuation techniques for fair value calculations.  In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held.  Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities.  The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return.  For

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach.  These techniques have been applied consistently from fiscal period to fiscal period.  Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Cleco had no Level 3 assets or liabilities at September 30, 2009, or December 31, 2008.

Derivatives and Hedging
A disclosure amendment to the authoritative guidance on derivatives and hedging which requires entities to provide greater transparency in interim and annual financial statements became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This amendment requires enhanced disclosures about a company’s derivative activities and how the related hedged items affect a company’s financial position, financial performance and cash flows.  Cleco is required to provide qualitative disclosures about derivative fair value, gains and losses, and credit-risk-related contingent features in derivative agreements.
The following table presents the fair values of derivative instruments and their respective line item as recorded on the Condensed Consolidated Balance Sheets of Cleco and Cleco Power at September 30, 2009:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) AT SEPTEMBER 30, 2009	BALANCE SHEET LINE ITEM	FAIR VALUE
Commodity contracts
Economic hedges:
Current	Risk management liability, net	$(397)
Long-term	Other deferred charges	16
Fuel cost hedges:
Current	Risk management liability, net	(29,752)
Long-term	Other deferred charges	127
Total		$(30,006)

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009:

(THOUSANDS)	LOSS IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES THREE MONTHS ENDED SEPTEMBER 30, 2009		AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES NINE MONTHS ENDED SEPTEMBER 30, 2009
Commodity contracts
Economic hedges	Other operations revenue	$37	(1)	$1,549	(2)
Fuel cost hedges(3)	Fuel used for electric generation	28,271		74,632
Total		$28,308		$76,181
(1)For the three months ended September 30, 2009, Cleco recognized $0.5 million of mark-to-market gains related to economic hedges.
(2)For the nine months ended September 30, 2009, Cleco recognized $0.1 million of mark-to-market losses related to economic hedges.
(3)In accordance with the authoritative guidance for regulated operations, an additional $29.6 million of unrealized losses and $6.4 million of deferred losses associated with fuel cost hedges are reported in Accumulated Deferred Fuel on the balance sheet. As gains and losses are realized in future periods, they will be recorded as Fuel Used for Electric Generation on the Income Statement. For more information, see Note 3 — “Regulatory Assets and Liabilities — Deferred Fuel and Purchased Power Costs.”

At September 30, 2009, Cleco had 17.01 million MMBtus of natural gas fuel cost hedge contracts, which is approximately 29% of the estimated natural gas requirements for a two-year period.  Cleco had an additional 56,000 MMBtus hedged through 2010, resulting from economic hedges, which is approximately 90% of the estimated daily peak-hour sales to a wholesale customer.
The following table presents the fair values of derivatives designated as hedging instruments and their respective line item as recorded on the Condensed Consolidated Balance Sheets of Cleco and Cleco Power at September 30, 2009:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) AT SEPTEMBER 30, 2009	BALANCE SHEET LINE ITEM	FAIR VALUE
Cash flow hedges:
	Other current liabilities	$533
	Other deferred credits	300
Total		$833

The following table presents the effect of derivatives designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009:

(THOUSANDS)	AMOUNT OF LOSS RECOGNIZED IN OCI THREE MONTHS ENDED SEPTEMBER 30, 2009	LOCATION OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)	AMOUNT OF LOSS RECLASSED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION) THREE MONTHS ENDED SEPTEMBER 30, 2009
Interest rate swap	$925	Interest charges	$94

(THOUSANDS)	AMOUNT OF LOSS RECOGNIZED IN OCI NINE MONTHS ENDED SEPTEMBER 30, 2009	LOCATION OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)	AMOUNT OF LOSS RECLASSED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION) NINE MONTHS ENDED SEPTEMBER 30, 2009
Interest rate swap	$925	Interest charges	$94

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

Cleco and Cleco Power did not record any expense related to the ineffectiveness of hedges for the three or nine months ended September 30, 2009.  For additional information, see “— Interest Rate Swap.”

Note 5 — Debt

Long-term Debt
Cleco had no short-term debt outstanding at September 30, 2009, or December 31, 2008.  At September 30, 2009, Cleco’s long-term debt outstanding was $1.2 billion, of which $11.5 million was due within one year, compared to $1.2 billion outstanding at December 31, 2008, which included $63.5 million due within one year.  The long-term debt due within one year at September 30, 2009, represents $11.5 million of principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco, long-term debt increased $79.4 million primarily due to an $88.0 million increase in Cleco Corporation’s credit facility draws, the execution of a $50.0 million variable-rate monthly bank loan in August 2009, a $35.0 million increase in Cleco Power’s credit facility draws, and a $19.5 million increase in long-term capital leases.  These increases were partially offset by the $50.0 million repayment of a medium-term note at maturity in May 2009, the $49.5 million repayment of insured quarterly notes in August 2009, and $13.5 million related to Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2009.  During January 2009, Cleco Power entered into a lease agreement for barges to be used for fuel transportation for Rodemacher Unit 3.  For additional information, see Note 10 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Contingencies — Fuel Transportation Agreement.”
Cleco Power had no short-term debt outstanding at September 30, 2009, or December 31, 2008.  At September 30, 2009, Cleco Power’s long-term debt outstanding was $1.1 billion, of which $11.5 million was due within one year, compared to $1.1 billion outstanding at December 31, 2008, of which $63.5 million was due within one year. The long-term debt due within one year at September 30, 2009, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco Power, long-term debt decreased $8.6 million primarily due to the $50.0 million repayment of a medium-term note at maturity in May 2009, the $49.5 million repayment of insured quarterly notes in August 2009, and $13.5 million related to Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2009.  These decreases were partially offset by the issuance of a $50.0 million variable-rate monthly bank loan in August 2009, an increase of $35.0 million in Cleco Power’s credit facility draws, and a $19.5 million increase in long-term capital leases.  During January 2009, Cleco Power entered into a lease agreement for barges to be used for fuel transportation for Rodemacher Unit 3.  For additional information, see Note 10 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Contingencies — Fuel Transportation Agreement.”
In August 2009, Cleco Power redeemed all $49.5 million principal amount of its outstanding 6.05% insured quarterly notes due June 2012.  The notes were replaced with a one-month LIBOR plus 3.00% floating rate bank loan maturing on August 19, 2012.  In July 2009, Cleco Power locked in a $50.0 million interest rate swap arrangement related to this loan.  This swap was effective on August 19, 2009 and will mature on May 31, 2012.  For additional information, see Note 4 — “Fair Value Accounting — Interest Rate Swap.”
In August 2009, Cleco Corporation and the lenders under its $150.0 million five-year credit facility amended the credit facility to increase the threshold in a representation that the present value of all accumulated benefit obligations under Cleco’s pension plan is allowed to exceed the fair market value of the assets of the plan.  At December 31, 2008, the present value of all accumulated benefit obligations under the pension plan exceeded the fair market value of the plan assets by approximately $61.4 million.  In connection with the amendment, the lenders under the credit facility waived each event of default relating to the breach of the representation from December 31, 2008, to the date of the amendment.  In connection with the waiver and amendment, Cleco Corporation paid the lenders approximately $0.1 million, which fees are included in interest expense for the three months ended September 30, 2009.
In August 2009, Cleco Power and the lenders under its $275.0 million five-year credit facility amended the credit facility to increase the threshold in a representation that the present value of all accumulated benefit obligations under Cleco’s pension plan is allowed to exceed the fair market value of the assets of the plan.  At December 31, 2008, the present value of all accumulated benefit obligations under the pension plan exceeded the fair market value of the plan assets by approximately $61.4 million. In connection with the amendment, the lenders under the credit facility waived each event of default relating to the breach of the representation from December 31, 2008, to the date of the amendment.  In connection with the waiver and amendment, Cleco Power paid the lenders approximately $0.1 million, which fees are included in interest expense for the three months ended September 30, 2009.

Note 6 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees hired before August 1, 2007 are covered by a non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation.  During the nine months ended September 30, 2009, $18.8 million of discretionary contributions were made to the pension plan for the 2008 plan year.  Cleco Power expects to be required to make

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

an additional $72.0 million in contributions to the pension plan over the next five years, including $4.8 million in 2010.  The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years.  The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three and nine months ended September 30, 2009, and 2008, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008	2009	2008
Components of periodic benefit costs
Service cost	$1,798	$1,470	$355	$339
Interest cost	4,150	3,964	614	454
Expected return on plan assets	(4,450)	(5,044)	-	-
Transition obligation	-	-	5	5
Prior period service credit (cost)	432	(18)	(516)	(518)
Net loss	-	-	209	196
Net periodic benefit cost	$1,930	$372	$667	$476

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008	2009	2008
Components of periodic benefit costs
Service cost	$5,257	$4,409	$1,060	$1,059
Interest cost	12,340	11,892	1,605	1,486
Expected return on plan assets	(14,597)	(15,133)	-	-
Transition obligation	-	-	15	15
Prior period service credit (cost)	1,394	(53)	(1,548)	(1,549)
Net loss	-	-	672	695
Net periodic benefit cost	$4,394	$1,115	$1,804	$1,706

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the prepaid benefit cost of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the three and nine months ended September 30, 2009, was $0.5 million and $1.4 million, respectively, compared to $0.4 million and $1.1 million for the same periods in 2008.
Cleco Corporation is the plan sponsor for the other benefit plans.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009, was $0.6 million and $1.5 million, respectively, net of Medicare Part D subsidy of $0.1 million and $0.3 million, respectively.  For the same periods in 2008, Cleco Power recognized $0.5 million and $1.4 million of expense, respectively, net of Medicare Part D subsidy of $0.1 million and $0.2 million, respectively.

SERP
Certain Cleco executive officers are covered by the SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest annual bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP benefit payments.  However, since SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired.  No contributions to the SERP were made during the nine months ended September 30, 2009, or 2008.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008	2009	2008
Components of periodic benefit costs
Service cost	$456	$329	$1,206	$1,046
Interest cost	111	534	1,511	1,424
Prior period service cost	13	13	40	40
Net loss (gain)	76	(15)	583	492
Net periodic benefit cost	$656	$861	$3,340	$3,002

The SERP liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to the SERP reflected on Cleco Power’s Consolidated Statements of Income was $0.1 million and $0.8 million for the three and nine months ended September 30, 2009, respectively, compared to $0.2 million and $0.7 million for the same periods in 2008.

401(k) Plan
Most employees are eligible to participate in the 401(k) Plan.  In August 2007, Cleco Corporation’s Board of Directors approved an amendment to the 401(k) Plan to provide an enhanced 401(k) benefit for employees not otherwise eligible to participate in Cleco’s pension plan.  Beginning January 2008,

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

Cleco Corporation made matching contributions and funded dividend reinvestments related to Cleco Corporation common stock with cash.
The table below contains information about the 401(k) Plan.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008	2009	2008
401(k) Plan expense	$903	$970	$2,853	$2,661

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three and nine months ended September 30, 2009, was $0.2 million and $0.8 million, respectively, compared to $0.3 million and $0.7 million for the same periods in 2008.

Note 7 — Income Taxes

The following tables summarize the effective income tax rates for Cleco Corporation and Cleco Power for the three- and nine-month periods ended September 30, 2009, and 2008.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008	2009	2008
Cleco Corporation	7.7%	22.1%	12.4%	20.3%
Cleco Power	2.9%	25.7%	13.6%	23.0%

For the three- and nine-month periods ended September 30, 2009 and 2008, the effective income tax rate for Cleco Corporation and Cleco Power was less than the federal statutory rate primarily due to the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3.  During the second quarter of 2009, the IRS issued its report for the tax years 2001 through 2003.  The unagreed upon issues relate to the recovery period of the Evangeline facility and bonus depreciation related to the Perryville facility.  These issues were appealed by Cleco and are appropriately included in tax reserves in the financial statements.  Cleco is currently under federal and state audits for fiscal years 2004 through 2007.  It is reasonably possible that the unrecognized tax benefits could increase or decrease by $20.4 million over the next twelve months as the unagreed upon issues are resolved.  A potential change would not have a material impact on the Registrants’ respective annual effective tax rate.

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

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED SEPTEMBER 30,

	CLECO		RECONCILING
2009 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$228,952	$-	$-	$-	$228,952
Other operations	9,834	-	27	(2)	9,859
Affiliate revenue	6	2,087	596	-	2,689
Intercompany revenue	343	-	11,372	(11,715)	-
Operating revenue	$239,135	$2,087	$11,995	$(11,717)	$241,500
Depreciation expense	$19,310	$44	$266	$-	$19,620
Interest charges	$13,645	$1,396	$(2,895)	$(1,308)	$10,838
Interest income	$341	$-	$1,336	$(1,308)	$369
Equity income from investees	$-	$15,108	$479	$-	$15,587
Federal and state income tax expense (benefit)	$1,316	$4,923	$(1,256)	$-	$4,983
Segment profit (1)	$43,552	$8,412	$7,891	$-	$59,855
Additions to long-lived assets	$61,837	$3	$(182)	$-	$61,658
Equity investment in investees	$-	$247,713	$129,514	$(114,755)	$262,472
Total segment assets	$3,174,815	$265,786	$403,053	$(314,436)	$3,529,218
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$59,855
	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$59,843

	CLECO		RECONCILING
2008 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$333,936	$-	$-	$-	$333,936
Other operations	6,981	-	25	(2)	7,004
Affiliate revenue	7	2,143	585	-	2,735
Intercompany revenue	418	(12)	10,974	(11,380)	-
Operating revenue, net	$341,342	$2,131	$11,584	$(11,382)	$343,675
Depreciation expense	$18,861	$78	$344	$-	$19,283
Interest charges	$14,973	$1,566	$722	$(1,565)	$15,696
Interest income	$1,545	$-	$1,689	$(1,565)	$1,669
Equity income from investees	$-	$9,223	$439	$-	$9,662
Federal and state income tax expense (benefit)	$10,566	$2,383	$(2,436)	$-	$10,513
Segment profit (1)	$30,538	$4,573	$2,022	$-	$37,133
Additions to long-lived assets	$61,327	$23	$242	$-	$61,592
Equity investment in investees (2)	$-	$234,273	$14,871	$-	$249,144
Total segment assets (2)	$3,041,597	$250,882	$324,232	$(275,507)	$3,341,204
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$37,133
(2) Balances as of December 31, 2008	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$37,121

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	CLECO		RECONCILING
2009 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$627,469	$-	$-	$-	$627,469
Other operations	25,609	1	78	(8)	25,680
Affiliate revenue	17	6,627	1,869	-	8,513
Intercompany revenue	1,029	-	31,987	(33,016)	-
Operating revenue	$654,124	$6,628	$33,934	$(33,024)	$661,662
Depreciation expense	$57,339	$132	$762	$-	$58,233
Interest charges	$40,286	$6,034	$(2,692)	$(3,958)	$39,670
Interest income	$999	$-	$4,010	$(3,958)	$1,051
Equity (loss) income from investees	$-	$(782)	$1,492	$-	$710
Federal and state income tax expense (benefit)	$14,033	$(3,469)	$2,694	$-	$13,258
Segment profit (loss) (1)	$88,776	$(4,997)	$9,751	$-	$93,530
Additions to long-lived assets	$183,248	$54	$194	$-	$183,496
Equity investment in investees	$-	$247,713	$129,514	$(114,755)	$262,472
Total segment assets	$3,174,815	$265,786	$403,053	$(314,436)	$3,529,218
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$93,530
	Unallocated items:
	Preferred dividends requirements, net of tax			35
	Net income applicable to common stock			$93,495

	CLECO		RECONCILING
2008 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$803,397	$-	$-	$-	$803,397
Other operations	29,757	1	76	(8)	29,826
Affiliate revenue	21	5,892	1,877	-	7,790
Intercompany revenue	1,506	-	30,859	(32,365)	-
Operating revenue	$834,681	$5,893	$32,812	$(32,373)	$841,013
Depreciation expense	$56,886	$230	$854	$-	$57,970
Interest charges	$31,435	$5,057	$3,943	$(5,077)	$35,358
Interest income	$3,121	$-	$6,498	$(5,075)	$4,544
Equity income from investees	$-	$1,660	$1,063	$-	$2,723
Federal and state income tax expense (benefit)	$27,135	$(2,298)	$(2,264)	$-	$22,573
Segment profit (loss) (1)	$90,807	$(2,955)	$741	$-	$88,593
Additions to long-lived assets	$244,143	$63	$786	$-	$244,992
Equity investment in investees (2)	$-	$234,273	$14,871	$-	$249,144
Total segment assets (2)	$3,041,597	$250,882	$324,232	$(275,507)	$3,341,204
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$88,593
(2) Balances as of December 31, 2008	Unallocated items:
	Preferred dividends requirements, net of tax			35
	Net income applicable to common stock			$88,558

Note 9 — Equity Investment in Investees

Cleco reports its investment in Acadia, Evangeline, and certain other subsidiaries on the equity method of accounting.  Under the equity method, the assets and liabilities of these entities are reported as equity investment in investees on Cleco Corporation’s Condensed Consolidated Balance Sheets.  The revenue and expenses (excluding income taxes) of these entities are netted and reported as equity income or loss from investees on Cleco Corporation’s Condensed Consolidated Statements of Income.
Equity investment in investees at September 30, 2009, represents primarily Midstream’s $181.0 million investment in Acadia, owned 50% by APH and 50% by Cajun, and its $66.7 million investment in Evangeline, owned 100% by Midstream.  Equity investment in investees also represents a $7.1 million investment in Attala and a $7.6 million equity investment in Perryville, both owned 100% by Cleco Corporation.  Equity investments which are less than 100% owned by Cleco Innovations LLC represent less than $0.1 million of the total balance.
The following table presents the equity (loss) income from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008
Acadia	$(700)	$(1,091)
Evangeline	15,808	10,314
Other subsidiaries 100% owned by Cleco Corporation	470	439
Subsidiary less than 100% owned by Cleco Innovations	9	-
Total equity income	$15,587	$9,662

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008
Acadia	$(11,588)	$(7,869)
Evangeline	10,806	9,529
Other subsidiaries 100% owned by Cleco Corporation	1,483	1,063
Subsidiary less than 100% owned by Cleco Innovations	9	-
Total equity income	$710	$2,723

Acadia
Since Acadia is owned 50% by APH and 50% by Cajun, neither owner is the primary beneficiary, and Acadia is accounted for as an equity method investment.  Cleco’s current assessment of its maximum exposure to loss related to Acadia at September 30, 2009, consists of its equity investment of $181.0 million.  The table below presents the components of Midstream's equity investment in Acadia.

	AT SEPTEMBER 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2009	2008
Contributed assets (cash and land)	$272,956	$259,019
Income before taxes	148,855	160,444
Impairment of investment	(45,847)	(45,847)
Capitalized interest and other	19,722	19,722
Less: non-cash distribution	78,200	78,200
Less: cash distributions	136,464	136,464
Total equity investment in investee	$181,022	$178,674

The $78.2 million non-cash distribution is the distribution of the Calpine Energy Services, L.P. claim from Acadia to APH.  The cash distributions of $136.5 million were used to pay interest and repay principal on a loan from Cleco Corporation relating to this investment.  Midstream’s equity, as reported on the balance sheet of Acadia at September 30, 2009, was $207.1 million.  The difference between the $207.1 million and the equity investment in investee of $181.0 million as shown in the previous table is $26.1 million, and consists of the $45.8 million other-than-temporary impairment of APH’s investment in Acadia, partially offset by $19.7 million of interest capitalized on funds contributed to Acadia.
The following tables contain summarized financial information for Acadia.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Current assets	$223,598	$5,413
Property, plant and equipment, net	196,552	405,565
Total assets	$420,150	$410,978
Current liabilities	$5,854	$1,380
Partners’ capital	414,296	409,598
Total liabilities and partners’ capital	$420,150	$410,978

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008	2009	2008
Operating revenue	$27,241	$45,542	$49,190	$70,479
Operating expenses	28,677	47,775	66,314	86,443
Other income (expense )	36	51	(6,052)	(88)
Loss before taxes	$(1,400)	$(2,182)	$(23,176)	$(16,052)

Income tax benefits recorded on APH’s financial statements related to Midstream’s 50% ownership interest in Acadia were $1.4 million and $7.3 million for the three and nine months ended September 30, 2009, respectively, compared to $1.2 million and $5.3 million for the three and nine months ended September 30, 2008, respectively.
In 2009, Cleco Power announced Acadia was selected as the winning bidder in Cleco Power’s 2007 long-term request for capacity beginning in 2010.  Cleco Power will own and operate one of Acadia’s two 580-MW units and will also operate the other unit on behalf of Acadia or a future owner.  The carrying value of the unit has been classified as an asset held for sale in Acadia’s current assets.  No gain or loss has been recorded, as the fair value less the costs to sell are greater than the carrying value, and the transaction has not yet closed.
Cleco Power and the parties have executed the definitive agreements.  However, prior to closing the transaction, valued at approximately $300 million, Cleco Power must receive approvals from the LPSC and FERC.  In a process that remains under the supervision of an independent monitor appointed by the LPSC, Cleco Power and Acadia plan to complete the transaction in the first quarter of 2010.  Beginning in January 2010, the agreements provide that Acadia will continue to operate the plant and serve Cleco Power under a tolling agreement covering 50% of the Acadia power station until the transaction is closed, after which Cleco Power will own and operate one of Acadia’s two 580-MW units and will also operate the other unit on behalf of Acadia or a future owner.  This tolling agreement was approved by the LPSC in October 2009.  The tolling agreement must also be approved by FERC.
On October 30, 2009, Acadia and Entergy Louisiana announced that definitive agreements have been executed whereby Entergy Louisiana will purchase 50% of Acadia or one of its two 580-MW units.  The transaction is anticipated to be completed in late 2010 or early 2011.  The agreements provide that, beginning in May 2010, Acadia will serve Entergy Louisiana under a tolling agreement covering 50% of Acadia until the sale is completed.  Both the asset sale and interim tolling agreement require regulatory approval.  Cleco Power will operate both units at Acadia after the Entergy transaction is completed.
In connection with these transactions and in exchange for reasonable consideration, APH has agreed to indemnify, upon the closing of the transactions, Cajun and its affiliates against 100% of Acadia’s liabilities and other obligations related to both the Cleco Power and Entergy transactions.

Evangeline
Since its inception, Cleco has had 100% ownership and voting interest of Evangeline.  Through an analysis of variable interests, such as Cleco’s investment, the long-term debt, the tolling counterparty, and the potential to absorb expected losses and gains, Cleco has determined that it is not the primary beneficiary.  The determination is driven by several factors such as:

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

▪	The tolling counterparty is at risk to absorb market losses and gains, which are primarily determined by the relative price of electricity and natural gas.
▪	The debt is non-recourse to Cleco; therefore, the debt-holders main security is the underlying assets of Evangeline.
▪	Cleco’s risk of loss is limited to its investment plus the $15.0 million letter of credit issued on behalf of the tolling counterparty.
▪	The size of Evangeline’s debt compared to the size of Cleco’s investment at risk.

Since Cleco is not the primary beneficiary, Evangeline is accounted for as an equity method investment.
Cleco’s current assessment of its maximum exposure to loss related to Evangeline at September 30, 2009, consists of its equity investment of $66.7 million and $15.0 million of possible draws on the letter of credit Cleco has posted on Evangeline’s behalf, for a total of $81.7 million.  The following table presents the components of Midstream's equity investment in Evangeline.

	AT SEPTEMBER 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2009	2008
Contributed assets (cash)	$49,961	$49,961
Net income	162,404	151,599
Less: non-cash distributions	16,620	16,907
Less: cash distributions	129,054	129,054
Total equity investment in investee	$66,691	$55,599

The following tables contain summarized financial information for Evangeline.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Current assets	$32,160	$25,750
Accounts receivable - affiliate	40	1
Property, plant and equipment, net	183,678	180,051
Other assets	38,490	42,528
Total assets	$254,368	$248,330
Current liabilities	$31,685	$20,244
Accounts payable - affiliate	516	3,512
Long-term debt, net	153,564	161,762
Other liabilities	71,228	71,845
Member’s deficit	(2,625)	(9,033)
Total liabilities and member’s deficit	$254,368	$248,330

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008	2009	2008
Operating revenue	$25,753	$26,452	$48,989	$49,866
Operating expenses	4,589	9,844	20,313	22,068
Depreciation	1,396	1,339	4,136	4,032
Interest charges	3,981	4,526	12,424	13,863
Interest income	-	102	-	360
Other income (expense)	21	(531)	(1,310)	(734)
Income before taxes	$15,808	$10,314	$10,806	$9,529

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
Evangeline’s restricted cash at September 30, 2009, and December 31, 2008, was $22.3 million and $25.0 million, respectively.  This cash is restricted under Evangeline’s senior secured bond indenture.
Income taxes recorded on Midstream’s financial statements related to Midstream’s 100% ownership interest in Evangeline were expenses of $6.3 million and $4.4 million for the three and nine months ended September 30, 2009, respectively, compared to $3.7 million expense and $3.4 million benefit for the three and nine months ended September 30, 2008, respectively.
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
Through an analysis of variable interests, such as Cleco’s investment and the single counterparty that has a long-term lease of the facilities, Cleco has determined that it is not the primary beneficiary of either entity.  The determination is driven by several factors such as:

▪	Each entity has only one customer under the long-term agreements accounted for as direct financing leases.
▪	Both entities can only charge FERC-approved tariffs.
▪	Both entities have the ability to change the tariff if actual expenses are materially different than expected expenses.
▪	The lease counterparty is required to make lease payments regardless of the use of the assets.
▪	Cleco’s risk of loss is limited to its investment.

Since Cleco is not the primary beneficiary, the investments in Perryville and Attala are accounted for as equity method investments.
Cleco’s current assessment of its maximum exposure to loss with respect to Perryville and Attala at September 30,

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

2009, consists of its equity investment of $14.7 million.  The following table presents the components of Cleco Corporation’s equity investment in Perryville and Attala.

	AT SEPTEMBER 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2009	2008
Contributed assets (cash)	$132,960	$132,960
Net income	55,650	54,166
Less: non-cash distributions	20,875	20,869
Less: cash distributions	152,989	151,389
Total equity investment in investee	$14,746	$14,868

The following tables contain summarized financial information for Perryville and Attala.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Current assets	$3,044	$4,905
Other assets	16,782	14,166
Total assets	$19,826	$19,071
Current liabilities	$1,196	$9
Accounts payable - affiliate	2	2
Other liabilities	745	484
Member’s equity	17,883	18,576
Total liabilities and member’s equity	$19,826	$19,071

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008	2009	2008
Operating revenue	$488	$492	$1,471	$1,484
Operating expense	57	53	451	421
Interest income	39	-	463	-
Income before taxes	$470	$439	$1,483	$1,063

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
Income tax expense recorded on Cleco’s financial statements related to Cleco Corporation’s 100% interest in Perryville and Attala was $0.2 million and $0.6 million for the three and nine months ended September 30, 2009, respectively, compared to $0.2 million and $0.4 million for the three and nine months ended September 30, 2008, respectively.

Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current wholesale municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court against Cleco Corporation, Cleco Power, and certain other subsidiaries.  The lawsuit alleges unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts.  The lawsuit was moved to and currently is pending in the U.S. District Court for the Western District of Louisiana.  Effective December 30, 2008, the City Council of Alexandria passed an ordinance authorizing the mayor to settle the litigation by executing a new 13-year power supply agreement with Cleco.  Pending execution of this new supply agreement, the presiding judge agreed to dismiss the claims asserted in the litigation without prejudice.  The mayor declined to execute the new supply agreement and upon motion of the city, the judge reinstated the lawsuit on October 16, 2009.  The litigation will now be resolved by trial, which has been scheduled to commence on February 22, 2010.  Management believes the dispute will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.
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

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

Off-Balance Sheet Commitments and Disclosures about Guarantees
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates).  Cleco Corporation and Cleco Power also have agreed to contractual terms that require them to pay third parties if certain triggering events occur.  These contractual terms generally are defined as guarantees in the authoritative guidance.
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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of September 30, 2009, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT SEPTEMBER 30, 2009
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$177,400	$135,000	$42,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,000	-	1,000	1,000
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Guarantee issued to Tenaska Gas Storage, LLC on behalf of Acadia	10,000	-	10,000	10,000
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,525	-	3,525	-
Obligations under the Lignite Mining Agreement	3,488	-	3,488	-
Total	$210,913	$135,000	$75,913	$26,828

Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of September 30, 2009, the aggregate guarantee of $177.4 million is limited to $42.4 million due to the performance of some of the underlying obligations that were guaranteed.  Management believes it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims.  The discounted probability-weighted liability under the guarantees and indemnifications as of September 30, 2009, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit facility by an amount equal to the maximum reasonably anticipated liability in respect of the contingent obligation as determined in good faith.
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees was $1.4 million, of which $0.4 million expired on September 27, 2009, and $1.0 million expired on October 20, 2009.  These guarantees do not fall within the scope of the authoritative guidance for guarantees.  Cleco Energy issued guarantees and indemnifications that fall within the recognition scope of the authoritative guidance for guarantees, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The maximum aggregate potential payment under the guarantees and indemnifications as of September 30, 2009, was $1.0 million.  The discounted probability-weighted liability as of September 30, 2009, was $0.1 million.
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
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

the Interconnection Agreement.  This guarantee will be effective through the life of the agreement.
In February 2009, Cleco Corporation provided a $10.0 million guarantee to Tenaska Gas Storage, LLC for Acadia’s obligation under the Energy Management Services Agreement.  This guarantee expired on October 31, 2009.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.  Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $3.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At September 30, 2009, Cleco Power’s 50% exposure for this obligation was approximately $3.5 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination dates of the guarantees and standby letters of credit discussed above:

				AT SEPTEMBER 30, 2009
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$57,388	$11,000	$3,488	$-	$42,900
Standby letters of credit	18,525	3,525	-	-	15,000
Total commercial commitments	$75,913	$14,525	$3,488	$-	$57,900

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

CBL Capital Corporation
Cleco Power has entered into an operating lease agreement with CBL Capital Corporation, which was acquired by GE Capital Commercial, Inc. (GE Capital).  This is a master leasing agreement for company vehicles and other equipment.  On November 14, 2008, Cleco Power was notified by GE Capital that it was electing to terminate the lease.  Pursuant to the terms of the lease agreement, the termination date was effective January 13, 2009.  Cleco Power has one year from the termination date to enter into a new operating lease with a third party and/or negotiate the purchase of such equipment for the unamortized balance.  The unamortized balance of equipment under the GE Capital lease was $5.3 million at September 30, 2009.  Cleco Power expects to purchase the vehicles and equipment under the lease agreement during the fourth quarter of 2009.

LPSC Fuel Audit
The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit will be performed not less than every other year.  Cleco Power currently has fuel adjustment clause filings for 2003 through 2008 subject to audit.  In July 2006, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit that included fuel adjustment clause filings for January 2003 through December 2004.  In March 2009, the LPSC indicated its intent to proceed with the audit for the years 2003 through 2008.  However, this review is still pending.  Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of these audits, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

Fuel Transportation Agreement
Cleco Power has entered into an agreement that meets the accounting definition of a capital lease for barges in order to transport petroleum coke and limestone to Rodemacher Unit 3.  The 42 dedicated barges were delivered between January 6 and February 12, 2009.
The lease rate contains a fixed portion of $225 per day per barge and a variable component of $75 adjusted by Producer Price Index (PPI) annually for executory costs.  If the barges are idle, the lessor is required to attempt to sublease the barges to third parties with the revenue reducing Cleco Power’s lease payment.  During the three and nine months ended September 30, 2009, Cleco Power did not receive any revenue from subleases.
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
This agreement contains a provision for early termination upon the occurrence of any one of four cancellation events.
The following is an analysis of the leased property under capital leases by major classes:

	AT SEPTEMBER 30,	AT DECEMBER 31,
CLASSES OF PROPERTY (THOUSANDS)	2009	2008
Barges	$22,050	$-
Other	555	555
Total capital leases	22,605	555
Less: accumulated amortization	1,958	342
Net capital leases	$20,647	$213

The amount listed as other in the chart above includes a capital lease agreement for miscellaneous equipment by Cleco Power.  This lease terminates December 31, 2010.
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2009.

(THOUSANDS)
Three months ending December 31, 2009	$1,196
Years ending December 31,
2010	4,748
2011	4,622
2012	4,634
2013	4,622
2014	4,622
Thereafter	18,499
Total minimum lease payments	42,943
Less: executory costs	10,854
Net minimum lease payments	32,089
Less: amount representing interest	10,822
Present value of net minimum lease payments	$21,267
Current liabilities	$1,598
Non-current liabilities	$19,669

During the three and nine months ended September 30, 2009, Cleco Power incurred immaterial amounts of contingent rent related to the increase in the PPI.

Oxbow Lignite Mine Acquisition
In April 2009, Cleco Power entered into an agreement with SWEPCO to purchase the Oxbow Lignite Company from NAC.  In September 2009, the LPSC approved the joint application authorizing the acquisition of Oxbow Lignite Company.  The purchase price of approximately $42.0 million includes the lignite reserves, mining equipment, and related assets and permits.  Cleco Power’s 50% portion of the purchase price for the lignite reserves is approximately $12.9 million.  The lignite reserves of approximately 120 million tons acquired under this agreement are expected to fuel the Dolet Hills Power Station through 2026.  SWEPCO’s subsidiary, Dolet Hills Lignite Company, LLC, will acquire the mining equipment and related assets and permits for approximately $15.8 million and will operate the new mine along with its current operations at the Dolet Hills Lignite Mine on similar terms.  The existing Red River Lignite Supply and Transportation Agreement with NAC will terminate upon the closing of this transaction.  Pending approval by the Arkansas Public Service Commission, a condition precedent for SWEPCO to close, the closing of this transaction is expected to occur in December 2009.

Rodemacher Unit 3
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Rodemacher Unit 3.  Cleco Power began construction of Rodemacher Unit 3 in May 2006.  In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which provided for substantial completion of construction of Rodemacher Unit 3 by September 30, 2009.  In July 2008, Cleco Power and Shaw amended this contract to provide for substantial completion as early as June 30, 2009.  On October 19, 2009, Cleco and Shaw again amended the EPC Contract to extend the substantial completion date to September 28, 2009.
In December 2008, Cleco Power received correspondence from Shaw providing damage estimates of $12.3 million due to alleged force majeure events related to Hurricanes Gustav and Ike and a schedule extension of 15 days.  In April 2009, Shaw withdrew such estimates and in July 2009, Shaw submitted a formal claim for such events in the amount of $23.0 million and a schedule extension of 48 days.  Additionally, in June 2009, Shaw notified Cleco of an alleged event of default claiming that the on-site fuel for Rodemacher Unit 3 did not meet the specifications under the Amended EPC Contract.  In October 2009, under the terms of the Amended EPC Contract, Shaw withdrew its request for recovery of any and all claims relating to fuel quality and agreed to limit the claims for force majeure related costs, not to exceed $24.0 million less a settlement credit of $6.0 million ..  The force majeure related claims remain in dispute resolution under the Amended EPC Contract.  The Registrants do not believe the resolution of these claims will have a material adverse effect on the Registrants’ results of operations, financial condition, or cash flows.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

Acadia Transactions
On February 26, 2009, Cleco Power announced that it had chosen the acquisition of 50% of the Acadia power station, or one of its two 580-MW units, as the lowest bid in its 2007 long-term RFP.  Cleco Power will own and operate one unit and operate the other 580-MW unit on behalf of Acadia or a future owner.  Cleco Power and the parties have executed the definitive agreements.  However, prior to closing the transaction, valued at approximately $300 million, Cleco Power must receive approvals from the LPSC and FERC.  In a process that remains under the supervision of an independent monitor appointed by the LPSC, Cleco Power and Acadia plan to complete the transaction in the first quarter of 2010.  Beginning in January 2010, the agreements provide that Acadia will continue to operate the plant and serve Cleco Power under a tolling agreement covering 50% of the Acadia power station until the transaction is closed, after which Cleco Power will own and operate one unit and operate the other 580-MW unit on behalf of Acadia or a future owner.  This tolling agreement was approved by the LPSC in October 2009.  The tolling agreement must also be approved by FERC.
On October 30, 2009, Acadia and Entergy Louisiana announced that definitive agreements have been executed whereby Entergy Louisiana will purchase 50% of the Acadia power station, or one of its two 580-MW units.  The transaction is anticipated to be completed in late 2010 or early 2011.  The agreements provide that, beginning in May 2010, Acadia will serve Entergy Louisiana under a tolling agreement covering 50% of the Acadia power station until the sale is completed.  Both the asset sale and interim tolling agreement require regulatory approval.  Cleco Power will operate both units at Acadia power station after the Entergy transaction is completed.
In connection with these transactions and in exchange for reasonable consideration, APH has agreed to indemnify, upon the closing of these transactions, Cajun and its affiliates against 100% of Acadia’s liabilities and other obligations related to both the Cleco Power and Entergy transactions.

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

Evangeline Tolling Agreement
During 2008, JPMorgan Chase & Co. acquired The Bear Stearns Companies Inc.  In connection with the acquisition, JPMorgan Chase & Co. guaranteed certain obligations of The Bear Stearns Companies Inc. and its subsidiaries, including obligations under the Evangeline Tolling Agreement.  In September 2008, Bear Energy was merged into JPMVEC.  If JPMorgan Chase & Co. or any successor or assignee were to fail to perform its payment obligations, such failure could have a material adverse effect on Cleco Corporation’s results of operations, financial condition, and cash flows for the following reasons, among others:

▪
If such failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the entire outstanding principal amount ($161.8 million at September 30, 2009) and interest to be immediately due and payable, which could result in:

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

Other
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.  Recent market conditions have limited the availability and have increased the costs of capital for many companies.  The inability to raise capital on favorable terms could negatively affect Cleco Corporation’s and Cleco Power’s ability to maintain and expand their businesses.  After assessing the current operating performance, liquidity, and credit ratings of Cleco, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  At September 30, 2009, Moody’s and Standard & Poor’s outlooks for Cleco Corporation were stable.  If Cleco Corporation’s credit ratings were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.
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

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

demand or when the purchase price of power is less than its own cost of generation.  Due to its location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission when accessing external power markets.  At times, constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power’s service territory.
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.  Recent market conditions have limited the availability and have increased the costs of capital for many companies.  The inability to raise capital on favorable terms could negatively affect Cleco Power’s ability to maintain and expand its businesses.  After assessing the current operating performance, liquidity, and credit ratings of Cleco Power, management believes that Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  At September 30, 2009, Standard & Poor’s outlook for Cleco Power was stable.  In June 2009, Moody’s placed Cleco Power’s rating under review for possible downgrade.  Cleco Power is currently rated one level higher by Moody’s than by Standard & Poor’s.  Cleco Power pays fees and interest under its bank credit and other debt agreements based on the higher of the two credit ratings.  If Cleco Power’s credit ratings were to be downgraded by Moody’s, Cleco Power would be required to pay additional fees and higher interest rates.  Cleco Power’s collateral for derivatives is based on the lower of the two credit ratings.  If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s, Cleco Power would be required to pay additional collateral for derivatives.
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

Note 11 — Affiliate Transactions

Cleco has affiliate balances that were not eliminated as of September 30, 2009.  The balances were not eliminated due to the use of the equity method of accounting for Evangeline, Perryville, Attala, and Acadia.  For information on the Evangeline, Perryville, Attala, and Acadia equity investments, see Note 9 — “Equity Investment in Investees.”  At September 30, 2009, the payable to Evangeline was $12.2 million and the payable to Acadia was $0.1 million.  Also, at September 30, 2009, the receivable from Evangeline was $10.5 million and the receivable from Acadia was $0.4 million.  The receivable from Perryville and Attala combined was less than $0.1 million.
Cleco Power has affiliate balances that are payable to or due from its affiliates.  At September 30, 2009, the payable to Support Group was $5.5 million, the payable to Cleco Corporation was $0.8 million, and the payable to other affiliates was less than $0.1 million.  Also, at September 30, 2009, the receivable from Support Group was $2.4 million, and the receivable from other affiliates was $0.1 million.

Note 12 — Intangible Asset

During the first quarter of 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs.  This intangible asset is expected to have a life of 12 years, but could have a life of up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers.  The intangible asset is being amortized according to the estimated collections from Cleco Power’s customers.  At the end of its life, this asset will have no residual value.  For the three and nine months ended September 30, 2009, Cleco Katrina/Rita recognized amortization expense of $2.7 million and $8.0 million, respectively, compared to $2.7 million and $6.3 million, respectively, for the same periods in 2008.  The tables below provide additional information about this intangible asset.

(THOUSANDS)	AT SEPTEMBER 30, 2009
Gross carrying amount	$177,537
Accumulated amortization	17,736
Intangible asset	$159,801

(THOUSANDS)
Expected amortization expense
For the twelve months ending September 30, 2010	$11,346
For the twelve months ending September 30, 2011	12,127
For the twelve months ending September 30, 2012	12,955
For the twelve months ending September 30, 2013	13,803
Thereafter	109,570
Total intangible asset	$159,801

Note 13 — Subsequent Events

As of October 30, 2009, management has evaluated the potential recognition or disclosure of events or transactions that occurred in the period after the balance sheet date of September 30, 2009.  The date October 30, 2009, represents the date that Cleco issued the financial statements for the period ended September 30, 2009.
On October 2, 2009, Cleco Power entered into a treasury rate lock contract in order to mitigate the interest rate exposure on possible future debt issuances.  The notional amount of the treasury rate lock was $75.0 million.  The 4.005% lock rate was based on the 30-year treasury note yield as of October 2, 2009.
In July 2008, Cleco Power filed a rate plan to establish new rates to be effective upon commercial operation of Rodemacher Unit 3.  On October 14, 2009, the LPSC approved Cleco Power’s new rate plan, which includes a target return on equity of 10.7% with sharing occurring after 11.3%.  The new

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

rates will be effective upon commercial operation of Rodemacher Unit 3.
On October 30, 2009, Acadia and Entergy Louisiana announced that definitive agreements have been executed whereby Entergy Louisiana will purchase 50% of the Acadia power station, or one of its two 580-MW units.  The transaction is anticipated to be completed in late 2010 or early 2011.  The agreements provide that, beginning in May 2010, Acadia will serve Entergy Louisiana under a tolling agreement covering 50% of the Acadia power station until the sale is completed.  Both the asset sale and interim tolling agreement require regulatory approval.  Cleco Power will operate both units at the Acadia power station after the Entergy transaction is completed.
On October 30, 2009, Cleco Corporation filed a shelf registration statement with the SEC registering the offer and sale of up to $300.0 million of Cleco Corporation debt securities.  In addition, on such date, Cleco Power filed a shelf registration statement with the SEC registering the offer and the sale of up to $500.0 million of Cleco Power debt securities.  Both shelf registration statements became effective upon filing with the SEC.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and Cleco Corporation and Cleco Power’s Condensed Consolidated Financial Statements contained in this Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2009, and September 30, 2008.

OVERVIEW

Cleco is a regional energy services holding company that conducts substantially all of its business operations through its two primary subsidiaries:

▪
Cleco Power, an integrated electric utility services company regulated by the LPSC, FERC, and other regulators, which serves approximately 276,000 customers across Louisiana and also engages in energy management activities; and

▪
Midstream, a merchant energy company regulated by FERC, which owns and operates a merchant power plant (Evangeline).  Midstream also owns a 50% interest in a merchant power plant (Acadia) and operates the plant on behalf of its partner.

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
As part of a plan to diversify its fuel mix, combat rising fuel prices, and resolve its long-term generation capacity needs, Cleco Power began constructing a 600-MW solid-fuel generating unit at its Rodemacher power plant in May 2006.  When complete, Rodemacher Unit 3 will meet a portion of the utility’s power supply needs and help stabilize customer fuel costs.  The project’s capital cost, including carrying costs during construction, is estimated at $1.0 billion.  Shaw has informed Cleco that it anticipates the plant will be substantially complete and operational in late December 2009.  Cleco Power’s current base rates have been extended through the commercial operation of Rodemacher Unit 3.
In July 2008, Cleco Power filed a rate plan to establish new rates to be effective upon commercial operation of Rodemacher Unit 3.  As part of the new rate plan, Cleco Power requested a return on equity of 12.25%.  Cleco Power’s current base rates allow it the opportunity to earn a maximum regulated return on equity of 11.65%, which is based on a return on equity of 11.25%, with any regulated earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio.  Cleco Power is currently recording AFUDC associated with construction of Rodemacher Unit 3.  Once the unit begins commercial operation, Cleco Power will no longer record AFUDC related to Rodemacher Unit 3.  Recovery of the Rodemacher Unit 3 investment is the largest component in Cleco Power’s new rate plan.  On October 14, 2009, the LPSC approved Cleco Power’s new retail rate plan which includes a target return on equity of 10.7% with sharing occurring after 11.3%.  The new rates will be effective upon commercial operation of Rodemacher Unit 3.  The retail rate plan is expected to increase retail base revenues in the first twelve months of Rodemacher Unit 3 commercial operations by approximately $173.0 million with an anticipated net billing decrease for retail customers of approximately $40.0 million, or 5.0%, including a reduction of approximately $97.0 million resulting from the cessation of collection of and the refund of Rodemacher Unit 3 construction financing costs based on a five-year crediting period.  For additional information, see “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Rates of Cleco Power” and — “Rodemacher Unit 3.”
Cleco Power continues to evaluate a range of other power supply options for the remainder of 2009 and beyond.  As such, Cleco Power is continuing to update its IRP to look at future sources of supply.  Cleco Power released a RFP in

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

October 2007 seeking long-term resources to fill the needs identified by the latest IRP.  On February 26, 2009, Cleco Power announced that it had chosen the acquisition of 50% of the Acadia power station, or one of its two 580-MW units, as the lowest bid in its 2007 long-term RFP for capacity beginning in 2010.  Cleco Power will own and operate one unit and operate the other 580-MW unit on behalf of Acadia or a future owner as described further below under “— Midstream.”  Cleco Power and the parties have executed the definitive agreements.  However, prior to closing the transaction, valued at approximately $300 million, Cleco Power must receive approvals from the LPSC and FERC.  In a process that remains under the supervision of an independent monitor appointed by the LPSC, Cleco Power and Acadia plan to complete the transaction in the first quarter of 2010.  Beginning in January 2010, the agreements provide that Acadia will operate the plant and serve Cleco Power under a tolling agreement covering 50% of the Acadia power station until the transaction is closed.  This tolling agreement was approved by the LPSC in October 2009.  The tolling agreement must also be approved by FERC.
In October 2009, one of Cleco Power’s large industrial customers announced that it would be closing its operations in December 2009.  Cleco Power’s annual base revenue billings to this customer were expected to be approximately $2.3 million.

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
On October 30, 2009, Acadia and Entergy Louisiana announced that definitive agreements have been executed whereby Entergy Louisiana will purchase 50% of the Acadia power station, or one of its two 580-MW units.  The transaction is anticipated to be completed in late 2010 or early 2011.  The agreements provide that, beginning in May 2010, Acadia will serve Entergy Louisiana under a tolling agreement covering 50% of the Acadia power station until the sale is completed.  Both the asset sale and interim tolling agreement require regulatory approval.  Cleco Power will operate both units at Acadia after the Entergy transaction is completed.
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

Comparison of the Three Months Ended September 30, 2009, and 2008

Cleco Consolidated
		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue, net	$241,500	$343,675	$(102,175)	(29.7)%
Operating expenses	200,823	308,111	107,288	34.8%
Operating income	$40,677	$35,564	$5,113	14.4%
Interest income	$369	$1,669	$(1,300)	(77.9)%
Allowance for other funds used during construction	$17,813	$17,786	$27	0.2%
Equity income from investees	$15,587	$9,662	$5,925	61.3%
Other income	$2,079	$937	$1,142	121.9%
Other expense	$849	$2,276	$1,427	62.7%
Interest charges	$10,838	$15,696	$4,858	31.0%
Federal and state income taxes	$4,983	$10,513	$5,530	52.6%
Net income applicable to common stock	$59,843	$37,121	$22,722	61.2%

Consolidated net income applicable to common stock increased $22.7 million, or 61.2%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to increased Cleco Power, Midstream, and corporate earnings.
Operating revenue, net decreased $102.2 million, or 29.7%, in the third quarter of 2009 compared to the third quarter of 2008 largely as a result of lower fuel cost recovery revenue at Cleco Power.
Operating expenses decreased $107.3 million, or 34.8%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to lower per-unit costs and volumes of purchased power for utility customers.
Interest income decreased $1.3 million, or 77.9%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a lower recovery of interest costs relating to Cleco Power’s lower deferred lignite mining costs.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

Equity income from investees increased $5.9 million, or 61.3%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to increased equity income at Evangeline.
Other income increased $1.1 million, or 121.9%, during the third quarter of 2009 compared to the third quarter of 2008 primarily due to the recognition of an increase in the cash surrender value of life insurance policies at Cleco Corporation.
Other expense decreased $1.4 million, or 62.7%, during the third quarter of 2009 compared to the third quarter of 2008 primarily due to the absence in 2009 of decreases in the cash surrender value of life insurance policies at Cleco Corporation during the third quarter of 2008.
Interest charges decreased $4.9 million, or 31.0%, during the third quarter of 2009 compared to the third quarter of 2008 primarily due to the settlement of a franchise tax lawsuit and lower net interest charges at Cleco Power as discussed below.
Federal and state income taxes decreased $5.5 million, or 52.6%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a decrease in forecasted pre-tax income and due to the increased impact that equity AFUDC had on actual pre-tax income.  The effective income tax rate is less than the expected statutory rate primarily due to the significant impact of flow-through treatment on plant-related differences such as equity AFUDC.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue
Base	$103,198	$99,090	$4,108	4.1%
Fuel cost recovery	125,754	234,846	(109,092)	(46.5)%
Other operations	9,834	6,981	2,853	40.9%
Affiliate revenue	6	7	(1)	(14.3)%
Intercompany revenue	343	418	(75)	(17.9)%
Operating revenue, net	239,135	341,342	(102,207)	(29.9)%
Operating expenses
Fuel used for electric generation – recoverable	72,512	90,846	18,334	20.2%
Power purchased for utility customers – recoverable	53,242	144,000	90,758	63.0%
Non-recoverable fuel and power purchased	10,774	9,373	(1,401)	(14.9)%
Other operations	25,165	23,242	(1,923)	(8.3)%
Maintenance	9,602	9,719	117	1.2%
Depreciation	19,310	18,861	(449)	(2.4)%
Taxes other than income taxes	7,809	8,732	923	10.6%
Loss on sale of assets	70	-	(70)	-
Total operating expenses	198,484	304,773	106,289	34.9%
Operating income	$40,651	$36,569	$4,082	11.2%
Interest income	$341	$1,545	$(1,204)	(77.9)%
Allowance for other funds used during construction	$17,813	$17,786	$27	0.2%
Interest charges	$13,645	$14,973	$1,328	8.9%
Federal and state income taxes	$1,316	$10,566	$9,250	87.5%
Net income	$43,552	$30,538	$13,014	42.6%

Cleco Power’s net income in the third quarter of 2009 increased $13.0 million, or 42.6%, compared to the third quarter of 2008.  Contributing factors include:

▪	higher base revenue,
▪	higher other operations revenue,
▪	lower interest charges,
▪	lower taxes other than income taxes, and
▪	lower effective income tax rate.

These were partially offset by:

▪	lower interest income,
▪	higher other operations expense, and
▪	higher non-recoverable fuel and purchased power expenses.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(MILLION kWh)	2009	2008	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,207	1,144	5.5%
Commercial	743	721	3.1%
Industrial	577	762	(24.3)%
Other retail	36	36	-
Total retail	2,563	2,663	(3.8)%
Sales for resale	199	153	30.1%
Unbilled	(95)	(134)	29.1%
Total retail and wholesale customer sales	2,667	2,682	(0.6)%

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$53,970	$51,490	4.8%
Commercial	25,802	25,195	2.4%
Industrial	12,912	14,585	(11.5)%
Other retail	1,491	1,469	1.5%
Storm surcharge	5,054	5,455	(7.4)%
Total retail	99,229	98,194	1.1%
Sales for resale	7,435	5,759	29.1%
Unbilled	(3,466)	(4,863)	28.7%
Total retail and wholesale customer sales	$103,198	$99,090	4.1%

Cleco Power’s residential customers’ demand for electricity largely is affected by weather.  Weather generally is measured in cooling-degree days and heating-degree days.  A cooling-degree day is an indication of the likelihood that a consumer will use air conditioning, while a heating-degree day is an indication of the likelihood that a consumer will use heating.  An increase in heating-degree days does not produce the same increase in revenue as an increase in cooling-degree days, because more alternative heating sources are available.  Normal heating- and cooling-degree days are calculated for a month by separately calculating the average actual heating- and cooling-degree days for that month over a period of 30 years.
The following chart shows how cooling-degree days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree days.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

			FOR THE THREE MONTHS ENDED SEPTEMBER 30,
				2009 CHANGE
	2009	2008	NORMAL	PRIOR YEAR	NORMAL
Cooling-degree days	1,584	1,541	1,468	2.8%	7.9%

Base
Base revenue increased $4.1 million, or 4.1%, during the third quarter of 2009 compared to the third quarter of 2008.  The increase was primarily due to higher residential usage per customer, Cleco Power providing service to a new wholesale customer that commenced in April 2009, and the absence of hurricane-related outages.  Partially offsetting these increases were lower sales to industrial customers as a result of decreased production at one of Cleco Power’s large industrial customers and the start of a large industrial customer cogenerating a portion of its electricity requirements.  For information on the anticipated effects of changes in revenue from an industrial customer, see “— Overview — Cleco Power.”  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers decreased $109.1 million, or 46.5%, during the third quarter of 2009 compared to the third quarter in 2008 primarily due to decreases in the per-unit cost and volume of power purchased for utility customers.  Partially offsetting this decrease were increases in the per-unit cost and volume of fuel used for electric generation.  Changes in fuel costs historically have not significantly affected Cleco Power’s net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 95% of Cleco Power’s total fuel cost during the third quarter of 2009 was regulated by the LPSC, while the remainder was regulated by FERC.  Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC.  For information on Cleco Power’s pending fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Fuel Audit.”

Other Operations
Other operations revenue increased $2.9 million, or 40.9%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a $4.7 million net gain relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer.  Partially offsetting this increase was $1.8 million of lower other miscellaneous revenue.  For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses decreased $106.3 million, or 34.9%, in the third quarter of 2009 compared to the third quarter of 2008.  Fuel used for electric generation (recoverable) decreased $18.3 million, or 20.2%, primarily due to recovery of higher fuel costs deferred in prior periods.  Partially offsetting this decrease were higher per-unit costs and volumes of fuel used as compared to the third quarter of 2008, as a result of realized losses on fuel hedging due to the price volatility of natural gas.  Power purchased for utility customers (recoverable) decreased $90.8 million, or 63.0%, largely due to lower per-unit costs and volumes of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased increased $1.4 million, or 14.9%, primarily due to higher net capacity payments made during the third quarter of 2009.  Other operations expense increased $1.9 million, or 8.3%, primarily due to higher general liability expense, and higher employee benefit costs and administrative expenses.  Taxes other than income taxes decreased $0.9 million, or 10.6%, primarily due to lower property taxes and franchise fees.

Interest Income
Interest income decreased $1.2 million, or 77.9%, during the third quarter of 2009 compared to the third quarter of 2008 primarily due to a lower recovery of interest costs relating to Cleco Power's lower deferred lignite mining costs.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction comprised 40.9% of Cleco Power’s net income for the third quarter of 2009 compared to 58.2% for the third quarter of 2008.  Cleco Power is currently recording AFUDC associated with construction of Rodemacher Unit 3.  Once the unit begins commercial operations, Cleco Power will no longer record AFUDC related to Rodemacher Unit 3.

Interest Charges
Interest charges decreased $1.3 million, or 8.9%, during the third quarter of 2009 compared to the third quarter of 2008 primarily due to the capitalization of an additional $1.6 million of allowance for borrowed funds used during construction associated with Rodemacher Unit 3, $1.3 million primarily from interest related to uncertain tax positions, and $0.2 million of other miscellaneous interest charges.  Partially offsetting these decreases was $1.8 million related to the December 2008 issuance of GO Zone bonds.

Income Taxes
Federal and state income taxes decreased $9.3 million, or 87.5%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a decrease in forecasted pre-tax

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

income and due to the increased impact that equity AFUDC had on actual pre-tax income.  The effective income tax rate is less than the expected statutory rate primarily due to the significant impact of flow-through treatment on plant-related differences such as equity AFUDC.

Midstream
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue
Affiliate revenue	$2,087	$2,131	$(44)	(2.1)%
Operating revenue	2,087	2,131	(44)	(2.1)%
Operating expenses
Other operations	1,508	1,717	209	12.2%
Maintenance	808	938	130	13.9%
Depreciation	44	78	34	43.6%
Taxes other than income taxes	92	94	2	2.1%
Loss on sale of assets	5	-	(5)	-
Total operating expenses	2,457	2,827	370	13.1%
Operating loss	$(370)	$(696)	$326	46.8%
Equity income from investees	$15,108	$9,223	$5,885	63.8%
Federal and state income tax expense	$4,923	$2,383	$(2,540)	(106.6)%
Net income	$8,412	$4,573	$3,839	83.9%

Factors affecting Midstream during the third quarter of 2009 are described below.

Equity Income from Investees
Equity income from investees increased $5.9 million, or 63.8%, during the third quarter of 2009 compared to the third quarter of 2008.  The increase was due to a $5.5 million increase in equity earnings at Evangeline and a $0.4 million decrease in equity losses at APH.  The increased earnings at Evangeline were primarily due to lower maintenance expenses and the absence of replacement power purchases primarily due to the absence in 2009 of an unplanned outage at Evangeline that occurred in 2008.  The decrease in losses at APH was due to higher net revenue from Acadia's short-term tolling agreement with Cleco Power and lower depreciation expense.  For additional information on Evangeline and Acadia, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Equity Investment in Investees.”

Income Taxes
Federal and state income taxes increased $2.5 million, or 106.6%, during the third quarter of 2009 compared to the third quarter of 2008 primarily due to an increase in pre-tax income.

Comparison of the Nine Months Ended September 30, 2009, and 2008

Cleco Consolidated
		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue, net	$661,662	$841,013	$(179,351)	(21.3)%
Operating expenses	571,878	744,990	173,112	23.2%
Operating income	$89,784	$96,023	$(6,239)	(6.5)%
Interest income	$1,051	$4,544	(3,493)	(76.9)%
Allowance for other funds used during construction	$52,341	$46,462	$5,879	12.7%
Equity income from investees	$710	$2,723	$(2,013)	(73.9)%
Other income	$4,753	$1,094	$3,659	334.5%
Other expense	$2,181	$4,322	$2,141	49.5%
Interest charges	$39,670	$35,358	$(4,312)	(12.2)%
Federal and state income taxes	$13,258	$22,573	$9,315	41.3%
Net income applicable to common stock	$93,495	$88,558	$4,937	5.6%

Consolidated net income applicable to common stock increased $4.9 million, or 5.6%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to increased corporate earnings.  Partially offsetting this increase were lower earnings at Cleco Power and higher losses at Midstream.
Operating revenue, net decreased $179.4 million, or 21.3%, in the first nine months of 2009 compared to the first nine months of 2008 largely as a result of lower fuel cost recovery revenue at Cleco Power.
Operating expenses decreased $173.1 million, or 23.2%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to lower per-unit costs and volumes of purchased power for utility customers.
Interest income decreased $3.5 million, or 76.9%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to lower interest rates and lower average investment balances.  Also contributing to the decrease was a lower recovery of interest costs relating to Cleco Power’s lower deferred lignite mining costs.
Allowance for other funds used during construction increased $5.9 million, or 12.7%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to increased construction activity at Rodemacher Unit 3.
Equity income from investees decreased $2.0 million, or 73.9%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to increased equity losses at APH, partially offset by equity earnings at Evangeline.
Other income increased $3.7 million, or 334.5%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to the recognition of an increase in the cash surrender value of life insurance policies at Cleco Corporation and higher mutual assistance revenue at Cleco Power.
Other expense decreased $2.1 million, or 49.5% in the first nine months of 2009 compared to the first nine months of 2008 primarily due to the absence in 2009 of decreases in the cash surrender value of life insurance policies at Cleco Corporation during 2008.  Partially offsetting this decrease were higher mutual assistance expenses at Cleco Power.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

Interest charges increased $4.3 million, or 12.2%, during the first nine months of 2009 compared to the first nine months of 2008 primarily due to higher net interest charges at Cleco Power as discussed below, partially offset by lower interest charges at Cleco Corporation from the repayment of senior notes and the settlement of a franchise tax lawsuit.
Federal and state income taxes decreased $9.3 million, or 41.3%, during the first nine months of 2009 compared to the first nine months of 2008 primarily due to a decrease in pre-tax income, increases in forecasted equity AFUDC and forecasted permanent tax deductions, and a decrease in deferred state income taxes related to changes in state flow-through items.  The effective income tax rate is less than the expected statutory rate primarily due to the significant impact of flow-through treatment on plant-related differences such as equity AFUDC.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue
Base	$270,937	$270,933	$4	-
Fuel cost recovery	356,532	532,464	(175,932)	(33.0)%
Other operations	25,609	29,757	(4,148)	(13.9)%
Affiliate revenue	17	21	(4)	(19.0)%
Intercompany revenue	1,029	1,506	(477)	(31.7)%
Operating revenue, net	654,124	834,681	(180,557)	(21.6)%
Operating expenses
Fuel used for electric generation – recoverable	207,470	154,347	(53,123)	(34.4)%
Power purchased for utility customers – recoverable	149,063	378,137	229,074	60.6%
Non-recoverable fuel and power purchased	20,889	21,901	1,012	4.6%
Other operations	72,814	65,862	(6,952)	(10.6)%
Maintenance	32,705	32,556	(149)	(0.5)%
Depreciation	57,339	56,886	(453)	(0.8)%
Taxes other than income taxes	23,172	24,727	1,555	6.3%
Loss on sale of assets	70	-	(70)	-
Total operating expenses	563,522	734,416	170,894	23.3%
Operating income	$90,602	$100,265	$(9,663)	(9.6)%
Interest income	$999	$3,121	$(2,122)	(68.0)%
Allowance for other funds used during construction	$52,341	$46,462	$5,879	12.7%
Other income	$2,138	$1,172	$966	82.4%
Other expense	$2,985	$1,643	$(1,342)	(81.7)%
Interest charges	$40,286	$31,435	$(8,851)	(28.2)%
Federal and state income taxes	$14,033	$27,135	$13,102	48.3%
Net income	$88,776	$90,807	$(2,031)	(2.2)%

Cleco Power’s net income in the first nine months of 2009 decreased $2.0 million, or 2.2%, compared to the first nine months of 2008.  Contributing factors include:

▪	higher interest charges,
▪	higher other operations and maintenance expenses,
▪	lower other operations revenue,
▪	lower interest income, and
▪	higher other expense.

These were partially offset by:

▪	higher allowance for other funds used during construction,
▪	lower non-recoverable fuel and power purchased expenses,
▪	lower taxes other than income taxes,
▪	higher other income, and
▪	lower effective income tax rate.

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(MILLION kWh)	2009	2008	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	2,814	2,789	0.9%
Commercial	1,882	1,874	0.4%
Industrial	1,633	2,177	(25.0)%
Other retail	103	101	2.0%
Total retail	6,432	6,941	(7.3)%
Sales for resale	432	327	32.1%
Unbilled	98	12	716.7%
Total retail and wholesale customer sales	6,962	7,280	(4.4)%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2009	2008	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$122,486	$121,236	1.0%
Commercial	71,871	71,258	0.9%
Industrial	38,046	41,580	(8.5)%
Other retail	4,288	4,205	2.0%
Storm surcharge	14,674	15,641	(6.2)%
Total retail	251,365	253,920	(1.0)%
Sales for resale	16,034	15,430	3.9%
Unbilled	3,538	1,583	123.5%
Total retail and wholesale customer sales	$270,937	$270,933	-

The following chart shows how cooling- and heating–degree days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree days.

			FOR THE NINE MONTHS ENDED SEPTEMBER 30,
				2009 CHANGE
	2009	2008	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	779	860	1,026	(9.4)%	(24.1)%
Cooling-degree days	2,763	2,699	2,436	2.4%	13.4%

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

Base
Overall, base revenue was essentially the same during the first nine months of 2009 compared to the first nine months of 2008.  Some of the significant increases in base revenue during the first nine months of 2009 were attributable to Cleco Power providing service to a new wholesale customer that commenced in April 2009 and higher residential sales primarily from an increase in the number of customers served.  Some of the significant decreases in base revenue were attributable to lower sales to industrial customers as a result of decreased production at one of Cleco Power’s large industrial customers and the start of a large industrial customer cogenerating a portion of its electricity requirements.  For information on the anticipated effects of changes in revenue from an industrial customer, see “Overview — Cleco Power.”  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers decreased $175.9 million, or 33.0%, during the first nine months of 2009 compared to the first nine months in 2008 primarily due to decreases in the per-unit cost and volume of power purchased for utility customers.  Partially offsetting the decrease were increases in the per-unit cost and volume of fuel used for electric generation.  For information on Cleco Power’s ability to recover fuel and purchase power costs, see “— Comparison of the Three Months Ended September 30, 2009, and 2008 — Cleco Power — Fuel Cost Recovery.”

Other Operations
Other operations revenue decreased $4.1 million, or 13.9%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to a $2.1 million net loss relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer.  Also contributing to this decrease was $2.0 million of lower other miscellaneous revenue.  For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses decreased $170.9 million, or 23.3%, in the first nine months of 2009 compared to the first nine months of 2008.  Fuel used for electric generation (recoverable) increased $53.1 million, or 34.4%, primarily due to recovery of higher fuel costs deferred in prior periods and higher per-unit costs of fuel used as compared to the first nine months of 2008.  This is a result of realized losses on fuel hedging due to the price volatility of natural gas.  Also contributing to the increase were higher volumes of fuel used for electric generation.  Power purchased for utility customers (recoverable) decreased $229.1 million, or 60.6%, largely due to lower per-unit costs and volumes of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and purchased power decreased $1.0 million, or 4.6%, primarily due to lower non-recoverable expenses primarily related to fixed-price power being provided to a wholesale customer.  Partially offsetting this decrease were higher net capacity charges.  Other operations expense increased $7.0 million, or 10.6%, primarily due to higher general liability expense, higher employee benefit costs, training, and administrative expenses.  Taxes other than income taxes decreased $1.6 million, or 6.3%, primarily due to lower property taxes and franchise fees.

Interest Income
Interest income decreased $2.1 million, or 68.0%, during the first nine months of 2009 compared to the first nine months of 2008 primarily due to a lower recovery of interest costs relating to Cleco Power’s lower deferred lignite mining costs and lower average investment balances.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $5.9 million, or 12.7%, during the first nine months of 2009 compared to the first nine months of 2008 primarily due to increased construction activity at Rodemacher Unit 3.  Allowance for other funds used during construction comprised 59.0% of Cleco Power’s net income for the first nine months of 2009, compared to 51.2% for the first nine months of 2008.  Cleco Power is currently recording AFUDC associated with construction of Rodemacher Unit 3.  Once the unit begins commercial operations, Cleco Power will no longer record AFUDC related to Rodemacher Unit 3.

Other Income
Other income increased $1.0 million, or 82.4%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to higher revenue from mutual assistance to other utilities for restoration efforts.

Other Expense
Other expense increased $1.3 million, or 81.7%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to higher expenses from mutual assistance to other utilities for restoration efforts.

Interest Charges
Interest charges increased $8.9 million, or 28.2%, during the first nine months of 2009 compared to the first nine months of 2008 primarily due to $7.0 million related to the May 2008 issuance of senior notes, $5.3 million related to the December 2008 issuance of GO Zone bonds, $1.4 million related to the March 2008 issuance of storm recovery bonds, and $1.1

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

million related to solid waste disposal facility bonds.  Partially offsetting these increases were the capitalization of an additional $4.6 million of allowance for borrowed funds used during construction associated with Rodemacher Unit 3 and $1.3 million of lower other miscellaneous interest charges.

Income Taxes
Federal and state income taxes decreased $13.1 million, or 48.3%, during the first nine months of 2009 compared to the first nine months of 2008 primarily due to a decrease in pre-tax income, increases in forecasted equity AFUDC and forecasted permanent tax deductions, and a decrease in deferred state income taxes related to changes in state flow-through items.  The effective income tax rate is less than the expected statutory rate primarily due to the significant impact of flow-through treatment on plant-related differences such as equity AFUDC.

Midstream
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue
Other operations	$1	$1	$-	-
Affiliate revenue	6,627	5,892	735	12.5%
Operating revenue	6,628	5,893	735	12.5%
Operating expenses
Other operations	4,887	4,662	(225)	(4.8)%
Maintenance	2,963	2,667	(296)	(11.1)%
Depreciation	132	230	98	42.6%
Taxes other than income taxes	310	272	(38)	(14.0)%
Loss (gain) on sales of assets	5	(99)	(104)	(105.1)%
Total operating expenses	8,297	7,732	(565)	(7.3)%
Operating loss	(1,669)	(1,839)	170	9.2%
Equity (loss) income from investees	$(782)	$1,660	$(2,442)	(147.1)%
Interest charges	$6,034	$5,057	$(977)	(19.3)%
Federal and state income tax benefit	$(3,469)	$(2,298)	$1,171	51.0%
Net loss	$(4,997)	$(2,955)	$(2,042)	(69.1)%

Factors affecting Midstream during the first nine months of 2009 are described below.

Operating Revenue and Operating Expenses
Operating revenue increased $0.7 million, or 12.5%, during the first nine months of 2009 compared to the first nine months of 2008.  Operating expenses increased $0.6 million, or 7.3%, during the first nine months of 2009 compared to the first nine months of 2008.  The increases were primarily due to additional employees hired by Cleco Generation Services LLC for the benefit of Midstream to provide power plant operations, maintenance, and engineering services to Acadia and Evangeline.  As a result, revenue and expenses associated with these services are included in affiliate revenue and operating expenses, respectively.

Equity Income from Investees
Equity income from investees decreased $2.4 million, or 147.1%, during the first nine months of 2009 compared to the first nine months of 2008.  The decrease was due to a $3.7 million increase in equity losses at APH, partially offset by a $1.3 million increase in equity earnings at Evangeline.  The increased loss at APH was primarily due to an unplanned outage at the facility during 2009, resulting in higher removal and retirement costs and higher turbine and general maintenance expenses.  Also contributing to the increased losses were higher legal fees.  These decreases were partially offset by higher net revenue from Acadia’s short-term tolling agreement with Cleco Power.  The increased earnings at Evangeline were primarily due to the absence of replacement power purchases resulting from Evangeline’s 2008 unplanned outage.  Also contributing to the increase were lower gas tax expenses and lower interest charges.  For additional information on Evangeline and Acadia, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Equity Investment in Investees.”

Interest Charges
Interest charges increased $1.0 million, or 19.3%, during the first nine months of 2009 compared to the first nine months of 2008 primarily due to additional estimated interest costs related to an IRS audit.  Partially offsetting this increase was a lower interest rate and a lower balance on affiliate debt relating to APH’s investment in Acadia.

Income Taxes
Federal and state income taxes decreased $1.2 million, or 51.0%, during the first nine months of 2009 compared to the first nine months of 2008 primarily due to a decrease in pre-tax income.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
At September 30, 2009, Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable.  In June 2009, Moody’s affirmed Cleco Corporation’s rating with a stable outlook and placed Cleco Power’s ratings under review for possible downgrade.  If Cleco Corporation’s credit ratings were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.  Cleco Power is currently rated one level higher by Moody’s than by Standard & Poor's.  Cleco Power pays fees and interest under its bank credit and other debt agreements based on the higher of the two credit ratings.  If Cleco

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

Power’s credit ratings were to be downgraded by Moody’s, Cleco Power would be required to pay additional fees and higher interest rates.  Cleco Power’s collateral for derivatives is based on the lower of the two credit ratings.  If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s, Cleco Power would be required to pay additional collateral for derivatives.
During 2008, JPMorgan Chase & Co. acquired The Bear Stearns Companies Inc.  In connection with the acquisition, JPMorgan Chase & Co. guaranteed certain obligations of The Bear Stearns Companies Inc. and its subsidiaries, including obligations under the Evangeline Tolling Agreement.  In September 2008, Bear Energy was merged into JPMVEC.  At September 30, 2009, Moody’s outlook for Evangeline was stable.  The tolling agreement is the principal source of cash flow for Evangeline.  For more information regarding Evangeline’s tolling agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risk and Uncertainties — Cleco Corporation — Evangeline Tolling Agreement.”
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

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values.  Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or issuance.  Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes under GAAP.  Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the condensed consolidated balance sheets with their fair values disclosed without regard to the three levels.  For more information about fair value levels, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”

Debt
At September 30, 2009, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.  In August 2009, Cleco Corporation and Cleco Power entered into amendments to their respective credit facilities that increased thresholds in a representation relating to pension plan obligations above the amount of the current plan assets.  Cleco Corporation and Cleco Power incurred $0.1 million in expenses obtaining bank waivers related to the amendments.  If Cleco Corporation were to default under the covenants in its various credit facilities, it would be unable to borrow additional funds under the facilities.  Further, if Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its credit facility.  The bonds issued by Evangeline are non-recourse to Cleco Corporation, and a default on these bonds would not be considered a default under Cleco Corporation’s credit facility.  If Cleco Corporation’s credit ratings were to be downgraded one level below investment grade, Cleco Corporation would be required to pay fees and interest at a rate of 0.45% higher than the current level for its $150.0 million credit facility.  A similar downgrade to credit ratings of Cleco Power would require Cleco Power to pay fees and interest at a rate of 0.70% higher than the current level on its $275.0 million credit facility.

Cleco Consolidated
Cleco had no short-term debt outstanding at September 30, 2009, or December 31, 2008.  At September 30, 2009, Cleco’s long-term debt outstanding was $1.2 billion, of which $11.5 million was due within one year, compared to $1.2 billion outstanding at December 31, 2008, which included $63.5 million due within one year.  The long-term debt due within one year

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

at September 30, 2009, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.
For Cleco, long-term debt increased $79.4 million primarily due to an $88.0 million increase in Cleco Corporation’s credit facility draws, the execution of a $50.0 million variable-rate monthly bank loan in August 2009, a $35.0 million increase in Cleco Power’s credit facility draws, and a $19.5 million increase in long-term capital leases.  These increases were partially offset by the $50.0 million repayment of a medium-term note at maturity in May 2009, the $49.5 million repayment of insured quarterly notes in August 2009, and $13.5 million related to scheduled Cleco Katrina/Rita storm recovery bond principal payments.  During January 2009, Cleco Power entered into a lease agreement for barges to be used for fuel transportation for Rodemacher Unit 3.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Contingencies — Fuel Transportation Agreement” and “— Cleco Corporation (Holding Company Level)” and “— Cleco Power” below.
During July 2009, Cleco Power elected to redeem all $49.5 million principal amount of its outstanding 6.05% insured quarterly notes due June 2012.  The notes were redeemed on August 19, 2009.  Once redeemed, the notes were replaced with a one-month LIBOR plus 3.00% floating rate bank loan, maturing on August 19, 2012.  In July 2009, Cleco Power locked in a $50.0 million interest rate swap arrangement related to this loan.  This swap was effective on August 19, 2009 and will mature on May 31, 2012.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting — Interest Rate Swap.”
At September 30, 2009, and December 31, 2008, Cleco had a working capital surplus of $135.2 million and $105.5 million, respectively.  Included in working capital at September 30, 2009, and December 31, 2008, was $25.1 million and $62.3 million, respectively, which was restricted for the use of debt payments and other restricted uses.  The $29.7 million increase in working capital is primarily due to the repayment of a medium-term note and the decreases in accounts payable.  These increases were partially offset by the payment of dividends, the deferral of additional construction carrying costs to be refunded to customers over the next twelve months, and additions to property, plant and equipment, including Rodemacher Unit 3.  An uncommitted bank line of credit up to $10.0 million also is available to support Cleco’s working capital needs.
Cash and cash equivalents available at September 30, 2009, were $49.3 million combined with $257.0 million facility capacity ($17.0 million from Cleco Corporation and $240.0 million from Cleco Power) for total liquidity of $306.3 million.  Cash and cash equivalents decreased $48.2 million as compared to December 31, 2008.  This decrease is primarily due to additions to property, plant and equipment, including Rodemacher Unit 3.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at September 30, 2009 or December 31, 2008.  At September 30, 2009, and December 31, 2008, Cleco Corporation had $118.0 million and $30.0 million, respectively, of long-term debt outstanding.  The increase in long-term debt was due to the increase in draws on Cleco Corporation’s credit facility.  Cleco Corporation’s $150.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.
At September 30, 2009, credit facility draws and off-balance sheet commitments reduced available borrowings by $118.0 million and $15.0 million, respectively, leaving available capacity of $17.0 million.  For more information about these commitments, see “— Off-Balance Sheet Commitments.”  An uncommitted bank line of credit up to $10.0 million also is available to support Cleco Corporation’s working capital needs.
Cash and cash equivalents available at September 30, 2009, were $14.3 million, combined with $17.0 million facility capacity for total liquidity of $31.3 million.  Cash and cash equivalents increased $8.4 million, when compared to December 31, 2008, primarily due to draws under Cleco Corporation’s credit facility, partially offset by the use of those funds for general operating needs.

Cleco Power
There was no short-term debt outstanding at Cleco Power at September 30, 2009, or December 31, 2008.  At September 30, 2009, Cleco Power’s long-term debt outstanding was $1.1 billion, of which $11.5 million was long-term debt due within one year, compared to $1.1 billion at December 31, 2008, of which $63.5 million was due within one year.
For Cleco Power, long-term debt decreased $8.6 million primarily due to the $50.0 million repayment of a medium-term note at maturity in May 2009, the $49.5 million repayment of insured quarterly notes in August 2009, and $13.5 million related to scheduled Cleco Katrina/Rita storm recovery bond principal payments.  These decreases were partially offset by the execution of a $50.0 million variable-rate monthly bank loan in August 2009, an increase of $35.0 million in Cleco Power’s credit facility draws, and a $19.5 million increase in long-term capital leases.  During January 2009, Cleco Power entered in a lease agreement for barges to be used for fuel transportation for Rodemacher Unit 3.  For additional information, see Note 10 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Contingencies — Fuel Transportation Agreement.”
During July 2009, Cleco Power elected to redeem all $49.5 million principal amount of its outstanding 6.05% insured quarterly notes due June 2012.  The notes were redeemed on August 19, 2009.  Once redeemed, the notes were replaced with a one-month LIBOR plus 3.00% floating rate bank loan, maturing on August 19, 2012. In July 2009, Cleco Power locked in a $50.0 million interest rate swap arrangement related to this loan.  This swap was effective on August 19, 2009 and will

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

mature on May 31, 2012.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting — Interest Rate Swap.”
At September 30, 2009, and December 31, 2008, Cleco Power had a working capital surplus of $40.4 million and $88.0 million, respectively.  Included in working capital at September 30, 2009, and December 31, 2008 was $25.1 million and $62.3 million, respectively, which was restricted for the use of debt payments.  The $47.6 million decrease in working capital is primarily due to increased federal income taxes payable, the deferral of additional construction carrying costs to be refunded to customers over the next twelve months, and additions to property plant and equipment, including Rodemacher Unit 3.
Cleco Power’s $275.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 0.400%, including facility fees.  At September 30, 2009, $35.0 million was outstanding under Cleco Power’s $275.0 million, five-year revolving facility.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs.
Cash and cash equivalents available at September 30, 2009, were $35.0 million, combined with $240.0 million facility capacity for total liquidity of $275.0 million.  Cash and cash equivalents decreased $56.5 million as compared to December 31, 2008.  This decrease is primarily due to additions to property, plant and equipment, including Rodemacher Unit 3.
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included acceptance of an LPSC Staff recommendation that Cleco Power collect from customers an amount equal to 75% of the carrying costs of capital during the construction phase of the unit.  Cleco Power had collected $134.4 million and $85.5 million at September 30, 2009, and December 31, 2008, respectively.  In addition to this recovery, Cleco Power is funding the construction costs related to Rodemacher Unit 3 by utilizing cash on hand, available funds from its credit facility, the issuance of long-term debt, and equity contributions from Cleco Corporation.  On October 14, 2009, the LPSC approved Cleco Power’s new retail rate plan, which established that a minimum of $183.2 million be returned to customers over a  five-year period.  For more information regarding the refunding of Rodemacher Unit 3 construction carrying costs please read Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Regulatory Assets and Liabilities — Deferred Construction Carrying Cost.”

Midstream
Midstream had no debt outstanding at September 30, 2009, or December 31, 2008.
Evangeline, which is accounted for under the equity method, had no short-term debt outstanding at September 30, 2009, or December 31, 2008.  Evangeline had $161.8 million and $168.9 million of long-term debt outstanding at September 30, 2009, and December 31, 2008, respectively, in the form of 8.82% Senior Secured Bonds due 2019.  Of these amounts, $8.2 million and $7.1 million were due within one year at September 30, 2009, and December 31, 2008, respectively.  The bonds issued by Evangeline are non-recourse to Cleco Corporation.

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At September 30, 2009, and December 31, 2008, $56.0 million and $103.0 million of cash, respectively, were restricted.  The $47.0 million decrease is primarily due to the use of $17.4 million of funds for GO Zone project costs, the release of $14.7 million for the construction of Cleco Power's solid waste disposal facilities at Rodemacher Unit 3, a $12.7 million net decrease in Cleco Katrina/Rita restricted cash due to the payment of operating expenses, interest, and principal on storm recovery bonds, offset by collections, and Cleco Power's use of $2.2 million for approved storm damage costs.  At September 30, 2009, the $56.0 million of restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $27.2 million reserved at Cleco Power for GO Zone project costs, $25.2 million reserved at Cleco Power for future storm restoration costs, and $3.5 million at Cleco Katrina/Rita restricted for payment of operating expense, interest and principal on storm recovery bonds.
Evangeline’s restricted cash is not reflected in Cleco Corporation’s Condensed Consolidated Balance Sheets due to the equity method of accounting.  Evangeline’s restricted cash at September 30, 2009, and December 31, 2008, was $22.3 million and $25.0 million, respectively.  This cash is restricted under Evangeline’s senior secured bond indenture.

Cleco Cash Flows

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $53.4 million during the first nine months of 2009 compared to $77.1 million during the first nine months of 2008.
Cash provided by operating activities during the first nine months of 2009 decreased $23.7 million from that reported during the first nine months of 2008, primarily due to higher purchases of fuel, materials, and supplies inventories, mostly related to preparation for Rodemacher Unit 3 to begin commercial operation; higher gas and power purchase payments being made in 2009 than in 2008; higher post retirement benefit contribution payments into the Cleco pension plan; a large retainage payment made to Shaw related to work completed on Rodemacher Unit 3; higher state income tax payments, and a 2008 property tax bill that was received and paid in January 2009.  These were partially offset by higher deferred fuel costs, mostly due to fluctuations in fuel prices, higher add back of non-cash depreciation, primarily due to

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

higher New Market Tax Credit amortization, and increased collections of customer accounts.

Net Cash Used in Investing Activities
Net cash used in investing activities was $119.7 million during the first nine months of 2009 compared to $276.1 million during the first nine months of 2008.  Net cash used in 2009 was $156.4 million lower than 2008 primarily due to lower additions to property, plant and equipment related to the Rodemacher Unit 3 project, and transfers from restricted accounts.  This was partially offset by higher investments in equity investees.
During the first nine months of 2009, Cleco had additions to property, plant and equipment, net of AFUDC, of $138.0 million, a $15.7 million investment in New Market Tax Credits, and a $13.9 million investment in Acadia.  This was partially offset by $46.9 million of cash transferred from restricted accounts, primarily related to solid waste disposal, GO Zone, and storm restoration bonds.
During the first nine months of 2008, Cleco had additions to property, plant and equipment, net of AFUDC, of $217.8 million, an $8.4 million investment in New Market Tax Credits, a $6.4 million investment in Perryville, and $44.6 million of cash became restricted, primarily related to storm restoration bonds.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $18.0 million during the first nine months of 2009 compared to $147.3 million during the first nine months of 2008.  Net cash provided by financing activities in 2009 was $129.3 million lower than 2008, primarily due to the lower issuances of long-term debt, partially offset by lower retirements of long-term debt.
During the first nine months of 2009, Cleco received net proceeds of $173.0 million from the issuance of long-term debt.  This was partially offset by $115.8 million of cash used for repayment of long-term debt and capital leases, and $40.7 million used to pay dividends.
During the first nine months of 2008, Cleco received net proceeds of $537.5 million from the issuance of long-term debt, which was partially offset by $190.0 million of cash used to repay borrowings under Cleco Power’s credit facility, $160.3 million of cash used for repayment of long-term debt and capital leases, and $40.5 million used to pay dividends.

Cleco Power Cash Flows

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $95.0 million during the first nine months of 2009 compared to $79.1 million during the first nine months of 2008.
Cash provided by operating activities during the first nine months of 2009 increased $15.9 million from that reported during the first nine months of 2008 primarily due to higher deferred fuel costs, mostly due to fluctuations in fuel prices; higher collections of customer accounts; and the 2009 receipt of a federal income tax refund.  These were partially offset by higher purchases of fuel, materials, and supplies inventories, mostly related to preparation for Rodemacher Unit 3 to begin commercial operation; higher gas and power purchase payments being made in 2009 than in 2008; higher post retirement benefit contribution payments into the Cleco pension plan; and a large retainage payment made to Shaw related to work completed on Rodemacher Unit 3.

Net Cash Used in Investing Activities
Net cash used in investing activities was $90.2 million during the first nine months of 2009 compared to $261.9 million during the first nine months of 2008.  Net cash used during the first nine months of 2009 was $171.7 million lower than the first nine months of 2008, primarily due to lower additions to property, plant and equipment related to the Rodemacher Unit 3 project, and transfers from restricted accounts.
During the first nine months of 2009, Cleco Power had additions to property, plant and equipment, net of AFUDC, of $137.7 million.  This was partially offset by $46.9 million of cash transferred from restricted accounts, primarily related to solid waste disposal, GO Zone, and storm restoration bonds.
During the first nine months of 2008, Cleco had additions to property, plant and equipment, net of AFUDC, of $217.0 million and $44.6 million of cash became restricted, primarily related to storm restoration bonds.

Net Cash Provided by Financing Activities
Net cash used in financing activities was $61.4 million during the first nine months of 2009 compared to cash provided of $238.9 million during the first nine months of 2008.  Net cash provided by financing activities during the first nine months of 2009 was $300.3 million lower than the first nine months of 2008, primarily due to distributions to Cleco Corporation and lower issuances of long-term debt, partially offset by lower retirements of long-term debt.
During the first nine months of 2009, Cleco Power used $115.8 million of cash for repayment of long-term debt and capital leases, and paid $30.0 million in distributions to Cleco Corporation.  This was partially offset by net proceeds of $85.0 million from the issuance of long-term debt.
During the first nine months of 2008, Cleco Power received net proceeds of $489.5 million from the issuance of long-term debt, which was partially offset by $190.0 million of cash used to repay borrowings under Cleco Power’s credit facility, and $60.3 million of cash used for repayment of long-term debt and capital leases.

Shelf Registrations
Cleco Corporation has one shelf registration statement on file (Registration No. 333-162772) with the SEC.  Registration Statement No. 333-162772 became effective on October 30, 2009, and allows for the issuance by Cleco Corporation of up to $300.0 million of debt securities.  Cleco Power also has one shelf registration statement on file (Registration No. 333-162773) with the SEC.  Registration Statement No. 333-162773 became effective on October 30, 2009, and allows for the issuance by Cleco Power of up to $500.0 million of debt securities.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

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

Off-Balance Sheet Commitments
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates).  Cleco Corporation and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur.  These contractual terms generally are defined as guarantees in the authoritative guidance.
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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform the obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of September 30, 2009, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT SEPTEMBER 30, 2009
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$177,400	$135,000	$42,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,000	-	1,000	1,000
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Guarantee issued to Tenaska Gas Storage, LLC on behalf of Acadia	10,000	-	10,000	10,000
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,525	-	3,525	-
Obligations under the Lignite Mining Agreement	3,488	-	3,488	-
Total	$210,913	$135,000	$75,913	$26,828

Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of September 30, 2009, the aggregate guarantee of $177.4 million is limited to $42.4 million due to the performance of some of the underlying obligations that were guaranteed.  Management believes it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims.  The discounted probability-weighted liability under the guarantees and indemnifications as of September 30, 2009, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit facility by an amount equal to the maximum reasonably anticipated liability in respect of the contingent obligation as determined in good faith.
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees was $1.4 million, of which $0.4 million expired on September 27, 2009, and $1.0 million expired on October 20, 2009.  These guarantees do not fall within the scope of the authoritative guidance for guarantees.  Cleco Energy issued guarantees and indemnifications that fall within the recognition scope of the authoritative guidance for guarantees, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The maximum aggregate potential payment under the guarantees and indemnifications as of September 30, 2009, was $1.0 million.  The discounted probability-weighted liability as of September 30, 2009, was $0.1 million.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

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
In February 2009, Cleco Corporation provided a $10.0 million guarantee to Tenaska Gas Storage, LLC for Acadia’s obligation under the Energy Management Services Agreement.  This guarantee expired on October 31, 2009.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.  Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $3.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At September 30, 2009, Cleco Power’s 50% exposure for this obligation was approximately $3.5 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination dates of the guarantees and standby letters of credit discussed above:

				AT SEPTEMBER 30, 2009
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$57,388	$11,000	$3,488	$-	$42,900
Standby letters of credit	18,525	3,525	-	-	15,000
Total commercial commitments	$75,913	$14,525	$3,488	$-	$57,900

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

Retail Rates of Cleco Power
In January 2008, Cleco Power filed its monitoring report for the 12-month period ended September 30, 2007.  On June 1, 2009, Cleco Power filed its monitoring report for the year ended September 30, 2008.  Cleco Power does not anticipate that the LPSC will proceed with its review of these reports until the fourth quarter of 2009.
On July 14, 2008, Cleco Power filed a request for a new rate plan with the LPSC to increase its base rates for electricity.  Cleco Power sought recovery of revenues sufficient to cover the addition of Rodemacher Unit 3 to its existing expense and rate base levels.  Cleco Power and the LPSC Staff filed testimony in support of an uncontested stipulated settlement on September 21, 2009.
The retail rate plan is expected to increase retail base revenues, in the first twelve months of Rodemacher Unit 3 commercial operations, by approximately $173.0 million with an anticipated net billing decrease for retail customers of approximately $40.0 million, or 5.0% (assuming a gas price of $5/MMBtu), including a reduction of approximately $97.0 million resulting from the cessation of collection of and the refund of Rodemacher Unit 3 construction financing based on a five-

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

year crediting period.  The retail rate plan provides for the placement of Rodemacher Unit 3 in rate base and recovery of the operating costs of Rodemacher Unit 3 in rate base and recovery of other costs including costs associated with damage caused by Hurricanes Gustav and Ike.
The retail rate plan includes a Formula Rate Plan (FRP) that has a target return on equity of 10.7%, including returning to retail customers 60.0% of earnings over 11.3% and all earnings over 12.3%.  The capital structure assumes an equity ratio of 51.0%.  The FRP also has a mechanism allowing for recovery of future revenue requirements for the Acadiana Load Pocket transmission project and, if approved by a separate proceeding, the acquisition of the Acadia power plant as a result of the Cleco Power 2007 Long-Term RFP.  The retail rate plan allows Cleco Power to propose additional projects to the LPSC during the FRP’s initial four-year term.
On October 14, 2009, the LPSC voted unanimously to approve the retail rate plan for Cleco Power.  The retail rate plan will be effective upon commercial operation of Rodemacher Unit 3.  Shaw has informed Cleco that it anticipates the plant will be substantially complete and operational in late December 2009.
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

Generation RFP

2008 Short-Term RFP for 2009 Resources
In March 2008, Cleco Power issued a RFP for a minimum of 50 MW up to 450 MW to meet its 2009 capacity and energy requirements.  Cleco Power selected and negotiated a 235-MW peaking product with Acadia.  The product was for supply that started March 1, 2009, and ended October 1, 2009.
On January 6, 2009, Cleco Power issued a RFP for a minimum capacity amount of 50 MW up to 200 MW in order to serve additional load.  Cleco Power has selected and negotiated a 200-MW intermediate product with NRG Power Marketing, Inc.  The product was for supply that started April 1, 2009, and ended November 1, 2009.

2007 Long-Term RFP
In June 2007, Cleco Power filed a proposed RFP with the LPSC for up to approximately 600 MW of intermediate and/or peaking resources to meet projected load growth over a 10-year period beginning in 2010.  To meet these needs, Cleco Power asked for products with a term of 2 to 30 years.  Out of the approximately 600-MW total, up to approximately 350 MW may be sourced from a peaking resource.  After the LPSC review, the RFP was issued in October 2007, and bids were received in December 2007.  On February 26, 2009, Cleco Power announced that it had chosen the acquisition of 50% of the Acadia power station, or one of its two 580-MW units, as the lowest bid in its 2007 long-term RFP.  Cleco Power will own and operate one unit and operate the other 580-MW unit on behalf of Acadia or a future owner.  Cleco Power and the parties have executed the definitive agreements.  However, prior to closing the transaction, valued at approximately $300 million, Cleco Power must receive approvals from the LPSC and FERC.  In a process that remains under the supervision of an independent monitor appointed by the LPSC, Cleco Power and Acadia plan to complete the transaction in the first quarter of 2010.  Beginning in January 2010, the agreements provide that Acadia will operate the plant and serve Cleco Power under a tolling agreement covering 50% of the Acadia power station until the transaction is closed, after which Cleco Power will own and operate one unit and operate the other 580-MW unit on behalf of Acadia or a future owner.  This tolling agreement was approved by the LPSC in October 2009.  The tolling agreement must also be approved by FERC.

Rodemacher Unit 3
In May 2006, Cleco Power began construction of Rodemacher Unit 3 which will provide a portion of the utility’s power supply needs.  Rodemacher Unit 3 will be capable of burning various solid fuels but primarily is expected to burn petroleum coke produced by several refineries throughout the Gulf Coast region.  Cleco Power has entered into contracts with suppliers to collectively supply over 1.4 million tons of petroleum coke annually for a three-to-five year period beginning in 2009, representing over 90% of Rodemacher Unit 3 fuel requirements for such period.  All environmental permits for the unit have been received.  Shaw anticipates the plant will be substantially complete and operational in late December 2009.
In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which provided for substantial completion of the construction of Rodemacher Unit 3 by September 30, 2009.  On July 2, 2008, Cleco Power and Shaw amended this contract further to provide for substantial completion as early as June 30, 2009.  On October 19, 2009, Cleco and Shaw again amended the EPC Contract to extend

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

the substantial completion date to September 28, 2009, as a result of a broader settlement of fuel and force majeure related Shaw claims.  Under the amended contract, the lump-sum price is $795.5 million.  Under the terms of this amendment, Shaw withdrew its request for recovery of any and all claims relating to fuel quality and agreed to limit the claims for force majeure related costs, not to exceed $24.0 million less a settlement credit of $6.0 million.  The force majeure related claims remain in dispute resolution.  The total capital cost estimate for the project, including AFUDC, Amended EPC Contract costs, and other development expenses, is approximately $1.0 billion.  As of September 30, 2009, Cleco Power had incurred approximately $970.9 million in project costs, including AFUDC.  Under the Amended EPC Contract, Shaw is subject to payment of liquidated damages if certain operating performance criteria and schedule dates are not met.  The Amended EPC Contract allows for termination if certain milestones, approvals, or other terms and conditions are not met, or at Cleco Power’s sole discretion, which would require payment of termination fees.  As of September 30, 2009, the maximum termination costs would have been $795.1 million or an additional $7.0 million more than the capital expended to date.  In support of its performance obligations, Shaw has provided a $58.9 million letter of credit to Cleco Power.  In addition to the letter of credit, Shaw also posted a $200.0 million payment and performance bond in favor of Cleco Power in support of its performance obligations under the Amended EPC Contract.  The Amended EPC Contract also provides for Shaw to: (a) allow retention or (b) issue an additional letter of credit, in an amount equal to 7.5% of the payments made by Cleco Power under the contract. Effective September 30, 2009, Shaw’s amended letter of credit for retainage was $58.1 million.  The retention and letters of credit are provided in support of Shaw’s potential payment of liquidated damages, or other payment performance obligations.  Both letters of credit have been extended to September 2010.  The Amended EPC Contract also provides in the event Cleco Power does not maintain a senior unsecured credit rating of either: (i) Baa3 or better from Moody’s or (ii) BBB- or better from Standard & Poor’s, that Cleco Power will be required to provide a letter of credit to Shaw in the amount of $20.0 million. In the event of further downgrade to both of its credit ratings to: (i) Ba2 or below from Moody’s, and (ii) BB or below from Standard & Poor’s, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw.

Lignite Deferral
Cleco Power operates a generating unit jointly owned with SWEPCO that uses lignite as its fuel source.
In May 2001, Cleco Power (along with SWEPCO) entered into the Lignite Mining Agreement with DHLC, the operator of the Dolet Hills mine.  As ordered then by the LPSC, Cleco Power’s retail customers began receiving fuel cost savings equal to 2% of the projected costs under the previous mining contract (the benchmark price) through the year 2011.  Actual mining costs incurred above 98% of the benchmark price were deferred, and can be recovered from retail customers through the fuel adjustment clause only when the actual mining costs are below 98% of the benchmark price.  The benchmark price used the GDP-IPD index as a proxy for the numerous escalators in the previous mining contract.  During the course of the contract, Cleco Power and SWEPCO determined that the GDP-IPD index did not appropriately reflect the increase in mining costs caused by sharp increases in diesel fuel and electricity costs associated with the mining operation.  Because of this disconnect between the GDP-IPD index and actual mining costs, a significant amount of mining costs was being deferred by Cleco Power.  At September 30, 2009, and December 31, 2008, Cleco Power had $24.9 million and $26.8 million, respectively, in deferred costs remaining uncollected.
In 2006, Cleco Power recognized that there was a possibility it may not recover all or part of the lignite mining costs it had deferred.  On November 15, 2006, Cleco Power and SWEPCO submitted a joint application to the LPSC requesting approval for Cleco Power to recover its existing deferral balance, and eliminate any future benchmarking of lignite mining costs.  In December 2007, the LPSC approved a settlement agreement between Cleco Power, SWEPCO and the LPSC Staff authorizing Cleco Power to recover the existing deferred mining cost balance, including interest, over approximately 11.5 years.  The settlement also established a new benchmark utilizing the contract’s escalators to assure a minimum 2% savings to customers compared to the costs under the prior mining contract.  Under the settlement, the benchmarking was scheduled to end after April 2011.  Cleco Power and SWEPCO also agreed to commit to continued operation of the mining operation through 2016 as long as the operation of the mine was considered prudent.  Cleco Power did not record any additional deferred fuel costs under the new benchmarking method.
On September 30, 2009, the LPSC agreed to discontinue benchmarking and the corresponding potential to defer future lignite mining costs while preserving the recovery of the legacy deferred fuel balance previously authorized.

Oxbow Lignite Mine Acquisition
In April 2009, Cleco Power entered into an agreement with SWEPCO to purchase the Oxbow Lignite Company from NAC.  In September 2009, the LPSC approved the joint application authorizing the acquisition of the Oxbow Lignite Company.  The purchase price of approximately $42.0 million includes the lignite reserves, mining equipment, and related assets and permits.  Cleco Power’s 50% portion of the purchase price for the lignite reserves is approximately $12.9 million.  The lignite reserves of approximately 120 million tons acquired under this agreement are expected to fuel the Dolet Hills Power Station through 2026.  SWEPCO’s subsidiary, Dolet Hills Lignite Company, LLC, will acquire the mining equipment and related assets and permits for approximately $15.8 million and will operate the new mine along with its current operations at the Dolet Hills Lignite Mine on similar terms.  The existing Red River Lignite Supply and Transportation Agreement with NAC will terminate upon the closing of this transaction.  Pending approval by the Arkansas Public Service Commission, a

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

condition precedent for SWEPCO to close, the closing of this transaction is expected to occur in December 2009.

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
The project includes upgrades to certain existing electric facilities as well as the construction of new substations, transmission lines, and capacitor banks.  The total estimated cost is approximately $250.0 million.  Each utility is responsible for various components of the project.  Cleco Power’s portion of the cost is approximately $150.0 million, including AFUDC.  The first phase of construction began in September 2009, with the final phase scheduled to be completed in 2012.  At September 30, 2009, Cleco Power had spent $5.4 million on the Acadiana Load Pocket project.  Upgrading the interconnected transmission system is expected to increase capacity, reduce transmission constraints, and improve electric service for customers served by all three utilities.

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
In July 2009, the City of Opelousas notified Cleco Power that it will begin formally requesting proposals from other power companies to supply its electricity needs. The current agreement is set to expire in August 2011.  The City of Opelousas has until December 31, 2009, to notify Cleco of its intent to terminate the agreement at the end of its current term.  If notification is not received, the franchise agreement will automatically renew for an additional ten years.  For the twelve-month period ended September 30, 2009, Cleco Power’s base revenue was $8.2 million from the City of Opelousas.  Approximately 10,000 customers are located in the City of Opelousas.  While the City of Opelousas owns the power system, Cleco Power has performed upgrades and expansions since the inception of the agreement.  If the franchise agreement is not renewed by the City of Opelousas, the City of Opelousas will be liable to Cleco Power for the cost of the upgrades and expansions.
On September 14, 2009, the Mansfield City Council voted to accept the early renewal of its franchise agreement with Cleco Power.  The Mansfield agreement was set to expire in June 2012.  The renewal extends the agreement for 30 years until September 2039.  Approximately 2,700 Cleco Power customers are located in Mansfield.
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
On March 19, 2008, Cleco Power received a consolidated compliance order and notice of potential penalty (CO/NOPP) from the Louisiana Department of Environmental Quality (LDEQ) for alleged violations of the air quality rules at its Dolet Hills and Rodemacher Power Stations.  On May 15, 2008, Cleco Power and the LDEQ entered into a dispute resolution agreement to give the parties additional time to discuss resolution of this CO/NOPP.  The dispute resolution agreement has been extended on several occasions.  Cleco and the LDEQ have reached a tentative agreement to settle the pending enforcement action for approximately $22,850.  The matter is currently pending before the Administrative Law Judge until the settlement agreement is finally executed.  The proposed settlement was publicly noticed in accordance with LDEQ

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

procedures in September and October 2009.  Cleco expects the proposed agreement to be executed during the fourth quarter of 2009 or the first quarter of 2010, at which time the matter will be closed.
On September 3, 2009, Dolet Hills Power Station received a notice from EPA Region 6, alleging that the facility may be in violation of the Accident Prevention requirements of Section 112 (r)(7) of the CAA and the Chemical Accident Prevention provisions in 40 CFR Part 68.  EPA claims that the facility may have been required to have a risk management plan (RMP) for the chemical, anhydrous ammonia, which is used and stored on site.  EPA alleges that Dolet Hills exceeded the threshold quantity of 10,000 pounds of anhydrous ammonia in a single process which triggers the requirement to have such a plan in place.  EPA made this claim after a review of their Central Data Exchange which includes information submitted to EPA in the Toxic Release Inventory.  In the notice, EPA has offered to settle the matter which would include the payment of a non-negotiable penalty of $145,802 and the correction of the alleged deficiencies.  Cleco Power contends that Dolet Hills employed administrative controls to limit the quantity of ammonia stored to less than 10,000 pounds which was sufficient to exempt the facility from the RMP program requirements.  Cleco Power has provided documentation supporting its position and awaits a response from EPA Region 6.
The LDEQ issued a Louisiana Pollutant Discharge Elimination System (LPDES) waste water permit renewal for Evangeline Power Station on June 22, 2006.  This waste water permit contained certain additional Copper and Total Dissolved Solids (TDS) permit limitations that Cleco contended were beyond the legal authority of LDEQ to include in the waste water permit.  Cleco challenged these permit provisions by filing a de novo review judicial appeal on September 26, 2006, in district court in East Baton Rouge Parish, Louisiana.  The appealed Copper and TDS permit limitations were stayed during litigation.  The uncontested portions of the Evangeline waste water permit were effective January 1, 2007.   During the litigation, Cleco and LDEQ were actively engaged in settlement discussions regarding the appealed provisions of the waste water permit.  In December 2008, Cleco filed an application with the LDEQ modifying its LPDES permit to incorporate new Copper and TDS discharge limitations that were agreed to by both parties.  On August 27, 2009, LDEQ issued a modified water permit with the agreed upon Copper and TDS limits which the facility does expect can be met.  The effective date of the modified permit is October 1, 2009.  The modified permit resolves the issues on appeal, and the matter is now closed.
On May 1, 2009, the Acadia power station became subject to certain daily maximum and monthly average discharge limitations for total sulfate under the terms of LPDES Water Discharge Permit No. LA0112836, issued by the LDEQ in April 2006.  The facility was unable to achieve compliance with these discharge limitations, and received a compliance order from LDEQ on July 31, 2009 to address the total sulfate violations.  Acadia believes that the total sulfate limits in the LPDES permit were calculated in error and are erroneously low.  Acadia has since submitted a permit modification application to LDEQ which, once acted on and issued, should result in increased total sulfate limitations to levels that can be met by the facility.  Acadia has also submitted to the agency a detailed plan of action that has been or will be taken to comply with the proposed new limits.  Further, in issuing the subject compliance order, LDEQ also conducted a file review of the Acadia power station’s LPDES records dating back to May 2006.  During the file review, LDEQ noted violations of various daily maximum temperatures and whole effluent toxicity limits.  LDEQ also found that Acadia had previously corrected and resubmitted discharge monitoring reports for four months in 2007, which LDEQ contends are not timely submittals.  LDEQ included these violations as well as the total sulfate violations in the compliance order.  Pending issuance of an amended permit, Acadia will continue to operate under the terms of the compliance order until the modified LPDES permit is received and becomes effective.  For each of the violations described above, LDEQ has the right to seek civil penalties.  At this time, Acadia is unable to determine whether LDEQ will pursue any civil penalties as part of this enforcement action or what the penalty amounts will be.
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

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three and nine months ended September 30, 2009, and September 30, 2008.  The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2009 and the first nine months of 2008.  Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2009 and the third quarter of 2008, see “— Results of Operations — Comparison of the Three Months Ended September 30, 2009, and 2008 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2009 and the first nine months of 2008, see “ — Results of Operations — Comparison of the Nine Months Ended September 30, 2009, and 2008 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.

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
Cleco uses the authoritative guidance on derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting since Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.
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

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

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
At September 30, 2009, Cleco Corporation had $118.0 million principal amount of long-term variable-rate debt outstanding under its $150.0 million five-year credit facility at a weighted average interest rate of 0.768%.  The borrowings under the credit facility are considered long-term as the credit facility does not expire until 2011.  The borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.  The existing borrowings had 30-day terms and matured on October 16, 2009, and October 30, 2009.  The amounts of the borrowings were renewed at maturity, rather than repaid.  Each 1% increase in the interest rate applicable to such debt would have resulted in a $1.2 million decrease in pre-tax earnings of Cleco.  Cleco had no short-term variable-rate debt as of September 30, 2009.
For more information regarding Cleco Power’s current variable-rate debt outstanding and interest rate swap, please refer to “— Cleco Power” below.

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
During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010.  These transactions are derivatives as defined by the authoritative guidance on derivatives and hedging but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue.  At September 30, 2009, the positions had a negative mark-to-market value of $0.4 million, which is a decrease of $0.2 million from the negative mark-to-market value of $0.2 million at December 31, 2008.  In addition, these positions resulted in a realized loss of $1.4 million for the nine-month period ended September 30, 2009.  In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in the market value of open natural gas positions and ultimately in Cleco Power’s future earnings.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate the volatility in customer fuel costs, as encouraged by an LPSC order.  Cleco Power’s fuel stabilization policy targets higher levels of minimum hedging percentages and mitigates the volatility in customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles.  Based on market prices at September 30, 2009, the net mark-to-market impact related to open natural gas positions was a loss of $29.6 million.  The majority of these natural gas positions will close over the next twelve months.  Deferred losses relating to closed natural gas positions totaled $6.4 million at September 30, 2009, and December 31, 2008.
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
Based on these assumptions, the VaR relating to Cleco Power’s hedge transactions for the three and nine months ended September 30, 2009, as well as the VaR at December 31, 2008, is summarized below:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(THOUSANDS)	HIGH	LOW	AVERAGE
Economic hedges	$157.0	$69.4	$114.0
Fuel cost hedges	$4,857.8	$1,846.0	$3,262.8

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009			AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2009	2008
Economic hedges	$268.1	$69.4	$161.2	$140.3	$239.0
Fuel cost hedges	$7,292.8	$1,846.0	$4,061.6	$3,885.9	$6,519.0

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

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
At September 30, 2009, Cleco Power had $35.0 million principal amount of long-term variable-rate debt outstanding under its $275.0 million five-year credit facility at a weighted average interest rate of 0.574%.  The borrowings under the credit facility are considered long-term as the credit facility does not expire until 2011.  The borrowing costs under the facility are equal to LIBOR plus 0.40%, including facility fees.  The existing borrowings had 30-day terms and matured on October 2, 2009, and October 28, 2009.  The amounts of the borrowings were renewed at maturity, rather than repaid.  Each 1% increase in the interest rate applicable to such debt would have resulted in a $0.3 million decrease in pre-tax earnings of Cleco Power.  Cleco Power had no short-term variable-rate debt as of September 30, 2009.
At September 30, 2009, Cleco Power had an additional $50.0 million principal amount of long-term variable-rate debt outstanding with an interest rate of 3.00% plus one-month LIBOR.  Each 1% increase in the interest rate applicable to such debt would cause a $0.5 million decrease in the pre-tax earnings of Cleco Power.  During 2009, Cleco Power locked in an interest rate swap, effective concurrent with issuing the $50.0 million variable-rate debt, for the notional amount of the debt requiring a monthly net settlement between Cleco Power’s fixed 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  Each 1% increase in the interest rate applicable to the interest rate swap would cause a $0.5 million increase in the pre-tax earnings of Cleco Power.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4 AND 4T.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As of September 30, 2009, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power LLC (individually “Registrant” and collectively the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including the CEO and CFO, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2009, and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

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

ITEM 5.    OTHER INFORMATION

On October 30, 2009, Cleco Corporation’s Board of Directors amended Cleco Corporation’s Bylaws (the “Amendment”) to effect certain changes with respect to the adjournment of shareholder meetings and to the procedures for shareholders to nominate directors and propose other matters for consideration at a meeting of shareholders.  Among other provisions, the Amendment amended the Bylaws to permit the Chairman of the Board of Directors to adjourn a shareholder meeting, whether or not a quorum is present.  The Amendment also amended the Bylaws to clarify that the advance notice provisions of the Bylaws are the exclusive means for a shareholder to make director nominations or submit other business before a meeting of shareholders (other than matters properly brought under Rule 14a-8 of the SEC’s proxy rules, which contains its own procedural requirements).
The Amendment also amended the Bylaws to require any shareholder submitting a proposal or a nomination of a person for election as a director to include the following additional information in the notice:

▪
as to the shareholder proposing such business and the beneficial owner, if any, on whose behalf the proposal is made (each such shareholder or beneficial owner, a “Proposing Person”), all ownership interests, including derivatives, hedged positions and other economic and voting interests, any proportionate interest in shares of Cleco Corporation common stock or derivative instruments held by a general or limited partnership in which such Proposing Person is a general partner or beneficially owns an interest in a general partner, any pledge by or short interest of such Proposing Person of any shares of Cleco Corporation common stock, any rights to dividends on shares of Cleco Corporation common stock owned beneficially by such Proposing Person that are separated or separable from the underlying shares, any performance-related fees to which such Proposing Person is entitled based on any increase or decrease in the value of shares of Cleco Corporation common stock or derivative instruments, a representation regarding whether such Proposing Person intends to solicit proxies with respect to the business desired to be brought before the meeting and whether such Proposing Person intends to appear in person or by proxy at the meeting;

▪	any other information relating to such Proposing Person that would be required to be disclosed in solicitations of proxies for the proposal;
▪	a description of all agreements, arrangements and understandings between the Proposing Person and any other person or persons in connection with any business or proposal by such shareholder; and
▪
with respect to a nomination of a director, a description of the material terms of all direct and indirect compensation and other material monetary arrangements during the past three years, and any other material relationships between or among any Proposing Person and their respective affiliates, on the one hand, and each proposed nominee and his or her respective affiliates, on the other hand, including all information that would be required to be disclosed pursuant to Rule 404 promulgated under Regulation S-K if such Proposing Person were the “registrant” for purposes of such rule and the nominee were a director or executive officer of such registrant.

The Amendment also provides that a Proposing Person must be a shareholder of record as of the time of giving the notice provided for in the Bylaws and at the time of the meeting at which the nomination or proposal will be considered.  The Proposing Person must update and supplement the required information as of the record date and within 10 business days prior to the date of the meeting.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

The Amendment also amended the Bylaws to permit Cleco Corporation to require director nominees to complete a written questionnaire in a form provided by Cleco Corporation and make certain representations to Cleco Corporation relating to voting commitments, compensation and other economic arrangements and future compliance with Cleco Corporation’s corporate governance and other policies and guidelines applicable to directors.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment being filed with this report as Exhibit 3.1 and incorporated by reference herein.  Pursuant to Cleco Corporation’s Bylaws, the Amendment will become effective on October 30, 2010.

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

ITEM 6.    EXHIBITS

CLECO CORPORATION
3.1	Amendment to the Bylaws of Cleco Corporation, effective October 30, 2010
3.2
Bylaws of Cleco Corporation, revised effective July 1, 2009 (Filed as Exhibit 3.1 to Form 10-Q of Cleco Corporation (Commission File No. 001-15759) for the quarter ended June 30, 2009 and incorporated herein by reference)

10.1	Summary of Director Compensation, Benefits and Policies, Revised on July 31, 2009
10.2	First Amended and Restated Credit Agreement dated as of June 2, 2006 among Cleco Corporation, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto
10.3	Second Amended and Restated Limited Liability Company Agreement of Acadia Power Partners, LLC, dated as of May 9, 2003
10.4
Amendment No. 1 and Waiver No. 1, dated as of August 18, 2009, to and under the First Amended and Restated Credit Agreement, dated as of June 2, 2006, among Cleco Corporation, the Lenders party thereto

12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, nine-, and twelve-month periods ended September 30, 2009, for Cleco Corporation

31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO POWER
3.3
Operating Agreement of Cleco Power LLC, revised effective July 1, 2009 (Filed as Exhibit 3.2 to Form 10-Q of Cleco Power LLC (Commission File No. 001-05663) for the quarter ended June 30, 2009 and incorporated herein by reference)

10.5	Amendment No. 1 and Waiver No. 1, dated as of August 18, 2009, to and under the First Amended and Restated Credit Agreement, dated as of June 2, 2006, among Cleco Power LLC, the Lenders party thereto
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, nine-, and twelve-month periods ended September 30, 2009, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  October 30, 2009

CLECO CORPORATION
CLECO POWER	2009 3RD QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  October 30, 2009