Form 10-K
period 2009-12-31
CLECO POWER LLC; CLECO CORP
filed 2010-02-25
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
__________________
FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
__________________
Commission file number 1-05663
CLECO POWER LLC
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0244480 (I.R.S. Employer Identification No.)

2030 Donahue Ferry Road, Pineville, Louisiana (Address of principal executive offices)	71360-5226 (Zip Code)

Registrant’s telephone number, including area code: (318) 484-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
6.50% Senior Notes due 2035	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Membership Interests

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Indicate by check mark if Cleco Corporation is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if Cleco Power LLC is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether Cleco Corporation is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
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
Large accelerated filer ☐                 Accelerated filer ☐                            Non-accelerated filer ☒  (Do not check if a smaller reporting company)                   Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

(Continuation of cover page)

The aggregate market value of the Cleco Corporation voting stock held by non-affiliates was $1,320,856,355 as of the last business day of Cleco Corporation’s most recently completed second fiscal quarter, based on a price of $22.42 per common share, the closing price of Cleco Corporation’s common stock as reported on the New York Stock Exchange on such date.  Cleco Corporation’s Cumulative Preferred Stock is not listed on any national securities exchange, nor are prices for the Cumulative Preferred Stock quoted on any national automated quotation system; therefore, its market value is not readily determinable and is not included in the foregoing amount.
As of February 1, 2010, there were 60,503,781 outstanding shares of Cleco Corporation’s Common Stock, par value $1.00 per share.  As of February 1, 2010, all of Cleco Power’s Membership Interests were owned by Cleco Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cleco Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 30, 2010, are incorporated by reference into Part III herein.

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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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

Acadiana Load Pocket
An area in south central Louisiana that has experienced transmission constraints caused by local load and lack of generation.  Transmission within the Acadiana Load Pocket is owned by several entities, including Cleco Power.

Accounting Codification	FASB Accounting Standards CodificationTM the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.
AFUDC	Allowance for Funds Used During Construction
Amended EPC Contract
Amended and Restated EPC Contract between Cleco Power and Shaw, executed on May 12, 2006, for engineering, procurement, and construction of Rodemacher Unit 3, as amended by Amendment No. 1 thereto effective March 9, 2007, Amendment No. 2 thereto dated as of July 2, 2008, Amendment No. 3 thereto dated as of July 22, 2009, and Amendment No. 4 thereto dated October 19, 2009.

Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
ARO	Asset Retirement Obligation
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation. Prior to February 1, 2007, Attala was a wholly owned subsidiary of Midstream.
Bear Energy	BE Louisiana LLC, an indirect wholly owned subsidiary of JPMorgan Chase & Co. In September 2008, BE Louisiana LLC was merged into JPMVEC.
Bidding Procedures Order	Bidding Procedures Order, in connection with the sale of CAH’s interest in Acadia, approved by the Calpine Debtors Bankruptcy Court by order dated May 9, 2007
CAA	Clean Air Act
CAH	Calpine Acadia Holdings, LLC
CAH Assets	CAH’s interest in Acadia and certain related assets
Cajun	Cajun Gas Energy L.L.C.
Calpine	Calpine Corporation
Calpine Debtors	Calpine, CES, and certain other Calpine subsidiaries
Calpine Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between Acadia and CES which were suspended in March 2006
CCN	Certificate of Public Convenience and Necessity
CES	Calpine Energy Services, L.P.
Claims Settlement Agreement	Claims Settlement Agreement, dated April 23, 2007, by and among Calpine, CAH, CES, Acadia, and APH
CLE Intrastate	CLE Intrastate Pipeline Company LLC, a wholly owned subsidiary of Midstream
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Cleco Innovations LLC	A wholly owned subsidiary of Cleco Corporation
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
CO2	Carbon dioxide
Compliance Plan	The one-year plan included in the Stipulation and Consent Agreement (Docket No. IN07-28-00), effective June 12, 2007
Consent Agreement	Stipulation and Consent Agreement, dated as of July 25, 2003, between Cleco and the FERC Staff
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC
DOE	United States Department of Energy
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C., formerly Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline 2010 Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and JPMVEC, which was executed in February 2010.
Evangeline Restructuring Agreement	Purchase, Sale and Restructuring Agreement entered into on February 22, 2010, by Evangeline and JPMVEC.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
Evangeline Tolling Agreement
Capacity Sale and Tolling Agreement between Evangeline and BE Louisiana LLC (as successor to Williams Power Company, Inc. (formerly known as Williams Energy Marketing & Trading Company)) which was set to expire in 2020 and was terminated in February 2010.  In September 2008, BE Louisiana LLC was merged into JPMVEC.

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GDP-IPD	Gross Domestic Product – Implicit Price Deflator
Generation Services	Cleco Generation Services LLC, a wholly owned subsidiary of Midstream
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection Agreement and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
JPMVEC	J.P. Morgan Ventures Energy Corporation. In September 2008, BE Louisiana LLC was merged into JPMVEC.
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
MWh	Megawatt-hour(s) as applicable
NAC	North American Coal Corporation
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxides
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyl
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream.
Perryville
Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation.  Prior to February 1, 2007, Perryville was a wholly owned subsidiary of Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream.

Perryville and PEH Bankruptcy Court	U.S. Bankruptcy Court for the Western District of Louisiana, Alexandria Division
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 3	A 600-MW solid-fuel generating unit at Cleco Power’s Rodemacher plant site in Boyce, Louisiana that commenced commercial operations on February 12, 2010.
RSP	Rate Stabilization Plan
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
Teche	Teche Electric Cooperative, Inc.
The Bear Stearns Companies Inc.	The parent company of Bear, Stearns & Co. Inc.
VaR	Value-at-risk
Williams	Williams Power Company, Inc.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” about future events, circumstances, and results.  All statements other than statements of historical fact included in this Annual Report are forward-looking statements, including, without limitation, statements regarding the construction and cost of Rodemacher Unit 3; JPMVEC’s performance under the Evangeline 2010 Tolling Agreement; future capital expenditures; projections; business strategies; goals; competitive strengths; market and industry developments; development and operation of facilities; future environmental regulations and remediation liabilities; and the anticipated outcome of various regulatory and legal proceedings.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

▪
Factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage (such as hurricanes and other storms); unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs; cost of and reliance on natural gas as a component of Cleco’s generation fuel mix and their impact on competition and franchises, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; decreased customer load; environmental incidents; environmental compliance costs; or power transmission system constraints;

▪	Cleco Corporation’s holding company structure and its dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations and pay dividends on its common stock;

▪	Cleco Power’s ability to construct, operate, and maintain, within its projected costs, Rodemacher Unit 3, in addition to any other self-build projects identified in future IRP and RFP processes;

▪	Dependence of Cleco Power for energy from sources other than its facilities and the uncertainty of future short-term sources of such additional energy;

▪	Nonperformance by and creditworthiness of counterparties under tolling, power purchase, and energy service agreements, or the restructuring of those agreements, including possible termination;

▪
Regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, recovery of storm restoration costs, the frequency and timing of rate increases or decreases, the results of periodic NERC audits and fuel audits, the results of IRP and RFP processes, the formation of ICTs, and the compliance with the ERO reliability standards for bulk power systems by Cleco Power, Acadia, and Evangeline;

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

▪	The current global economic downturn and U.S. recession;

▪	Credit ratings of Cleco Corporation and Cleco Power;

▪	Ability to remain in compliance with debt covenants;

▪
Changing market conditions and a variety of other factors associated with physical energy, financial transactions, and energy service activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rates, and warranty risks;

▪	Impact of the imposition of energy efficiency requirements;

▪	Reliability of Rodemacher Unit 3 during its first year of commercial operations;

▪	Acts of terrorism;

▪	Availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates or market perceptions of the electric utility industry and energy-related industries;

▪	Uncertain tax positions;

▪	Employee work force factors, including work stoppages and changes in key executives;

▪
Legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects, including Rodemacher Unit 3, the joint project to upgrade the Acadiana Load Pocket transmission system, Entergy Louisiana’s acquisition of the remaining 50%, a 580-MW unit, at the Acadia Power Station, and the Teche blackstart project;

▪	Costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters;

▪	Changes in federal, state, or local laws, and changes in tax laws or rates, regulating policies or environmental laws and regulations;

▪	Ability of Cleco Power to recover, from its retail customers, the costs of compliance with environmental laws and regulations; and

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

▪	Ability of the Dolet Hills lignite reserve to provide sufficient fuel to the Dolet Hills Power Station until at least 2026.

For additional discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cleco Power — Significant Factors Affecting Cleco Power” and “— Midstream — Significant Factors Affecting Midstream,” in this Annual Report.
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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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
Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the State of Louisiana.  Cleco Power was organized on December 12, 2000.  Cleco Power is an electric utility engaged principally in the generation, transmission, distribution and sale of electricity within Louisiana.  Cleco Power is regulated by the LPSC and FERC, along with other governmental authorities, which determine the rates Cleco Power can charge its customers.  Cleco Power serves approximately 277,000 customers in 107 communities in central and southeastern Louisiana.  Cleco Power’s operations are described below in the consolidated description of Cleco’s business segments.
Midstream, organized effective September 1, 1998, under the laws of the State of Louisiana, is a merchant energy subsidiary that owns and operates a merchant power plant (Evangeline).  At December 31, 2009, Midstream also owned a 50 percent interest in a merchant power plant (Acadia) and operated the plant on behalf of its partner.  During 2009, Cleco Power and Entergy Louisiana executed definitive agreements whereby Cleco Power and Entergy Louisiana would each purchase one 580-MW unit of the Acadia Power Station.  The transaction with Cleco Power was completed in February 2010 and the transaction with Entergy Louisiana is expected to be completed in late 2010 or early 2011.  For additional information, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Acadia Transactions” and Note 23 — “Subsequent Events — Acadia Transaction.”
At December 31, 2009, Cleco had 1,305 employees.  Cleco’s mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.  Cleco’s homepage on the Internet is located at http://www.cleco.com.  Cleco Corporation’s and Cleco Power’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC are available, free of charge, through Cleco’s website after those reports or filings are filed electronically with or furnished to the SEC.  Cleco’s filings also can be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  Cleco’s electronically filed reports also can be obtained on the SEC’s Internet site located at http://www.sec.gov.  Cleco’s corporate governance guidelines, code of business conduct, ethics and business standards, and the charters of its board of directors’ audit, compensation, executive, finance, nominating/governance and qualified legal compliance committees are available on its website and available in print to any shareholder upon request.  Information on Cleco’s website or any other website is not incorporated by reference into this Report and does not constitute a part of this Report.
At December 31, 2009, Cleco Power had 1,015 employees.  Cleco Power’s mailing address is P.O. Box 5000, Pineville, Louisiana, 71361-5000, and its telephone number is (318) 484-7400.
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

OPERATIONS

Cleco Power

Segment Financial Information
Summary financial results of the Cleco Power segment for years 2009, 2008, and 2007 are presented below.

(THOUSANDS)	2009	2008	2007
Revenue
Electric operations	$808,646	$1,032,970	$988,193
Other operations	33,558	36,675	35,176
Affiliate revenue	23	29	42
Intercompany revenue	1,372	2,008	2,008
Operating revenue, net	$843,599	$1,071,682	$1,025,419
Depreciation expense	$77,064	$76,420	$78,522
Interest charges	$58,562	$47,283	$29,565
Interest income	$1,449	$3,943	$5,422
Federal and state income taxes	$15,297	$27,956	$29,613
Segment profit	$111,166	$113,832	$84,673
Additions to long-lived assets	$235,385	$321,407	$492,445
Equity investment in investees	$12,873	$-	$-
Segment assets	$3,363,962	$3,041,597	$2,306,482

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

For additional information on Cleco Power’s results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Cleco Power’s Results of Operations.”

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general.  These factors include, among others, fluctuations in the price of fuel, an increasingly competitive business environment, the cost of compliance with environmental and reliability regulations, conditions in the credit markets and global economy, changes in the federal and state regulation of generation, transmission, and the sale of electricity, and the increasing uncertainty of future federal regulatory and environmental policies.  For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see “— Regulatory Matters, Industry Developments, and Franchises” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Market Restructuring.”  For a discussion of risk factors affecting Cleco Power’s business, see Item 1A, “Risk Factors — Global Economic Downturn,” “— Future Electricity Sales,” “— Fuel Cost Audits,” “— Hedging and Risk Management Activities,” “— Transmission Constraints,” “— Commodity Prices,” “— Cleco Power Generation Facilities,” “— ERO,” “— Environmental Compliance,” “— Regulatory Compliance,” “— Weather Sensitivity,” “— Retail Electric Service,” “— Wholesale Electric Service,” “— Cleco Credit Ratings,” “— Interest Rate Swap,” and “ — Cleco Power’s Rates.”

Power Generation
Cleco Power operates and either owns or has an ownership interest in three steam electric generating stations and one gas turbine.  As of December 31, 2009, Cleco Power’s aggregate net electric generating capacity was 1,318 MW.  This amount reflects the maximum production capacity these units can sustain over a specified period of time.  The following table sets forth certain information with respect to Cleco Power’s generating facilities:

GENERATING STATION	GENERATING UNIT #	YEAR OF INITIAL OPERATION	NAME PLATE CAPACITY (MW)	NET CAPACITY (MW)(1)	TYPE OF FUEL USED FOR GENERATION(2)
Franklin Gas Turbine		1973	7	8	natural gas
Teche Power Station	1	1953	23	19	natural gas
	2	1956	48	34	natural gas
	3	1971	359	331	natural gas/oil
Rodemacher Power Station	1	1975	440	435	natural gas/oil
	2	1982	157(3)	155	coal/natural gas
Dolet Hills Power Station		1986	325(4)	336	lignite/natural gas
Total generating capability			1,359	1,318
(1) Based on capacity testing of the generating units performed between June and September 2007.
(2) When oil is used on a standby basis, capacity may be reduced.
(3) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
(4) Represents Cleco Power’s 50% ownership interest in the capacity of Dolet Hills, a 650-MW generating unit.

The following table sets forth the amounts of power generated by Cleco Power for the years indicated.

PERIOD	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2009	4,943	46.4
2008	4,747	44.3
2007	4,504	42.0
2006	4,691	44.0
2005	5,284	51.2

In May 2006, Cleco Power began construction of Rodemacher Unit 3, a 600-MW solid-fuel power plant at its Rodemacher facility.  The unit commenced commercial operations on February 12, 2010.  Rodemacher Unit 3 is capable of burning various solid fuels, but initially will primarily burn petroleum coke produced by several refineries throughout the Gulf Coast region.  The total capital cost of the project, including AFUDC, Amended EPC Contract costs, and other development expenses, is approximately $1.0 billion.  For additional information on Rodemacher Unit 3, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Rodemacher Unit 3.”

Fuel and Purchased Power
Changes in fuel and purchased power expenses reflect fluctuations in types and pricing of fuel used for electric generation, fuel handling costs, availability of economical power for purchase, and deferral of expenses for recovery from customers through the fuel adjustment clause in subsequent months.  For a discussion of certain risks associated with changes in fuel costs and their impact on utility customers, see Item 1A, “Risk Factors — Fuel Cost Audits” and “— Transmission Constraints.”
The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh.  The percent of generation from each fuel source as shown in the table is expected to change as a result of the startup of Rodemacher Unit 3.  Rodemacher Unit 3 is capable of burning various solid fuels, but initially will primarily burn petroleum coke.  Rodemacher Unit 3 is expected to diversify and help stabilize Cleco Power’s fuel costs, given the availability and projected pricing of petroleum coke.  The generation from petroleum coke in the following table represents power produced during testing of Rodemacher Unit 3.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

		LIGNITE		COAL		NATURAL GAS		FUEL OIL		PETROLEUM COKE	WEIGHTED
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	AVERAGE COST PER MWh
2009	$26.04	45.1	$27.10	21.5	$105.22	33.1	$-	-	$34.64	0.3	$52.49
2008	$24.09	51.3	$27.50	18.4	$108.48	30.3	$-	-	$-	-	$50.27
2007	$19.80	42.2	$26.07	24.8	$129.80	33.0	$-	-	$-	-	$57.65
2006	$18.20	50.0	$22.81	20.8	$125.07	29.1	$107.65	0.1	$-	-	$50.32
2005	$17.44	45.7	$19.44	20.6	$85.72	27.3	$83.08	6.4	$-	-	$40.79

Power Purchases
When the market price of power is more economical than self-generation of power or when Cleco Power needs power to supplement its own electric generation, and when transmission capacity is available, Cleco Power purchases power from energy marketing companies or neighboring utilities.  These purchases are made from the wholesale power market in the form of generation capacity and/or energy.  During 2009, portions of Cleco Power’s capacity and power purchases were made at contract prices, and the remainder was made at prevailing market prices.
The following table sets forth the average cost and amounts of power purchased by Cleco Power on the wholesale market.

PERIOD	COST PER MWh	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2009	$34.57	5,712	53.6
2008	$73.72	5,959	55.7
2007	$58.08	6,221	58.0
2006	$59.50	5,968	56.0
2005	$69.84	5,028	48.8

During 2009, 53.6% of Cleco Power’s energy requirements were met with purchased power, down from 55.7% in 2008.  The primary factor causing the decrease was the increased generation from Cleco Power’s own facilities as a result of increased power transmission system constraints.  The lower cost per MWh of purchased power was primarily due to lower natural gas prices.  Cleco Power expects the volume of purchased power to decrease in future periods as a result of the acquisition of 50% of the Acadia Power Station, or one of its two 580-MW units, and the completion of Rodemacher Unit 3.  For information on Cleco Power’s ability to pass on to its customers substantially all of its fuel and purchased power expenses, see “— Regulatory Matters, Industry Developments, and Franchises — Rates.”
During 2009, Cleco Power obtained approximately 40.4% of its annual capacity from short- and long-term power purchase agreements.  One agreement was with Bear Energy for 500 MW of annual capacity and energy which expired at the end of 2009.  The second agreement was with NRG Power Marketing, Inc. (NRG).  The term of this agreement was April through October 2009 during which Cleco Power purchased 200 MW from June through September and 50 MW during the remainder of the term.  A third capacity and energy agreement with Acadia was for 235 MW for the term of March through September 2009.  Cleco Power also has a long-term contract, which expires in April 2018, for the purchase of 20 MW of power from the Sabine River Authority, which operates a hydroelectric generating plant.  In addition, Cleco Power has a wholesale power contract with the city of Natchitoches, which provided 41 MW of capacity in 2009.  The contract was scheduled to expire in December 2009.  However, the expiration date has been extended by three months to facilitate negotiations for a long-term contract.
Beginning in January 2010, Acadia began serving Cleco Power under a tolling agreement covering 50% of the Acadia Power Station.  In February 2010, the transaction between Cleco Power and Acadia was completed and Cleco Power now owns and operates the unit at Acadia.  Cleco expects to meet its native load demand in 2010 with Cleco Power’s own generation capacity, the acquisition of 580 MW from the Acadia plant, and the completion of Rodemacher Unit 3.
Because of its location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission when accessing external power markets.  At times, constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power’s service territory.  Cleco Power’s power contracts, as well as spot market power purchases, may be affected by these transmission constraints.  For information on the Acadiana Load Pocket project and how transmission constraints in this area are expected to be reduced, see Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters — Acadiana Load Pocket.”

Coal and Lignite Supply
Cleco Power uses coal for generation at Rodemacher Unit 2.  In 2007, Cleco Power entered into agreements with Rio Tinto Energy America and Peabody Energy which will provide the majority of coal needs through 2014.  The coal supply agreements are fixed-priced for each year of the contract and together provide for the full requirements to support Cleco Power’s minimum planned dispatch of Rodemacher Unit 2 (4 million tons total over the 7-year period).  To the extent that the actual dispatch of the unit exceeds the planned dispatch, Cleco Power expects to make additional spot purchases to maintain inventory within targeted levels.  The volume commitment was designed to reasonably assure that excess inventory will not accumulate during the term of the agreement.  With respect to transportation of coal, Cleco Power has a three-year agreement with Union Pacific Railroad Company (UP) for transportation of coal from Wyoming’s Powder River Basin to Rodemacher Unit 2 through 2011.  Cleco Power leases approximately 241 railcars to transport its coal under two long-term leases.  One of the railcar leases expires in March 2017, and the other expires in March 2021.
Cleco Power uses lignite for generation at the Dolet Hills Power Station.  Cleco Power and SWEPCO, each a 50% owner of Dolet Hills, have acquired an undivided 50% interest

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

in the other’s leased and owned lignite reserves within the Dolet Hills mine in northwestern Louisiana.  In May 2001, Cleco Power and SWEPCO entered into a long-term agreement with DHLC for the mining and delivery of such lignite reserves.  These reserves are expected to provide a substantial portion of the Dolet Hills’ unit’s fuel requirements throughout the life of the contract with DHLC.  The term of this contract runs until all economically mineable lignite has been mined, which is currently estimated to be around 2016.
Additionally, Cleco Power and SWEPCO had entered into an agreement which was set to expire on December 31, 2010 with the Red River Mining Company to purchase lignite.  Cleco Power’s and SWEPCO’s minimum annual purchase requirement of lignite under this agreement was 550,000 tons.  However, on December 29, 2009, Cleco Power and SWEPCO acquired all interests in the Red River mine, and have merged its operations with the Dolet Hills mine.  The Lignite Mining Agreement with DHLC has been amended to extend its services to cover operations in both mining areas.  Among other things, the terms of this acquisition provided for the transfer of the reserves formerly held by the Red River Mining Company to Oxbow which is owned 50% by Cleco Power and 50% by SWEPCO.  It is estimated that Oxbow holds approximately 100 million tons of recoverable lignite reserves which together with the Dolet Hills mine are expected to be sufficient to fuel the Dolet Hills Power Station until at least 2026.  Cleco Power’s investment in the acquisition was $12.9 million.  For information regarding deferred mining costs and obligations associated with the DHLC mining agreement see, Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities — Deferred Mining Costs” and Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Disclosures about Guarantees.”
The continuous supply of coal and lignite may be subject to interruption due to adverse weather conditions or other factors that may disrupt mining operations or transportation to the plant site.  At December 31, 2009, Cleco Power’s coal inventory at Rodemacher Unit 2 was approximately 290,000 tons (about a 132-day supply), and Cleco Power’s lignite inventory at Dolet Hills was approximately 155,000 tons (about a 26-day supply).

Natural Gas Supply
During 2009, Cleco Power purchased a total of 19,614,753 MMBtu of natural gas for the generation of electricity.  The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the table below.

NATURAL GAS SUPPLIER	2009 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL NATURAL GAS USED
Tenaska Marketing Ventures	1,988,906	5,400	10.1%
Noble Gas	1,985,119	5,400	10.1%
BP Energy	1,835,270	5,000	9.4%
Eagle Energy Partners	1,709,576	4,600	8.7%
Gavilon, LLC	1,618,303	4,400	8.3%
Pacific Summit Energy	1,530,700	4,200	7.8%
Others	8,946,879	25,000	45.6%
Total	19,614,753	54,000	100.0%

Cleco Power owns the natural gas pipelines and interconnections at its Rodemacher and Teche power stations.  This allows it to access various natural gas supply markets, which helps to maintain a more economical fuel supply for Cleco Power’s customers.
Natural gas was available without interruption throughout 2009.  Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers.  However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation delays.  Large industrial users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies.  As a result, prices may increase rapidly in response to temporary supply interruptions.  Although prices may increase rapidly, Cleco Power enters into economic hedge positions to mitigate the volatility in fuel costs as encouraged by an LPSC order.  For additional information on these economic hedge positions, see Item 1A, “Risk Factors — Hedging and Risk Management Activities” and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risks.”  Currently, Cleco Power anticipates that its diverse supply options and alternative fuel capability, combined with its solid-fuel generation resources, are adequate to meet its fuel needs during any temporary interruption of natural gas supplies.

Fuel Oil Supply
Cleco Power stores fuel oil as an alternative fuel source at its Rodemacher and Teche power stations.  The Rodemacher Power Station has storage capacity for an approximate 95-day supply, and the Teche power station has storage capacity for an approximate 28-day supply.  However, in accordance with Cleco Power’s current fuel oil inventory practices, Cleco Power had approximately an 89-day supply of fuel oil stored at its Rodemacher facility and a 16-day supply at its Teche facility at December 31, 2009.  During 2009, no fuel oil was purchased or burned.

Sales
Cleco Power’s 2009 and 2008 system peak demands, which occurred on July 2, 2009, and July 28, 2008, were 2,242 MW and 2,113 MW, respectively.  Sales and system peak demand are affected by weather and are typically highest during the summer air-conditioning season.  In 2009 and 2008, Cleco Power experienced above-normal summer weather and mild

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

winters.  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see Item 1A, “Risk Factors — Weather Sensitivity” and “— Future Electricity Sales.”  For information on the financial effects of seasonal demand on Cleco Power’s quarterly operating results, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 22 — Miscellaneous Financial Information (Unaudited).”
Capacity margin is the net capacity resources (either owned or purchased) less native load demand divided by net capacity resources.  Each year, members of the SPP submit forecasted native load demand and the forecasted mix of net capacity resources to meet this demand.  During 2009, Cleco Power’s capacity margin was 11.7%, which is below the SPP’s capacity benchmark of 12.0%, primarily due to higher than expected native load demand.  Cleco Power’s capacity margin was 12.8% in 2008.  Cleco Power expects to meet the SPP’s capacity benchmark of 12.0% with the addition of 580 MW from the Acadia plant and 600 MW from Rodemacher Unit 3.

Midstream
Summary financial results of the Midstream segment for 2009, 2008, and 2007 are presented below.

(THOUSANDS)	2009	2008	2007
Revenue
Other operations	$1	$1	$16
Affiliate revenue	8,748	7,920	5,050
Operating revenue, net	$8,749	$7,921	$5,066
Depreciation expense	$177	$307	$306
Interest charges	$7,408	$6,978	$19,053
Interest income	$-	$-	$1,047
Equity (loss) income from investees	$(19,339)	$(7,037)	$91,581
Federal and state income tax (benefit) expense	$(11,027)	$(7,182)	$36,585
Segment (loss) profit	$(17,730)	$(10,017)	$59,317
Additions to long-lived assets	$55	$64	$10
Equity investment in investees	$223,652	$234,273	$249,758
Total segment assets	$270,713	$250,882	$265,918

As of December 31, 2009, Midstream wholly and directly owned four active limited liability companies that operated mainly in Louisiana.

▪	Evangeline, which owns and operates a combined-cycle natural gas-fired power plant.
▪	APH, which owned 50% of Acadia, a combined-cycle natural gas-fired power plant.
▪	Generation Services, which offers power station operations and maintenance services. Its customers are Evangeline and Acadia.
▪	CLE Intrastate, which owns a natural gas interconnection that allows Evangeline to access the natural gas supply market.

The following table sets forth certain information with respect to Midstream’s operating generating facilities.

GENERATING STATION	GENERATING UNIT #	COMMENCEMENT OF COMMERCIAL OPERATION	NAME PLATE CAPACITY (MW)	NET CAPACITY (MW)	TYPE OF FUEL USED FOR GENERATION
Evangeline	6	2000	264	258(1)	natural gas
	7	2000	511	497(1)	natural gas
Acadia	1	2002	290(2)	290(3)	natural gas
	2	2002	290(2)	291(4)	natural gas
Total capacity			1,355	1,336
(1) Based on capacity testing of generating units performed in June 2009.
(2) Represents APH’s 50% ownership interest in the capacity of Acadia.
(3) Based on capacity testing of generating unit performed in August 2009.
(4) Based on capacity testing of generating unit performed in September 2009.

Midstream competes against regional and national companies that own and operate merchant power stations.
Evangeline’s capacity is currently dedicated to one customer, JPMVEC.  On February 22, 2010, Evangeline and JPMVEC terminated the existing Evangeline Tolling Agreement which was set to expire in 2020 and entered into the Evangeline 2010 Tolling Agreement, effective March 1, 2010.  The new tolling agreement is an exclusive, market-based tolling agreement for Evangeline’s generating Units 6 and 7, expiring December 31, 2011, with an option for JPMVEC to extend the term of the agreement through December 31, 2012.  The tolling agreement gives the tolling counterparty the right to own, dispatch, and market all of the electric generation capacity of the respective facility.  Under a tolling agreement, the tolling counterparty is responsible for providing its own natural gas to the facility and pays a fixed fee and a variable fee for operating and maintaining the respective facility.  JPMorgan Chase & Co. guaranteed JPMVEC’s obligations under the Evangeline Tolling Agreement and also is guaranteeing JPMVEC’s obligations under the Evangeline 2010 Tolling Agreement.  For additional information on the Evangeline transactions, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 23 — Subsequent Events — Evangeline Transactions.”
During 2009, Acadia executed definitive agreements with both Cleco Power and Entergy Louisiana whereby Cleco Power and Entergy Louisiana would each purchase one 580-MW unit of the Acadia plant.  In January 2010, Acadia began serving Cleco Power under a tolling agreement covering 50% of the Acadia Power Station.  In February 2010, the Cleco Power transaction was completed and Cleco Power now owns one unit at Acadia and operates the Acadia Power Station.  The transaction with Entergy Louisiana is expected to be completed in late 2010 or early 2011.  Beginning in May 2010, Acadia will serve Entergy Louisiana under a tolling agreement covering 50% of the Acadia plant until the sale to Entergy Louisiana is completed.  Until May 2010, this portion of Acadia’s output is being sold through an energy management services agreement with a third party marketer.  For additional information on the above tolling agreements and related transactions, risks and uncertainties, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Midstream —

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Significant Factors Affecting Midstream — Earnings are primarily affected by the following factors.”  For additional information on Acadia’s transactions with Cleco Power and Entergy Louisiana, the Calpine bankruptcy, and the suspension of the Calpine Tolling Agreements, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15— Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Acadia Transactions,” Note 20 — “Calpine Bankruptcy Settlement,” and Note 23 — “Subsequent Events — Acadia Transaction.”
CLE Intrastate’s revenue is generated primarily from a monthly reservation fee paid by Evangeline for access to the Columbia Gulf interconnect and from a transportation fee that varies depending on the amount of gas transported through the interconnect for use by Evangeline.
At December 31, 2009, Midstream and its subsidiaries had 64 employees: 62 within Generation Services and 2 at Midstream.
For additional information on Midstream’s operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Midstream.”

Customers
No single customer accounted for 10% or more of Cleco’s consolidated revenue or Cleco Power’s revenue in 2009, 2008, or 2007.  For additional information regarding Cleco’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

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
Cleco Power’s electric rates include a fuel and purchased power cost adjustment clause that enables it to adjust rates for monthly fluctuations in the cost of fuel and purchased power.  Revenue from certain off-system sales to other utilities and energy marketing companies is passed on to customers through a reduction in fuel cost adjustment billing factors.  Recovery of fuel adjustment clause costs is subject to refund until monthly approval is received from the LPSC; however, all amounts are subject to a periodic fuel audit by the LPSC.  The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit will be performed not less than every other year.  Cleco Power currently has fuel adjustment clause filings for 2003 through 2008 subject to audit.  In July 2006, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit that included fuel adjustment clause filings for the period January 2003 through December 2004.  In March 2009, the LPSC indicated its intent to proceed with the audit for the years 2003 through 2008.  The total amount of fuel expenses included in the audit is approximately $3.2 billion.  The audit is expected to proceed in the first quarter of 2010.  Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of these audits, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
In July 2006, Cleco Power’s current RSP with the LPSC, which governs its retail regulatory return on equity, was extended with modifications to certain terms until the commercial operation date of Rodemacher Unit 3, which was on February 12, 2010.  During 2006, the LPSC approved the recovery of a portion of the carrying costs of capital associated with the construction of Rodemacher Unit 3.  Also during 2006, the LPSC approved an interim rate increase to recover storm restoration costs incurred by Cleco Power relating to Hurricanes Katrina and Rita.  In March 2007, after completing a review of the restoration costs, Cleco Power and the LPSC Staff filed a settlement agreement allowing recovery of $158.0 million, essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs.  The agreement also authorized the issuance of securitized bonds to finance the restoration costs.  The collection of a special storm recovery charge from Cleco Power’s customers will securitize the bonds.  The LPSC approved the settlement agreement and issued a securitization financing order in September 2007.  In March 2008, the securitization financing was completed, collection of the interim surcharge ceased, and the right to bill and collect unamortized storm damage costs from customers was sold to Cleco Katrina/Rita, a special purpose, wholly owned subsidiary of Cleco Power.
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an Environmental Adjustment Clause to recover certain costs of environmental compliance as an adder to the customers’ bills.  The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by sale of such allowances.  Also eligible for recovery are variable emission mitigation costs, which are the cost of reagents such as ammonia and limestone that are used to reduce air emissions.  These variable emission mitigation costs were historically recovered through the Fuel Adjustment Clause.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

For additional information on Cleco Power’s retail and wholesale rates, including Cleco Power’s RSP, see Item 1A, “Risk Factors — Fuel Cost Audits,” “— Retail Electric Service,” “— Wholesale Electric Service,” and “— Cleco Power’s Rates” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory Matters — Retail Rates of Cleco Power,” and — “Wholesale Rates of Cleco.”

Cleco Power’s Rate Case
In July 2008, Cleco Power filed a request with the LPSC for a new rate plan to increase its base rates for electricity.  Cleco Power sought recovery of revenues sufficient to cover the addition of Rodemacher Unit 3 to its existing expense and rate base levels.  Cleco Power and the LPSC Staff filed testimony in support of an uncontested stipulated settlement in September 2009.
In October 2009, the LPSC voted unanimously to approve the retail rate plan for Cleco Power.  The retail rate plan became effective upon the commercial operation of Rodemacher Unit 3, which occurred on February 12, 2010.
The retail rate plan is expected to increase retail base revenues, in the first twelve months of Rodemacher Unit 3 commercial operations, by approximately $173.0 million with an anticipated net billing decrease for retail customers of approximately $40.0 million, or 5.0% (assuming a gas price of $5/MMBtu), including a reduction of approximately $97.0 million resulting from the cessation of the collection and the refund of Rodemacher Unit 3 construction financing based on a five-year crediting period.  The retail rate plan also provides for the recovery of other costs including costs associated with damage caused by Hurricanes Gustav and Ike.
The retail rate plan includes a Formula Rate Plan (FRP) that has a target return on equity of 10.7%, including returning to retail customers 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%.  The capital structure assumes an equity ratio of 51.0%.  The FRP also has a mechanism allowing for recovery of future revenue requirements for the Acadiana Load Pocket transmission project and the acquisition of 50% of the Acadia Power Station, or one of its two 580-MW units.  The retail rate plan allows Cleco Power to propose additional capital projects for inclusion in the FRP to the LPSC during the FRP’s initial four-year term.

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state regulation.  These franchises are for fixed terms, which may vary from 10 years to 50 years or more.  In the past, Cleco Power has been substantially successful in the timely renewal of franchises as each neared the end of its term.  Cleco Power’s next municipal franchise expires in 2011.

Renewed Franchises
Cleco Power renewed the following franchise agreements during 2009.  No franchises were renewed in 2008.

DATE	CITY	TERM	NUMBER OF CUSTOMERS
January 2009	Coushatta	30 years	1,400
May 2009	Bunkie	27 years	2,200
May 2009	Abita Springs	25 years	710
July 2009	Simmesport	28 years	1,200
September 2009	Mansfield	30 years	2,700

Other Franchise Matters
In July 2009, the City of Opelousas notified Cleco Power that it would begin formally requesting proposals from other power companies to supply its electricity needs. The current agreement is set to expire in August 2011.  In November 2009, the City of Opelousas received responses from power companies from which it solicited bids declining its request for proposals to provide power to the City.  The Mayor formed a citizens committee to determine if the City of Opelousas should operate its power system or continue the operating and franchise agreement with Cleco Power.  In December 2009, the City of Opelousas requested an extension under the operating and franchise agreement to perform the review.  Cleco Power granted an extension until December 31, 2010.  For the twelve-month period ended December 31, 2009, Cleco Power’s base revenue from the City of Opelousas was $8.2 million.  Approximately 10,000 customers are located in the City of Opelousas.  While the City of Opelousas owns a portion of the power system, Cleco Power has performed upgrades and expansions since May 1991, which was the inception of the operating and franchise agreement.  If the operating and franchise agreement is not renewed by the City of Opelousas, the City of Opelousas will be liable to Cleco Power for the cost of the upgrades and expansions of approximately $9.0 million.

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

▪	regulation of previously deregulated retail electric markets;
▪	the ability of electric utilities to recover stranded costs;

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

▪	the role of electric utilities, independent power producers and competitive bidding in the purchase, construction and operation of new generating capacity;
▪	the pricing of transmission service on an electric utility’s transmission system;
▪	FERC’s assessment of market power and utilities’ ability to buy generation assets;
▪	mandatory transmission reliability standards;
▪	the authority of FERC to grant utilities the power of eminent domain;
▪	increasing requirements for renewable energy sources;
▪	comprehensive multi-emissions environmental legislation;
▪	regulation of greenhouse gas emissions;
▪	FERC’s increased ability to impose financial penalties; and
▪	the American Recovery and Reinvestment Act of 2009.

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

ENVIRONMENTAL MATTERS

Environmental Quality
Cleco is subject to federal, state, and local laws and regulations governing the protection of the environment.  Violations of these laws and regulations may result in substantial fines and penalties.  Cleco has obtained the environmental permits necessary for its operations, and management believes Cleco is in compliance in all material respects with these permits, as well as all applicable environmental laws and regulations.  Environmental requirements continue to increase as a result of new legislation, administrative actions, and judicial interpretations.  Therefore, the future effects of existing and potential requirements are difficult to determine.  Cleco Power may request recovery from its retail customers of its costs to comply with environmental laws and regulations.  If revenue relief were to be approved by the LPSC, then Cleco Power’s retail rates could increase.  If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, such a decision could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.  Cleco’s capital expenditures related to environmental compliance were $4.9 million during 2009 and are estimated to total $3.0 million in 2010.  The following table lists capital expenditures for environmental matters by subsidiary.

SUBSIDIARY (THOUSANDS)	ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2009		PROJECTED ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2010
Cleco Power	$3,905		$1,745
Evangeline	920		1,183
Acadia	107	(1)	56	(2)
Total	$4,932		$2,984
(1) Represents APH’s 50% portion of Acadia (2) Represents APH’s remaining portion of Acadia subsequent to Cleco Power’s purchase of one 580-MW unit of Acadia

Projected environmental capital expenditures for 2010 are lower than 2009 environmental capital expenditures primarily due to a project that was completed in 2009 related to the EPA’s Spill Prevention Containment and Countermeasure rules and the installation of upgrades to the SO2 system at Cleco Power’s Dolet Hills Power Station that is expected to be completed during 2010.

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
The federal CAA established a regulatory program, known as the Acid Rain Program, to address the effects of acid rain and imposed restrictions on SO2 emissions from certain generating units.  The federal CAA requires these generating stations to possess a regulatory “allowance” for each ton of SO2 emitted beginning in the year 2000.  The EPA allocates a set number of allowances to each affected unit based on its historic emissions.  As of December 31, 2009, Cleco Power and Midstream had sufficient allowances for 2009 operations and expect to have sufficient allowances for 2010 operations under the Acid Rain Program.
The Acid Rain Program also established emission rate limits on NOx emissions for electric generating units (EGUs).  Cleco Power’s low NOx burner project was installed in 2006 to achieve compliance with the reduced acid rain permit limits for NOx at Dolet Hills.  With its low NOx burner project completed, Rodemacher Unit 2 is able to achieve compliance with the Acid Rain NOx limits by a greater margin.  Significant future reductions in NOx emissions limits may require additional capital improvements at one or both of the units.
NOx emissions from the Evangeline and Acadia generating units are within the units’ respective permitted limits, as these units use modern turbine and selective catalytic reduction technology that reduces NOx emissions to low levels.
On March 10, 2005, the Clean Air Interstate Rule (CAIR) was finalized by the EPA.  CAIR covered the District of Columbia and 28 eastern states, including Louisiana, and provides a federal framework requiring states to reduce emissions of SO2 and NOx via a cap-and-trade emission reduction program.  CAIR called for NOx reductions to begin in the year 2009 and SO2 reductions in 2010.  Louisiana promulgated state regulations to incorporate these federal

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

requirements.  The federal rule has been heavily litigated by multiple parties in the case known as North Carolina vs. EPA.  On July 11, 2008, the U.S. Court of Appeals for the D.C. Circuit vacated the CAIR rule in its entirety.  Then, after rehearing the case, the D.C. Circuit Court on December 23, 2008 reinstated the CAIR rule and directed the EPA to conduct further proceedings consistent with the Court’s opinion in the case.  The Court determined that, notwithstanding the flaws of CAIR, remanding it to the EPA without vacature was preferable in that it preserved the environmental benefits of the rule.  As a result, CAIR went into effect in its entirety on January 1, 2009 and will remain in effect until the EPA re-writes the rule to address the flaws identified by the Court in the initial CAIR rule.  The EPA does not have a specified timeframe to complete the new rule, however, Cleco expects the EPA to propose a replacement rule in early 2010 with a final rule completed in early 2011.  At this time, Cleco cannot determine what the new rule requirements will entail, to what extent compliance costs would be increased, or what level of capital expenditures would be required to comply with the new rule.  Cleco had previously evaluated potential compliance strategies to meet the emission reductions contemplated by the initial CAIR regulations.  The installation of new low NOx burners and enhancements to the SO2 scrubber at Dolet Hills were expected to be an integral part of meeting the CAIR NOx and SO2 reduction provisions.  Likewise, the installation of the new low NOx burners at Rodemacher Unit 2 in 2008 will help meet CAIR NOx reduction requirements.  Cleco will rely on its previous compliance strategy to meet the current CAIR requirements and also may include additional emission controls, purchase of allowances, or fuel changes to enhance its compliance, if warranted.
On March 15, 2005, the EPA issued final rules regarding mercury emissions from electric utility boilers known as the federal Clean Air Mercury Rule (CAMR).  CAMR established “standards of performance” limiting mercury emissions from new and existing coal-fired power plants and created a market-based cap-and-trade program.  However, on February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit in New Jersey v. EPA, vacated both the EPA’s rule delisting coal- and oil-fired EGUs from regulation under Section 112 of the CAA and the entire CAMR rule.  Since the Supreme Court denied industry petitions to review the appeals court decision, CAMR is officially vacated.  EGUs are subject to regulation under Section 112, which will require the EPA to promulgate maximum achievable control technology (MACT) standards for hazardous air pollutants for coal- and oil-fired EGUs.
The EPA is now moving forward to set MACT standards for these units which will require that: 1) new sources must adopt at minimum “the emission control that is achieved in practice by the best controlled similar source, as determined by the Administrator” and 2) existing sources must adopt emission controls equal to the “average emission limitation achieved by the best performing 12 percent of the existing source.”  The EPA is requiring certain coal- and oil-fired facilities to perform stack testing to help determine what these emission rates will be for the best performing 12 percent of existing sources.  The EPA has entered into a consent decree with various environmental groups which require them to promulgate proposed MACT standards for EGUs by March 2011 and final standards by November 2011.  Typically, the EPA allows three years after promulgating a final rule for the regulations to become effective.  These new standards will likely contain emission limits not only for mercury but for other hazardous air pollutants.
On January 7, 2009, the EPA issued guidance directing state permitting authorities to make case-by-case MACT determinations, consistent with the requirements of Section 112(g) of the CAA, for coal- and oil-fired EGUs that began actual construction or reconstruction between March 29, 2005 and March 14, 2008.  Rodemacher Unit 3 is a unit that began construction between the dates in question, and was permitted as a “minor source” within the context of what constitutes hazardous air pollutants under Section 112(g) rules.  Cleco does not believe that case-by-case MACT applies to Rodemacher Unit 3 and on March 18, 2009, Cleco received a letter from the LDEQ concurring with its position.  The LDEQ is ultimately responsible for making a determination regarding the applicability of case-by-case MACT to Rodemacher Unit 3.  As such, Dolet Hills and Rodemacher Units 2 and 3 should all be treated as existing units under the new MACT rules once they are finalized.
Congress continues to consider various climate related bills that require the reduction of greenhouse gases (GHG) by emission sources in the U.S.  On June 26, 2009, the U.S. House of Representatives voted 219-212 to pass the American Clean Energy and Security Act of 2009 (ACES).  The bill includes an economy-wide GHG cap-and-trade program that requires a reduction in GHG emissions from major U.S. sources of 17% by 2020 and 83% by 2050 compared to 2005 levels.  The bill also imposes a renewable electricity standard for utilities of up to 20% by 2020, and addresses other issues such as energy efficiency, carbon capture and sequestration and performance standards for new coal units permitted after 2009.  Under ACES, approximately 80% of emission allowances would be freely allocated during the early years of the cap-and-trade program.  Over time, however, a greater percentage of allowances would be auctioned, eventually requiring full auctions after 2030.  Members of the Senate are also considering climate change legislation.  The Senate Environment and Public Works Committee passed the Kerry-Boxer bill out of committee in November 2009.  This bill mirrors the ACES legislation passed by the House but has a stricter GHG reduction target by 2020.  Each of the current bills being considered, if enacted, could potentially have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.  Similar material effects would also potentially be realized by other companies in the electric generating industry that rely heavily on fossil fuels to produce electricity.  Moreover, it is unclear when, if ever, climate change legislation that includes a cap on greenhouse gas emissions will be enacted by the federal government, and if enacted, what the specific provisions of the legislation will be and when such provisions will take effect.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

In addition to Congress considering climate change legislation, the EPA has initiated actions toward regulating GHG under the existing CAA.  In December 2009, the EPA promulgated its long-awaited endangerment finding.  The Agency’s finding states that elevated atmospheric concentrations of six GHG, which include carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride, are contributing to climate change.  Although the endangerment finding technically is being made in the context of GHG emissions from new motor vehicles, the finding will trigger GHG regulation of a variety of mobile and stationary sources under the CAA.  The first GHG regulation that the EPA will issue will be its light-duty motor vehicle GHG regulation, which Cleco expects will be issued by March 2010.  This regulation is being issued jointly with the Department of Transportation and primarily requires improvements in fuel economy for automobiles and light duty trucks beginning in Model Year 2012.  The EPA states that once the motor vehicle GHG regulations become effective, which Cleco expects to be in May or June of 2010, GHG will be considered regulated pollutants under the Prevention of Significant Deterioration (PSD) air quality permit program.  As a result, new major stationary sources of GHG emissions, and modifications of existing major stationary sources that significantly increase their GHG emissions will be required to obtain a permit setting forth Best Available Control Technology (BACT) for those emissions.  At this time, BACT has not been defined for these major stationary sources.  Both the EPA and businesses in general have a high level of concern for how BACT will be determined and that a very large number of sources could be required to obtain PSD permits for their GHG emissions when GHG become regulated pollutants.  As a result, to avoid grid-locking the PSD permit system, the Agency has proposed a “tailoring rule” designed to limit applicability of the PSD program to only the largest GHG emitters, at least for an initial five-year period.  Under the tailoring rule, major sources to which PSD requirements for GHG would become applicable would be those that emit more than 25,000 tons per year of CO2 equivalent, and a significant increase of GHG emissions from a modification would be defined at a level between 10,000 and 25,000 tons per year.  The tailoring rule would also set a 25,000-ton per year threshold under the Title V operating permit program.  The legality of the tailoring rule has been questioned because the CAA explicitly defines the PSD major source threshold as 100 tons per year for sources in 28 industrial categories and 250 tons per year for sources in all other categories, and the Title V threshold at 100 tons per year.  Regulations adopted by the EPA could potentially have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.  For example, Cleco may be required to obtain authorization for greenhouse gas emissions from all new and modified facilities in PSD and Title V permits, or upon renewal of such permits for existing facilities.  Such facilities may be required to meet then-current BACT requirements, which could potentially have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.  However, at this time, due to several factors including the anticipated legal challenges to various EPA greenhouse gas rules, it is unclear when, if ever, such rules would be finalized and if finalized, when relevant rule provisions would become effective.  Uncertainty as to whether EPA rules and/or federal legislation regulating greenhouse gases will become effective complicates Cleco’s decision-making process for modifying existing facilities or adding new power generating facilities.
The enactment of federal or state renewable portfolio standards (RPS) mandating the use of renewable and alternative fuel sources, such as wind, solar, biomass and geothermal, could result in certain changes in Cleco’s business or its competitive position.  These changes could include costs for renewable energy credits, alternate compliance payments, or capital expenditures for renewable generation resources.  RPS legislation has been enacted in many states and Congress could continue to pursue legislation to create a national RPS.  States such as Louisiana that do not have RPS requirements could adopt such requirements in the future or be subject to federal RPS requirements.  Cleco continues to evaluate the impacts of potential RPS legislation on its businesses based on the RPS programs in other states.  Cleco will continue to monitor developments related to RPS at the federal and state levels.
On March 12, 2008, the EPA set new National Ambient Air Quality Standards (NAAQS) for Ozone; the new primary 8-hour ozone standard is set at 0.075 parts per million (ppm) and the new secondary standard at a form and level identical to the primary standard.  The previous primary and secondary standards were each effectively set at 0.084 ppm.  The previous standard was set in 1997 and Louisiana had five parishes in the Baton Rouge area that had not yet attained compliance with the standards.  In March 2009, the LDEQ made its initial “non-attainment” designations to the EPA under the 2008 ozone standards.  This designation added several parishes in Louisiana designated as “non-attainment” with the 2008 ozone NAAQS standards.  Cleco has no generating facilities in any of the newly designated or existing non-attainment parishes. The state was to make the initial designations by June 2009, final designations by 2010 and by 2012-2013, promulgate regulations on how Louisiana would comply.  However, on January 7, 2009, the EPA proposed to set the primary standard, which protects public health, at a level between 0.060 and 0.070 ppm measured over eight hours. The EPA is also proposing to set a separate secondary standard to protect the environment, especially plants and trees. The Agency is expected to issue a final decision on revising the standards by August 2010.  Since NOx emissions are a precursor to ozone formation, existing fossil fuel-fired units located in or near these newly designated ozone non-attainment areas that do not currently utilize best available control technology could be targeted for installation of additional NOx emission controls.
In February 2005, Cleco Power received notices from the EPA requesting information relating to the Rodemacher and Dolet Hills Power Stations.  The apparent purpose of the investigation is to determine whether Cleco Power has complied with New Source Review and New Source Performance

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Standards requirements under the CAA in connection with capital expenditures, modifications, or operational changes made at these facilities.  Cleco Power has completed its response to the initial data request.  It is unknown at this time whether the EPA will take further action as a result of the information provided by Cleco Power.
On March 19, 2008, Cleco Power received a consolidated compliance order and notice of potential penalty (CO/NOPP) from the LDEQ for alleged violations of the air quality rules at its Dolet Hills and Rodemacher Power Stations.  For Dolet Hills, the CO/NOPP alleges that upon a file review conducted on or about February 26, 2008, the LDEQ found that Cleco Power was in violation of conditions in its Title V permit regarding compliance assurance tests to be conducted upon its continuous monitoring systems.  Upon review of the LDEQ findings and the Part 75 regulations, Cleco Power contends that the actions taken were allowed under the Part 75 regulations, as well as the Title V permit.  In regard to the Rodemacher Power Station alleged violations, the CO/NOPP states that a file review of the Rodemacher facility was conducted on or about September 14, 2007, and that upon the agency’s review of the Quarterly Stack Emissions Reports required under 40 CFR Part 60 submitted by Cleco Power, the LDEQ found that Rodemacher Unit 2 exceeded opacity limits at various times during the second, third and fourth quarters of 2007.  On December 29, 2009, Cleco and the LDEQ entered into a settlement agreement whereby the parties agreed to settle the enforcement matter for approximately $23,000 and the matter is now closed.
On September 3, 2009, Dolet Hills Power Station received a notice from EPA Region 6, alleging that the facility may be in violation of the Accident Prevention requirements of Section 112 (r)(7) of the CAA and the Chemical Accident Prevention provisions in 40 CFR Part 68.  The EPA claims that the facility may have been required to have a risk management plan (RMP) for the chemical anhydrous ammonia, which is used and stored on site.  The EPA alleges that Dolet Hills exceeded the threshold quantity of 10,000 pounds of anhydrous ammonia in a single process, which triggers the requirement to have such a plan in place.  The EPA made this claim after a review of their Central Data Exchange, which includes information submitted to the EPA in the Toxic Release Inventory.  In the notice, the EPA has offered to settle the matter, which would include the payment of a non-negotiable penalty of $145,802 and the correction of the alleged deficiencies.  Cleco Power contends that Dolet Hills employed administrative controls to limit the quantity of ammonia stored to less than 10,000 pounds which was sufficient to exempt the facility from the RMP program requirements.  Cleco Power provided the EPA with documentation supporting its position, the EPA has determined that Cleco is in compliance and the matter is closed.

Water Quality
Cleco has received from the EPA and the LDEQ permits required under the federal Clean Water Act for waste water discharges from its five generating stations.  Waste water discharge permits have fixed dates of expiration, and Cleco applies for renewal of these permits within the applicable time periods.
The LDEQ issued a Louisiana Pollutant Discharge Elimination System (LPDES) waste water permit renewal for Evangeline Power Station on June 22, 2006.  This waste water permit contained certain additional Copper and Total Dissolved Solids (TDS) permit limitations that Cleco contended were beyond the legal authority of the LDEQ to include in the waste water permit.  Cleco challenged these permit provisions by filing a de novo review judicial appeal on September 26, 2006, in district court in East Baton Rouge Parish, Louisiana.  The appealed Copper and TDS permit limitations were stayed during litigation.  The uncontested portions of the Evangeline waste water permit were effective January 1, 2007.   During the litigation, Cleco and the LDEQ were actively engaged in settlement discussions regarding the appealed provisions of the waste water permit.  In December 2008, Cleco filed an application with the LDEQ modifying its LPDES permit to incorporate new Copper and TDS discharge limitations that were agreed to by both parties.  On August 27, 2009, the LDEQ issued a modified water permit with the agreed upon Copper and TDS limits which the facility expects to be able to meet.  The effective date of the modified permit is October 1, 2009.  The modified permit resolves the issues on appeal, and the matter is now closed.
On May 1, 2009, the Acadia Power Station became subject to certain daily maximum and monthly average discharge limitations for total sulfate under the terms of LPDES Water Discharge Permit No. LA0112836, issued by the LDEQ in April 2006.  The facility was unable to achieve compliance with these discharge limitations and received a compliance order from the LDEQ on July 31, 2009 to address the total sulfate violations.  In that compliance order, the LDEQ also noted violations of various daily maximum temperatures and whole effluent toxicity limits.  The LDEQ also found that Acadia had previously corrected and resubmitted discharge monitoring reports for four months in 2007, which the LDEQ contends are not timely submittals.  The LDEQ included these violations as well as the total sulfate violations in the compliance order. Acadia believes that the total sulfate limits in the LPDES permit were erroneously low and as such applied for a permit modification to increase the total sulfate limitations in the permit.  Acadia has now received a modified water discharge permit from the LDEQ which contains increased total sulfate limitations that can be met by the facility.  Acadia is operating in compliance with and under the terms of the modified LPDES permit and has requested that the LDEQ close the compliance order.  However, the LDEQ does have the ability to seek enforcement action on the violations of the water discharge permit limits experienced prior to the receipt of the water discharge permit modification.  For each of the violations described above, the LDEQ has the right to seek civil penalties.  At this time, Acadia is unable to determine whether the LDEQ will pursue any civil penalties as part of this enforcement action or what the penalty amounts will be.
In 2004, the EPA promulgated Phase II of Section 316(b) of the Clean Water Act which regulates potential adverse

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

environmental impacts to all aquatic species due to water intake structures.  These regulations establish requirements applicable to the location, design, construction, and capacity of cooling water intake structures.  This section of the rule is applicable to Cleco’s Teche and Evangeline Power Stations.  The 2004 rule was immediately challenged by a coalition of environmental groups and six states.  In 2007, the U.S. Court of Appeals for the Second Circuit ruled that some of the provisions of the rule were unlawful and remanded the rule to the EPA for re-consideration. Most importantly, the Court concluded that the approach used by the EPA to eliminate closed cycle cooling as the best technology available for minimizing adverse environmental impacts for cooling water intake structures was not clear and potentially based on unlawful consideration of the closed cycle cooling costs relative to its benefits.  Industry appealed the Second Circuit decision on whether the EPA could consider technology costs relative to its benefits to the U.S. Supreme Court and in April 2009 the U.S. Supreme Court overturned the lower court’s ruling and ruled that the EPA does have the discretion to consider costs relative to benefits in developing cooling water intake structure regulations under this rule.  The decision gives the EPA the option to retain substantial features of its July 2004 “Phase II” final rule, which set reasonable national performance standards for existing electric generating facilities, while also allowing variances based on cost-benefit considerations. The EPA has indicated that it plans to propose a revised Phase II rule by late 2010 and a final rule some time in 2012.  Until the EPA promulgates a replacement Phase II rule, the EPA has indicated that it will ask permit writers to use “Best Professional Judgment” in evaluating permit renewals until a new 316(b) rule is promulgated.  At this time, it is uncertain which technology option, if any, will be required to be installed on Cleco’s intake structures and the associated costs of those modifications.

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
A catastrophic event involving coal ash at the Tennessee Valley Authority’s coal ash management impoundment in Kingston, Tennessee has prompted closer scrutiny by the EPA of coal ash management facilities at coal-fired power plants across the country.  Cleco Power, like most utilities with coal-fired units, received a formal request, to which it has fully responded, for information under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (RCRA) regarding the safety and structural integrity of its coal ash management units.  After reviewing the data collected, the EPA has indicated its preference to listing coal combustion by-products, including fly ash, bottom ash, boiler slag, and flue gas desulfurization solids (including synthetic gypsum), as RCRA Subtitle C hazardous wastes.  Regulating coal ash as a Subtitle C hazardous waste could have significant impacts on Cleco’s coal ash management units at its Rodemacher and Dolet Hills Power Stations.  Cleco expects the EPA to propose new coal ash management rules in early 2010.  Due to the uncertainty of the content of the proposed rule, Cleco cannot quantify or estimate the cost impacts such a rule might have on its operations.  However, any new, stricter requirements imposed on coal ash and associated management units by the EPA as a result of this new rule could significantly increase the cost of operating existing units or require them to be upgraded.  These proposed rules could also thwart the beneficial reuse of the material that Cleco currently enjoys.  At this time, management is unable to determine whether the costs associated with potential stricter requirements will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Hazardous Waste Generation
Cleco produces certain wastes that are classified as hazardous at its five generating stations and at other locations.  Cleco does not treat, store long-term, or dispose of these wastes on-site; therefore, no permits are required.  All hazardous wastes produced by Cleco are properly disposed of at federally permitted hazardous waste disposal sites.

Toxic Substances Control Act (TSCA)
The TSCA directs the EPA to regulate the marketing, disposal, manufacturing, processing, distribution in commerce, and use of PCBs.  Cleco may continue to operate equipment containing PCBs under the TSCA.  Once the equipment reaches the end of its usefulness, the EPA regulates handling and disposal of the equipment and fluids containing PCBs.  Within these regulations, the handling and disposal is allowed only through the EPA approved and permitted facilities.  Cleco properly disposes its PCB waste material at TSCA permitted disposal facilities.

Toxics Release Inventory (TRI)
The TRI requires an annual report from industrial facilities on about 650 substances that the facilities release into air, water, and land.  The TRI ranks companies based on how much of a particular substance they release on a state and parish (county) level.  Annual reports are due to the EPA on July 1 following the reporting year-end.  Cleco has submitted required TRI reports on its activities, and the TRI rankings are available to the public.  The rankings do not result in any federal or state penalties.

Electric and Magnetic Fields (EMFs)
The possibility that exposure to EMFs emanating from electric power lines, household appliances, and other electric devices may result in adverse health effects or damage to the environment has been a subject of some public attention.  Cleco

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Power funds scientific research on EMFs through various organizations.  To date, there are no definitive results, but research is continuing.  Lawsuits alleging that the presence of electric power transmission and distribution lines has an adverse effect on health and/or property values have arisen in several states.  Cleco Power is not a party in any lawsuits related to EMFs.

Other
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study from the EPA.  The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of a Remedial Investigation and Feasibility Study at an area known as the Devil’s Swamp Lake just northwest of Baton Rouge, Louisiana.  The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site.  The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site.  The EPA has yet to make a final determination on whether to add Devil’s Swamp Lake to the NPL.  The EPA and a number of PRPs met in January 2008 for an organizational meeting to discuss the background of the site.  The PRPs began discussing a potential proposal to the EPA in February 2008.  Negotiations among the PRPs and the EPA are ongoing in regard to the remedial investigation and feasibility study at the Devil’s Swamp site, with little progress having been made since the January 2008 meeting.  The PRPs alleged to have disposed PCBs at the site have proposed a tentative cost-sharing formula with the facility owner to fund the remedial investigation.  The response to the proposal has been pending for months.  Since this investigation is in the preliminary stages, management is unable to determine whether the costs associated with possible remediation of the facility site will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

ITEM 1A.    RISK FACTORS

The following risk factors could have a material adverse effect on results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants.

Global Economic Downturn

The global economic downturn may negatively impact Cleco’s business and financial condition.
The current economic downturn may have an impact on Cleco’s business and financial condition.  Cleco’s ability to access the capital markets may be severely restricted at a time when Cleco would like, or need, to do so, which could have a material adverse impact on its ability to fund capital expenditures or debt service, or on Cleco’s flexibility to react to changing economic and business conditions. If Cleco Corporation’s or Cleco Power’s credit ratings were to be downgraded by Moody’s or by Standard & Poor’s, Cleco Corporation or Cleco Power, as the case may be, would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.  Cleco’s pension plan portfolio has experienced significant volatility due to market conditions and may experience material losses in the future.  The losses, in conjunction with plan funding requirements, could result in required pension plan contributions significantly higher and earlier than previously anticipated, which could have a material adverse impact on Cleco’s results of operations, financial condition, and cash flows.  Further, the current economic downturn could have a material adverse impact on Cleco’s lenders or its customers, causing them to fail to meet their obligations to Cleco or to delay payment of such obligations.  Additionally, the current economic downturn could lead to reduced electricity usage, which could have a material adverse impact on the Registrants’ results of operations and financial condition.

Future Electricity Sales

Cleco Power’s future electricity sales and corresponding base revenue and cash flows could be adversely affected by general economic conditions.
General market conditions can negatively impact the businesses of Cleco Power’s industrial customers, resulting in decreased power purchases and lower base revenue.  The current U. S. recession has led to reduced power usage by Cleco Power’s industrial customers.  Industrial kWh sales in 2009 were down 23% from 2008 levels.  Lower sales to industrial customers were largely the result of decreased production at one of Cleco Power’s large industrial customers and a large customer beginning to cogenerate a portion of its electricity requirements.  Cleco Power’s largest industrial customers, specifically those who manufacture wood and paper products (who generated $21.7 million in base revenue in 2009), have experienced a downturn in their respective markets.  The paper industry has been vulnerable in recent years due to decreasing demand for the product, and the downturn in residential home construction has also caused a significant reduction in the demand and prices for lumber and other wood products.  Reduced production or the shut down of any of these customers’ facilities could substantially reduce Cleco Power’s base revenue.  For example, in 2009 a paper manufacturer announced the closing of a plant in Cleco Power’s service territory, which is expected to decrease 2010 base revenue by $2.3 million from 2009 levels.
Future electricity sales could be impacted by industrial customers switching to alternative sources of energy, including on-site power generation, and retail customers consuming

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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
Cleco Power currently has fuel adjustment clause filings for 2003 through 2008 subject to audit.  In July 2006, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit that included fuel adjustment clause filings for January 2003 through December 2004.  In March 2009, the LPSC indicated its intent to proceed with the audit for the years 2003 through 2008.  The total amount of fuel expenses included in the audit is approximately $3.2 billion.  The audit is expected to proceed in the first quarter of 2010.  Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of these audits, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.  The most recent audit completed by the LPSC covered 2001 and 2002 and resulted in a refund of $16.0 million to Cleco Power’s retail customers in the first quarter of 2005.

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

Transmission Constraints

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
Cleco Power purchases coal, lignite, natural gas, petroleum coke, and fuel oil under long-term contracts and on the spot market.  Historically, the markets for oil, natural gas, petroleum coke, and coal have been volatile and are likely to remain volatile in the future.  Cleco Power’s retail rates include a fuel adjustment clause that enables it to adjust rates for monthly fluctuations in the cost of fuel and purchased power.  However, recovery of any of these fuel adjustment clause costs is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC.

Cleco Power Generation Facilities

Cleco Power’s generation facilities are susceptible to unplanned outages, significant maintenance requirements, and interruption of fuel deliveries.
The operation of power generation facilities involves many risks, including breakdown or failure of equipment, fuel supply interruption, and performance below expected levels of output or efficiency.  Some of Cleco Power’s facilities were originally constructed many years ago.  Older equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to operate at peak efficiency or availability, or in compliance with its environmental permits.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

If Cleco Power fails to make adequate expenditures for equipment maintenance, Cleco Power risks incurring more frequent unplanned outages, higher than anticipated operating and maintenance expenditures, increased fuel or power purchase costs, and potentially the loss of revenue related to competitive opportunities.  Newer equipment, such as that installed at Rodemacher Unit 3, can be subject to startup issues, such as failures due to immaturity of control equipment safeguards and experience with operating under forced outage conditions.  Equipment manufacturer warranty coverage will be subject to proof of Cleco Power’s proper operation of the equipment.
Cleco Power’s generating facilities are fueled primarily by coal, natural gas, petroleum coke, and lignite.  The deliverability of these fuel sources may be constrained due to such factors as higher demand, production shortages, weather-related disturbances or lack of transportation capacity.  If the suppliers are unable to deliver the contracted volume of fuel, Cleco Power would have to replace any deficiency with alternative sources, which may not be as favorable and could increase the ultimate cost of fuel to customers.  Fuel and purchased power expenses are recovered from customers through the fuel adjustment clause, which is subject to refund until either a prudency review or a periodic fuel audit is conducted by the LPSC.
Competition for access to other natural resources, particularly oil and natural gas, could negatively impact Cleco Power’s ability to access its lignite reserves.  Land owners may grant other parties access for oil and natural gas drilling in the same area to which Cleco has been granted access for lignite reserves.  Placement of drilling rigs and pipelines for developing oil and gas reserves can preclude access to lignite in the same areas, making right of first access critical with respect to extracting lignite.  Competition for the right of first access may need to be determined through legal processes.  Additionally, Cleco Power could be liable for the impacts of other companies’ activities on lands that have been mined and reclaimed by Cleco Power.  Loss of access to the lignite reserves or the liability for impacts on reclaimed lands could have material adverse effects to the Registrants’ results of operations, financial condition, and cash flows.

ERO

In 2005, FERC’s authority was expanded to include the establishment and enforcement of mandatory reliability standards on the transmission system, as well as the capacity to impose fines and civil penalties on those who fail to comply with those standards.
The Energy Policy Act of 2005 authorized the creation of an ERO with authority to establish and enforce mandatory reliability standards, subject to FERC approval, for users of the nation’s transmission system.  In July 2006, FERC named NERC as the ERO.  FERC has approved numerous reliability standards developed by NERC.  A final order was issued by FERC in March 2007, and in June 2007, FERC began enforcing compliance with these standards.  New standards are being developed and existing standards are continuously being modified.
As these standards continue to be adopted and modified, they may impose additional compliance requirements on Cleco Power, Acadia, and Evangeline operations, which may result in an increase in capital expenditures and operating expenses.  Failure to comply with the reliability standards approved by FERC can result in the imposition of material fines and civil penalties.  Cleco is scheduled for an audit by SPP, the RTO for Cleco’s region, in April 2010.  Management is currently unable to predict the outcome of the audit and whether the result will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Environmental Compliance

Cleco’s costs of compliance with environmental laws and regulations are significant.  The costs of compliance with new environmental laws and regulations, as well as the incurrence of incremental environmental liabilities, could be significant to the Registrants.
Cleco is subject to extensive environmental oversight by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations related to air quality, water quality, waste management, natural resources, and health and safety.  Cleco also is required to obtain and comply with numerous governmental permits in operating its facilities.  Existing environmental laws, regulations, and permits could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to Cleco.  For example, Congress is considering climate change legislation that, if ultimately enacted, could impose a cap on CO2 emissions by electric generating units and subject these units to an emissions allowance-based trading system.  Cleco may incur significant capital expenditures or additional operating costs to comply with these revisions, reinterpretations, and new requirements.  If Cleco fails to comply with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines or may be forced to shut down or reduce productions from its facilities.
Environmental advocacy groups, states, other organizations, some government agencies, and the presidential administration are focusing considerable attention on emissions from power generation facilities, including CO2 emissions, and their potential role in climate change. Future changes in environmental regulations governing power plant emissions could make some of Cleco’s electric generating units uneconomical to maintain or operate. In addition, any legal obligation that would require Cleco to substantially reduce its emissions beyond present levels could require extensive mitigation efforts and could raise uncertainty about the future viability of some fossil fuels as an energy source for new and existing electric generation facilities.
Cleco Power may request recovery from its retail customers of its costs to comply with new environmental laws and regulations.  If revenue relief were to be approved by the

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

LPSC, then Cleco Power’s retail rates could increase.  If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, there could be a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

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
Weather conditions directly influence the demand for electricity, particularly kWh sales to residential customers.  In Cleco Power’s service territory, demand for power typically peaks during the hot summer months.  As a result, Cleco Power’s financial results may fluctuate on a seasonal basis.  In addition, Cleco Power has sold less power, and consequently earned less income, when weather conditions were milder.  Unusually mild weather in the future could have a material adverse impact on the Registrants’ results of operations, financial condition, and cash flows.
Severe weather, including hurricanes and winter storms, can be destructive, causing outages and property damage that can potentially result in additional expenses and lower revenue.

Retail Electric Service

Cleco Power’s retail electric rates and business practices are regulated by the LPSC.
Cleco Power’s retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC, which conducts an annual review of Cleco Power’s earnings and regulatory return on equity.  Through 2009, Cleco Power filed annual monitoring reports with the LPSC for 12-month periods ended September 30.  In 2010, the reports will be filed for 12-month periods ended June 30 and September 30.  Beginning in 2011, Cleco Power will file annual monitoring reports for the 12-month period ended June 30.  Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of the LPSC review, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Wholesale Electric Service

Cleco Power’s wholesale electric rates and business practices are regulated by FERC.
Cleco Power’s wholesale rates are regulated by FERC, which conducts a review of Cleco Power’s generation market power every three years, in addition to each time generation capacity changes.  If FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates within its control area, which could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Cleco Credit Ratings

A downgrade in Cleco Corporation’s or Cleco Power’s credit rating could result in an increase in their respective borrowing costs and a reduced pool of potential investors and funding sources.
While the senior unsecured debt ratings of Cleco Corporation and Cleco Power are currently investment grade, in recent years such ratings have been downgraded or put on negative watch by Moody’s and Standard & Poor’s.  Cleco Corporation or Cleco Power cannot assure that its current debt ratings will remain in effect for any given period of time or that one or more of its debt ratings will not be lowered or withdrawn entirely by a rating agency.  Credit ratings are not recommendations to buy, sell, or hold securities and each rating should be evaluated independently of any other rating.  If Moody’s or Standard & Poor’s were to downgrade Cleco Corporation’s or Cleco Power’s long-term ratings, particularly below investment grade, the value of their debt securities would likely be adversely affected, and the borrowing cost of Cleco Corporation

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

or Cleco Power would likely increase.  In addition, Cleco Corporation or Cleco Power would likely be required to pay higher interest rates in future debt financings and be subject to more onerous debt covenants, and its pool of potential investors and funding sources could decrease.

Interest Rate Swap

Cleco Power has entered into an interest rate swap relating to its variable rate debt.  The effectiveness of this contract is dependent on the ability of the counterparty to perform its obligations and nonperformance could harm Cleco Power's results of operations, financial condition, and cash flows.
Cleco Power utilizes interest rate swaps to offset the effects of interest rate fluctuations on its variable rate debt.  The effectiveness of these contracts is dependent, in part, upon the counterparties to these contracts honoring their financial obligations.  If the counterparties to the interest rate swaps are unable to perform their obligations, Cleco Power would be exposed to the effect of the fluctuations of the LIBOR market on its variable rate debt and may have to pay increased interest expenses, which could have a material adverse impact on the Registrants’ results of operations, financial condition, and cash flows.

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

Evangeline and Acadia Generation Facilities

The Evangeline and Acadia generation facilities are susceptible to unplanned outages, significant maintenance requirements, interruption of fuel deliveries, and transmission constraints.
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
The Evangeline and Acadia generating facilities are fueled by natural gas.  The deliverability of this fuel source may be constrained due to such factors as higher demand, production shortages, weather-related disturbances, or lack of transportation capacity.
Because of Acadia’s location on the transmission grid, Acadia relies on two main suppliers of electric transmission when accessing external power markets.  However, at times, physical constraints limit the amount of power these transmission providers can deliver.

Cleco Power’s Rates

The LPSC and FERC regulate the rates that Cleco Power can charge its customers.
Cleco Power’s ongoing financial viability depends on its ability to recover its costs from its LPSC-jurisdicational customers in a timely manner through its LPSC-approved rates and its ability to pass through to its FERC customers in rates its FERC-authorized revenue requirements.  Cleco Power’s financial viability also depends on its ability to recover in rates an adequate return on capital, including long-term debt and equity.  If Cleco Power is unable to recover any material amount of its costs in rates in a timely manner or recover an adequate return on capital, the Registrants’ results of operations, financial condition, and cash flows could be materially adversely affected.
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

Alternate Generation Technology

Changes in technology may negatively impact the value of the Cleco Power, Evangeline, and Acadia generation facilities.
A basic premise of Cleco’s business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price.  There are

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

alternate technologies to produce electricity, most notably fuel cells, microturbines, windmills, and photovoltaic (solar) cells.  Research and development activities are ongoing to seek improvements in alternate technologies.  It is possible that advances will reduce the cost of alternate methods of electricity production to a level that is equal to or below that of most central station production.  Also, as new technologies are developed and become available, the quantity and pattern of electricity usage by customers could decline, with a corresponding decline in revenues derived by generators.  In addition, the current presidential administration and U.S. Congress have voiced strong support for such alternative energy sources.  The American Recovery and Reinvestment Act of 2009 specifically provides a total of $58.0 billion to be available for energy-related initiatives, primarily $20.0 billion in renewable energy tax credits to encourage development of wind, solar, and other renewable energy sources, and $32.0 billion for development of a “smart grid” in the U.S.  It is uncertain at this time to what extent these initiatives may impact Cleco’s businesses, except that little impact is expected in the short term.  As a result of these factors, the value of the Cleco Power, Evangeline, and Acadia generation facilities could be significantly reduced.

Technology and Terrorism Threats

Man-made problems such as computer viruses or terrorism may negatively impact the Registrants’ operating results.
Man-made problems such as computer viruses or terrorism may disrupt the Registrants’ operations and harm the Registrants’ operating results.  The Registrants operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure.  Despite the implementation of security measures, all of the Registrants’ technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism, and other causes.  If the Registrants’ technology systems were to fail and the Registrants were unable to recover in a timely way, the Registrants would be unable to fulfill critical business functions, which could have a material adverse effect on the Registrants’ business, operating results, financial condition, and cash flows.  In addition, the Cleco Power, Evangeline, and Acadia generation plants, fuel storage facilities, transmission, and distribution facilities may be targets of terrorist activities that could disrupt the Registrants’ ability to produce or distribute some portion of their energy products.  Any such disruption could result in a material decrease in revenues and significant additional costs to repair and insure the Registrants’ assets, which could have a material adverse effect on the Registrants’ business, operating results, financial condition, and cash flows.  The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm the Registrants’ business, operating results, financial condition, and cash flows.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

CLECO

Electric Transmission Substations
As of December 31, 2009, Cleco Corporation owned one active transmission substation in Louisiana and one active transmission substation in Mississippi.

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

Electric Generating Stations
As of December 31, 2009, Cleco Power either owned or had an ownership interest in three steam electric generating stations and one gas turbine with a combined name plate capacity of 1,359 MW, and a combined electric net generating capacity of 1,318 MW.  The net generating capacity is the result of capacity testing performed between June and September 2007, as required by NERC.  This amount reflects the maximum production capacity these units can sustain over a specified period of time.  Rodemacher Unit 3, a 600-MW solid-fuel power plant, commenced commercial operations on February 12, 2010.  During 2009, Acadia executed definitive agreements with Cleco Power to acquire 50% of the Acadia Power Station, or one of its two 580-MW units.  The transaction with Cleco Power was completed in February 2010.  For additional information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power — Power Generation” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Acadia Transactions” and Note 23 — “Subsequent Events — Acadia Transaction.”

Electric Substations
As of December 31, 2009, Cleco Power owned 70 active transmission substations and 224 active distribution substations.

Electric Lines
As of December 31, 2009, Cleco Power’s transmission system consisted of approximately 67 circuit miles of 500-kiloVolt (kV) lines; 460 circuit miles of 230-kV lines; 676 circuit miles of 138 kV lines; and 21 circuit miles of 69-kV lines.  Cleco Power’s distribution system consisted of approximately 3,464 circuit miles of 34.5-kV lines and 8,107 circuit miles of other lines.

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
Substantially all of Cleco Power’s property, plant and equipment are subject to a lien of Cleco Power’s Indenture of Mortgage, which does not impair the use of such properties in the operation of its business.  As of December 31, 2009, no obligations were outstanding under the Indenture of Mortgage.

MIDSTREAM

Midstream considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes.  For information on Midstream’s generating facilities, see Item 1, “Business — Operations — Midstream.”

Electric Generation
As of December 31, 2009, Midstream owned one electric generating station, Evangeline, and had a 50% ownership interest in an additional station, Acadia, both located in Louisiana.  During 2009, Acadia executed definitive agreements with both Cleco Power and Entergy Louisiana whereby Cleco Power and Entergy Louisiana would each acquire a 580-MW unit at the Acadia plant.  The transaction with Cleco Power was completed in February 2010 and the transaction with Entergy Louisiana is expected to be completed in late 2010 or early 2011.  For additional information on Midstream’s generating facilities, see Item 1, “Business — Operations — Midstream” and Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 23 — Subsequent Events — Acadia Transaction.”

Title
Midstream’s assets are owned in fee, including Midstream’s portion of Acadia.  Evangeline was subject to a lien securing obligations under an Indenture of Mortgage, which did not impair the use of such properties in the operation of its business.  On February 22, 2010, Evangeline and JPMVEC terminated the Evangeline Tolling Agreement and executed the Evangeline 2010 Tolling Agreement.  For additional information, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 23 — Subsequent Events — Evangeline Transactions.”

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

ITEM 3.     LEGAL PROCEEDINGS

CLECO

For information on legal proceedings affecting Cleco, see Part I, Item I, “Business — Environmental Matters — Environmental Quality — Air Quality” and “— Water Quality” and Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER

For information on legal proceedings affecting Cleco Power, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CLECO

There were no matters submitted to a vote of security holders of Cleco Corporation during the fourth quarter of 2009.

CLECO POWER

The information called for by Item 4 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Board of Directors of Cleco
The names of the members of the Board of Directors of Cleco, their ages, dates of election, employment history and committee assignments as of December 31, 2009, are included below.  The term of each directorship is three years, and directors are divided among three classes.  The terms of the three classes are staggered in a manner so that only one class is elected by the shareholders annually.

NAME OF DIRECTOR	AGES AS OF DECEMBER 31, 2009
Sherian G. Cadoria
Age 69; Elected 1993
Brigadier General, U.S. Army (retired)
Retired President, Cadoria Speaker and Consultancy Service, Mansura, LA
Member of the Audit, Nominating/Governance and Qualified Legal Compliance committees

Richard B. Crowell	Age 71; Elected 1997 Partner, law firm of Crowell & Owens, Alexandria, LA Member of the Audit, Nominating/Governance and Qualified Legal Compliance committees
J. Patrick Garrett
Age 66; Elected 1981
Retired President and Chief Executive Officer, Windsor Food Company, Ltd., Houston, TX
Chairman of the Board and chairman of the Executive, Nominating/Governance and Qualified Legal Compliance committees

Elton R. King
Age 63; Elected 1999
Retired President of network and carrier services group, BellSouth Telecommunications, Inc., Atlanta, GA.  Also retired president and Chief Executive Officer of Visual Networks, Inc.
Member of the Finance and Nominating/Governance committees

Logan W. Kruger
Age 59; Elected 2008
President, Chief Executive Officer and Director of Century Aluminum Company, Monterey, CA since December 2005.  Executive Vice President of Technical Services, Inco Limited from September 2003 to September 2005; President, Inco Asia Pacific from September 2005 to November 2005.
Member of the Audit and Compensation committees

Michael H. Madison	Age 61; Elected 2005 President and Chief Executive Officer, Cleco Corporation, Pineville, LA Member of the Executive Committee
William L. Marks
Age 66; Elected 2001
Retired Chairman and Chief Executive Officer, Whitney Holding Corporation and Whitney National Bank, New Orleans, LA
Chairman of the Finance Committee and member of the Compensation and Executive committees

Robert T. Ratcliff Sr.	Age 67; Elected 1993 Chairman, President and Chief Executive Officer, Ratcliff Construction Company, LLC, Alexandria, LA Member of the Audit and Finance committees
Peter M. Scott III
Age 60; Elected 2009
Retired Executive Vice President and Chief Financial Officer, Progress Energy, Inc., Raleigh, NC.  Also retired President and Chief Executive Officer of Progress Energy Service Company, LLC
Member of the Audit and Compensation committees

William H. Walker Jr.	Age 64; Elected 1996 Retired Chairman, Howard Weil, Inc., New Orleans, LA Chairman of the Compensation Committee and member of the Executive and Finance committees
W. Larry Westbrook
Age 70; Elected 2003
Retired Chief Financial Officer and Senior Risk Officer of Southern Company, Atlanta, GA
Chairman of the Audit Committee and member of the Compensation, Executive and Finance committees

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages, and years of service as of December 31, 2009, are presented below.  Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Michael H. Madison Cleco Corporation Cleco Power	President and Chief Executive Officer since May 2005. Chief Executive Officer since May 2005; President and Chief Operating Officer from October 2003 to May 2005. (Age 61; 6 years of service)
Dilek Samil Cleco Corporation Cleco Power

Executive Vice President and Chief Financial Officer from April 2004 to May 2005.

President and Chief Operating Officer since May 2005; Executive Vice President and Chief Financial Officer from April 2004 to May 2005.
(Age 54; 8 years of service)

Darren J. Olagues Cleco Corporation Cleco Power Midstream

Senior Vice President and Chief Financial Officer since May 2009.

Senior Vice President from July 2007 to May 2009; Vice President, Power - Asset Management and Development, Exelon Corporation from November 2006 to July 2007; Director - Corporate Development, Exelon Corporation from March 2005 to November 2006; Senior Vice President and Chief Financial Officer, Sithe Energies from October 2002 to February 2005.
(Age 39; 2 years of service)

George W. Bausewine Cleco Corporation Cleco Power	Senior Vice President Corporate Services since May 2005; Vice President Regulatory and Rates from October 2002 to May 2005. (Age 54; 24 years of service)
Jeffrey W. Hall Cleco Corporation Cleco Power

Senior Vice President Governmental Affairs and Chief Diversity Officer since July 2006; Vice President Governmental and Community Affairs from July 2005 to July 2006.

Senior Vice President Governmental Affairs and Chief Diversity Officer since July 2006; Vice President Governmental and Community Affairs from October 2004 to July 2006.
(Age 58; 29 years of service)

Wade A. Hoefling Cleco Corporation Cleco Power

Senior Vice President, General Counsel & Director - Regulatory Compliance since April 2008; Senior Vice President, General Counsel, Director - Regulatory Compliance and Assistant Corporate Secretary from January 2007 to April 2008; General Counsel, Northeast Utilities Enterprises, Inc. from July 2004 to January 2007.
(Age 54; 3 years of service)

Anthony L. Bunting Cleco Power	Vice President Customer Services and Energy Delivery since October 2004. (Age 50; 18 years of service)
Stephen M. Carter Cleco Power	Vice President Regulated Generation since April 2003. (Age 50; 21 years of service)

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Keith D. Crump Cleco Corporation Cleco Power

Treasurer from May 2005 to March 2007; Manager Forecasting and Analytics, Budgeting from December 2004 to May 2005.

Vice President - Regulatory, Retail Operations and Resource Planning since March 2007.
(Age 48; 20 years of service)

R. Russell Davis Cleco Corporation Cleco Power

Vice President - Investor Relations and Chief Accounting Officer since May 2009; Vice President, Chief Accounting Officer & Interim CFO from June 2008 to May 2009; Vice President and Chief Accounting Officer from May 2005 to June 2008; Vice President and Controller from July 2000 to May 2005.
(Age 53; 10 years of service)

William G. Fontenot Cleco Power Midstream	Vice President Regulated Generation Development since July 2005. Chief Restructuring Officer of Perryville from April 2004 to July 2005. (Age 46; 24 years of service)
Charles A. Mannix Cleco Corporation Cleco Power	Vice President - Tax & Treasurer since March 2008; Manager of Income Taxes, Treasurer of Energy Risk Assurance Co., Ameren Corporation from October 2004 to March 2008. (Age 51; 2 years of service)
Judy P. Miller Cleco Corporation Cleco Power	Corporate Secretary since January 2004. (Age 52; 25 years of service)
Terry L. Taylor Cleco Corporation Cleco Power	Assistant Controller since August 2006; Director of Accounting Services and Affiliate Compliance from January 2004 to August 2006. (Age 54; 9 years of service)
W. Keith Johnson, Jr. Midstream

Acting Vice President since May 2009; General Manager - Midstream Commercial Operations from October 2007 to May 2009; Director -Business Development from October 2002 to October 2007.
(Age 48; 15 years of service)

In January 2004, Perryville entered into an agreement to sell its 718-MW power plant to Entergy Louisiana.  As part of the sales process, Perryville and PEH filed voluntary petitions in the Perryville and PEH Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  Ms. Samil and Mr. Fontenot were managers of Perryville and/or PEH within the two years preceding the voluntary bankruptcy filing.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

PART II

ITEM 5.     MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND CLECO CORPORATION’S PURCHASES OF EQUITY SECURITIES

CLECO CORPORATION

Cleco Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE).  For information on the high and low sales prices for Cleco Corporation’s common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 2009 and 2008, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 22 — Miscellaneous Financial Information (Unaudited).”  During the year ended December 31, 2009, none of Cleco Corporation’s equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of Cleco Corporation or any of its “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.  For information on Cleco Corporation’s common stock repurchase program, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Common Stock — Common Stock Repurchase Program.”
Subject to the prior rights of the holders of the respective series of Cleco Corporation’s preferred stock, such dividends as determined by the Board of Directors of Cleco Corporation may be declared and paid on the common stock from time to time out of funds legally available.  The provisions of Cleco Corporation’s charter applicable to preferred stock and certain provisions contained in the debt instruments of Cleco under certain circumstances restrict the amount of retained earnings available for the payment of dividends by Cleco Corporation.  The most restrictive covenant, which is in Cleco Corporation’s credit facility, requires Cleco Corporation’s total indebtedness to be less than or equal to 65% of total capitalization.  At December 31, 2009, approximately $401.7 million of retained earnings were unrestricted.
On January 29, 2010, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.225 per share payable on February 15, 2010, to common shareholders of record at the close of business on February 8, 2010.
As of January 29, 2010, there were 6,701 holders of record of Cleco Corporation’s common stock, and the closing price of Cleco Corporation’s common stock as reported on the NYSE Composite Tape was $25.92 per share.
The Board of Directors of Cleco Corporation has approved a dividend policy that will increase its quarterly dividend rate, subject to future dividend declarations by the Board of Directors, from $0.225 per common share to $0.25 per common share beginning with the dividend payable May 15, 2010.  The declaration of dividend payments is at the Board of Directors' sole discretion and future dividend increases are subject to numerous factors that ordinarily affect dividend policy, including the result of Cleco’s operations and its financial position, as well as general economic and business conditions.

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
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances.  The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization.  At December 31, 2009, approximately $349.6 million of member’s equity was unrestricted.
During 2009, Cleco Power made $30.0 million of distribution payments to Cleco Corporation.  There were no distributions from Cleco Power to Cleco Corporation during 2008 or 2007.
Cleco Power received no equity contributions from Cleco Corporation in 2009 or 2008.  During 2007, Cleco Power received equity contributions of $85.0 million from Cleco Corporation.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

ITEM 6.     SELECTED FINANCIAL DATA

CLECO

The information set forth below should be read in conjunction with the Consolidated Financial Statements and the related Notes in Item 8, “Financial Statements and Supplementary Data.”
Perryville and PEH were deconsolidated from Cleco in connection with their bankruptcy filings, and no income or loss associated with those subsidiaries was recognized in Midstream’s consolidated financial statements subsequent to the bankruptcy filing on January 28, 2004.  In October 2005, an order confirming PEH and Perryville’s plan of reorganization became final.  In accordance with the authoritative guidance for transfers and servicing, Cleco recorded its investment in Perryville on the equity method of accounting.  In accordance with the authoritative guidance on investments, since PEH and Perryville had a negative cost basis and incurred losses for 2004 and the first and second quarters of 2005, PEH and Perryville were not to be reflected in Cleco Corporation’s Consolidated Statements of Income until such time as PEH and Perryville had sufficient income to exceed their negative cost basis and cumulative losses.  In the third quarter of 2005, Perryville recognized earnings sufficient to exceed PEH’s and Perryville’s initial negative cost basis and cumulative losses incurred after January 28, 2004.  The previous financial results of Perryville and PEH were reintegrated with Cleco’s consolidated financial results effective in the third quarter of 2005.
Cleco’s adoption of the authoritative guidance on compensation-stock compensation on January 1, 2006, impacted Cleco’s consolidated financial results for 2009, 2008, 2007, and 2006 as compared to prior years.  Cleco’s adoption of the authoritative guidance as it relates to compensation-retirement benefits on December 31, 2006, impacted Cleco’s consolidated financial position as of December 31, 2009, 2008, 2007, and 2006 as compared to prior years.  This guidance required all equity instruments, including stock options, to be expensed at their fair value.
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
Cleco’s adoption of the authoritative guidance on income taxes on January 1, 2007, impacted Cleco’s consolidated financial results for 2009, 2008, and 2007 as compared to prior years.  The guidance impacted the financial statement presentation and timing of the recognition of uncertain tax positions.

Five-Year Selected Financial Data
(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	2009	2008	2007	2006	2005
Operating revenue, net (excluding intercompany revenue)
Cleco Power	$842,227	$1,069,674	$1,023,411	$994,191	$911,971
Midstream	8,749	7,921	5,066	4,400	4,984
Other	2,782	2,603	2,139	2,084	3,199
Total	$853,758	$1,080,198	$1,030,616	$1,000,675	$920,154
Income from continuing operations before income taxes	$115,886	$120,598	$222,561	$116,719	$298,929
Net income applicable to common stock	$106,261	$102,095	$151,331	$72,856	$180,779
Basic earnings per share applicable to common stock	$1.77	$1.70	$2.55	$1.36	$3.54
Diluted earnings per share applicable to common stock	$1.76	$1.70	$2.54	$1.36	$3.53
Capitalization
Common shareholders’ equity	45.77%	48.89%	56.74%	57.81%	52.15%
Preferred stock	0.04%	0.05%	0.06%	1.32%	1.52%
Long-term debt	54.19%	51.06%	43.20%	40.87%	46.33%
Common shareholders’ equity	$1,115,043	$1,059,836	$1,010,340	$876,129	$686,229
Preferred stock	$1,029	$1,029	$1,029	$20,092	$20,034
Long-term debt, net	$1,320,299	$1,106,819	$769,103	$619,341	$609,643
Total assets	$3,694,847	$3,341,204	$2,706,623	$2,448,067	$2,145,172
Cash dividends declared per common share	$0.900	$0.900	$0.900	$0.900	$0.900

CLECO POWER

The information called for by Item 6 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Cleco is a regional energy services holding company that conducts substantially all of its business operations through its two primary subsidiaries:

▪
Cleco Power, an integrated electric utility services company regulated by the LPSC, FERC, and other regulators, which serves approximately 277,000 customers across Louisiana and also engages in energy management activities; and

▪
Midstream, a merchant energy company regulated by FERC, which owns and operates a merchant power plant (Evangeline).  At December 31, 2009, Midstream also owned a 50 percent interest in a merchant power plant (Acadia) and operated the plant on behalf of its partner.  For information on Cleco Power and Entergy Louisiana each acquiring one 580-MW unit of the Acadia Power Station, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Acadia Transactions” and Note 23 — “Subsequent Events — Acadia Transaction.”  For additional information on Evangeline, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 23 — Subsequent Events — Evangeline Transactions.”

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
In July 2008, Cleco Power filed a rate plan to establish new rates to be effective upon the commercial operation of Rodemacher Unit 3, which was February 12, 2010.  Recovery of the Rodemacher Unit 3 investment was the largest component in Cleco Power’s new rate plan.  As part of the new rate plan, Cleco Power requested a return on equity of 12.25%.
Cleco Power’s then-current base rates allowed it the opportunity to earn a maximum regulated return on equity of 11.65%, which was based on a return on equity of 11.25%, with any regulated earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio.  All regulated earnings over 12.25% were to be returned to customers.
In October 2009, the LPSC approved Cleco Power’s new retail rate plan which includes a target return on equity of 10.7%, including returning to retail customers 60% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%.  The new rates became effective upon the commercial operation of Rodemacher Unit 3. The retail rate plan is expected to increase retail base revenues in the first twelve months of Rodemacher Unit 3 commercial operations by approximately $173.0 million with an anticipated net billing decrease for retail customers of approximately $40.0 million, or 5.0% (assuming a gas price of $5/MMBtu), including a reduction of approximately $97.0 million resulting from the cessation of the collection and the refund of Rodemacher Unit 3 construction financing costs based on a five-year crediting period.  The retail rate plan established that $183.2 million be returned to customers over the five-year period.  For additional information, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Rates — Cleco Power’s Rate Case,” and “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters —”Rodemacher Unit 3” and “— Retail Rates of Cleco Power.”
Cleco Power released a RFP in October 2007 seeking long-term resources to fill the needs identified by the latest IRP.  In February 2009, Cleco Power announced that it had chosen the acquisition of 50% of the Acadia Power Station, or one of its two 580-MW units, as the lowest bid in its 2007 long-term RFP for capacity beginning in 2010.  Cleco Power will own and operate one unit and operate the other 580-MW unit on behalf of Acadia or a future owner as described further under “— Midstream.”  Cleco Power and the parties have executed the definitive agreements.  Cleco Power received LPSC and FERC approvals for the transaction in January 2010 and February 2010, respectively.  Beginning in January 2010, Acadia operated the plant and served Cleco Power under a tolling agreement covering 50% of the Acadia Power Station.  The tolling agreement was approved by the LPSC in October 2009 and by FERC in December 2009.  The tolling agreement was terminated when the transaction closed in February 2010.  The transaction was consummated through a $304.0 million equity contribution from Cleco Corporation to Cleco Power.
Cleco Power’s construction of Rodemacher Unit 3 and Cleco Power’s acquisition of 50% of Acadia were driven by primary objectives to diversify fuel mix, stabilize fuel costs, and develop reliable sources of generating capacity to meet customers’ long-term power needs.  With Rodemacher Unit 3 commencing commercial operations on February 12, 2010, and Cleco Power completing the transaction with Acadia, Cleco Power will more than double its rate base and diversify the fuel mix of its generating portfolio.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Midstream
In recent years, Acadia has marketed short-, mid- and long-term products where available.  Through its third-party energy marketer, Acadia has pursued opportunities in the hourly, weekly, monthly, and annual markets.  Acadia’s success in these marketing efforts was a primary driver of its earnings and cash flow.  During 2009, Acadia’s revenues were primarily derived from two short-term capacity agreements with Cleco Power and NRG Power Marketing, Inc. that were managed by the third-party energy marketer.
In February 2009, Cleco Power announced that it had selected Acadia’s proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power 2007 long-term RFP.  Under the proposed arrangement, Cleco Power would acquire and operate one of Acadia’s generating units and operate the other unit, as described further above under “— Cleco Power.”
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would purchase 50% of the Acadia Power Station, or one of its two 580-MW units.  The transaction is anticipated to be completed in late 2010 or early 2011.  The agreements provide that, beginning in May 2010, Acadia will serve Entergy Louisiana under a tolling agreement covering 50% of the Acadia Power Station until the sale is completed.  Both the asset sale and interim tolling agreement require regulatory approval.  Cleco Power will continue to operate both units at Acadia after the Entergy Louisiana transaction is completed.
Midstream’s other source of revenue, which will be its principal source of revenue upon completion of the Acadia transactions described above, will be from its new tolling agreement at Evangeline, under which the counterparty has the right to dispatch the electric generation capacity of the facility.  For additional information on Evangeline’s new tolling agreement, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 23 — Subsequent Events — Evangeline Transactions.”

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

Cleco Consolidated Results of Operations —
Year ended December 31, 2009,
Compared to Year ended December 31, 2008

		FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue, net	$853,758	$1,080,198	$(226,440)	(21.0)%
Operating expenses	746,949	965,321	218,372	22.6%
Operating income	$106,809	$114,877	$(8,068)	(7.0)%
Interest income	$1,512	$5,417	$(3,905)	(72.1)%
Allowance for other funds used during construction	$73,269	$64,953	$8,316	12.8%
Equity loss from investees	$(17,423)	$(5,542)	$(11,881)	(214.4)%
Other income	$5,581	$1,263	$4,318	341.9%
Other expense	$2,807	$7,970	$5,163	64.8%
Interest charges	$51,055	$52,400	$1,345	2.6%
Federal and state income taxes	$9,579	$18,457	$8,878	48.1%
Net income applicable to common stock	$106,261	$102,095	$4,166	4.1%

Consolidated net income applicable to common stock increased $4.2 million, or 4.1%, in 2009 compared to 2008 primarily due to increased corporate earnings.  Increased corporate earnings were primarily driven by lower interest charges and lower other expenses as discussed in further detail below.  Partially offsetting this increase were lower earnings at Cleco Power and higher losses at Midstream.
Operating revenue, net decreased $226.4 million, or 21.0%, in 2009 compared to 2008 largely as a result of lower fuel cost recovery revenue at Cleco Power.
Operating expenses decreased $218.4 million, or 22.6%, in 2009 compared to 2008 primarily due to lower per-unit costs and volumes of purchased power for utility customers.
Interest income decreased $3.9 million, or 72.1%, in 2009 compared to 2008 primarily due to lower interest rates and lower average investment balances.  Also contributing to the decrease was a lower recovery of interest costs relating to Cleco Power’s lower deferred lignite mining costs.
Allowance for other funds used during construction increased $8.3 million, or 12.8%, in 2009 compared to 2008, primarily due to increased construction activity at Rodemacher Unit 3.
Equity loss from investees increased $11.9 million, or 214.4%, in 2009 compared to 2008 primarily due to equity losses at Evangeline primarily from higher interest on uncertain tax positions and higher equity losses at APH.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Other income increased $4.3 million, or 341.9%, in 2009 compared to 2008 primarily due to the recognition of an increase in the cash surrender value of life insurance policies at Cleco Corporation and higher mutual assistance revenue at Cleco Power.
Other expense decreased $5.2 million, or 64.8%, in 2009 compared to 2008 primarily due to the absence in 2009 of decreases in the cash surrender value of life insurance policies at Cleco Corporation during 2008.  Partially offsetting this decrease were higher mutual assistance expenses at Cleco Power.
Interest charges decreased $1.3 million, or 2.6%, in 2009 compared to 2008 primarily due to lower interest charges at Cleco Corporation from interest related to uncertain tax positions, the favorable settlement of a franchise tax lawsuit, and the repayment of senior notes.  These decreases were partially offset by higher net interest charges at Cleco Power as discussed below.
Federal and state income taxes decreased $8.9 million, or 48.1%, in 2009 compared to 2008 primarily due to a decrease in pre-tax income, excluding equity AFUDC, the flow through of state tax benefits to customers, and tax credits utilized in 2009.  The effective income tax rate is less than the expected statutory rate due to the significant impact of flow-through treatment on electric plant-related differences such as equity AFUDC.
Results of operations for Cleco Power and Midstream are more fully described below.

CLECO POWER

Significant Factors Affecting Cleco Power

Revenue is primarily affected by the following factors:
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general.  These factors include, among others, an increasingly competitive business environment, the cost of compliance with environmental and reliability regulations, conditions in the credit markets and global economy, and changes in the federal and state regulation of generation, transmission, and the sale of electricity.  For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see Part I, Item 1 “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” and “— Financial Condition — Market Restructuring.”  For a discussion of risk factors affecting Cleco Power’s business, see Item 1A, “Risk Factors — Global Economic Downturn,” “— Future Electricity Sales,” “— Fuel Cost Audits,” “— Hedging and Risk Management Activities,” “— Transmission Constraints,” “— Commodity Prices,” “— Cleco Power Generation Facilities,” “— ERO,” “— Environmental Compliance,” “— Regulatory Compliance,” “— Weather Sensitivity,” “— Retail Electric Service,” “— Wholesale Electric Service,” “— Cleco Credit Ratings,” “— Interest Rate Swap,” and “— Cleco Power’s Rates.”
Cleco Power’s residential customers’ demand for electricity largely is affected by weather.  Weather generally is measured in cooling degree-days and heating degree-days.  A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating.  An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days, because alternative heating sources are more available and because winter energy is priced below the rate charged for energy used in the summer.  Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of 30 years.
Cleco Power’s expected retail sales are dependent upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power’s service area.  Cleco Power has experienced over the last five years, and anticipates over the next five years, moderate growth in sales volume except for sales to industrial customers.  Two large industrial customers have installed cogeneration, another has discontinued a portion of its product line, and another has ceased operations.  The decrease in sales attributed to these four customers is approximately 321,000 MWh.  After this initial decrease attributable to these customers, Cleco Power anticipates moderate growth on the remaining industrial sales over the next five years.
Other issues facing the electric utility industry that could affect sales include:

▪	imposition of federal and/or state renewable portfolio standards;
▪	imposition of energy efficiency mandates;
▪	legislative and regulatory changes;
▪	increases in environmental regulations and compliance costs;
▪	cost of power impacted by the price increases of natural gas, the addition of lower cost solid-fuel plants, and the addition of additional generation capacity;
▪	increase in capital and operations and maintenance costs due to higher construction and labor costs;
▪	retention or loss of large industrial customers and municipal franchises;
▪	changes in electric rates compared to customers’ ability to pay;
▪	access to transmission systems;
▪	need for additional transmission capacity for reliability purposes;
▪	turmoil in the credit markets and global economy; and
▪	implementation of automated metering initiatives or smart grid technologies.

For more information on energy legislation in regulatory matters that could affect Cleco, see “— Financial Condition — Market Restructuring — Wholesale Electric Markets.”

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Cleco Power’s revenues and earnings also are substantially affected by regulatory proceedings known as rate cases.  During those cases, the LPSC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its customers through the rates charged for electric service.  These proceedings may examine, among other things, the prudence of Cleco Power’s operation and maintenance practices, level of subject expenditures, allowed rates of return, and previously incurred capital expenditures.  The LPSC has the authority to disallow costs found not to have been prudently incurred.  These regulatory proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or reducing rates.  Rate cases generally have long timelines, which may be limited by statute.  Decisions are typically subject to appeal, potentially leading to additional uncertainty.
In October 2009, the LPSC voted unanimously to approve the retail rate plan that Cleco Power filed to increase its base rates for electricity.  The retail rate plan became effective upon the commercial operation of Rodemacher Unit 3, which was February 12, 2010.  For additional information see “— Overview — Cleco Power.”

Other expenses are primarily affected by the following factors:
The majority of Cleco Power’s non-fuel cost recovery expenses consist of other operations, maintenance, depreciation, and taxes other than income taxes.  Other operations expenses are affected by, among other things, the cost of employee benefits, insurance expenses, and the costs associated with energy delivery and customer service.  Maintenance expenses associated with Cleco Power’s plants generally depend upon their physical characteristics, as well as the effectiveness of their preventive maintenance programs.  Transmission and distribution maintenance expenses are generally affected by the level of repair and rehabilitation of lines to maintain reliability.  Depreciation expense primarily is affected by the cost of the facility in service, the time the facility was placed in service, and the estimated useful life of the facility.  Taxes other than income taxes generally include payroll taxes and ad valorem taxes.  Cleco Power anticipates certain non-fuel cost recovery expenses to be higher in 2010 compared to 2009.  These expenses include higher depreciation expense, higher generation expenses related to operations and maintenance, and higher salaries and benefits.  In addition, Cleco Power expects the implementation of the Pension Protection Act, in conjunction with material pension plan portfolio losses in 2008, will result in annual pension contributions going-forward that are significantly higher than estimates calculated in prior years.  For additional information, see “— Regulatory Matters — Pension Protection Act of 2006.”

Cleco Power’s Results of Operations —
Year ended December 31, 2009,
Compared to Year ended December 31, 2008

			FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue
Base	$355,091	$352,120	$2,971	0.8%
Fuel cost recovery	453,555	680,850	(227,295)	(33.4)%
Other operations	33,558	36,675	(3,117)	(8.5)%
Affiliate revenue	23	29	(6)	(20.7)%
Intercompany revenue	1,372	2,008	(636)	(31.7)%
Total operating revenue	843,599	1,071,682	(228,083)	(21.3)%
Operating expenses
Fuel used for electric generation – recoverable	253,911	226,250	(27,661)	(12.2)%
Power purchased for utility customers – recoverable	199,619	454,649	255,030	56.1%
Non-recoverable fuel and power purchased	24,832	26,068	1,236	4.7%
Other operations	99,704	93,288	(6,416)	(6.9)%
Maintenance	47,179	43,030	(4,149)	(9.6)%
Depreciation	77,064	76,420	(644)	(0.8)%
Taxes other than income taxes	29,758	31,011	1,253	4.0%
Loss on sales of assets	70	-	(70)	-
Total operating expenses	732,137	950,716	218,579	23.0%
Operating income	$111,462	$120,966	$(9,504)	(7.9)%
Interest income	$1,449	$3,943	$(2,494)	(63.3)%
Allowance for other funds used during construction	$73,269	$64,953	$8,316	12.8%
Other income	$2,370	$1,467	$903	61.6%
Other expense	$3,525	$2,258	$(1,267)	(56.1)%
Interest charges	$58,562	$47,283	$(11,279)	(23.9)%
Federal and state income taxes	$15,297	$27,956	$12,659	45.3%
Net income	$111,166	$113,832	$(2,666)	(2.3)%

Cleco Power’s net income for 2009 decreased $2.7 million, or 2.3%, compared to 2008.  Contributing factors include:

▪	higher other operations and maintenance expenses,
▪	higher interest charges,
▪	lower interest income,
▪	lower other operations revenue, and
▪	higher other expense.

These were partially offset by:

▪	higher allowance for other funds used during construction,
▪	higher base revenue,
▪	lower effective income tax rate,
▪	lower taxes other than income taxes, and
▪	lower non-recoverable fuel and power purchased.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(MILLION kWh)	2009	2008	(UNFAVORABLE)
Electric sales
Residential	3,637	3,545	2.6%
Commercial	2,484	2,450	1.4%
Industrial	2,232	2,898	(23.0)%
Other retail	136	134	1.5%
Total retail	8,489	9,027	(6.0)%
Sales for resale	560	441	27.0%
Unbilled	60	16	275.0%
Total retail and wholesale customer sales	9,109	9,484	(4.0)%

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(THOUSANDS)	2009	2008	(UNFAVORABLE)
Electric sales
Residential	$157,672	$154,001	2.4%
Commercial	95,453	94,226	1.3%
Industrial	50,957	55,560	(8.3)%
Other retail	5,715	5,589	2.3%
Storm surcharge	19,661	21,105	(6.8)%
Total retail	329,458	330,481	(0.3)%
Sales for resale	23,371	19,685	18.7%
Unbilled	2,262	1,954	15.8%
Total retail and wholesale customer sales	$355,091	$352,120	0.8%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

			FOR THE YEAR ENDED DECEMBER 31,
				2009 CHANGE
	2009	2008	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	2,977	2,923	2,662	1.8%	11.8%
Heating degree-days	1,447	1,437	1,645	0.7%	(12.0)%

Base
Base revenue during 2009 increased $3.0 million, or 0.8%, compared to 2008 primarily due to Cleco Power providing service to a new wholesale customer that commenced in April 2009 and higher residential sales primarily from an increase in the number of customers served.  Partially offsetting these increases were lower sales to industrial customers largely as a result of decreased production at one of Cleco Power’s large industrial customers and the start of a large customer cogenerating a portion of its electricity requirements.  Cleco Power’s future industrial sales, including customers in the wood and paper industries, may continue to decrease as a result of customers beginning self-generation operations and customers decreasing their production lines.  In December 2009, one of Cleco Power’s large industrial customers closed its operations.  Cleco Power’s annual base revenue billings to this customer were expected to be approximately $2.3 million in 2010.  For information on other effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see Part I, Item 1A, “Risk Factors — Future Electricity Sales.”  When Rodemacher Unit 3 achieved commercial operations on February 12, 2010, Cleco Power began returning amounts collected to customers, as established in Cleco Power’s retail rate plan over a period of five years.  Over the five-year period, base revenue will be reduced $40.2 million, representing the amortization of this regulatory asset.  For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities — Deferred Construction Carrying Costs.”

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during 2009 compared to 2008 decreased $227.3 million, or 33.4%, primarily due to decreases in the per-unit cost and volume of power purchased for utility customers.  Partially offsetting the decrease were increases in the per-unit cost and volume of fuel used for electric generation.

Other Operations
Other operations revenue decreased $3.1 million, or 8.5%, in 2009 compared to 2008, primarily due to $2.6 million of lower transmission revenue, customer fees, and pole attachment revenue.  Also contributing to the decrease was a $0.5 million net loss relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer.  For information on Cleco’s energy commodity activities, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses decreased $218.6 million, or 23.0%, in 2009 compared to 2008.  Fuel used for electric generation (recoverable) increased $27.7 million, or 12.2%, primarily due to higher per-unit costs of fuel used as compared to the same period of 2008, as a result of realized losses on fuel hedging due to lower natural gas prices.  Also contributing to the increase were higher fuel costs deferred in prior periods and higher volumes of fuel used for electric generation.  Power purchased for utility customers (recoverable) decreased $255.0 million, or 56.1%, largely due to lower per-unit costs and volumes of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $1.2 million, or 4.7%, primarily due to lower non-recoverable expenses primarily related to fixed-price power being provided to a wholesale customer.  Partially offsetting this decrease were higher net capacity charges.  Other operations expense increased $6.4 million, or 6.9%, primarily due to higher general liability expense, and higher employee benefit costs and administrative expenses.  Maintenance expenses during 2009 increased $4.1 million, or 9.6%, compared to 2008 primarily due to a planned major outage at one of Cleco Power’s generating facilities during 2009.  Taxes other than income taxes

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

decreased $1.3 million, or 4.0%, primarily due to lower franchise fees.

Interest Income
Interest income decreased $2.5 million, or 63.3%, during 2009 compared to 2008 primarily due to a lower recovery of interest costs relating to Cleco Power’s lower balance of deferred lignite mining costs and lower interest rates and lower average investment balances.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $8.3 million, or 12.8%, during 2009 compared to 2008 primarily due to increased construction activity at Rodemacher Unit 3.  Allowance for other funds used during construction comprised 65.9% of Cleco Power’s net income for 2009, compared to 57.1% for 2008.  Through December 2009, Cleco Power was recording AFUDC associated with the construction of Rodemacher Unit 3.  Cleco Power ceased recording AFUDC related to Rodemacher Unit 3 on February12, 2010, the commercial operation date of Rodemacher Unit 3.

Other Income
Other income increased $0.9 million, or 61.6%, during 2009 compared to 2008 primarily due to higher revenue from mutual assistance to other utilities for restoration efforts, partially offset by other miscellaneous income.

Other Expense
Other expense increased $1.3 million, or 56.1%, during 2009 compared to 2008 primarily due to higher expenses from mutual assistance to other utilities for restoration efforts.

Interest Charges
Interest charges increased $11.3 million, or 23.9%, during 2009 compared to 2008 primarily due to $8.3 million related to the May 2008 issuance of senior notes, $6.6 million related to the December 2008 issuance of GO Zone bonds, $2.5 million on tax related items, $1.2 million related to the March 2008 issuance of storm recovery bonds, and $1.1 million related to solid waste disposal facility bonds.  Partially offsetting these increases were the capitalization of an additional $6.5 million of allowance for borrowed funds used during construction associated with Rodemacher Unit 3 and $1.9 million of lower net other miscellaneous charges.

Income Taxes
Federal and state income taxes decreased $12.7 million, or 45.3%, during 2009 compared to 2008, primarily due to a decrease in pre-tax income, excluding equity AFUDC, and the flow through of state tax benefits to customers.  The effective income tax rate is less than the expected statutory rate due to the significant impact of flow-through treatment on electric plant-related differences such as equity AFUDC.

MIDSTREAM

Significant Factors Affecting Midstream

Earnings are primarily affected by the following factors:
Midstream’s equity earnings from investees were derived in 2009 primarily from the Evangeline Tolling Agreement with JPMVEC, which prior to November 2007, was with Williams, and from its 50% interest in Acadia, which derived its revenue from energy sales.  In 2009, Acadia’s revenues were primarily derived from two short-term capacity agreements with Cleco Power and NRG Power Marketing, Inc. that were managed by the third party marketer.  On February 22, 2010, Evangeline and JPMVEC terminated the existing tolling agreement and entered into a new tolling agreement.  Revenue from tolling contracts generally is affected by the availability and efficiency of the facility and the level at which it operates.  A facility’s availability requirements can be satisfied by providing replacement power to the tolling counterparties.  A tolling agreement gives the tolling counterparty the right to own, dispatch, and market all of the electric generation capacity of the respective facility.  JPMVEC is responsible for providing its own natural gas to Evangeline.  JPMorgan Chase & Co. guaranteed JPMVEC’s obligations under the Evangeline Tolling Agreement and is also guaranteeing JPMVEC’s obligations under the Evangeline 2010 Tolling Agreement.
Under the tolling agreement, JPMVEC pays Evangeline a fixed fee and a variable fee for operating and maintaining the facility.  The Evangeline Tolling Agreement was accounted for as an operating lease.  For additional information on Cleco’s operating leases, see “— Critical Accounting Policies — Midstream.”  Equity income from the Evangeline Tolling Agreement correlated with the seasonal usage of the plant.  Evangeline’s 2009 revenue was recognized in the following manner:

▪	17% in the first quarter;
▪	22% in the second quarter;
▪	43% in the third quarter; and
▪	18% in the fourth quarter.

Evangeline’s 2010 revenue is anticipated to be recognized in a similar manner; however, revenue under the Evangeline 2010 Tolling Agreement will be reflected in operating revenue.  The new tolling agreement will be accounted for as an operating lease.  For additional information on recognition of revenue from the Evangeline Tolling Agreement, see “— Critical Accounting Policies — Midstream” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Revenue and Fuel Costs — Equity Income” and Note 23 — “Subsequent Events — Evangeline Transactions.”
For additional information on the factors affecting Midstream, see Part I, Item 1A, “Risk Factors — Evangeline and Acadia Generation Facilities.”

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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

Other Factors Affecting Midstream

Evangeline
In accordance with the authoritative guidance on consolidations, Cleco reported its investment in Evangeline on the equity method of accounting and reflected Evangeline’s net operating results in the equity income (loss) from investees’ line during 2009 and prior years presented.  Effective January 1, 2010, the requirements for consolidation changed.  On and after January 1, 2010, Evangeline’s assets, liabilities, revenues, expenses, and cash flows will be presented in the appropriate line items of the consolidated financial statements.  For additional information, see “— Critical Accounting Policies” below.  For additional information on the consolidation guidelines and the equity method of accounting related to Evangeline, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees.”  On February 22, 2010, Evangeline and JPMVEC executed the Evangeline 2010 Tolling Agreement.  For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 23 — Subsequent Events — Evangeline Transactions.”

Midstream’s Results of Operations —
Year ended December 31, 2009,
Compared to Year ended December 31, 2008

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2009	2008	VARIANCE	CHANGE
Operating revenue
Other operations	$1	$1	$-	-
Affiliate revenue	8,748	7,920	828	10.5%
Total operating revenue	8,749	7,921	828	10.5%
Operating expenses
Other operations	6,292	6,670	378	5.7%
Maintenance	3,887	3,800	(87)	(2.3)%
Depreciation	177	307	130	42.3%
Taxes other than income taxes	403	395	(8)	(2.0)%
Loss (gain) on sales of assets	5	(99)	(104)	(105.1)%
Total operating expenses	10,764	11,073	309	2.8%
Operating loss	(2,015)	(3,152)	1,137	36.1%
Equity loss from investees	$(19,339)	$(7,037)	$(12,302)	(174.8)%
Federal and state income tax benefit	$(11,027)	$(7,182)	$3,845	53.5%
Net loss	$(17,730)	$(10,017)	$(7,713)	(77.0)%

Factors affecting Midstream during 2009 are described below.

Operating Revenue
Operating revenue increased $0.8 million, or 10.5%, in 2009 compared to 2008.  The increase was primarily due to additional employees hired by Generation Services for the benefit of Midstream to provide power plant operations, maintenance, and engineering services to Acadia and Evangeline.  As a result, revenue associated with these services is included in affiliate revenue.

Operating Expenses
Operating expenses decreased $0.3 million, or 2.8%, in 2009 compared to 2008.  The decrease was primarily due to lower outside consulting fees and lower employee benefit costs and administrative expenses.  These expenses were partially offset by higher expenses due to additional employees hired by Generation Services for the benefit of Midstream to provide power plant operations, maintenance, and engineering services to Acadia and Evangeline.

Equity Loss from Investees
Equity loss from investees increased $12.3 million, or 174.8%, in 2009 compared to 2008.  The increase was due to a $6.3 million decrease in equity earnings at Evangeline and a $6.0 million increase in equity losses at APH.  The decreased earnings at Evangeline were primarily from higher interest related to uncertain tax positions, partially offset by lower maintenance expenses and the absence in 2009 of replacement power purchases that were made in 2008 as a result of an unplanned outage.  The increased loss at APH was primarily due to outages at the facility during 2009, resulting in higher removal and retirement costs and higher turbine and general

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

maintenance expenses.  Also contributing to the increased losses were higher legal fees associated with the sale transactions.  These decreases were partially offset by higher net revenue from Acadia's short-term tolling agreement with Cleco Power and lower depreciation expense resulting from certain Acadia assets meeting the criteria of assets held for sale, at which point depreciation of these assets ceased.  For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees — Acadia.”

Income Taxes
Federal and state income taxes decreased $3.8 million, or 53.5%, during 2009 compared to 2008, primarily due to a decrease in pre-tax income.

Cleco Consolidated Results of Operations —
Year ended December 31, 2008,
Compared to Year ended December 31, 2007

		FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue, net	$1,080,198	$1,030,616	$49,582	4.8%
Operating expenses	965,321	933,072	(32,249)	(3.5)%
Operating income	$114,877	$97,544	$17,333	17.8%
Interest income	$5,417	$11,754	$(6,337)	(53.9)%
Allowance for other funds used during construction	$64,953	$32,955	$31,998	97.1%
Equity (loss) income from investees	$(5,542)	$93,148	$(98,690)	(105.9)%
Other income	$1,263	$29,531	$(28,268)	(95.7)%
Other expense	$7,970	$4,405	$(3,565)	(80.9)%
Interest charges	$52,400	$37,966	$(14,434)	(38.0)%
Federal and state income taxes	$18,457	$70,772	$52,315	73.9%
Net income applicable to common stock	$102,095	$151,331	$(49,236)	(32.5)%

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
Allowance for other funds used during construction increased $32.0 million, or 97.1%, in 2008 compared to 2007, primarily due to increased construction activity at Rodemacher Unit 3.
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
Federal and state income taxes decreased $52.3 million, or 73.9%, in 2008 compared to 2007 primarily due to a decrease in pre-tax income, excluding equity AFUDC.  The effective income tax rate is less than the expected statutory rate due to the significant impact of flow-though treatment on electric plant-related differences such as equity AFUDC.
Results of operations for Cleco Power and Midstream are more fully described below.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Cleco Power’s Results of Operations —
Year ended December 31, 2008,
Compared to Year ended December 31, 2007

			FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue
Base	$352,120	$353,562	$(1,442)	(0.4)%
Fuel cost recovery	680,850	634,631	46,219	7.3%
Other operations	36,675	35,176	1,499	4.3%
Affiliate revenue	29	42	(13)	(31.0)%
Intercompany revenue	2,008	2,008	-	-
Total operating revenue	1,071,682	1,025,419	46,263	4.5%
Operating expenses
Fuel used for electric generation – recoverable	226,250	264,975	38,725	14.6%
Power purchased for utility customers – recoverable	454,649	369,659	(84,990)	(23.0)%
Non-recoverable fuel and power purchased	26,068	24,567	(1,501)	(6.1)%
Other operations	93,288	97,320	4,032	4.1%
Maintenance	43,030	46,704	3,674	7.9%
Depreciation	76,420	78,522	2,102	2.7%
Taxes other than income taxes	31,011	37,658	6,647	17.7%
Loss on sales of assets	-	15	15	100.0%
Total operating expenses	950,716	919,420	(31,296)	(3.4)%
Operating income	$120,966	$105,999	$14,967	14.1%
Interest income	$3,943	$5,422	$(1,479)	(27.3)%
Allowance for other funds used during construction	$64,953	$32,955	$31,998	97.1%
Interest charges	$47,283	$29,565	$(17,718)	(59.9)%
Federal and state income taxes	$27,956	$29,613	$1,657	5.6%
Net income	$113,832	$84,673	$29,159	34.4%

Cleco Power’s net income for 2008 increased $29.2 million, or 34.4%, compared to 2007.  Contributing factors include:

▪	higher allowance for other funds used during construction,
▪	lower other operations and maintenance expenses,
▪	lower taxes other than incomes taxes,
▪	lower depreciation expense, and
▪	higher other operations revenue.

These were partially offset by:

▪	higher interest charges,
▪	lower interest income,
▪	higher non-recoverable fuel and power purchased, and
▪	lower base revenue.

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(MILLION kWh)	2008	2007	(UNFAVORABLE)
Electric sales
Residential	3,545	3,596	(1.4)%
Commercial	2,450	2,478	(1.1)%
Industrial	2,898	3,008	(3.7)%
Other retail	134	135	(0.7)%
Total retail	9,027	9,217	(2.1)%
Sales for resale	441	473	(6.8)%
Unbilled	16	(19)	184.2%
Total retail and wholesale customer sales	9,484	9,671	(1.9)%

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(THOUSANDS)	2008	2007	(UNFAVORABLE)
Electric sales
Residential	$154,001	$157,521	(2.2)%
Commercial	94,226	93,644	0.6%
Industrial	55,560	56,534	(1.7)%
Other retail	5,589	5,702	(2.0)%
Storm surcharge	21,105	24,170	(12.7)%
Total retail	330,481	337,571	(2.1)%
Sales for resale	19,685	16,614	18.5%
Unbilled	1,954	(623)	413.6%
Total retail and wholesale customer sales	$352,120	$353,562	(0.4)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

			FOR THE YEAR ENDED DECEMBER 31,
				2008 CHANGE
	2008	2007	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	2,923	2,999	2,663	(2.5)%	9.8%
Heating degree-days	1,437	1,411	1,654	1.8%	(13.1)%

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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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

Operating Expenses
Operating expenses increased $31.3 million, or 3.4%, in 2008 compared to 2007.  Fuel used for electric generation (recoverable) decreased $38.7 million, or 14.6%, primarily due to lower per-unit costs of fuel used as compared to the same period of 2007, as a result of realized gains on fuel hedging due to the price volatility of natural gas.  Partially offsetting this decrease were higher volumes of fuel used for electric generation, primarily from the absence in 2008 of plant outages as compared to the same period of 2007.  Power purchased for utility customers (recoverable) increased $85.0 million, or 23.0%, primarily due to higher per-unit costs of purchased power.  Partially offsetting this increase were lower volumes of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased increased $1.5 million, or 6.1%, primarily due to higher capacity payments made during 2008.  Other operations expense decreased $4.0 million, or 4.1%, primarily due to lower employee benefit costs and administrative expenses.  Maintenance expenses during 2008 decreased $3.7 million, or 7.9%, compared to 2007 primarily due to less distribution and generating station maintenance work performed during 2008.  Depreciation expense decreased $2.1 million, or 2.7%, primarily due to $3.6 million of lower storm amortization costs, partially offset by $1.5 million related to normal recurring additions to fixed assets.  Taxes other than income taxes decreased $6.6 million, or 17.7%, primarily due to a change in the accounting treatment of city franchise fees as a result of an LPSC order and lower property taxes.

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

Income Taxes
Income tax expense decreased $1.7 million, or 5.6%, during 2008 compared to 2007, primarily due to a decrease in pre-tax income excluding equity AFUDC.  The effective income tax rate is less than the expected statutory rate due to the significant impact of flow-through treatment on electric plant-related differences such as equity AFUDC.

Midstream’s Results of Operations —
Year ended December 31, 2008,
Compared to Year ended December 31, 2007

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue
Other operations	$1	$16	$(15)	(93.8)%
Affiliate revenue	7,920	5,050	2,870	56.8%
Operating revenue	7,921	5,066	2,855	56.4%
Operating expenses
Other operations	6,670	6,289	(381)	(6.1)%
Maintenance	3,800	2,499	(1,301)	(52.1)%
Depreciation	307	306	(1)	(0.3)%
Taxes other than income taxes	395	316	(79)	(25.0)%
Gain on sales of assets	(99)	-	99	-
Total operating expenses	11,073	9,410	(1,663)	(17.7)%
Operating loss	(3,152)	(4,344)	1,192	27.4%
Interest income	-	1,047	(1,047)	(100.0)%
Equity (loss) income from investees	$(7,037)	$91,581	$(98,618)	(107.7)%
Other income	$-	$27,924	$(27,924)	(100.0)%
Other expense	$32	$1,253	$1,221	97.4%
Interest charges	$6,978	$19,053	$12,075	63.4%
Federal and state income tax (benefit) expense	$(7,182)	$36,585	$43,767	119.6%
Net (loss) income	$(10,017)	$59,317	$(69,334)	(116.9)%

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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

Equity Income from Investees
Equity income from investees decreased $98.6 million, or 107.7%, in 2008 compared to 2007.  The decrease was due to a $91.5 million decrease in equity earnings at APH and a $7.1 million decrease at Evangeline.  This decrease at APH was primarily due to the absence in 2008 of the settlement of Acadia’s pre-petition unsecured claims against CES and Calpine and amounts received by APH in 2007 relating to CAH’s 50% equity ownership interest in Acadia.  Partially offsetting these decreases was an impairment loss recorded during 2007.  The decrease at Evangeline was primarily due to higher maintenance expenses largely relating to a planned combustion turbine major inspection outage during 2008, higher maintenance expenses under Evangeline’s long-term maintenance contract, and higher other unplanned maintenance expenses as compared to 2007.  As previously discussed, Midstream’s ownership interests in Perryville and Attala were transferred to Cleco Corporation effective February 1, 2007, and are no longer reported as equity income from investees on Midstream’s financial statements.  In accordance with the authoritative guidance on segment reporting, operating results for prior periods have been adjusted to reflect this new structure.  For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Disclosures about Segments.”

Other Income
Other income decreased $27.9 million, or 100.0%, during 2008 compared to 2007, as a result of amounts being received by APH during 2007 relating to Cajun’s purchase of CAH’s 50% equity ownership interest in Acadia.  Of this amount, $25.0 million represented consideration of APH’s guaranteed payments from Acadia and $2.9 million represented break-up fees.

Other Expense
Other expense decreased $1.2 million, or 97.4%, during 2008 compared to 2007, primarily due to APH’s payment during 2007 to acquire Calpine’s interest in Acadia’s claim against Cleco Power regarding a potential electric metering error at the Acadia facility.

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

CLECO POWER LLC — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2009 and the year ended December 31, 2008, see “Results of Operations — Cleco Power’s Results of Operations — Year ended December 31, 2009, Compared to Year ended December 31, 2008.”
For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2008, and the year ended December 31, 2007, see “Results of Operations — Cleco Power’s Results of Operations — Year ended December 31, 2008, Compared to Year ended December 31, 2007.”
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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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
Cleco believes that the following are the most significant critical accounting policies for the Company:

▪
Cleco accounts for pensions and other postretirement benefits under applicable GAAP.  To determine assets, liabilities, income, and expense relating to pension and other postretirement benefits, management must make assumptions about future trends.  Assumptions and estimates include, but are not limited to, discount rate, expected return on plan assets, future rate of compensation increases, and medical inflation trend rates.  These assumptions are reviewed and updated on an annual basis.  Changes in the rates from year to year and newly enacted laws could have a material effect on Cleco’s financial condition and results of operations by changing the recorded assets, liabilities, income, expense, or required funding of the pension plan obligation.  One component of pension expense is the expected return on plan assets.  It is an assumed percentage return on the market-related value of plan assets.  The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses.  Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period.  The 2009 return on pension plan assets was 16.0% compared to an expected long-term return of 7.8%.  For 2008, the return on plan assets was (26.9)% compared to an expected long-term return of 8.4%.  During 2009, Cleco reduced its expected long-term return on plan assets from 8.4% to 7.8%.  The reduction caused an increase in net pension expense of approximately $1.4 million in 2009.

Cleco uses the Citigroup Pension Liability Index, adjusted for differences in cash flows, in determining the discount rate applied to its pension plans.  Management believes the use of the Citigroup Pension Index, as adjusted, is appropriate because the index’s cash flows are materially similar to those of Cleco’s pension plans.  As a result of the annual review of assumptions, the discount rate decreased from 6.01% to 5.91%.
A change in the assumed discount rate creates a deferred actuarial gain or loss.  Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created.  When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created.  Actuarial gains and losses also are created when actual results, such as assumed compensation increases, differ from assumptions.  The net of the deferred gains and losses is amortized to pension expense over the average service life of the remaining plan participants, 16 years for Cleco’s plan, when it exceeds certain thresholds.  This approach to amortization of gains and losses has the effect of reducing the volatility of pension expense attributable to investment returns.  Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.
The decrease in the discount rate combined with accumulated differences between assumed long-term return on plan assets and actual return is expected to increase pension expense by $0.4 million in 2010 compared to 2009.  Since both assumptions are evaluated yearly, the increase may not extend past 2010.
Cleco Power made $18.8 million of discretionary contributions to the pension plan during 2009 as compared to a $6.0 million discretionary contribution to the pension plan in 2008 and none in 2007.  Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction and requirements concerning recognizing a minimum pension liability.  Currently, Cleco Power expects to be required to make $70.0 million in contributions to the pension plan over the next five years.  The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years.  The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets.  For additional information on pensions and other postretirement benefits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Pension Plan and Employee Benefits.”
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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Effective January 1, 2007, Cleco adopted the provisions of the authoritative guidance relating to uncertain tax positions.  The guidelines require management to estimate the reliability of positions taken on tax returns.  These estimates could differ significantly from the ultimate outcome.  For additional information on the adoption of these guidelines, see Item 8, “Financial Statements and Supplemental Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Authoritative Guidance.”
▪
Cleco Corporation consolidates entities as required by GAAP.  Generally, a parent consolidates entities in which it controls, either directly or indirectly, the majority of the voting interest.  Additionally, a parent could be required to consolidate an entity in which it does not control a majority voting interest if the subsidiary is a variable interest entity and meets certain criteria making the parent the primary beneficiary of an entity.  An entity is a variable interest entity if it lacks the ability to finance its activities without support from other parties; if its owners lack controlling financial interest in the entity; or if the entity either conducts substantially all of its activities with or on behalf of an investor or if voting rights are disproportional to risks and rewards.  While consolidation or the equity method of accounting will not affect net income applicable to common shareholders, it may affect specific line items within the income statement, such as revenue, specific expense line items, and income from equity investees.  Consolidation or the equity method of accounting of an entity will affect specific balance sheet items such as property, plant and equipment and long-term debt, which will cause changes in total assets and total liabilities.  Shareholders’ equity should not be affected by consolidation or the equity method of accounting of entities.  Effective January 1, 2010, the requirements for consolidation changed.  The implementation of this amendment on January 1, 2010, required Cleco Corporation to consolidate three wholly owned subsidiaries that had been accounted for using the equity method.  Prior to January 1, 2010, Perryville, Attala, and Evangeline were presented in the consolidated financial statements;

o	All entities’ results of operations before taxes as one line item on the consolidated statements of income entitled Equity (loss) income from investees,
o	All entities’ assets and liabilities on the consolidated balance sheets as one line item entitled Equity investment in investees, and
o	All entities’ cash flows in the consolidated statement of cash flows as return on equity investment in investee, return of equity investment in investee and equity investment in investee.

On and after January 1, 2010, all entities’ assets, liabilities, revenues, expenses and cash flows will be presented on the appropriate line items of the consolidated financial statements.  Cleco has chosen to implement the consolidation prospectively and not retrospectively, therefore the consolidation will not be carried back to comparative prior periods in financial statements issued after implementation.  For additional information on Perryville, Attala and Evangeline, see Item 8, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — Recent Authoritative Guidance” and Note 13 — “Equity Investment in Investees.”
▪
Part of the compensation employees and directors receive is in the form of equity instruments.  The instruments may take the form of restricted stock, stock options, stock equivalent units, or other types of equity instruments as described in the compensatory plans.  Cleco recognizes equity compensation at the grant date fair value for instruments settled in equity and reporting date fair value for equity compensation settled in cash.  Estimates used in the calculation require management judgments and could cause volatility in earnings.  For additional information on stock-based compensation, see Item 8, “Financial Statements and Supplemental Data — Notes to the Financial Statements — Note 7 — Common Stock — Stock-Based Compensation.”

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

▪
The LPSC determines the ability of Cleco Power to recover prudent costs incurred in developing long-lived assets.  If the LPSC was to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss.  At December 31, 2009, the carrying value of Cleco Power’s long-lived assets was $2.2 billion.  Currently, Cleco Power has concluded that none of its long-lived assets are impaired.

▪
Cleco Power has concluded it is probable that regulatory assets can be recovered from ratepayers in future rates.  At December 31, 2009, Cleco Power had $327.5 million in regulatory assets, net of regulatory liabilities.  Actions by the LPSC could limit the recovery of these regulatory assets, causing Cleco Power to record a loss on some or all of the regulatory assets.  For additional information on the LPSC and regulatory assets, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Regulation,” Note 3 — “Regulatory Assets and Liabilities,” and “— Financial Condition — Other Matters — Lignite Deferral.”

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

▪
The LPSC determines the amount and type of fuel and purchased power costs that Cleco Power can charge customers through the fuel adjustment clause.  Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue.  For the years ended December 31, 2009, 2008, and 2007, Cleco Power reported fuel revenue of $453.6 million, $680.9 million, and $634.6 million, respectively.

Midstream
Generally, Midstream is most affected by market conditions and changes in contract counterparty credit ratings and financial condition.  The most important are listed below.

▪
Certain triggering events could cause Midstream to determine that its long-lived assets or its equity method investments may be impaired according to applicable accounting guidance.  Triggering events which apply to long-lived assets include, but are not limited to, a significant decrease in the market value of long-lived assets, significant changes in a tolling agreement counterparty’s financial condition, a significant change in legal factors, such as adverse changes in environmental laws, or a current operating or cash flow loss combined with a projection of continued losses in the future.  An equity method investment is required to be tested for impairment if an “other than temporary” decline in market value occurs.  Any impairment calculated is subject to many assumptions and estimations.  Management must make assumptions about expected future cash flows, long-term interest rates, estimates about the probability of the occurrence of future events, and estimates of market value of assets without a readily observable market price.  Differences between the estimate made at a particular balance sheet date and actual events could cause material adjustments to an impairment charge.  In September 2007, Midstream recognized an impairment of its indirect equity investment in Acadia of $45.8 million.  At December 31, 2009, Midstream had $1.0 million in long-lived assets and $223.7 million in equity method investments.  For additional information on the impairment charges, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees.”

▪
During 2009, Acadia’s long-lived assets met the criteria of held for sale.  When assets are held for sale, depreciation expense ceases to be recognized and the assets are classified as current.  The assets were tested for impairment.  Due to the price for the assets being above the carrying cost, no impairment was recognized.  If events occur that prevent the transaction from closing, some or all of Acadia’s assets might be considered as held for use, impairment recalculated and recognized, and depreciation expense would be recognized.  At December 31, 2009, Acadia had $405.9 million of assets that met the criteria of held for sale.  For additional information on Acadia, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees.”

▪
Midstream records income from Evangeline as income from an equity investment and accounts for the Evangeline Tolling Agreement as an operating lease.  If the tolling agreement was to be modified to the extent that it would make lease accounting no longer appropriate, future results could materially differ from those currently reported.  Under current lease accounting rules, over the first 10 years of the tolling agreement, Evangeline will recognize revenue that will not be billed and collected until the last 10 years of the tolling agreement.  If lease accounting was to cease, the revenue would be recognized as billed, causing the revenue recognized in the first 10 years to be lower than it would have been under lease accounting.  As of December 31, 2009, Evangeline had recorded $26.9 million in revenue that will not be billed and collected until the last 10 years of the tolling agreement, beginning in the year 2010.  If the tolling agreement is modified substantially, the $26.9 million may not be collectible, and Evangeline may be required to incur a loss of some or all of the $26.9 million.  In February 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement.  Under this agreement the existing Evangeline Tolling Agreement was terminated, and the parties entered into the Evangeline 2010 Tolling Agreement, effective March 1, 2010.  The Evangeline 2010 Tolling Agreement expires on December 31, 2011, with an option for JPMVEC to extend the term of the agreement through December 31, 2012.  Also, under the Evangeline Restructuring Agreement, $126.6 million of Evangeline Senior Secured bonds owned by JPMVEC were transferred to Evangeline and subsequently retired by Evangeline and $5.3 million of accrued interest associated with the Evangeline bonds transferred to Evangeline was eliminated.  Cleco received a $56.7 million cash payment from JPMVEC, which was partially a settlement of the $26.9 million operating lease asset that represented the straight line recognition of a fixed escalation.  The Evangeline 2010 Tolling Agreement is expected to produce lower revenues than previously expected under the Evangeline Tolling Agreement.  For additional information on the Evangeline transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 23 — Subsequent Events — Evangeline Transactions.”

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions.  Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s credit rating, the credit rating of Cleco Corporation’s subsidiaries, the cash flows from routine operations, and the credit ratings of project counterparties.  The following table presents the credit ratings of Cleco Corporation, Cleco Power, Evangeline, and Cleco’s tolling agreement counterparty at December 31, 2009:

	MOODY’S		STANDARD & POOR’S
	SENIOR UNSECURED DEBT	SENIOR SECURED DEBT	SENIOR UNSECURED DEBT	SENIOR SECURED DEBT
Cleco Corporation	Baa3	-	BBB-	-
Cleco Power	Baa2	-	BBB	-
Evangeline	-	Ba2	-	-

Tolling Counterparty:
JPMorgan Chase & Co.	Aa3	-	A+	-

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.  Each rating should be evaluated independently of any other rating.
At December 31, 2009, Moody’s and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable.  In November 2009, Moody’s downgraded Cleco Power’s credit rating by one level.  This downgrade placed Cleco Power’s credit rating at Moody’s at a level similar to Cleco Power’s credit rating at Standard & Poor’s.  Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held.  If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to post additional fees and higher interest rates under their bank credit agreements.  Cleco Power’s collateral for derivatives is based on the lower rating held.  If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s or Moody’s, Cleco Power would be required to post additional collateral for derivatives.  For additional information on the impacts of a downgrade in credit ratings, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties — Cleco Power.”
At December 31, 2009, Moody’s outlook for Evangeline was stable.  In February 2010, Evangeline and JPMVEC entered into a new tolling agreement.  JPMorgan Chase & Co. is guaranteeing JPMVEC’s obligations under the Evangeline 2010 Tolling Agreement.  The tolling agreement is the principal source of cash flow for Evangeline.  For more information regarding the Evangeline 2010 Tolling Agreement, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 23 — Subsequent Events — Evangeline Transactions.”
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Rodemacher Unit 3.  Under the terms of the Amended EPC Contract, until the final acceptance of Rodemacher Unit 3, in the event Cleco Power does not maintain a senior unsecured credit rating of either: (i) Baa3 or better from Moody’s or (ii) BBB- or better from Standard & Poor’s, Cleco Power will be required to provide a letter of credit to Shaw in the amount of $20.0 million.  In the event of further downgrade to both of its credit ratings to: (i) Ba2 or below from Moody’s, and (ii) BB or below from Standard & Poor’s, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw.
With respect to any open power or natural gas trading positions that Cleco may initiate in the future, Cleco may be required to provide credit support or pay liquidated damages.  The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price of power and natural gas, the changes in open power and gas positions, and changes in the amount counterparties owe Cleco.  Changes in any of these factors could cause the amount of requested credit support to increase or decrease.

Global Economic Conditions
The current economic conditions may have an impact on Cleco’s business and financial condition.  Although Cleco has not experienced restrictions in the financial markets, Cleco’s ability to access the capital markets may be restricted at a time when Cleco would like, or need, to do so, which could have a material impact on its ability to fund capital expenditures or debt service, or on Cleco’s flexibility to react to changing economic and business conditions. The credit constraints could have a material negative impact on Cleco’s lenders or Cleco’s customers causing them to fail to meet their obligations to Cleco or to delay payment of such obligations.  The lower interest rates that Cleco has been exposed to have been beneficial to recent debt issuances; however, these rates have negatively affected interest income for Cleco’s short-term investments.  Moreover, as a result of the 2008 global economic downturn, the pension plan portfolio experienced significant losses in 2008.  If the market does not continue to improve, the plan could experience more losses in the future.  For a discussion of certain risks related to market conditions, see Item 1A, “Risk Factors — Global Economic Downturn.”

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values.  Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

issuance.  Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes under GAAP.  Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values disclosed without regard to the three levels.  For more information about fair value levels, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Fair Value Accounting.”

Debt
At December 31, 2009, Cleco Corporation was in violation of a covenant under its credit facility, relating to a covenant included in the $50.0 million Cleco Power bank term loan entered into in August 2009.  In February 2010, Cleco Corporation obtained a waiver from its lenders for such non-compliance.  Cleco Corporation paid the lenders no fees related to this waiver.
At December 31, 2009, Cleco Power was in compliance with the covenants in its credit facilities.  In August 2009, Cleco Corporation and Cleco Power entered into amendments to their respective credit facilities that increased thresholds in a representation relating to pension plan obligations above the amount of the current plan assets.  Cleco Corporation and Cleco Power incurred $0.1 million in expenses obtaining bank waivers related to the amendments.  If Cleco Corporation were to default under the covenants in its various credit facilities, it would be unable to borrow additional funds under the facilities.  Further, if Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its credit facility.  The bonds issued by Evangeline are non-recourse to Cleco Corporation, and a default on these bonds would not be considered a default under Cleco Corporation’s credit facility.  If Cleco Corporation’s credit rating were to be downgraded one level below investment grade, Cleco Corporation would be required to pay fees and interest at a rate of 0.45% higher than the current level for its $150.0 million credit facility.  A similar downgrade to the credit ratings of Cleco Power would require Cleco Power to pay fees and interest at a rate of 0.60% higher than the current level on its $275.0 million credit facility.

Cleco Consolidated
Cleco had no short-term debt outstanding at December 31, 2009, or 2008.  At December 31, 2009, Cleco’s long-term debt outstanding was $1.3 billion, of which $11.5 million is long-term debt due within one year, compared to $1.2 billion at December 31, 2008, which included $63.5 million long-term debt due within one year.  The long-term debt due within one year represents $11.5 million of principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.
For Cleco, long-term debt increased $161.4 million during 2009 primarily due to the issuance of $145.0 million of 6.50% senior notes due December 1, 2035, in November 2009, a $65.0 million increase in Cleco Corporation’s credit facility draws, the execution of a $50.0 million variable-rate monthly bank loan in August 2009, and a $19.1 million net increase in long-term capital leases.  These increases were partially offset by the $50.0 million repayment of medium-term notes at maturity in May 2009, the $49.5 million repayment of insured quarterly notes in August 2009, and $13.5 million related to scheduled Cleco Katrina/Rita storm recovery bond principal payments.  During January 2009, Cleco Power entered into a capital lease agreement for barges to be used for fuel transportation for Rodemacher Unit 3, causing a $19.1 million net increase in long-term debt.  For additional information, see “— Cleco Corporation (Holding Company Level)” and “— Cleco Power” below, and also see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Contingencies — Fuel Transportation Agreement.”
At December 31, 2009, and 2008, Cleco had a working capital surplus of $252.1 million and $105.5 million, respectively.  Included in working capital at December 31, 2009 and 2008, was $29.9 million and $62.3 million, respectively, which was restricted for the use of debt payments.  The $146.6 million increase in working capital is primarily due to net proceeds from the issuance of bonds, partially offset by additions to property plant and equipment, including Rodemacher Unit 3.
At December 31, 2009, Cleco’s Consolidated Balance Sheet reflected $2.6 billion of total liabilities compared to $2.3 billion at December 31, 2008.  The $0.3 billion increase in total liabilities was primarily due to increases in long-term debt, total other regulatory liabilities, and uncertain tax positions.  As discussed above, long-term debt increased $161.4 million during 2009.  The $97.3 million increase in total other regulatory liabilities from December 31, 2008, was primarily due to the increase in deferred construction carrying costs of Rodemacher Unit 3.  The increase in uncertain tax positions contributed $39.5 million of the change in total liabilities.  For more information on the deferred construction carrying costs of Rodemacher Unit 3, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities — Deferred Construction Carrying Costs.”  For more information on uncertain tax positions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Income Taxes— Uncertain Tax Positions.”
Cash and cash equivalents available at December 31, 2009, were $145.2 million combined with $315.0 million facility capacity ($40.0 million from Cleco Corporation and $275.0 million from Cleco Power) for total liquidity of $460.2 million.  Cash and cash equivalents available at December 31, 2009 increased $47.7 million when compared to cash and cash equivalents available at December 31, 2008.  This increase is primarily due to the issuance of bonds, reduced by additions to property, plant and equipment, including Rodemacher Unit 3.
At December 31, 2009, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

investments classified as cash equivalents.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  For more on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Fair Value Accounting.”

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at December 31, 2009, or 2008.  At December 31, 2009, Cleco Corporation’s long-term debt outstanding was $95.0 million, of which none was due within one year, compared to $30.0 million of long-term debt of which none was due within one year at December 31, 2008.
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

At December 31, 2009, $95.0 million was outstanding under Cleco Corporation’s $150.0 million credit facility.  The weighted average interest rate of outstanding borrowings under the credit facility at December 31, 2009 was 0.763%.  Off-balance sheet commitments also reduced available borrowings under the credit facility by $15.0 million, leaving available capacity of $40.0 million.  An uncommitted line of credit with a bank in an amount up to $10.0 million is available to support Cleco Corporation’s working capital needs.  For more information about these commitments, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Disclosures about Guarantees.”
Cash and cash equivalents available at December 31, 2009, were $7.1 million, combined with $40.0 million credit facility capacity, for total liquidity of $47.1 million.  Cash and cash equivalents available at December 31, 2009 increased $1.1 million when compared to cash and cash equivalents available at December 31, 2008, primarily due to routine working capital fluctuations.

Cleco Power
There was no short-term debt outstanding at Cleco Power at December 31, 2009, or 2008.  At December 31, 2009, Cleco Power’s long-term debt outstanding was $1.2 billion, of which $11.5 million was due within one year, compared to $1.1 billion at December 31, 2008, of which $63.5 million was due within one year.  The $11.5 million of long-term debt due within one year represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.
For Cleco Power, long-term debt increased $96.4 million during 2009 primarily due to the issuance of $145.0 million of 6.50% senior notes, due December 1, 2035, in November 2009, the execution of a $50.0 million variable-rate monthly bank loan in August 2009, and a $19.1 million net increase in long-term capital leases.  These increases were partially offset by the $50.0 million repayment of a medium-term note at maturity in May 2009, the $49.5 million repayment of insured quarterly notes in August 2009, and $13.5 million of scheduled principal payments for the Cleco Katrina/Rita storm recovery bonds.  During January 2009, Cleco Power entered into a capital lease agreement for barges to be used for fuel transportation for Rodemacher Unit 3, causing a $19.1 million net increase in long-term debt.  For additional information regarding the barge lease, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Contingencies — Fuel Transportation Agreement.”
Cleco Power’s $275.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 0.50%, including facility fees.  The facility includes the following material covenants:

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

▪	a requirement that Cleco Power maintain at all times total indebtedness equal to or less than 65% of total capitalization;
▪	a requirement that Cleco Power maintain a ratio of earnings before interest, taxes, depreciation, and amortization to interest expense as of the end of any fiscal quarter of at least 2.50 to 1.00;
▪	a prohibition against creating liens upon any property, subject to permitted exceptions;
▪	restrictions on merging, consolidating, or selling assets outside the ordinary course of business;
▪	a prohibition against making loans, subject to permitted exceptions; and
▪	a prohibition against amending Cleco Power’s Indenture of Mortgage dated July 1, 1950.

At December 31, 2009, and 2008, Cleco Power had a working capital surplus of $182.7 million and $88.0 million, respectively.  Included in working capital at December 31, 2009 and 2008 was $29.9 million and $62.3 million, respectively, which was restricted for the use of debt payments.  The $94.7 million increase in working capital is primarily due to net proceeds from the issuance of bonds, partially offset by additions to property plant and equipment, including Rodemacher Unit 3.
At December 31, 2009, Cleco Power’s Consolidated Balance Sheet reflected $2.4 billion of total liabilities compared to $2.1 billion at December 31, 2008.  The $0.3 billion increase in total liabilities during 2009 was primarily due to increases in total other regulatory liabilities, long-term debt, and accumulated deferred federal and state income taxes, net.  The $97.3 million increase in total other regulatory liabilities from December 31, 2008, was primarily due to the increase in deferred construction carrying costs of Rodemacher Unit 3.  Long-term debt increased $96.4 million during 2009, as discussed above.  The $47.3 million increase in accumulated deferred federal and state income taxes, net, was primarily due to a change in the tax accounting method for repairs.  For more information on the deferred construction carrying costs of Rodemacher Unit 3, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities — Deferred Construction Carrying Costs.”
At December 31, 2009, no borrowings were outstanding under Cleco Power’s $275.0 million, five-year revolving credit facility.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs.
In August 2009, Cleco Power redeemed all $49.5 million principal amount of its outstanding 6.05% insured quarterly notes due June 2012.  Once redeemed, the notes were replaced with a one-month LIBOR plus 3.00% floating rate bank loan, maturing on August 19, 2012.  In July 2009, Cleco Power locked in a $50.0 million interest rate swap arrangement related to this loan.  This swap was effective on August 19, 2009 and will mature on May 31, 2012.  For additional information, see Part I, Item 1A, “Risk Factors — Interest Rate Swap” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Fair Value Accounting — Interest Rate Swap.”
In October 2009, Cleco Power entered into a treasury rate lock contract in order to mitigate the interest rate exposure on a possible future debt issuance.  The notional amount of the treasury rate lock was $75.0 million.  The reference rate of 4.005% was based on the 30-year treasury note yield as of October 2, 2009.
In November 2009, Cleco Power issued $145.0 million aggregate principal amount of senior unsecured notes as additional notes of a class of $150.0 million senior notes issued in November 2005.  The interest rate for the notes is 6.50%, and the aggregate $295.0 million of the notes mature on December 1, 2035.  The net proceeds from the November 2009 offering were used for general corporate purposes, including financing a portion of the construction costs related to the Acadiana Load Pocket transmission project.
Also in November 2009, Cleco Power settled the treasury rate lock that was entered into in October 2009.  The reference rate, based on the 30-year treasury note yield, on the date of settlement of the treasury rate lock was 4.378%, which resulted in Cleco Power receiving $4.7 million from the counterparty.  The treasury rate lock is considered a derivative instrument that qualifies as a cash flow hedge for accounting purposes.  While the treasury rate lock meets the definition of “highly effective,” it did contain some ineffectiveness relating to the discount period of the treasury rate lock (30 years) as compared to the discount period used to calculate the senior note issuance discount (26 years).  Cleco Power recorded the ineffective portion of $0.4 million as a reduction in interest expense.  The remaining effective portion of $4.3 million was recorded as an increase in accumulated other comprehensive income.  The $4.3 million in accumulated other comprehensive income will be reclassified as a reduction to interest expense over the remaining 26-year life of the senior notes.
Cash and cash equivalents available at December 31, 2009, were $138.1 million, combined with $275.0 million facility capacity for total liquidity of $413.1 million.  Cash and cash equivalents at December 31, 2009 increased $46.6 million, when compared to cash and cash equivalents at December 31, 2008.  This increase is primarily due to cash received from the issuance of bonds, partially offset by additions to property, plant and equipment, including Rodemacher Unit 3.
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included acceptance of an LPSC Staff recommendation that Cleco Power collect from customers an amount equal to 75% of the carrying costs of capital during the construction phase of the unit.  In addition to this recovery, Cleco Power funded the construction costs related to Rodemacher Unit 3 by utilizing cash on hand, available funds from its credit facility, the issuance of long-term debt, and equity contributions from Cleco Corporation.  In October 2009, the LPSC approved Cleco Power’s new retail rate plan, which established that $183.2 million be returned to customers over a five-year period.  Once Rodemacher Unit 3 began commercial operations on

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

February 12, 2010, Cleco Power began refunding the construction carrying costs to customers.  At December 31, 2009, $33.6 million was due to be returned within one year.  For more information regarding the refunding of Rodemacher Unit 3 construction carrying costs, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities — Deferred Construction Carrying Cost.”

Midstream
Midstream had no short- or long-term debt outstanding at December 31, 2009, or 2008.
Evangeline, which is accounted for under the equity method, had no short-term debt outstanding at December 31, 2009, or 2008.  Evangeline had $161.8 million and $168.9 million of long-term debt outstanding at December 31, 2009, and 2008, respectively, in the form of 8.82% Senior Secured bonds due 2019.  Of these amounts, $8.2 million and $7.1 million were due within one year at December 31, 2009, and 2008, respectively.  The Senior Secured bonds issued by Evangeline were non-recourse to Cleco Corporation.  In February 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement.  In conjunction with the agreement, JPMVEC transferred $126.6 million of Senior Secured bonds owned by JPMVEC to Evangeline, which bonds were subsequently retired, and the remaining $35.2 million of principal bonds were called for irrevocable redemption.  For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 23 — Subsequent Events — Evangeline Transactions.”

Cash Generation and Cash Requirements

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At December 31, 2009, and 2008, $56.4 million and $103.0 million of cash, respectively, was restricted on Cleco Corporation’s Consolidated Balance Sheets.  At December 31, 2009, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $22.2 million reserved at Cleco Power for GO Zone project costs, $25.4 million reserved at Cleco Power for future storm restoration costs, and $8.7 million at Cleco Katrina/Rita restricted for payment of operating expenses and interest, and principal on storm recovery bonds.  Restricted cash at Cleco Power at December 31, 2009, decreased $46.5 million compared to December 31, 2008, primarily due to the use of $22.4 million of funds for GO Zone project costs, the release of $14.7 million for the construction of Cleco Power’s solid waste disposal facilities, a $7.5 million net decrease in Cleco Katrina/Rita restricted cash due to the payment of operating expenses and interest, and principal on storm recovery bonds, offset by collections, and Cleco Power’s net use of $1.9 million for approved storm damage costs.
Evangeline’s restricted cash is not reflected in Cleco Corporation’s Consolidated Balance Sheets due to equity method accounting.  Evangeline’s restricted cash at December 31, 2009, and 2008, was $30.1 million and $25.0 million, respectively.  This cash was restricted under Evangeline’s Senior Secured bond indenture for major maintenance expenses and principal and interest payments on the Senior Secured bonds.  In February 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement.  In conjunction with the agreement, Evangeline’s restricted cash will be released to Cleco Corporation.  For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 23 — Subsequent Events — Evangeline Transactions.”

Cleco Cash Flows

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $135.2 million during 2009, $89.5 million in 2008, and $263.0 million in 2007.
Cash provided by operating activities during 2009 increased $45.7 million from 2008, primarily due to higher collections of accounts receivable; increases in customer deposits; lower vendor payments; higher tax refunds; and lower gas prepayments.  These were partially offset by higher purchases of fuel, materials, and supplies inventories, primarily related to preparation for Rodemacher Unit 3 to begin commercial operation; higher postretirement benefit contribution payments into the Cleco pension plan; and a large retainage payment made to Shaw related to work completed on Rodemacher Unit 3.
Cash from operating activities during 2008 decreased $173.5 million from that reported in 2007, primarily due to the absence of proceeds from the 2007 sale of bankruptcy claims, lower dividends from equity investments in Acadia and Evangeline, and higher margin deposits.  These were partially offset by higher collections of customer accounts and lower retainage payments to Shaw related to work completed on Rodemacher Unit 3.

Net Cash Used in Investing Activities
Net cash used in investing activities was $177.2 million during 2009, $368.7 million in 2008, and $480.7 million in 2007.  Net cash used in investing activities in 2009 was lower than 2008 primarily due to transfers from restricted accounts and lower additions to property, plant and equipment related to the Rodemacher Unit 3 project.  Net cash used in investing activities in 2008 was lower than 2007 primarily due to lower additions to property, plant and equipment related to the Rodemacher Unit 3 project.
During 2009, Cleco had additions to property, plant and equipment, net of AFUDC of $177.0 million, a $15.7 million investment in New Market Tax Credits, a $16.9 million investment in Acadia, and a $12.9 million investment in Oxbow.  This was partially offset by the transfer of $46.5 million of cash from restricted accounts, primarily related to solid waste disposal and GO Zone bonds.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

During 2008, Cleco had additions to property, plant and equipment, net of AFUDC, of $270.8 million, a $12.2 million investment in New Market Tax Credits, a $6.4 million investment in Perryville, and $85.0 million of cash became restricted, primarily related to solid waste disposal, GO Zone, and storm restoration bonds. This was partially offset by a $4.0 million return of equity from Evangeline.
During 2007, Cleco had additions to property, plant and equipment, net of AFUDC, of $477.2 million, a $2.2 million investment in company- and trust-owned life insurance policies, and an $8.4 million investment in Acadia.  This was partially offset by a $6.5 million transfer of cash from restricted accounts, primarily related to solid waste disposal bonds.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $89.7 million during 2009, $247.7 million in 2008, and $154.2 million in 2007.  Net cash provided by financing activities in 2009 was lower than 2008 primarily due to lower issuances of long-term debt, partially offset by lower retirements of long-term debt.  Net cash provided by financing activities in 2008 was higher than 2007 primarily due to the issuance of long-term debt, partially offset by retirements of long-term debt and the absence in 2008 of proceeds from the 2007 conversion of stock options to common stock.
During 2009, Cleco received net proceeds of $255.4 million for the issuance of long-term debt, consisting of $145.0 million of long-term bonds, $65.0 million of credit facility draws, and $50.0 million in a bank term loan.  This was partially offset by $114.8 million of cash used for repayment of medium term notes and storm restoration bonds, and $54.2 million used for common stock dividends.
During 2008, Cleco received net proceeds of $651.5 million from the issuance of long-term debt, which was partially offset by $190.0 million of cash used to repay borrowings under Cleco Power’s credit facility, $160.0 million of cash used for repayment of long-term debt, and $54.0 million used for common stock dividends.
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

Cleco Power Cash Flows

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $141.7 million during 2009, $62.1 million in 2008, and $97.6 million in 2007.
Cash provided by operating activities during 2009 increased $79.6 million from 2008, primarily due to higher collections of accounts receivable; increases in customer deposits; lower vendor payments; higher tax refunds; and lower gas prepayments.  These were partially offset by higher purchases of fuel, materials, and supplies inventories, primarily related to preparation for Rodemacher Unit 3 to begin commercial operation; higher postretirement benefit contribution payments into the Cleco pension plan; and a large retainage payment made to Shaw related to work completed on Rodemacher Unit 3.
Cash from operating activities in 2008 decreased $35.5 million from that reported in 2007, primarily due to higher margin deposits and higher materials inventory purchases.  This was partially offset by lower retainage payments to Shaw related to work completed on Rodemacher Unit 3.

Net Cash Used in Investing Activities
Net cash used in investing activities was $142.0 million during 2009, $353.2 million in 2008, and $469.6 million in 2007.  Net cash used in investing activities in 2009 was lower than 2008 primarily due to transfers from restricted accounts and lower additions to property, plant and equipment related to the Rodemacher Unit 3 project.  Net cash used in 2008 was lower than 2007 primarily due to lower additions to property, plant and equipment related to the Rodemacher Unit 3 project.
During 2009, Cleco Power had additions to property, plant and equipment, net of AFUDC of $176.0 million and a $12.9 million investment in Oxbow.  This was partially offset by the transfer of $46.5 million of cash from restricted accounts, primarily related to solid waste disposal and GO Zone bonds.
During 2008, Cleco Power had additions to property, plant and equipment, net of AFUDC of $269.7 million and $85.0 million of cash became restricted, primarily related to solid waste disposal, GO Zone, and storm restoration bonds.
During 2007, Cleco Power had additions to property, plant and equipment, net of AFUDC of $476.2 million.  This was partially offset by the transfer of $6.5 million of cash from restricted accounts, primarily related to solid waste disposal bonds.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $46.8 million during 2009, compared to $370.8 million in 2008, and $282.1 million in 2007.  Net cash provided by financing activities in 2009 was lower than 2008 primarily due to lower issuance of long-term debt and a $30.0 million distribution to Cleco.  This was partially offset by lower retirements of long-term debt.  Net cash provided by financing activities in 2008 was higher than 2007, primarily due to the higher issuance of long-term debt, partially offset by higher retirements of long-term debt and the absence in 2008 of the 2007 net contribution from Cleco.

Shelf Registrations
On October 30, 2009, a registration statement (No. 333-162772) providing for the issuance of up to $300.0 million of Cleco Corporation debt securities was declared effective by the SEC.  At December 31, 2009, all $300.0 million remained available.  On October 30, 2009, a registration statement (No. 333-162773) providing for the issuance of up to $500.0 million of Cleco Power debt securities was declared effective by the SEC.  At December 31, 2009, Registration Statement No.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

333-162773 had remaining capacity allowing for the issuance of up to $355.0 million of debt securities.

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
Cleco’s 2010 expenditures for construction and debt maturity are estimated to total $191.0 million, which includes $179.0 million of estimated construction expenditures, excluding AFUDC, and $12.0 million of estimated debt maturity payments.  Cleco’s 2010 estimated construction expenditures include $55.0 million for Acadiana Load Pocket project costs, excluding AFUDC, and $12.0 million for Rodemacher Unit 3 project costs, excluding AFUDC.
For the five-year period ending in 2014, Cleco’s expenditures for construction and debt maturity are expected to total approximately $1.0 billion, which includes $667.0 million of estimated construction expenditures, excluding AFUDC, and $346.0 million of estimated debt maturity payments.  Approximately 19% of the planned construction expenditures for the five-year period are expected to be for Cleco Power’s portion of the joint project to upgrade the Acadiana Load Pocket transmission system.  Total additional planned Acadiana Load Pocket project costs, excluding AFUDC, are estimated at $124.0 million.  Approximately 2% of the planned construction expenditures for the five-year period is expected to be for Cleco Power’s construction of Rodemacher Unit 3.  Total additional planned Rodemacher project costs, excluding AFUDC, are estimated at $12.0 million.  Approximately 20% of the planned construction expenditures will support line extensions and substation upgrades to accommodate new business and load growth at Cleco Power.  The remaining 59% will be for the rehabilitation of older transmission, distribution, and generation assets at Cleco Power and the purchase of computer hardware and software upgrades for Cleco.
Evangeline’s 2010 expenditures for construction and debt are estimated to total $158.0 million, which includes $3.0 million of estimated construction expenditures and $155.0 million of estimated debt maturity payments.  For the five-year period ending in 2014, Evangeline’s expenditures for construction and debt maturity are expected to total $163.0 million, which includes $5.0 million of estimated construction expenditures and $158.0 million of estimated debt maturity payments.  The construction and debt maturity payments for Evangeline are not included in Cleco’s totals due to the equity method of accounting for Evangeline.  For more information on the equity method of accounting related to Evangeline, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees.”  For information on the maturities of Cleco’s debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt.”
Acadia’s 2010 expenditures for construction and debt maturity are estimated to total $4.0 million, which includes estimated construction expenditures of $4.0 million and no estimated debt payments.  Due to the Cleco Power and Entergy Louisiana transactions, there are no estimated construction costs or debt payments after 2010.  The construction and debt maturity payments for Acadia are not included in Cleco’s totals due to the equity method of accounting.  For more information on the equity method of accounting related to Acadia or the Cleco Power and Entergy Louisiana transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees” and Note 23 — “Subsequent Events — Acadia Transaction.”
Cleco believes cash and cash equivalents on hand, together with cash generated from operations, borrowings from credit facilities, and the net proceeds of any issuances of equity or debt securities, will be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

Cleco Power Construction Overview
Cleco Power’s construction expenditures, excluding AFUDC, totaled $176.0 million in 2009, $269.7 million in 2008, and $476.2 million in 2007.  The decrease in construction expenditures from 2007 through 2009 was primarily due to costs related to the construction at Rodemacher Unit 3.
Cleco Power’s construction expenditures for 2010, excluding AFUDC, are estimated to be $177.0 million.  Cleco Power’s 2010 estimated construction expenditures include $55.0 million for Acadiana Load Pocket project costs, excluding AFUDC, and $12.0 million for Rodemacher Unit 3 project costs, excluding AFUDC.  For the five-year period ending in 2014, estimated construction expenditures are expected to total $663.0 million.  Approximately 19% of the planned construction expenditures for the five-year period are expected to be for Cleco Power’s portion of the joint project to upgrade the Acadiana Load Pocket transmission system.  Total additional planned Acadiana Load Pocket project costs, excluding AFUDC, are estimated at $124.0 million.  Approximately 2% of the planned construction is expected to be for Cleco Power’s construction of Rodemacher Unit 3.  Total additional planned Rodemacher project costs, excluding AFUDC, are estimated at $12.0 million.  Approximately 20% of the planned construction in the five-year period will support line extensions and substation upgrades to accommodate new business and load growth.  The remaining 59% will be for the rehabilitation of older transmission, distribution, and generation assets.
For more information on the Acadiana Load Pocket, see “— Regulatory Matters — Wholesale Rates of Cleco — Acadiana Load Pocket.”
In 2009, 80.5% of Cleco Power’s construction

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

requirements were funded internally.  In 2008 and 2007, 23.0% and 20.5%, respectively, of Cleco Power’s construction requirements were funded internally.  In 2010, 100% of Cleco Power’s construction requirements are expected to be funded internally.  For the five-year period ending 2014, 100% of the remaining construction requirements are expected to be funded internally.  All computations of internally funded construction exclude AFUDC.

Other Subsidiary Construction
Other subsidiaries had construction expenditures of $1.0 million during each of the years ended December 31, 2009, 2008, and 2007.  Other subsidiary expenditures for construction and debt payments in 2010 are estimated to total $2.0 million.  For the five-year period ending 2014, estimated construction expenditures and debt payments are expected to total $3.0 million.  The majority of the planned other construction in the five-year period will consist of upgrades of computer hardware and software for Support Group.

Other Cash Requirements
Cleco Power’s regulated operations and Midstream’s merchant power plants are Cleco’s primary sources of internally generated funds.  These funds, along with the issuance of additional debt and equity in future years, will be used for general corporate purposes, construction, and to repay corporate debt.

Contractual Obligations and Other Commitments
Cleco, in the course of normal business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in Cleco’s Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements.  The obligations listed in the following table do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2009, and represent only the projected future payments that Cleco was contractually obligated to make as of December 31, 2009.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

				PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	4-5 YEARS	MORE THAN 5 YEARS
Cleco Corporation *
Long-term debt obligations (1)	$95,267	$188	$95,079	$-	$-
Operating lease obligations (3)	403	158	231	9	5
Purchase obligations (4)	22,451	11,620	6,235	3,449	1,147
Other long-term liabilities (5)	8,807	147	1,173	342	7,145
Pension obligations (6)	148,481	4,696	10,395	11,319	122,071
Total Cleco Corporation	$275,409	$16,809	$113,113	$15,119	$130,368
Cleco Power
Long-term debt obligations (1)	$2,369,773	$84,277	$218,138	$287,651	$1,779,707
Capital lease obligations (2)	41,747	4,748	9,244	9,256	18,499
Operating lease obligations (3)	40,767	9,354	16,273	8,311	6,829
Purchase obligations (4)	753,785	542,519	163,013	47,325	928
Other long-term liabilities (5)	264,204	61,986	84,713	28,681	88,824
Total Cleco Power	$3,470,276	$702,884	$491,381	$381,224	$1,894,787
Midstream *
Purchase obligations (4)	$8	$8	$-	$-	$-
Other long-term liabilities (5)	231	67	125	39	-
Total Midstream	$239	$75	$125	$39	$-
Total long-term debt obligations (1)	$2,465,040	$84,465	$313,217	$287,651	$1,779,707
Total capital lease obligations (2)	$41,747	$4,748	$9,244	$9,256	$18,499
Total operating lease obligations (3)	$41,170	$9,512	$16,504	$8,320	$6,834
Total purchase obligations (4)	$776,244	$554,147	$169,248	$50,774	$2,075
Total other long-term liabilities (5)	$273,242	$62,200	$86,011	$29,062	$95,969
Total pension obligations (6)	$148,481	$4,696	$10,395	$11,319	$122,071
Total	$3,745,924	$719,768	$604,619	$396,382	$2,025,155

(1)Long-term debt existing as of December 31, 2009, is debt that has a final maturity of January 1, 2011, or later (current maturities of long-term debt are due within one-year).  Cleco’s anticipated interest payments related to long-term debt also are included in this category.  Scheduled maturities of debt will total $11.5 million for 2010 and $1.3 billion for the years thereafter.  These amounts also include capital lease maturities.  For additional information regarding Cleco’s long-term debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt” and “— Debt” above.

(2)Capital leases are maintained in the ordinary course of Cleco’s business activities. These leases include mobile data terminal leases and barges.

(3)Operating leases are maintained in the ordinary course of Cleco’s business activities.  These leases include tolling agreements and towboat, rail car, vehicle, office space, operating facilities, office equipment, and operating equipment leases and have various terms and expiration dates from 1 to 15 years.  For additional information regarding Cleco’s operating leases, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Operating Leases.”

(4)Significant purchase obligations for Cleco are listed below:

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

Power Purchase Agreements:  Cleco Power has entered into agreements with energy suppliers for purchased power to meet system load and energy requirements, replace generation from Cleco Power owned units under maintenance and during outages, and meet operating reserve obligations.  In general, these contracts provide for capacity payments, subject to meeting certain contract obligations, and energy payments based on actual power taken under the contracts.  Cleco Power also has entered into agreements to purchase transmission capacity.  For additional information regarding power purchase agreements, see Part I, Item 1, “Business — Operations — Fuel and Purchased Power — Power Purchases.”

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

Interest Rate Swap:  Cleco Power entered into an interest rate swap to minimize the risk associated with its variable-rate debt obligations.  For additional information regarding the interest rate swap, see Item 8, “Financial Statements and Supplementary Data — Notes to Financial Statements — Note 5 — Fair Value Accounting — Interest Rate Swap."

Purchase orders: Cleco has entered into purchase orders in the course of normal business activities.

(5)Other long-term liabilities primarily consist of obligations for franchise payments, deferred compensation, facilities use, and various operating and maintenance agreements.

(6)Pension obligations consist of obligations for SERP and other postretirement obligations.

For purposes of this table, it is assumed that all terms and rates related to the above obligations will remain the same, and all franchises will be renewed according to the rates used in the table.

*Long-term debt, long-term maintenance agreements, and various other operating and maintenance agreements related to Cleco Corporation’s equity investments in Perryville and Attala, and Midstream’s equity investments in Evangeline and Acadia are not reflected in the chart above.  For additional information on these entities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees.”

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Other Commitments
The obligations listed in the following table represent the projected future payments that Cleco may be obligated to make relative to uncertain tax positions as of December 31, 2009.  For more information on Cleco’s uncertain tax positions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Income Taxes — Uncertain Tax Positions.”

UNCERTAIN TAX POSITIONS (THOUSANDS)	AT DECEMBER 31, 2009
Tax liability	$129,235
Interest	40,518
Total*	$169,753

Cleco	$169,753	(1)
Cleco Power	$106,511	(2)
Midstream	$70,814	(3)
*Uncertain federal and state tax positions as of December 31, 2009, that will be settled at some future date with the IRS and Louisiana Department of Revenue.
(1) Includes interest of $ 40,518
(2) Includes interest of $22,151
(3) Includes interest of $26,387

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
The off-balance sheet commitments are not recognized on Cleco’s Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform the obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of December 31, 2009, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT DECEMBER 31, 2009
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$177,400	$135,000	$42,400	$-
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	-
Cleco Power
Obligations under standby letter of credit issued to Louisiana Department of Labor	3,525	-	3,525	-
Total	$196,425	$135,000	$61,425	$15,000

Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of December 31, 2009, the aggregate guarantee of $177.4 million is limited to $42.4 million due to the performance of some of the underlying obligations that were guaranteed.  Management believes it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims.  The discounted probability-weighted liability under the guarantees and indemnifications as of December 31, 2009, was $0.3 million.
Prior to February 22, 2010, if Evangeline failed to perform certain obligations under the Evangeline Tolling Agreement, Cleco Corporation would have been required to make payments to the Evangeline Tolling Agreement counterparty.  Cleco Corporation’s obligation under the Evangeline commitment was in the form of a standby letter of credit from investment grade banks and was limited to $15.0 million.  Rating triggers did not exist in the Evangeline Tolling Agreement.  Evangeline met its obligations under the Evangeline Tolling Agreement and Cleco Corporation was not required to make payments to the counterparty.  The letter of credit was issued under Cleco Corporation’s credit facility and therefore reduced the amount that could be borrowed under the credit facility.  On February 22, 2010, Evangeline entered into the Evangeline 2010 Tolling Agreement and as a result, the need to provide a letter of credit was terminated.  For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 23 — Subsequent Events — Evangeline Transactions.”
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement.  This guarantee will be effective through the life of the agreement.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $3.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement amended in 2009, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At December 31, 2009, Cleco Power recorded a liability of $3.8 million related to the amended agreement.  The lignite mining contract is in place until 2026 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination dates of the guarantees and standby letters of credit discussed above:

		AT DECEMBER 31, 2009
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$42,900	$-	$-	$-	$42,900
Standby letters of credit	18,525	3,525	-	-	15,000
Total commercial commitments	$61,425	$3,525	$-	$-	$57,900

Inflation
Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged approximately 2.12% during the three years ended December 31, 2009.  Cleco believes inflation, at this level, does not materially affect its results of operations or financial condition.  However, under existing regulatory practice, only the historical cost of a plant is recoverable from customers.  As a result, Cleco Power’s cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant and equipment in future years.

Regulatory Matters

Generation RFP

2008 Short-Term RFP for 2009 Resources
In March 2008, Cleco Power issued a RFP for a minimum of 50 MW up to 450 MW to meet its 2009 capacity and energy requirements.  Cleco Power selected and negotiated a 235-MW peaking product with Acadia.  The product was for supply that started March 1, 2009 and ended October 1, 2009.
On January 6, 2009, Cleco Power issued a RFP for a minimum capacity amount of 50 MW up to 200 MW in order to serve additional load.  Cleco Power has selected and negotiated a 200-MW intermediate product with NRG Power Marketing, Inc.  The product was for supply that started April 1, 2009, and ended November 1, 2009.

2007 Long-Term RFP
In June 2007, Cleco Power filed a proposed RFP with the LPSC for up to approximately 600 MW of intermediate and/or peaking resources to meet projected load growth over a 10-year period beginning in 2010.  To meet these needs, Cleco Power asked for products with a term of 2 to 30 years.  Out of the approximately 600-MW total, up to approximately 350 MW may be sourced from a peaking resource.  After the LPSC review, the RFP was issued in October 2007, and bids were received in December 2007.  On February 26, 2009, Cleco Power announced that it had chosen the acquisition of 50% of the Acadia Power Station, or one of its two 580-MW units, as the lowest bid in its 2007 long-term RFP.  Cleco Power will own and operate one unit and operate the other 580-MW unit on behalf of Acadia or a future owner.  Cleco Power and the parties have executed the definitive agreements.  Cleco Power received LPSC and FERC approvals for the transaction in January 2010 and February 2010, respectively.  Beginning in January 2010, Acadia operated the plant and served Cleco Power under a tolling agreement covering 50% of the Acadia Power Station.  The tolling agreement was approved by the LPSC in October 2009 and by FERC in December 2009.  The tolling agreement was terminated when the transaction closed in February 2010.

Rodemacher Unit 3

Construction
In May 2006, Cleco Power began construction of Rodemacher Unit 3, a 600-MW solid fuel power plant at its Rodemacher facility.  The unit commenced commercial operations on February 12, 2010, approximately four and one-half months behind the originally anticipated date of September 30, 2009.  Rodemacher Unit 3 is in service as Cleco Power has accepted care, custody, and control of its operations.  Rodemacher Unit 3 is capable of burning various solid fuels, but initially will primarily burn petroleum coke produced by several refineries throughout the Gulf Coast region.  Cleco Power has entered into contracts with suppliers to collectively supply over 1.4 million tons of petroleum coke annually for a three-to five-year period beginning in 2009, representing over 90% of Rodemacher Unit 3 fuel requirements for such period.  As of January 31, 2010, Cleco Power had stock piled over 445,000 tons of petroleum coke for future consumption.
In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which provided for substantial completion of the construction of Rodemacher Unit 3 by September 30, 2009.  Pursuant to various amendments, the date was established as September 28, 2009, as a result of a broader settlement of fuel and force majeure related Shaw claims.  Under the amended contract, the lump-sum price is $795.6

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

million.  Various claims remain in dispute resolution between Cleco Power and Shaw including the claims for force majeure related costs, which have been agreed upon as not to exceed $24.0 million, less a settlement credit of $6.0 million.  As of December 31, 2009, Cleco Power had incurred approximately $989.3 million in project costs, including AFUDC.  The Rodemacher Unit 3 budget remains within 1% of its estimated projections, as the resulting additional AFUDC costs from delays were principally offset by Shaw payments for delay liquidated damages under the Amended EPC Contract.  Such amounts withheld as of December 31, 2009 were $9.8 million.  In support of its performance obligations, Shaw, as of December 31, 2009, has provided two letters of credit collectively in the amount of $117.5 million, an additional $0.6 million of payment retainage, as well as a $200.0 million payment and performance bond in favor of Cleco as specified under the Amended EPC Contract.  The retention and letters of credit are provided in support of Shaw’s potential payment of liquidated damages, or other payment performance obligations.

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
A condition within the LPSC’s implementing order requires that Cleco Power submit periodic updates during the construction phase of Rodemacher Unit 3.  At its September 2006 business meeting, the LPSC approved a Rodemacher Unit 3 post-certification monitoring plan that requires, at least quarterly, reports addressing construction progress, expenditures, project financing, environmental compliance, and other related matters.  Cleco Power is in compliance with this monitoring plan.  The monitoring plan will remain in place for at least six months after the unit begins commercial operation, which was February 12, 2010.

Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Environmental Matters.”

Retail Rates of Cleco Power
Retail rates regulated by the LPSC accounted for approximately 95% of Cleco Power’s 2009 and 2008 revenue.

Fuel Rates
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through an LPSC-established fuel adjustment clause that enables Cleco Power to pass onto its customers substantially all such charges.  These fuel and purchased power costs are subject to audit by the LPSC pursuant to the Fuel Adjustment Clause General Order issued in November 1997 in Docket No. U-21497, which anticipates that an audit will be performed not less than every other year.  The LPSC has reviewed Cleco Power’s fuel and purchased power costs through the year 2002 and, in July 2006, began an audit of Cleco Power’s fuel adjustment clause filings for the period January 2003 through December 2004.  In March 2009, the LPSC indicated its intent to proceed with the audit for the years 2003 through 2008.  This review is still pending.  The total amount of fuel expenses included in the audit is approximately $3.2 billion.  Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of these audits, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
To help stabilize electricity costs, the LPSC in 2001 suggested hedging the exposure to natural gas price volatility through the use of financial instruments.  Cleco Power hedges a portion of the projected natural gas volumes used to serve its native electric load during each year.  The hedge quantity is reviewed and adjusted periodically based on projected market indicators.
In February 2008, the LPSC opened an inquiry and issued a request for comments to investigate the potential for incentive-based mechanisms for fuel cost recovery.  In February 2009, the LPSC also reopened a docket to study if Louisiana should have a renewable target or efficiency mandates.  Management is unable to predict the time of completion and cannot determine the impact any potential rulemaking may have on the financial condition and results of operations of Cleco Power.

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
The terms of the then-current RSP were approved by the LPSC in July 2006, and became effective October 1, 2006, along with Cleco Power’s request to extend the terms of the RSP to the commercial operation date of Rodemacher Unit 3, which was February 12, 2010.  The then-current RSP allowed Cleco Power the opportunity to earn a maximum regulated return on equity of 11.65%.  This maximum return was based on a return on equity of 11.25%, with any regulated earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio.  All regulated earnings over 12.25% will be returned to customers.  The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually, based on results for each 12-month period ended September 30.  The RSP terms require the credits to be included on customers’ bills the following summer.
For information concerning amounts accrued and refunded by Cleco Power as a result of the RSP and information

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

on the Staff’s RSP reviews, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Electric Customer Credits.”
In July 2008, Cleco Power filed a request for a new rate plan with the LPSC to increase its base rates for electricity.  Cleco Power sought recovery of revenues sufficient to cover the addition of Rodemacher Unit 3 to its existing expenses and rate base levels.
The new retail rate plan includes a Formula Rate Plan (FRP) that has a target return on equity of 10.7%, including returning to retail customers 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%.  The capital structure assumes an equity ratio of 51.0%.  The FRP also has a mechanism allowing for recovery of future revenue requirements for the Acadiana Load Pocket transmission project and the acquisition of the Acadia Power Station as a result of the Cleco Power 2007 Long-Term RFP.  The retail rate plan allows Cleco Power to propose additional capital projects for inclusion in the FRP to the LPSC during the FRP’s initial four-year term.
In October 2009, the LPSC voted unanimously to approve the retail rate plan for Cleco Power.  The retail rate plan became effective upon the commercial operation of Rodemacher Unit 3, which was February 12, 2010.
The retail rate plan is expected to increase retail base revenues, in the first twelve months of Rodemacher Unit 3 commercial operations, by approximately $173.0 million with an anticipated net billing decrease for retail customers of approximately $40.0 million, or 5.0% (assuming a gas price of $5/MMBtu), including a reduction of approximately $97.0 million resulting from the cessation of collection of and the refund of Rodemacher Unit 3 construction financing based on a five-year crediting period.  The retail rate plan provides for the placement of Rodemacher Unit 3 in rate base and recovery of the operating costs of Rodemacher Unit 3 in rate base and recovery of other costs including costs associated with damage caused by Hurricanes Gustav and Ike.  For information about the risk related to the base rates, see Part I, Item 1A, “Risk Factors — Cleco Power’s Rates.”

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
In September 2008, Cleco Power’s distribution and transmission systems sustained substantial damage from Hurricanes Gustav and Ike.  The current estimate of the cost of restoration for Hurricanes Gustav and Ike totaled approximately $78.7 million, of which approximately 84% related to Hurricane Gustav and the remaining 16% to Hurricane Ike.  Of the $78.7 million, $46.7 million was capitalized, and with approval from the LPSC, the remaining uncapitalized costs were offset against Cleco Power’s existing storm damage reserves. Restoration costs incurred by Cleco Power from damage caused by Hurricanes Gustav and Ike were reviewed by the LPSC as part of the retail rate plan and were found to be prudently incurred; therefore, there was no disallowance of costs.

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
In April 2004, FERC issued an order revising the methodology to be used in assessing whether a jurisdictional electric utility has generation market power, requiring a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates.  Reviews conducted by FERC in 2005 and 2006 of filings submitted by Cleco’s authorized power marketing entities, Cleco Power, Evangeline, and Acadia, concluded that Cleco had demonstrated a lack of market power in Cleco Power’s control area, and the power marketing entities may continue to charge market-based rates for wholesale power.  An updated market power analysis is to be filed with FERC every three years or when a major acquisition takes place.
In June 2009, Cleco Power filed a scheduled market power analysis.  The review conducted by FERC for this filing concluded that Cleco demonstrated a lack of market power in Cleco Power’s control area, and the power marketing entities may continue to charge market-based rates for wholesale power.  Cleco Power anticipates filing another market power analysis after acquiring 50%, or one of the two 580-MW units at Acadia.

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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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

Acadiana Load Pocket
In September 2008, Cleco Power entered into an agreement with Lafayette Utilities System, a municipal utility, and Entergy Gulf States to upgrade interconnected transmission systems in south Louisiana.  The project received the LPSC’s approval in February 2009 and confirmation that it is in the public’s interest.  Also in February 2009, approval was received from the SPP, Cleco Power’s reliability coordinator, to begin construction.  The joint project includes expanding and upgrading the electric transmission infrastructure in south central Louisiana in an area known as the “Acadiana Load Pocket.”
The project includes upgrades to certain existing electric facilities as well as the construction of new substations, transmission lines, and capacitor banks.  The total estimated cost is approximately $250.0 million.  Each utility is responsible for various components of the project.  Cleco Power’s portion of the cost is approximately $150.0 million, including AFUDC.  The first phase of construction began in September 2009, with the final phase scheduled to be completed in 2012.  At December 31, 2009, Cleco Power had spent $13.7 million on the Acadiana Load Pocket project.  Upgrading the interconnected transmission system is expected to increase capacity, reduce transmission constraints, and improve electric service for customers served by all three utilities.

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
In April 2004, Entergy filed at FERC to make potentially significant modifications to its transmission tariff.  The modifications would incorporate an independent third-party entity, the ICT, into its transmission operations, with the ICT having access to pertinent information regarding the Entergy transmission system.  After receiving approval from FERC and state commissions (including the LPSC), the SPP began a four-year trial as Entergy’s acting ICT on November 17, 2006.
In March 2009, FERC required Entergy to explain its plans for a replacement arrangement or its intent to continue the ICT arrangement in its current or a modified form upon expiration of the ICT.  In November 2009, Entergy filed a process for evaluating modifications to, or the replacement of, the current ICT arrangements.
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

Electric Reliability Organization
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards.  In July 2006, FERC named NERC as the ERO that will be required to develop the mandatory reliability standards.  Formed in 1968, NERC’s goal is to help maintain and improve the reliability of North America’s bulk power system.  All public utilities subject to FERC’s authority will be required to comply with the incorporated standards and could be subjected to financial penalties if they violate FERC’s reliability or business practice standards. In March 2007, FERC issued Order No. 693 approving 83 standards submitted by NERC for approval. The rules essentially deal with documentation and the standardization of practices across the industry.  FERC began enforcement of these standards on June 18, 2007. Cleco Power has incorporated these new reliability standards into its operations.  Cleco will continue to monitor and provide input in the development of new proposed standards and will implement processes as necessary to achieve compliance with the standards.
In February 2010, the SPP RE (Southwest Power Pool Regional Entity) notified Cleco that an audit will be conducted of Cleco Corporation to determine its compliance with the NERC Reliability Standard Requirements.  Cleco will be evaluated for compliance with all the NERC Monitored Compliance

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Reliability Standards for 2010 that apply to Cleco based on its registered functions for the three previous years after 2007.  The audit is expected to begin in April 2010.   Management is currently unable to predict the outcome of the audit and whether the result will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
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
In April 2002, the LPSC adopted order R-26172 governing the way electric generation sources are to be solicited and tested versus self-build options of a utility.  Cleco Power conducted a RFP pursuant to this order during 2003.  In January 2004, the LPSC amended its prior order to formally add the requirement that the soliciting utility employ an independent monitor.  The independent monitor’s role is to assure the RFP process is run fairly, that bidder data is treated confidentially, and that no preference is afforded bids from affiliate companies of the utility or the utility’s own self-build proposals.  For additional information on Cleco Power’s 2007 and 2008 RFPs, see “— Regulatory Matters — Generation RFP.”
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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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
In September 2009, in connection with its approval of the Oxbow Lignite Mine acquisition, the LPSC agreed to discontinue benchmarking and the corresponding potential to defer future lignite mining costs while preserving the recovery of the legacy deferred fuel balance previously authorized.  At December 31, 2009, and 2008, Cleco Power had $24.2 million and $26.8 million, respectively, in deferred costs remaining uncollected.

Advanced Metering Infrastructure
In October 2009, Cleco Power received notification of its selection to receive a $20.0 million grant from the DOE to deploy advanced metering infrastructure technology for Cleco Power’s 277,000 customers.  Cleco Power applied to the DOE under a small grant process, which capped the grant award at $20.0 million.  The DOE selected 100 smart-grid initiatives out of approximately 400 applications for funding under the smart-grid investment grant program.  The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009.
Implementing smart-grid technology includes installing smart meters with two-way communication capabilities along with implementing a territory-wide communication network and data management system.  Cleco Power’s primary initial benefit is savings gained through operational efficiencies.  Another benefit is increased information about customer usage, which will give Cleco Power better distribution system planning data, better response to customer usage questions, and faster detection and restoration of system outages.  Future benefits could include providing customers with real-time energy usage information and rate options.
Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million.  Cleco Power is currently reviewing additional actions the DOE may require, whether the LPSC will allow acceptable treatment, and how Cleco plans to fund the remaining $53.0 million.  Cleco Power, therefore, has not yet accepted the DOE grant.  If Cleco Power decides to accept the grant and move forward with the project, the project will be expected to be completed in 2012.

Oxbow Lignite Mine Acquisition
In April 2009, Cleco Power entered into an agreement with SWEPCO to purchase Oxbow from NAC.  In September 2009, the LPSC approved the joint application authorizing the acquisition of Oxbow.  On December 29, 2009, Cleco Power and SWEPCO completed the transaction.  Cleco Power’s 50% portion of the purchase price for the lignite reserves was $12.9 million.  SWEPCO likewise paid $12.9 million for its 50% interest in the lignite reserves.  SWEPCO’s subsidiary, DHLC, acquired the mining equipment and related assets and permits for $15.6 million and will operate the new mine along with its current operations at the Dolet Hills Lignite Mine on similar terms.  The recoverable lignite reserves of approximately 100 million tons contained within the Oxbow Mine permit area, together with the reserves from the Dolet Hills Lignite Mine are expected to be sufficient to fuel the Dolet Hills Power Station until at least 2026.  The existing Red River Lignite Supply and Transportation Agreement with NAC terminated upon the closing of this transaction.

Teche Blackstart Project
In January 2009, Cleco Power filed an application with the LPSC to improve its blackstart process by purchasing a 33-MW gas turbine to be sited at the Teche Power Station and designated as Teche Unit 4.  The purpose of the project is to allow Cleco Power to return its generating system to service more efficiently than is currently possible in the event of a total system shutdown.  As part of the Teche Power Station, Teche Unit 4 will be located in a region known as the Acadiana Load Pocket, an area that has experienced considerable growth in recent years.  Cleco Power chose to acquire a refurbished gas turbine at considerable cost savings as compared to purchasing a similar new unit.  The LDEQ issued an air permit in November 2009.  The LPSC application was approved in December 2009.
At December 31, 2009, Cleco Power had incurred $8.9 million of the estimated $31.0 million total expenditures for this project.  This estimate includes the necessary upgrades to allow the purchased unit to also function as a generation resource suitable for peaking capacity.  Phase I of the project, which included procurement of the gas turbine, has been completed.  Phase II, which includes site construction, is expected to begin in March 2010, and the project is expected to be completed in the second quarter of 2011.

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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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
Cleco expects the implementation of the Pension Protection Act, in conjunction with the material 2008 plan portfolio losses, will result in annual pension contributions going-forward that are significantly higher than those estimates calculated in prior years.  For a discussion of certain risks related to market conditions, see item 1A, “Risk Factors — Global Economic Downturn.”

New Accounting Standards
For discussion of new accounting standards, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Authoritative Guidance.”

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.  Recent market conditions have limited the availability and have increased the costs of capital for many companies.  The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses.  After assessing the current operating performance, liquidity, and credit ratings, management believes that it will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  In November 2009, Moody’s downgraded Cleco Power’s credit rating by one level.  This downgrade placed Cleco Power’s credit rating at Moody’s at a level similar to Cleco Power’s credit rating at Standard & Poor’s.  Cleco Corporation and Cleco Power pays fees and interest under its bank credit agreements based on the highest rating held.  If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to pay additional fees and higher interest rates under its bank credit agreements.  Cleco Power’s collateral for derivatives is based on the lowest rating held.  If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s or Moody’s, Cleco Power would be required to pay additional collateral for derivatives.

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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

the average interest rate applicable to such debt.  Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
As of December 31, 2009, the carrying value of Cleco’s long-term fixed-rate debt was approximately $1.2 billion, with a fair market value of approximately $1.2 billion.  There is a $33.9 million difference between the carrying value of the debt and the market value of such debt which is driven by the spread between the stated rate of Cleco’s debt as compared to the current market yield for debt with similar risk profiles, maturities, and terms as Cleco’s debt.  Fair value was determined using quoted market prices.  Each 1% increase in the average interest rates applicable to such debt would result in a corresponding decrease of approximately $70.7 million in the fair value of these instruments.  If these instruments are held to maturity, no change in stated value will be realized.
Cleco had no short-term variable-rate debt as of December 31, 2009.
At December 31, 2009, Cleco Corporation had $95.0 million principal amount of long-term variable-rate debt outstanding under its $150.0 million five-year credit facility at a weighted interest rate of 0.763%.  The borrowings under the credit facility are considered long-term as the credit facility does not expire until 2011.  The borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.  The existing borrowings had 30-day terms and matured on January 15, 2010, and January 29, 2010; $75.0 million of the borrowings were renewed at maturity, rather than repaid.  Each 1% increase in the interest rate applicable to such debt would have resulted in a $1.0 million decrease in pre-tax earnings of Cleco.
Cleco Power had an additional $50.0 million long-term variable rate debt outstanding.  For more information regarding Cleco Power’s long-term variable-rate debt outstanding and interest rate swap, refer to “— Cleco Power” below.

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities.  Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), regulatory compliance staff, as well as monitoring by a risk management committee comprised of officers and the General Manager – Internal Audit, who are approved by Cleco Corporation’s Board of Directors.  Risk limits are recommended by the Risk Management Committee and monitored through a daily risk report that identifies the current VaR, current market conditions, and concentration of energy market positions.
During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010.  These transactions are derivatives as defined by the authoritative guidance on derivatives and hedging but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue.  At December 31, 2009, the positions had a negative mark-to-market value of $0.4 million, which is a decrease of $0.2 million from the negative mark-to-market value of $0.2 million at December 31, 2008.  In addition, these positions resulted in a realized loss of $1.6 million in 2009.  In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in the market value of open natural gas positions and ultimately in Cleco Power’s future earnings.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate the volatility in customer fuel costs, as encouraged by an LPSC order.  Cleco Power’s fuel stabilization policy targets higher levels of minimum hedging percentages and mitigate the volatility in customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles.  Based on market prices at year end, the net mark-to-market impact related to open natural gas positions at December 31, 2009, and 2008, were losses of $24.9 million and $57.4 million, respectively.  The majority of these natural gas positions will close over the next twelve months.  Deferred losses relating to closed natural gas positions at December 31, 2009, and 2008, totaled $2.6 million and $6.4 million, respectively.
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
Based on these assumptions, the VaR relating to Cleco Power’s hedge transactions for 2009, as well as the VaR at December 31, 2009, and 2008, are summarized in the following table.

	FOR THE YEAR ENDED DECEMBER 31, 2009			AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2009	2008
Economic hedges	$268.1	$69.4	$139.7	$110.9	$239.0
Fuel cost hedges	$7,292.8	$1,846.0	$3,879.8	$2,848.5	$6,519.0

All open positions were transacted by Cleco Power.  The decrease in VaR for economic hedges at December 31, 2009, compared to December 31, 2008, is primarily due to the decrease in forward positions.  Under Cleco’s economic hedge VaR model, changes in market value of open positions in excess of $0.2 million over Cleco’s estimated VaR are deemed

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

material.  During 2009, the $0.2 million limit was exceeded seven times.
The following table summarizes the market value maturities of open natural gas contracts at December 31, 2009.  All contracts were transacted by Cleco Power.

(THOUSANDS)	MATURITY LESS THAN ONE YEAR	MATURITY 1-3 YEARS	MATURITY OVER THREE YEARS	TOTAL FAIR VALUE
Assets	$50	$-	$-	$50
Liabilities	$65,589	$40,661	$-	$106,250

For additional information on the market value maturities of contracts, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Fair Value Accounting.”

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
As of December 31, 2009, the carrying value of Cleco Power’s long-term fixed-rate debt was approximately $1.2 billion, with a fair market value of approximately $1.2 billion.  There is a $33.9 million difference between the carrying value of the debt and the market value of such debt which is driven by the spread between the stated rate of Cleco Power’s debt as compared to the current market yield for debt with similar risk profiles, maturities, and terms as Cleco Power’s debt.  Fair value was determined using quoted market prices.  Each 1% increase in the average interest rates applicable to such debt would result in a corresponding decrease of approximately $70.7 million in the fair values of these instruments.  If these instruments are held to maturity, no change in stated value will be realized.
Cleco Power had no short-term variable-rate debt as of December 31, 2009.
At December 31, 2009, Cleco Power had $50.0 million of long-term variable-rate debt outstanding with an interest rate of 3.00% plus one-month LIBOR.  Each 1% increase in the interest rate applicable to such debt would cause a $0.5 million decrease in the pre-tax earnings of Cleco Power.  During 2009, Cleco Power locked in an interest rate swap, effective concurrent with issuing the $50.0 million variable-rate debt, for the notional amount of the debt requiring a monthly net settlement between Cleco Power’s fixed 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  Each 1% increase in the interest rate applicable to the interest rate swap would cause a $0.5 million increase in the pre-tax earnings of Cleco Power.
At December 31, 2009, Cleco Power had no borrowings outstanding under its $275.0 million five-year credit facility.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of
Directors of Cleco Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cleco Corporation (the “Company”) and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
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

/s/  PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 25, 2010

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Member and Board of
Managers of Cleco Power LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Cleco Power LLC and its subsidiary (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2009).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
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

/s/  PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 25, 2010

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2009	2008	2007
Operating revenue
Electric operations	$808,646	$1,032,970	$988,193
Other operations	33,651	36,768	35,285
Affiliate revenue	11,461	10,460	7,138
Total operating revenue	853,758	1,080,198	1,030,616
Operating expenses
Fuel used for electric generation	261,456	235,706	273,954
Power purchased for utility customers	216,906	471,261	385,247
Other operations	109,060	99,028	102,479
Maintenance	51,300	47,089	49,498
Depreciation	78,204	77,876	79,904
Taxes other than income taxes	29,947	34,471	41,975
Loss (gain) on sales of assets	76	(110)	15
Total operating expenses	746,949	965,321	933,072
Operating income	106,809	114,877	97,544
Interest income	1,512	5,417	11,754
Allowance for other funds used during construction	73,269	64,953	32,955
Equity (loss) income from investees	(17,423)	(5,542)	93,148
Other income	5,581	1,263	29,531
Other expense	(2,807)	(7,970)	(4,405)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	77,228	72,042	51,111
Allowance for borrowed funds used during construction	(26,173)	(19,642)	(13,145)
Total interest charges	51,055	52,400	37,966
Income before income taxes	115,886	120,598	222,561
Federal and state income tax expense	9,579	18,457	70,772
Net income	106,307	102,141	151,789
Preferred dividends requirements, net of tax	46	46	458
Net income applicable to common stock	$106,261	$102,095	$151,331
Average shares of common stock outstanding
Basic	60,187,894	59,990,229	58,976,052
Diluted	60,498,205	60,214,640	59,717,528
Basic earnings per share
Net income applicable to common stock	$1.77	$1.70	$2.55
Diluted earnings per share
Net income applicable to common stock	$1.76	$1.70	$2.54
Cash dividends paid per share of common stock	$0.900	$0.900	$0.900
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets

	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Assets
Current assets
Cash and cash equivalents	$145,193	$97,483
Restricted cash	29,941	62,311
Customer accounts receivable (less allowance for doubtful accounts of $1,173 in 2009 and $1,632 in 2008)	29,550	40,677
Accounts receivable – affiliate	12,129	3,428
Other accounts receivable	28,878	34,209
Taxes receivable	15,449	13,663
Unbilled revenue	21,975	19,713
Fuel inventory, at average cost	80,038	57,221
Material and supplies inventory, at average cost	41,410	37,547
Risk management assets	2,854	368
Accumulated deferred federal and state income taxes, net	6,799	-
Accumulated deferred fuel	35,059	69,154
Cash surrender value of company-/trust-owned life insurance policies	30,269	22,934
Prepayments	3,571	3,751
Regulatory assets – other	9,914	2,553
Other current assets	896	1,367
Total current assets	493,925	466,379
Property, plant and equipment
Property, plant and equipment	2,144,491	2,015,269
Accumulated depreciation	(999,204)	(948,581)
Net property, plant and equipment	1,145,287	1,066,688
Construction work in progress	1,101,743	978,598
Total property, plant and equipment, net	2,247,030	2,045,286
Equity investment in investees	251,617	249,144
Prepayments	5,096	6,067
Restricted cash	26,510	40,671
Regulatory assets and liabilities – deferred taxes, net	264,343	174,804
Regulatory assets – other	201,381	158,206
Intangible asset	157,098	167,826
Other deferred charges	47,847	32,821
Total assets	$3,694,847	$3,341,204
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets (Continued)
	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$11,478	$63,546
Accounts payable	111,358	117,337
Retainage	813	12,734
Accounts payable – affiliate	2,370	8,229
Customer deposits	34,195	27,155
Interest accrued	11,880	16,787
Accumulated current deferred taxes, net	-	64,838
Risk management liability	13,767	30,109
Regulatory liabilities - other	33,592	392
Deferred compensation	7,091	5,118
Other current liabilities	15,260	14,588
Total current liabilities	241,804	360,833
Deferred credits
Accumulated deferred federal and state income taxes, net	460,894	373,825
Accumulated deferred investment tax credits	9,954	11,286
Postretirement benefit obligations	146,270	155,910
Regulatory liabilities – other	149,638	85,496
Restricted storm reserve	25,434	27,411
Uncertain tax positions	115,643	76,124
Other deferred credits	108,839	82,635
Total deferred credits	1,016,672	812,687
Long-term debt, net	1,320,299	1,106,819
Total liabilities	2,578,775	2,280,339
Commitments and Contingencies (Note 15)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 10,288 shares at December 31, 2009, and 2008, respectively	1,029	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,277,462 and 60,066,345 shares and outstanding 60,259,368 and 60,042,514 shares at December 31, 2009, and 2008, respectively	60,277	60,066
Premium on common stock	399,148	394,517
Retained earnings	667,220	615,514
Treasury stock, at cost 18,094 and 23,831 shares at December 31, 2009, and 2008, respectively	(311)	(428)
Accumulated other comprehensive loss	(11,291)	(9,833)
Total common shareholders’ equity	1,115,043	1,059,836
Total shareholders’ equity	1,116,072	1,060,865
Total liabilities and shareholders’ equity	$3,694,847	$3,341,204
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Operating activities
Net income	$106,307	$102,141	$151,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,436	120,652	82,131
Loss (gain) on sales of property, plant and equipment	76	(110)	15
Provision for doubtful accounts	1,682	3,826	2,873
Proceeds from sale of bankruptcy settlement claims	-	-	78,200
Return on equity investment in investees	750	5,106	68,702
Loss (income) from equity investments	17,423	5,542	(93,148)
Unearned compensation expense	6,087	2,540	8,111
Employee stock ownership plan expense	-	-	2,721
Allowance for other funds used during construction	(73,269)	(64,953)	(32,955)
Amortization of investment tax credits	(1,332)	(1,380)	(1,435)
Net deferred income taxes	(5,983)	5,154	6,180
Deferred fuel costs	7,223	6,444	11,024
Loss (gain) on economic hedges	167	2,213	(1,066)
Cash surrender value of company-/trust-owned life insurance	(5,180)	5,334	(1,042)
Changes in assets and liabilities:
Accounts receivable	8,310	(5,557)	(12,206)
Accounts and notes receivable, affiliate	(8,701)	14,242	15,198
Unbilled revenue	(2,262)	(1,954)	623
Fuel, materials and supplies inventory	(26,680)	(12,282)	(3,363)
Prepayments	1,575	1,050	1,111
Accounts payable	11,231	2,806	10,008
Accounts and notes payable, affiliate	(22,796)	(34,260)	(11,598)
Customer deposits	12,906	5,961	5,447
Postretirement benefit obligations	(11,555)	4,899	(431)
Regulatory assets and liabilities, net	32,922	43,790	18,532
Other deferred accounts	(46,051)	(114,855)	(20,356)
Retainage payable	(11,921)	12,709	(12,384)
Taxes accrued	23,612	1,984	(27,906)
Interest accrued	(4,138)	(4,439)	954
Risk management assets and liabilities, net	4,406	(16,482)	15,672
Other operating	(1,066)	(595)	1,624
Net cash provided by operating activities(1)	135,179	89,526	263,025
Investing activities
Additions to property, plant and equipment	(250,286)	(335,757)	(510,192)
Allowance for other funds used during construction	73,269	64,953	32,955
Proceeds from sale of property, plant and equipment	751	1,894	601
Return of equity investment in investee	850	3,852	96
Equity investment in investees	(45,539)	(18,522)	(8,427)
Premiums paid on company-/trust-owned life insurance	(2,752)	(1,664)	(2,232)
Transfer of cash from (to) restricted accounts	46,531	(85,021)	6,490
Other investing	-	1,540	-
Net cash used in investing activities(1)	(177,176)	(368,725)	(480,709)

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows (Continued)
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Financing activities
Retirement of long-term obligations	(114,846)	(350,296)	(50,207)
Repayment of capital leases	(1,422)	(116)	(111)
Issuance of long-term debt	255,369	651,541	250,000
Deferred financing costs	(1,953)	(361)	(2,593)
Settlement of treasury rate lock	4,696	-	-
Dividends paid on preferred stock	(46)	(46)	(458)
Dividends paid on common stock	(54,221)	(54,036)	(53,282)
Other financing	2,130	983	10,877
Net cash provided by financing activities	89,707	247,669	154,226
Net increase (decrease) in cash and cash equivalents	47,710	(31,530)	(63,458)
Cash and cash equivalents at beginning of period	97,483	129,013	192,471
Cash and cash equivalents at end of period	$145,193	$97,483	$129,013
Supplementary cash flow information
Interest paid (net of amount capitalized)	$84,629	$52,913	$52,045
Income taxes (refunded) paid, net	$(30,309)	$40,213	$87,631
Supplementary noncash investing and financing activities
Accrued additions to property, plant and equipment not reported above	$3,069	$16,935	$30,179
Incurrence of capital lease obligation - barges	$22,050	$-	$-
Return on equity investment in investee	$-	$-	$78,200
Issuance of treasury stock – LTICP	$117	$103	$86
Issuance of common stock – LTICP/ESPP (2)	$290	$163	$22,151
(1) Non-cash activities between the operating and investing sections in the amount of $222.1 million are excluded from the 2008 cash flow statement.  These non-cash activities are related to 2008 storm costs and storm financing.  There were no similar activities in 2009.

(2) Includes conversion of preferred stock to common stock of $19,063 in 2007.
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Comprehensive Income

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Net income	$106,307	$102,141	$151,789
Other comprehensive (loss) income, net of tax:
Net unrealized loss from available-for-sale securities (net of tax benefit of $11 in 2008, and 2007)	-	(73)	(18)
Amortization of post-retirement benefit net losses (net of tax benefit of $158 in 2009, $193 in 2008, and $29 in 2007)	(160)	(215)	(18)
Post-retirement benefit (loss) gain incurred during the year (net of tax benefit of $2,553 in 2009, $668 in 2008, and tax expense of $806 in 2007)	(3,403)	(1,154)	955
Cash flow hedges:
Net derivatives loss arising during the period (net of tax benefit of $456 in 2009)	(730)	-	-
Reclassification of interest expense (net of tax expense of $115 in 2009)	184	-	-
Net gain from treasury rate lock (net of tax expense of $1,664 in 2009)	2,660	-	-
Reclassification of interest expense (net of tax benefit of $5 in 2009)	(9)	-	-
Other comprehensive (loss) income, net of tax	(1,458)	(1,442)	919
Comprehensive income, net of tax	$104,849	$100,699	$152,708
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Common Shareholders’ Equity
							ACCUMULATED
			PREMIUM				OTHER	TOTAL
	COMMON STOCK		ON COMMON	RETAINED	TREASURY STOCK		COMPREHENSIVE	COMMON
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	STOCK	EARNINGS	SHARES	COST	LOSS	EQUITY
BALANCE, JANUARY 1, 2007	57,524,498	$57,524	$358,707	$469,824	(31,957)	$(616)	$(9,310)	$876,129
Common stock issued for compensatory plans	2,447,447	2,448	32,933					35,381
Issuance of treasury stock			18		3,601	86		104
Common stock issuance costs			(93)					(93)
Dividend requirements, preferred stock, net				(458)				(458)
Cash dividends, common stock, $0.900 per share				(53,431)				(53,431)
Net income				151,789				151,789
Other comprehensive income, net of tax							919	919
BALANCE, DECEMBER 31, 2007	59,971,945	$59,972	$391,565	$567,724	(28,356)	$(530)	$(8,391)	$1,010,340
Common stock issued for compensatory plans	94,400	94	2,932					3,026
Issuance of treasury stock			20		4,525	102		122
Dividend requirements, preferred stock, net				(46)				(46)
Cash dividends, common stock, $0.900 per share				(54,305)				(54,305)
Net income				102,141				102,141
Other comprehensive loss, net of tax							(1,442)	(1,442)
BALANCE, DECEMBER 31, 2008	60,066,345	$60,066	$394,517	$615,514	(23,831)	$(428)	$(9,833)	$1,059,836
Common stock issued for compensatory plans	211,117	211	4,615					4,826
Issuance of treasury stock			16		5,737	117		133
Dividend requirements, preferred stock, net				(46)				(46)
Cash dividends, common stock, $0.900 per share				(54,555)				(54,555)
Net income				106,307				106,307
Other comprehensive loss, net of tax							(1,458)	(1,458)
BALANCE, DECEMBER 31, 2009	60,277,462	$60,277	$399,148	$667,220	(18,094)	$(311)	$(11,291)	$1,115,043
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO POWER

Consolidated Statements of Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Operating revenue
Electric operations	$808,646	$1,032,970	$988,193
Other operations	33,558	36,675	35,176
Affiliate revenue	1,395	2,037	2,050
Total operating revenue	843,599	1,071,682	1,025,419
Operating expenses
Fuel used for electric generation	261,456	235,706	273,954
Power purchased for utility customers	216,906	471,261	385,247
Other operations	99,704	93,288	97,320
Maintenance	47,179	43,030	46,704
Depreciation	77,064	76,420	78,522
Taxes other than income taxes	29,758	31,011	37,658
Loss on sales of assets	70	-	15
Total operating expenses	732,137	950,716	919,420
Operating income	111,462	120,966	105,999
Interest income	1,449	3,943	5,422
Allowance for other funds used during construction	73,269	64,953	32,955
Other income	2,370	1,467	1,793
Other expense	(3,525)	(2,258)	(2,318)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	84,735	66,925	42,710
Allowance for borrowed funds used during construction	(26,173)	(19,642)	(13,145)
Total interest charges	58,562	47,283	29,565
Income before income taxes	126,463	141,788	114,286
Federal and state income taxes	15,297	27,956	29,613
Net income	$111,166	$113,832	$84,673
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Assets
Utility plant and equipment
Property, plant and equipment	$2,127,536	$1,999,119
Accumulated depreciation	(987,055)	(937,568)
Net property, plant and equipment	1,140,481	1,061,551
Construction work in progress	1,100,295	977,377
Total utility plant, net	2,240,776	2,038,928
Current assets
Cash and cash equivalents	138,113	91,542
Restricted cash	29,941	62,311
Customer accounts receivable (less allowance for doubtful accounts of $1,173 in 2009 and $1,632 in 2008)	29,550	40,677
Other accounts receivable	27,460	34,130
Taxes receivable	-	5,992
Accounts receivable – affiliate	2,836	2,059
Unbilled revenue	21,975	19,713
Fuel inventory, at average cost	80,038	57,221
Material and supplies inventory, at average cost	41,410	37,547
Accumulated deferred federal and state income taxes, net	3,634	-
Risk management assets	2,854	368
Prepayments	3,107	3,099
Regulatory assets – other	9,914	2,553
Accumulated deferred fuel	35,059	69,154
Cash surrender value of life insurance policies	5,845	5,563
Other current assets	350	1,144
Total current assets	432,086	433,073
Prepayments	5,096	6,067
Restricted cash, less current portion	26,413	40,574
Regulatory assets and liabilities – deferred taxes, net	264,343	174,804
Regulatory assets – other	201,381	158,206
Intangible asset	157,098	167,826
Equity investment in investee	12,873	-
Other deferred charges	23,896	22,119
Total assets	$3,363,962	$3,041,597
Liabilities and member’s equity
Member’s equity	$1,009,849	$929,178
Long-term debt, net	1,225,299	1,076,819
Total capitalization	2,235,148	2,005,997
Current liabilities
Long-term debt due within one year	11,478	63,546
Accounts payable	103,359	109,450
Accounts payable – affiliate	25,940	7,536
Retainage	813	12,734
Customer deposits	34,195	27,155
Taxes accrued	3,438	-
Interest accrued	11,854	16,762
Accumulated deferred taxes, net	-	67,233
Risk management liability	13,767	30,109
Regulatory liabilities – other	33,592	392
Other current liabilities	10,906	10,200
Total current liabilities	249,342	345,117
Commitments and Contingencies (Note 15)
Deferred credits
Accumulated deferred federal and state income taxes, net	451,671	337,148
Accumulated deferred investment tax credits	9,954	11,286
Postretirement benefit obligations	114,700	128,373
Regulatory liabilities – other	149,638	85,496
Restricted storm reserve	25,434	27,411
Uncertain tax positions	75,487	54,306
Other deferred credits	52,588	46,463
Total deferred credits	879,472	690,483
Total liabilities and member’s equity	$3,363,962	$3,041,597
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Operating activities
Net income	$111,166	$113,832	$84,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,843	86,035	80,176
Loss on sales of property, plant and equipment	70	-	15
Provision for doubtful accounts	1,682	3,821	2,873
Unearned compensation expense	1,855	143	3,039
Allowance for other funds used during construction	(73,269)	(64,953)	(32,955)
Amortization of investment tax credits	(1,332)	(1,380)	(1,435)
Net deferred income taxes	3,230	14,482	(16,127)
Deferred fuel costs	7,223	6,444	11,024
Loss (gain) on fuel hedges	167	2,213	(1,066)
Cash surrender value of company-owned life insurance	(454)	(427)	(291)
Changes in assets and liabilities:
Accounts receivable	9,646	(5,972)	(12,013)
Accounts and notes receivable, affiliate	(656)	15,453	(14,444)
Unbilled revenue	(2,262)	(1,954)	623
Fuel, materials and supplies inventory	(26,680)	(12,282)	(3,363)
Prepayments	1,386	941	1,016
Accounts payable	10,831	942	9,991
Accounts and notes payable, affiliate	17,855	(11,826)	(15,708)
Customer deposits	12,906	5,961	5,447
Postretirement benefit obligations	(13,720)	1,766	343
Regulatory assets and liabilities, net	32,922	43,790	17,758
Other deferred accounts	(37,021)	(118,075)	(20,813)
Retainage payable	(11,921)	12,709	(12,384)
Taxes accrued	9,430	(12,950)	(6,651)
Interest accrued	(4,140)	(67)	358
Risk management assets and liabilities, net	4,406	(16,482)	15,672
Other operating	(437)	(86)	1,833
Net cash provided by operating activities(1)	141,726	62,078	97,591
Investing activities
Additions to property, plant and equipment	(249,252)	(334,652)	(509,198)
Allowance for other funds used during construction	73,269	64,953	32,955
Proceeds from sale of property, plant and equipment	751	1,894	601
Equity investment in investee	(12,873)	-	-
Premiums paid on company-owned life insurance	(424)	(424)	(470)
Transfer of cash from (to) restricted accounts	46,531	(85,019)	6,495
Net cash used in investing activities(1)	(141,998)	(353,248)	(469,617)
Financing activities
Retirement of long-term obligations	(114,846)	(250,296)	(50,207)
Repayment of capital leases	(1,422)	(116)	(111)
Issuance of long-term debt	190,369	621,541	250,000
Deferred financing costs	(1,954)	(361)	(2,590)
Contribution from parent	-	-	85,000
Distribution to parent	(30,000)	-	-
Settlement of treasury rate lock	4,696	-	-
Net cash provided by financing activities	46,843	370,768	282,092
Net increase (decrease) in cash and cash equivalents	46,571	79,598	(89,934)
Cash and cash equivalents at beginning of period	91,542	11,944	101,878
Cash and cash equivalents at end of period	$138,113	$91,542	$11,944
Supplementary cash flow information
Interest paid (net of amount capitalized)	$81,508	$47,840	$45,026
Income taxes paid	$4,444	$2,100	$67,966
Supplementary non-cash investing and financing information
Accrued additions to property, plant and equipment not reported above	$3,069	$16,935	$30,179
Incurrence of capital lease obligation - barges	$22,050	$-	$-
(1) Non-cash activities between the operating and investing sections in the amount of $222.1 million are excluded from the 2008 cash flow statement.  These non-cash activities are related to 2008 storm costs and storm financing.  There were no similar activities in 2009.

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Net income	$111,166	$113,832	$84,673
Other comprehensive (loss) income, before tax:
Amortization of post-retirement benefit net losses (net of tax benefit of $322 in 2009, $321 in 2008, and $262 in 2007)	(433)	(431)	(390)
Post-retirement benefit (loss) gain incurred during the year (net of tax benefit of $1,715 in 2009, $162 in 2008, and tax expense of $447 in 2007)	(2,168)	(333)	423
Cash flow hedges:
Net derivatives loss arising during the period (net of tax benefit of $456 in 2009)	(730)	-	-
Reclassification of interest expense (net of tax expense of $115 in 2009)	184	-	-
Net gain from treasury rate lock (net of tax expense of $1,664 in 2009)	2,660	-	-
Reclassification of interest expense (net of tax benefit of $5 in 2009)	(8)	-	-
Other comprehensive (loss) income, net of tax	(495)	(764)	33
Comprehensive income, net of tax	$110,671	$113,068	$84,706
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL MEMBER’S EQUITY
BALANCE, JANUARY 1, 2007	$650,849	$(4,445)	$646,404
Other comprehensive income, net of tax	-	33	33
Contribution from parent	85,000	-	85,000
Net income	84,673	-	84,673
BALANCE, DECEMBER 31, 2007	820,522	(4,412)	816,110
Other comprehensive loss, net of tax	-	(764)	(764)
Net income	113,832	-	113,832
BALANCE, DECEMBER 31, 2008	934,354	(5,176)	929,178
Other comprehensive loss, net of tax	-	(495)	(495)
Distribution to parent	(30,000)	-	(30,000)
Net income	111,166	-	111,166
BALANCE, DECEMBER 31, 2009	$1,015,520	$(5,671)	$1,009,849
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Index to Applicable Notes to the Financial Statements of Registrants

Note 1	The Company	Cleco Corporation and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Jointly Owned Generation Units	Cleco Corporation and Cleco Power
Note 5	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 6	Debt	Cleco Corporation and Cleco Power
Note 7	Common Stock	Cleco Corporation and Cleco Power
Note 8	Preferred Stock	Cleco Corporation
Note 9	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 10	Income Taxes	Cleco Corporation and Cleco Power
Note 11	Disclosures about Segments	Cleco Corporation
Note 12	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 13	Equity Investment in Investees	Cleco Corporation
Note 14	Operating Leases	Cleco Corporation and Cleco Power
Note 15	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 16	FERC Staff Investigations and LPSC Fuel Audit	Cleco Corporation and Cleco Power
Note 17	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 18	Intangible Asset	Cleco Corporation and Cleco Power
Note 19	Storm Restoration	Cleco Corporation and Cleco Power
Note 20	Calpine Bankruptcy Settlement	Cleco Corporation
Note 21	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power
Note 22	Miscellaneous Financial Information (Unaudited)	Cleco Corporation and Cleco Power
Note 23	Subsequent Events	Cleco Corporation and Cleco Power

Notes to the Financial Statements

Note 1 — The Company

General
Cleco Corporation is a holding company composed of the following:
▪
Cleco Power is an integrated electric utility services subsidiary regulated by the LPSC and FERC, which determine the rates Cleco Power can charge its customers, as well as other regulators.  Cleco Power serves approximately 277,000 customers in 107 communities in central and southeastern Louisiana.  Cleco Power also engages in energy management activities and owns a 50 percent interest in an entity that owns lignite reserves.  Cleco Power owns all of the outstanding membership interests in Cleco Katrina/Rita, a special purpose entity, that is consolidated with Cleco Power in its financial statements.

▪
Midstream is a merchant energy subsidiary regulated by FERC.  Midstream owns and operates a merchant power plant (Evangeline) and at December 31, 2009, owned a 50 percent interest in a merchant power plant (Acadia), which it operated on behalf of its partner.  For more information on agreements Acadia has entered into with Cleco Power and Entergy Louisiana for the purchase of the Acadia plant, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Acadia Transactions” and Note 23 — “Subsequent Events — Evangeline Transactions” and “— Acadia Transaction.”

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
Using the authoritative guidance for variable interest entities, Cleco has determined that it is not the primary beneficiary of Evangeline, Perryville, Attala, Acadia, and Oxbow.  Cleco determined it was not the primary beneficiary by examining all interests that could absorb expected losses and expected gains.  This examination used assumptions about the expected rate of inflation, changes in the market price of natural gas as compared to the market price of electricity, length of

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

contracts, variability of revenue stream as compared to variability of expenses, and maximum exposure to loss.  Cleco reports its investment in these entities on the equity method of accounting.  As a result, the assets and liabilities of these entities are represented by one line item corresponding to Cleco’s equity investment in these entities.  The pre-tax results of operations of these entities are reported as equity income or loss from investees on Cleco Corporation’s Consolidated Statements of Income.  For additional information on the operations of these entities, see Note 13 — “Equity Investment in Investees.”

Reclassifications
Certain reclassifications have been made to the 2008 and 2007 financial statements to conform them to the presentation used in the 2009 financial statements.  These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.

Statements of Cash Flows
The Consolidated Statements of Cash Flows of Cleco Corporation and the Consolidated Statements of Cash Flows of Cleco Power are prepared using the “indirect method” described in the authoritative guidance for the presentation of the statement of cash flows.  This method requires that net income be adjusted to remove the effects of all deferrals and accruals of operating cash receipts and payments and the effects of all investing and financing cash flow items.  Derivatives meeting the definition of an accounting hedge are classified in the same category as the item being hedged.

Regulation
Cleco Power maintains its accounts in accordance with the Uniform System of Accounts prescribed for electric utilities by FERC, as adopted by the LPSC.  Cleco Power’s retail rates are regulated by the LPSC, and its rates for transmission services and wholesale power sales are regulated by FERC.  Cleco Power follows the authoritative guidelines for industry regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval, and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
Pursuant to this authoritative guidance, Cleco Power has recorded regulatory assets and liabilities primarily for the effects of income taxes.  In addition, Cleco Power has recorded regulatory assets for deferred mining costs, interest costs, estimated future asset removal costs, postretirement plan costs, tree trimming costs, training costs, storm surcredit, fuel and energy purchases, and related hedging gains and losses, and has recorded regulatory liabilities for fuel transportation revenue and recovered construction carrying costs, as a result of rate actions of regulators.  For information regarding the regulatory assets and liabilities recorded by Cleco Power, see Note 3 — “Regulatory Assets and Liabilities.”
Any future plan adopted by the LPSC for purposes of transitioning utilities from LPSC regulation to retail competition may affect the regulatory assets and liabilities recorded by Cleco Power if the criteria for the application of the authoritative guidelines for industry regulated operations cannot continue to be met.  At this time, Cleco cannot predict whether any legislation or regulation affecting Cleco Power will be enacted or adopted and, if enacted, what form such legislation or regulation may take.

Asset Retirement Obligation
Cleco has recorded asset retirement obligations (liabilities) in accordance with the authoritative guidance.  This authoritative guidance requires an entity to record an ARO when there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel to incur costs to remove an asset when the asset is retired.  These guidelines also require an ARO which is conditional on a future event to be recorded even if the event has not yet occurred.
At the point the liability for asset retirement is incurred, the authoritative guidance requires capitalization of the costs to the related property, plant and equipment asset.  For asset retirement obligations existing at the time of adoption, the statement requires capitalization of costs at the level that existed at the point of incurring the liability.  These capitalized costs are depreciated over the same period as the related property asset.  Cleco Power also defers the current depreciation of the asset retirement cost as a regulatory asset.
Under the authoritative guidance, the initial ARO liability recorded is accreted to its present value each accounting period.  Cleco Power defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers.  For additional information on Cleco’s AROs, see Note 3 — “Regulatory Assets and Liabilities — Deferred Asset Removal Costs.”

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
Cleco’s cost of improvements to property, plant and equipment is capitalized.  Costs associated with repairs and major maintenance projects are expensed as incurred.  Cleco capitalizes the cost to purchase or develop software for internal use.  The amounts of unamortized computer software costs at December 31, 2009, and 2008 were $3.2 million and $3.8 million, respectively.  Amortization of capitalized computer software costs charged to expense for the years ending December 31, 2009, 2008, and 2007 was $1.5 million, $3.0 million, and $3.8 million, respectively.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Upon retirement or disposition, the cost of Cleco Power’s depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation.  For Cleco’s other depreciable assets, upon disposition or retirement, the difference between the net book value of the property and any proceeds received for the property is recorded as a gain or loss on asset disposition on Cleco’s Consolidated Statements of Income.  Any cost incurred to remove the asset is charged to expense.  Annual depreciation provisions expressed as a percentage of average depreciable property for Cleco Power were 3.22% for 2009, 3.29% for 2008, and 3.31% for 2007.
Depreciation on property, plant and equipment is calculated primarily on a straight-line basis over the useful lives of the assets, as follows:

YEARS
Utility plant	5-58
Other	5-44

Property, plant and equipment consist of:

	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Regulated utility plants	$2,126,646	$1,998,235
Other	17,845	17,034
Total property, plant and equipment	2,144,491	2,015,269
Accumulated depreciation	(999,204)	(948,581)
Net property, plant and equipment	$1,145,287	$1,066,688

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

	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Plant acquisition adjustment	$5,359	$5,359
Less accumulated amortization	3,215	2,960
Net plant acquisition adjustment	$2,144	$2,399

Deferred Project Costs
Cleco Power defers costs related to the initial stage of a construction project during which time the feasibility of the construction of property, plant and equipment is being investigated.  Cleco Power had spent approximately $0.8 million as of December 31, 2009, and December 31, 2008, respectively, for various resource planning projects.  These projects are still in the initial stages of development and as a result are classified as other deferred charges on Cleco Power’s Consolidated Balance Sheets.

Inventories
Fuel inventories consist of coal, lignite, petroleum coke, and oil used to generate electricity.
Materials and supplies inventory consists of transmission and distribution line construction and repair material, and generating station and transmission and distribution substation repair materials.
Both fuel and materials and supplies inventories are stated at average cost and are issued from inventory using the average cost of existing inventory.  The amount of storeroom operating expenses allocated to inventory for the years ended December 31, 2009, and 2008 was $2.9 million and $2.6 million, respectively.  Deferred storeroom operating expenses remaining in materials and supplies inventory as of December 31, 2009, and 2008 were $3.5 million and $4.4 million, respectively.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest.  It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts.  Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered.  As of December 31, 2009, and 2008, the allowance for doubtful accounts amounted to $1.2 million and $1.6 million, respectively.  There is no off-balance sheet credit exposure related to Cleco’s customers.

Reserves
Cleco maintains property insurance on generating stations, buildings and contents, and substations.  Cleco is self-insured for any damage to transmission and distribution lines.  To mitigate the exposure to potential financial loss for damage to lines, Cleco maintains an LPSC-approved reserve, supported by monthly charges to operating expense.
The following table represents Cleco and Cleco Power’s restricted and unrestricted storm reserves.

Cleco
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Unrestricted Storm Reserve
Years ended December 31,
2009	$210	$3,643	$2,707	$1,146
2008	$6,789	$26,021	$32,600	$210
2007	$2,770	$7,440	$3,421	$6,789

Restricted Storm Reserve (1)
Years ended December 31,
2009	$27,411	$825	$2,801	$25,435
2008	$-	$52,188	$24,777	$27,411
(1) None for 2007

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Cleco Power
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Unrestricted Storm Reserve
Years ended December 31,
2009	$210	$3,643	$2,707	$1,146
2008	$6,789	$26,021	$32,600	$210
2007	$2,770	$7,440	$3,421	$6,789

Restricted Storm Reserve (1)
Years ended December 31,
2009	$27,411	$825	$2,801	$25,435
2008	$-	$52,188	$24,777	$27,411
(1) None for 2007

Cleco also maintains liability and workers’ compensation insurance to mitigate financial losses due to injuries and damages to the property of others.  The general liability and workers compensation reserves are immaterial because the balance of these items as of December 31, 2009 together represent 0.2% of total liabilities.  Cleco’s insurance covers claims that exceed certain self-insured limits.  For claims that do not meet the limits to be covered by insurance, Cleco maintains reserves.

Cash Equivalents
Cleco considers highly liquid, marketable securities, and other similar instruments with original maturity dates of three months or less at the time of purchase to be cash equivalents.

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At December 31, 2009, and 2008, $56.4 million and $103.0 million of cash, respectively, were restricted.  At December 31, 2009, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $22.2 million reserved at Cleco Power for GO Zone project costs, $25.4 million reserved at Cleco Power for future storm restoration costs, and $8.7 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest, and principal on storm recovery bonds.  Restricted cash for Cleco Power at December 31, 2009, decreased $46.5 million compared to December 31, 2008, primarily due to the use of $22.4 million of funds for GO Zone project costs, the release of $14.7 million for the construction of Cleco Power’s solid waste disposal facilities at Rodemacher Unit 3, a $7.5 million net decrease in Cleco Katrina/Rita restricted cash primarily due to the payment of operating expenses, interest, and principal on storm recovery bonds, partially offset by collections, and Cleco Power’s net use of $1.9 million for approved storm damage costs.

Equity Investments
Cleco reports its investment in unconsolidated affiliated companies on the equity method of accounting, as defined in the authoritative guidance on investments.  The amounts reported on Cleco’s balance sheet represent assets contributed by Cleco plus Cleco’s share of the net income of the affiliate, less any distributions of earnings (dividends) received from the affiliate.  For additional information, see Note 13 — “Equity Investment in Investees.”
Cleco applies the provisions of the authoritative guidance on investments to account for equity method investment impairments.  Under this standard, Cleco evaluates at each balance sheet date whether events and circumstances have occurred that indicate a possible other-than-temporary decline in the fair value of the investment and the possible inability to recover the carrying value through operations.  Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability.  An impairment is recognized when an other-than-temporary decline in market value occurs and recovery of the carrying value is not probable.  During 2007, Cleco recorded a pre-tax impairment loss of $45.8 million ($28.2 million after tax) on its indirect investment in Acadia.  The impairment was recorded on the income from equity investees line item on the income statement.  No impairments were recorded for 2009 or 2008.  For more information, see Note 13 — “Equity Investment in Investees.”
Effective January 1, 2010, the requirements for consolidation changed.  On and after January 1, 2010, the assets, liabilities, revenues, expenses, and cash flows for Evangeline, Attala, and Perryville will be presented in the appropriate line items of the consolidated financial statements.  For additional information, see “— Recent Authoritative Guidance” below.

Income Taxes
Cleco accounts for income taxes under the appropriate authoritative guidance.  Cleco’s income tax expense and related regulatory assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities.  Cleco files a federal consolidated income tax return for all wholly owned subsidiaries.  The LPSC generally requires Cleco Power to flow the state tax benefit of deductions immediately to customers.  The LPSC specifically requires that the state tax benefits associated with the deductions related to storm damages be normalized.  For additional information on income taxes, see Note 10 — “Income Taxes.”

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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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

Unbilled Revenue.  Cleco Power accrues estimated revenue monthly for energy delivered since the latest billings.  The monthly estimated unbilled revenue amounts are recorded as revenue and a receivable and are reversed the following month.

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
Cleco Power directly owns 50% of Oxbow.  Oxbow’s revenues are primarily derived from royalties associated with lignite mined to supply the Dolet Hill Power Station.  Oxbow recognizes revenue when its lignite is mined.
Midstream directly owns all of the equity interest in Evangeline and at December 31, 2009, indirectly owned 50% of Acadia.  Evangeline’s revenues are derived from its tolling agreement, which is considered to be an operating lease pursuant to the authoritative guidance for leases.  Several revenue provisions within the tolling agreement contain annual fixed escalations, which are required to be recognized straight-line over the life of the tolling agreement instead of when due to be paid by the tolling agreement counterparty.  Other provisions, such as penalties and bonuses, are considered to be contingent rents and are recognized when the contingencies are fulfilled.  A significant portion of Evangeline’s revenue is derived from its capacity payment, which it receives when the plant is available to produce electricity.  Evangeline also recognizes variable revenue from the tolling agreement which depends on the way the plant is dispatched and how much electricity is produced.  In June 2009, FASB amended the authoritative guidance on consolidation.  For additional information, see “— Recent Authoritative Guidance.”
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

Franchise Fees.  Cleco Power collects a consumer fee for one of its franchise agreements.  This fee is not recorded on Cleco’s income statement as revenue and expense, but is reflected at gross amounts on Cleco’s balance sheet as a receivable until it is collected and as a payable until the liability is paid.  Cleco currently does not have any excise taxes reflected on its income statement.

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by FERC and the LPSC.  AFUDC represents the estimated cost of financing construction and is not a current source of cash.  Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services.  The composite AFUDC rate, including borrowed and other funds, was 12.3% on a pre-tax basis (7.6% net of tax) for 2009, 12.8% on a pretax basis (7.9% net of tax) for 2008, and 12.2% on a pre-tax basis (7.5% net of tax) for 2007.

Capitalized Interest
Cleco and its subsidiaries, except Cleco Power (see AFUDC above), capitalize interest costs related to longer-term construction projects.  Other than AFUDC at Cleco Power, no interest was capitalized in 2009, 2008, or 2007.

Fair Value Measurements and Disclosures
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values.  Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance.  Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes under GAAP.  Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the condensed consolidated balance sheets with their fair values disclosed without regard to the three levels.  For more information about fair value levels, see Note 5 — “Fair Value Accounting.”

Risk Management
Market risk inherent in Cleco Power’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

prices of power and natural gas on different energy exchanges.  Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas.  Cleco uses the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting because Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power has entered into certain financial transactions it considers economic hedges to mitigate the risk associated with the fixed-price power to be provided to a wholesale customer through December 2010.  The economic hedges cover approximately 98% of the estimated daily peak hour power sales to the wholesale customer.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue.  For the year ended December 31, 2009, and 2008, the following gains and losses related to these economic hedge transactions were recorded in other operations revenue.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008
Realized (loss) gain	$(1,638)	$873
Mark-to-market loss	(167)	(2,213)
Total loss	$(1,805)	$(1,340)

Cleco Power has entered into other positions to mitigate the volatility in customer fuel costs.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of risk management assets or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.  Based on market prices at December 31, 2009, and 2008, the net mark-to-market impact relating to these positions were losses of $24.9 million and $57.4 million, respectively.  The decreased loss is primarily due to the closing of certain natural gas positions.  Deferred losses relating to closed natural gas positions totaled $2.6 million and $6.4 million at December 31, 2009, and 2008, respectively.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options and swap contracts.  These contracts/positions are used to mitigate the risks associated with the fixed-price power sales and volatility in customer fuel costs noted above.  At December 31, 2009, and 2008, Cleco Power had deposited net collateral of $10.0 million and $16.5 million, respectively, to cover margin requirements relating to open natural gas futures, options and swap positions.
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
In August 2009, Cleco Power entered into a $50.0 million bank loan with variable interest, paid monthly, calculated at 3.00% plus the one-month LIBOR.  The loan matures on August 19, 2012.  In order to mitigate risk of the future floating interest rates, Cleco Power entered into an interest rate swap in the third quarter of 2009.  Based on the notional amount of the bank loan, the swap requires a monthly net settlement between Cleco Power’s fixed payment of 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  The swap matures on May 31, 2012.  Under the authoritative guidance for derivatives and hedging, the swap meets the criteria of a cash flow hedge.  Changes in the swap’s fair value related to the effective portion of cash flow hedges are recognized in other comprehensive income, whereas changes in the fair value related to the ineffective portion are recognized in earnings.  As time passes and settlements are made, the swap’s other comprehensive income fair values are reclassified into earnings as a component of interest expense.  For the year ended December 31, 2009, there were $0.3 million of reclassification adjustments from other comprehensive income to interest expense.  There was no impact to earnings due to ineffectiveness for the year ended December 31, 2009.  For more information on accounting for derivatives, see Note 5 — “Fair Value Accounting.”

Recent Authoritative Guidance
The Registrants adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
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
In June 2008, FASB amended the authoritative guidance on earnings per share to determine whether non-vested instruments issued in stock-based payment transactions are participating securities when calculating earnings per share.  This amendment states that non-vested stock-based instruments that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are required

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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
In December 2008, FASB amended the authoritative guidance for compensation as it relates to retirement benefits and an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This amendment also includes a technical change that requires a nonpublic entity to disclose net periodic benefit costs for each annual period for which a statement of income is presented.  This amendment is effective for the first fiscal year ending after December 15, 2009.  Since the adoption of this amendment is a change in disclosure, the adoption will not have any effect on the financial condition or results of operations of the Registrants.
In February 2009, the SEC issued its final rules requiring public companies to provide the SEC with supplemental financial information in interactive data format using eXtensible Business Reporting Language or XBRL.  The information will be provided as an exhibit to the related SEC filing.  The Registrants are required to include certain financial information in XBRL format in certain SEC filings beginning with the interim fiscal period ending June 30, 2010.
In April 2009, FASB amended the authoritative guidance on business combinations to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This amendment applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of the contingencies accounting standard if the contingency is not acquired or assumed in a business combination, except for assets and liabilities arising from contingencies that are subject to specific guidance in the business combinations accounting standard.  An acquirer is required to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies depending on their nature.  An acquirer is required to disclose information that enables users of its financial statements to evaluate the nature and financial effects of a business combination that occurs either during the current reporting period or after the reporting period but before the financial statements are issued.  This amendment was effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this amendment had no impact on the financial condition or results of operations of the Registrants.
In April 2009, FASB amended the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  If the fair value of a debt security is less than its amortized value, this amendment requires companies to assess whether the impairment is recognized depending on a combination of its intent to sell the security and its ability to hold the security until recovery of its amortized cost basis.  If an entity intends to sell the debt security or it is more likely than not the entity will be required to sell the security, an other-than-temporary impairment is considered to have occurred and an impairment expense equal to the difference between fair market value and amortized costs should be recognized.  If an entity does not intend to sell the security and it is not more likely than not the entity will be required to sell the security, then the entity will only recognize the credit loss as an expense.  The amount of loss relating to other factors will be recognized as a reduction in other comprehensive income.  This amendment also includes guidance on calculating credit loss and additional disclosures.  This amendment is effective for interim and annual reporting periods ending after June 15, 2009.  The implementation of this amendment did not have an impact on the financial condition or results of operations of the Registrants.
In April 2009, FASB amended the accounting standard to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This amendment also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This amendment applies to all assets and liabilities within the scope of the fair value accounting standard.  When weighing indications of fair value resulting from the use of multiple valuation techniques, a reporting entity shall consider the reasonableness of the range of fair value estimates.  The objective is to determine the point within that range that is most representative of fair value under current market conditions.  A reporting entity shall evaluate the circumstances to determine whether the transaction is orderly based on the weight of the evidence.  In its determinations, a reporting entity need not undertake all possible efforts, but shall not ignore information that is available without undue cost and effort.  A

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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
In April 2009, FASB amended the accounting standards which require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies.  These amendments apply to all financial instruments within the scope of the authoritative guidance for financial instruments, financial services, and receivables held by publicly traded companies.  A publicly traded company is required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  These amendments are effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  These amendments do not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, these amendments require comparative disclosures only for periods ending after initial adoption.  Since the adoption of these amendments is only a change in disclosure, adoption did not have any effect on the financial condition or results of operations of the Registrants.
In June 2009, FASB amended the authoritative guidance on accounting for events occurring subsequent to the balance sheet date, but before the issuance of financial statements.  Certain subsequent events would require an entity to make adjustments to the financial statements and disclosure, whereas other events would only require disclosure.  Additionally, all entities are required to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  This amendment is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009.  Implementation of this amendment did not have an impact on the financial condition or results of operations of the Registrants.
In June 2009, FASB amended the authoritative guidance on transfer and servicing to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This amendment is effective for fiscal years beginning after November 15, 2009.  Implementation of this amendment did not have an impact on the financial condition or results of operations of the Registrants.
In June 2009, FASB amended the authoritative guidance on consolidation which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  In order to be the primary beneficiary of a variable interest entity, an enterprise must have (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Along with these criteria, an enterprise is now required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining (a) above.  Also, the enterprise is required to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The quantitative approach previously required for determining the primary beneficiary has been eliminated.  Additional disclosures are now required in order to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  This amendment is effective for the first fiscal year beginning after November 15, 2009.  The implementation of this amendment on January 1, 2010 required Cleco Corporation to consolidate three wholly owned subsidiaries that had been accounted for using the equity method.  Prior to January 1, 2010, Perryville, Attala, and Evangeline are presented in the consolidated financial statements as follows:

▪	All entities’ results of operations before taxes as one line item on the consolidated statements of income entitled Equity (loss) income from investees,
▪	All entities’ assets and liabilities on the consolidated balance sheets as one line item entitled Equity investment in investees, and
▪	All entities’ cash flows in the consolidated statement of cash flows as return on equity investment in investee, return of equity investment in investee and equity investment investee.

On and after January 1, 2010, the entities’ assets, liabilities, revenues, expenses and cash flows will be presented on the appropriate line items of the consolidated financial statements.  Cleco has chosen to implement the consolidation prospectively and not retrospectively, therefore the consolidation will not be carried back to comparative prior periods in financial statements issued after implementation.  For additional information on Perryville, Attala and Evangeline, see Note 13 — “Equity Investment in Investees.”
In June 2009, FASB amended the authoritative guidance which identified the sources of accounting principles and the framework for selecting them.  The Accounting Codification has become the source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities.  This amendment was effective for financial statements issued for interim and annual periods ending after September 15, 2009.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

In August 2009, FASB amended the authoritative guidance on fair value measurements and disclosures in order to clarify the fair value of a liability.  The best measurement of a liability would be a quoted price in an active market of the liability or an identical liability.  If the quoted price of the liability is not available, then an entity could use a quoted price of the liability quoted as an asset, quoted prices of similar liabilities traded as assets, or a valuation technique consistent with the principles contained in the Fair Value Measurements and Disclosures Topic, such as present value.  If an asset quote is used, the fair market value should be adjusted for factors specific to an asset that is not applicable to a liability.  Regardless of the method used to determine fair value, restrictions on transfer of the liability should not be factored into the valuation of the liability.  This amendment is effective for the first reporting period beginning after October 1, 2009.  The implementation of this amendment did not have an impact on the financial condition or results of operations of the Registrants.
In September 2009, FASB issued various technical corrections to the Accounting Codification that did not have a material effect on the financial condition or results of operations of the Registrants.
In September 2009, FASB amended the authoritative guidance regarding revenue recognition of arrangements with multiple deliverables.  If an arrangement contains multiple deliverables, the selling entity must first determine the best estimate of the selling price of each deliverable.  Then the selling entity must allocate the selling price of the entire arrangement based upon the relative best estimate of the selling price of each deliverable.  This amendment also contains additional disclosures such as the nature of the arrangement, significant deliverables and general timing.  This amendment is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Management is currently evaluating the impact this amendment will have on the financial condition or results of operations of the Registrants.
In September 2009, FASB amended fair value measurements by providing additional guidance related to measuring the fair value of certain alternative investments, such as interests in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and fund-of-funds.  If certain conditions are met, this amendment allows reporting entities to use net asset value per share to estimate the fair value of these investments as a practical expedient.  The amendment also requires disclosures by major category of investment about the attributes of the investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees.  This amendment is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Implementation of this amendment did not have an impact on the financial condition or results of operations of the Registrants.

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share.

							FOR THE YEAR ENDED DECEMBER 31,
			2009			2008			2007
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$106,307			$102,141			$151,789
Deduct: non-participating stock dividends (4.5% preferred stock)	46			46			46
Deduct: participating preferred stock dividends	-			-			412
Deduct: amount allocated to participating preferred	-			-			698
Basic net income applicable to common stock	$106,261	60,187,894	$1.77	$102,095	59,990,229	$1.70	$150,633	58,976,052	$2.55
Effect of dilutive securities
Add: stock option grants	-	32,050		-	59,429		-	120,503
Add: restricted stock (LTICP)	-	278,261		-	164,982		27	198,646
Add: convertible ESOP preferred stock	-	-		-	-		1,110	422,327
Diluted net income applicable to common stock	$106,261	60,498,205	$1.76	$102,095	60,214,640	$1.70	$151,770	59,717,528	$2.54

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Stock option grants excluded from the computation of 2009 diluted earnings per share are presented in the table below.  These stock option grants were excluded from the computation of 2009 diluted earnings per share because they had exercise prices higher than the average market price.  There were no stock option grants excluded from the computation of 2008 or 2007 diluted earnings per share.

	FOR THE YEAR ENDED DECEMBER 31, 2009
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$23.31- $ 24.25	$23.28	57,766

Stock-Based Compensation
For information on Cleco’s stock-based compensation, see Note 7 — “Common Stock — Stock-Based Compensation.”

Note 3 — Regulatory Assets and Liabilities

Cleco Power follows the authoritative guidance of regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
Pursuant to the authoritative guidance on regulated industry operations, Cleco Power has recorded regulatory assets and liabilities primarily for the effects of income taxes.  In addition, Cleco Power has recorded regulatory assets for deferred mining costs, interest costs, estimated future asset removal costs, postretirement plan costs, tree trimming costs, training costs, storm surcredit, fuel and energy purchases, and related hedging gains and losses, and has recorded regulatory liabilities for fuel transportation revenue and recovered construction carrying costs, as a result of rate actions of regulators.
The deferred mining costs, deferred interest costs, deferred postretirement plan costs, deferred asset removal costs, deferred tree trimming costs, deferred training costs, deferred storm surcredit, lignite mining agreement contingency, and a portion of the deferred construction carrying costs are presented in the line items entitled “Regulatory Assets — Other,” the deferred fuel and purchased power costs and related hedging gains and losses are presented on the line item entitled “Accumulated Deferred Fuel,” the deferred fuel transportation revenue and the remaining deferred construction carrying costs are presented on the line items entitled “Regulatory Liabilities — Other,” on Cleco Corporation’s Consolidated and Cleco Power’s Consolidated  Balance Sheets.  Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-down such assets.  In addition, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of these authoritative guidelines.  Cleco Power does not earn a return on these regulatory assets through current rates, but is collecting carrying costs on the outstanding deferred costs relating to deferred mining costs and deferred fuel and purchased power.
The following chart summarizes Cleco Power’s regulatory assets and liabilities at December 31, 2009, and 2008.

	AT DECEMBER 31,		REMAINING
(THOUSANDS)	2009	2008	RECOVERY PERIOD
Total federal regulatory asset — income taxes	$53,902	$35,447
Total state regulatory asset — income taxes	13,267	16,335
AFUDC	130,338	85,331
AFUDC equity gross up	72,499	44,111
Total investment tax credit	(5,663)	(6,420)
Total regulatory assets and liabilities — deferred taxes, net	264,343	174,804
Deferred mining costs	24,215	26,811	9.5 yrs.
Deferred interest costs	7,401	7,779	30 yrs.
Deferred asset removal costs	712	658	40 yrs.
Deferred postretirement plan costs	106,735	112,213	-
Deferred tree trimming costs	13,485	5,915	5 yrs.
Deferred training costs	7,045	2,520	50 yrs.
Deferred storm surcredits, net	7,747	4,863	13 yrs.
Deferred construction carrying costs	40,174	-	5 yrs.
Lignite mining agreement contingency	3,781	-	-
Total regulatory assets - other	211,295	160,759
Deferred fuel transportation revenue	-	(392)
Deferred construction carrying costs	(183,230)	(85,496)	5 yrs.
Deferred fuel and purchased power	35,059	69,154
Total regulatory assets and liabilities, net	$327,467	$318,829

Deferred Taxes
Cleco Power has recorded a net regulatory asset related to deferred income taxes in accordance with the authoritative guidance on income taxes.  The related regulatory asset or liability recorded represents the effect of tax benefits or detriments that must be flowed through to customers as they are received or paid.  Generally, the recovery periods for regulatory assets and liabilities are based on assets’ lives, which are typically 30 years or greater.  The amounts deferred are attributable to differences between book and tax recovery periods.  At December 31, 2009, and 2008, Cleco Power had regulatory assets and liabilities – deferred taxes, net of $264.3 million and $174.8 million, respectively.  The $89.5 million increase from December 31, 2008, was primarily the result of the collection and deferral of carrying costs for Cleco Power’s construction of Rodemacher Unit 3.

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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

were deferred, and could be recovered from retail customers through the fuel adjustment clause only when the actual mining costs are below 98% of the benchmark price.  The benchmark price used the GDP-IPD index as a proxy for the numerous escalators in the previous mining contract.  During the course of the contract, Cleco Power and SWEPCO determined that the GDP-IPD index did not appropriately reflect the increase in mining costs caused by sharp increases in diesel fuel and electricity costs associated with the mining operation.  Because of this disconnect between the GDP-IPD index and actual mining costs, a significant amount of mining costs was being deferred by Cleco Power.  At December 31, 2009, and 2008, Cleco Power had $24.2 million and $26.8 million, respectively, in deferred costs remaining uncollected.
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
On September 30, 2009, in connection with its approval of the Oxbow Lignite Mine acquisition, the LPSC agreed to discontinue benchmarking and the corresponding potential to defer future lignite mining costs while preserving the recovery of the legacy deferred fuel balance previously authorized.

Deferred Interest Costs
Cleco Power’s deferred interest costs include additional deferred capital construction financing costs authorized by the LPSC.  At December 31, 2009, and 2008, these costs totaled $7.4 million and $7.8 million, respectively, and are being amortized over the estimated lives of the respective assets constructed.

Deferred Asset Removal Costs
Under the authoritative guidance for asset retirement and environmental obligations, Cleco Power determined that a liability exists for cleanup and closing costs of solid waste facilities associated with its generating stations that use lignite and coal for fuel.  Applying these guidelines, Cleco Power determined that a liability exists for costs which may be incurred in the future for removal of asbestos from its general service buildings, the removal of transmission towers on leased rights-of-way and for the abatement of PCBs in transformers.
At December 31, 2009, and 2008, the liability for solid waste facility closure costs at the generating station using lignite is estimated at $0.4 million and is included in other deferred credits.  At December 31, 2009, and 2008, Cleco Power’s liability for removal of asbestos is estimated at $0.3 million and also is included in other deferred credits.

Deferred Postretirement Costs
Authoritative guidance on retirement benefits compensation requires companies to recognize the funded status of their postretirement benefit plans as a net liability or asset.  The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets.  For defined benefit pension plans, the benefit obligation is the projected benefit obligation.  Historically, the LPSC has allowed Cleco Power to recover pension plan expense.  Cleco Power, therefore, recognizes a regulatory asset based on its determination that these costs can be collected from customers.  The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods.  At December 31, 2009, and 2008, Cleco Power had postretirement plan costs deferred as a regulatory asset of $106.7 million and $112.2 million, respectively.  For additional information on Cleco’s pension plan and adoption of these authoritative guidelines, see Note 9 — “Pension Plan and Employee Benefits.”

Deferred Tree Trimming Costs
In January 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred to trim, cut, or remove trees that were damaged by Hurricanes Katrina and Rita, but were not addressed as part of the restoration efforts.  The regulatory asset is capped at $12.0 million in actual expenditures plus a 12.4% grossed-up rate of return.  Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008, and was approved by the LPSC in October 2009.  At December 31, 2009, the regulatory asset consisted of $12.0 million of actual expenditures and $1.5 million related to the grossed-up rate of return.  On February 12, 2010, Rodemacher Unit 3 commenced commercial operations and Cleco Power began amortizing the regulatory asset over a five-year period.

Deferred Training Costs
In February 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset which is being charged with training costs associated with existing processes and technology for new employees at Rodemacher Unit 3.  Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008, and were covered by the retail rate plan which was approved by the LPSC in October 2009.  At December 31, 2009, and 2008, Cleco Power had deferred $7.0 million and $2.5 million, respectively, of Rodemacher Unit 3 training costs.  On February 12, 2010, Rodemacher Unit 3 commenced commercial operations and Cleco Power began amortizing the regulatory asset over a 50-year period.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Deferred Storm Surcredit, Net
Cleco Power has recorded a storm surcredit as the result of a settlement with the LPSC that addressed, among other things, the recovery of the storm damages related to Hurricanes Katrina and Rita.  In the settlement, Cleco Power was required to implement a surcredit to provide ratepayers with the economic benefit of the carrying charges of all accumulated deferred income tax liabilities due to the storm damage costs at a 12.2% rate of return which was set in LPSC Order No. U-29157A.  The accumulated deferred income tax liability includes the tax benefit on deductions for operation and maintenance expenses, casualty loss, and depreciation against taxable income in the year incurred and all subsequent periods.  The settlement, through a true-up mechanism, allows the surcredit to be adjusted to reflect the actual tax deductions allowed by the IRS.
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
As a result of the settlement with the LPSC, Cleco Power was required to implement a surcredit when funds were withdrawn from the restricted storm reserve.  In July and September 2009 and in October 2008, Cleco Power withdrew funds from the restricted storm reserve to pay for storm damages resulting in the establishment of a surcredit.  Cleco Power requested and received approval from the LPSC to replenish the restricted storm reserve with the surcredit associated with the storms.  At December 31, 2009, and 2008, Cleco Power had $7.7 million and $4.9 million, respectively, in deferred storm surcredit, net.

Deferred Fuel Transportation Revenue
In June 2003, pipeline assets owned by a Cleco Power affiliate, providing transportation of fuel to two Cleco Power generating stations, were sold to Cleco Power.  Prior to June 2003, the expenses associated with the pipeline assets were recovered from customers through Cleco Power’s fuel adjustment clause, since these expenses were billed to Cleco Power by the affiliate energy company.  Rather than prepare a formal rate filing requesting recovery of the pipeline assets’ cost, in March 2005, Cleco Power requested and the LPSC authorized Cleco Power to recover the cost of the assets until Cleco Power’s next base rate case.  In July 2008, Cleco Power filed a request for a new rate plan with the LPSC.  The regulatory liability was completely amortized during 2009, before the new RSP became effective.

Deferred Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit. In any calendar year during the construction period, the amount collected from customers is not to exceed 6.5% of Cleco Power’s projected retail revenues.  Cleco Power began collection of the carrying costs and established a regulatory liability in May 2006.  For the twelve-month periods ended December 31, 2009, and 2008, Cleco Power had collected $56.9 million and $54.1 million, respectively, in construction carrying costs.
In October 2009, the LPSC voted unanimously to approve Cleco Power’s retail rate plan.  The retail rate plan established that $183.2 million be returned to customers over a five-year period and that Cleco Power will record a regulatory asset for all amounts above the actual amount collected from customers.  At December 31, 2009, the regulatory liability and the related regulatory asset were $183.2 million and $40.2 million, respectively.  At December 31, 2009, $33.6 million was due to be returned to customers within one year.  On February 12, 2010, Rodemacher Unit 3 commenced commercial operations and Cleco Power began amortizing the regulatory asset over a five-year period.

Deferred Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  For the year 2009, approximately 95% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.  Deferred fuel and purchased power costs recorded at December 31, 2009, and 2008, were under-recoveries of $35.1 million and $69.2 million, respectively, and are scheduled to be collected from customers in future months.  The $34.1 million decrease in the under-recovered funds was primarily the result of $32.5 million decreased loss in the mark-to-market of open gas positions and a $3.7 million decreased loss on closed natural gas hedge positions.  These decreases were partially offset by the deferral of $2.1 million in additional fuel and purchased power costs.

Amended Lignite Mining Agreement Contingency
In April 2009, Cleco Power and SWEPCO entered into a series of transactions to acquire additional lignite reserves and mining equipment from NAC.  Cleco Power and SWEPCO each agreed to purchase a 50% ownership interest in Oxbow from NAC for a combined price of $25.7 million.  Through mineral lease agreements and ownership of fee land, Oxbow controls approximately 43 million tons of lignite reserves in an area referred to as the Oxbow Mine.  In a separate, but related, transaction DHLC agreed to purchase all of the mining equipment located at the Oxbow Mine from NAC.  Cleco Power, SWEPCO, and DHLC also entered into the Amended Lignite Mining Agreement which requires DHLC to mine lignite at the existing Dolet Hills Mine along with the Oxbow Mine and deliver the lignite to the Dolet Hills Power Station.  The Amended Lignite Mining Agreement requires Cleco Power and SWEPCO to purchase the lignite mined and delivered by DHLC at cost plus a specified management fee.  The two

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

mining areas are expected to be sufficient to provide the Dolet Hills Power Station with lignite fuel until at least 2026.  In September 2009, the LPSC approved the joint application authorizing the transactions.  The transactions closed in December 2009.
Among the provisions of the Amended Lignite Mining Agreement, it is a requirement that if DHLC is unable to pay for loans and lease payments when due, Cleco Power will pay 50% of the amounts due.  Any payments under this provision will be considered a prepayment of lignite to be delivered in the future and will be credited to future invoices from DHLC.  This provision meets the recognition requirements as a guarantee to an unrelated third party.  Cleco Power recognized a liability of $3.8 million upon the closing of the transactions.  A regulatory asset of $3.8 million was also recognized due to Cleco Power’s ability to recover prudent fuel costs from customers through the fuel adjustment clause.  The liability and related regulatory asset will be derecognized when the Amended Lignite Mining Agreement terminates.  The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap.  The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment.  Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations.

Note 4 — Jointly Owned Generation Units

Two electric generation units operated by Cleco Power are jointly owned with other utilities.  The joint-owners are responsible for their own share of the capital and the operating and maintenance costs of the respective units.  Cleco Power recognized $111.9 million, $104.8 million, and $92.3 million as its proportionate share of operating and maintenance expenses associated with these two units, which include fuel costs of $91.9 million, $86.9 million, and $72.0 million, during the years ended December 31, 2009, 2008, and 2007, respectively.

		AT DECEMBER 31, 2009
(DOLLAR AMOUNTS IN THOUSANDS)	RODEMACHER UNIT #2	DOLET HILLS	TOTAL
Utility plant in service	$86,236	$288,962	$375,198
Accumulated depreciation	$67,449	$191,074	$258,523
Ownership	30%	50%
Name plate capacity (MW)	523	650
Cleco Power’s ownership interest (MW)	157	325

Note 5 — Fair Value Accounting

The amounts reflected in Consolidated Balance Sheets of Cleco and Cleco Power at December 31, 2009, and 2008, for cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco and Cleco Power’s long-term debt and Cleco’s nonconvertible preferred stock are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt and by Cleco for preferred stock with similar maturities.
Cleco’s convertible preferred stock relates to establishment of the ESOP.  The ESOP borrowed $30.0 million, and subsequently, Cleco Power purchased the loan.  The amount of the loan was directly offset by Cleco Power’s guarantee of the loan.  The fair value of Cleco’s convertible preferred stock was estimated assuming its conversion into Cleco Corporation common stock at the market price per common share at December 31, 2006, with proceeds from the sale of the common stock used to repay the principal balance of Cleco Power’s loan to the ESOP.  The loan was repaid in full in July 2006, and the ESOP preferred stock was converted to Cleco Corporation common stock in the first quarter of 2007.
The estimated fair value of energy market positions is based upon observed market prices when available.  When such market prices are not available, management estimates market value at a discrete point in time by assessing market conditions and observed volatility.  These estimates are subjective in nature and involve uncertainties.  Therefore, actual results may differ from these estimates.

Cleco
			AT DECEMBER 31,
		2009		2008
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$145,193	$145,193	$97,483	$97,483
Restricted cash	$56,451	$56,451	$102,982	$102,982
Long-term debt, excluding debt issuance costs	$1,319,540	$1,353,479	$1,172,874	$1,110,171
Preferred stock not subject to mandatory redemption	$1,029	$874	$1,029	$699

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

					AT DECEMBER 31,
			2009			2008
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy market positions
Assets	$87,149	$(15,671)	$71,197	$159,432	$(47,293)	$117,851
Liabilities	$131,692	$(9,630)	$122,062	$221,083	$(10,315)	$210,768
Interest rate swap liability	$-	$(890)	$890	$-	$-	$-

Cleco Power
			AT DECEMBER 31,
		2009		2008
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$138,113	$138,113	$91,542	$91,542
Restricted cash	$56,354	$56,354	$102,885	$102,885
Long-term debt, excluding debt issuance costs	$1,224,540	$1,258,479	$1,142,874	$1,080,171

					AT DECEMBER 31,
			2009			2008
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy market positions
Assets	$87,149	$(15,671)	$71,197	$159,432	$(47,293)	$117,851
Liabilities	$131,692	$(9,630)	$122,062	$221,083	$(10,315)	$210,768
Interest rate swap liability	$-	$(890)	$890	$-	$-	$-

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
At December 31, 2009, Cleco and Cleco Power were exposed to concentration of credit risk through their short-term investments classified as cash equivalents and restricted cash.  Cleco had $198.2 million ($141.8 million of cash and $56.4 million of restricted cash) in short-term investments in institutional money market funds.  If the money market funds failed to perform under the terms of the investment, Cleco would be exposed to a loss of the invested amounts.  Cleco Power had $191.2 million ($134.8 million of cash and $56.4 million of restricted cash) in short-term investments in institutional money market funds.  If the money market funds failed to perform under the terms of the investments, Cleco Power would be exposed to a loss of the invested amounts.  Collateral on these types of investments is not required by either Cleco or Cleco Power.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  Money market funds must have at least $1.0 billion in assets under management; must have been in existence for not less than two years; must have portfolios not comprised of more than 50% of securities issued by foreign entities; and must be rated in the top two ratings’ categories by at least one nationally recognized rating agency.  Commercial paper must be issued by a company with headquarters in the U.S. and rated not less than A1 by Standard & Poor’s or P1 by Moody’s.  For split-rated issuers, the second rating must not be lower than either A2 or P2; the issuer’s long-term debt must be rated not lower than A by Standard & Poor’s or A2 by Moody’s; and the issuer cannot be on negative credit watch.  Investments in commercial paper rated A2 by Standard & Poor’s or P2 by Moody’s may be made if approved by the appropriate level of management.
Cleco Power was exposed to concentration of credit risk through its energy marketing assets.  At December 31, 2009, Cleco Power had energy marketing assets with an estimated fair value of $71.2 million.  These energy marketing assets represent open natural gas purchase positions, primarily financial hedge transactions.  Cleco Power entered into these positions to mitigate the volatility in the cost of fuel purchased for utility generation and the risk associated with the fixed-price power that is being provided to a wholesale customer through December 2010.  If the counterparties to these assets fail to perform under the terms of the investment, Cleco Power would be exposed to a loss of $71.2 million.  For information about credit risk management and how these risks are mitigated on energy marketing assets, see Note 2 — “Summary of Significant Accounting Policies — Risk Management.”

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Interest Rate Swap
In August 2009, Cleco Power entered into a $50.0 million bank loan with variable interest, paid monthly, and calculated at 3.00% plus the one-month LIBOR.  The loan matures on August 19, 2012.  In order to mitigate risk of the future floating interest rates, Cleco Power entered into an interest rate swap with JPMorgan Chase Bank, N.A in the third quarter of 2009.  Based on the notional amount of the bank loan, the swap requires a monthly net settlement between Cleco Power’s fixed payment of 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  The swap matures on May 31, 2012.  Both the bank loan and the swap were effective the same day and require monthly payments near the end of the month.  From the inception of the loan to December 31, 2009, Cleco Power recognized net interest expense equal to an annual rate of 4.84% on the bank loan.  Since both the bank loan and the swap require payments near the end of the month, the cash payments are materially close to the interest expense recognized.
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
The swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging.  Changes in the swap’s fair value related to the effective portion are recognized in other comprehensive income, whereas changes in the fair value related to the ineffective portion are recognized in earnings.  As time passes and settlements are made, the swap’s other comprehensive income fair values are reclassified into earnings as a component of interest expense.  For the year ended December 31, 2009, there were $0.3 million of reclassification adjustments from other comprehensive income to interest expense.  There was no impact to earnings due to ineffectiveness for the year ended December 31, 2009.

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

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$141	$-	$141	$-	$3,687	$-	$3,687	$-
Institutional money market funds	198,155	-	198,155	-	204,789	-	204,789	-
Total	$198,296	$-	$198,296	$-	$208,476	$-	$208,476	$-

	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Energy market derivatives	$25,441	$8,106	$17,335	$-	$61,295	$13,757	$47,538	$-
Interest rate swap	890	-	890	-	-	-	-	-
Total	$26,331	$8,106	$18,225	$-	$61,295	$13,757	$47,538	$-

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$141	$-	$141	$-	$3,687	$-	$3,687	$-
Institutional money market funds	191,155	-	191,155	-	198,989	-	198,989	-
Total	$191,296	$-	$191,296	$-	$202,676	$-	$202,676	$-

	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Energy market derivatives	$25,441	$8,106	$17,335	$-	$61,295	$13,757	$47,538	$-
Interest rate swap	890	-	890	-	-	-	-	-
Total	$26,331	$8,106	$18,225	$-	$61,295	$13,757	$47,538	$-

The derivative assets and liabilities are classified as either current or non-current depending on when the positions close.  All energy market derivative current assets and current liabilities are reported as a net current risk management asset or liability.  All energy market derivative non-current assets and non-current liabilities are reported net in other deferred charges or other deferred credits.  Net presentation is appropriate due to the right of offset included in the master netting agreements.  On the balance sheet, the net current and net non-current derivative positions are netted with the applicable margin deposits.  At December 31, 2009, a net current risk management asset of $2.9 million represented current deferred options.  At December 31, 2009, a net current risk management liability of $13.8 million represented the current derivative positions of $22.9 million reduced by current margin deposits of $9.1 million.  The non-current liability derivative positions of $2.4 million reduced by non-current margin deposits of $0.9 million were recorded in other deferred credits.  The institutional money market funds were reported on the Cleco Consolidated balance sheet in cash and cash equivalents, current restricted cash, and non-current restricted cash in the amounts of $141.8 million, $29.9 million, and $26.5 million, respectively.  At Cleco Power, cash and cash equivalents, current restricted cash, and restricted non-current cash were $134.8 million, $29.9 million, and $26.4 million, respectively, as of December 31, 2009.
Cleco utilizes different valuation techniques for fair value calculations.  In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held.  Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities.  The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return.  For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach.  These techniques have been applied consistently from fiscal period to fiscal period.  Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Cleco had no Level 3 assets or liabilities at December 31, 2009, or 2008.

Derivatives and Hedging
A disclosure amendment to the authoritative guidance on derivatives and hedging which requires entities to provide greater transparency in interim and annual financial statements became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This amendment required enhanced disclosures about a company’s derivative activities and how the related hedged items affect a company’s financial position, financial performance, and cash flows.  Cleco is required to provide qualitative disclosures about derivative fair value, gains and losses, and credit-risk-related contingent features in derivative agreements.
The following table presents the fair values of derivative instruments and their respective line item as recorded on the Consolidated Balance Sheets of Cleco and Cleco Power at December 31, 2009:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) AT DECEMBER 31, 2009	BALANCE SHEET LINE ITEM	FAIR VALUE
Commodity contracts
Economic hedges:
Current	Risk management liability, net	$(405)
Fuel cost hedges:
Current	Risk management liability, net	(22,502)
Long-term	Other deferred credits	(2,394)
Total		$(25,301)

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Consolidated Statements of Income for year ended December 31, 2009:

(THOUSANDS)	LOSS IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES YEAR ENDED DECEMBER 31, 2009
Commodity contracts
Economic hedges	Other operations revenue	$1,805	(1)
Fuel cost hedges(2)	Fuel used for electric generation	92,609
Total		$94,414
(1)For the year ended December 31, 2009, Cleco recognized $0.2 million of mark-to-market losses related to economic hedges.
(2)In accordance with the authoritative guidance for regulated operations, an additional $24.9 million of unrealized losses and $2.6 million of deferred losses associated with fuel cost hedges are reported in Accumulated Deferred Fuel on the balance sheet. As gains and losses are realized in future periods, they will be recorded as Fuel Used for Electric Generation on the Income Statement. For more information, see Note 3 — “Regulatory Assets and Liabilities — Deferred Fuel and Purchased Power Costs.”

At December 31, 2009, Cleco had 15.2 million MMBtus hedged for natural gas fuel costs, which is approximately 28% of the estimated natural gas requirements for a two-year period.  Cleco had an additional 0.4 million MMBtus hedged through 2010, resulting from economic hedges, which is approximately 88% of the estimated daily peak-hour sales to a wholesale customer.
The following table presents the fair values of derivatives designated as hedging instruments and their respective line item as recorded on the Consolidated Balance Sheets of Cleco and Cleco Power at December 31, 2009:

	DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) AT DECEMBER 31, 2009	BALANCE SHEET LINE ITEM	FAIR VALUE
Interest rate swap
Cash flow hedges:
Current	Other current liabilities	$638
Long-term	Other deferred credits	252
Total		$890

The following table presents the effect of derivatives designated as hedging instruments on Cleco and Cleco Power’s Consolidated Statements of Income for the year ended December 31, 2009:

(THOUSANDS)	AMOUNT OF (LOSS) GAIN RECOGNIZED IN OCI YEAR ENDED DECEMBER 31, 2009	LOCATION OF (LOSS) GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)	AMOUNT OF (LOSS) GAIN RECLASSED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION) YEAR ENDED DECEMBER 31, 2009
Interest rate swap	$(1,186)	Interest charges	$(299)
Treasury rate lock	$4,324	Interest charges	$14

Cleco and Cleco Power recorded a reduction to interest expense of $0.4 million related to the ineffectiveness of hedges for the year ended December 31, 2009.  At December 31, 2009, Cleco Power expects $0.2 million of the effective portion of the treasury rate lock cash flow hedge to be reclassed from accumulated OCI to a reduction in interest charges over the next twelve months.  The short-term liability associated with the mark-to-market of the interest rate swap is $0.6 million and is expected to be reclassified as an increase to interest charges over the next twelve months.  This amount may change based on the market value of the interest rate swap over the next year.  For additional information on the interest rate swap, see “— Interest Rate Swap.”  For additional information on the treasury rate lock, see “— Note 6 — Debt.”

Note 6 — Debt

Cleco
Cleco’s total indebtedness as of December 31, 2009, and 2008, was as follows.

	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Cleco Power’s senior notes, 5.375%, due 2013	$75,000	$75,000
Cleco Power’s senior notes, 4.95%, due 2015	50,000	50,000
Cleco Power’s senior notes, 6.65%, due 2018	250,000	250,000
Cleco Power’s senior notes, 6.50%, due 2035	295,000	150,000
Cleco Power’s pollution control revenue bonds, 5.875%, due 2029, callable after September 1, 2009	61,260	61,260
Cleco Power’s solid waste disposal facility bonds, 4.70%, due 2036, callable after November 1, 2016	60,000	60,000
Cleco Power’s solid waste disposal facility bonds, 5.25%, due 2037, mandatory tender on March 1, 2013	60,000	60,000
Cleco Power’s solid waste disposal facility bonds, 6.00%, due 2038, mandatory tender on October 1, 2011	32,000	32,000
Cleco Power’s GO Zone bonds, 7.00%, due 2038, mandatory tender on December 1, 2011	100,000	100,000
Cleco Katrina/Rita’s storm recovery bonds, 4.41%, due 2020	99,454	113,000
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	67,600	67,600
Total bonds	1,150,314	1,018,860
Cleco Power’s medium-term notes, 6.52%, due 2009	-	50,000
Total medium-term notes	-	50,000
Cleco Power’s bank term loan, variable rate, due 2012	50,000	-
Total bank term loans	50,000	-
Cleco Power’s insured quarterly notes
6.05%, due 2012, callable after June 1, 2004	-	49,567
6.125%, due 2017, callable after March 1, 2005	24,226	24,447
Total insured quarterly notes	24,226	74,014
Cleco Corporation’s credit facility draws	95,000	30,000
Total credit facility draws	95,000	30,000
Capital leases
Barges, ending December 31, 2013	20,751	-
Mobile computers, ending December 31, 2010	123	239
Less: amount due within one year	(1,636)	(116)
Capital lease – long-term	19,238	123
Gross amount of long-term debt	1,338,778	1,172,997
Less: amount due within one year	(11,478)	(63,546)
Less: unamortized premium and discount, net	(7,001)	(2,632)
Total long-term debt, net	$1,320,299	$1,106,819

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

The amounts payable under long-term debt agreements for each year through 2014 and thereafter are listed below.

(THOUSANDS)	2010	2011	2012	2013	2014	THEREAFTER
Amounts payable under long-term debt agreements	$11,478	$107,269	$63,108	$148,969	$14,876	$973,840

At December 31, 2009, and 2008, Cleco had no outstanding short-term debt.  Cleco had $11.5 million and $63.5 million of long-term debt due within one year at December 31, 2009, and 2008, respectively.
During 2009, Cleco Power entered into a capital lease for barges in order to transport petroleum coke and limestone to Rodemacher Unit 3.  The initial term of the lease agreement will terminate December 31, 2013, at which time, Cleco Power will have the option to renew the lease agreement for a second five-year term.  For more information on the barge lease, see Note 15 — “Litigation, Other Commitment and Contingencies, and Disclosures about Guarantees — Other Contingencies — Fuel Transportation Agreement.”
The mobile computer capital lease in Cleco’s total indebtedness chart is for computers with local area network capabilities and has a lease term of five years.  The mobile computers can be purchased at the end of the lease term.  The lease payments are due at the beginning of each month.  The monthly lease payment is derived by multiplying the total acquisition costs by 1.92% for a full month and 0.06% per day for a partial month.
The amounts payable under the capital lease agreements for the next five years are listed below.

(THOUSANDS)	2010	2011	2012	2013	2014	THEREAFTER
Amounts payable under the capital lease agreement	$1,636	$1,666	$1,844	$2,021	$2,225	$11,482

Cleco Power
Cleco Power’s total indebtedness as of December 31, 2009, and 2008, was as follows.

	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Senior notes, 5.375%, due 2013	$75,000	$75,000
Senior notes, 4.95%, due 2015	50,000	50,000
Senior notes, 6.65%, due 2018	250,000	250,000
Senior notes, 6.50%, due 2035	295,000	150,000
Pollution control revenue bonds, 5.875%, due 2029, callable after September 1, 2009	61,260	61,260
Solid waste disposal facility bonds, 4.70%, due 2036, callable after November 1, 2016	60,000	60,000
Solid waste disposal facility bonds, 5.25%, due 2037, mandatory tender on March 1, 2013	60,000	60,000
Solid waste disposal facility bonds, 6.00%, due 2038, mandatory tender on October 1, 2011	32,000	32,000
GO Zone bonds, 7.00%, due 2038, mandatory tender on December 1, 2011	100,000	100,000
Cleco Katrina/Rita’s storm recovery bonds, 4.41%, due 2020	99,454	113,000
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	67,600	67,600
Total bonds	1,150,314	1,018,860
Medium-term notes, 6.52%, due 2009	-	50,000
Total medium-term notes	-	50,000
Cleco Power’s bank term loan, variable rate, due 2012	50,000	-
Total bank term loans	50,000	-
Insured quarterly notes
6.05%, due 2012, callable after June 1, 2004	-	49,567
6.125%, due 2017, callable after March 1, 2005	24,226	24,447
Total insured quarterly notes	24,226	74,014
Capital leases
Barges, ending December 31, 2013	20,751	-
Mobile computers, ending December 31, 2010	123	239
Less: amount due within one year	(1,636)	(116)
Capital lease – long-term	19,238	123
Gross amount of long-term debt	1,243,778	1,142,997
Less: amount due within one year	(11,478)	(63,546)
Less: unamortized premium and discount, net	(7,001)	(2,632)
Total long-term debt, net	$1,225,299	$1,076,819

The amounts payable under long-term debt agreements for each year through 2014 and thereafter are listed below.

(THOUSANDS)	2010	2011	2012	2013	2014	THEREAFTER
Amounts payable under long-term debt agreements	$11,478	$12,269	$63,108	$148,969	$14,876	$973,840

At December 31, 2009, and 2008, Cleco Power had no outstanding short-term debt.  At December 31, 2009, Cleco Power had $11.5 million of long-term debt due within one year, compared to $63.5 million long-term debt due within one year at December 31, 2008.
In August 2009, Cleco Power redeemed all $49.5 million principal amount of its outstanding 6.05% insured quarterly notes due June 2012.  The notes were replaced with a one-month LIBOR plus 3.00% floating rate bank term loan maturing on August 19, 2012.  In July 2009, Cleco Power locked in a $50.0 million interest rate swap arrangement related to this loan.  This swap was effective on August 19, 2009 and will

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

mature on May 31, 2012.  For additional information, see Note 5 — “Fair Value Accounting — Interest Rate Swap.”
In October 2009, Cleco Power entered into a treasury rate lock contract in order to mitigate the interest rate exposure on a possible future debt issuance.  The notional amount of the treasury rate lock was $75.0 million.  The reference rate of 4.005% was based on the 30-year treasury note yield as of October 2, 2009.
In November 2009, Cleco Power issued $145.0 million aggregate principal amount of senior unsecured notes, as additional notes of a class of $150.0 million senior notes issued in November 2005.  The interest rate for the notes is 6.50%, and the aggregate $295.0 million of the notes mature on December 1, 2035.  The net proceeds from the $145.0 million issuance were used for general corporate purposes, including financing a portion of the construction costs related to the Acadiana Load Pocket transmission project.
Also in November 2009, Cleco Power settled the treasury rate lock that was entered into in October 2009.  The reference rate, based on the 30-year treasury note yield, on the date of settlement of the treasury rate lock was 4.378%, which resulted in Cleco Power receiving $4.7 million from the counterparty.  The treasury rate lock is considered a derivative instrument that qualifies as a cash flow hedge for accounting purposes.  While the treasury rate lock meets the definition of highly effective, it did contain some ineffectiveness relating to the discount period of the treasury rate lock (30 years) as compared to the discount period used to calculate the senior note issuance discount (26 years).  Cleco Power recorded the ineffective portion, $0.4 million, as a reduction in interest expense.  The remaining effective portion, $4.3 million, was recorded as an increase in accumulated other comprehensive income.  The $4.3 million in accumulated other comprehensive income will be reclassified as a reduction to interest expense over the remaining 26-year life of the senior notes.
During 2009, Cleco Power entered into a capital lease for barges in order to transport petroleum coke and limestone to Rodemacher Unit 3.  The initial term of the lease agreement will terminate December 31, 2013, at which time, Cleco Power will have the option to renew the lease agreement for a second five-year term.  For more information on the barge lease, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Contingencies — Fuel Transportation Agreement.”
The mobile computer capital lease in Cleco Power’s total indebtedness chart is for computers with local area network capabilities and has a lease term for five years.  The mobile computers can be purchased at the end of the lease term.  The lease payments are due at the beginning of each month.  The monthly lease payment is derived by multiplying the total acquisition costs by 1.92% for a full month and 0.06% per day for a partial month.
  The amounts payable under the capital lease agreements for the next five years are listed below.

(THOUSANDS)	2010	2011	2012	2013	2014	THEREAFTER
Amounts payable under the capital lease agreement	$1,636	$1,666	$1,844	$2,021	$2,225	$11,482

Credit Facilities
Cleco has two separate revolving credit facilities, one for Cleco Corporation and one for Cleco Power, with a maximum aggregate capacity of $425.0 million.
Cleco Corporation has a revolving five-year credit facility with a maximum capacity of $150.0 million that matures in 2011.  Cleco Corporation’s borrowing costs under this facility are equal to LIBOR plus 0.65%, including facility fees.  This facility provides for working capital and other needs.  If Cleco Power defaults under the Cleco Power facility, then Cleco Corporation would be considered in default under the Cleco Corporation facility.  At December 31, 2009, there was $95.0 million outstanding under Cleco Corporation’s credit facility.  The weighted average interest rate was 0.763% at December 31, 2009, for outstanding borrowings under this credit facility.
At December 31, 2009, Cleco Corporation was in violation of a covenant under its credit facility, relating to a covenant included in the $50.0 million Cleco Power bank term loan entered into in August 2009.  In February 2010, Cleco Corporation obtained a waiver from its lenders for such non-compliance.  Cleco Corporation paid the lenders no fees related to this waiver.
In August 2009, Cleco Corporation and the lenders under its $150.0 million five-year credit facility amended the credit facility to increase the threshold in a representation that the present value of all accumulated benefit obligations under Cleco’s pension plan is allowed to exceed the fair market value of the assets of the plan.  At December 31, 2008, the present value of all accumulated benefit obligations under the pension plan exceeded the fair market value of the plan assets by approximately $61.4 million.  In connection with the amendment, the lenders under the credit facility waived each event of default relating to the breach of the representation from December 31, 2008, to the date of the amendment.  In connection with the waiver and amendment, Cleco Corporation paid the lenders approximately $0.1 million, which fees are included in interest expense for the year ended December 31, 2009.  Off-balance sheet commitments entered into by Cleco Corporation with third parties for certain types of transactions between those parties and Cleco’s subsidiaries, other than Cleco Power, reduce the amount of credit available to Cleco Corporation under the facility by an amount equal to the stated or determinable amount of the primary obligation.  At December 31, 2009, the $150.0 million of capacity was reduced by outstanding credit facility borrowings of $95.0 million and off-balance sheet commitments of $15.0 million, leaving available capacity of $40.0 million.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Corporation’s working capital needs.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Cleco Power has a revolving credit facility with a maximum capacity of $275.0 million that matures in 2011.  This facility provides for working capital and other needs.  Cleco Power’s borrowing cost under this facility is equal to LIBOR plus 0.50%, including facility fees.  At December 31, 2009, there were no outstanding draws under Cleco Power’s credit facility.  At December 31, 2009, Cleco Power was in compliance with the covenants in this credit facility.  In August 2009, Cleco Power and the lenders under its $275.0 million five-year credit facility amended the credit facility to increase the threshold in a representation that the present value of all accumulated benefit obligations under Cleco’s pension plan is allowed to exceed the fair market value of the assets of the plan.  At December 31, 2008, the present value of all accumulated benefit obligations under the pension plan exceeded the fair market value of the plan assets by approximately $61.4 million. In connection with the amendment, the lenders under the credit facility waived each event of default relating to the breach of the representation from December 31, 2008, to the date of the amendment.  In connection with the waiver and amendment, Cleco Power paid the lenders approximately $0.1 million, which fees are included in interest expense for the year ended December 31, 2009.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs.

Note 7 — Common Stock

Stock-Based Compensation
At December 31, 2009, Cleco had two stock-based plans, ESPP and the LTICP.  Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement.  Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
The fair market value of non-vested stock was recorded as compensation expense during the service periods, which are generally three years, after which the restrictions lapse, and assuming obtainment of vesting requirements was probable.  All stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over the grant’s requisite service period.  Awards that vest pro rata during the requisite service period that contain only a service condition could be viewed not as one award, but instead as multiple awards with separate vesting schedules and are defined as having a graded vesting schedule.  Cleco has elected to view grants with graded vesting schedules as one award and recognize the related compensation expense on a straight-line basis over the requisite service period.  The ESPP’s discount rate is 5%, substantially all employees can participate in the ESPP, and the plan does not contain optionality features beyond those listed by the authoritative guidance on stock-based compensation.  Cleco is not required to recognize a fair-value expense related to the ESPP.
Cleco adopted the modified prospective method for stock-based compensation, which requires compensation expense to be recorded for all non-vested options and non-vested stock beginning in the first quarter of adoption.  This cost was based on the grant-date fair value.  The cost for all stock-based awards, represents the grant-date fair value.  Cleco Corporation and Cleco Power reported pre-tax compensation expense for their stock-based compensation plans as shown in the following table.

	CLECO			CLECO POWER
				FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007	2009	2008	2007
Equity classification
Non-vested stock	$2,084	$1,585	$2,928	$549	$394	$1,293
Stock options (1)	51	55	38	-	-	(4)
Non-forfeitable dividends (1)	-	-	27	-	-	16
Total	$2,135	$1,640	$2,993	$549	$394	$1,305
Liability classification
Common stock equivalent units	$3,545	$1,494	$1,530	$1,306	$501	$617
Company funded participants income tax obligations	-	-	3,295	-	-	1,852
Total	$3,545	$1,494	$4,825	$1,306	$501	$2,469
Total pre-tax compensation expense	$5,680	$3,134	$7,818	$1,855	$895	$3,774
Tax benefit	$2,186	$1,206	$1,740	$714	$345	$739
(1)For the years ended December 31, 2009, 2008, and 2007 compensation expense charged against income for non-forfeitable dividends paid on non-vested stock not expected to vest and stock options was $0.1 million.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

As required by the authoritative guidance on stock-based compensation, the amount of stock-based compensation capitalized in property, plant and equipment for the years ended December 31, 2009, and 2008, was $2.0 million and $0.9 million, respectively.
Cash received from options exercised under all stock-based compensation plans for the years ended December 31, 2009, and 2008, were $2.1 million and $1.0 million, respectively.  The associated tax benefit for options exercised for each of the years ended December 31, 2009, and 2008 was $0.1 million.  No cash was paid to settle equity instruments granted under the stock-based compensation plans for the years ended December 31, 2009 or 2008.

Stock-Based Plan Descriptions and Share Information

Stock Options
LTICP stock options may be granted to certain officers, key employees, or directors of Cleco.  The directors’ stock options have an exercise price calculated by averaging the high and low stock price on the grant date rounded to the nearest one-eighth, are immediately exercisable, and expire after ten years.  The employees’ stock options have an exercise price calculated by averaging the high and low stock price on the grant date rounded to the nearest one-eighth, vest one-third each year, beginning on the third anniversary of the grant date, and expire after ten years.  The estimated fair value was calculated using the Black-Scholes option pricing model and was included in the pro forma disclosures.  The fair market values of LTICP stock options granted in 2007 were measured on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions.  There were no stock options granted in 2009 or 2008.

AT DECEMBER 31,2007
Expected term (in years) (1)	7.0
Volatility (2)	27.0% to 30.4%
Expected dividend yield	4.1%
Risk-free interest rate	4.5%
Weighted average fair value (Black-Scholes value)	$4.81
(1)The expected term was determined using an SEC safe harbor method due to the small number of recipients of these options.
(2)The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

A summary of LTICP stock option activity during the year ended December 31, 2009, is presented below.

	SHARES	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE NTRINSIC VALUE(THOUSANDS)
Outstanding at January 1, 2009	420,240	$20.64	14.49	$997
Exercised	(111,923)	$19.08
Forfeited	(4,634)	$24.12
Expired	(17,500)	$20.69
Outstanding at December 31, 2009	286,183	$21.20	13.04	$1,755
Exercisable at December 31, 2009	235,683	$20.96	15.09	$1,502

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $0.4 million, $0.2 million, and $2.8 million, respectively.

Non-Vested Stock and Common Stock Equivalent Units
In 2007, 2008, and 2009, Cleco granted non-vested stock and common stock equivalent units (CEUs) to certain employees.  The non-vested stock is classified as equity since the grant can only be settled in shares of Cleco Corporation common stock.  The recipients of the non-vested stock can vote the shares; however, dividends are not paid until the end of the service period and only in proportion to the non-vested stock that actually vests.  The CEUs granted are classified as liabilities since the grant is currently settled in cash.  Recipients of the CEUs will receive a dividend equivalent under the same terms as the dividends paid on the non-vested stock.  In order to vest, both instruments require the satisfaction of a service requirement and a market-based requirement.  Recipients of both types of instruments are eligible to receive opportunity instruments if certain market-based measures are exceeded.
At December 31, 2009, the number of target and opportunity restricted shares and CEUs previously granted for which restrictions had not lapsed totaled 729,724.  Cleco also grants to employees and directors non-vested stock with only a service period requirement.  These grants require the satisfaction of a pre-determined service period in order for the shares to vest.  During the vesting period, the employees and directors can vote and receive dividends on the shares.  At December 31, 2009, the number of shares of non-vested stock previously granted with only a service period requirement for which the period had not ended was 112,101.
The fair value of shares of non-vested stock granted in 2009, 2008, and 2007 under the LTICP is estimated on the date of grant, and the CEUs granted in 2009, 2008, and 2007 under the LTICP are marked-to-market using the Monte Carlo simulation model with the assumptions listed in the following table.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

				AT DECEMBER 31,
		2009		2008		2007
	NON-VESTED STOCK	CEUs	NON-VESTED STOCK	CEUs	NON-VESTED STOCK	CEUs
Expected term (in years) (1)	3.0	3.0	3.0	3.0	3.0	3.0
Volatility of Cleco stock (2)	28.6%	29.9%	20.8%	28.3%	18.6%	20.4%
Correlation between Cleco stock volatility and peer group	62.5%	62.5%	52.1%	61.4%	35.2%	49.5%
Expected dividend yield	3.9%	4.1%	3.6%	4.1%	3.6%	3.3%
Weighted average fair value (Monte Carlo model)	$25.93	$30.81	$25.85	$22.73	$26.16	$35.02
(1) The expected term was based on the service period of the award.
(2)The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

A summary of non-vested stock activity during the year ended December 31, 2009, is presented in the following table.

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE	UNITS	WEIGHTED-AVERAGE FAIR VALUE
	NON-VESTED STOCK		CEUs
Non-vested at January 1, 2009	188,805	$24.34	109,717	$27.82
Granted	97,149	$25.27	74,253	$25.93
Vested	(49,350)	$26.19	(49,350)	$40.52
Forfeited	(1,539)	$26.01	(1,539)	$35.82
Non-vested at December 31, 2009	235,065	$24.33	133,081	$30.85

The fair value of shares of non-vested stock which vested during the years ended December 31, 2009, 2008, and 2007 was $2.6 million, $2.4 million, and $3.7 million, respectively.
During the years ended December 31, 2009, 2008, and 2007, Cleco did not significantly modify any of the terms of outstanding awards.  In all periods presented, Cleco has recognized stock-based compensation expense for these provisions, which is known as the non-substantive vesting period approach.  The grants of non-vested stock to employees in January 2009, 2008, and 2007 did not contain the accelerated vesting provisions included in the prior years’ grants.
A maximum of 3,200,000 shares of Cleco Corporation common stock could be granted under the 2000 LTICP.  As of December 31, 2009, there were 1,133,703 shares remaining under the 2000 LTICP.  On December 31, 2009, the 2000 LTICP expired in accordance with its terms, and no further grants or awards will be made under that plan.  Grants and awards made under the 2000 LTICP will remain outstanding in accordance with its existing terms.  At December 31, 2009, there were stock options to purchase 286,183 shares of Cleco Corporation common stock and 368,146 shares of non-vested Cleco Corporation common stock outstanding under the 2000 LTICP.  On January 1, 2010, the 2010 LTICP became effective.  A maximum of 2,250,000 shares of Cleco Corporation common stock can be granted under the 2010 LTICP.  Equity instruments awarded to employees and directors historically have come from issuing new shares of common stock.  As of December 31, 2009, there were 117,695 non-vested share-based compensation arrangements granted under the LTICP that are expected to vest over an average period of 1.6 years.  The total unrecognized before-tax compensation cost was $2.6 million for non-vested stock-based compensation arrangements granted under the LTICP.

Retained Earnings Restrictions
Various debt agreements contain covenants that restrict the amount of retained earnings that may be distributed as dividends to common shareholders.  The most restrictive covenant requires Cleco Corporation’s total indebtedness to be less than or equal to 65% of total capitalization.  At December 31, 2009, approximately $401.7 million of retained earnings were unrestricted.

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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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
A maximum of 734,000 shares of common stock may be purchased under the ESPP, subject to adjustment for changes in the capitalization of Cleco Corporation.  The Compensation Committee of Cleco Corporation’s Board of Directors administers the ESPP.  The Compensation Committee and the Board of Directors each possess the authority to amend the ESPP, but shareholder approval is required for any amendment that increases the number of shares covered by the ESPP.  In January 2009, the Board of Directors approved and authorized an additional 50,000 shares of common stock to be reserved for issuance under the DRIP Feature of the ESPP.  As of December 31, 2009, there were 464,703 shares of common stock left to be purchased under the ESPP.

Common Stock Repurchase Program
In 1991, the Board of Directors authorized management to repurchase up to $30.0 million of common stock.  At December 31, 2009, approximately $16.1 million of common stock was available for repurchase under this authorization.  Purchases are made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements, and other factors.  The purchases may not be announced in advance and may be made in the open market or in privately negotiated transactions.  Cleco Corporation did not purchase any common stock under the repurchase authorization in 2009, 2008, or 2007.  There is no expiration date for the program.

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
The amount of total capitalization reflected in Cleco Corporation’s Consolidated Financial Statements has been reduced by an amount of deferred compensation expense related to the shares of convertible preferred stock that have not yet been allocated to ESOP participants.  For the years 2008 and 2009, no income tax benefit was recorded in Cleco Corporation’s Consolidated Financial Statements.
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
Information about the components of preferred stock capitalization is presented in the following table.

	BALANCE		BALANCE		BALANCE		BALANCE
	JAN. 1,		DEC. 31,		DEC. 31,		DEC. 31,
(THOUSANDS, EXCEPT SHARE AMOUNTS)	2007	CHANGE	2007	CHANGE	2008	CHANGE	2009
Cumulative preferred stock, $100 par value
Not subject to mandatory redemption 4.50%	$1,029	$-	$1,029	$-	$1,029	$-	$1,029
Convertible, Series of 1991, Variable rate	19,063	(19,063)	-	-	-	-	-
Preferred stock not subject to mandatory redemption	$20,092	$(19,063)	$1,029	$-	$1,029	$-	$1,029
Cumulative preferred stock, $100 par value
Number of shares
Authorized	1,491,900	-	1,491,900	-	1,491,900	-	1,491,900
Issued and outstanding	200,922	(190,634)	10,288	-	10,288	-	10,288
Cumulative preferred stock, $25 par value
Number of shares authorized (None outstanding)	3,000,000	-	3,000,000	-	3,000,000	-	3,000,000

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

The 4.5% cumulative preferred stock not subject to mandatory redemption has an optional redemption price of $101 per share.

Note 9 — Pension Plan and Employee Benefits

The authoritative guidance for compensation of retirement benefits requires companies to set their measurement date to correspond with their fiscal year end, eliminating the option to use an earlier measurement date.  The measurement date provision is effective for fiscal years ending after December 15, 2008.  Cleco’s measurement date currently is the same as its fiscal year end; therefore, the measurement date provision had no impact on the Registrants.

Pension Plan and Other Benefits Plan
Most employees hired before August 1, 2007 are covered by a non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation.  During 2009, $18.8 million of discretionary contributions were made to the pension plan for the 2008 plan year.  Cleco Power expects to be required to make approximately $70.0 million in additional contributions to the pension plan over the next five years, including $4.8 million in 2010.  The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years.  The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these benefits during the periods in which the benefits are earned.

The employee pension plan and other benefits obligation plan assets and funded status at December 31, 2009, and 2008, are presented in the following table.

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$278,442	$248,660	$34,054	$32,551
Service cost	7,010	5,879	1,414	1,412
Interest cost	16,454	15,856	2,140	1,981
Plan participants’ contributions	-	-	1,157	1,087
Actuarial loss	6,351	20,333	4,022	77
Expenses paid	(990)	(1,029)	-	-
Medicare D	-	-	- (1)	252
Benefits paid	(11,739)	(11,257)	(3,578)	(3,306)
Benefit obligation at end of year	295,528	278,442	39,209	34,054
Change in plan assets
Fair value of plan assets at beginning of year	185,562	251,957	-	-
Actual return on plan assets	29,434	(60,109)	-	-
Employer contributions	18,800	6,000	-	-
Expenses paid	(990)	(1,029)	-	-
Benefits paid	(11,739)	(11,257)	-	-
Fair value of plan assets at end of year	221,067	185,562	-	-
Unfunded status	$(74,461)	$(92,880)	$(39,209)	$(34,054)
(1)No Medicare D reimbursement was received in 2009; $213 was received in January 2010.

The employee pension plan accumulated benefit obligation at December 31, 2009, and 2008, is presented in the following table.

	PENSION BENEFITS
(THOUSANDS)	2009	2008
Accumulated benefit obligation	$261,817	$246,931

The authoritative guidelines for compensation of retirement benefits require the disclosure of the net actuarial gains/losses, transition obligations/assets, and prior period service costs included in other comprehensive income as a result of being included as a component of net periodic benefit costs.  The following table presents those items for the employee pension plan and other benefits plan at December 31, 2009, and 2008.

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2009	2008	2009	2008
Net actuarial loss (gain) occurring during year	$(3,619)	$100,619	$4,022	$77
Net actuarial loss amortized during year	$1,930	$-	$(896)	$(926)
Transition obligation occurring during year	$-	$-	$-	$-
Transition obligation amortized during year	$-	$-	$20	$20
Prior service credit occurring during year	$-	$-	$-	$-
Prior service credit amortized during year	$71	$71	$2,065	$2,065

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

The authoritative guidelines also require the disclosure of the net gains/losses, transition obligations/assets, and prior period service costs/credits in accumulated other comprehensive income that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2010.  The following table presents those items for the employee pension plan and other benefits plans for December 31, 2008, 2009, and 2010.

		PENSION BENEFITS			OTHER BENEFITS
(THOUSANDS)	2008	2009	2010	2008	2009	2010
Net actuarial loss	$113,057	$107,508	$3,102	$10,106	$13,231	$1,001	(1)
Transition obligation	$-	$-	$-	$114	$94	$20	(2)
Prior service credit	$844	$773	$71	$4,291	$2,227	$2,021	(3)
(1)Net of the estimated Medicare Part D subsidy of $288. (2)Net of the estimated Medicare Part D subsidy of $0. (3)Net of the estimated Medicare Part D subsidy of $397.

The components of net periodic pension and other benefits cost for 2009, 2008, and 2007 are as follows.

		PENSION BENEFITS			OTHER BENEFITS
(THOUSANDS)	2009	2008	2007	2009	2008	2007
Components of periodic benefit costs
Service cost	$7,010	$5,879	$7,747	$1,414	$1,412	$1,400
Interest cost	16,454	15,856	15,525	2,140	1,981	1,832
Expected return on plan assets	(19,464)	(20,178)	(18,980)	-	-	-
Transition obligation	-	-	-	20	20	20
Prior period service credit (cost)	(71)	(71)	845	(2,065)	(2,065)	(2,065)
Net loss	1,930	-	1,961	897	926	928
Net periodic benefit cost	$5,859	$1,486	$7,098	$2,406	$2,274	$2,115

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the prepaid benefit cost of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the years ended December 31, 2009, 2008, and 2007 was $1.8 million, $1.5 million, and $2.0 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements.  At December 31, 2009 and 2008, the current portion of the other benefits liability for Cleco was $2.8 million and $2.6 million, respectively.  At December 31, 2009 and 2008, the current portion of the other benefits liability for Cleco Power was $2.7 million and $2.4 million, respectively.  The expense related to other benefits reflected in Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007 was $2.4 million, $2.2 million, and $2.1 million, respectively, net of Medicare Part D subsidy of $0.3 million, $0.3 million, and $0.3 million, respectively.  Cleco Power’s allocated amount of the other benefit liability was $30.6 million and $26.4 million at December 31, 2009, and 2008, respectively.
The measurement date used to determine the pension and other postretirement benefits is December 31.  The assumptions used to determine the benefit obligation and the periodic costs are as follows.

	PENSION BENEFITS		OTHER BENEFITS
	2009	2008	2009	2008
Weighted-average assumptions used to determine the benefit obligation as of December 31:
Discount rate	5.91%	6.01%	5.29%	6.27%
Rate of compensation increase	4.45%	4.54%	N/A	N/A

		PENSION BENEFITS			OTHER BENEFITS
	2009	2008	2007	2009	2008	2007
Weighted-average assumptions used to determine the net benefit cost (income) for the year ended December 31:
Discount rate	6.01%	6.48%	5.90%	6.27%	6.18%	5.90%
Expected return on plan assets	7.80%	8.40%	8.40%	N/A	N/A	N/A
Rate of compensation increase	4.45%	4.54%	4.56%	N/A	N/A	N/A

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
Employee pension plan assets may be invested in publicly traded domestic common stocks, including Cleco Corporation common stock; U.S. Government, federal agency and corporate obligations; an international equity fund, commercial real estate funds; a hedge fund-of-funds; and pooled temporary investments.  Investments in securities (obligations of U.S. Government and U.S. Government Agencies, corporate debt, common/collective trust funds, mutual funds, common stocks, and preferred stock) traded on a national securities exchange

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

are valued at the last reported sales price on the last business day of the year.
Real estate funds and the pooled separate accounts are stated at estimated market value based on appraisal reports prepared annually by independent real estate appraisers (members of the American Institute of Real Estate Appraisers).  The estimated market value of recently acquired properties is assumed to approximate cost.
The hedge fund-of-funds is stated at fair value based upon financial statements and other financial information reported by the management of the underlying funds.  In January 2009, the relationship with the hedge fund-of-funds manager was restructured to redemption status only.
The authoritative guidance for fair value measurements and disclosures requires entities to classify assets and liabilities measured at their fair value according to three different levels, depending on the inputs used in determining fair value.

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

The table below discloses the pension plan’s fair value of financial assets measured on a recurring basis and within the scope of the authoritative guidance for fair value measurements and disclosures.

(THOUSANDS)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash and cash equivalents	$9,679	$-	$9,679	$-
Common stock	27,096	-	27,096	-
Preferred stock	10,234	-	1,124	9,110
Obligations of U.S. Government and U.S. Government Agencies	24,763	-	24,763	-
Mutual funds	70,612	70,555	57	-
Common/collective trust fund	36,727	283	36,271	173
Real estate funds	4,517	-	-	4,517
Hedge fund-of-funds	6,529	-	-	6,529
Corporate debt	33,737	-	33,737	-
Total	$223,894	$70,838	$132,727	$20,329

Net liability for pending transactions	$ (3,238)
Interest accrual	411
Total net assets	$ 221,067

Level 3 valuations are derived from other valuation methodologies including pricing models, discounted cash flow models and similar techniques.  Level 3 valuations incorporate subjective judgments and consider assumptions including capitalization rates, discounts rates, cash flows and other factors that are not observable in the market.
The following is a reconciliation of the beginning and ending balances of the pension plan’s preferred stock, common/collective trust fund, real estate funds, and hedge fund-of-funds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2009.

(THOUSANDS)	PREFERRED STOCK	COMMON/ COLLECTIVE TRUST	REAL ESTATE FUNDS	HEDGE FUND OF FUNDS	TOTAL
December 31, 2008	$12,992	$149	$5,741	$12,223	$31,105
Realized (loss) gain	-	-	-	(27)	(27)
Unrealized (loss) gain	(4,333)	30	(1,224)	499	(5,028)
Purchases, issuances, and settlements, net	451	(6)	-	(6,166)	(5,721)
December 31, 2009	$9,110	$173	$4,517	$6,529	$20,329

The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses.  Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period.  For 2009, the return on plan assets was 16.0% compared to an expected long-term return of 7.8%.  The 2008 return on pension plan assets was (26.9)% compared to an expected long-term return of 8.4%.
As of December 31, 2009, the pension plan held no shares of Cleco Corporation common stock.  None of the plan participants’ future annual benefits is covered by insurance contracts.  As a result of the significant 2008 market declines, the pension plan portfolio experienced significant losses during 2008 that resulted in a significant decrease in the funded status of the plan for 2008.  These losses, in conjunction with funding requirements, may lead to increased or earlier contributions than previously anticipated.  In December 2008, Cleco became aware that, through its hedge fund-of-funds manager, a portion of its pension plan assets were invested in the Madoff feeder fund investment, Ascot Fund Limited.  The total losses associated with this fund were approximately $0.7

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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

Fund managers were allowed limited use of derivatives, subject to policies and guidelines established by the committee and to the following restrictions:

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

Due to the nature of the hedge fund-of-funds, its manager was exempt from the above derivative policy.
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

The estimated impact of future Medicare subsidies reduced the January 1, 2009, and 2008, accumulated postretirement benefit obligation by $6.2 million and $5.8 million, respectively, and reduced the other benefit costs for the twelve months ended December 31, 2009, and 2008, as follows.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Components of other benefit costs:
Reduction in service cost	$149	$139
Reduction in interest cost	335	299
Reduction in net loss amortization	303	304
Reduction in prior period service cost amortization	(397)	(397)
Reduction in net other benefit cost	$390	$345

The assumed health care cost trend rates used to measure the expected cost of other benefits was $9.0% in 2010, 2009, and 2008.  The rate declines to 5.0% by 2028 and remains at 5.0% thereafter.  Assumed health care cost trend rates have a significant effect on the amount reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects on other benefits.

	ONE-PERCENTAGE POINT
(THOUSANDS)	INCREASE	DECREASE
Effect on total of service and interest cost components	$32	$104
Effect on postretirement benefit obligation	$340	$1,401

The projected benefit payments and projected receipts pursuant to Medicare Part D subsidy, the employee pension plan, and other benefits obligation plan for each year through 2014 and the next five years thereafter are listed below.

(THOUSANDS)	2010	2011	2012	2013	2014	NEXT FIVE YEARS
Pension plan	$12,206	$12,657	$13,221	$13,910	$14,687	$89,622
Other benefits obligation plan, gross	$3,228	$3,455	$3,646	$3,841	$4,112	$23,261
Medicare Part D subsidy receipts	$312	$353	$403	$457	$501	$3,154

SERP
Certain Cleco executive officers are covered by the SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP benefit payments.  However, since SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired.  No contributions to the SERP were made during the three-year period ended December 31, 2009.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The SERP’s funded status at December 31, 2009, and 2008, is presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$33,223	$29,757
Service cost	1,608	1,395
Interest cost	2,015	1,898
Actuarial loss	1,935	1,744
Benefits paid	(1,554)	(1,571)
Benefit obligation at end of year	$37,227	$33,223

The SERP’s accumulated benefit obligation at December 31, 2009, and 2008, is presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2009	2008
Accumulated benefit obligation	$34,122	$30,180

The authoritative guidelines on compensation for retirement benefits require the disclosure of the net actuarial gains/losses, transition obligations/assets, and prior period service costs included in other comprehensive income as a result of being amortized as a component of net periodic benefit costs.  The following table presents those items for the SERP at December 31, 2009, and 2008.

	SERP BENEFITS
(THOUSANDS)	2009	2008
Net actuarial loss occurring during year	$1,935	$1,745
Net actuarial loss amortized during year	$777	$656
Prior service cost amortized during year	$54	$54

The authoritative guidelines on compensation for retirement benefits also require the disclosure of the net gains/losses, transition obligations/assets, and prior period service costs/credit in accumulated other comprehensive income that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2010.  The following table presents those items for SERP for December 31, 2010, 2009, and 2008.

		SERP BENEFITS
(THOUSANDS)	2010	2009	2008
Net actuarial loss	$884	$12,015	$10,858
Prior service cost	$54	$441	$494

The components of the net SERP cost for 2009, 2008, and 2007 are as follows.

		SERP BENEFITS
(THOUSANDS)	2009	2008	2007
Components of periodic benefit costs
Service cost	$1,608	$1,395	$1,435
Interest cost	2,015	1,898	1,778
Prior period service cost amortization	54	54	54
Net loss amortization	777	656	1,016
Net periodic benefit cost	$4,454	$4,003	$4,283

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

The measurement date used to determine the SERP benefits is December 31.  The assumptions used to determine the benefit obligation and the periodic costs are as follows.

	SERP
	2009	2008
Weighted-average assumptions used to determine the benefit obligation as of December 31:
Discount rate	5.78%	6.15%
Rate of compensation increase	5.00%	5.00%

		SERP
	2009	2008	2007
Weighted-average assumptions used to determine the net benefit cost (income) for the year ended December 31:
Discount rate	6.15%	6.48%	5.90%
Rate of compensation increase	5.00%	5.00%	5.00%

The liabilities of the SERP are reported on the individual subsidiaries’ financial statements.  At December 31, 2009 and 2008, the current portion of the SERP liability for Cleco was $1.8 million and $1.7 million, respectively.  At December 31, 2009 and 2008, the current portion of the SERP liability for Cleco Power was $0.6 million.  The expense related to the SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007 was $1.1 million, $1.0 million, and $1.1 million, respectively.  Cleco Power’s allocated amount of the SERP liability was $12.9 million and $12.1 million at December 31, 2009, and 2008, respectively.
The projected benefit payments for the SERP for each year through 2014 and the next five years thereafter are listed below.

(THOUSANDS)	2010	2011	2012	2013	2014	NEXT FIVE YEARS
SERP	$1,787	$2,028	$2,147	$2,389	$2,424	$14,301

401(k)/ESOP Plan
Most employees are eligible to participate in the 401(k) Plan, which was amended in April 1991 to include a leveraged ESOP.  The ESOP was established with 300,000 convertible preferred shares which served as Cleco Corporation’s match to employees’ 401(k) Plan contributions and funded dividend payments on allocated shares.  By late March 2006, substantially all of the ESOP preferred shares were fully allocated to current and former 401(k) Plan participants. Beginning January 2007, Cleco Corporation made matching contributions and funded dividend reinvestments with Cleco Corporation common stock.  In March 2007, the ESOP trustee converted all outstanding 190,372 shares of ESOP preferred stock into 1.8 million shares of Cleco Corporation common stock.  Beginning January 2008, Cleco Corporation made matching contributions and funded dividend reinvestments with cash.
The table below contains information about the 401(k) Plan and the ESOP.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
401(k) Plan expense	$3,751	$3,427	$2,774
Dividend requirements to ESOP on convertible preferred stock	$-	$-	$412

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries was $1.0 million, $1.0 million, and $0.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.  The expense related to the dividend requirements of the ESOP on convertible preferred stock is reflected on Cleco Corporation’s Consolidated Statements of Income for the year ended December 31, 2007.

Note 10 — Income Taxes

Cleco
For the years ended December 31, 2009, 2008, and 2007, income tax expense was less than the amount computed by applying the statutory federal rate to income before tax.  The differences are as follows.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS, EXCEPT FOR %)	2009	2008	2007
Income before tax	$115,886	$120,598	$222,561
Statutory rate	35.0%	35.0%	35.0%
Tax at federal statutory rate	$40,560	$42,209	$77,897
Increase (decrease):
Plant differences, including AFUDC flowthrough	$(30,212)	$(27,208)	$(14,498)
Amortization of investment tax credits	$(1,332)	$(1,380)	$(1,435)
State tax expense	$4,763	$7,506	$12,549
Other	$(4,200)	$(2,670)	$(3,741)
Total taxes	$9,579	$18,457	$70,772
Effective Rate	8.3%	15.3%	31.8%

Information about current and deferred income tax expense is as follows.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Current federal income tax expense	$16,080	$9,931	$58,227
Deferred federal income tax (benefit) expense	(9,880)	(1,850)	3,617
Amortization of accumulated deferred investment tax credits	(1,332)	(1,380)	(1,435)
Total federal income tax expense	4,868	6,701	60,409
Current state income tax expense	814	4,751	7,799
Deferred state income tax expense	3,897	7,005	2,564
Total state income tax expense	4,711	11,756	10,363
Total federal and state income tax expense	9,579	18,457	70,772
Items charged or credited directly to stockholders’ equity
Federal deferred	(1,200)	(751)	(500)
State deferred	(194)	(121)	(81)
Total tax benefit from items charged directly to stockholders’ equity	(1,394)	(872)	(581)
Total federal and state income tax expense	$8,185	$17,585	$70,191

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2009, and 2008, was comprised of the tax effect of the following.

		AT DECEMBER 31,
(THOUSANDS)	2009	2008
Depreciation and property basis differences	$(463,833)	$(405,967)
Fuel costs	(13,215)	(24,102)
Mark-to-market	3,068	21,961
Deferred carrying charges	55,033	32,104
SERP – other comprehensive income	8,840	7,446
Regulated operations regulatory asset (liability)	(75,363)	(68,587)
Postretirement benefits other than pension	9,068	25,233
Other	22,307	(26,751)
Accumulated deferred federal and state income taxes	$(454,095)	$(438,663)

A portion of the deferred tax assets are the result of capital loss carryforwards which, if utilized, will result in tax benefits of $7.4 million.  If the capital loss carryforwards are not utilized, $4.1 million will expire in 2011, $1.5 million will expire in 2013, and $1.8 million will expire in 2014.  In addition, Cleco has a deferred tax asset resulting from new market tax credit carryforwards of $26.8 million that, if not utilized, will expire in 2029.
Management considers it more likely than not that all deferred tax assets will be realized.  Consequently, deferred tax assets have not been reduced by a valuation allowance.

Cleco Power
Income tax expense is less than the amount computed by applying the statutory rate to income before tax, as follows.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS, EXCEPT FOR %)	2009	2008	2007
Income before tax	$126,463	$141,788	$114,286
Statutory rate	35.0%	35.0%	35.0%
Tax at federal statutory rate	$44,262	$49,625	$40,000
Increase (decrease):
Plant differences, including AFUDC flowthrough	$(30,212)	$(27,208)	$(14,498)
Amortization of investment tax credits	$(1,332)	$(1,380)	$(1,435)
State tax expense	$5,131	$8,243	$8,784
Other	$(2,552)	$(1,324)	$(3,238)
Total tax expense	$15,297	$27,956	$29,613
Effective Rate	12.1%	19.7%	25.9%

Information about current and deferred income tax expense is as follows.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Current federal income tax expense	$11,920	$10,274	$42,099
Deferred federal income tax expense (benefit)	912	5,920	(15,762)
Amortization of accumulated deferred investment tax credits	(1,332)	(1,380)	(1,435)
Total federal income tax expense	11,500	14,814	24,902
Current state income tax expense	1,480	4,580	5,076
Deferred state income tax expense (benefit)	2,317	8,562	(365)
Total state income tax expense	3,797	13,142	4,711
Total federal and state income taxes	$15,297	$27,956	$29,613
Items charged or credited directly to stockholders’ equity
Federal deferred	(620)	(416)	(159)
State deferred	(100)	(67)	(26)
Total tax benefit from items charged directly to stockholders’ equity	(720)	(483)	(185)
Total federal and state income tax expense	$14,577	$27,473	$29,428

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2009, and 2008, was comprised of the tax effect of the following.

		AT DECEMBER 31,
(THOUSANDS)	2009	2008
Depreciation and property basis differences	$(427,524)	$(360,932)
Fuel costs	(13,228)	(24,102)
Mark-to-market	2,851	21,744
Deferred carrying charges	55,044	32,104
SERP - other comprehensive income	4,960	4,239
Regulated operations regulatory asset (liability)	(75,363)	(68,587)
Postretirement benefits other than pension	(2,832)	11,860
Other	8,055	(20,707)
Accumulated deferred federal and state income taxes	$(448,037)	$(404,381)

A portion of the deferred tax assets are the result of capital loss carryforwards which, if utilized, will result in tax benefits of $7.4 million.  If the capital loss carryforwards are not utilized, $4.1 million will expire in 2011, $1.5 million will expire in 2013, and $1.8 million will expire in 2014.
Management considers it more likely than not that all deferred tax assets will be realized.  Consequently, deferred tax assets have not been reduced by a valuation allowance.

Uncertain Tax Positions
Effective January 1, 2007, Cleco adopted the provisions of the authoritative guidance on accounting for uncertain tax positions.  With this adoption, Cleco classified all interest related to uncertain tax positions as a component of interest payable and interest expense.  The total amount of interest associated with tax positions at December 31, 2009, 2008, and 2007, recognized on Cleco Corporation’s Consolidated Balance Sheets was $40.5 million, $26.3 million, and $18.3 million, respectively.  The total amount of interest associated with tax positions at December 31, 2009, 2008, and 2007, recognized on Cleco Power’s Balance Sheets was $22.2 million, $15.9 million, and $10.3 million, respectively.  The total amount of interest expense related to uncertain tax positions for the years ended December 31, 2009, 2008, and 2007, recognized on

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

the income statements of Cleco Corporation was $8.2 million, $3.2 million, and $4.1 million, respectively.  The total amount of interest expense related to uncertain tax positions for the years ended December 31, 2009, 2008, and 2007, recognized on the income statements of Cleco Power was $3.3 million, $0.8 million, and $0.1 million, respectively.  The total liability for unrecognized tax benefits for Cleco Corporation and Cleco Power at December 31, 2009, 2008, and 2007 is shown in the following table:

Cleco
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at January 1, 2007	$62,319
Reduction for tax positions of current period	(3,176)
Additions for tax positions of prior years	32,074
Reduction for tax positions of prior years	(14,965)
Reduction for lapse of statute of limitations	-
Balance at December 31, 2007	$76,252
Reduction for tax positions of current period	(4,367)
Additions for tax positions of prior years	13,033
Reduction for tax positions of prior years	-
Reduction for lapse of statute of limitations	-
Balance at December 31, 2008	$84,918
Reduction for tax positions of current period	(15,126)
Additions for tax positions of prior years	59,443
Reduction for tax positions of prior years	-
Reduction for lapse of statute of limitations	-
Balance at December 31, 2009	$129,235

Cleco Power
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at January 1, 2007	$30,857
Reduction for tax positions of current period	(3,276)
Additions for tax positions of prior years	32,074
Reduction for tax positions of prior years	(9,563)
Reduction for lapse of statute of limitations	-
Balance at December 31, 2007	$50,092
Reduction for tax positions of current period	(2,589)
Additions for tax positions of prior years	13,033
Reduction for tax positions of prior years	-
Reduction for lapse of statute of limitations	-
Balance at December 31, 2008	$60,536
Reduction for tax positions of current period	(11,499)
Additions for tax positions of prior years	35,323
Reduction for tax positions of prior years	-
Reduction for lapse of statute of limitations	-
Balance at December 31, 2009	$84,360

In the first quarter of 2008, Cleco and the IRS agreed to apply industry-wide guidelines as the basis for settling a potential dispute regarding the amount of indirect overhead costs required to be capitalized for tax purposes.  Based on acceptance of the settlement guidelines, Cleco recorded, in the first quarter of 2008, an estimated interest benefit of approximately $2.1 million.
The federal income tax years that remain subject to examination by the IRS are 2001 through 2008.  The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2000 through 2008.
During the twelve months ended December 31, 2009, there were no decreases in unrecognized tax benefits relating to settlements or a lapse of the applicable statute of limitation.  Cleco is currently under audit by the IRS which has proposed adjustments to tax for issues such as depreciable tax lives, deductible storm costs, and deductible indirect overhead costs.  Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2009 could decrease by a maximum of $55.0 million in the next twelve months as a result of reaching a settlement with the IRS.  The settlement could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits.  Cleco does not expect that any of these changes will have a material impact on its annual effective tax rate.

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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

SEGMENT INFORMATION
2009 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$808,646	$-	$-	$-	$808,646
Other operations	33,558	1	102	(10)	33,651
Affiliate revenue	23	8,748	2,690	-	11,461
Intercompany revenue	1,372	-	43,618	(44,990)	-
Operating revenue, net	$843,599	$8,749	$46,410	$(45,000)	$853,758
Depreciation expense	$77,064	$177	$963	$-	$78,204
Interest charges	$58,562	$7,408	$(9,717)	$(5,198)	$51,055
Interest income	$1,449	$-	$5,261	$(5,198)	$1,512
Equity (loss) income from investees	$-	$(19,339)	$1,916	$-	$(17,423)
Federal and state income tax expense (benefit)	$15,297	$(11,027)	$5,309	$-	$9,579
Segment profit (loss)(1)	$111,166	$(17,730)	$12,871	$-	$106,307
Additions to long-lived assets	$235,385	$55	$980	$-	$236,420
Equity investment in investees	$12,873	$223,652	$15,093	$(1)	$251,617
Total segment assets	$3,363,962	$270,713	$383,058	$(322,886)	$3,694,847
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$106,307
	Unallocated items:
	Preferred dividends requirements			46
	Net income applicable to common stock			$106,261

2008 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$1,032,970	$-	$-	$-	$1,032,970
Other operations	36,675	1	104	(12)	36,768
Affiliate revenue	29	7,920	2,511	-	10,460
Intercompany revenue	2,008	-	41,615	(43,623)	-
Operating revenue, net	$1,071,682	$7,921	$44,230	(43,635)	$1,080,198
Depreciation expense	$76,420	$307	$1,149	$-	$77,876
Interest charges	$47,283	$6,978	$5,130	$(6,991)	$52,400
Interest income	$3,943	$-	$8,463	$(6,989)	$5,417
Equity (loss) income from investees	$-	$(7,037)	$1,495	$-	$(5,542)
Federal and state income tax expense	$27,956	$(7,182)	$(2,317)	$-	$18,457
Segment profit (loss) (1)	$113,832	$(10,017)	$(1,674)	$-	$102,141
Additions to long-lived assets	$321,407	$64	$1,041	$-	$322,512
Equity investment in investees	$-	$234,273	$14,871	$-	$249,144
Total segment assets	$3,041,597	$250,882	$324,232	$(275,507)	$3,341,204
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$102,141
	Unallocated items:
	Preferred dividends requirements			46
	Net income applicable to common stock			$102,095

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

2007 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$988,193	$-	$-	$-	$988,193
Other operations	35,176	16	108	(15)	35,285
Affiliate revenue	42	5,050	2,046	-	7,138
Intercompany revenue	2,008	-	43,063	(45,071)	-
Operating revenue, net	$1,025,419	$5,066	$45,217	$(45,086)	$1,030,616
Depreciation expense	$78,522	$306	$1,076	$-	$79,904
Interest charges	$29,565	$19,053	$8,265	$(18,917)	$37,966
Interest income	$5,422	$1,047	$24,197	$(18,912)	$11,754
Equity income from investees	$-	$91,581	$1,567	$-	$93,148
Federal and state income tax expense	$29,613	$36,585	$4,712	$(138)	$70,772
Segment profit (1)	$84,673	$59,317	$7,799	$-	$151,789
Additions to long-lived assets	$492,445	$10	$984	$-	$493,439
Equity investment in investees	$-	$249,758	$8,342	$1	$258,101
Total segment assets	$2,306,482	$265,918	$459,139	$(324,916)	$2,706,623
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$151,789
	Unallocated items:
	Preferred dividends requirements			458
	Net income applicable to common stock			$151,331

Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and is viewed as one unit by management.  Discrete financial reports are prepared only at the company level.  This approach is consistent with the standards applicable to segment reporting as defined by the authoritative guidance on segment reporting.

Note 12 — Electric Customer Credits

Beginning in 1996, the amount of Cleco Power’s yearly retail earnings has been subject to the terms of a RSP established by Cleco Power and the LPSC in a 1996 earnings review settlement. The 1996 RSP establishes a target return on common equity and requires all or a portion of regulated earnings for each yearly review period above the targeted regulatory rate of return on equity to be credited to Cleco Power’s customers.
The terms of the 1996 RSP were approved by the LPSC in July 2006, and became effective October 1, 2006, in accordance with Cleco Power’s request to extend the RSP to the commercial operation date of Rodemacher Unit 3, which was February 12, 2010.  The 2006 RSP allowed Cleco Power the opportunity to earn a maximum regulated return on equity of 11.65%.  This maximum return was based on a return on equity of 11.25%, with any regulated earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio.  All regulated earnings over 12.25% will be returned to customers.  The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually, based on results for each 12-month period ended September 30.  The current RSP terms require the credits to be included on customers’ bills the following summer.
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
The Staff completed the review of Cleco Power’s RSP monitoring reports for the 12-month periods ended September 30, 2005 and 2006, during 2007. The Staff’s reports indicated that no customer refunds were due for these periods based on the filings. In January 2008, Cleco Power filed its monitoring report for the 12-month period ended September 30, 2007.
In November 2009, the Staff completed their review of the September 30, 2007 monitoring report.  The Staff’s reports

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

indicated that no customer refunds were due for this period based on the filings.
In June 2009, Cleco Power filed its monitoring report for the 12-month period ended September 30, 2008.  In January 2010, the Staff completed its review and indicated no customer refunds were due for this period.  In January 2010, Cleco Power also filed its monitoring report for the 12-month period ended September 30, 2009, and Cleco Power anticipates the LPSC will complete its review in the first quarter of 2010.
Cleco Power’s Consolidated Balance Sheets at December 31, 2009, and 2008 reflect the following accruals for estimated electric customer credits.

	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Provision for rate refund	$2	$2
Other deferred credits	-	1,933
Total customer credits	$2	$1,935

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
In February 2006, the LPSC approved Cleco Power’s request to recover storm restoration costs incurred for Hurricanes Katrina and Rita.  As part of this approval, the LPSC required that effective during the interim recovery period (Phase I), which began with the May 2006 billing cycle, Cleco Power’s portion of the shared regulated earnings between the 12.25% and 13.00% allowed return on equity (between 11.25% and 12.25% effective October 1, 2006) be credited against outstanding Hurricanes Katrina and Rita storm restoration costs, rather than being shared between shareholders and customers.  In September 2007, as a result of Phase II of the LPSC Staff’s review of storm restoration costs, the LPSC approved a settlement agreement between Cleco Power and the LPSC Staff allowing recovery of essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs. As part of the agreement, Cleco Power will continue to forgo its share of any excess earnings calculated according to the term of the current RSP (unless modified in a subsequent base rate proceeding).  As of December 31, 2009, Cleco Power had not credited any earnings against storm restoration costs.  For information concerning this agreement, see Note 3 — “Regulatory Assets and Liabilities.”

Note 13 — Equity Investment in Investees

Cleco reports its investment in Acadia, Evangeline, and certain other subsidiaries on the equity method of accounting.  Under the equity method, the assets and liabilities of these entities are reported as equity investment in investees on Cleco Corporation’s Consolidated Balance Sheets.  The revenue and expenses (excluding income taxes) of these entities are netted and reported as equity income or loss from investees on Cleco Corporation’s Consolidated Statements of Income.
Equity investment in investees at December 31, 2009, represents primarily Midstream’s $178.4 million investment in Acadia, owned 50% by APH and 50% by Cajun, and its $45.3 million investment in Evangeline, owned 100% by Midstream.  Equity investment in investees also represents a $12.9 million investment in Oxbow, owned 50% by Cleco Power and 50% by SWEPCO, along with a $7.4 million investment in Attala and a $7.7 million investment in Perryville, both owned 100% by Cleco Corporation.  Equity investments which are less than 100% owned by Cleco Innovations LLC represent less than $0.1 million of the total balance.
The following table presents the equity (loss) income from each investment accounted for using the equity method.

		FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Acadia	$(17,243)	$(11,217)	$80,344
Evangeline	(2,096)	4,180	11,237
Other subsidiaries 100% owned by Cleco Corporation	1,908	1,496	1,546
Subsidiaries less than 100% owned by Cleco Corporation	8	(1)	21
Total equity (loss) income	$(17,423)	$(5,542)	$93,148

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
In accordance with the authoritative guidance on consolidations, Cleco reported its investments in Evangeline, Perryville, and Attala on the equity method of accounting and reflected net operating results in the equity income (loss) from investees’ line during 2009 and prior years presented.  Effective January 1, 2010, the requirements for consolidation changed.  On and after January 1, 2010, the assets, liabilities, revenues, expenses, and cash flows of these entities will be presented in the appropriate line items of the consolidated financial statements.

Acadia
At December 31, 2009, since Acadia was owned 50% by APH and 50% by Cajun, APH was not the primary beneficiary, and Acadia was accounted for as an equity method investment.  Cleco’s assessment of its maximum exposure to loss related to Acadia at December 31, 2009, consisted of its equity investment of $178.4 million.  The table below presents the components of Midstream’s equity investment in Acadia.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

INCEPTION TO DATE (THOUSANDS)	AT DECEMBER 31, 2009
Contributed assets (cash and land)	$275,956
Net income	143,200
Impairment of investment	(45,847)
Capitalized interest and other	19,722
Less: non-cash distribution	78,200
Less: cash distributions	136,464
Total equity investment in investee	$178,367

The $78.2 million non-cash distribution is the distribution of the CES claim from Acadia to APH.  The cash distributions of $136.5 million were used to pay interest and repay principal on a loan from Cleco Corporation relating to this investment.  Midstream’s equity, as reported on the balance sheet of Acadia at December 31, 2009, was $204.5 million.  The difference between the $204.5 million and the equity investment in investee of $178.4 million as shown in the previous table is $26.1 million, and consists of the $45.8 million other-than-temporary impairment of APH’s investment in Acadia, partially offset by $19.7 million of interest capitalized on funds contributed by Acadia.
The table below contains summarized financial information for Acadia.

	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Current assets	$10,800	$5,413
Property, plant and equipment, net	403,622	405,565
Total assets	$414,422	$410,978
Current liabilities	$5,437	$1,380
Partners’ capital	408,985	409,598
Total liabilities and partners’ capital	$414,422	$410,978

		FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Operating revenue	$50,546	$74,002	$63,549
Gain on settlement	-	-	170,200
Operating expenses	74,207	96,681	87,266
Other (expense) income	(10,825)	(71)	63
(Loss) income before taxes	$(34,486)	$(22,750)	$146,546

Other expense at December 31, 2009, includes $10.8 million of property, plant and equipment retirements and removals.
Income taxes recorded on APH’s financial statements related to Midstream’s 50% ownership interest in Acadia were benefits of $9.7 million and $7.4 million for the years ended December 31, 2009, and 2008, respectively, and $34.3 million expense for the year ended December 31, 2007.  The 2007 income tax expense at APH was primarily due to the settlement of Acadia’s pre-petition unsecured claims against CES and Calpine.
In 2009, Cleco Power announced Acadia was selected as the winning bidder in Cleco Power’s 2007 long-term request for capacity beginning in 2010.  Cleco Power will own and operate one of Acadia’s two 580-MW units and will also operate the other unit on behalf of Acadia or a future owner.  At December 31, 2009, the carrying value of the unit and the related materials and supplies inventory were considered assets held for sale.  No gain or loss had been recorded, as the fair value less the costs to sell were greater than the carrying value, and the transaction had not yet been completed.
Cleco Power and the parties executed the definitive agreements in 2009, and received LPSC and FERC approvals for the transaction in January 2010 and February 2010, respectively.  Beginning in January 2010, Acadia operated the plant and served Cleco Power under a tolling agreement covering 50% of the Acadia Power Station.  The tolling agreement was approved by the LPSC in October 2009 and by FERC in December 2009.  The tolling agreement was terminated when the transaction closed in February 2010.  For more information regarding the Cleco Power transaction, see Note 23 — “Subsequent Events — Acadia Transaction.”
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire 50% of Acadia or one of its two 580-MW units.  The carrying value of this unit and the related material and supplies inventory are also considered assets held for sale.  No gain or loss has been recorded, as the fair value less the costs to sell are greater than the carrying value, and the transaction has not yet been completed.  The transaction is anticipated to be completed in late 2010 or early 2011.
The agreements provide that, beginning in May 2010, Acadia will serve Entergy Louisiana under a tolling agreement covering 50% of Acadia until the transaction is completed.  Until May 2010, this portion of Acadia’s output is being sold through an energy management services agreement with a third party marketer.  Both the asset sale and interim tolling agreement require regulatory approval.  Cleco Power will continue to operate both units at Acadia after the Entergy Louisiana transaction is completed.
In connection with these transactions and in exchange for reasonable consideration, APH has agreed to indemnify, upon the closing of the transactions, Cajun and its affiliates against 100% of Acadia’s liabilities and other obligations related to both the Cleco Power and Entergy Louisiana transactions.

Evangeline
Since its inception, Cleco has had 100% ownership and voting interest of Evangeline.  Through an analysis of variable interests, such as Cleco’s investment, the long-term debt, the tolling counterparty, and the potential to absorb expected losses and gains, Cleco has determined that it is not the primary beneficiary.  At December 31, 2009, the determination was driven by several factors such as:

▪	The tolling counterparty was at risk to absorb market losses and gains, which are primarily determined by the relative price of electricity and natural gas.
▪	The debt was non-recourse to Cleco; therefore, the debt-holders main security is the underlying assets of Evangeline.
▪	Cleco’s risk of loss was limited to its investment plus the $15.0 million letter of credit issued on behalf of the tolling counterparty.
▪	The size of Evangeline’s debt compared to the size of Cleco’s investment at risk.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Since Cleco was not the primary beneficiary, Evangeline was accounted for as an equity method investment.
Cleco’s current assessment of its maximum exposure to loss related to Evangeline at December 31, 2009, consists of its equity investment of $45.3 million and $15.0 million of possible draws on the letter of credit Cleco has posted on Evangeline’s behalf, for a total of $60.3 million.  The following table presents the components of Midstream’s equity investment in Evangeline.

INCEPTION TO DATE (THOUSANDS)	AT DECEMBER 31, 2009
Contributed assets (cash)	$49,961
Net income	149,503
Less: non-cash distributions	25,125
Less: cash distributions	129,054
Total equity investment in investee	$45,285

The following tables contain summarized financial information for Evangeline.

	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Current assets	$20,727	$25,836
Accounts receivable - affiliate	12	1
Property, plant and equipment, net	183,208	180,051
Other assets	47,915	42,528
Total assets	$251,862	$248,416
Current liabilities	26,960	$19,984
Accounts payable - affiliate	819	1,242
Long-term debt, net	153,564	161,762
Other liabilities	80,957	74,461
Member’s deficit	(10,438)	(9,033)
Total liabilities and member’s deficit	$251,862	$248,416

		FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Operating revenue	$59,852	$59,978	$59,307
Operating expenses	25,943	31,921	22,792
Depreciation	5,535	5,371	5,232
(Loss) gain on disposal of assets	(2)	1	(1,293)
Interest charges	28,675	17,918	20,077
Other (expense) income	(1,793)	(589)	1,324
(Loss) income before taxes	$(2,096)	$4,180	$11,237

The difference between the equity investment in investee and member’s deficit shown in the tables above is due to income tax items being reported in the corresponding tax accounts on Midstream’s financial statements, rather than the equity investment account.
Cleco Corporation had posted a $15.0 million letter of credit on behalf of the Evangeline Tolling Agreement counterparty.  The letter of credit could be drawn in the event Evangeline defaulted on the tolling agreement.
Evangeline’s restricted cash at December 31, 2009, and 2008, was $30.1 million and $25.0 million, respectively.  This cash is restricted under Evangeline’s Senior Secured bond indenture.
Interest charges at December 31, 2009, include a $12.1 million adjustment for items related to uncertain tax positions.
Income taxes recorded on Midstream’s financial statements related to Midstream’s 100% ownership interest in Evangeline were a benefit of $0.7 million for the year ended December 31, 2009, and expense of $1.0 million and $4.0 million for the years ended December 31, 2008, and 2007, respectively.
Prior to November 9, 2007, all of the capacity and output of the power plant had been tolled to Williams, which paid Evangeline certain fixed and variable amounts.  In November 2007, The Williams Companies, Inc. assigned all of its rights and interests in its tolling agreement with Evangeline to Bear Energy.  In May 2008, JPMorgan Chase & Co. completed the acquisition of The Bear Stearns Companies Inc., the parent company of Bear Energy.  In September 2008, Bear Energy was merged into JPMVEC.  On February 22, 2010, Evangeline and JPMVEC terminated the Evangeline Tolling Agreement and executed the Evangeline 2010 Tolling Agreement.  As a result, Cleco Corporation’s obligation under the standby letter of credit issued to JPMVEC was terminated.  For more information regarding the Evangeline Tolling Agreement, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties” and Note 23 — “Subsequent Events — Evangeline Transactions.”

Oxbow
In December 2009, Cleco Power purchased 50% of Oxbow from NAC for $12.9 million.  Oxbow will provide lignite reserves to fuel the Dolet Hills Power Station.  DHLC will operate the mine.
Since Oxbow is owned 50% by Cleco Power and 50% by SWEPCO, Cleco Power is not the primary beneficiary, and Oxbow is accounted for as an equity method investment.  Cleco’s current assessment of its maximum exposure to loss related to Oxbow at December 31, 2009, consists of its equity investment of $12.9 million.  The table below presents the components of Cleco Power’s equity investment in Oxbow.

INCEPTION TO DATE (THOUSANDS)	AT DECEMBER 31, 2009
Purchase price	$12,873
Total equity investment in investee	$12,873

(THOUSANDS)	AT DECEMBER 31,2009
Current assets	$976
Property, plant and equipment, net	24,770
Total assets	$25,746
Partners’ capital	$25,746
Total liabilities and partners’ capital	$25,746

There was no 2009 income statement activity for Oxbow.

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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

primary beneficiary of either entity.  The determination is driven by several factors such as:

▪	Each entity has only one customer under the long-term agreements accounted for as direct financing leases.
▪	Both entities can only charge FERC-approved tariffs.
▪	Both entities have the ability to change the tariff if actual expenses are materially different than expected expenses.
▪	The lease counterparty is required to make lease payments regardless of the use of the assets.
▪	Cleco’s risk of loss is limited to its investment.

Since Cleco is not the primary beneficiary, the investments in Perryville and Attala are accounted for as equity method investments.
Cleco’s current assessment of its maximum exposure to loss with respect to Perryville and Attala at December 31, 2009, consists of its equity investment of $15.1 million.  The following table presents the components of Cleco Corporation’s equity investment in Perryville and Attala.

INCEPTION TO DATE (THOUSANDS)	AT DECEMBER 31, 2009
Contributed assets (cash)	$132,960
Net income	56,073
Less: non-cash distributions	20,963
Less: cash distributions	152,988
Total equity investment in investee	$15,082

The following tables contain summarized financial information for Perryville and Attala.

		AT DECEMBER 31,
(THOUSANDS)	2009	2008
Current assets	$5,361	$4,905
Other assets	13,815	14,166
Total assets	$19,176	$19,071
Current liabilities	$132	$9
Accounts payable - affiliate	79	2
Other liabilities	822	484
Member’s equity	18,143	18,576
Total liabilities and member’s equity	$19,176	$19,071

		FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Operating revenue	$1,959	$1,976	$1,833
Operating expenses	586	479	279
Other income (expense)	34	-	(3)
Interest income (expense)	501	(1)	(5)
Income before taxes	$1,908	$1,496	$1,546

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
Interest income for the year ended December 31, 2009, includes $0.5 million of interest related to amended tax returns.
Income tax expense recorded on Cleco’s financial statements related to Cleco Corporation’s 100% interest in Perryville and Attala was $0.7 million, $0.6 million, and $0.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

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

		YEAR ENDING DECEMBER 31,
	CLECO	CLECO
(THOUSANDS)	CORPORATION	POWER	TOTAL
2010	$158	$9,354	$9,512
2011	158	8,759	8,917
2012	73	7,514	7,587
2013	5	6,978	6,983
2014	5	1,333	1,338
Thereafter	4	6,829	6,833
Total operating lease payments	$403	$40,767	$41,170

Cleco’s operating leases for line construction and maintenance vehicles have a term of seven years with an additional one-year renewal.  The lease payment is determined by taking the equipment’s original cost multiplied by the adjusted rental factor.  Contingent rents are based on the change in the LIBOR rate at May 15, 2001, compared to December 31, 2009, 2008, and 2007.  For the years ended December 31, 2009, 2008, and 2007, lease expenses of $1.4 million, $1.5 million, and $1.6 million, respectively, were recognized.  Contingent rents were less than $0.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.
The railcar leases are divided into two groups.  The first group has 120 railcars, and the lease expires on March 31, 2021.  The second group of railcars has 121 cars, and the lease expires on March 31, 2017.  Cleco Power pays a monthly rental fee per car.  For each of the years ended December 31, 2009, 2008, and 2007, an operating lease expense of $1.1 million was recognized.  The railcar leases do not contain contingent rent payments.
Cleco’s operating leases for vehicles, office and operating facilities, and office equipment have lease terms from three to ten years.  The monthly lease payment is determined by summing the monthly equipment amortization with the lowest monthly interest rate multiplied by the amortized value.  Contingent rents are calculated by comparing the difference between the lowest rate at December 1984 to the lowest rate at December 2009, 2008, and 2007.  For the years ended December 31, 2009, 2008, and 2007, lease expenses of $6.5

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

million, $1.8 million, and $1.3 million, respectively, were recognized.  For the years ended December 31, 2009, 2008, and 2007, contingent rents were $0.5 million, $0.2 million, and less than $0.1 million, respectively.
On November 14, 2008, Cleco Power was notified by GE Capital Commercial, Inc. that it was electing to terminate the lease agreement pertaining to company vehicles and other equipment.  Pursuant to the terms of the lease agreement, the termination date was effective January 13, 2009, sixty days from the date of notice.  Cleco Power had one year from the termination date to enter into a new operating lease with a third party and/or negotiate the sale of such equipment.  The purchase of vehicles and equipment under the lease agreement was finalized in November 2009.  For more information regarding operating leases, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Contingencies — CBL Capital Corporation.”

Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current wholesale municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court against Cleco Corporation, Cleco Power, and certain other subsidiaries.  The lawsuit alleged unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts.  The lawsuit was removed to the U.S. District Court for the Western District of Louisiana.  On February 23, 2010, the Alexandria City Council approved a settlement of the case which included a $3.0 million litigation expense reimbursement to the City and a new five-year, energy-only power supply agreement.  The supply agreement may be extended, at Cleco Power’s option, for two additional one-year terms.  If the City performs its obligations under the new power supply agreement, then Cleco will pay a one-time $6.5 million performance bonus at the end of the five-year term to the City.  The court dismissed the case with prejudice on February 24, 2010.
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study from the EPA.  The special notice requested that Cleco Corporation and Cleco Power, along with many other listed potentially responsible parties, enter into negotiations with the EPA for the performance of a Remedial Investigation and Feasibility Study at an area known as the Devil’s Swamp Lake just northwest of Baton Rouge, Louisiana.  The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site.  The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site.  The EPA has yet to make a final determination on whether to add Devil’s Swamp Lake to the NPL.  The EPA and a number of PRPs met in January 2008, for an organizational meeting to discuss the background of the site.  The PRPs began discussing a potential proposal to the EPA in February 2008.  Negotiations among the PRPs and the EPA are ongoing in regard to the remedial investigation and feasibility study at the Devil’s Swamp site, with little progress having been made since the January 2008 meeting.  The PRPs alleged to have disposed PCBs at the site have proposed a tentative cost sharing formula with the facility owner to fund the remedial investigation.  The response to the proposal has been pending for months.  Since this investigation is in the preliminary stages, management is unable to determine whether the costs associated with possible remediation of the facility site will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
On December 11, 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race.  Each is seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs seek monetary compensation exceeding $35.0 million.  Management believes this lawsuit will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.
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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

affiliates, or may have contracted with them at terms less favorable to its affiliates.
The off-balance sheet commitments are not recognized on Cleco’s Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of December 31, 2009, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT DECEMBER 31, 2009
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$177,400	$135,000	$42,400	$-
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	-
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,525	-	3,525	-
Total	$196,425	$135,000	$61,425	$15,000

Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of December 31, 2009, the aggregate guarantee of $177.4 million is limited to $42.4 million due to the performance of some of the underlying obligations that were guaranteed.  Management believes it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims.  The discounted probability-weighted liability under the guarantees and indemnifications as of December 31, 2009, was $0.3 million.
Prior to February 22, 2010, if Evangeline failed to perform certain obligations under its tolling agreement, Cleco Corporation would have been required to make payments to the Evangeline Tolling Agreement counterparty.  Cleco Corporation’s obligation under the Evangeline commitment was in the form of a standby letter of credit from investment grade banks and was limited to $15.0 million.  Ratings triggers did not exist in the Evangeline Tolling Agreement.  Evangeline met its obligations under the tolling agreement and Cleco Corporation was not required to make payments to the counterparty.  The letter of credit was issued under Cleco Corporation’s credit facility and therefore reduced the amount that could be borrowed under the credit facility.  On February 22, 2010, Evangeline entered into the Evangeline 2010 Tolling Agreement and as a result this letter of credit was terminated.  For additional information, see Note 23 — “Subsequent Events — Evangeline Transactions.”
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
As part of the Lignite Mining Agreement amended in 2009, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At December 31, 2009, Cleco Power recorded a liability of $3.8 million related to the amended agreement.  The lignite mining contract is in place until 2026 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above.

				AT DECEMBER 31, 2009
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$42,900	$-	$-	$-	$42,900
Standby letters of credit	18,525	3,525	-	-	15,000
Total commercial commitments	$61,425	$3,525	$-	$-	$57,900

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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

Long-Term Purchase Obligations
Cleco Corporation had no unconditional long-term purchase obligations at December 31, 2009.  Cleco Power has several unconditional long-term purchase obligations related to the purchase of coal, petroleum coke, limestone, energy capacity, and energy delivery facilities.  The aggregate amount of payments required under such obligations at December 31, 2009, is as follows.

YEAR ENDING DECEMBER 31,	(THOUSANDS)
2010	$57,923
2011	58,842
2012	47,992
2013	44,077
2014	16,660
Total long-term purchase obligations	$225,494

Payments under these agreements for the years ended December 31, 2009, 2008, and 2007 were $43.5 million, $31.6 million, and $27.8 million, respectively.

Other Contingencies

General Electric Services Corporation
Cleco Power has entered into an operating lease agreement with General Electric Equipment Services Corporation for leasing railcars in order to transport coal to Rodemacher Unit 2.  The lease contains a provision for early termination, along with an associated termination fee.  The termination provision can only be exercised in December 2010.  If exercised by Cleco Power, the termination fee would be approximately $1.3 million.  At this time, Cleco Power has no plans to early terminate this lease, which expires in March 2017.

CBL Capital Corporation
Cleco Power entered into an operating lease agreement with CBL Capital Corporation, which was acquired by GE Capital Commercial, Inc. (GE Capital).  This was a master leasing agreement for company vehicles and other equipment.  On November 14, 2008, Cleco Power was notified by GE Capital that it was electing to terminate the lease.  Pursuant to the terms of the lease agreement, the termination date was effective January 13, 2009.  Cleco Power had one year from the termination date to enter into a new operating lease with a third party and/or negotiate the purchase of such equipment for the unamortized balance.  The purchase of vehicles and equipment under the lease agreement was finalized in November 2009 for approximately $5.7 million.

New Market Tax Credits
In August 2008, Cleco Corporation acquired a 99.9% membership interest in U.S. Bank New Market Tax Credit Fund 2008-1 LLC (the Fund).  The Fund was formed by U.S. Bancorp Community Development Corporation (USBCDC).  The purpose of the Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets.  These investments will generate new market tax credits and historical rehabilitation tax credits.
In December 2009, the operating agreement was amended to allow the Fund to invest in projects entitled to receive energy credits of approximately $80.0 million.  In connection with the 2009 amendment, USBCDC, through its parent U.S. Bank, will guarantee an internal rate of return target based on a stipulated utilization of credits by the Fund.
The tax credits serve to reduce the federal income tax obligations of Cleco Corporation.  Cleco Corporation will make $298.7 million of equity contributions to the Fund and receive approximately $304.7 million of net tax benefits from the Fund over the life of the investment.  The following table shows future equity contributions.

(THOUSANDS)	CONTRIBUTION
2010	$35,871
2011	39,469
2012	34,916
2013	32,640
2014	11,295
Thereafter	116,558
Total	$270,749

Of the $270.7 million, $35.9 million is due to be paid within the next twelve months.  The investment and associated debt are presented on the balance sheet, net in other deferred credits due to the right of offset.
The equity contribution does not contain a stated rate of interest.  Cleco has recorded the liability and investment at its calculated fair value within the framework of the authoritative guidance.  In order to calculate the fair value, management used an imputed rate of interest assuming that Cleco obtained financing of a similar nature from a third party.  The imputed rate was used in a net present value model in order to calculate the fair value of the remaining portion of the delayed equity contributions.  The table below contains the disclosures required by the authoritative guidelines for equity investments with an imputed interest.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

(THOUSANDS)
Equity contributions, imputed interest rate 6%
Principal payment schedule above:	$270,749
Less: unamortized discount	59,689
Total	$211,060

The gross investment amortization expense is recognized over a ten-year period using the cost method in accordance with the authoritative guidance for investments.

Fuel Transportation Agreement
Cleco Power has entered into an agreement that meets the accounting definition of a capital lease for barges in order to transport petroleum coke and limestone to Rodemacher Unit 3.  The 42 dedicated barges were delivered in January and February 2009.
The lease rate contains a fixed fee of $225 per day per barge and a variable component of $75 adjusted by Producer Price Index (PPI) annually for executory costs.  If the barges are idle, the lessor is required to attempt to sublease the barges to third parties, with the revenue reducing Cleco Power’s lease payment.  During the year ended December 31, 2009, Cleco Power paid approximately $4.3 million in lease payments and did not receive any revenue from subleases.
The initial term of this agreement is five years and unless renewed, the agreement will terminate on December 31, 2013.  Cleco Power has an option to renew this agreement for a second five-year term in full or in part and, at its option, purchase any or all of the dedicated barges.  If Cleco Power does not renew this agreement for the renewal term, then the lessor has the option to require Cleco Power to purchase any or all of the barges.  If Cleco Power purchases the barges on December 31, 2013, the purchase price of all 42 barges will be $21.7 million.
This agreement contains a provision for early termination upon the occurrence of any one of four cancellation events.
The following is an analysis of the leased property under capital leases by major classes:

		AT DECEMBER 31,
CLASSES OF PROPERTY (THOUSANDS)	2009	2008
Barges	$22,050	$-
Other	555	555
Total capital leases	22,605	555
Less: accumulated amortization	2,537	342
Net capital leases	$20,068	$213

The amount listed as Other in the chart above includes a capital lease agreement for miscellaneous equipment by Cleco Power.  This lease terminates on December 31, 2010.
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2009.

(THOUSANDS)
Years ending December 31,
2010	$4,748
2011	4,622
2012	4,634
2013	4,622
2014	4,622
Thereafter	18,499
Total minimum lease payments	$41,747
Less: executory costs	10,558
Net minimum lease payments	$31,189
Less: amount representing interest	10,315
Present value of net minimum lease payments	$20,874
Current liabilities	$1,636
Non-current liabilities	$19,238

During the year ended December 31, 2009, Cleco Power incurred immaterial amounts of contingent rent related to the increase in the PPI.

Oxbow Lignite Mine Acquisition
In April 2009, Cleco Power entered into an agreement with SWEPCO to purchase Oxbow from NAC.  In September 2009, the LPSC approved the joint application authorizing the acquisition of Oxbow.  On December 29, 2009, Cleco Power and SWEPCO completed the transaction.  Cleco Power’s 50% portion of the purchase price for the lignite reserves was $12.9 million.  SWEPCO likewise paid $12.9 million for its 50% interest in the lignite reserves.  SWEPCO’s subsidiary, DHLC, acquired the mining equipment and related assets and permits for $15.6 million and will operate the new mine along with its current operations at the Dolet Hills Lignite Mine on similar terms.  The recoverable lignite reserves of approximately 100 million tons contained within the Oxbow Mine permit area, together with the reserves from the Dolet Hills Lignite Mine, are expected to be sufficient to fuel the Dolet Hills Power Station until at least 2026.  The existing Red River Lignite Supply and Transportation Agreement with NAC terminated upon the closing of this transaction.

Rodemacher Unit 3
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Rodemacher Unit 3.  Cleco Power began construction of Rodemacher Unit 3 in May 2006.  In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which provided for substantial completion of construction of Rodemacher Unit 3 by September 30, 2009.
Pursuant to various amendments, in October 2009, Cleco Power and Shaw again amended the EPC contract to extend the substantial completion date to September 28, 2009.  Various claims remain in dispute resolution between Cleco Power and Shaw including the claims for force majeure related costs, which have been agreed upon as not to exceed $24.0 million less a settlement credit of $6.0 million, plus various outstanding claims relating to fuel moisture and water and steam quality.  The Registrants do not believe the resolution of these claims will have a material adverse effect on the Registrants’ results of operations, financial condition, or cash flows.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Acadia Transactions
In February 2009, Cleco Power announced that it had chosen the acquisition of 50% of the Acadia Power Station, or one of its two 580-MW units, as the lowest bid in its 2007 long-term RFP for capacity beginning in 2010.  Cleco Power will own and operate one unit and operate the other 580-MW unit on behalf of Acadia or a future owner.  Cleco Power and the parties executed the definitive agreements in 2009, and received LPSC and FERC approvals for the transaction in January 2010 and February 2010, respectively.  Beginning in January 2010, Acadia operated the plant and served Cleco Power under a tolling agreement covering 50% of the Acadia Power Station.  The tolling agreement was approved by the LPSC in October 2009 and by FERC in December 2009.  In February 2010, Cleco Corporation obtained a consent from its credit facility lenders relating to transactions included in the future sale of 50% of the Acadia Power Station to Cleco Power.  Cleco Corporation paid the lenders $0.1 million for the consent, which will be included in interest expense.  In February 2010, the transaction closed and the tolling agreement was terminated.  For more information regarding the Cleco Power transaction, see Note 23 — “Subsequent Events — Acadia Transaction.”
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire 50% of the Acadia Power Station, or one of its two 580-MW units.  The transaction is anticipated to be completed in late 2010 or early 2011.  The agreements provide that, beginning in May 2010, Acadia will serve Entergy Louisiana under a tolling agreement covering 50% of the Acadia Power Station until the transaction is completed.  Both the asset transaction and interim tolling agreement require regulatory approval.  Cleco Power will operate both units at Acadia Power Station after the Entergy Louisiana transaction is completed.
In connection with these transactions and in exchange for reasonable consideration, APH has agreed to indemnify, upon the closing of these transactions, Cajun and its affiliates against 100% of Acadia’s liabilities and other obligations related to both the Cleco Power and Entergy Louisiana transactions.

Other
Cleco has accrued for liabilities to third parties, employee medical benefits, and storm damages.

Risks and Uncertainties

Cleco Corporation
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Evangeline Tolling Agreement
JPMorgan Chase & Co. guaranteed JPMVEC’s obligations under the Evangeline Tolling Agreement and also is guaranteeing JPMVEC’s obligations under the Evangeline 2010 Tolling Agreement.
On February 22, 2010, Evangeline and JPMVEC terminated the Evangeline Tolling Agreement and executed the Evangeline 2010 Tolling Agreement.  As a result, Cleco Corporation’s obligation under the standby letter of credit issued to JPMVEC was terminated.  For additional information regarding the new tolling agreement, see Note 23 — “Subsequent Events — Evangeline Transactions.”

Other
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.  Recent market conditions have limited the availability and have increased the costs of capital for many companies.  The inability to raise capital on favorable terms could negatively affect Cleco Corporation’s and Cleco Power’s ability to maintain and expand their businesses.  After assessing the current operating performance, liquidity, and credit ratings of Cleco, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  At December 31, 2009, Moody’s and Standard & Poor’s outlooks for Cleco Corporation were stable.  If Cleco Corporation’s credit ratings were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.
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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

companies with comparable credit ratings.  In November 2009, Moody’s downgraded Cleco Power’s credit rating by one level.  This downgrade placed Cleco Power’s credit rating at Moody’s at a similar level to Cleco Power’s credit rating at Standard & Poor’s.  Cleco Power pays fees and interest under its bank credit agreements based on the highest rating held.  If Cleco Power’s credit ratings were to be downgraded by Moody’s and Standard & Poor’s, Cleco Power would be required to pay additional fees and higher interest rates under its bank credit agreements.  Cleco Power’s collateral for derivatives is based on the lowest rating held.  If Cleco Power’s credit ratings were to be downgraded by Moody’s or Standard & Poor’s, Cleco Power would be required to pay additional collateral for derivatives.
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Rodemacher Unit 3.  In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract.  Under the terms of the Amended EPC Contract until final acceptance of Rodemacher Unit 3, in the event Cleco Power does not maintain a senior unsecured credit rating of either: (i) Baa3 or better from Moody’s or (ii) BBB- or better from Standard & Poor’s, Cleco Power will be required to provide a letter of credit to Shaw in the amount of $20.0 million.  In the event of further downgrade to both of its credit ratings to:  (i) Ba2 or below from Moody’s, and (ii) BB or below from Standard & Poor’s, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw.

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
In November 2005, after a review of Cleco’s October 2005 quarterly compliance report, the FERC Staff initiated a preliminary, non-public investigation into certain representations made by Cleco.  In response to data requests from the FERC Staff, Cleco provided information regarding those representations, as well as compliance with the Code of Conduct and Compliance Plan contained in the Consent Agreement. The information primarily concerned the possible sharing of employees and information among Cleco’s subsidiaries, as well as the accuracy of information furnished to the FERC Staff in connection with reporting on compliance with the Consent Agreement.  In June 2007, FERC issued an order approving a Stipulation and Consent Agreement between Cleco and the FERC’s Office of Enforcement which completely resolved these matters.  FERC’s investigation was terminated, and Cleco was released of any further claims arising from such investigation.  Cleco agreed to pay a one-time civil penalty of $2.0 million and adhere to the Compliance Plan.  In June 2007, Cleco paid the penalty, the payment of which was not passed through, directly or indirectly, to any existing or future customers.

LPSC Fuel Audit
The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit will be performed not less than every other year.  Cleco Power currently has fuel adjustment clause filings for 2003 through 2008 subject to audit.  In July 2006, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit that included fuel adjustment clause filings for January 2003 through December 2004.  In March 2009, the LPSC indicated its intent to proceed with the audit for the years 2003 through 2008.  The total amount of fuel expenses included in the audit is approximately $3.2 billion.  The audit is expected to proceed in the first quarter of 2010.  Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of these audits, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Note 17 — Affiliate Transactions

Cleco
Cleco has affiliate balances that were not eliminated as of December 31, 2009.  The balances were not eliminated due to the use of the equity method of accounting for Evangeline, Perryville, Attala, and Acadia.  For information on these affiliates, see Note 13 — “Equity Investment in Investees.”
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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Support Group
Fuel purchased	$-	$4	$2
Other operations	$2,417	$2,155	$1,712
Maintenance	$38	$112	$184
Taxes other than income taxes	$(18)	$(10)	$1
Other expenses	$17	$17	$4
Cleco Power
Other operations	$29	$34	$43
Maintenance	$30	$8	$46
Generation Services
Other operations	$3,365	$3,143	$1,800
Maintenance	$4,157	$3,810	$2,310
CLE Intrastate
Fuel purchased	$917	$913	$892

Following is a reconciliation of Cleco affiliate revenue.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Evangeline	$5,999	$6,057	$5,928
Perryville	81	11	43
Attala	3	3	2
Acadia	5,378	4,389	1,165
Total	$11,461	$10,460	$7,138

Cleco had the following affiliate receivable and payable balances associated with the service agreements between Cleco and its affiliates.

			AT DECEMBER 31,
		2009		2008
	ACCOUNTS	ACCOUNTS	ACCOUNTS	ACCOUNTS
(THOUSANDS)	RECEIVABLE	PAYABLE	RECEIVABLE	PAYABLE
Evangeline	$11,396	$2,362	$3,029	$8,228
Perryville	102	-	2	-
Attala	54	-	-	-
Acadia	577	8	397	1
Total	$12,129	$2,370	$3,428	$8,229

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

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Support Group
Other operations	$36,593	$34,316	$36,305
Maintenance	$1,916	$1,792	$2,600
Taxes other than income taxes	$(199)	$(175)	$121
Other expenses	$1,080	$940	$749
Interest charges	$-	$2	$5
Income taxes	$-	$-	$116
Diversified Lands
Other expenses	$4	$65	$73

Cleco Power also entered into agreements to provide goods and services to affiliated companies.  The goods and services are charged by Cleco Power at fully loaded cost or management’s estimate of fair market value, whichever is higher, in order to comply with Cleco’s affiliate policy.  The majority of the services provided by Cleco Power to affiliates relates to the lease of office space to Support Group.  Following is a reconciliation of Cleco Power’s affiliate revenue.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Support Group	$1,352	$1,979	$1,980
Midstream	20	28	28
Evangeline	22	29	42
Acadia	1	1	-
Total	$1,395	$2,037	$2,050

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements between Cleco Power and its affiliates.

			AT DECEMBER 31,
		2009		2008
	ACCOUNTS	ACCOUNTS	ACCOUNTS	ACCOUNTS
(THOUSANDS)	RECEIVABLE	PAYABLE	RECEIVABLE	PAYABLE
Cleco Corporation	$11	$19,191	$-	$856
Support Group	2,698	6,741	1,973	6,679
Midstream	9	1	9	-
Evangeline	45	2	44	1
Generation Services	30	2	22	-
Diversified Lands	5	-	10	-
Acadia	36	3	-	-
Others	2	-	1	-
Total	$2,836	$25,940	$2,059	$7,536

During 2009, Cleco Power made $30.0 million of distribution payments to Cleco Corporation.  There were no distributions from Cleco Power to Cleco Corporation during 2008 or 2007.
Cleco Power received no equity contributions from Cleco Corporation in 2009 or 2008.  During 2007, Cleco Power received equity contributions of $85.0 million from Cleco Corporation.
Affiliates that participate in the defined benefit pension plan sponsored by Cleco Power transfer their liability and an equal amount of cash on a periodic basis to Cleco Power.  The following table shows the amounts transferred by affiliates during 2009 and 2008.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008
Support Group	$1,606	$1,320
Generation Services	199	153
Midstream	39	15
Total	$1,844	$1,488

Note 18 — Intangible Asset

During the first quarter of 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs.  This intangible asset is expected to have a life of 12 years, but could have a life of up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers.  The intangible asset is being amortized according to the estimated collections from Cleco Power’s customers.  At the end of its life, this asset will have no residual value.  During the twelve months ended December 31, 2009 and 2008, Cleco Katrina/Rita recognized amortization expense of $10.7 million and $9.7 million, respectively.  For additional information on Cleco Katrina/Rita storm costs and securitization, see Note 3 — “Regulatory Assets and Liabilities — Deferred Storm Restoration Costs - Katrina/Rita.”  The following tables provide additional information about this intangible asset.

(THOUSANDS)	AT DECEMBER 31, 2009
Gross carrying amount	$177,537
Accumulated amortization	20,439
Intangible asset	$157,098

(THOUSANDS)
Expected amortization expense
For the twelve months ending December 31, 2010	$11,538
For the twelve months ending December 31, 2011	$12,330
For the twelve months ending December 31, 2012	$13,167
For the twelve months ending December 31, 2013	$14,026
For the twelve months ending December 31, 2014	$14,931
After 2014	$91,106

Note 19 — Storm Restoration

In September 2008, Cleco Power’s distribution and transmission systems sustained substantial damage from two separate hurricanes.  The damage to equipment from both storms required replacement, as well as repair of existing assets.
On September 1, 2008, Hurricane Gustav made landfall in southeastern Louisiana as a Category 2 hurricane, causing power outages to approximately 246,000, or 90%, of Cleco Power’s electric customers and affecting Cleco Power’s entire service territory.  By September 9, 2008, power was restored to all customers who lost service after Hurricane Gustav.  Hurricane Gustav’s restoration costs were approximately $66.1 million, of which 58.6%, or $38.7 million, was capitalized.
On September 13, 2008, Hurricane Ike made landfall in southeast Texas as a Category 2 hurricane, affecting power service to approximately 80,000 of Cleco Power’s electric customers in Cleco Power’s southern service territory.  By September 16, 2008, restoration efforts for all customers whose service could be reconnected were complete.  Hurricane Ike’s restoration costs were approximately $12.6 million, of which 63.5%, or $8.0 million, was capitalized.
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

Settlement Agreement
In April 2007, Cleco announced that a settlement agreement had been reached with Calpine, subject to the approval of the Calpine Debtors Bankruptcy Court, which resolved issues related to the Acadia Power Station.  The settlement included the fixing of Acadia’s claims against the Calpine Debtors and an agreement by the parties to certain bidding procedures (Bidding Procedures) which governed the sale of CAH’s interest in Acadia and certain related assets (collectively, the CAH Assets).  In May 2007, the Calpine Debtors Bankruptcy Court approved the terms of the settlement and entered orders approving the Claims Settlement Agreement and the Bidding Procedures Order.
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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

The Calpine Debtors Bankruptcy Court approved the transfer of the operations, maintenance and project management functions of the Acadia Power Station to subsidiaries of Midstream upon the closing of the CAH asset sale.  A subsidiary of Calpine had been performing these functions since the Acadia Power Station became operational.

Acadia Auction Results
In July 2007, CAH conducted an auction for the CAH Assets.  APH participated in the auction.  At the conclusion of the auction, Cajun emerged as the successful bidder, with a price of $189.0 million.
In September 2007, after all regulatory approvals were received, the sale of CAH’s Assets to Cajun was completed.  At the closing of the sale, APH received an $85.0 million payment from Cajun for the agreed upon value of the priority and guaranteed distributions, plus a $2.9 million break-up fee and other expense reimbursements. This $85.0 million payment is separate from APH’s $85.0 million pre-petition unsecured claim that it sold in May 2007.  APH also acquired, for $1.25 million (subject, in certain circumstances, to reduction), Calpine’s interest in Acadia’s claim against Cleco Power regarding a potential electric metering error at the Acadia Power Station.  APH recognized this as other expense on Cleco’s Consolidated Statements of Income.
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

Cleco
(THOUSANDS)	HOLDING GAINS ON AVAILABLE FOR SALE SECURITIES	LOSSES AND PRIOR SERVICE COST	NET GAIN (LOSS) ARISING DURING PERIOD	NET GAINS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balance, December 31, 2007	$73	$(9,419)	$955	$-	$(8,391)
Current-period change	(73)	(215)	(1,154)	-	(1,442)
Balance, December 31, 2008	$-	$(9,634)	$(199)	$-	$(9,833)
Current-period change	-	(160)	(3,403)	2,105	(1,458)
Balance, December 31, 2009	$-	$(9,794)	$(3,602)	$2,105	$(11,291)

Cleco Power
(THOUSANDS)	LOSSES AND PRIOR SERVICE COST	NET GAIN (LOSS) ARISING DURING PERIOD	NET GAINS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balance, December 31, 2007	$(4,835)	$423	$-	$(4,412)
Current-period change	(431)	(333)	-	(764)
Balance, December 31, 2008	$(5,266)	$90	$-	$(5,176)
Current-period change	(433)	(2,168)	2,106	(495)
Balance, December 31, 2009	$(5,699)	$(2,078)	$2,106	$(5,671)

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Note 22 — Miscellaneous Financial Information (Unaudited)

Cleco
Quarterly information for Cleco for 2009 and 2008 is shown in the following tables.

				2009
	1ST	2ND	3RD	4TH
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$212,936	$207,226	$241,500	$192,096
Operating income	$17,238	$31,867	$40,677	$17,027
Net income applicable to common stock	$6,638	$27,014	$59,843	$12,766
Basic net income per average share	$.11	$.45	$.99	$.21
Diluted net income per average common share	$.11	$.45	$.99	$.21
Dividends paid per common share	$.225	$.225	$.225	$.225
Closing market price per share
High	$22.65	$22.16	$25.07	$27.99
Low	$18.52	$19.72	$21.35	$24.16

				2008
	1ST	2ND	3RD	4TH
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$222,551	$274,787	$343,675	$239,185
Operating income	$26,747	$33,709	$35,564	$18,857
Net income applicable to common stock	$22,060	$29,377	$37,121	$13,537
Basic net income per average share	$.37	$.49	$.62	$.22
Diluted net income per average common share	$.37	$.49	$.62	$.22
Dividends paid per common share	$.225	$.225	$.225	$.225
Closing market price per share
High	$27.18	$24.73	$26.88	$25.37
Low	$21.12	$21.91	$23.08	$20.11

Cleco Corporation’s common stock is listed for trading on the New York Stock Exchange under the ticker symbol “CNL.”  Cleco Corporation’s preferred stock is not listed on any stock exchange.  On December 31, 2009, Cleco had 6,752 common shareholders and 86 preferred shareholders, as determined from the records of the transfer agent.
On January 29, 2010, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.225 per share payable on February 15, 2010, to common shareholders of record at the close of business on February 8, 2009.  Preferred dividends also were declared payable March 1, 2010, to preferred shareholders of record at the close of business on February 16, 2010.
The Board of Directors of Cleco Corporation has approved a dividend policy that will increase its quarterly dividend rate, subject to future dividend declarations, from $0.225 per common share to $0.25 per common share beginning with the dividend payable May 15, 2010.

Cleco Power
Quarterly information for Cleco Power for 2009 and 2008 is shown in the following tables.

				2009
	1ST	2ND	3RD	4TH
(THOUSANDS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$210,299	$204,688	$239,135	$189,477
Operating income	$16,876	$33,073	$40,651	$20,862
Net income	$15,018	$30,206	$43,552	$22,390

				2008
	1ST	2ND	3RD	4TH
(THOUSANDS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$220,450	$272,889	$341,342	$237,001
Operating income	$28,182	$35,514	$36,569	$20,701
Net income	$27,608	$32,662	$30,538	$23,024

Note 23 — Subsequent Events

As of February 25, 2010, management has evaluated the potential recognition or disclosure of events or transactions that occurred in the period after the balance sheet date of December 31, 2009.  The date February 25, 2010, represents the date that Cleco issued the financial statements for the year ended December 31, 2009.

Rodemacher Unit 3
On February 12, 2010, Cleco Power began commercial operations of Rodemacher Unit 3 and began using the new retail rate plan approved by the LPSC in October 2009.

Cleco Corporation Debt Issuance
On February 19, 2010, Cleco Corporation entered into a $150.0 million aggregate principal amount one-year bank term loan, which matures in 2011.  The interest rate for the bank term loan was one-month LIBOR plus 2.75%.

Evangeline Transactions
On February 22, 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement where the parties agreed to terminate the existing Evangeline Tolling Agreement and enter into the Evangeline 2010 Tolling Agreement, effective March 1, 2010.  The other significant terms of the Evangeline Restructuring Agreement are:

▪
The tolling agreement is a market-based tolling agreement, for Evangeline’s generating Units 6 and 7, ending December 31, 2011, with an option for JPMVEC to extend the term through December 31, 2012.  The agreement also gives Evangeline the right to terminate its Unit 6 obligations prior to the expiration of the term;

▪
$126.6 million of Evangeline’s 8.82% Senior Secured bonds due 2019, owned by JPMVEC, were transferred to Evangeline and subsequently retired; and $5.3 million of accrued interest associated with the bonds transferred to Evangeline was eliminated;

▪	JPMVEC paid Evangeline $56.7 million; and
▪	JPMVEC returned Cleco Corporation’s $15.0 million letter of credit issued under the Evangeline Tolling Agreement and the letter of credit was terminated.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

The termination of the Evangeline Tolling Agreement was considered a termination of an operating lease and a triggering event requiring an asset impairment analysis.  The $56.7 million cash payment from JPMVEC was partially a settlement of the $26.9 million operating lease asset that represented the straight line recognition of a fixed escalation.  Management is currently evaluating the asset impairment analysis on Evangeline’s assets and related CLE Intrastate assets which at January 31, 2010, had a carrying value of $182.8 million and $0.8 million, respectively.
The terms of the Evangeline Restructuring Agreement, Evangeline issued an irrevocable redemption notice to call the remaining $35.2 million of 8.82% Senior Secured bonds outstanding, and paid the debt holders $1.5 million of accrued interest and a $10.2 million make-whole payment.  As a result of the debt retirement, Evangeline will expense $2.2 million in unamortized debt issuance costs associated with the Evangeline bonds.  The Evangeline bonds were non-recourse to Cleco Corporation and redemption of the bonds is permitted under Cleco Corporation’s revolving credit facility.  Under the redemption of the bonds, $30.1 million of restricted cash will be released to Evangeline.  Management is currently evaluating the result of any gain or loss resulting from these transactions.
Evangeline is contained within the Midstream segment where the impacts to these transactions will be reflected.  In accordance with the authoritative guidance, effective January 1, 2010, the financial results for Evangeline will no longer be presented as equity income, but presented in the appropriate line items in the consolidated financials of Midstream.

Acadia Transaction
On February 23, 2010, the acquisition by Cleco Power of one of Acadia’s two 580-MW units, the related materials and supplies, and half of its common facilities was completed.  The significant terms of the transaction are:

▪	Cleco Power acquired one of Acadia’s two 580-MW units, the related materials and supplies, and half of the common facilities for $304.0 million;
▪	Acadia will recognize a gain of approximately $87 million;
▪	APH received $6.7 million from an affiliate of Cajun for indemnification of Cajun and its affiliates against 100% of APH’s liabilities and other obligations related to the Cleco Power transaction; and
▪	Cleco Power will own and operate the unit, and operate the other unit on behalf of Acadia or a future owner.

City of Alexandria Settlement
On February 23, 2010, the Alexandria City Council approved a settlement of the case which included a $3.0 million litigation expense reimbursement to the City and a new five-year, energy-only power supply agreement.  The supply agreement may be extended, at Cleco Power’s option, for two additional one-year terms.  If the City performs its obligations under the new power supply agreement, then Cleco will pay a one-time $6.5 million performance bonus at the end of the five-year term to the City.  The court dismissed the case with prejudice on February 24, 2010.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of December 31, 2009, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power LLC (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including the CEO and CFO, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2009, and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Reports on Internal Control Over Financial Reporting
The management of Cleco Corporation and Cleco Power is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934.  Cleco Corporation’s and Cleco Power’s internal control over financial reporting is a process designed by, or under the supervision of, each of Cleco Corporation’s and Cleco Power’s principal executive and financial officers and effected by Cleco Corporation’s and Cleco Power’s board of directors or managers, as the case may be, management and other personnel, to provide reasonable assurance

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Management has designed its internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.  Management’s assessments included review and testing of both the design effectiveness and operating effectiveness of controls over relevant assertions related to significant accounts and disclosures in the financial statements.
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
The management of Cleco Corporation and Cleco Power, under the supervision of each of the Registrants’ principal executive officer and principal financial officer, conducted an assessment of the effectiveness of Cleco Corporation’s and Cleco Power’s respective internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the management of Cleco Corporation and Cleco Power concluded that, as of December 31, 2009, the Registrants’ internal control over financial reporting was effective.
The effectiveness of Cleco Corporation’s and Cleco Power’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which appear on pages 65 and 66, respectively, of this Annual Report on Form 10-K.

Certifications
The certifications of the Registrants’ Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1, 31.2, 31.3, and 31.4 to this Annual Report on Form 10-K.  Additionally, as required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, Cleco’s Chief Executive Officer filed a certification with the NYSE on May 7, 2009, reporting that he was not aware of any violation by Cleco of the NYSE’s Corporate Governance listing standards.

ITEM 9B.     OTHER INFORMATION

Stock Award to Mr. Madison
On February 22, 2010, the Board of Directors of Cleco Corporation approved a special award in the amount of 15,000 shares of Cleco Corporation common stock to Mr. Michael H. Madison, President and Chief Executive Officer of Cleco Corporation.  This award was made pursuant to the 2010 LTICP.  The shares will be restricted until May 26, 2013.  During the restricted period, Mr. Madison may not sell, assign, transfer, pledge or otherwise dispose of the shares.  Dividends will accrue on the shares during the restricted period without interest and will be paid to Mr. Madison upon the lapse of the restrictions.  The shares (and any accrued dividends thereon) will be forfeited if Mr. Madison is no longer an employee of Cleco Corporation (other than because of death or disability) before the end of the restricted period.  Upon a Change of Control (as defined in the 2010 LTICP), the restrictions will lapse and the shares (and any accrued dividends) will be delivered to Mr. Madison.  The Compensation Committee or the Board of Directors may amend the terms and conditions of the award.

Acadia Transaction
On February 23, 2010, the acquisition by Cleco Power of one of Acadia’s two 580-MW units, the related materials and supplies, and half of its common facilities was completed.  The significant terms of the transaction are:

▪	Cleco Power acquired one of Acadia’s two 580-MW units, the related materials and supplies, and half of the common facilities for $304.0 million;
▪	Acadia will recognize a gain of approximately $87 million;
▪	APH received $6.7 million from an affiliate of Cajun for indemnification of Cajun and its affiliates against 100% of APH’s liabilities and other obligations related to the Cleco Power transaction; and
▪	Cleco Power will own and operate the unit, and operate the other unit on behalf of Acadia or a future owner.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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

CLECO

The information set forth, (i) under the caption “Proposal Number I — Election of Four Class I Directors,” (ii) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and (iii) under the caption “Report of the Audit Committee” in the 2010 Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2010, filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (2010 Proxy Statement), is incorporated herein by reference.  See also “Part I — Item 4 — Board of Directors of Cleco.”

CLECO POWER

The information called for by Item 10 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 11.     EXECUTIVE COMPENSATION

CLECO

The information set forth, (i) under the subcaption “Independence and Organization of the Board of Directors” under the caption “Proposal Number I — Election of Four Class I Directors,” (ii) under the caption “Compensation Discussion and Analysis,” (iii) under the caption “Executive Officers Compensation,” (iv) under the caption “Director Compensation,” and (v) under the caption “Report of the Compensation Committee” in the 2010 Proxy Statement is incorporated herein by reference.

CLECO POWER

The information called for by Item 11 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CLECO

Security Ownership
The information set forth, (i) under the caption “Security Ownership of Directors and Management” and (ii) under the caption “Security Ownership of Certain Beneficial Owners” in the 2010 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information
Cleco has compensation plans under which equity securities of Cleco Corporation are authorized for issuance as approved by security holders.  Cleco does not have such plans that have not been approved by security holders.  The table below provides information about compensation plans under which equity securities of Cleco Corporation were authorized for issuance at December 31, 2009.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Employee Stock Purchase Plan	2,785 (1)	$25.96	464,703
Long-term incentive compensation plans (expires January 1, 2010)	286,183	$21.20	1,133,703(2)
Long-term incentive compensation plans (effective January 1, 2010)	-	$ -	2,250,000
Total	288,968	$21.25	3,848,406
(1) The number of options in column (a) for the Employee Stock Purchase Plan represents the number of options granted at December 31, 2009, based on employee withholdings and the option grant calculation under the plan.

(2) Stock options and restricted stock may be issued pursuant to the 2000 LTICP.  This plan requires the number of securities available to be issued to be reduced by the number of options and the number of restricted shares previously awarded, net of forfeitures.  At December 31, 2009, there were 284,415 shares of restricted stock awarded, net of forfeitures, pursuant to the 2000 LTICP.  New options or restricted stock cannot be issued pursuant to the 2000 LTICP, which expired on December 31, 2009.  However, stock options issued prior to December 31, 2009 under the 2000 LTICP remain outstanding until they expire.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CLECO

The information set forth under the subcaptions “Independence and Organization of the Board of Directors,” and “Cleco’s Code of Business Conduct & Ethics” under the caption “Proposal Number I — Election of Four Class I Directors” in the 2010 Proxy Statement is incorporated herein by reference.

CLECO POWER

The information called for by Item 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

CLECO

The information set forth under “Relationship with Accountants” regarding fees paid to Cleco’s independent auditors in the 2010 Proxy Statement is incorporated herein by reference.

CLECO POWER

The information set forth under “Relationship with Accountants” regarding fees paid to Cleco’s independent auditors in the 2010 Proxy Statement is incorporated herein by reference.
PricewaterhouseCoopers LLP provides professional services for Cleco Power that are directly billed to Cleco Corporation, the cost of which is allocated to Cleco Power though not billed directly to them.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm	65
	Report of Independent Registered Public Accounting Firm	66
15(a)(1)	Financial Statements of Cleco Corporation
	Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007	67
	Consolidated Balance Sheets at December 31, 2009, and 2008	68
	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007	70
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008, and 2007	72
	Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2009, 2008, and 2007	72
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007	73
	Cleco Power Consolidated Balance Sheets at December 31, 2009, and 2008	74
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007	75
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008, and 2007	76
	Cleco Power Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2009, 2008, and 2007	76
	Notes to the Financial Statements	77
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Corporation
	Condensed Statements of Income for the years ended December 31, 2009, 2008, and 2007	133
	Condensed Balance Sheets at December 31, 2009, and 2008	134
	Condensed Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007	135
	Notes to the Condensed Financial Statements	136
	Schedule II — Valuation and Qualifying Accounts
	Cleco Corporation	138
	Cleco Power	138
15(c)(1)	Schedule III — Consolidated Financial Statements of Acadia Power Partners, LLC
	Report of Independent Registered Public Accounting Firm	141
	Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007	142
	Consolidated Balance Sheets at December 31, 2009, and 2008	143
	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007	144
	Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2009, 2008, and 2007	145
	Notes to the Consolidated Financial Statements	146

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto

15(a)(3)	List of Exhibits	129

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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

EXHIBITS
CLECO		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
3(a)(1)	Articles of Incorporation of the Company, effective July 1, 1999	333-71643-01	S-4(6/30/99)	A
3(a)(2)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Cleco setting forth the terms of the $25 Preferred Stock	1-15759	8-K(7/28/00)	1
3(a)(3)	Articles of Amendment to the Amended and Restated Articles of Incorporation to increase amount authorized common stock and to effect a two-for-one split of the Company’s common stock	1-15759	2001 Proxy Statement (3/01)	B-1
3(b)(1)	Bylaws of Cleco Corporation, Revised effective July 1, 2009	1-15759	10-Q(6/09)	3.1
3(b)(2)	Amendment to the Bylaws of Cleco Corporation, effective October 30, 2010	1-15759	10-Q(9/09)	3.1
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco Power (as successor) and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(b)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
4(b)(5)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K(4/26/01)	4(a)
4(b)(6)	Fourth Supplemental Indenture, dated as of February 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(2/6/02)	4.1
4(b)(7)	Sixth Supplemental Indenture providing for the issuance of $75,000,000 principal amount of 5.375% Notes due May 1, 2013	1-5663	8-K(4/28/03)	4.1
4(b)(8)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(7/6/05)	4.1
4(b)(9)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(11/28/05)	4.1
4(b)(10)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-5663	8-K(6/2/08)	4.1
4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	1-5663	10-Q(9/99)	4(c)
4(d)(1)	Rights agreement between Cleco and EquiServe Trust Company, as Right Agent	1-15759	8-K(7/28/00)	1
4(d)(2)	First Amendment to Rights Agreement between Cleco Corporation and Computershare Trust Company, N.A., as Rights Agent	1-15759	8-K(3/2/06)	4.1
**10(a)(1)	2000 Long-Term Incentive Compensation Plan	333-71643-01	2000 Proxy Statement(3/00)	A
**10(a)(2)	2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	1-15759	10-Q(3/05)	10(a)
**10(a)(3)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2, Effective as of July 23, 2004	1-15759	10-Q(9/04)	10(a)
**10(a)(4)	2000 Long-Term Incentive Compensation Plan, Amendment Number 3, Dated as of January 28, 2005	1-15759	10-Q(3/05)	10(b)
**10(a)(5)	2000 Long-Term Incentive Compensation Plan, Amendment Number 4, Dated as of November 4, 2008	1-15759	10-K(2008)	10(a)(6)
**10(a)(6)	2000 Long-Term Incentive Compensation Plan, Amendment Number 5, Dated as of December 8, 2008	1-15759	8-K(12/9/08)	10.1
**10(a)(7)	2000 Long-Term Incentive Compensation Plan, Administrative Procedure No. 1	1-15759	10-K(2005)	10(a)(6)
10(a)(8)	Form of Notice and Acceptance of Directors’ Grant of Nonqualified Stock Options under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(a)
10(a)(9)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(c)
10(a)(10)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(d)
**10(a)(11)	Form of Notice and Acceptance of Director’s Grant of Nonqualified Stock Option	1-5663	10-Q(9/01)	10
10(a)(12)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(b)
10(a)(13)	Notice and Acceptance of Grant of Restricted Stock and Allocation of Opportunity Shares	1-15759	10-Q(9/05)	10(c)
10(a)(14)	Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2007 Performance Cycle	1-15759	10-K(2006)	10(n)(3)
10(a)(15)	Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2008 Performance Cycle	1-15759	10-K(2007)	10(m)(4)
10(a)(16)	Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2009 Performance Cycle	1-15759	10-K(2008)	10(m)(4)

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
**10(b)(1)	Annual Incentive Compensation Plan amended and restated as of January 23, 2003	1-15759	10-K(2003)	10(b)
**10(b)(2)	First Amendment to Annual Incentive Compensation Plan, effective as of January 1, 2009	1-15759	10-K(2008)	10(b)(2)
**10(b)(3)	Participation Agreement, Annual Incentive Compensation Plan	1-5663	10-K(1995)	10(c)
**10(c)(1)	Deferred Compensation Plan for Directors	1-5663	10-K(1992)	10(n)
**10(c)(2)	Summary of Director Compensation, Benefits and Policies, revised on July 31, 2009	1-15759	10-Q(9/09)	10.1
**10(d)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(d)(2)	First Amendment to Supplemental Executive Retirement Plan effective July 1, 1999	1-15759	10-K(2003)	10(e)(1)(a)
**10(d)(3)	Second Amendment to Supplemental Executive Retirement Plan dated July 28, 2000	1-15759	10-K(2003)	10(e)(1)(b)
**10(d)(4)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**10(d)(5)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**10(d)(6)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**10(d)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**10(d)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**10(e)(1)	Executive Employment Agreement between Cleco Corporation and George W. Bausewine effective as of May 5, 2009	1-15759	10-Q(6/09)	10.1
**10(e)(2)	Executive Employment Agreement Compliance Addendum – Code Section 409A, effective January 1, 2009	1-15759	8-K(12/9/08)	10.4
**10(e)(3)	Form of Cleco Corporation Executive Employment Agreement (Level 1)	1-15759	8-K(1/9/09)	10.1
**10(e)(4)	Executive Employment Agreement between Cleco Corporation and Darren J. Olagues dated July 30, 2007	1-15759	8-K(4/28/09)	10.1
*10(e)(5)**	Executive Employment Agreement (Level 1) between Cleco Corporation and Michael H. Madison, effective October 1, 2009
*10(e)(6)**	Executive Employment Agreement (Level 1) between Cleco Corporation and Dilek Samil effective, January 1, 2009
*10(e)(7)**	Executive Employment Agreement (Level 2) between Cleco Corporation and William G. Fontenot, effective July 28, 2009
*10(e)(8)**	Executive Employment Agreement (Level 2) between Cleco Corporation and R. Russell Davis, effective July 28, 2009
*10(e)(9)**	Executive Employment Agreement (Level 1) and addendum to Executive Employment Agreement (Level 1) between Cleco Corporation and Wade A. Hoefling, effective January 29, 2010
10(f)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)
**10(g)(1)	2010 Long-Term Incentive Compensation Plan, effective as of January 1, 2010	1-15759	2009 Proxy Statement (3/12/09)	C
*10(g)(2)**	Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2010 Performance Cycle
10(h)(1)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
10(h)(2)	Employee Stock Purchase Plan, Amendment No. 1, dated January 22, 2004	1-15759	10-K(2003)	10(s)(1)
10(h)(3)	Employee Stock Purchase Plan, Amendment No. 2, effective as of January 1, 2006	1-15759	10-Q(6/05)	10(a)
**10(i)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**10(i)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**10(i)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9)08)	10.2
10(i)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
10(j)(1)	First Amended and Restated Credit Agreement dated as of June 2, 2006 among Cleco Corporation, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-15759	10-Q(9/09)	10.2
10(j)(2)	Amendment No. 1 and Waiver No. 1 dated as of August 18, 2009, to and under the First Amended and Restated Credit Agreement, dated as of June 2, 2006, among Cleco Corporation and the Lenders party thereto	1-15759	10-Q(9/09)	10.4
*10(j)(3)	Loan Agreement dated as of February 19, 2010, among Cleco Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto
10(k)(1)	Acadia Power Partners – Second amended and restated limited liability company agreement dated May 9, 2003	1-15759	10-Q(9/09)	10.3
10(k)(2)	Acadia Power Partners, LLC – First Amendment to Second Amended and Restated Limited Liability Company Agreement dated August 9, 2005	1-15759	10-Q(9/05)	10(a)
*12(a)	Computation of Ratios of Earnings (loss) to Fixed Charges and of Earnings (loss) to Combined Fixed Charges and Preferred Stock Dividends
*21	Subsidiaries of the Registrant
*23(a)	Consent of Independent Registered Public Accounting Firm
*23(c)	Consent of Independent Registered Public Accounting Firm
*24(a)	Power of Attorney from each Director of Cleco Corporation whose signature is affixed to this Form 10-K for the year ended December 31, 2009
*31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO POWER		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
3(a)	Articles of Organization and Initial Report of Cleco Power LLC, dated December 11, 2000	533-52540	S-3/A(1/26/01)	3(a)
3(b)	Operating Agreement of Cleco Power LLC (revised effective July 1, 2009)	1-5663	10-Q(6/09)	3.2
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(b)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
4(b)(5)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K(4/26/01)	4(a)
4(b)(6)	Fourth Supplemental Indenture, dated as of February 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(2/6/02)	4.1
4(b)(7)	Sixth Supplemental Indenture providing for the issuance of $75,000,000 principal amount of 5.375% Notes due May 1, 2013	1-5663	8-K(4/28/03)	4.1
4(b)(8)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(7/6/05)	4.1
4(b)(9)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(11/28/05)	4.1
4(b)(10)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-5663	8-K(6/2/08)	4.1
4(b)(11)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-5663	8-K(11/12/09)	4.1
4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(d)	Loan Agreement, dated as of November 1, 2006, between Cleco Power LLC and the Rapides Finance Authority	1-5663	8-K(11/27/06)	4.1
4(e)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-5663	8-K(11/20/07)	4.1
4(f)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority
4(g)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority
**10(a)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(a)(2)	Form of Cleco Corporation Executive Employment Agreement (Level 1)	1-15759	8-K(1/9/09)	10.1
10(b)(1)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)
10(b)(2)	401(k) Savings and Investment Plan as amended and restated effective January 1, 2004	1-5663	10-Q(3/04)	10(a)
*10(b)(3)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 1, Effective January 1, 1999
10(b)(4)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2, Effective January 1, 2004	1-5663	10-Q(6/04)	10(b)
10(b)(5)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 3, Effective October 1, 2005	1-5663	10-Q(9/05)	10(e)
10(b)(6)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 4 (designated as Amendment Number 3 in exhibit 10(b), Effective January 1, 2007	1-5663	10-Q(3/07)	10(b)
10(b)(7)	401(k) Savings and Investment Plan, First Amendment, effective as of June 1, 2005	1-5663	10-Q(6/05)	10(b)
10(b)(8)	401(k) Savings and Investment Plan, Amended and Restated, effective October 1, 2005	333-127496	S-8(8/12/05)	10.8
10(b)(9)	401(k) Savings and Investment Plan, Amended and Restated, Amendment No. 1, Effective January 1, 2006	1-5663	10-K(2006)	10(h)(8)
10(b)(10)	401(k) Savings and Investment Plan, Amendment No. 2	1-5663	10-Q(6/07)	10.4
10(b)(11)	401(k) Savings and Investment Plan, Amendment No. 3, Effective August 1, 2007	1-5663	10-Q(9/07)	10.2
10(b)(12)	401(k) Savings and Investment Plan, Amendment No. 4, Effective January 1, 2008	1-5663	10-K(2008)	10(g)(12)
10(b)(13)	401(k) Savings and Investment Plan, Amendment No. 5 and Plan of Merger with the Cleco Energy LLC 401(k) Savings Investment Plan, effective March 1, 2009	1-5663	10-Q(3/09)	10.3
10(c)(1)	First Amended and Restated Credit Agreement dated as of June 2, 2006 among Cleco Power LLC, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-5663	10-Q(6/06)	10.2
10(c)(2)	Amendment No. 1 and Waiver No. 1, dated as of August 18, 2009, to and under the First Amended and Restated Credit Agreement, dated as of June 2, 2006, among Cleco Corporation and the Lenders party thereto	1-5663	10-Q(9/09)	10.5
10(d)(1)	Storm Recovery Property Sale Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-5663	8-K(3/6/08)	10.1
10(d)(2)	Storm Recovery Property Servicing Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-5663	8-K(3/6/08)	10.2
10(d)(3)	Administration Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-5663	8-K(3/6/08)	10.3

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO POWER		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*12(b)	Computation of Ratios of Earnings to Fixed Charges
*23(b)	Consent of Independent Registered Public Accounting Firm
*24(b)	Power of Attorney from each Manager of Cleco Power whose signature is affixed to this Form 10-K for the year ended December 31, 2009
*31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Operating expenses
Administrative and general	$4,045	$1,064	$988
Other operating (income) expense	(1,363)	1,938	3,028
Total operating expenses	$2,682	$3,002	$4,016
Operating loss	(2,682)	(3,002)	(4,016)
Equity income of subsidiaries, net of tax	94,566	104,648	144,886
Interest, net	14,974	3,342	15,814
Other income	4,157	-	-
Other expense	(110)	(5,685)	(877)
Income before income taxes	110,905	99,303	155,807
Income tax (expense) benefit	(4,598)	2,838	(4,018)
Net income	106,307	102,141	151,789
Preferred dividends requirements, net	46	46	458
Income applicable to common stock	$106,261	$102,095	$151,331
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	AT DECEMBER 31,
(THOUSANDS)	2009	2008
Assets
Current assets
Cash and cash equivalents	$7,080	$5,941
Accounts receivable - affiliate	153,150	95,039
Other accounts receivable	1,298	21
Taxes receivable	14,476	8,317
Cash surrender value of life insurance policies	24,424	17,371
Total currents assets	200,428	126,689
Equity investment in investees	1,048,321	989,012
Deferred charges	27,929	12,202
Total assets	$1,276,678	$1,127,903
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Accounts payable - affiliate	$18,061	$3,327
Other current liabilities	11,362	8,767
Total current liabilities	29,423	12,094
Long-term debt, net	95,000	30,000
Deferred credits	36,183	24,944
Total liabilities	160,606	67,038
Commitments and Contingencies (Note 6)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 10,288 at December 31, 2009, and 2008, respectively	1,029	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,277,462 and 60,066,345 shares and outstanding 60,259,368 and 60,042,514 shares at December 31, 2009, and 2008, respectively	60,277	60,066
Premium on common stock	399,148	394,517
Retained earnings	667,220	615,514
Treasury stock, at cost 18,094 and 23,831 shares at December 31, 2009, and 2008, respectively	(311)	(428)
Accumulated other comprehensive loss	(11,291)	(9,833)
Total common shareholders’ equity	1,115,043	1,059,836
Total shareholders’ equity	1,116,072	1,060,865
Total liabilities and shareholders’ equity	$1,276,678	$1,127,903
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2009	2008	2007
Operating activities
Net cash provided by operating activities	$6,007	$18,536	$164,437
Investing activities
Equity investment in investees	(16,254)	(6,274)	(93,427)
Return of equity investment in investees	850	-	96
Other investing	(2,328)	(299)	(1,763)
Net cash used in investing activities	(17,732)	(6,573)	(95,094)
Financing activities
Retirement of long-term obligations	-	(100,000)	-
Issuance of long-term obligations	65,000	30,000	-
Dividends paid on preferred stock	(46)	(46)	(458)
Dividends paid on common stock	(54,221)	(54,036)	(53,282)
Other financing	2,131	991	10,873
Net cash provided by (used in) financing activities	12,864	(123,091)	(42,867)
Net increase (decrease) in cash and cash equivalents	1,139	(111,128)	26,476
Cash and cash equivalents at beginning of period	5,941	117,069	90,593
Cash and cash equivalents at end of period	$7,080	$5,941	$117,069
Supplementary cash flow information
Interest paid	$3,119	$5,078	$7,000
Income tax (refunded) paid, net	$(34,792)	$38,113	$15,165
Supplementary noncash investing and financing activity
Return on equity investment in investee	$-	$-	$78,200
Issuance of treasury stock – LTICP	$117	$103	$86
Issuance of common stock - LTICP/ESPP	$-	$163	$22,151
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO CORPORATION (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies

The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Corporation, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year.  As of December 31, 2009, Cleco Corporation’s restricted net assets of consolidated subsidiaries were $637.0 million and exceeded 25% of its total consolidated net assets.
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

Note 2 — Debt

Cleco Corporation had no short-term debt outstanding at December 31, 2009, or 2008.  At December 31, 2009, Cleco Corporation’s long-term debt outstanding was $95.0 million, of which none was due within one year, compared to $30.0 million of long-term debt at December 31, 2008, of which none was due within one year.
Cleco Corporation’s $150.0 million five-year credit facility matures on June 2, 2011.  At December 31, 2009, $95.0 million was outstanding under this credit facility.  This facility provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.
At December 31, 2009, Cleco Corporation was in violation of a covenant under its credit facility, relating to a covenant included in the $50.0 million Cleco Power bank term loan entered into in August 2009.  In February 2010, Cleco Corporation obtained a waiver from its lenders for such non-compliance.  Cleco Corporation paid the lenders no fees related to this waiver.
In August 2009, Cleco Corporation entered into an amendment to its credit facility that increased thresholds in a representation relating to pension plan obligations above the amount of the current plan assets.  Cleco Corporation incurred $0.1 million in expenses obtaining bank waivers related to the amendments.  If Cleco Corporation were to default under the covenants in its various credit facilities, it would be unable to borrow additional funds under the facilities.  Further, if Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its credit facility.
At December 31, 2009, off-balance sheet commitments and outstanding credit facility borrowings reduced available borrowings by $15.0 million and $95.0 million, respectively, leaving available capacity of $40.0 million.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco’s working capital needs.

Note 3 — Dividends and Equity Contributions

Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances.  The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization.  At December 31, 2009, approximately $349.6 million of member’s equity were unrestricted.  Cleco Corporation received $30.0 million in distributions from Cleco Power in 2009.  No distributions were received from Cleco Power for the years ended December 31, 2008, and 2007.  Cleco Corporation made no equity contributions to Cleco Power in 2009 or 2008.  During 2007, Cleco Corporation made equity contributions to Cleco Power of $85.0 million.
Cleco Corporation received no distributions from Midstream during the years ended December 31, 2009 or 2007.  Cleco Corporation received $9.6 million in distributions from Midstream during the year ended December 31, 2008.  For the years ended December 31, 2009, 2008, and 2007, Cleco Corporation made no equity contributions to Midstream.

Note 4 — Income Taxes

Cleco Corporation (Parent Company Only) Condensed Statements of Income reflect income tax expense of $4.6 million, income tax benefit of $2.8 million, and income tax expense of $4.0 million for the years ended 2009, 2008, and 2007, respectively.  In addition to these amounts, income tax expense of $5.0 million, $21.3 million, and $66.8 million is reflected in equity income of subsidiaries, net of tax for the years ended 2009, 2008, and 2007, respectively.

Note 5 — Commitments and Contingencies

For information regarding commitments and contingencies related to Cleco Corporation, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Disclosures about Guarantees.”

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Note 6 — Subsequent Events

As of February 25, 2010, management has evaluated the potential recognition or disclosure of events or transactions that occurred in the period after the balance sheet date of December 31, 2009.  The date February 25, 2010, represents the date that Cleco Corporation issued the financial statements for the year ended December 31, 2009.

Debt Issuance
On February 19, 2010, Cleco Corporation entered into a $150.0 million aggregate principal amount one-year bank term loan, which matures in 2011.  The interest rate for the bank term loan was one-month LIBOR plus 2.75%.

City of Alexandria Settlement
On February 23, 2010, the Alexandria City Council approved a settlement of the case which included a $3.0 million litigation expense reimbursement to the City and a new five-year, energy-only power supply agreement.  The supply agreement may be extended, at Cleco Power’s option, for two additional one-year terms.  If the City performs its obligations under the new power supply agreement, then Cleco Corporation will pay a one-time $6.5 million performance bonus at the end of the five-year term to the City.  The court dismissed the case with prejudice on February 24, 2010.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

CLECO CORPORATION	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2009, 2008, and 2007
	BALANCE AT	ADDITIONS	UNCOLLECTIBLE	BALANCE AT
	BEGINNING	CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
Allowance For Uncollectible Accounts (THOUSANDS)	OF PERIOD	AND EXPENSES	LESS RECOVERIES	PERIOD(1)
Year Ended December 31, 2009	$1,632	$1,657	$2,116	$1,173
YEAR ENDED DECEMBER 31, 2008	$ 1,028	$ 3,821	$ 3,217	$ 1,632
YEAR ENDED DECEMBER 31, 2007	$ 789	$ ,859	$ 2,620	$ 1,028
(1) Deducted in the consolidated balance sheet

CLECO POWER LLC	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2009, 2008, and 2007
	BALANCE AT	ADDITIONS	UNCOLLECTIBLE	BALANCE AT
	BEGINNING	CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
Allowance For Uncollectible Accounts (THOUSANDS)	OF PERIOD	AND EXPENSES	LESS RECOVERIES	PERIOD(1)
Year Ended December 31, 2009	$1,632	$1,657	$2,116	$1,173
Year Ended December 31, 2008	$ 1,028	$ 3,821	$ 3,217	$ 1,632
Year Ended December 31, 2007	$ 789	$ 2,859	$ 2,620	$ 1,028
(1) Deducted in the consolidated balance sheet

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

SCHEDULE III

ACADIA POWER PARTNERS, LLC

Consolidated Financial Statements
December 31, 2009, 2008, and 2007

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

ACADIA POWER PARTNERS, LLC

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Members of
Acadia Power Partners, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in members' capital, and cash flows present fairly, in all material respects, the financial position of Acadia Power Partners, LLC (the “Company”) and its subsidiary at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company's plans to sell all of the materials and supplies inventory and property, plant, and equipment. The Company's plans to sell these assets raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 8 to the consolidated financial statements, the Company has significant transactions with related parties.

/s/  PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 25, 2010

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

ACADIA POWER PARTNERS, LLC

Consolidated Statements of Income
	FOR THE YEAR ENDED DECEMBER 31,
	2009	2008	2007
Operating revenue
Third party revenue	$33,750,248	$74,002,290	$63,549,505
Affiliate revenue	16,795,867	-	-
Total operating revenue	50,546,115	74,002,290	63,549,505
Operating expenses
Fuel used for electric generation	35,898,268	63,373,553	53,438,518
Plant operations and maintenance	22,848,731	16,079,924	12,622,699
Depreciation	9,700,816	14,818,570	15,427,232
General and administrative	5,759,256	2,409,472	2,252,563
Loss on disposal of assets	10,846,187	191,398	3,525,254
Total operating expenses	85,053,258	96,872,917	87,266,266
Gain on settlement of bankruptcy claim	-	-	170,200,000
Operating (loss) income	(34,507,143)	(22,870,627)	146,483,239
Other income	21,025	120,595	62,617
Net (loss) income	$(34,486,118)	$(22,750,032)	$146,545,856
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

ACADIA POWER PARTNERS, LLC

Consolidated Balance Sheets
	AT DECEMBER 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$6,005,550	$1,527,179
Accounts receivable – trade (less allowance for doubtful accounts of $0 in 2009 and $540,444 in 2008)	40,104	375,640
Accounts receivable - affiliate	7,722	838
Materials and supplies inventory	2,231,888	1,991,896
Prepayments	2,514,179	1,516,857
Total current assets	10,799,443	5,412,410
Property, plant and equipment, net	403,622,445	405,565,401
Total assets	$414,421,888	$410,977,811
Liabilities and members’ capital
Current liabilities
Accounts payable - trade	$520,542	$223,907
Accounts payable - affiliate	577,233	396,885
Accrued liabilities	4,338,843	759,245
Total current liabilities	5,436,618	1,380,037
Members’ capital	408,985,270	409,597,774
Total liabilities and members’ capital	$414,421,888	$410,977,811
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

ACADIA POWER PARTNERS, LLC

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31,
	2009	2008	2007
Cash flow from operating activities
Net (loss) income	$(34,486,118)	$(22,750,032)	$146,545,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,700,816	14,818,570	15,427,232
Provision for doubtful accounts	-	540,444	-
Loss (gain) on disposal of assets	6,381,026	(17,404)	3,415,892
Gain on settlement of bankruptcy claim, net	-	-	(170,200,000)
Changes in operating assets and liabilities:
Accounts receivable	335,536	(128,501)	(349)
Accounts receivable, affiliate	(6,884)	(819)	(19)
Materials and supplies inventory	(239,992)	(129,721)	(86,231)
Prepayments	(997,322)	582,127	(198,256)
Accounts payable, trade	296,635	74,309	149,599
Accounts payable, affiliate	180,348	(73,826)	(211,278)
Accrued liabilities	3,636,934	173,713	(2,059,999)
Net cash used in operating activities	$(15,199,021)	$(6,911,140)	$(7,217,553)
Cash flows from investing activities
Additions to property, plant and equipment	$(14,196,222)	$(484,413)	$(1,444,884)
Net cash used in investing activities	$(14,196,222)	$(484,413)	$(1,444,884)
Cash flows from financing activities
Contributions from members	$33,873,614	$-	$16,814,741
Net cash provided by financing activities	$33,873,614	$-	$16,814,741
Net increase (decrease) in cash and cash equivalents	4,478,371	(7,395,553)	8,152,304
Cash and cash equivalents at beginning of period	1,527,179	8,922,732	770,428
Cash and cash equivalents at end of period	$6,005,550	$1,527,179	$8,922,732
Supplementary noncash investing and financing transactions:
Acquisitions of property, plant and equipment in accrued liabilities	$68,941	$11,606	$-
Distributions to members	$-	$-	$170,200,000
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

ACADIA POWER PARTNERS, LLC

Consolidated Statements of Changes in Members’ Capital
	CAJUN	CAH	APH	TOTAL MEMBERS’ CAPITAL
BALANCES AT JANUARY 1, 2007	$-	$171,237,642	$267,949,567	$439,187,209
Distributions of bankruptcy settlement	-	(92,000,000)	(78,200,000)	(170,200,000)
Member contributions	6,207,370	2,200,000	8,407,371	16,814,741
Net (loss) income	(5,155,079)	85,328,007	66,372,928	146,545,856
Interest on distributions	-	(4,130,988)	4,130,988	-
Sale of CAH interest to Cajun	162,634,661	(162,634,661)	-	-
Payment of priority distributions	52,486,951	-	(52,486,951)	-
BALANCES AT DECEMBER 31, 2007	216,173,903	-	216,173,903	432,347,806
Net loss	(11,375,016)	-	(11,375,016)	(22,750,032)
BALANCES AT DECEMBER 31, 2008	$204,798,887	$-	$204,798,887	$409,597,774
Member contributions	16,936,807	-	16,936,807	33,873,614
Net loss	(17,243,059)	-	(17,243,059)	(34,486,118)
BALANCES AT DECEMBER 31, 2009	$204,492,635	$-	$204,492,635	$408,985,270
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K
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

Note 2 — Calpine Bankruptcy

Bankruptcy Proceedings
In December 2005, Calpine and certain of its subsidiaries, including CAH, Calpine Energy Services, L.P. (CES), and Calpine Central, LP (CCLP), (collectively the Calpine Debtors), filed for protection under Chapter 11 (the Bankruptcy Filing) of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the Calpine Debtors Bankruptcy Court).  The Calpine Debtors continued to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Calpine Debtors Bankruptcy Court.  Acadia did not file for bankruptcy and continued to operate in the normal course of business. However, Acadia had an operation and maintenance agreement with CCLP, an indirect, wholly owned subsidiary of Calpine, and tolling agreements with CES. For information on these agreements, see Note 8 — “Related Party Transactions.”  CCLP continued to operate under the terms of the operation and maintenance agreement; however CES ceased performance under the terms of the tolling agreements in 2006.
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

Note 3 — Acadia Transactions

In February 2009, Cleco Power LLC (Cleco Power) announced that it had chosen the acquisition of 50% of the Acadia Power Station, or one of its two 580-MW units, as the lowest bid in its 2007 long-term Request for Proposal (RFP).  Cleco Power will own and operate one unit and operate the other 580-MW unit on behalf of Acadia or a future owner.
Cleco Power and the parties executed the definitive agreements in 2009, and received Louisiana Public Service Commission (LPSC) and Federal Energy Regulatory Commission (FERC) approvals for the transaction in January 2010 and February 2010, respectively.  Beginning in January 2010, Acadia operated the plant and served Cleco Power under a

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

tolling agreement covering 50% of the Acadia Power Station.  The tolling agreement was approved by the LPSC in October 2009 and by FERC in December 2009.  The tolling agreement was terminated when the transaction closed in February 2010.  For more information regarding the Cleco Power transaction, see Note 12 — “Subsequent Events.”
In October 2009, Acadia and Entergy Louisiana LLC (Entergy Louisiana) announced that definitive agreements had been executed whereby Entergy Louisiana would acquire 50% of the Acadia Power Station, or one of its two 580-MW units.  The transaction is anticipated to be completed in late 2010 or early 2011.  The agreements provide that, beginning in May 2010, Acadia will serve Entergy Louisiana under a tolling agreement covering 50% of the Acadia Power Station until the transaction is completed.  Both the asset transaction and interim tolling agreement require regulatory approval.  Cleco Power will operate both units at Acadia Power Station after the Entergy Louisiana transaction is completed.
In connection with these transactions and in exchange for reasonable consideration, APH has agreed to indemnify, upon the closing of these transactions, Cajun and its affiliates against 100% of Acadia’s liabilities and other obligations related to both the Cleco Power and Entergy Louisiana transactions.
As a result of these transactions, certain assets met the criteria of assets held for sale and Acadia therefore meets the definition of discontinued operations.  For more information regarding assets held for sale, see Note 4 — “Summary of Significant Accounting Policies — Assets Held for Sale.”

Note 4 — Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Acadia and its wholly owned subsidiary, Acadia Partners Pipeline LLC (the Pipeline).  All intercompany balances have been eliminated upon consolidation.

Comparability of Financial Statements
In the income statements for the years ended December 31, 2008 and 2007, depreciation expense was based on the depreciable assets classified as held for use during the entire year.  In the income statement for the year ended December 31, 2009, depreciation expense was based on the depreciable assets classified as held for use for only part of 2009.  Depreciation expense ceased to be recognized when the assets met the criteria as held for sale.  Depreciation ceased in July and October 2009 for units one and two, respectively.
Cash and cash equivalents, accounts receivable, and prepayments are not considered assets held for sale.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities at the date of these financial statements.  Actual results could differ from these estimates.  The most significant estimates with regard to these financial statements relate to the useful lives and carrying value of the Facility, related depreciation, and impairment of property, plant and equipment.

Statements of Cash Flows
The statements of cash flows are prepared using the “indirect method.”  This method requires that net income be adjusted to remove the effects of all deferrals and accruals of operating cash receipts and payments and the effects of all investing and financing cash flow items.

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
Acadia had $5.9 million in short-term investments in an institutional money market fund at December 31, 2009.  If the counterparty failed to perform under the terms of the investment, Acadia would be exposed to a loss of the invested amounts.  In order to mitigate this potential credit risk, Acadia has adopted investment guidelines for investments in money market funds, which specify the size, years in existence, portfolio makeup and rating agency category.
Acadia is required to classify assets and liabilities measured at their fair value according to three different levels depending on the inputs used in determining fair value.

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

At December 31, 2009, Acadia’s short-term investment was a Level 2 investment with a fair value of $5.9 million.
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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

agreement, see Note 9 — “Significant Contractual Obligations — Energy Management Services Agreement.”

Cash and Cash Equivalents
Acadia considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The carrying amount of these instruments approximates fair value due to their short-term maturity.

Accounts Receivable and Accounts Payable
Accounts receivable and payable represent amounts due from customers and owed to vendors, respectively, and are recorded at the invoiced amount.  Outstanding accounts receivable are reviewed by management and an allowance for doubtful accounts is established, if necessary.  Acadia had no allowance for doubtful accounts at December 31, 2009, compared to its December 31, 2008 balance of $0.5 million.  The $0.5 million allowance at December 31, 2008, was related to over-billings from Calpine to Acadia.  In 2009, the associated accounts receivable were written off against the allowance for doubtful accounts.

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

Prepayments
Prepayments include prepaid expenses for insurance, prepaid Long Term Program (LTP) payments, and prepaid maintenance expenses related to the outage on unit two.  Prepaid expense for insurance was $0.4 million at December 31, 2009, and 2008.  Prepaid LTP payments were $0.6 million and $1.1 million at December 31, 2009, and 2008, respectively.  Other prepaid maintenance expenses were $1.5 million and zero at December 31, 2009, and 2008, respectively.  For additional information on the LTP, see Note 10 — “Commitments and Contingencies — Long Term Program.”

Assets Held for Sale
A group of assets that meet the following criteria are considered held for sale:

▪	A plan to sell has been approved by a level of management with authority;
▪	The asset is substantially available for immediate sale;
▪	An active program to find a buyer has been initiated;
▪	Except for events beyond an entity’s control (such as obtaining regulatory approvals), the sale of the asset within one year is probable;
▪	The sale price is reasonable compared to its current fair market value; and
▪	It is unlikely there will be significant changes to the plan or the plan will be withdrawn.

While an asset is held for sale, depreciation expense ceases to be recognized.  At December 31, 2009, Acadia’s materials and supplies and long-lived assets at a carrying cost of $2.2 million and $403.6 million, respectively, met the criteria as held for sale.  Concurrent with the classification as held for sale, Acadia performed an impairment test by comparing the fair market value less cost to sell to the carrying value of the assets.  Since the fair market value less cost to sell was greater than the carrying value of the assets, no impairment was recognized.

Property, Plant and Equipment, Net
Property, plant and equipment, net is stated at cost less accumulated depreciation.  Asset additions, when ready for their intended use, are transferred from construction work in progress to property, plant and equipment.  Upon retirement or disposition, the difference between the net book value of the property and any proceeds received from the property is recorded as a gain or loss on asset disposition on the income statement.  Any costs incurred to remove the asset are charged to expense.
The cost of repairs and minor replacements is charged to expense as incurred.  The costs of substantial improvements are capitalized.  Removal costs are expensed as incurred.
Property, plant and equipment, net of estimated salvage value of 10% is depreciated using the straight-line method over the estimated useful lives of the assets, generally 35 years for Acadia’s power plant assets, including interconnect pipelines.  For all power plant assets with useful lives of 10 years or less, no salvage value is estimated.  Annual depreciation provisions expressed as a percentage of total depreciable property for Acadia were 1.97% for 2009, 2.99% for 2008, and 3.11% for 2007.
In July 2009, unit one and half of the common facilities met the criteria as held for sale.  In October 2009, the remaining unit two and common facilities met the criteria as held for sale.  Depreciation expense ceased to be recognized on the respective plant in those months.  Assets held for sale are reported at the lower of their fair value or net book value.  An impairment test determined that the net book value of property, plant and equipment was lower than the fair market value; therefore, the amounts are reported on the depreciated cost basis.  At December 31, 2009 and 2008, the components of property, plant and equipment, net consisted of the following:

		AT DECEMBER 31,
	2009	2008
Buildings, machinery and equipment	$490,701,548	$495,260,548
Land	2,777,618	2,777,618
Construction work in progress	1,177,457	266,927
Less: Accumulated Depreciation	(91,034,177)	(92,739,692)
Property, plant and equipment, net	$403,622,446	$405,565,401

The decreases in buildings, machinery and equipment, and accumulated depreciation were due to retirements related to a planned outage.  For additional information on the outage, see Note 10 — “Commitments and Contingencies — Planned

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

and Unscheduled Outages.”  For the years ended December 31, 2009, 2008, and 2007, depreciation expense was $9.7 million, $14.8 million, and $15.4 million, respectively.
In accordance with the authoritative guidance on assets, Acadia evaluates the impairment of long-lived assets based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  In accordance with these guidelines, such cash flows do not include interest or tax expense cash outflows.  In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

Major Maintenance
During 2009 and 2008, as major maintenance occurred and as parts were replaced on the plant’s steam and combustion turbines, the maintenance costs were either expensed or transferred to property, plant and equipment and depreciated over the parts’ estimated useful lives, which is generally three to six years, depending on the nature of maintenance activity performed under the LTP in place at that time.
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

Revenue Recognition
In April 2006, Acadia entered into an agreement with Tenaska Power Services Company (Tenaska) to market electricity from Acadia.  Acadia recognizes revenue for sales under the agreements as deliveries are made.  For information on the marketing agreement, see Note 9 — “Significant Contractual Obligations — Energy Management Services Agreement.”
Acadia had a short-term power purchase agreement with Cleco Power for the months of March 2009 through September 2009.  This agreement was approved by both FERC and the LPSC.  Acadia recognized revenue for these sales as deliveries were made.  For more information on the short-term power purchase agreement, see Note 8 — “Related Party Transactions — Power Purchase Agreement with Cleco Power.”

Other (Expense) Income
Other (expense) income is primarily removal costs related to property, plant and equipment, partially offset by interest income.  For the years ended December 31, 2009 and 2008, removal costs were $10.8 million and $0.2 million, respectively.  There were no removal costs in 2007.

Income Taxes
Acadia is a limited liability company and, for tax purposes, has elected to be treated as a partnership.  The financial results of Acadia are included in tax returns of the individual members.  Accordingly, no recognition has been given to income taxes in these consolidated financial statements.

Note 5 — Future Operations

The accompanying consolidated financial statements have been prepared assuming that Acadia will continue as a going concern.
At December 31, 2009, certain Acadia assets were considered assets held for sale due to the pending transactions between Acadia and Cleco Power and Entergy Louisiana.  The Cleco Power transaction was completed in February 2010.  If the Entergy Louisiana transaction is also completed, Acadia will no longer own any materials and supply inventory, property, plant and equipment, or land.  Ongoing operations will be minimal, related only to the previously established receivables and payables and servicing of indemnities.  Acadia will therefore meet the definition of discontinued operations.  For additional information regarding the Cleco Power and Entergy Louisiana transactions, see Note 3 — “Acadia Transactions” and Note 12 — “Subsequent Events.”
If the Entergy Louisiana transaction does not occur, Acadia plans to continue to have a third party market electricity on its behalf.  However, marketing opportunities for Acadia are significantly impacted by the price of gas, the current over supply of gas-fired generation in the region, and transmission availability which can in turn limit the number of possible customers for Acadia’s output.  Due to these factors, management can not predict whether it or the third party marketer will be successful in its marketing efforts.  Management plans to continue to identify potential customers and continue bilateral discussions with counterparties for long-term sales and similar agreements to further hedge Acadia’s exposure to market risk.  However, due to these uncertainties and without the addition of non-operating cash flow such as external financing and/or additional equity from Acadia’s members, neither of which are assured or readily available, there is substantial doubt about  Acadia’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

Note 6 — Business Risks

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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

(3) state, federal and other rate regulations in the areas in which Acadia does business; (4) changes in or application of environmental and other laws and regulations to which Acadia is subject; (5) changes in market conditions, including developments in energy and commodity supply, volume and pricing; (6) weather and other natural phenomena; (7) the direct or indirect effects on the business resulting from the financial difficulties of competitors of Acadia, including but not limited to, their effects on liquidity in the trading and power industry and the views of the capital markets regarding the energy or trading industry; and (8) LPSC and FERC approvals of the plans to dispose of Acadia’s assets as planned.

Note 7 — Recent Authoritative Guidance

Acadia adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
In December 2007, the Financial Accounting Standards Board (FASB) issued authoritative guidance on consolidations, which gives guidelines on the presentation and disclosure of noncontrolling interests (currently known as minority interests) of consolidated subsidiaries.  This statement requires the noncontrolling interest to be included in the equity section of the balance sheet, requires disclosure on the face of the consolidated income statement of the amounts of consolidated net income attributable to the consolidated parent and the noncontrolling interest, and expands disclosures.  The provisions of this statement are to be applied prospectively to fiscal years beginning on or after December 15, 2008.  Early adoption of this statement is prohibited.  The adoption of this statement will only impact the financial condition and results of operations of Acadia if it is involved in transactions within the scope of this statement after its effective date.
In April 2009, FASB amended the authoritative guidance on business combinations to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This amendment applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of the contingencies accounting standard if the contingency is not acquired or assumed in a business combination, except for assets and liabilities arising from contingencies that are subject to specific guidance in the business combinations accounting standard.  An acquirer is required to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies depending on their nature.  An acquirer is required to disclose information that enables users of its financial statements to evaluate the nature and financial effects of a business combination that occurs either during the current reporting period or after the reporting period but before the financial statements are issued.  This amendment was effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this amendment had no impact on the financial condition or results of operations of Acadia.
In June 2009, FASB amended the authoritative guidance on accounting for events occurring subsequent to the balance sheet date, but before the issuance of financial statements.  Certain subsequent events would require an entity to make adjustments to the financial statements and disclosure, whereas other events would only require disclosure.  Additionally, all entities are required to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  This amendment is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009.  Implementation of this amendment did not have an impact on the financial condition or results of operations of Acadia.
In June 2009, FASB amended the authoritative guidance which identified the sources of accounting principles and the framework for selecting them.  The Accounting Codification has become the source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities.  This amendment was effective for financial statements issued for interim and annual periods after September 15, 2009.
In September 2009, FASB issued various technical corrections to the Accounting Codification that did not have a material effect on the financial condition or results of operations of Acadia.
In September 2009, FASB amended the authoritative guidance regarding revenue recognition of arrangements with multiple deliverables.  If an arrangement contains multiple deliverables, the selling entity must first determine the best estimate of the selling price of each deliverable.  Then the selling entity must allocate the selling price of the entire arrangement based upon the relative best estimate of the selling price of each deliverable.  This amendment also contains additional disclosures such as the nature of the arrangement, significant deliverables and general timing.  This amendment is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Management is currently evaluating the impact this amendment will have on the financial condition or results of operations of Acadia.
In September 2009, FASB amended fair value measurements by providing additional guidance related to measuring the fair value of certain alternative investments, such as interests in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and fund-of-funds.  If certain conditions are met, this amendment allows reporting entities to use net asset value per share to estimate the fair value of these investments as a practical expedient.  The amendment also requires disclosures by major category of investment about the attributes of the investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees.  This amendment is effective for interim and annual periods ending after December 15, 2009, with early application permitted.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Implementation of this amendment did not have an impact on the financial condition or results of operations of Acadia.

Note 8 — Related Party Transactions

Project Management Agreement/Operations and Maintenance Agreement
Acadia contracted with CCLP to provide project management services, which included the operation of the Facility and administrative and billing services, and operation and maintenance of the generating assets, under two separate agreements.  The project management agreement (PMA) was dated February 29, 2000, and the operating and maintenance (O&M) agreement was dated July 27, 2001. Both were set to terminate on February 29, 2050, unless terminated by CCLP with 90 days notice.  Acadia reimbursed CCLP for costs and expenses of $7.3 million in Plant operations and maintenance expense for the year ended December 31, 2007.
Beginning September 14, 2007, upon the closing of the CAH asset sale and with approval of the Calpine Debtors Bankruptcy Court, the project management function and the operation and maintenance functions were transferred to APH, who subsequently contracted with Cleco Generation Services LLC (Generation Services) and Cleco Support Group LLC (Support Group) to provide project management and O&M services.  Generation Services is a subsidiary of Midstream and Support Group is a subsidiary of Cleco Corporation.  The responsibilities and duties to be performed by Generation Services and Support Group under the PMA and the O&M agreements are the same as the responsibilities of CCLP under the original PMA and O&M agreements.  For the years ended December 31, 2009, and 2008, Acadia recorded expenses to Generation Services of $4.5 million and $3.5 million, respectively, for O&M services.  For the year ended December 31, 2009, and 2008, Acadia recorded expenses to Support Group of $1.1 million and $1.0 million, respectively, for project management services.  At December 31, 2009, Acadia had affiliate payable balances of $0.4 million and $0.1 million to Generation Services and Support Group, respectively.

Electric Service Agreement
Acadia has an agreement for electric service with Cleco Power, a subsidiary of Cleco Corporation, dated December 15, 2001.  The agreement covers electrical purchases of the Facility pursuant to Cleco Power’s LPSC Rate Schedule GS and its Rider Schedule for Long-Term Economic Development Services, subject to approval by the LPSC.  Based on this agreement, Acadia recognized expenses of $1.9 million, $2.2 million and $2.1 million in Plant operations and maintenance expense for electricity received for the years ended December 31 2009, 2008, and 2007, respectively.

Interconnection and Operating Agreement
Acadia has an Interconnection and Operating Agreement with Cleco Power, dated February 25, 2000, pursuant to which Acadia’s Facility is interconnected to Cleco Power’s adjacent transmission facilities.  Acadia is obligated to construct, own, operate and maintain all the interconnection facilities and equipment on its side of the point of interconnections, and Cleco Power is obligated to construct, own, operate, and maintain the interconnection facilities and equipment on its side of the point of interconnection.  Based on this agreement, Acadia paid Cleco Power for the operation and maintenance of Acadia’s interconnection facilities and recognized expenses of less than $0.1 million in Plant operations and maintenance expense for each of the years ended December 31, 2009, 2008, and 2007.

Power Purchase Agreement with Cleco Power
Acadia had a short-term power purchase agreement with Cleco Power to provide 235-MW peaking product to Cleco Power.  The product was for supply that started March 1, 2009, and ended October 1, 2009.  Approvals from the LPSC and FERC were obtained for the agreement.  The total affiliate revenue recognized for the Cleco Power power purchase agreement for the year ended December 31, 2009, was $16.8 million.

Other
Cleco Corporation routinely makes purchases on behalf of Acadia or makes payments for Acadia as financial obligations of Acadia arise.  Amounts are reimbursed to Cleco Corporation by Acadia throughout the year.  These purchases and/or payments amounted to $0.2 million, $1.3 million, and $0.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.  At December 31, 2009, and 2008, the balance owed to Cleco Corporation for these transactions was less than $0.1 million.

Note 9 — Significant Contractual Obligations

Energy Management Services Agreement
In April 2006, Acadia entered into an agreement with Tenaska to market electricity from Acadia.  The agreement can be terminated upon Acadia’s seven-day notice to Tenaska.  For the years ended December 31, 2009, 2008, and 2007, Acadia recognized $33.7 million, $74.0 million, and $63.5 million, respectively, in revenues related to this agreement.  Acadia recognized $35.6 million, $63.3 million, and $53.3 million in operating expense related to this agreement for the years ended December 31, 2009, 2008, and 2007, respectively.

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

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

imputed interest based on the rate of approximately 12.1%.  Imputed interest for the years ended December 31, 2007 and 2006, of $4.1 million and $6.0 million, respectively, was recorded as an adjustment to the Member capital balances of APH and CAH.  Due to the 2007 payment of the priority distributions, there was no imputed interest for the years ended December 31, 2008, and 2009.
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
In September 2007, subsequent to the approval of the Calpine Debtors Bankruptcy Court and the sale of the CAH Assets to Cajun, APH received payment from Cajun in the amount of $60.0 million for the agreed upon value of the priority distributions.  The $60.0 million distributions, reduced by interest on the distribution previously recorded, is reflected in the Consolidated Statements of Changes in Members’ Capital for the year 2007.

Pipeline Operating Agreement
Millennium Midstream Energy, LLC assumed responsibility for pipeline operations and maintenance in 2005 under the Pipeline Operations Agreement.  The agreement covers all operations, repair, improvements, alterations, inspections, testing, protection, and other operations and activities that are necessary to maintain pipeline assets in accordance with federal safety and maintenance standards and the regulations of the Louisiana Office of Conservation, and to accomplish the business objectives of Acadia.  Acadia recognized expense of $0.1 million in Plant operations and maintenance expense for the year ended December 31, 2007 for these services.  Acadia terminated this agreement in the first quarter of 2007, and responsibilities were assumed by Cleco Corporation.
In January 2008, Acadia executed a new pipeline operation and maintenance agreement with GT Operating Company LLC.  Acadia recognized expenses of $0.1 million in Plant operations and maintenance expense for each of the years ended December 31, 2009 and 2008, respectively.  Management anticipates no significant change to the level of payments for pipeline operations and maintenance in the future.

Note 10 — Commitments and Contingencies

Long-Term Program
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

Planned and Unscheduled Outages
In 2007, based on updated 2006 outage information relating to the combustion gas turbine unit CT-25, an additional $0.4 million of net book value for turbine parts was charged to expense.  Also in May and June of 2007, combustion gas turbine unit CT-11 had a planned one-month outage to perform work on the hot gas path (HGP).  Turbine parts with a net book value of $3.1 million were charged to expense.
Siemens Energy replaced the Generator Rotor Pole Cross-Over on CT-24 and CT-25 generators during a planned outage in February 2008.  This resulted in removal expense of $0.2 million and asset retirements of less than $0.1 million.
In the first and second quarters of 2009, Siemens Energy completed several projects at Acadia during an extended planned outage.  The Generator Rotor Pole Cross-Over on CT-11 and CT-12 generators were replaced resulting in removal expense of $0.2 million and asset retirements of less than $0.1 million.  Several High Pressure (HP), Intermediate Pressure (IP), and Low Pressure (LP) stationary and/or rotating blades and seals on Steam Turbine 13 and some of the HP blades on Steam Turbine 26 were replaced.  This resulted in removal costs of $1.4 million and asset retirements of $2.0 million.  Siemens Energy also performed Stator Coil Rewinds on CT-11 and CT-12.  Generator parts with a net book value of $1.6 million and removal costs of $1.3 million were charged to expense.
In the fall of 2009, Siemens Energy began replacing several rows of HP, IP, and LP stationary and/or rotating blades on Steam Turbine 26.  As of December 31, 2009, removal costs were $0.6 million and retirements totaled $1.0 million.  Steam Turbine 26 blade replacements are expected to be completed in the first quarter of 2010.  National Electric Coil began Stator Coil Rewinds on CT-24 and CT-25 in the fall of 2009.  Stator Coil removal costs were $1.0 million and asset retirements were $1.7 million.  The Stator Coil Rewinds on CT-24 and CT-25 are expected to be completed in the first quarter of 2010.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

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

Note 11 — Environmental Matters

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
However, on May 1, 2009, the Acadia Power Station became subject to certain daily maximum and monthly average discharge limitations for total sulfate under the terms of LPDES Water Discharge Permit No. LA0112836, issued by the LDEQ in April 2006.  The facility was unable to achieve compliance with these discharge limitations and received a compliance order from the LDEQ on July 31, 2009, to address the total sulfate violations.  In that compliance order, the LDEQ also noted violations of various daily maximum temperatures and whole effluent toxicity limits.  The LDEQ also found that Acadia had previously corrected and resubmitted discharge monitoring reports for four months in 2007, which the LDEQ contends are not timely submittals.  The LDEQ included these violations as well as the total sulfate violations in the compliance order.  Acadia believes that the total sulfate limits in the LPDES permit were calculated in error and were erroneously low and as such applied for a permit modification to increase the total sulfate limitations in the permit.  Acadia has now received a modified water discharge permit from the LDEQ which contains increased total sulfate limitations that can be met by the facility.  Acadia is operating in compliance with and under the terms of the modified LPDES permit and has requested that the LDEQ close the compliance order.  However, the LDEQ does have the ability to seek enforcement action on the violations of the water discharge permit limits experienced prior to the receipt of the water discharge permit modification.  For each of the violations described above, the LDEQ has the right to seek civil penalties.  At this time, Acadia is unable to determine whether the LDEQ will pursue any civil penalties as part of this enforcement action or what the penalty amounts will be.

Note 12 — Subsequent Events

As of February 25, 2010, management has evaluated the potential recognition or disclosure of events or transactions that occurred in the period after the balance sheet date of December 31, 2009.  The date December 31, 2009, represents the date that Acadia issued the financial statements for the year ended December 31, 2009.
On February 23, 2010, the acquisition by Cleco Power of one of Acadia’s two 580-MW units, the related materials and supplies, and half of common facilities was completed.  The significant terms of the transaction are:

▪	Cleco Power acquired one of Acadia’s two 580-MW units, the related materials and supplies, and half of the common facilities for $304.0 million;
▪	Acadia will recognize a gain of approximately $87 million;
▪	APH received $6.7 million from an affiliate of Cajun for indemnification of Cajun and its affiliates against 100% of APH’s liabilities and other obligations related to the Cleco Power transaction; and
▪	Cleco Power will own and operate the unit at Acadia and operate the remaining unit on behalf of Acadia or a future owner.

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Michael H. Madison
(Michael H. Madison)
(President, Chief Executive Officer and Director)

Date:  February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael H. Madison	President, Chief Executive Officer and Director	February 25, 2010
(Michael H. Madison)	(Principal Executive Officer)
/s/ Darren J. Olagues	Senior Vice President & CFO	February 25, 2010
(Darren J. Olagues)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President – Investor Relations & CAO	February 25, 2010
(R. Russell Davis)	(Principal Accounting Officer)

DIRECTORS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
J. PATRICK GARRETT
ELTON R. KING
LOGAN W. KRUGER
WILLIAM L. MARKS
ROBERT T. RATCLIFF, SR.
PETER M. SCOTT III
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ Michael H. Madison	February 25, 2010
(Michael H. Madison, as Attorney-in-Fact)

CLECO CORPORATION
CLECO POWER	2009 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Michael H. Madison
(Michael H. Madison)
(Chief Executive Officer and Manager)

Date:  February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael H. Madison	Chief Executive Officer and Manager	February 25, 2010
(Michael H. Madison)	(Principal Executive Officer)
/s/ Darren J. Olagues	Senior Vice President & CFO	February 25, 2010
(Darren J. Olagues)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President – Investor Relations & CAO	February 25, 2010
(R. Russell Davis)	(Principal Accounting Officer)

MANAGERS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
J. PATRICK GARRETT
ELTON R. KING
LOGAN W. KRUGER
WILLIAM L. MARKS
ROBERT T. RATCLIFF, SR.
PETER M. SCOTT III
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ Michael H. Madison	February 25, 2010
(Michael H. Madison, as Attorney-in-Fact)