Form 10-Q
period 2010-03-31
CLECO POWER LLC; CLECO CORP
filed 2010-05-05
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
__________________

FORM 10-Q

    ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Large accelerated filer ☐           Accelerated filer ☐                  Non-accelerated filer ☒  (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒
Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at April 30, 2010

Cleco Corporation	Common Stock, $1.00 Par Value	60,686,394

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

GLOSSARY OF TERMS

References in this filing, including all items in Parts I and II, to “Cleco” mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to “Cleco Power” mean Cleco Power LLC and its subsidiaries, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing, including all items in Parts I and II are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
Acadia
Acadia Power Partners, LLC and its combined-cycle, natural gas-fired power plant near Eunice, Louisiana, which is 100% owned by Cajun and consists of one 580-MW unit.  Prior to February 23, 2010, Acadia was 50% owned by APH and 50% by Cajun and consisted of two 580-MW units.

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

APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation.
Cajun	Cajun Gas Energy L.L.C., 50% owned by APH and 50% owned by third parties. Prior to February 23, 2010, Cajun was 100% owned by third parties.
CES	Calpine Energy Services, L.P.
CLE Intrastate	CLE Intrastate Pipeline Company LLC, a wholly owned subsidiary of Midstream
Cleco Innovations LLC	A wholly owned subsidiary of Cleco Corporation
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC
DOE	United States Department of Energy
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C., formerly Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline 2010 Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and JPMVEC, which was entered into in February 2010.
Evangeline Restructuring Agreement	Purchase, Sale and Restructuring Agreement entered into on February 22, 2010, by Evangeline and JPMVEC.
Evangeline Tolling Agreement
Capacity Sale and Tolling Agreement between Evangeline and BE Louisiana LLC (as successor to Williams Power Company, Inc.) which was set to expire in 2020 and was terminated in February 2010.  In September 2008, BE Louisiana LLC was merged into JPMVEC.

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection Agreement and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
JPMVEC	J.P. Morgan Ventures Energy Corporation. In September 2008, BE Louisiana LLC was merged into JPMVEC.
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
NERC	North American Electric Reliability Corporation
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation.
PPACA	Patient Protection and Affordable Care Act (HR 3590)
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 3	A 600-MW solid-fuel generating unit at Cleco Power’s Rodemacher plant site in Boyce, Louisiana that commenced commercial operations on February 12, 2010.
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
SPP	Southwest Power Pool
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
Teche	Teche Electric Cooperative, Inc.
VaR	Value-at-risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results.  All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements, including, without limitation, statements regarding Rodemacher Unit 3; JPMVEC’s performance under the Evangeline 2010 Tolling Agreement; future capital expenditures; projections, including with respect to base revenue; business strategies; goals, beliefs, plans and objectives; market developments; development and operation of facilities; future environmental regulations and remediation liabilities; and the anticipated outcome of various regulatory and legal proceedings.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

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

▪	Cleco Corporation’s holding company structure and its dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations and pay dividends on its common stock;

▪	Cleco Power’s ability to operate and maintain, within its projected costs, any self-build projects identified in future IRP and RFP processes and its participation in any government grants;

▪	Dependence of Cleco Power for energy from sources other than its facilities and the uncertainty of future sources of such additional energy;

▪	Nonperformance by and creditworthiness of counterparties under tolling, power purchase, and energy service agreements, or the restructuring of those agreements, including possible termination;

▪
Regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, recovery of storm restoration costs, the frequency and timing of rate increases or decreases, the results of periodic NERC audits and fuel audits, the formation of ICTs, and the compliance with the ERO reliability standards for bulk power systems by Cleco Power, Acadia, and Evangeline;

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

▪	The availability and use of alternative sources of energy and technologies;

▪	Impact of the imposition of energy efficiency requirements or of increased conservation efforts of customers;

▪	Reliability of Rodemacher Unit 3 during its first year of commercial operations;

▪	Acts of terrorism;

▪	Availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates or market perceptions of the electric utility industry and energy-related industries;

▪	Uncertain tax positions;

▪	Employee work force factors, including work stoppages and changes in key executives;

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

▪	Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters;

▪	Changes in federal, state, or local laws, and changes in tax laws or rates, regulating policies or environmental laws and regulations;

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

▪	Ability of Cleco Power to recover, from its retail customers, the costs of compliance with environmental laws and regulations; and

▪	Ability of the Dolet Hills lignite reserve to provide sufficient fuel to the Dolet Hills Power Station until at least 2026.

For additional discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read “Risk Factors” in this report and the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  All subsequent written and oral forward-looking statements attributable to the Registrants or persons acting on their behalf are expressly qualified in their entirety by the factors identified above.
The Registrants undertake no obligation to update any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Corporation
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Corporation’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2010	2009
Operating revenue
Electric operations	$252,798	$202,865
Tolling operations	7,464	-
Other operations	10,876	7,109
Affiliate revenue	1,149	2,962
Total operating revenue	272,287	212,936
Operating expenses
Fuel used for electric generation	94,582	88,303
Power purchased for utility customers	48,219	45,718
Other operations	26,654	24,951
Maintenance	13,837	10,559
Depreciation	24,253	19,134
Taxes other than income taxes	8,802	7,033
Loss on sales of assets	39	-
Total operating expenses	216,386	195,698
Operating income	55,901	17,238
Interest income	162	411
Allowance for other funds used during construction	9,805	16,991
Equity income (loss) from investees	37,847	(11,751)
Gain on toll settlement	148,402	-
Other income	1,079	1,285
Other expense	(925)	(1,095)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount, net of capitalized interest	26,007	21,316
Allowance for borrowed funds used during construction	(3,572)	(6,213)
Total interest charges	22,435	15,103
Income before income taxes	229,836	7,976
Federal and state income tax expense	79,866	1,326
Net income	149,970	6,650
Preferred dividends requirements, net of tax	12	12
Net income applicable to common stock	$149,958	$6,638
Average shares of common stock outstanding
Basic	60,326,020	60,097,929
Diluted	60,581,060	60,366,170
Basic earnings per share
Net income applicable to common stock	$2.49	$0.11
Diluted earnings per share
Net income applicable to common stock	$2.48	$0.11
Cash dividends declared per share of common stock	$0.225	$0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2010	2009
Net income	$149,970	$6,650
Other comprehensive (loss) income, net of tax:
Amortization of post-retirement benefit net (loss) income (net of tax benefit of $6 in 2010 and $14 in 2009)	(10)	1
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $108 in 2010)	(173)	-
Reclassification of interest expense on interest rate swap (net of tax expense of $78 in 2010)	124	-
Reclassification of interest expense on treasury rate lock (net of tax benefit of $16 in 2010)	(25)	-
Other comprehensive (loss) income	(84)	1
Comprehensive income, net of tax	$149,886	$6,651
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MARCH 31, 2010	AT DECEMBER 31, 2009
Assets
Current assets
Cash and cash equivalents	$92,222	$145,193
Restricted cash	22,462	29,941
Customer accounts receivable (less allowance for doubtful accounts of $754 in 2010 and $1,173 in 2009)	42,112	29,550
Accounts receivable – affiliate	580	12,129
Other accounts receivable	37,122	28,878
Taxes receivable	-	15,449
Unbilled revenue	32,942	21,975
Fuel inventory, at average cost	71,460	80,038
Material and supplies inventory, at average cost	45,181	41,410
Risk management assets, net	2,463	2,854
Accumulated deferred federal and state income taxes, net	5,746	6,799
Accumulated deferred fuel	27,543	35,059
Cash surrender value of company-/trust-owned life insurance policies	31,488	30,269
Prepayments	2,897	3,571
Regulatory assets - other	13,312	9,914
Other current assets	2,038	896
Total current assets	429,568	493,925
Property, plant and equipment
Property, plant and equipment	3,744,514	2,144,491
Accumulated depreciation	(1,111,782)	(999,204)
Net property, plant and equipment	2,632,732	1,145,287
Construction work in progress	109,319	1,101,743
Total property, plant and equipment, net	2,742,051	2,247,030
Equity investment in investees	83,030	251,617
Prepayments	4,910	5,096
Restricted cash, less current portion	25,720	26,510
Regulatory assets and liabilities – deferred taxes, net	203,869	191,844
Regulatory assets – other	263,295	273,880
Net investment in direct financing lease	13,956	-
Intangible asset	154,219	157,098
Other deferred charges	17,611	47,847
Total assets	$3,938,229	$3,694,847
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT MARCH 31, 2010	AT DECEMBER 31, 2009
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Short-term debt	$150,000	$-
Long-term debt due within one year	11,869	11,478
Accounts payable	61,183	111,358
Retainage	754	813
Accounts payable – affiliate	-	2,370
Customer deposits	35,446	34,195
Taxes payable	39,037	-
Interest accrued	20,670	11,880
Risk management liability, net	15,663	13,767
Regulatory liabilities - other	84,393	33,592
Deferred compensation	7,521	7,091
Other current liabilities	13,279	15,260
Total current liabilities	439,815	241,804
Deferred credits
Accumulated deferred federal and state income taxes, net	492,337	460,894
Accumulated deferred investment tax credits	9,632	9,954
Postretirement benefit obligations	143,533	146,270
Regulatory liabilities - other	77,621	149,638
Restricted storm reserve	25,648	25,434
Uncertain tax positions	111,888	115,643
Other deferred credits	129,883	108,839
Total deferred credits	990,542	1,016,672
Long-term debt, net	1,253,695	1,320,299
Total liabilities	2,684,052	2,578,775
Commitments and Contingencies (Note 10)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 10,288 shares at March 31, 2010 and December 31, 2009	1,029	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,429,016 and 60,277,462 shares and outstanding 60,412,170 and 60,259,368 shares at March 31, 2010 and December 31, 2009, respectively	60,429	60,277
Premium on common stock	400,893	399,148
Retained earnings	803,487	667,220
Treasury stock, at cost, 16,846 and 18,094 shares at March 31, 2010 and December 31, 2009, respectively	(286)	(311)
Accumulated other comprehensive loss	(11,375)	(11,291)
Total common shareholders’ equity	1,253,148	1,115,043
Total shareholders’ equity	1,254,177	1,116,072
Total liabilities and shareholders’ equity	$3,938,229	$3,694,847
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2010	2009
Operating activities
Net income	$149,970	$6,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,622	31,683
Gain on forgiveness of debt	(129,870)	-
Provision for doubtful accounts	(335)	726
(Gain) loss from equity investments	(37,847)	11,751
Unearned compensation expense	930	1,655
Allowance for other funds used during construction	(9,805)	(16,991)
Amortization of investment tax credits	(321)	(333)
Net deferred income taxes	16,361	(10,480)
Deferred fuel costs	19,864	24,151
Loss on economic hedges	360	1,144
Cash surrender value of company-/trust-owned life insurance	(866)	484
Changes in assets and liabilities:
Accounts receivable	(17,889)	14,113
Accounts and notes receivable, affiliate	9,109	2,316
Unbilled revenue	(10,967)	4,859
Fuel, materials and supplies inventory	6,895	(3,823)
Prepayments	1,552	1,687
Accounts payable	(58,264)	(50,319)
Accounts and notes payable, affiliate	(8,370)	(5,965)
Customer deposits	2,888	1,833
Long-term receivable	27,976	-
Post retirement benefit obligations	(2,737)	(1,909)
Regulatory assets and liabilities, net	(14,374)	14,451
Other deferred accounts	12,898	(8,313)
Retainage payable	(59)	(12,725)
Taxes accrued	53,835	(5,974)
Interest accrued	9,431	685
Risk management assets and liabilities, net	(1,814)	(20,992)
Other operating	(2,343)	(2,906)
Net cash provided by (used in) operating activities	53,830	(22,542)
Investing activities
Additions to property, plant and equipment	(176,599)	(66,468)
Allowance for other funds used during construction	9,805	16,991
Cash from reconsolidation of VIEs	812	-
Equity investment in investees	(14,775)	(10,794)
Premiums paid on company-/trust-owned life insurance	(354)	(405)
Transfer of cash from restricted accounts	38,401	27,989
Other investing	63	130
Net cash used in investing activities	(142,647)	(32,557)

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)(Continued)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2010	2009
Financing activities
Change in short-term debt, net	$150,000	$-
Retirement of long-term obligations	(101,075)	(8,226)
Repayment of capital leases	(390)	(275)
Issuance of long-term debt	-	65,000
Deferred financing costs	(67)	-
Dividends paid on preferred stock	(12)	(12)
Dividends paid on common stock	(13,595)	(13,538)
Other financing	985	623
Net cash provided by financing activities	35,846	43,572
Net decrease in cash and cash equivalents	(52,971)	(11,527)
Cash and cash equivalents at beginning of period	145,193	97,483
Cash and cash equivalents at end of period	$92,222	$85,956
Supplementary cash flow information
Interest paid (net of amount capitalized)	$12,394	$16,295
Income taxes paid	$1	$7,018
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment	$5,194	$12,082
Issuance of treasury stock – LTICP	$25	$30
Issuance of common stock – LTICP/ESPP	$73	$71
Incurrence of capital lease obligation – barges	$-	$22,050
Non-cash additions to property, plant and equipment	$152,067	$-
Non-cash return of investment	$152,067	$-
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Power
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2010	2009
Operating revenue
Electric operations	$252,798	$202,865
Other operations	10,386	7,086
Affiliate revenue	343	348
Total operating revenue	263,527	210,299
Operating expenses
Fuel used for electric generation	94,582	88,303
Power purchased for utility customers	48,219	45,718
Other operations	24,408	23,420
Maintenance	11,722	9,428
Depreciation	22,647	18,845
Taxes other than income taxes	8,040	7,709
Loss on sales of assets	40	-
Total operating expenses	209,658	193,423
Operating income	53,869	16,876
Interest income	158	403
Allowance for other funds used during construction	9,805	16,991
Other income	472	1,287
Other expense	(906)	(1,603)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount	22,315	21,349
Allowance for borrowed funds used during construction	(3,572)	(6,213)
Total interest charges	18,743	15,136
Income before income taxes	44,655	18,818
Federal and state income taxes	12,495	3,800
Net income	$32,160	$15,018
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2010	2009
Net income	$32,160	$15,018
Other comprehensive loss, net of tax:
Amortization of post-retirement benefit net loss (net of tax benefit of $57 in 2010 and $70 in 2009)	(93)	(91)
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $108 in 2010)	(173)	-
Reclassification of interest expense on interest rate swap (net of tax expense of $78 in 2010)	124	-
Reclassification of interest expense on treasury rate lock (net of tax benefit of $16 in 2010)	(25)	-
Other comprehensive loss	(167)	(91)
Comprehensive income, net of tax	$31,993	$14,927
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MARCH 31, 2010	AT DECEMBER 31, 2009
Assets
Utility plant and equipment
Property, plant and equipment	$3,487,371	$2,127,536
Accumulated depreciation	(1,040,153)	(987,055)
Net property, plant and equipment	2,447,218	1,140,481
Construction work in progress	105,741	1,100,295
Total utility plant, net	2,552,959	2,240,776
Current assets
Cash and cash equivalents	82,488	138,113
Restricted cash	22,462	29,941
Customer accounts receivable (less allowance for doubtful accounts of $754 in 2010 and $1,173 in 2009)	42,112	29,550
Other accounts receivable	35,114	27,460
Accounts receivable – affiliate	7,207	2,836
Unbilled revenue	32,942	21,975
Fuel inventory, at average cost	71,460	80,038
Material and supplies inventory, at average cost	43,055	41,410
Accumulated deferred federal and state income taxes, net	4,349	3,634
Risk management assets	2,463	2,854
Prepayments	2,014	3,107
Regulatory assets – other	13,312	9,914
Accumulated deferred fuel	27,543	35,059
Cash surrender value of company-owned life insurance policies	5,955	5,845
Other current assets	1,780	350
Total current assets	394,256	432,086
Prepayments	4,910	5,096
Restricted cash, less current portion	25,624	26,413
Regulatory assets and liabilities – deferred taxes, net	203,869	191,844
Regulatory assets – other	263,295	273,880
Intangible asset	154,219	157,098
Equity investment in investee	12,873	12,873
Other deferred charges	16,851	23,896
Total assets	$3,628,856	$3,363,962
Liabilities and member’s equity
Member’s equity	$1,242,574	$1,009,849
Long-term debt, net	1,218,695	1,225,299
Total capitalization	2,461,269	2,235,148
Current liabilities
Long-term debt due within one year	11,869	11,478
Accounts payable	56,563	103,359
Accounts payable – affiliate	6,963	25,940
Retainage	754	813
Customer deposits	35,446	34,195
Taxes accrued	19,196	3,438
Interest accrued	20,921	11,854
Risk management liability, net	15,663	13,767
Regulatory liabilities - other	84,393	33,592
Other current liabilities	10,865	10,906
Total current liabilities	262,633	249,342
Commitments and Contingencies (Note 10)
Deferred credits
Accumulated deferred federal and state income taxes, net	544,952	451,671
Accumulated deferred investment tax credits	9,632	9,954
Postretirement benefit obligations	111,297	114,700
Regulatory liabilities - other	77,621	149,638
Restricted storm reserve	25,648	25,434
Uncertain tax positions	72,521	75,487
Other deferred credits	63,283	52,588
Total deferred credits	904,954	879,472
Total liabilities and member’s equity	$3,628,856	$3,363,962
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2010	2009
Operating activities
Net income	$32,160	$15,018
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,989	21,840
Provision for doubtful accounts	(335)	726
Unearned compensation expense	344	358
Allowance for other funds used during construction	(9,805)	(16,991)
Amortization of investment tax credits	(321)	(333)
Net deferred income taxes	(1,131)	(12,595)
Deferred fuel costs	19,864	24,151
Loss on economic hedges	360	1,144
Cash surrender value of company-owned life insurance	(110)	(109)
Changes in assets and liabilities:
Accounts receivable	(20,597)	15,080
Accounts and notes receivable, affiliate	(4,270)	447
Unbilled revenue	(10,967)	4,859
Fuel, materials and supplies inventory	6,932	(3,823)
Prepayments	1,279	1,461
Accounts payable	(51,628)	(44,605)
Accounts and notes payable, affiliate	(19,147)	(2,349)
Customer deposits	2,888	1,833
Post retirement benefit obligations	(3,403)	(2,637)
Regulatory assets and liabilities, net	(14,374)	14,451
Other deferred accounts	5,813	(8,574)
Retainage payable	(59)	(12,725)
Taxes accrued	15,758	39,189
Interest accrued	9,067	1,055
Risk management assets and liabilities, net	(1,814)	(20,992)
Other operating	(1,585)	(633)
Net cash (used in) provided by operating activities	(19,092)	15,246
Investing activities
Additions to property, plant and equipment	(23,295)	(66,288)
Allowance for other funds used during construction	9,805	16,991
Proceeds from sale of property, plant and equipment	57	130
Transfer of cash from restricted accounts	8,269	27,989
Net cash used in investing activities	(5,164)	(21,178)
Financing activities
Retirement of long-term obligations	(5,912)	(8,226)
Repayment of capital leases	(390)	(275)
Deferred financing costs	(67)	-
Distribution to parent	(25,000)	-
Net cash used in financing activities	(31,369)	(8,501)
Net decrease in cash and cash equivalents	(55,625)	(14,433)
Cash and cash equivalents at beginning of period	138,113	91,542
Cash and cash equivalents at end of period	$82,488	$77,109
Supplementary cash flow information
Interest paid (net of amount capitalized)	$9,792	$16,055
Income taxes paid	$-	$7,000
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment	$5,194	$12,082
Incurrence of capital lease obligation – barges	$-	$22,050
Non-cash additions to property, plant and equipment	$304,134	$-
Non-cash assumption of deferred tax liability	$78,402	$-
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 10	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 11	LPSC Fuel Audit	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Intangible Asset	Cleco Corporation and Cleco Power
Note 14	Evangeline Transactions	Cleco Corporation
Note 15	Acadia Transaction	Cleco Corporation and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
On January 1, 2010, Cleco implemented the amended authoritative guidance with respect to the consolidation of Perryville, Attala, and Evangeline.  These entities’ assets, liabilities, revenues, expenses, and cash flows are presented on the corresponding line items of Cleco’s consolidated financial statements prospectively.  Prior to January 2010, the equity method of accounting was used for Perryville, Attala, and Evangeline.  Therefore, these entities were presented on the consolidated financial statements as one line item corresponding to Cleco’s equity investment in them.  For additional information on the consolidation of these entities, see Note 2 — “Recent Authoritative Guidance” and Note 9 — “Variable Interest Entities.”
Cleco Corporation and Cleco Power report the investment in Oxbow on the equity method of accounting.  Cleco Corporation reports the investment in Cajun on the equity method of accounting.  As a result, the assets and liabilities of these entities are represented by one line item corresponding to Cleco Corporation’s and Cleco Power’s equity investment in these entities.  The pre-tax results of operations of these entities are reported as equity income or loss from investees on Cleco Corporation’s and Cleco Power’s Condensed Consolidated Statements of Income.  For additional information on the operations of these entities, see Note 9 — “Variable Interest Entities.”

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
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The unaudited financial information included in the condensed consolidated financial statements of Cleco Corporation and Cleco Power reflects all adjustments of a normal recurring nature which are, in the opinion of the management of Cleco Corporation and Cleco Power, necessary for a fair statement of the financial position and the results of operations for the interim periods.  Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors, and is not indicative necessarily of the results that may be expected for the full fiscal year.  For more information on recent authoritative guidance and its effect on financial results, see Note 2 — “Recent Authoritative Guidance.”

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
During the first quarter of 2010, Cleco’s regulated utility plants increased primarily due to the addition of Rodemacher Unit 3 and the acquisition of one of Acadia’s two 580-MW

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

units.  Rodemacher Unit 3 has a useful life of 50 years and Acadia has a useful life of 30 years.
Cleco’s other property, plant and equipment increased primarily due to the reconsolidation of Evangeline with Cleco.  Evangeline has a useful life of 45 years.
Property, plant and equipment consist of:

(THOUSANDS)	AT MARCH 31, 2010	AT DECEMBER 31, 2009
Regulated utility plants	$3,486,481	$2,126,646
Other	258,033	17,845
Total property, plant and equipment	3,744,514	2,144,491
Accumulated depreciation	(1,111,782)	(999,204)
Net property, plant and equipment	$2,632,732	$1,145,287

The table below discloses the amounts of plant acquisition adjustments reported in Cleco Power’s property, plant and equipment and the associated accumulated amortization reported in accumulated depreciation at March 31, 2010, and December 31, 2009.  The plant acquisition adjustments represent the fair market value of the assets acquired in excess of their carrying value.  During 2010, Cleco Power’s acquisition of one of Acadia’s two 580-MW units resulted in a plant acquisition adjustment.  In January 2010, the LPSC approved the full recovery of the $304.0 million for the acquisition of Acadia, which includes the acquisition adjustment in the amount of $95.6 million.  The plant acquisition adjustment at December 31, 2009, relates primarily to the 1997 acquisition of Teche.  For additional information on the Acadia transaction, see Note 15 —“Acadia Transaction."

(THOUSANDS)	AT MARCH 31, 2010	AT DECEMBER 31, 2009
Acadia
Plant acquisition adjustment	$95,578	$-
Less accumulated amortization	266	-
Net plant acquisition adjustment	$95,312	$-
Teche
Plant acquisition adjustment	$5,359	$5,359
Less accumulated amortization	3,279	3,215
Net plant acquisition adjustment	$2,080	$2,144

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At March 31, 2010, and December 31, 2009, $48.2 million and $56.4 million of cash, respectively, were restricted.  At March 31, 2010, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $18.8 million reserved at Cleco Power for GO Zone project costs, $25.6 million reserved at Cleco Power for future storm restoration costs, and $3.7 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest, and principal on storm recovery bonds.

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

Risk Management
Market risk inherent in Cleco Power’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas on different energy exchanges.  Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas.  Cleco uses the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting because Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power has entered into certain financial transactions it considers economic hedges to mitigate the risk associated with the fixed-price power to be provided to a wholesale customer through December 2010.  The economic hedges cover approximately 84% of the estimated daily peak hour power sales to the wholesale customer.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue.  For the three months ended March 31, 2010 and 2009, the following losses related to these economic hedge transactions were recorded in other operations revenue.

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2010	2009
Realized loss	$(242)	$(347)
Mark-to-market loss	(360)	(1,144)
Total loss	$(602)	$(1,491)

Cleco Power has entered into other positions to mitigate the volatility in customer fuel costs.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of risk management assets or liabilities.  Such gain or loss is deferred as a component of deferred fuel asset or liabilities.  When these positions close,

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.  Based on market prices at March 31, 2010, and December 31, 2009, the net mark-to-market impact relating to these positions were losses of $32.4 million and $24.9 million, respectively.  The increased loss is due to lower gas prices at March 31, 2010, compared to December 31, 2009.  Deferred losses relating to closed natural gas positions totaled $5.3 million and $2.6 million at March 31, 2010, and December 31, 2009, respectively.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options, and swap contracts.  These contracts/positions are used to mitigate the risks associated with the fixed-price power sales and volatility in customer fuel costs noted above.  At March 31, 2010, and December 31, 2009, Cleco Power had deposited net collateral of $13.0 million and $10.0 million, respectively, to cover margin requirements relating to open natural gas futures, options, and swap positions.  The current and long-term portions of collateral are reported as a component of risk management assets or liabilities and other deferred charges or credits, respectively.
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
In August 2009, Cleco Power entered into a $50.0 million bank loan with variable interest, paid monthly, and calculated at 3.00% plus the one-month LIBOR.  The loan matures on August 19, 2012.  In order to mitigate risk of the future floating interest rates, Cleco Power entered into an interest rate swap in the third quarter of 2009.  Based on the notional amount of the bank loan, the swap requires a monthly net settlement between Cleco Power’s fixed payment of 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  The swap matures on May 31, 2012.  Under the authoritative guidance for derivatives and hedging, the swap meets the criteria of a cash flow hedge.  Changes in the swap’s fair value related to the effective portion of cash flow hedges are recognized in other comprehensive income, whereas changes in the fair value related to the ineffective portion are recognized in earnings.  As time passes and settlements are made, the swap’s other comprehensive income fair values are reclassified into earnings as a component of interest expense.  For the three months ended March 31, 2010, there were $0.2 million of reclassification adjustments from other comprehensive income to interest expense.  There was no impact to earnings due to ineffectiveness for the three months ended March 31, 2010.  For more information on accounting for derivatives, see Note 4 — “Fair Value Accounting.”

Reclassifications
Certain reclassifications have been made to the 2009 financial statements to conform them to the presentation used in the 2010 financial statements.  These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.
Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets at December 31, 2009, have been retrospectively adjusted due to the reclassification of AFUDC equity gross-up from Regulatory assets and liabilities – deferred taxes, net to Regulatory assets – other.  The retrospective adjustments to the December 31, 2009, balance sheets are described in the following tables.

(THOUSANDS)	AS REPORTED	AS ADJUSTED
Cleco Corporation
Assets – regulatory assets and liabilities - deferred taxes, net	$264,343	$$191,844
Noncurrent assets – regulatory assets - other	$201,381	$273,880

(THOUSANDS)	AS REPORTED	AS ADJUSTED
Cleco Power
Assets – regulatory assets and liabilities - deferred taxes, net	$264,343	$191,844
Noncurrent assets – regulatory assets - other	$201,381	$273,880

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED MARCH 31,
			2010			2009
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$149,970			$6,650
Deduct: non-participating stock dividends (4.5% preferred stock)	12			12
Basic net income applicable to common stock	$149,958	60,326,020	$2.49	$6,638	60,097,929	$0.11
Effect of dilutive securities
Add: stock option grants		39,156			31,062
Add: restricted stock (LTICP)		215,884			237,179
Diluted net income applicable to common stock	$149,958	60,581,060	$2.48	$6,638	60,366,170	$0.11

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price.  There were no stock option grants excluded from the computation of diluted earnings per share for the three months ended March 31, 2010, due to the average market price being higher than the exercise prices of the stock options.  Stock option grants excluded from the computation for the three months ended March 31, 2009 are presented in the table below.

	FOR THE THREE MONTHS ENDED MARCH 31, 2009
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$22.25 - $24.25	$21.97	149,034

Stock-Based Compensation
At March 31, 2010, Cleco had one share-based compensation plan:  the LTICP.  Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalent units, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
On January 1, 2010, the 2010 LTICP became effective.  A maximum of 2,250,000 shares of Cleco Corporation common stock can be granted under the 2010 LTICP.
On January 29, 2010, Cleco granted 88,028 shares of non-vested stock and 66,538 common stock equivalent units to certain officers, key employees, and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2010	2009	2010	2009
Equity classification
Non-vested stock	$661	$575	$170	$159
Stock options	13	13	-	-
Total	$674	$588	$170	$159
Liability classification
Common stock equivalent units	$149	$963	$174	$415
Total pre-tax compensation expense	$823	$1,551	$344	$574
Tax benefit (excluding income tax gross-up)	$317	$597	$132	$221

Note 2 — Recent Authoritative Guidance

The Registrants adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
In June 2009, FASB amended the authoritative guidance on consolidation which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  In order to be the primary beneficiary of a variable interest entity, an enterprise must have (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Along with these criteria, an enterprise is now required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining (a) above.  Also, the enterprise is required to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The quantitative approach previously required for determining the primary beneficiary has been eliminated.  Additional disclosures are now required in order to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  This amendment is effective for the first fiscal year beginning after November 15, 2009.  The implementation of this amendment on January 1, 2010 required Cleco Corporation to reconsolidate three wholly owned subsidiaries that had been accounted for using the equity method.  Prior to January 1, 2010, Perryville, Attala, and Evangeline were presented in the consolidated financial statements as follows:

▪	Results of operations before taxes as one line item on the consolidated statements of income entitled Equity (loss) income from investees,
▪	Assets and liabilities on the consolidated balance sheets as one line item entitled Equity investment in investees, and
▪	Cash flows in the consolidated statement of cash flows as gain or loss from equity investments, investment in equity investments, and return on or of equity investments.

Effective January 1, 2010, the assets, liabilities, revenues, expenses and cash flows of these entities are presented on the corresponding line items of the consolidated financial statements.  Cleco has chosen to implement the consolidation prospectively and not retrospectively, therefore the consolidation will not be carried back to comparative prior periods in financial statements issued after implementation.  For additional information on the consolidation of these entities, see Note 9 — “Variable Interest Entities.”
In September 2009, FASB amended the authoritative guidance regarding revenue recognition of arrangements with multiple deliverables.  If an arrangement contains multiple deliverables, the selling entity must first determine the best estimate of the selling price of each deliverable.  Then the selling entity must allocate the selling price of the entire arrangement

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

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
In January 2010, FASB amended the authoritative guidance regarding disclosures of fair value measurements.  Entities will be required to segregate assets and liabilities according to classes, which often will require greater disaggregation than the reporting entities line items on the balance sheet.  Classes should be based on the nature of risks associated with the asset and liability.  Entities will also be required to disclose the amount of significant transfers between Level 1 and Level 2, along with the reason for the transfer, and expanded disclosure related to transfers in or out of Level 3.  Entities will also be required to expand disclosure about the inputs and methods used to calculate fair value for Levels 2 and 3.  Most of the provisions are effective for interim and annual fiscal periods beginning after December 15, 2009.  Some of the Level 3 disclosures are effective for interim and annual fiscal periods beginning after December 15, 2010.  The amendment is included in the disclosures in this Quarterly Report on Form 10-Q.  The adoption did not have any effect on the financial condition or results of operations of the Registrants.
In February 2010, FASB made technical corrections to various topics.  Generally, the corrections were nonsubstantive and addressed minor inconsistencies and clarifications.  The corrections are effective on issuance of the amendment, except for clarification related to embedded derivatives and a change in reorganizations.  The adoption of the changes did not have an impact on the financial condition or results of operations of the Registrants.
In February 2010, FASB eliminated the requirement for entities that file financial statements with the SEC to disclose the date through which they evaluated subsequent events.  This amendment was effective upon issuance.  The amendment is included in the disclosures in this Quarterly Report on Form 10-Q.  The adoption did not have any effect on the financial condition or results of operations of the Registrants.
In March 2010, FASB amended the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another.  The amendment is effective the first fiscal quarter beginning after June 15, 2010.  The adoption of the amendment is not expected to have a material impact on the financial condition or results of operations of the Registrants.

Note 3 — Regulatory Assets and Liabilities

Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
The following chart summarizes Cleco Power’s regulatory assets and liabilities at March 31, 2010, and December 31, 2009:

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2010	2009
Regulatory assets and liabilities – deferred taxes, net	$203,869	$191,844
Deferred mining costs	$23,578	$24,215
Deferred interest costs	7,308	7,401
Deferred asset removal costs	726	712
Deferred postretirement plan costs	106,271	106,735
Deferred tree trimming costs	13,122	13,485
Deferred training costs	7,759	7,045
Deferred storm surcredits, net	8,446	7,747
Deferred construction carrying costs	23,856	40,174
Lignite mining agreement contingency	3,781	3,781
AFUDC equity gross-up	75,469	72,499
Deferred rate case costs	1,938	-
Deferred Acadia acquisition costs	3,025	-
Deferred IRP/RFP costs	1,328	-
Total regulatory assets – other	$276,607	$283,794
Deferred construction carrying costs	(162,014)	(183,230)
Deferred fuel and purchased power	27,543	35,059
Total regulatory assets and liabilities, net	$346,005	$327,467

Deferred Rate Case Costs
In October 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred as a result of Cleco Power’s rate case filed with the LPSC.  Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008, and these expenditures were covered by the retail rate plan which was approved by the LPSC in October 2009.  The new rates became effective upon the commercial operation of Rodemacher Unit 3 and Cleco Power began amortizing the regulatory asset over a four-year period.  At March 31, 2010, Cleco Power had deferred $1.9 million of rate case costs.

Deferred Acadia Acquisition Costs
In October 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred as a result of the acquisition by Cleco Power of one of Acadia’s two 580-MW units, the related materials and supplies, and half of its common facilities.  Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008, and these expenditures were covered by the retail rate plan which was approved by the LPSC in October 2009.  The new rates became effective upon the commencement of commercial operation of Rodemacher Unit 3 and Cleco Power began amortizing the regulatory asset over a 30-year period.  At March 31, 2010, Cleco Power had deferred $3.0 million of Acadia acquisition costs.  For more information regarding the Acadia transaction, see Note 15 — “Acadia Transaction.”

Deferred IRP/RFP Costs
In October 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset for IRP and RFP costs incurred.  Recovery of these expenditures was requested in Cleco

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

Power’s base rate application filed in July 2008, and these expenditures were covered by the retail rate plan which was approved by the LPSC in October 2009.  The new rates became effective upon the commencement of commercial operation of Rodemacher Unit 3 and Cleco Power began amortizing the regulatory asset over a three-year period.  At March 31, 2010, Cleco Power had deferred $1.3 million of IRP and RFP costs.

Deferred Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit.  In any calendar year during the construction period, the amount collected from customers is not to exceed 6.5% of Cleco Power’s projected retail revenues.  Cleco Power began collection of the carrying costs and established a regulatory liability in May 2006.  In October 2009, the LPSC voted unanimously to approve Cleco Power’s retail rate plan.  The retail rate plan established that Cleco Power return $183.2 million to customers over a five-year period and record a regulatory asset for all amounts above the actual amount collected from customers.  On February 12, 2010, Rodemacher Unit 3 commenced commercial operation and the new rates became effective.  At that time, Cleco Power began returning the construction carrying costs to customers and amortizing the regulatory asset over a five-year period.  In March 2010, the LPSC issued an order changing the period of return from five years to four years and established that Cleco Power return $167.9 over the four-year period.  At March 31, 2010, the regulatory liability and the related regulatory asset were $162.0 million and $23.9 million, respectively.  At March 31, 2010, $84.4 million was due to be returned to customers within one year.

Note 4 — Fair Value Accounting

The amounts reflected in Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2010, and December 31, 2009, for cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco and Cleco Power’s long-term debt and Cleco’s nonconvertible preferred stock are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt and by Cleco for preferred stock with similar maturities.
The estimated fair value of energy market positions is based upon observed market prices when available.  When such market prices are not available, management estimates market value at a discrete point in time by assessing market conditions and observed volatility.  These estimates are subjective in nature and involve uncertainties.  Therefore, actual results may differ from these estimates.

Cleco
	AT MARCH 31, 2010		AT DECEMBER 31, 2009
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$92,222	$92,222	$145,193	$145,193
Restricted cash	$48,182	$48,182	$56,451	$56,451
Long-term debt, excluding debt issuance costs	$1,253,628	$1,293,452	$1,319,540	$1,353,479
Preferred stock not subject to mandatory redemption	$1,029	$880	$1,029	$874

		AT MARCH 31,2010			AT DECEMBER 31, 2009
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy market positions
Assets	$77,651	$(24,155)	$53,496	$87,149	$(15,671)	$71,197
Liabilities	$111,942	$(8,972)	$102,970	$131,692	$(9,630)	$122,062
Interest rate swap liability	$-	$(969)	$969	$-	$(890)	$890

Cleco Power
	AT MARCH 31, 2010		AT DECEMBER 31, 2009
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$82,488	$82,488	$138,113	$138,113
Restricted cash	$48,086	$48,086	$56,354	$56,354
Long-term debt, excluding debt issuance costs	$1,218,628	$1,258,452	$1,224,540	$1,258,479

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

		AT MARCH 31, 2010			AT DECEMBER 31, 2009
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy market positions
Assets	$77,651	$(24,155)	$53,496	$87,149	$(15,671)	$71,197
Liabilities	$111,942	$(8,972)	$102,970	$131,692	$(9,630)	$122,062
Interest rate swap liability	$-	$(969)	$969	$-	$(890)	$890

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
At March 31, 2010, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash.  Cleco had $135.7 million ($87.5 million of cash and $48.2 million of restricted cash) in short-term investments in institutional money market funds.  If the money market funds failed to perform under the terms of the investment, Cleco would be exposed to a loss of the invested amounts.  Cleco Power had $127.2 million ($79.1 million of cash and $48.1 million of restricted cash) in short-term investments in institutional money market funds.  If the money market funds failed to perform under the terms of the investments, Cleco Power would be exposed to a loss of the invested amounts.  Collateral on these types of investments is not required by either Cleco or Cleco Power.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  Money market funds must have at least $1.0 billion in assets under management; must have been in existence for not less than two years; must have portfolios not comprised of more than 50% of securities issued by foreign entities; and must be rated in the top two ratings categories by at least one nationally recognized rating agency.  Commercial paper must be issued by a company with headquarters in the U.S. and rated not less than A1 by Standard & Poor’s or P1 by Moody’s.  For split-rated issuers, the second rating must not be lower than either A2 or P2; the issuer’s long-term debt must be rated not lower than A by Standard & Poor’s or A2 by Moody’s; and the issuer cannot be on negative credit watch.  Investments in commercial paper rated A2 by Standard & Poor’s or P2 by Moody’s may be made if approved by the appropriate level of management.
Cleco Power was exposed to concentrations of credit risk through its energy marketing assets.  At March 31, 2010, Cleco Power had energy marketing assets with an estimated fair value of $53.5 million.  These energy marketing assets represent open natural gas purchase positions, primarily financial hedge transactions.  Cleco Power entered into these positions to mitigate the volatility in the cost of fuel purchased for utility generation and the risk associated with the fixed-price power that is being provided to a wholesale customer through December 2010.  If the counterparties to these assets fail to perform under the terms of the investment, Cleco Power would be exposed to a loss of $53.5 million.  For information about credit risk management and how these risks are mitigated on energy marketing assets, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”

Interest Rate Swap
In August 2009, Cleco Power entered into a $50.0 million bank loan with variable interest, paid monthly, and calculated at 3.00% plus the one-month LIBOR.  The loan matures on August 19, 2012.  In order to mitigate risk of the future floating interest rates, Cleco Power entered into an interest rate swap with JPMorgan Chase Bank, N.A. in the third quarter of 2009.  Based on the notional amount of the bank loan, the swap requires a monthly net settlement between Cleco Power’s fixed payment of 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  The swap matures on May 31, 2012.  Both the bank loan and the swap were effective the same day and require monthly payments on the same day near the end of the month.  From the inception of the loan to March 31, 2010, Cleco Power recognized net interest expense equal to an annual rate of 4.84% on the bank loan.  Since both the bank loan and the swap require payments near the end of the month, the cash payments are materially close to the interest expense recognized.
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
The swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging.  Changes in the swap’s fair value related to the effective portion are recognized in other comprehensive income, whereas changes in the fair value related to the ineffective portion are recognized in earnings.  As time passes and settlements are made, the swap’s other comprehensive income fair values are reclassified into earnings as a component of interest expense.  For the three months ended March 31, 2010, there were $0.2 million of reclassification adjustments from other comprehensive income to interest expense.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

There was no impact to earnings due to ineffectiveness for the three months ended March 31, 2010.

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

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MARCH 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$1,891	$-	$1,891	$-	$141	$-	$141	$-
Institutional money market funds	135,586	-	135,586	-	198,155	-	198,155	-
Total	$137,477	$-	$137,477	$-	$198,296	$-	$198,296	$-

	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MARCH 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Energy market derivatives	$35,018	$10,863	$24,155	$-	$25,441	$8,106	$17,335	$-
Interest rate swap	969	-	969	-	890	-	890	-
Total	$35,987	$10,863	$25,124	$-	$26,331	$8,106	$18,225	$-

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MARCH 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$1,891	$-	$1,891	$-	$141	$-	$141	$-
Institutional money market funds	127,186	-	127,186	-	191,155	-	191,155	-
Total	$129,077	$-	$129,077	$-	$191,296	$-	$191,296	$-

	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MARCH 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Energy market derivatives	$35,018	$10,863	$24,155	$-	$25,441	$8,106	$17,335	$-
Interest rate swap	969	-	969	-	890	-	890	-
Total	$35,987	$10,863	$25,124	$-	$26,331	$8,106	$18,225	$-

The derivative assets and liabilities are classified as either current or non-current depending on when the positions close.  All energy market derivative current assets and current liabilities are reported as a net current risk management asset or liability.  All energy market derivative non-current assets and non-current liabilities are reported net in other deferred charges or other deferred credits.  Net presentation is appropriate due to the right of offset included in the master netting agreements.  On the balance sheet, the net current and net non-current derivative positions are netted with the applicable margin deposits.  At March 31, 2010, a net current risk management asset of $2.5 million represented current deferred options.  At March 31, 2010, a net current risk management liability of $15.7 million represented the current derivative

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

positions of $26.0 million reduced by current margin deposits of $10.3 million.  The non-current liability derivative positions of $7.1 million reduced by non-current margin deposits of $2.6 million were recorded in other deferred credits.  The institutional money market funds were reported on the Cleco Consolidated balance sheet in cash and cash equivalents, current restricted cash, and non-current restricted cash in the amounts of $87.5 million, $22.5 million, and $25.7 million, respectively.  At Cleco Power, cash and cash equivalents, current restricted cash, and restricted non-current cash were $79.1 million, $22.5 million, and $25.6 million, respectively, as of March 31, 2010.
Cleco utilizes different valuation techniques for fair value calculations.  In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held.  Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities.  The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return.  For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach.  These techniques have been applied consistently from fiscal period to fiscal period.  Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Cleco had no Level 3 assets or liabilities at March 31, 2010, or December 31, 2009.
The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability.  Level 1 of energy market derivative assets and liabilities consists of a single class that includes natural gas futures with quoted prices on a liquid, national exchange.  As the future price of natural gas is affected by market expectations, such as the supply of natural gas relative to demand, the fair value of Cleco’s futures fluctuates.
Level 2 of energy market derivative assets and liabilities consists of two classes.  The first class contains natural gas swaps which fluctuate in value as the underlying natural gas futures fair value changes and as market interest rates change Cleco records the natural gas swaps at the net present value.  The second class consists of natural gas options.  The fair value of natural gas options fluctuates with the volatility in the fair value of natural gas, the number of days to which the options expire, the underlying natural gas futures price fluctuations, and the market interest rates change.  Cleco records natural gas options at the net present value.  Both of these classes also contain counterparty execution risk that are entered into with a direct counterparty and are not traded through an exchange.
The Level 2 institutional money market funds asset consists of a single class.  In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. Treasury in order to maintain liquidity and achieve the goal of a net asset value of a dollar.  The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
The Level 2 interest rate swap liability consists of a single class that only contains one instrument.  The risks consist of monthly changes in the LIBOR, changes in the risk free rate of return and counterparty risk.  This instrument is with a direct counterparty and is not traded through an exchange.
Cleco has a policy that transfers between Levels 1, 2, and 3 are recognized at the end of a reporting period.  During the three months ended March 31, 2010 and the year ended December 31, 2009, Cleco did not experience any transfers between levels.

Derivatives and Hedging
The authoritative guidance on derivatives and hedging requires entities to provide transparency disclosures about a company’s derivative activities and how the related hedged items affect a company’s financial position, financial performance, and cash flows.  Cleco is required to provide qualitative disclosures about derivative fair value, gains and losses, and credit-risk-related contingent features in derivative agreements.
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) FAIR VALUE	BALANCE SHEET LINE ITEM	AT MARCH 31, 2010	DECEMBER 31, 2009
Commodity contracts
Economic hedges:
Current	Risk management liability, net	$(765)	$(405)
Fuel cost hedges:
Current	Risk management liability, net	(25,245)	(22,502)
Long-term	Other deferred credits	(7,117)	(2,394)
Total		$(33,127)	$(25,301)

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

The following table presents the effect of derivatives not designated as hedging instruments on Cleco Corporation and Cleco Power’s Condensed Consolidated Statements of Income for three months ended March 31, 2010 and 2009:

(THOUSANDS)	LOSS IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES THREE MONTHS ENDED MARCH 31, 2010		AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES THREE MONTHS ENDED MARCH 31, 2009
Commodity contracts
Economic hedges	Other operations revenue	$602	(1)	$1,491	(1)
Fuel cost hedges(2)	Fuel used for electric generation	7,814		42,213
Total		$8,416		$43,704
(1)For the three months ended March 31, 2010 and 2009, Cleco recognized $0.4 million and $1.2 million, respectively, of mark-to-market losses related to economic hedges.
(2)In accordance with the authoritative guidance for regulated operations, an additional $32.4 million of unrealized losses and $5.3 million of deferred losses associated with fuel cost hedges are reported in Accumulated Deferred Fuel on the balance sheet as of March 31, 2010, compared to $72.7 million of unrealized losses and $6.8 million of deferred losses associated with fuel cost hedges as of March 31, 2009. As gains and losses are realized in future periods, they will be recorded as Fuel Used for Electric Generation on the Income Statement.

At March 31, 2010, Cleco had 9.5 million MMBtus hedged for natural gas fuel costs, which is approximately 17% of the estimated natural gas requirements for a two-year period.  Cleco had an additional 0.3 million MMBtus hedged through 2010, resulting from economic hedges, which is approximately 84% of the estimated daily peak-hour sales to a wholesale customer.
The following table presents the fair values of derivatives designated as hedging instruments and their respective line item as recorded on Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2010:

	DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) FAIR VALUE	BALANCE SHEET LINE ITEM	AT MARCH 31, 2010	AT DECEMBER 31, 2009
Interest rate swap
Cash flow hedges:
Current	Other current liabilities	$(605)	$(638)
Long-term	Other deferred credits	(364)	(252)
Total		$(969)	$(890)

The following table presents the effect of derivatives designated as hedging instruments on Cleco Corporation and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2010:

(THOUSANDS)	AMOUNT OF LOSS RECOGNIZED IN OCI THREE MONTHS ENDED MARCH 31, 2010	LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)	AMOUNT OF (LOSS) GAIN RECLASSED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION) THREE MONTHS ENDED MARCH 31, 2010
Interest rate swap	$(281)	Interest charges	$(202)
Treasury rate lock	$-	Interest charges	$41

At March 31, 2010, Cleco Power expected $0.2 million of the effective portion of the treasury rate lock cash flow hedge to be reclassed from accumulated other comprehensive income to a reduction in interest charges over the next twelve months.  The short-term liability associated with the mark-to-market of the interest rate swap is $0.6 million and is expected to be reclassified as an increase to interest charges over the next twelve months.  This amount may change based on the market value of the interest rate swap over the next year.

Note 5 — Debt

Short-term Debt
At March 31, 2010, Cleco had $150.0 million of short-term debt outstanding, compared to none at December 31, 2009. The short-term debt outstanding was a one-year bank term loan Cleco Corporation entered into in February 2010.  The bank term loan has an interest rate of one-month LIBOR plus 2.75% and matures in February 2011.  At March 31, 2010, the interest rate on the term loan was 3.00%.
Cleco Power had no short-term debt outstanding at March 31, 2010, or December 31, 2009.

Long-term Debt
At March 31, 2010, Cleco’s long-term debt outstanding was $1.3 billion, of which $11.9 million was due within one year, compared to $1.3 billion outstanding at December 31, 2009, which included $11.5 million due within one year.  The long-term debt due within one year represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco, long-term debt decreased $66.2 million primarily due to a $60.0 million decrease in Cleco’s credit facility draws and $5.9 million related to a scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2010.
At March 31, 2010, Cleco Power’s long-term debt outstanding was $1.2 billion, of which $11.9 million was due within one year, compared to $1.2 billion outstanding at December 31, 2009, which included $11.5 million due within one year.  The long-term debt due within one year represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco Power, long-term debt decreased $6.2 million primarily due to $5.9 million related to a scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2010.

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

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

method, subject to the IRS’s full funding limitation.  During the three months ended March 31, 2010, Cleco made $4.8 million of required contributions and $0.2 million of discretionary contributions to the pension plan for the 2010 plan year.  Additional discretionary contributions may be made during 2010; however, the decision to make any additional contributions and the amount, if any, has not been determined.  Cleco Power expects to be required to make approximately $65.0 million, including $16.0 million in 2011, in additional contributions to the pension plan over the next five years.  The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years.  The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three months ended March 31, 2010, and 2009, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2010	2009	2010	2009
Components of periodic benefit costs
Service cost	$1,753	$1,730	$383	$353
Interest cost	4,113	4,095	499	495
Expected return on plan assets	(4,866)	(5,074)	-	-
Transition obligation	-	-	5	5
Prior period service (credit) cost	(18)	481	(505)	(516)
Net loss	483	-	250	232
Net periodic benefit cost	$1,465	$1,232	$632	$569

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the three-month periods ended March 31, 2010, and 2009, was $0.5 million and $0.4 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for both three-month periods ended March 31, 2010, and 2009 was $0.5 million.  In January 2010, Cleco received a $0.2 million Medicare Part D reimbursement.
In March 2010, the President signed the PPACA, a comprehensive health care law.  While the provisions of the PPACA are not effective immediately, the provisions could increase the Registrants’ retiree medical unfunded liability and related expenses before the effective date.  Management has made a preliminary estimate of the impact to the unfunded liability and has determined that any impact will not be material to the overall financial statements; therefore, an interim measurement is not required.  Management will continue to monitor the new law and its possible impact on the Registrants.

SERP
Certain Cleco executive officers are covered by the SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP payments.  However, since the SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired.  No contributions to the SERP were made during the three months ended March 31, 2010, and 2009.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2010	2009
Components of periodic benefit costs
Service cost	$348	$375
Interest cost	525	700
Prior period service cost amortization	13	13
Net loss amortization	221	254
Net periodic benefit cost	$1,107	$1,342

The SERP liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to the SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for both three-month periods ended March 31, 2010 and 2009 was $0.3 million.

401(k) Plan
Most employees are eligible to participate in the 401(k) Plan.  Since January 2008, Cleco Corporation has made matching contributions and funded dividend reinvestments with cash.

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2010	2009
401(k) Plan expense	$1,030	$1,139

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for both three-month periods ended March 31, 2010, and 2009, was $0.3 million.

Note 7 — Income Taxes

The following table summarizes the effective income tax rates for Cleco Corporation and Cleco Power for the three-month periods ended March 31, 2010, and March 31, 2009.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2009
Cleco Corporation	34.7%	16.6%
Cleco Power	28.0%	20.2%

For the three months ended March 31, 2010 and 2009, the effective income tax rate for Cleco Corporation and Cleco Power was less than the federal statutory rate primarily due to the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3.
In addition, the effective tax rate for the first quarter of 2010 was impacted by tax adjustments related to the new rate order and new legislation.  The rate order allowed for additional state flow-through tax benefits for indirect overhead costs resulting in a decrease to the effective tax rate.  This decrease was partially offset by the tax impact of the PPACA which included a change in the tax treatment for Medicare Part D subsidy.  As a result of the legislation, Medicare Part D retiree expenses are no longer tax deductible, with the entire impact of this tax change being recorded to tax expense in the first quarter of 2010, resulting in an increase to the effective tax rate.
During the second quarter of 2009, the IRS issued its report for the tax years 2001 through 2003.  The unresolved issues relate to the recovery period of the Evangeline facility and bonus depreciation related to the Perryville facility.  These issues were appealed by Cleco and are appropriately included in tax reserves in the financial statements.  Cleco is currently under federal and state tax audits for fiscal years 2001 through 2007.  It is reasonably possible that the balance of unrecognized tax benefits could decrease by a maximum of $55.0 million in the next twelve months as a result of reaching a settlement with the IRS.  A potential change would not have a material impact on the Registrants’ respective annual effective tax rate.
Under the Internal Revenue Code, the transfer of the assets from Acadia to Cleco Power was considered a non-taxable redemption of a partnership interest and a non-taxable contribution of assets.  There was no current tax liability incurred as a result of this transaction.  A deferred tax expense and corresponding liability were recognized on the gain arising from the transaction.  The deferred tax liability representing the difference between the book carrying value of the Acadia assets and the carryover tax basis in the assets was recognized by Cleco Power.  For additional information on the Acadia transaction, see Note 15 — “Acadia Transaction.”

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
Each reportable segment engages in business activities from which it earns revenue and incurs expenses.  Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco Corporation’s Board of Directors.  Each reportable segment prepared budgets for 2010 that were presented to and approved by Cleco Corporation’s Board of Directors.
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
In accordance with authoritative guidance, Cleco was required to reconsolidate Evangeline with its condensed consolidated financial statements and discontinue reporting its investment in Evangeline on the equity method of accounting.  As a result, effective January 1, 2010, the assets and liabilities of Evangeline are no longer represented by one line item corresponding to Midstream’s equity investment in Evangeline but instead are being reported in the corresponding line items in the consolidated financial statements of Midstream.  Effective January 1, 2010, Evangeline’s revenues and expenses are being reported in several line items, as compared to previously being netted and reported on one line item as equity income from investees on Midstream.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MARCH 31,
	CLECO		RECONCILING
2010 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$252,798	$-	$-	$-	$252,798
Tolling operations	-	7,464	-	-	7,464
Other operations	10,386	1	490	(1)	10,876
Affiliate revenue	-	905	244	-	1,149
Intercompany revenue	343	-	11,239	(11,582)	-
Operating revenue	$263,527	$8,370	$11,973	$(11,583)	$272,287
Depreciation expense	$22,647	$1,443	$164	$(1)	$24,253
Interest charges	$18,743	$3,432	$846	$(586)	$22,435
Interest income	$158	$-	$590	$(586)	$162
Equity income from investees	$-	$37,846	$1	$-	$37,847
Gain on toll settlement	$-	$148,402	$-	$-	$148,402
Federal and state income tax expense (benefit)	$12,495	$71,388	$(4,017)	$-	$79,866
Segment profit (1)	$32,160	$114,010	$3,800	$-	$149,970
Additions to long-lived assets	$329,555	$547	$691	$-	$330,793
Equity investment in investees	$12,873	$70,146	$11	$-	$83,030
Total segment assets	$3,628,856	$286,662	$435,458	$(412,747)	$3,938,229
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$149,970
	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$149,958

	CLECO		RECONCILING
2009 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$202,865	$-	$-	$-	$202,865
Other operations	7,086	-	25	(2)	7,109
Affiliate revenue	6	2,363	593	-	2,962
Intercompany revenue	342	-	10,101	(10,443)	-
Operating revenue	$210,299	$2,363	$10,719	$(10,445)	$212,936
Depreciation expense	$18,845	$45	$244	$-	$19,134
Interest charges	$15,136	$1,300	$(36)	$(1,297)	$15,103
Interest income	$403	$-	$1,305	$(1,297)	$411
Equity (loss) income from investees	$-	$(12,150)	$399	$-	$(11,751)
Federal and state income tax expense (benefit)	$3,800	$(5,418)	$2,944	$-	$1,326
Segment profit (loss) (1)	$15,018	$(8,652)	$284	$-	$6,650
Additions to long-lived assets	$61,436	$4	$176	$-	$61,616
Equity investment in investees (2)	$12,873	$223,652	$15,093	$(1)	$251,617
Total segment assets (2)	$3,363,962	$270,713	$383,058	$(322,886)	$3,694,847
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$6,650
(2) Balances as of December 31, 2009	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$6,638

Note 9 — Variable Interest Entities

Cleco reports its investments in VIEs in accordance with the authoritative accounting guidance.  Cleco Corporation and Cleco Power report the investment in Oxbow on the equity method of accounting.  Cleco Corporation reports the investment in Cajun on the equity method of accounting.  Under the equity method, the assets and liabilities of these entities are reported as equity investment in investees on Cleco Corporation’s and Cleco Power’s Condensed Consolidated Balance Sheets.  The revenue and expenses (excluding income taxes) of these entities are netted and reported as equity income or loss from investees on Cleco Corporation’s and Cleco Power’s Condensed Consolidated Statements of Income.
Prior to January 1, 2010, Cleco also reported its investment in Evangeline and certain other subsidiaries on the equity method of accounting.  In compliance with recent authoritative accounting guidance, Cleco prospectively reconsolidated these subsidiaries on January 1, 2010.  Beginning January 1, 2010, Evangeline’s and certain other subsidiaries’ assets, liabilities, revenues, expenses, and cash flows are prospectively presented on the corresponding line items of Cleco’s financial statements.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

Consolidated VIEs

Evangeline
Based on an analysis using authoritative accounting guidance regarding consolidations in effect prior to January 1, 2010, Cleco determined it was not the primary beneficiary of Evangeline and used the equity method to account for its investment in the prior periods.  Upon implementation of amended authoritative guidance regarding consolidations effective January 1, 2010, Cleco determined it was the primary beneficiary and began to prospectively consolidate Evangeline.  Cleco’s determination was primarily based on Cleco’s ability to control Evangeline’s significant activities.  Cleco recognized no gain or loss upon the consolidation of Evangeline.
Neither Evangeline’s creditors nor JPMVEC, a beneficial interest holder, have recourse to Cleco’s general credit, and there are no terms of agreement that could require Cleco to provide financial support to Evangeline.
The following tables contain summarized financial information for Evangeline.

(THOUSANDS)	AT MARCH 31, 2010	AT DECEMBER 31, 2009
Current assets	$3,590	$17,221
Accounts receivable - affiliate	4,060	3,518
Property, plant and equipment, net	182,354	183,208
Other assets	-	47,915
Total assets	$190,004	$251,862
Current liabilities	1,820	16,383
Accounts payable - affiliate	57,560	11,396
Long-term debt, net	-	153,564
Other liabilities	81,766	80,957
Member’s equity (deficit)	48,858	(10,438)
Total liabilities and member’s equity	$190,004	$251,862

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2010	2009
Operating revenue	$7,465	$10,332
Operating expenses	3,251	10,313
Depreciation	1,399	1,381
Gain on toll settlement	148,402	-
Interest charges	2,817	4,204
Other expense	(2)	(1,368)
Income (loss) before taxes	$148,398	$(6,934)

Cleco Corporation had posted a $15.0 million letter of credit on behalf of the Evangeline Tolling Agreement counterparty.  The letter of credit could be drawn in the event Evangeline defaulted on the tolling agreement.  In conjunction with the termination of the Evangeline Tolling Agreement in February 2010, this letter of credit is no longer outstanding.  For more information regarding the Evangeline transaction, see Note 14 — “Evangeline Transactions.”
The changes in current assets, other assets, accounts payable – affiliate, current liabilities, and long-term debt from December 31, 2009 were primarily due to the effect of the termination of the tolling agreement and extinguishment of debt.
Evangeline had no restricted cash at March 31, 2010.  Evangeline’s restricted cash at December 31, 2009, was $30.1 million.  This cash was restricted under Evangeline’s Senior Secured bond indenture.  As part of the termination of the Evangeline Tolling Agreement, the bonds were retired and the restriction on the cash was released.
Evangeline recorded income tax expense of $57.1 million for the three months ended March 31, 2010, compared to a benefit of $2.7 million for the three months ended March 31, 2009.  The increase in tax expense is primarily due to the gain on the toll settlement.

Other Subsidiaries 100% owned by Cleco Corporation
The information for Perryville and Attala is aggregated because their method of operation, size, and risk are materially similar.  Both entities own transmission assets, provide transmission services to one customer under a long-term contract at a FERC-approved cost of service rate, and are capitalized with 100% equity.
Based on an analysis using authoritative guidance regarding consolidations in effect prior to January 1, 2010, Cleco determined it was not the primary beneficiary of these entities and used the equity method to account for its investment in the prior periods.  Upon implementation of amended authoritative guidance regarding consolidations effective January 1, 2010, Cleco determined it was the primary beneficiary and began to prospectively consolidate these two entities.  Cleco’s determination was primarily based on Cleco’s ability to control Perryville and Attala’s significant activities.  Cleco recognized no gain or loss upon the consolidation of Perryville and Attala.
Perryville and Attala’s creditors do not have recourse to Cleco’s general credit, and there are no terms of agreement that could require Cleco to provide financial support to Perryville and Attala.
The following tables contain summarized financial information for Perryville and Attala.

(THOUSANDS)	AT MARCH 31, 2010	AT DECEMBER 31, 2009
Current assets	$1,582	$1,196
Accounts receivable - affiliate	974	1,003
Other assets	13,956	13,999
Total assets	$16,512	$16,198
Current liabilities	$49	$6
Accounts payable - affiliate	89	205
Other liabilities	1,615	1,510
Member’s equity	14,759	14,477
Total liabilities and member’s equity	$16,512	$16,198

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2010	2009
Operating revenue	$487	$491
Operating expenses	53	92
Interest income	23	-
Income before taxes	$457	$399

The transmission assets utilized by Perryville and Attala are accounted for as direct financing leases and are included in other assets in the summarized financial information above.
Perryville and Attala recorded income tax expense of $0.2 million for each of the three months ended March 31, 2010 and 2009.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

Equity Method VIEs

Equity investment in investees at March 31, 2010, represents primarily Midstream’s $70.1 million investment in Cajun, owned 50% by APH and 50% by third parties.  Equity investment in investees also represents a $12.9 million investment in Oxbow, owned 50% by Cleco Power and 50% by SWEPCO.  Equity investments which are less than 100% owned by Cleco Innovations LLC represent less than $0.1 million of the total balance.
The following table presents the equity income (loss) from each investment accounted for using the equity method.  For additional information regarding the balances for Cleco’s equity investments in Evangeline and certain other subsidiaries, see “Consolidated VIEs” above.

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2010	2009
Cajun/Acadia	$37,846	$(5,216)
Evangeline	-	(6,934)
Subsidiaries 100% owned by Cleco Corporation	-	399
Subsidiaries less than 100% owned by Cleco Innovations	1	-
Total equity income (loss)	$37,847	$(11,751)

Cajun/Acadia
In February 2009, Cleco Power announced that it had chosen the acquisition of 50% of the Acadia Power Station, or one of its two 580-MW units, as the lowest bid in its 2007 long-term RFP for capacity beginning in 2010.  Cleco Power and the parties executed the definitive agreements in 2009, and received LPSC and FERC approvals for the transaction in January 2010 and February 2010, respectively.  Beginning in January 2010, Acadia operated the plant and served Cleco Power under a tolling agreement covering 50% of the Acadia Power Station.  The tolling agreement was approved by the LPSC in October 2009 and by FERC in December 2009.  In February 2010, the transaction closed and the tolling agreement was terminated.  In conjunction with this transaction, Acadia became 100% owned by Cajun, which is now 50% owned by APH and 50% owned by third parties.  In connection with the Cleco Power transaction, Acadia agreed to indemnify Cleco Power and its affiliates against 100% of Acadia’s contingent obligations related to the transaction.  For more information regarding the Acadia transaction, see Note 15 — “Acadia Transaction.”
At March 31, 2010, because Cajun was owned 50% by APH and 50% by third parties, APH was not the primary beneficiary, and Cajun was accounted for as an equity method investment.  Cajun’s only asset is its 100% ownership interest in Acadia, causing Acadia to be a 50% indirect investment of APH at March 31, 2010, compared to a 50% direct investment of APH at December 31, 2009.
Cleco has determined that APH is not the primary beneficiary because it shares the power to control Cajun’s significant activities with third parties.  Cleco’s assessment of its maximum exposure to loss related to Cajun at March 31, 2010, consisted of its equity investment of $70.1 million.  The table below presents the components of Midstream’s equity investment in Cajun at March 31, 2010, compared to Midstream’s equity investment in Acadia at December 31, 2009.

INCEPTION TO DATE (THOUSANDS)	AT MARCH 31, 2010	AT DECEMBER 31, 2009
Contributed assets (cash and land)	$281,956	$275,956
Net income	181,046	143,200
Impairment of investment	(45,847)	(45,847)
Capitalized interest and other	19,722	19,722
Less: non-cash distribution	230,267	78,200
Less: cash distributions	136,464	136,464
Total equity investment in investee	$70,146	$178,367

Acadia received $6.0 million of cash contributions from APH in order to facilitate the pending sale to Entergy.  Non-cash distributions include the $78.2 million distribution of the CES claim from Acadia to APH in 2007 and a $152.1 million distribution related to the assets acquired by Cleco Power.  The cash distributions of $136.5 million were used to pay interest and repay principal on a loan from Cleco Corporation relating to this investment.
The following table compares the carrying amount of Cajun/Acadia’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Cajun/Acadia.

(THOUSANDS)	AT MARCH 31, 2010	AT DECEMBER 31, 2009
Cajun/Acadia’s net assets/liabilities	$192,543	$408,985
Midstream’s 50% equity	$96,271	$204,492
Impairment of investment	(45,847)	(45,847)
Capitalized interest	19,722	19,722
Cleco’s maximum exposure to loss	$70,146	$178,367

The following tables contain summarized financial information for Cajun at March 31, 2010, compared to Acadia at December 31, 2009.

(THOUSANDS)	AT MARCH 31, 2010	AT DECEMBER 31, 2009
Current assets	$6,348	$10,800
Property, plant and equipment, net	203,298	403,622
Total assets	$209,646	$414,422
Current liabilities	$3,660	$5,437
Other liabilities	13,443	-
Partners’ capital	192,543	408,985
Total liabilities and partners’ capital	$209,646	$414,422

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2010	2009
Operating revenue	$3,764	$4,204
Operating expenses	10,163	12,194
Gain on sales of assets	82,039	-
Other income (expense)	52	(2,441)
Income (loss) before taxes	$75,692	$(10,431)

Other liabilities at March 31, 2010, represent a contingent obligation related to the Cleco Power transaction.
Income taxes recorded on APH’s financial statements related to Midstream’s 50% ownership interest in Cajun/Acadia were $14.3 million of expense and a $2.6 million benefit for the three months ended March 31, 2010, and 2009, respectively.  The increase in income taxes is due to the gain on sales of assets.
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

whereby Entergy Louisiana would acquire 50% of Acadia or one of its two 580-MW units.  The carrying value of this unit and the related material and supplies inventory are considered assets held for sale on Acadia’s financial statements.  No gain or loss has been recorded, as the fair value less the costs to sell is greater than the carrying value, and the transaction has not yet been completed.  The transaction is anticipated to be completed in late 2010 or early 2011.  When the Entergy Louisiana transaction is completed, Acadia will no longer own any materials and supply inventory, property, plant and equipment, or land.  Acadia has therefore met the definition of discontinued operations.  After the Entergy transaction is completed, ongoing operations will be minimal, related only to the previously established receivables and payables and servicing of indemnities.
The interim power purchase agreement associated with this transaction originally scheduled to begin in May 2010, is now anticipated to begin in June 2010, pending additional regulatory approval.  Cleco Power expects to continue to operate both units at Acadia after the Entergy Louisiana transaction is completed.
In connection with the Entergy transaction, Acadia and APH has agreed to indemnify, upon the closing of the transaction, the third party owners of Cajun and their affiliates against their share of Acadia’s contingent obligations related to the transaction.  For additional information on the Entergy indemnification, see Note 10 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”

Oxbow
Since Oxbow is owned 50% by Cleco Power and 50% by SWEPCO, Cleco Power is not the primary beneficiary, and Oxbow is accounted for as an equity method investment.  Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO.  Cleco’s current assessment of its maximum exposure to loss related to Oxbow at March 31, 2010, consists of its equity investment of $12.9 million.  The table below presents the components of Cleco Power’s equity investment in Oxbow.

INCEPTION TO DATE (THOUSANDS)	AT MARCH 31, 2010	AT DECEMBER 31, 2009
Purchase price	$12,873	$12,873
Total equity investment in investee	$12,873	$12,873

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

(THOUSANDS)	AT MARCH 31, 2010	AT DECEMBER 31, 2009
Oxbow’s net assets/liabilities	$25,746	$25,746
Cleco Power’s 50% equity	$12,873	$12,873
Cleco’s maximum exposure to loss	$12,873	$12,873

The following tables contain summarized financial information for Oxbow.

(THOUSANDS)	AT MARCH 31, 2010	AT DECEMBER 31, 2009
Current assets	$997	$976
Property, plant and equipment, net	24,822	24,770
Total assets	$25,819	$25,746
Current liabilities	$73	$-
Partners’ capital	25,746	25,746
Total liabilities and partners’ capital	$25,819	$25,746

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2010	2009
Operating revenue	$94	$-
Operating expenses	94	-
Income before taxes	$-	$-

Oxbow has no third party agreements, guarantees, or other third party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current wholesale municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court against Cleco Corporation, Cleco Power, and certain other subsidiaries.  The lawsuit alleged unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts.  The lawsuit was removed to the U.S. District Court for the Western District of Louisiana.  On February 23, 2010, the Alexandria City Council approved a settlement of the case, which included a $3.0 million litigation expense reimbursement to the City and a new five-year, energy-only power supply agreement with Cleco Power.  The supply agreement may be extended, at Cleco Power’s option, for two additional one-year terms.  If the City performs its obligations under the new power supply agreement, then Cleco Power will pay a one-time $6.5 million performance bonus at the end of the five-year term to the City.  The court dismissed the case with prejudice on February 24, 2010.
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

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

has yet to make a final determination on whether to add Devil’s Swamp Lake to the NPL.  The EPA and a number of PRPs met in January 2008, for an organizational meeting to discuss the background of the site.  The PRPs began discussing a potential proposal to the EPA in February 2008.  Negotiations among the PRPs and the EPA are ongoing in regard to the remedial investigation and feasibility study at the Devil’s Swamp site, with little progress having been made since the January 2008 meeting.  The PRPs alleged to have disposed PCBs at the site have proposed a tentative cost sharing formula with the facility owner to fund the remedial investigation.  The response to the proposal has been pending for months.  Since this investigation is in the preliminary stages, management is unable to determine whether the costs associated with possible remediation of the facility site will have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.
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
On March 9, 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, on behalf of three Cleco Power customers in Opelousas, Louisiana.  The complaint alleges that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers.  The plaintiffs allege that Cleco Power should have established, solely for customers in Opelousas, retail rates that are separate and distinct from the retail rates that apply to other customers of Cleco Power and that Cleco Power should not collect from customers in Opelousas the storm surcharge approved by the LPSC following Hurricanes Katrina and Rita.  Cleco Power currently operates in Opelousas pursuant to a franchise granted to Cleco Power by the city of Opelousas in 1986 and an Operating and Franchise Agreement dated May 14, 1991, pursuant to which Cleco Power operates its own electric facilities and leases and operates electric facilities owned by the city of Opelousas.  In April 2010, Cleco Power filed a petition with the LPSC appealing to its expertise in declaring that the ratepayers of Opelousas have been properly charged the rates that are applicable to Cleco Power’s retail customers and that no overcharges have been collected.  In addition, Cleco Power removed the purported class action lawsuit filed on behalf of Opelousas electric customers from state to the U.S. District Court for the Western District of Louisiana, so that it could be properly addressed under the terms of the Class Action Fairness Act.  Management believes that this lawsuit will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.
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
The off-balance sheet commitments are not recognized on Cleco Corporation’s Condensed Consolidated Balance Sheets because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  These commitments do not reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  However, in the future, these commitments could reduce the available borrowings.  Cleco’s off-balance sheet commitments as of March 31, 2010, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

		AT MARCH 31, 2010
	FACE		NET
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$177,400	$135,000	$42,400
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500
Guarantee to Cleco Power on behalf of Acadia	6,750	-	6,750
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725	-	3,725
Total	$188,375	$135,000	$53,375

Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of March 31, 2010, the aggregate guarantee of $177.4 million is limited to $42.4 million due to the performance of some of the underlying obligations that were guaranteed.  Management believes it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims.  The discounted probability-weighted liability under the guarantees and indemnifications as of March 31, 2010, was $0.3 million.
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement.  This guarantee will be effective through the life of the agreement.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.  Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $3.7 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.

Disclosures about Guarantees
In February 2010, Cleco Power acquired one of Acadia’s two 580-MW units and 50% of related common facilities. Acadia provided limited guarantees and indemnifications to Cleco Power under the Master Reorganization and Redemption Agreement.  Acadia recorded an indemnification liability and a corresponding reduction of the gain of $13.5 million which represents the fair value of these indemnifications.  In a related agreement, APH agreed to accept 50% of Acadia’s indemnification liability that would be held by the third parties who indirectly own 50% of Acadia in return for $6.8 million received from the third parties.  The $6.8 million was recorded as an indemnification liability by APH.  Events that would require payments to Cleco Power pursuant to the indemnity include, but are not limited to:

▪	Environmental costs that were caused by events occurring before the transaction;
▪	Claims against Cleco Power for liabilities retained by Acadia;
▪	Certain defects of the unit that are discovered prior to September 30, 2010; and
▪	Breach of fundamental representations of Acadia, such as legal existence, clear ownership of the unit and valid authorization to dispose of the unit.

Acadia and APH will be released from the underlying liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising.  The indemnification obligation is expected to have a term of approximately three years, which reflects both contractual expiration of the underlying indemnifications and management’s assumptions about the decreasing probability of a payment due to the passage of time.  After the three-year period, a residual value of less than $0.1 million will remain.  At March 31, 2010, the liability recognized represents the risk of payment.
As part of the Lignite Mining Agreement amended in 2009, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At March 31, 2010, Cleco Power had a liability of $3.8 million related to the amended agreement.  The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap.  The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment.  Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations.  The lignite mining contract is in place until 2026 and does not affect the amount Cleco Corporation can borrow under is credit facility.
The following table summarizes the expected termination dates of the off-balance sheet commitments, guarantees, and standby letter of credit discussed above:

				AT MARCH 31, 2010
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Off-balance sheet commitments	$42,900	$-	$-	$-	$42,900
Guarantees	6,750	2,036	4,714	-	-
Standby letter of credit	3,725	3,725	-	-	-
Total commercial commitments	$53,375	$5,761	$4,714	$-	$42,900

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

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
The lease rate contains a fixed fee of $225 per day per barge and a variable component of $75 adjusted by Producer Price Index (PPI) annually for executory costs.  If the barges are idle, the lessor is required to attempt to sublease the barges to third parties, with the revenue reducing Cleco Power’s lease payment.  During the three months ended March 31, 2010, Cleco Power paid approximately $1.2 million in lease payments and did not receive any revenue from subleases.
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
The following is an analysis of the leased property under capital leases by major classes:

	AT MARCH 31,	AT DECEMBER 31,
CLASSES OF PROPERTY (THOUSANDS)	2010	2009
Barges	$22,050	$22,050
Other	555	555
Total capital leases	22,605	22,605
Less: accumulated amortization	3,116	2,537
Net capital leases	$19,489	$20,068

The amount listed as Other in the chart above includes a capital lease agreement for miscellaneous equipment by Cleco Power.  This lease terminates on December 31, 2010.
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2010.

(THOUSANDS)
Nine months ending December 31, 2010	$3,577
Years ending December 31,
2011	4,622
2012	4,634
2013	4,622
2014	4,622
2015	4,621
Thereafter	13,877
Total minimum lease payments	$40,575
Less: executory costs	10,269
Net minimum lease payments	$30,306
Less: amount representing interest	9,816
Present value of net minimum lease payments	$20,490
Current liabilities	$1,641
Non-current liabilities	$18,849

During the three months ended March 31, 2010, Cleco Power incurred immaterial amounts of contingent rent related to the increase in the PPI.

Rodemacher Unit 3
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Rodemacher Unit 3.  Cleco Power began construction of Rodemacher Unit 3 in May 2006.  In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which has subsequently been amended by the parties.  Various claims remain in dispute resolution between Cleco Power and Shaw, including claims for force majeure related costs, which have been agreed upon as not to exceed $24.0 million less a settlement credit of $6.0 million, plus various outstanding claims totaling approximately $1.3 million relating to fuel moisture, water and steam quality, and slope failure.  In addition to these claims, Shaw is seeking recovery of the $18.2 million of liquidated damages.  Shaw also notified Cleco that a future claim will be submitted for costs incurred after substantial completion through final acceptance.  The Registrants do not believe the resolution of these claims will

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Acadia Transactions
In February 2009, Cleco Power announced that it had chosen the acquisition of 50% of the Acadia Power Station, or one of its two 580-MW units, as the lowest bid in its 2007 long-term RFP for capacity beginning in 2010.  Cleco Power now owns and operates one unit and operates the other 580-MW unit on behalf of Acadia or a future owner.  Beginning in January 2010, Acadia operated the plant and served Cleco Power under a tolling agreement covering 50% of the Acadia Power Station.  In February 2010, the transaction closed and the tolling agreement was terminated.  For more information regarding the Cleco Power transaction, see Note 15 — “Acadia Transaction.”
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire 50% of the Acadia Power Station, or one of its two 580-MW units.  The transaction is anticipated to be completed in late 2010 or early 2011.  The interim power purchase agreement associated with this transaction originally scheduled to begin in May 2010, is now anticipated to begin in June 2010, pending additional regulatory approval.  The asset sale requires regulatory approval.  Cleco Power will continue to operate both units at Acadia after the Entergy Louisiana transaction is completed.  In connection with this transaction and in exchange for reasonable consideration, APH has agreed to indemnify, upon the closing of this transaction, Cajun and its affiliates against 100% of Acadia’s liabilities and other obligations related to the Entergy Louisiana transaction.

Other
Cleco has accrued for liabilities to third parties and employee medical benefits.

Risks and Uncertainties

Cleco Corporation
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Evangeline Tolling Agreement
JPMorgan Chase & Co. guarantees JPMVEC’s obligations under the Evangeline 2010 Tolling Agreement.  For additional information regarding the new tolling agreement, see Note 14 — “Evangeline Transactions.”

Other
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.  Recent market conditions have limited the availability and have increased the costs of capital for many companies.  The inability to raise capital on favorable terms could negatively affect Cleco Corporation’s and Cleco Power’s ability to maintain and expand their businesses.  After assessing the current operating performance, liquidity, and credit ratings of Cleco, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  At March 31, 2010, Moody’s and Standard & Poor’s outlooks for Cleco Corporation were stable.  If Cleco Corporation’s credit ratings were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.
Changes in the regulatory environment or market forces could cause Cleco to determine its assets have suffered an other-than-temporary decline in value, whereby an impairment would be required to be taken and Cleco’s financial condition could be materially adversely affected.

Cleco Power
Cleco Power supplies the majority of its customers’ electric power requirements from its own generation facilities.  In addition to power obtained from power purchase agreements, Cleco Power purchases power from other utilities and marketers to supplement its generation at times of relatively high demand or when the purchase price of power is less than its own cost of generation.  Due to its location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission when accessing external power markets.  At times, constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power’s service territory.
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
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Rodemacher Unit 3.  In May 2006,

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

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

Note 11 — LPSC Fuel Audit

The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit of fuel adjustment clause filings will be performed not less than every other year.  Cleco Power’s last fuel audit was for the years 2001 and 2002.  Cleco Power currently has fuel adjustment clause filings for 2003 through 2008 subject to audit.  In July 2006, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit that included fuel adjustment clause filings for January 2003 through December 2004.  In March 2009, the LPSC indicated its intent to proceed with the audit of fuel adjustment clause filings for the years 2003 through 2008.  The total amount of fuel expense included in the audit is approximately $3.2 billion.  Cleco Power responded to the first set of data requests from the LPSC in the first quarter of 2010.  These responses are currently under review by the LPSC.  Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of these audits, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Note 12 — Affiliate Transactions

Cleco has affiliate balances that were not eliminated as of March 31, 2010.  The balances were not eliminated due to the use of the equity method of accounting for Acadia.  For information on the Acadia equity investments, see Note 9 — “Variable Interest Entities.”  At March 31, 2010, the receivable from Acadia was $0.6 million.
Cleco Power has affiliate balances that are payable to or due from its affiliates.  At March 31, 2010, the payable to Support Group was $6.1 million, the payable to Cleco Corporation was $0.9 million, and the payable to other affiliates was less than $0.1 million.  Also, at March 31, 2010, the receivable from Cleco Corporation was $4.7 million, the receivable from Support Group was $2.1 million, the receivable from Acadia was $0.3 million, and the receivable from other affiliates was $0.1 million.

Note 13 — Intangible Asset

During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs.  This intangible asset is expected to have a life of 12 years, but could have a life of up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers.  The intangible asset’s expected amortization expense is based on the estimated collections from Cleco Power’s customers.  At the end of its life, this asset will have no residual value.  During the three months ended March 31, 2010, and 2009, Cleco Katrina/Rita recognized amortization expense of $2.9 million and $2.6 million, respectively, based on actual collections.  The tables below provide additional information about this intangible asset.

(THOUSANDS)	AT MARCH 31, 2010
Gross carrying amount	$177,537
Accumulated amortization	23,318
Intangible asset	$154,219

(THOUSANDS)
Expected amortization expense
For the nine months ending December 31, 2010	$8,692
For the twelve months ending December 31, 2011	$12,466
For the twelve months ending December 31, 2012	$13,309
For the twelve months ending December 31, 2013	$14,174
For the twelve months ending December 31, 2014	$14,837
Thereafter	$90,741

Note 14 — Evangeline Transactions

On February 22, 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement whereby the parties agreed to terminate the existing Evangeline Tolling Agreement and entered into the Evangeline 2010 Tolling Agreement, effective March 1, 2010.  The other significant terms of the Evangeline Restructuring Agreement are:

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

▪	JPMVEC paid Evangeline $56.7 million;
▪	JPMVEC returned Cleco Corporation’s $15.0 million letter of credit issued under the Evangeline Tolling Agreement and the letter of credit was terminated; and
▪	Evangeline recorded a gain of $148.4 million.

The termination of the Evangeline Tolling Agreement was considered a termination of an operating lease and a triggering event requiring an asset impairment analysis.  Management completed an asset impairment analysis on Evangeline’s assets and related CLE Intrastate assets resulting in no impairment.
Under the terms of the Evangeline Restructuring Agreement, Evangeline issued an irrevocable redemption notice to

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

call the remaining $35.2 million of 8.82% Senior Secured bonds outstanding pursuant to their terms on February 25, 2010, and paid the debtholders $1.5 million of accrued interest and a $10.2 million make-whole payment.  As a result of the debt retirement, Evangeline expensed $2.1 million in unamortized debt issuance costs associated with the Evangeline bonds.  The Evangeline bonds were non-recourse to Cleco Corporation and redemption of the bonds was permitted under Cleco Corporation’s revolving credit facility.  Upon the redemption of the bonds, $30.1 million of restricted cash was released to Evangeline.
The impacts of these transactions are reflected in the Midstream segment, which includes Evangeline.  In accordance with the authoritative guidance, effective January 1, 2010, the financial results for Evangeline are no longer presented as equity income (loss), but presented in the corresponding line items in the consolidated financials of Midstream.

Note 15 — Acadia Transaction

On February 23, 2010, Cleco Power completed the acquisition of one of Acadia’s two 580-MW units, the related materials and supplies, and half of its common facilities.  The significant terms of the transaction are:

▪	Cleco Power acquired one of Acadia’s two 580-MW units, the related materials and supplies, and half of the common facilities for $304.0 million;
▪	Cleco Power recognized $78.4 million of deferred taxes on the transaction. For more information on the deferred taxes, see Note 7 — “Income Taxes;”
▪	Acadia recognized a gain of $82.0 million;
▪
APH received $6.8 million from third parties in return for APH’s indemnification against the third parties 50% share of Acadia’s liabilities and other obligations related to the Cleco Power transaction;

▪	Cleco Power and the parties executed the definitive agreements in 2009, and received LPSC and FERC approvals for the transaction in January 2010 and February 2010, respectively; and
▪	Cleco Power owns and operates the unit, and operates the other unit on behalf of Acadia or a future owner.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and Cleco Corporation and Cleco Power’s Condensed Consolidated Financial Statements contained in this Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2010, and March 31, 2009.

OVERVIEW

Cleco is a regional energy services holding company that conducts substantially all of its business operations through its two primary subsidiaries:

▪
Cleco Power, an integrated electric utility services company regulated by the LPSC, FERC, and other regulators, which serves approximately 277,000 customers across Louisiana and also engages in energy management activities; and

▪	Midstream, a merchant energy company regulated by FERC, which owns and operates Evangeline and also owns a 50 percent indirect interest in Acadia.

Health Care Legislation
In March 2010, the President signed the PPACA, a comprehensive health care law.  While the provisions of the PPACA are not effective immediately, the provisions could increase the Registrants’ retiree medical unfunded liability and related expenses before the effective date.  Management will continue to monitor the new law and its possible impact on the Registrants.

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
In October 2009, the LPSC approved Cleco Power’s new retail rate plan, which included a target return on equity of 10.7%, including returning to retail customers 60% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%.  These new rates became effective February 12, 2010, the commencement of commercial operations at Rodemacher Unit 3.
On February 23, 2010, Cleco Power completed its acquisition of 50% of the Acadia Power Station, or one of its two 580-MW units, from Acadia.  The transaction received approvals from the LPSC and FERC in January 2010 and February 2010, respectively.  Cleco Power owns and operates the acquired unit and operates the other 580-MW unit on behalf of Acadia or a future owner as described further under “— Midstream.”
Other key initiatives that Cleco Power is currently working on include the Acadiana Load Pocket, Advanced Metering Infrastructure, and the Teche Blackstart Project.  A brief discussion of these projects is discussed below.  For additional information, see “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Acadiana Load
Pocket, Advanced Metering Infrastructure, and Teche Blackstart Project.”

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

Acadiana Load Pocket
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade interconnected transmission systems in south Louisiana.  The project received LPSC and SPP approval in February 2009.  The joint project includes expanding and upgrading the electric transmission infrastructure in south central Louisiana in an area know as the “Acadiana Load Pocket.”  Cleco Power’s portion of the cost is approximately $150.0 million, including AFUDC.  Upgrading the interconnected transmission system is expected to increase capacity, reduce transmission constraints, and improve electric service for customers served by all three utilities.  The project is expected to be completed in 2012.

Advanced Metering Infrastructure
Cleco Power applied for a grant in August 2009 under the DOE’s small-grant process, which caps awards at $20.0 million.  In October 2009, the DOE notified Cleco Power that it had been selected to receive a $20.0 million grant to implement smart-grid technology for all of its customers.  On May 3, 2010, Cleco Power accepted the terms of the $20.0 million grant from the DOE.  Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million.  The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009.  Smart-grid technology includes the installation of “smart electric meters” that enable two-way communication capabilities between a home or business and a utility company.  In April 2010, Cleco Power received board approval for the project conditioned upon approval by the LPSC.  Cleco Power expects to file an application with the LPSC during the second quarter of 2010 and will request expedited approval prior to the end of 2010.  Upon approval from the LPSC, Cleco Power expects to complete the project by the first quarter of 2013.  If Cleco Power does not receive LPSC approval, the project will be re-evaluated at that time.

Teche Blackstart Project
In January 2009, Cleco Power filed an application with the LPSC to improve its blackstart process by purchasing a 33-MW gas turbine to be sited at Teche Power Station.  The purpose of the project is to allow Cleco Power to return its generation system to service more efficiently than is currently possible in the event of a total system shutdown.  The LDEQ issued an air permit in November 2009 and the LPSC application was approved in December 2009.  Cleco Power estimates the project will cost $31.0 million, which includes the necessary upgrades to allow the purchased unit to also function as a generation resource suitable for peaking capacity.  The project is expected to be completed in the second quarter of 2011.

Midstream

Acadia
On February 23, 2010, Acadia completed its disposition of 50% of the Acadia Power Station, or one of its two 580-MW units, to Cleco Power for $304.0 million.  Cleco Power operates the unit it acquired as well as Acadia’s other 580-MW unit as described above under “— Cleco Power.”
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would purchase the remaining 50% of the Acadia Power Station, consisting principally of the other 580-MW unit.  The transaction is anticipated to be completed in late 2010 or early 2011.  The interim power purchase agreement associated with this transaction originally scheduled to begin in May 2010, is now anticipated to begin in June 2010, pending additional regulatory approval.  The asset sale requires regulatory approval.  Cleco Power expects to continue to operate both units at Acadia after the Entergy Louisiana transaction is completed.

Evangeline
On February 22, 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement whereby the parties agreed to terminate the existing Evangeline Tolling Agreement and enter into the Evangeline 2010 Tolling Agreement, effective March 1, 2010.  For additional information on the Evangeline Restructuring Agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Evangeline Transactions.”
In accordance with authoritative accounting guidance, Cleco was required to reconsolidate Evangeline with its condensed consolidated financial statements and discontinue reporting its investment in Evangeline on the equity method of accounting. As a result, effective January 1, 2010, the assets and liabilities of Evangeline are no longer represented by one line item corresponding to Cleco's equity investment in Evangeline but instead are being reported in the corresponding line items in the consolidated financial statements of Midstream. Effective January 1, 2010, Evangeline revenue and expenses are being reported in various line items, as compared to prior year results being netted and reported on one line item as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Income.  For additional information on the reconsolidation of Evangeline, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Recent Authoritative Guidance.”

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

Comparison of the Three Months Ended March 31, 2010, and 2009

Cleco Consolidated
		FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue, net	$272,287	$212,936	$59,351	27.9%
Operating expenses	216,386	195,698	(20,688)	(10.6)%
Operating income	$55,901	$17,238	$38,663	224.3%
Allowance for other funds used during construction	$9,805	$16,991	$(7,186)	(42.3)%
Equity income (loss) from investees	$37,847	$(11,751)	$49,598	422.1%
Gain on toll settlement	$148,402	$-	$148,402	-
Interest charges	$22,435	$15,103	$(7,332)	(48.5)%
Federal and state income taxes	$79,866	$1,326	$(78,540)	*
Net income applicable to common stock	$149,958	$6,638	$143,320	*
*Not meaningful

Consolidated net income applicable to common stock increased $143.3 million in the first quarter of 2010 compared to the first quarter of 2009 primarily due to increased Midstream, Cleco Power, and corporate earnings.
Operating revenue, net increased $59.4 million, or 27.9%, in the first quarter of 2010 compared to the first quarter of 2009 largely as a result of higher base revenue at Cleco Power.
Operating expenses increased $20.7 million, or 10.6%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to higher volumes of fuel used for electric generation and higher depreciation expense at Cleco Power.
Allowance for other funds used during construction decreased $7.2 million, or 42.3%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Rodemacher Unit 3.  Rodemacher Unit 3 commenced commercial operation on February 12, 2010.
Equity income from investees increased $49.6 million, or 422.1%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to increased equity earnings at APH primarily from the recognition of a $41.0 million gain from the acquisition of one of Acadia’s two 580-MW units, the related materials and supplies, and half of its common facilities by Cleco Power.  For additional information on Acadia, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Variable Interest Entities and Note 15 — Acadia Transaction.”  Also contributing to the increase was the change in method of accounting for Evangeline effective January 1, 2010.
Gain on toll settlement was $148.4 million in the first quarter of 2010 due to transactions related to the termination of the existing Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Evangeline Transactions.”
Interest charges increased $7.3 million, or 48.5%, during the first quarter of 2010 compared to the first quarter of 2009 primarily due to increased interest charges at Midstream resulting from the change in method of accounting for Evangeline effective January 1, 2010.  Also contributing to the increase was higher interest charges at Cleco Power as discussed below.
Federal and state income taxes increased $78.5 million during the first quarter of 2010 compared to the first quarter of 2009 primarily due to an increase in pre-tax income, excluding AFUDC equity.  Federal and state income taxes increased $88.1 million for the change in pre-tax income and $1.9 million for a Medicare Part D adjustment resulting from new legislation.  These increases were offset by decreases of $6.3 million to record tax expense at the annual projected effective tax rate, $3.0 million for an adjustment related to the new rates, $1.7 million for state flow-through benefits, and $0.5 million for tax credits.  The effective income tax rate is less than the expected statutory rate due to the significant impact of flow-through treatment on electric plant-related differences such as equity AFUDC and a flow-through adjustment for new rates.  This is partially offset by the tax impact of the PPACA which included a change in the tax treatment for the Medicare Part D subsidy.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue
Base	$114,948	$72,818	$42,130	57.9%
Fuel cost recovery	137,850	130,047	7,803	6.0%
Other operations	10,386	7,086	3,300	46.6%
Affiliate revenue	-	6	(6)	(100.0)%
Intercompany revenue	343	342	1	0.3%
Operating revenue, net	263,527	210,299	53,228	25.3%
Operating expenses
Fuel used for electric generation – recoverable	92,619	86,409	(6,210)	(7.2)%
Power purchased for utility customers – recoverable	45,263	43,617	(1,646)	(3.8)%
Non-recoverable fuel and power purchased	4,919	3,995	(924)	(23.1)%
Other operations	24,408	23,420	(988)	(4.2)%
Maintenance	11,722	9,428	(2,294)	(24.3)%
Depreciation	22,647	18,845	(3,802)	(20.2)%
Taxes other than income taxes	8,040	7,709	(331)	(4.3)%
Loss on sales of assets	40	-	(40)	-
Total operating expenses	209,658	193,423	(16,235)	(8.4)%
Operating income	$53,869	$16,876	$36,993	219.2%
Allowance for other funds used during construction	$9,805	$16,991	$(7,186)	(42.3)%
Other income	$472	$1,287	$(815)	(63.3)%
Other expense	$906	$1,603	$697	43.5%
Interest charges	$18,743	$15,136	$(3,607)	(23.8)%
Federal and state income taxes	$12,495	$3,800	$(8,695)	(228.8)%
Net income	$32,160	$15,018	$17,142	114.1%

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

Cleco Power’s net income in the first quarter of 2010 increased $17.1 million, or 114.1%, compared to the first quarter of 2009.  Contributing factors include:

▪	higher base revenue and
▪	higher other operations revenue.

These were partially offset by:

▪	lower allowance for other funds used during construction,
▪	higher depreciation expense,
▪	higher other operations and maintenance expenses,
▪	higher interest charges, and
▪	higher effective income tax rate.

	FOR THE THREE MONTHS ENDED MARCH 31,
(MILLION kWh)	2010	2009	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,040	816	27.5%
Commercial	591	542	9.0%
Industrial	544	587	(7.3)%
Other retail	35	33	6.1%
Total retail	2,210	1,978	11.7%
Sales for resale	190	89	113.5%
Unbilled	(124)	(132)	6.1%
Total retail and wholesale customer sales	2,276	1,935	17.6%

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2010	2009	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$46,498	$32,195	44.4%
Commercial	29,563	22,950	28.8%
Industrial	14,160	12,820	10.5%
Other retail	1,757	1,387	26.7%
Surcharge	4,195	5,214	(19.5)%
Other	(975)	-	-
Total retail	95,198	74,566	27.7%
Sales for resale	8,783	3,111	182.3%
Unbilled	10,967	(4,859)	325.7%
Total retail and wholesale customer sales	$114,948	$72,818	57.9%

Cleco Power’s residential customers’ demand for electricity largely is affected by weather.  Weather generally is measured in cooling-degree days and heating-degree days.  A cooling-degree day is an indication of the likelihood that a consumer will use air conditioning, while a heating-degree day is an indication of the likelihood that a consumer will use heating.  An increase in heating-degree days does not produce the same increase in revenue as an increase in cooling-degree days, because alternative heating sources are more available and because winter energy is priced below the rate charged for energy used in the summer.  Normal heating-degree days and cooling-degree days are calculated for a month by separately calculating the average actual heating- and cooling-degree days for that month over a period of 30 years.
The following chart shows how cooling- and heating–degree days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree days.

			FOR THE THREE MONTHS ENDED MARCH 31,
				2010 CHANGE
	2010	2009	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	1,307	730	977	79.0%	33.8%
Cooling-degree days	12	126	70	(90.5)%	(82.9)%

Base
Base revenue increased $42.1 million, or 57.9%, during the first quarter of 2010 compared to the first quarter of 2009.  The impact of the base rate increase that became effective on February 12, 2010, the commercial operation date of Rodemacher Unit 3, was approximately $26.8 million, while the impact from the colder winter weather and new service to a wholesale customer was approximately $15.3 million.  As a result of the implementation of new base rates, Cleco Power expects base revenue to increase 67% in 2010 as compared to 2009, assuming comparable weather.  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers increased $7.8 million, or 6.0%, during the first quarter of 2010 compared to the first quarter in 2009 primarily due to increases in the per-unit cost of power purchased for utility customers and higher volumes of fuel used for electric generation.  Partially offsetting the increase were decreases in the per-unit cost of fuel used for electric generation and lower volumes of power purchased for utility customers.  Changes in fuel costs historically have not significantly affected Cleco Power’s net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 93% of Cleco Power’s total fuel cost during the first quarter of 2010 was regulated by the LPSC, while the remainder was regulated by FERC.  Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC.  For information on Cleco Power’s current LPSC fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — LPSC Fuel Audit.”

Other Operations
Other operations revenue increased $3.3 million, or 46.6%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the receipt of $1.7 million related to mineral lease bonus payments, $0.9 million of lower net losses relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer, and $0.7 million of higher other miscellaneous revenue.  For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

Operating Expenses
Operating expenses increased $16.2 million, or 8.4%, in the first quarter of 2010 compared to the first quarter of 2009.  Fuel used for electric generation (recoverable) increased $6.2 million, or 7.2%, primarily due to higher volumes of fuel used as compared to the first quarter of 2009.  Partially offsetting this increase were lower per unit costs of fuel used for electric generation.  Power purchased for utility customers (recoverable) increased $1.6 million, or 3.8%, largely due to higher per-unit costs of purchased power.  Partially offsetting this increase were lower volumes of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased increased $0.9 million, or 23.1%, primarily due to higher capacity payments made during the first quarter of 2010.  Other operations expense increased $1.0 million, or 4.2%, primarily due to higher professional fees and transmission expenses, partially offset by lower general liability expense.  Maintenance expense increased $2.3 million, or 24.3% primarily due to higher generating station maintenance work performed during the first quarter of 2010.  Depreciation expense increased $3.8 million, or 20.2%, largely due to Rodemacher Unit 3 being placed in service and the acquisition of a 580-MW unit from Acadia.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction decreased $7.2 million, or 42.3%, during the first quarter of 2010 compared to the first quarter of 2009 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Rodemacher Unit 3.  Rodemacher Unit 3 commenced commercial operation on February 12, 2010.

Other Income
Other income decreased $0.8 million, or 63.3%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to lower revenue from mutual assistance to other utilities for restoration efforts.

Other Expense
Other expense decreased $0.7 million, or 43.5%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to lower expenses from mutual assistance to other utilities for restoration efforts.

Interest Charges
Interest charges increased $3.6 million, or 23.8%, during the first quarter of 2010 compared to the first quarter of 2009 primarily due to $2.6 million of allowance for borrowed funds used during construction associated with Rodemacher Unit 3 and $2.4 million related to the November 2009 issuance of senior notes.  Partially offsetting this increase was $1.6 million related to the repayment of medium term notes and insured quarterly notes in May 2009 and August 2009, respectively.

Income Taxes
Federal and state income taxes increased $8.7 million, or 228.8%, in the first quarter of 2010 compared to the first quarter of 2009, primarily due to an increase in pre-tax income, excluding equity AFUDC.  Federal and state income taxes increased $12.7 million for the change in pre-tax income and $1.5 million for a Medicare Part D adjustment resulting from new legislation.  These increases were offset by decreases of $0.3 million to record tax expense at the annual projected effective tax rate, $3.0 million for an adjustment related to the new rates, $1.7 million for state flow-through benefits, and $0.5 million for tax credits.  The effective income tax rate is less than the expected statutory rate due to the impact of flow-through treatment on electric plant-related differences such as equity AFUDC and a flow-through adjustment for new rates.  This is partially offset by the tax impact of the PPACA which included a change in the tax treatment for the Medicare Part D subsidy.

Midstream
	FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue
Tolling operations	$7,464	$-	$7,464	-
Other operations	1	-	1	-
Affiliate revenue	905	2,363	(1,458)	(61.7)%
Operating revenue	8,370	2,363	6,007	254.2%
Operating expenses
Other operations	2,196	1,743	(453)	(26.0)%
Maintenance	2,064	1,095	(969)	(88.5)%
Depreciation	1,443	45	(1,398)	*
Taxes other than income taxes	110	116	6	5.2%
Total operating expenses	5,813	2,999	(2,814)	(93.8)%
Operating income (loss)	$2,557	$(636)	$3,193	502.0%
Equity income (loss) from investees	$37,846	$(12,150)	$49,996	411.5%
Gain on toll settlement	$148,402	$-	$148,402	-
Interest charges	$3,432	$1,300	$(2,132)	(164.0)%
Federal and state income tax expense (benefit)	$71,388	$(5,418)	$(76,806)	*
Net income (loss)	$114,010	$(8,652)	$122,662	*
*Not meaningful

Factors affecting Midstream during the first quarter of 2010 are described below.

Evangeline
In accordance with authoritative guidance, Cleco was required to prospectively reconsolidate Evangeline with its condensed consolidated financial statements and discontinue reporting its investment in Evangeline on the equity method of accounting.  As a result, effective January 1, 2010, the assets and liabilities of Evangeline are no longer represented by one line item corresponding to Cleco's equity investment in Evangeline but instead are being reported in the appropriate

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

line items in the consolidated financial statements of Midstream.  Previously, Evangeline revenue and expenses were netted and reported on one line item as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Income.  Consequently, the chart above reflects the operating results for Evangeline for the first quarter of 2010 reported on various line items as compared to the net operating results being reported on the equity income from investees line for the first quarter of 2009.  For additional information on the reconsolidation of Evangeline, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Recent Authoritative Guidance.”

Operating Revenue
Operating revenue increased $6.0 million, or 254.2%, in the first quarter of 2010 compared to the first quarter of 2009, largely as a result of the accounting treatment of tolling operations revenue at Evangeline.  As a result of transactions related to the February 22, 2010 termination of the existing Evangeline Tolling Agreement, the execution of the Evangeline 2010 Tolling Agreement, and its reconsolidation with Cleco, Evangeline’s $7.5 million of revenue for the first quarter of 2010 is reflected in tolling operations revenue.  Affiliate revenue decreased $1.5 million, or 61.7%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to affiliate transactions with Evangeline that are now being eliminated as a result of Evangeline’s reconsolidation with Cleco.

Operating Expenses
Operating expenses increased $2.8 million, or 93.8%, in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of the reconsolidation of Evangeline with Cleco.

Equity Income from Investees
Equity income from investees increased $50.0 million, or 411.5%, during the first quarter of 2010 compared to the first quarter of 2009 primarily due to increased equity earnings at APH primarily from the recognition of a $41.0 million gain from the acquisition of one of Acadia’s two 580-MW units, the related materials and supplies, and half of its common facilities by Cleco Power.  For additional information on Acadia, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 15 — Acadia Transaction.”  Also contributing to the increase was the absence of 2009 equity losses from Evangeline and the subsequent change in method of accounting for Evangeline effective January 1, 2010.

Gain on Toll Settlement
Gain on toll settlement was $148.4 million during the first quarter of 2010 due to transactions related to the termination of the existing Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Evangeline Transactions.”

Interest Charges
Interest charges increased $2.1 million, or 164.0%, during the first quarter of 2010 compared to the first quarter of 2009 primarily due to the reconsolidation of Evangeline with Cleco.

Income Taxes
Federal and state income taxes increased $76.8 million during the first quarter of 2010 compared to the first quarter of 2009 primarily due to an increase in pre-tax income.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
At March 31, 2010, Moody’s and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable.  In November 2009, Moody’s downgraded Cleco Power’s credit rating by one level.  This downgrade placed Cleco Power’s credit rating at Moody’s at a level similar to Cleco Power’s credit rating at Standard & Poor’s.  Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held.  If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to post additional fees and higher interest rates under their bank credit agreements.  Cleco Power’s collateral for derivatives is based on the lowest rating held.  If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s or Moody’s, Cleco Power would be required to post additional collateral for derivatives.  For additional information on the impacts of a downgrade in credit ratings, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties — Cleco Power.”
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

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

Changes in any of these factors could cause the amount of requested credit support to increase or decrease.  For additional information, as well as a discussion of other factors affecting Cleco’s financial condition relating to its credit ratings, the credit ratings of its counterparties, and other credit-related risks, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks — Credit Ratings and Counterparties” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Global Economic Conditions
Current economic conditions and uncertainty may have an impact on Cleco’s business and financial condition.  Although Cleco has not experienced restrictions in the financial markets, its ability to access the capital markets may be restricted at a time when Cleco would like, or need, to do so, which could have a material impact on its ability to fund capital expenditures or debt service, or on its flexibility to react to changing economic and business conditions. Credit constraints could have a material negative impact on Cleco’s lenders or its customers, causing them to fail to meet their obligations to Cleco or to delay payment of such obligations.  The lower interest rates that Cleco has been exposed to have been beneficial to recent debt issuances; however, these rates have negatively affected interest income for Cleco’s short-term investments.  Moreover, as a result of the 2008 global economic downturn, the pension plan portfolio experienced significant losses in 2008.  If the market does not continue to improve, the plan could experience additional losses in the future.

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

Debt
At March 31, 2010, Cleco Power was in compliance with the covenants in its credit facility.  If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility, and the lender could accelerate all principal and interest outstanding.  Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.
If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay fees and interest at a rate of 0.30% higher than the current level for its $150.0 million credit facility.  A similar downgrade to the credit ratings of Cleco Power would require Cleco Power to pay fees and interest at a rate of 0.15% higher than the current level on its $275.0 million credit facility.

Cleco Consolidated
Cleco had $150.0 million of short-term debt outstanding at March 31, 2010, compared to none at December 31, 2009.  The short-term debt outstanding was a one-year bank term loan Cleco Corporation entered into in February 2010.  The bank term loan has an interest rate of one-month LIBOR plus 2.75% and matures in 2011.  At March 31, 2010, the interest rate on the term loan was 3.00%.
At March 31, 2010, Cleco’s long-term debt outstanding was $1.3 billion, of which $11.9 million was due within one year, compared to $1.3 billion outstanding at December 31, 2009, which included $11.5 million due within one year.  The long-term debt due within one year represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco, long-term debt decreased $66.2 million primarily due to a $60.0 million decrease in Cleco’s credit facility draws and $5.9 million related to a scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2010.
At March 31, 2010, Cleco had a working capital deficit of $10.2 million compared to a working capital surplus of $252.1 million at December 31, 2009.  Management intends to fund the working capital deficit with normal operating cash flows.  Included in working capital at March 31, 2010, and December 31, 2009, was $22.5 million and $29.9 million, respectively, which was restricted for the use of debt payments.  The $262.3 million decrease in working capital is primarily due to the $150.0 million issuance of a one-year term loan in February 2010, the reclassification of a portion of the Rodemacher Unit 3 deferred carrying cost regulatory liability from long-term to short-term, and an increase in current taxes payable, due to an increase in pre-tax income.
At March 31, 2010, Cleco’s Condensed Consolidate Balance Sheet reflected $2.7 billion of total liabilities compared to $2.6 billion at December 31, 2009. The $105.3 million increase in total liabilities was primarily due to the increase in short-term debt and current taxes payable, partially offset by a decrease in long-term debt.  As discussed above, short-term debt increased $150.0 million from the entry into a one-year term loan in February 2010 which was used to fund the Acadia transaction.  Long-term debt decreased $66.2 million, as discussed above.  Current taxes payable increased due to an increase in pre-tax income.
Cash and cash equivalents available at March 31, 2010, were $92.2 million combined with $390.0 million facility capacity ($115.0 million from Cleco Corporation and $275.0 million from Cleco Power) for total liquidity of $482.2 million.  Cash

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

and cash equivalents available at March 31, 2010 decreased $53.0 million when compared to cash and cash equivalents available at December 31, 2009.  This decrease is primarily due to additions to property, plant and equipment, the payment of property taxes, and the payment of common dividends.
At March 31, 2010, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  For more on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”

Cleco Corporation (Holding Company Level)
Cleco Corporation had $150.0 million short-term debt outstanding at March 31, 2010, compared to none at December 31, 2009.  The short-term debt outstanding was a one-year bank term loan Cleco Corporation entered into in February 2010.  The bank term loan has an interest rate of one-month LIBOR plus 2.75% and matures in 2011.  At March 31, 2010, the interest rate on the term loan was 3.00%.
At March 31, 2010, and December 31, 2009, Cleco Corporation had $35.0 million and $95.0 million of long-term debt outstanding.  The decrease in long-term debt was due to the decrease in draws on Cleco Corporation’s credit facility.  Cleco Corporation’s $150.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.
At March 31, 2010, $35.0 million was outstanding under Cleco Corporation’s $150.0 million credit facility leaving $115.0 available capacity.  The interest rate of outstanding borrowings under the credit facility at March 31, 2010 was 0.755%.  An uncommitted line of credit with a bank in an amount up to $10.0 million is available to support Cleco Corporation’s working capital needs.  For more information about these commitments, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Disclosures about Guarantees.”
Cash and cash equivalents available at March 31, 2010, were $8.4 million, combined with $115.0 million credit facility capacity, for total liquidity of $123.4 million.  Cash and cash equivalents available at March 31, 2010 increased $1.4 million when compared to cash and cash equivalents available at December 31, 2009, primarily due to routine working capital fluctuations.

Cleco Power
There was no short-term debt outstanding at Cleco Power at March 31, 2010, or December 31, 2009.  At March 31, 2010, Cleco Power’s long-term debt outstanding was $1.2 billion, of which $11.9 million was long-term debt due within one year, compared to $1.2 billion at December 31, 2009, of which $11.5 million was due within one year.  The $11.9 million of long-term debt due within one year represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco Power, long-term debt decreased $6.2 million primarily due to a $5.9 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2010.
At March 31, 2010, no borrowings were outstanding under Cleco Power’s $275.0 million, five-year revolving credit facility.  This facility provides for working capital and other needs.  Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 0.50%, including facility fees.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs.
At March 31, 2010, and December 31, 2009, Cleco Power had a working capital surplus of $131.6 million and $182.7 million, respectively.  Included in working capital at March 31, 2010, and December 31, 2009, was $22.5 million and $29.9 million, respectively, which was restricted for the use of debt payments.  The $51.1 million decrease in working capital is primarily due to the reclassification of a portion of the Rodemacher Unit 3 deferred carrying cost regulatory liability from long-term to short-term and an increase in current taxes payable, due to an increase in pre-tax income.
Cash and cash equivalents available at March 31, 2010, were $82.5 million, combined with $275.0 million facility capacity for total liquidity of $357.5 million.  Cash and cash equivalents decreased $55.6 million, when compared to cash and cash equivalents at December 31, 2009, primarily due to additions to property, plant and equipment and the payment of property taxes.

Midstream
Midstream had no short-term debt outstanding at March 31, 2010, or December 31, 2009.
At March 31, 2010, Evangeline had no long-term debt outstanding.  Prior to January 1, 2010, Evangeline was accounted for under the equity method.  Evangeline had $161.8 million of long-term debt outstanding at December 31, 2009, in the form of 8.82% Senior Secured bonds due 2019.  Of this amount, $8.2 million was due within one year at December 31, 2009.  The Senior Secured bonds issued by Evangeline were non-recourse to Cleco Corporation.  In February 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement and the Evangeline 2010 Tolling Agreement.  In conjunction with these transactions, JPMVEC transferred $126.6 million principal amount of Senior Secured bonds owned by JPMVEC.  The bonds were retired and the remaining $35.2 million of principal bonds were called for irrevocable redemption pursuant to their terms.  For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Evangeline Transactions.”

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At March 31, 2010, and December 31, 2009, $48.2 million and $56.4 million of cash, respectively, was restricted on Cleco Corporation’s Condensed Consolidated Balance Sheets.  At March 31, 2010, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $18.8 million reserved at Cleco Power for GO Zone project costs, $25.6 million reserved at Cleco Power for future storm restoration costs, and $3.7 million at Cleco Katrina/Rita restricted for payment of operating expenses and interest, and principal on storm recovery bonds.
At March 31, 2010, Evangeline had no restricted cash.  At December 31, 2009, Evangeline’s restricted cash, in the amount of $30.1 million, was not reflected in Cleco Corporation’s Consolidated Balance Sheets due to equity method accounting.  This cash was restricted under Evangeline’s Senior Secured bond indenture for major maintenance expenses and principal and interest payments on the Senior Secured bonds.  In February 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement.  In conjunction with the agreement, Evangeline’s restricted cash was released to Cleco Corporation.  For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Evangeline Transactions.”

Cleco Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $53.8 million during the first three months of 2010, compared to net cash used in operating activities of $22.5 million during the first three months of 2009.
Cash provided by operating activities during the first three months of 2010 increased $76.3 million from the first three months of 2009, primarily due to lower fuel, materials, and supplies purchases, lower retainage payments, the collection of a long-term receivable, and lower prepaid margins.

Net Investing Cash Flow
Net cash used in investing activities was $142.6 million during the first three months of 2010, compared to $32.6 million during the first three months of 2009.  Net cash used in investing activities during the first three months of 2010 was higher than 2009 primarily due to additions to property, plant and equipment.
During the first three months of 2010, Cleco had additions to property, plant and equipment, net of AFUDC of $166.8 million, an $8.8 million investment in New Market Tax Credits, and a $6.0 million investment in Acadia.  This was partially offset by the transfer of $38.4 million of cash from restricted accounts, primarily related to Evangeline.
During the first three months of 2009, Cleco had additions to property, plant and equipment, net of AFUDC of $49.4 million, a $6.9 million investment in Acadia, and a $3.9 million investment in New Market Tax Credits.  This was partially offset by the transfer of $28.0 million of cash from restricted accounts, primarily related to solid waste disposal and GO Zone bonds.

Net Financing Cash Flow
Net cash provided by financing activities was $35.8 million during the first three months of 2010, compared to $43.6 million during the first three months of 2009.  Net cash provided by financing activities during the first three months of 2010 was lower than the first three months of 2009 primarily due to higher retirements of long-term obligations and lower issuances of long-term debt, partially offset by higher issuance of short-term debt.
During the first three months of 2010, Cleco retired $101.1 million of long-term debt, consisting of $35.2 million of Evangeline debt, $60.0 million of credit facility draws and $5.9 million of long-term bonds.  Cleco also used $13.6 million for the payment of common stock dividends.  This was partially offset by the issuance of $150.0 million of short-term debt.
During the first three months of 2009, Cleco received proceeds of $65.0 million from credit facility draws.  This was partially offset by $8.2 million of cash used for repayment of long-term bonds, and $13.5 million used for the payment of common stock dividends.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash used in operating activities was $19.1 million during the first three months of 2010, compared to net cash provided by operating activities of $15.2 million during the first three months of 2009.
Cash provided by operating activities during the first three months of 2010 decreased $34.3 million from 2009, primarily due to lower collections of accounts receivable, higher payments made to affiliates, and the absence of tax refunds received in 2009.  These were partially offset by higher net income, lower fuel, materials, and supplies purchases, and lower retainage payments.

Net Investing Cash Flow
Net cash used in investing activities was $5.2 million during the first three months of 2010, compared to $21.2 million during the first three months of 2009.  Net cash used in investing activities during 2010 was lower than the first three months of 2009 primarily due to fewer additions to property, plant and equipment.
During the first three months of 2010, Cleco Power had additions to property, plant and equipment, net of AFUDC of $13.5 million.  This was partially offset by the transfer of $8.3 million of cash from restricted accounts, primarily related to solid waste disposal and GO Zone bonds.
During the first three months of 2009, Cleco Power had additions to property, plant and equipment, net of AFUDC of $49.3 million.  This was partially offset by the transfer of $28.0

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

million of cash from restricted accounts, primarily related to solid waste disposal and GO Zone bonds.

Net Financing Cash Flow
Net cash used in financing activities was $31.4 million during the first three months of 2010, compared to $8.5 million during the first three months of 2009.  Net cash used in financing activities during the first three months of 2010 was higher than the first three months of 2009 primarily due to a $25.0 million distribution made to Cleco, partially offset by $2.3 million of lower retirements of long-term debt.

Contractual Obligations and Other Commitments
Cleco, in the normal course of business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in the Consolidated Balance Sheets while other commitments, some firm and some based on uncertainties, are not reflected in the consolidated financial statements.
For additional information regarding Cleco’s Contractual Obligations and Other Commitments, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Contractual Obligations and Other Commitments” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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
The off-balance sheet commitments are not recognized on Cleco Corporation’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform the obligations under their contracts and that it is not probable that payments by Cleco will be required.  These commitments do not reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  However, in the future these commitments could reduce the available borrowings if contractual debt limits are exceeded.  Cleco’s off-balance sheet commitments as of March 31, 2010, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

		AT MARCH 31, 2010
	FACE		NET
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$177,400	$135,000	$42,400
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500
Guarantee to Cleco Power on behalf of Acadia	6,750	-	6,750
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725	-	3,725
Total	$188,375	$135,000	$53,375

Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of March 31, 2010, the aggregate guarantee of $177.4 million is limited to $42.4 million due to the performance of some of the underlying obligations that were guaranteed.  Management believes it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims.  The discounted probability-weighted liability under the guarantees and indemnifications as of March 31, 2010, was $0.3 million.
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement.  This guarantee will be effective through the life of the agreement.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.  Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $3.7 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.

Disclosures about Guarantees
In February 2010, Cleco Power acquired one of Acadia’s two 580-MW units and 50% of related common facilities. Acadia provided limited guarantees and indemnifications to Cleco Power under the Master Reorganization and Redemption Agreement.  Acadia recorded an indemnification liability and a corresponding reduction of the gain of $13.5 million which represents the fair value of these indemnifications.  In a related agreement, APH agreed to accept 50% of Acadia’s indemnification liability that would be held by the third parties who indirectly own 50% of Acadia in return for $6.8 million received from the third parties.  The $6.8 million was recorded as an indemnification liability by APH.  Events that would

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

require payments to Cleco Power pursuant to the indemnity include, but are not limited to:

▪	Environmental costs that were caused by events occurring before the transaction;
▪	Claims against Cleco Power for liabilities retained by Acadia;
▪	Certain defects of the unit that are discovered prior to September 30, 2010; and
▪	Breach of fundamental representations of Acadia, such as legal existence, clear ownership of the unit and valid authorization to dispose of the unit.

Acadia and APH will be released from the underlying liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising.  The indemnification obligation is expected to have a term of approximately three years, which reflects both contractual expiration of the underlying indemnifications and management’s assumptions about the decreasing probability of a payment due to the passage of time.  After the three-year period, a residual value of less than $0.1 million will remain.  At March 31, 2010, the liability recognized represents the risk of payment.
As part of the Lignite Mining Agreement amended in 2009, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At March 31, 2010, Cleco Power had a liability of $3.8 million related to the amended agreement.  The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap.  The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment.  Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations.  The lignite mining contract is in place until 2026 and does not affect the amount Cleco Corporation can borrow under is credit facility.
The following table summarizes the expected termination dates of the off-balance sheet commitments, guarantees, and standby letter of credit discussed above:

				AT MARCH 31, 2010
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Off-balance sheet commitments	$42,900	$-	$-	$-	$42,900
Guarantees	6,750	2,036	4,714	-	-
Standby letter of credit	3,725	3,725	-	-	-
Total commercial commitments	$53,375	$5,761	$4,714	$-	$42,900

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

Regulatory Matters

Wholesale Rates of Cleco
For information on the wholesale rates of Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition —
Liquidity and Capital Resources — Regulatory Matters — Wholesale Rates of Cleco” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Retail Rates of Cleco Power
In June 2009, Cleco Power filed its monitoring report for the 12-month period ended September 30, 2008.  In January 2010, the Staff completed its review and indicated no customer refunds were due for this period.  In January 2010, Cleco Power also filed its monitoring report for the 12-month period ended September 30, 2009, and Cleco Power anticipates the LPSC will complete its review of this period by the end of 2010.
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit.  In any calendar year during the construction period, the amount collected from customers was not to exceed 6.5% of Cleco Power’s projected retail revenues.  Cleco Power began collection of the carrying costs and established a regulatory liability in May 2006.  In October 2009, the LPSC voted unanimously to approve Cleco Power’s retail rate plan.  The retail

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

rate plan established that Cleco Power return $183.2 million to customers over a five-year period and record a regulatory asset for all amounts above the actual amount collected from customers.  On February 12, 2010, Rodemacher Unit 3 commenced commercial operation and the new rates became effective.  At that time, Cleco Power began returning the construction carrying costs to customers and amortizing the regulatory asset over a five-year period.  In March 2010, the LPSC issued an order changing the period of return from five years to four years and established that Cleco Power return $167.9 million to customers over the four-year period.
For information on certain other regulatory aspects of retail rates concerning Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Wholesale Electric Markets
For information on regulatory aspects of wholesale electric markets affecting Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Retail Electric Markets
For a discussion of the regulatory aspects of retail electric markets affecting Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Generation RFP
For a discussion of the results of Cleco Power’s 2007 Long-Term RFP, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Generation RFP” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Rodemacher Unit 3
In May 2006, Cleco Power began construction of Rodemacher Unit 3, a 600-MW solid fuel power plant at its Rodemacher facility.  The unit commenced commercial operations on February 12, 2010.  Rodemacher Unit 3 is capable of burning various solid fuels, but initially will primarily burn petroleum coke produced by several refineries throughout the Gulf Coast region.  Cleco Power has entered into contracts with suppliers to collectively supply over 1.4 million tons of petroleum coke annually for a three-to five-year period beginning in 2009, representing over 90% of Rodemacher Unit 3 fuel requirements for such period.  As of March 31, 2010, Cleco Power’s inventory at Rodemacher was in excess of 369,000 tons of petroleum coke for future consumption.
In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which has subsequently been amended by the parties.  Under the amended contract, the lump-sum price is $795.6 million.  Various claims remain in dispute resolution between Cleco Power and Shaw including the claims for force majeure related costs, which have been agreed upon as not to exceed $24.0 million, less a settlement credit of $6.0 million plus various outstanding claims totaling approximately $1.3 million relating to fuel moisture, water and steam quality, and slope failure.  As of March 31, 2010, Cleco Power had incurred approximately $993.7 million in total project costs, including AFUDC.  The Rodemacher Unit 3 budget remains within 1% of its estimated projection of $1.0 billion, as the resulting additional AFUDC costs from delays were principally offset by Shaw payments for delay liquidated damages under the Amended EPC Contract in the amount of $18.2 million.  In addition to the claims above, Shaw is seeking recovery of the $18.2 million of liquidated damages.  While the project achieved commercial operations, Shaw must correct various identified items, meet a 30-day reliability performance test, and provide services under a one-year warranty.  In support of Shaw’s performance obligations, Cleco Power, as of March 31, 2010, is retaining two letters of credit collectively in the amount of $117.5 million, an additional $0.8 million of payment retainage, as well as a $200.0 million payment and performance bond in favor of Cleco Power as specified under the Amended EPC Contract.  The retention and remaining letters of credit are provided in support of Shaw’s potential payment of liquidated damages, or other payment performance obligations.

Lignite Deferral
At March 31, 2010, and December 31, 2009, Cleco Power had $23.6 million and $24.2 million, respectively, in deferred lignite mining costs remaining uncollected.
For additional information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Acadiana Load Pocket
In September 2008, Cleco Power entered into an agreement with Lafayette Utilities System, a municipal utility, and Entergy Gulf States, to upgrade certain interconnected transmission systems in south Louisiana.  The project received the LPSC’s approval in February 2009 and confirmation that it is in the public’s interest.  Also in February 2009, approval was received from the SPP, Cleco Power’s reliability coordinator, to begin construction.  The joint project includes expanding and upgrading the electric transmission infrastructure in south

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

central Louisiana in an area known as the “Acadiana Load Pocket.”
The project includes upgrades to certain existing electric facilities as well as the construction of new substations, transmission lines, and capacitor banks.  The total estimated cost is approximately $250.0 million.  Each utility is responsible for various components of the project.  Cleco Power’s portion of the cost is approximately $150.0 million, including AFUDC.  The first phase of construction began in September 2009, with the final phase scheduled to be completed in 2012.  At March 31, 2010, Cleco Power had spent $20.6 million on the Acadiana Load Pocket project.  Upgrading the interconnected transmission system is expected to increase capacity, reduce transmission constraints, and improve electric service for customers served by all three utilities.

Advanced Metering Infrastructure
In October 2009, Cleco Power received notification of its selection to receive a $20.0 million grant from the DOE to deploy advanced metering infrastructure technology for Cleco Power’s approximate 277,000 customers.  Cleco Power applied to the DOE under a small grant process, which capped the grant award at $20.0 million.  The DOE selected 100 smart-grid initiatives out of approximately 400 applications for funding under the smart-grid investment grant program.  The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009.  On May 3, 2010, Cleco Power accepted the terms of the $20.0 million grant from the DOE.
Implementing smart-grid technology includes installing smart meters with two-way communication capabilities along with implementing a territory-wide communication network and data management system.  Cleco Power’s primary initial benefit is savings gained through operational efficiencies.  Another benefit is increased information about customer usage, which will give Cleco Power better distribution system planning data, better response to customer usage questions, and faster detection and restoration of system outages.  Future benefits could include providing customers with real-time energy usage information and rate options.  These benefits may also require other significant capital investments.
Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million.  In April 2010, Cleco Power received board approval for the project conditioned upon approval by the LPSC.  Cleco Power expects to file an application with the LPSC during the second quarter of 2010 and will request expedited approval prior to the end of 2010.  Upon approval from the LPSC, Cleco Power expects to complete the project by the first quarter of 2013.  If Cleco Power does not receive LPSC approval, the project will be re-evaluated at that time.

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
At March 31, 2010, Cleco Power had incurred $9.6 million of the estimated $31.0 million total expenditures for this project.  This estimate includes the necessary upgrades to allow the purchased unit to also function as a generation resource suitable for peaking capacity.  Phase I of the project, which included procurement of the gas turbine, has been completed.  Phase II, which includes site construction, is expected to begin in the second quarter of 2010, and the project is expected to be completed in the second quarter of 2011.

Franchises
In July 2009, the City of Opelousas notified Cleco Power that it would begin formally requesting proposals from other power companies to supply its electricity needs. The current agreement is set to expire in August 2011.  In November 2009, the City of Opelousas received responses from power companies from which it solicited bids declining its request for proposals to provide power to the City.  The Mayor formed a citizens committee to determine if the City of Opelousas should operate its power system or continue the operating and franchise agreement with Cleco Power.  In December 2009, the City of Opelousas requested an extension under the operating and franchise agreement to perform the review.  Cleco Power granted an extension until December 31, 2010.  For the twelve-month period ended March 31, 2010, Cleco Power’s base revenue from the City of Opelousas was $8.8 million.  Approximately 10,000 customers are located in the City of Opelousas.  While the City of Opelousas owns a portion of the power system, Cleco Power has performed upgrades and expansions since May 1991, which was the inception of the operating and franchise agreement.  If the operating and franchise agreement is not renewed by the City of Opelousas, the City of Opelousas will be liable to Cleco Power for the cost of the upgrades and expansions for approximately $9.0 million.
On March 9, 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana on behalf of three Cleco Power customers in Opelousas, Louisiana.  The complaint alleges that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers.  The plaintiffs allege that Cleco Power should have established, solely for customers in Opelousas, retail rates that are separate and distinct from the retail rates that apply to other customers of Cleco Power and that Cleco Power should not collect from customers in Opelousas the storm surcharge

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

approved by the LPSC following Hurricanes Katrina and Rita.  Cleco Power currently operates in Opelousas pursuant to a franchise granted to Cleco Power by the city of Opelousas in 1986 and an Operating and Franchise Agreement dated May 14, 1991, pursuant to which Cleco Power operates its own electric facilities and leases and operates electric facilities owned by the city of Opelousas.
In April 2010, Cleco Power filed a petition with the LPSC appealing to its expertise in declaring that the ratepayers of Opelousas have been properly charged the rates that are applicable to Cleco Power’s retail customers and that no overcharges have been collected.  In addition, Cleco Power removed the purported class action lawsuit filed on behalf of Opelousas electric customers from state to the U.S. District Court for the Western District of Louisiana, so that it could be properly addressed under the terms of the Class Action Fairness Act.  The investigation into the allegations is still ongoing.  Management believes that this lawsuit will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.
For additional information on Cleco Power’s electric service franchises, please read “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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
On April 1, 2010, the EPA and the Department of Transportation (DOT) issued final rules establishing greenhouse gas (GHG) emission standards for certain motor vehicles under Title II of the Clean Air Act.  The rule, known as the Tailpipe Rule, requires improvements in fuel economy for automobiles and light duty trucks beginning in model year 2012. By regulating GHGs from motor vehicles, the EPA has made GHGs “regulated air pollutants” for purposes of the Prevention of Significant Deterioration (PSD) air permitting program.  Hence, any new or modified major sources of GHGs, such as power plants, will now be required to obtain PSD permits and undertake Best Available Control Technology (BACT) determinations for their GHG emissions. The EPA has also issued a final determination known as the Johnson Memo Reconsideration, which states that PSD permitting requirements will not apply to newly regulated pollutants, such as GHGs, until a regulatory requirement to control emissions of that pollutant takes effect. Under the EPA’s new Tailpipe Rule, the emissions control requirements do not take effect until January 2, 2011. Therefore, based on EPA statements, those new and modified major sources subject to PSD permitting for non-GHG pollutants now will be required to consider GHG emissions in permit applications as of January 2, 2011.
For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Recent Authoritative Guidance
For a discussion of recent authoritative guidance, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Recent Authoritative Guidance” of this form 10-Q, which discussion is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

Cleco’s critical accounting policies include those accounting policies that are both important to Cleco’s financial condition and results of operations and those that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation’s segments or to Cleco as a consolidated entity.  The financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require Cleco to make estimates and assumptions.  Estimates and assumptions about future events and their effects cannot be made with certainty.  Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment.  Actual results may differ significantly from these estimates under different assumptions or conditions.  For a discussion of Cleco’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three months ended March 31, 2010, and March 31, 2009.  The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2010 and the first quarter of 2009.  Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2010 and the first quarter of 2009, see “— Results of Operations — Comparison of the Three Months Ended March 31, 2010, and 2009 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.  Recent market conditions have limited the availability and have increased the costs of capital for many companies.  The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses.  After assessing the current operating performance, liquidity, and credit ratings, management believes that it will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  Cleco Corporation and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held.  If Cleco Corporation or Cleco Power’s credit ratings were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation and Cleco Power would be required to pay additional fees and higher interest rates under their respective bank credit facilities.  Cleco Power’s collateral for derivatives is based on the lowest rating held.  If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s or Moody’s, Cleco Power would be required to pay additional collateral for derivatives.

Interest Rate Risks
Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix, for example, refinancing balances outstanding under its variable-rate credit facility with fixed-rate debt.  For details, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Debt.”  Calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.
Sensitivity to changes in interest rates for fixed-rate obligations is computed by calculating the current fair market value using a net present value model based upon a 1% change in the average interest rate applicable to such debt.  Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
At March 31, 2010, Cleco had $150.0 million of short-term variable rate debt outstanding with an interest rate of LIBOR plus 2.75%.  Each 1% increase in the interest rate applicable

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

 to such debt would cause a $1.5 million decrease in pre-tax earnings of Cleco.
At March 31, 2010, Cleco Corporation had $35.0 million principal amount of long-term variable-rate debt outstanding under its $150.0 million five-year credit facility at an interest rate of 0.755%.  The borrowings under the credit facility are considered long-term as the credit facility does not expire until June 2011.  The borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.  Each 1% increase in the interest rate applicable to such debt would have resulted in a $0.4 million decrease in pre-tax earnings of Cleco.
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
During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010.  These transactions are derivatives as defined by the authoritative guidance on derivatives and hedging but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue.  At March 31, 2010, the positions had a negative mark-to-market value of $0.7 million, which is a decrease of $0.3 million from the negative mark-to-market value of $0.4 million at December 31, 2009.  In addition, these positions resulted in a realized loss of $0.2 million during the first three months of 2010.  In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in the market value of open natural gas positions and ultimately in Cleco Power’s future earnings.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate the volatility in customer fuel costs, as encouraged by an LPSC order.  Cleco Power’s fuel stabilization policy targets higher levels of minimum hedging percentages and mitigates the volatility in customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles.  Based on market prices at March 31, 2010, the net mark-to-market impact related to open natural gas positions at March 31, 2010, were losses of $32.4 million.  The majority of these natural gas positions will close over the next twelve months.  Deferred losses relating to closed natural gas positions at March 31, 2010, and December 31, 2009, totaled $5.3 million and $2.6 million, respectively.
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
Based on these assumptions, the VaR relating to Cleco Power’s hedge transactions for the three months ended March 31, 2010, as well as the VaR at December 31, 2009, is summarized below.

	FOR THE THREE MONTHS ENDED MARCH 31, 2010			AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2010	2009
Economic hedges	$139.2	$38.6	$77.1	$38.6	$110.9
Fuel cost hedges	$3,650.4	$1,180.8	$2,181.7	$1,354.7	$2,848.5

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
Cleco Power had no short-term variable-rate debt as of March 31, 2010.
At March 31, 2010, Cleco Power had $50.0 million of long-term variable-rate debt outstanding with an interest rate of 3.00% plus one-month LIBOR.  Each 1% increase in the interest rate applicable to such debt would cause a $0.5 million decrease in the pre-tax earnings of Cleco Power.  During 2009, Cleco Power locked in an interest rate swap, effective concurrent with issuing the $50.0 million variable-rate debt, for the notional amount of the debt requiring a monthly net settlement between Cleco Power’s fixed 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  Each 1% increase in the interest rate applicable to the interest rate swap would cause a $0.5 million increase in the pre-tax earnings of Cleco Power.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

At March 31, 2010, Cleco Power had no borrowings outstanding under its $275.0 million five-year credit facility.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4 AND 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of March 31, 2010, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power LLC (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including the CEO and CFO, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2010, and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

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

ITEM 1A.     RISK FACTORS

Other than the addition of the risk factor described below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”).  For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2009 Annual Report on Form 10-K.  The risk factor below should be read in conjunction with the risk factors disclosed in the 2009 Annual Report on Form 10-K.

Health Care Reform

Cleco may see increased costs arising from health care reform.
In March 2010, Congress passed, and the President signed, the PPACA. This law may have a significant impact on health care providers, insurers and others associated with the health care industry.  Cleco is currently evaluating the impact of this comprehensive law on its business.  Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems. It is uncertain what legislative programs, if any, will be adopted in the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation.

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

ITEM 5.     OTHER INFORMATION

Amendment of Cleco Power Organizational Documents
On April 30, 2010, the Board of Directors of Cleco Corporation approved the amendment and restatement of the Articles of Organization (as amended and restated, the “First Amended and Restated Articles of Organization”) and the Operating Agreement (as amended and restated, the “First Amended and Restated Operating Agreement,” and together with the First Amended and Restated Articles of Organization, the “Amended and Restated Organizational Documents”) of Cleco Power.  The Board of Directors of Cleco Corporation adopted the Amended and Restated Organizational Documents to, among other things, appoint Cleco Corporation employee(s) to Cleco Power’s Board of Managers and thus conform the Amended and Restated Organizational Documents and Cleco Power’s governance procedures to those of Cleco Corporation’s other subsidiary limited liability companies.
The foregoing description of the Amended and Restated Organizational Documents does not purport to be complete and is qualified in its entirety by reference to the First Amended and Restated Articles of Organization and the First Amended and Restated Operating Agreement being filed with this report as Exhibits 3.2 and 3.3, respectively, and which documents are incorporated by reference herein.

Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of Cleco Corporation was held April 30, 2010, in Pineville, Louisiana.
(b)
Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to management’s nominees, and all nominees listed in the Proxy Statement were elected.

(c)	The following is a tabulation of the votes cast upon each proposal presented at the Annual Meeting of Shareholders of Cleco Corporation on April 30, 2010.
(1)Election of Directors to serve until the 2013 Annual Meeting of Shareholders:

CLASS III DIRECTORS	FOR	WITHHELD	ABSTAIN	BROKER NON-VOTE
Sherian G. Cadoria	48,317,340	1,769,819	0	6,190,187
Richard B. Crowell	48,476,051	1,611,108	0	6,190,187
Michael H. Madison	48,637,547	1,449,612	0	6,190,187
W.L. Westbrook	48,701,631	1,385,528	0	6,190,187

The term of office as a director of each of Messrs. J. Patrick Garrett, Elton R. King, Logan W. Kruger, William L. Marks, Robert T. Ratcliff, Sr., Peter M. Scott III, Shelley Stewart, Jr., and William H. Walker, Jr. continued after the meeting.

(2)Ratification of the Audit Committee’s appointment of PricewaterhouseCoopers LLP as Cleco’s independent registered public accounting firm for the fiscal year ending December 31, 2010:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
55,169,424	889,285	218,637	0

(3)Consideration of a shareholder proposal requesting the board of directors to take steps necessary to eliminate the classification of the board of directors so as to require that all directors be elected annually.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
42,587,200	3,270,355	1,767,055	8,652,736

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO CORPORATION
3.1	Bylaws of Cleco Corporation, revised effective April 1, 2010
12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three- and twelve-month periods ended March 31, 2010, for Cleco Corporation

31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO POWER
3.2	First Amended and Restated Articles of Organization of Cleco Power LLC, dated April 30, 2010
3.3	First Amended and Restated Operating Agreement of Cleco Power LLC, dated April 30, 2010
4.1	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority
4.2	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three- and twelve-month periods ended March 31, 2010, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  May 5, 2010

CLECO CORPORATION
CLECO POWER	2010 1ST QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  May 5, 2010