Form 10-Q
period 2010-06-30
CLECO POWER LLC; CLECO CORP
filed 2010-08-04
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
__________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Large accelerated filer ☐           Accelerated filer ☐                  Non-accelerated filer ☒  (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒
Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at July 30, 2010

Cleco Corporation	Common Stock, $1.00 Par Value	60,730,766

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

This Combined Quarterly Report on Form 10-Q is separately filed by Cleco Corporation and Cleco Power.  Information in this filing relating to Cleco Power is filed by Cleco Corporation and separately by Cleco Power on its own behalf.  Cleco Power makes no representation as to information relating to Cleco Corporation (except as it may relate to Cleco Power) or any other affiliate or subsidiary of Cleco Corporation.
This report should be read in its entirety as it pertains to each respective Registrant.  The Notes to the Unaudited Condensed Consolidated Financial Statements are combined.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

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
Acadia
Acadia Power Partners, LLC and its combined-cycle, natural gas-fired power plant near Eunice, Louisiana, which is 100% owned by Cajun and consists of Acadia Unit 2.  Prior to February 23, 2010, Acadia was 50% owned by APH and 50% owned by Cajun and consisted of Acadia Unit 1 and Acadia Unit 2.

Acadia Unit 1	Cleco Power’s 580-MW unit, combined cycle, natural gas-fired power plant located at the Acadia Power Station near Eunice, Louisiana
Acadia Unit 2	Acadia’s 580-MW unit, combined cycle, natural gas-fired power plant located at the Acadia Power Station near Eunice, Louisiana
Acadiana Load Pocket
An area in south central Louisiana that has experienced transmission constraints caused by local load and lack of generation.  Transmission within the Acadiana Load Pocket is owned by several entities, including Cleco Power.

AFUDC	Allowance for Funds Used During Construction
Amended EPC Contract
Amended and Restated EPC Contract between Cleco Power and Shaw, executed on May 12, 2006, for engineering, procurement, and construction of Madison Unit 3, as amended by Amendment No. 1 thereto effective March 9, 2007, Amendment No. 2 thereto dated as of July 2, 2008, Amendment No. 3 thereto dated as of July 22, 2009, and Amendment No. 4 thereto dated October 19, 2009.

Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation
Cajun	Cajun Gas Energy L.L.C., 50% owned by APH and 50% owned by third parties. Prior to February 23, 2010, Cajun was 100% owned by third parties.
CES	Calpine Energy Services, L.P.
CLE Intrastate	CLE Intrastate Pipeline Company LLC, a wholly owned subsidiary of Midstream
Cleco Innovations LLC	A wholly owned subsidiary of Cleco Corporation
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Coughlin	Coughlin Power Station, a combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana. On June 11, 2010, Evangeline Power Station was renamed Coughlin Power Station.
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC
DOE	United States Department of Energy
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C., formerly Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline
Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its combined cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana.  On June 11, 2010, the power plant was renamed Coughlin Power Station.

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

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection Agreement and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
JPMVEC	J.P. Morgan Ventures Energy Corporation. In September 2008, BE Louisiana LLC was merged into JPMVEC.
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001.
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Madison Unit 3
A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana that commenced commercial operation on February 12, 2010.  Prior to June 11, 2010, Madison Unit 3 was known as Rodemacher Unit 3.

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
NERC	North American Electric Reliability Corporation
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation.
PPACA	Patient Protection and Affordable Care Act (HR 3590)
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
SPP	Southwest Power Pool
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
Teche	Teche Electric Cooperative, Inc.
VaR	Value-at-risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Combined Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results.  All statements other than statements of historical fact included in this Combined Quarterly Report are forward-looking statements, including, without limitation, statements regarding Madison Unit 3; JPMVEC’s performance under the Evangeline 2010 Tolling Agreement; future capital expenditures; projections, including with respect to base revenue; business strategies; goals, beliefs, plans and objectives; market developments; development and operation of facilities; the Registrants’ election under a recently enacted pension funding relief law; expansion of service to a current customer and service to new customers; future environmental regulations and remediation liabilities; and the anticipated outcome of various regulatory and legal proceedings.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

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

▪	The current global and U.S. economic environment;

▪	Credit ratings of Cleco Corporation and Cleco Power;

▪	Ability to remain in compliance with debt covenants;

▪
Changing market conditions and a variety of other factors associated with physical energy, financial transactions, and energy service activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rates, and warranty risks;

▪	The availability and use of alternative sources of energy and technologies;

▪	Impact of the imposition of energy efficiency requirements or of increased conservation efforts of customers;

▪	Reliability of Madison Unit 3 during its first year of commercial operations;

▪	Acts of terrorism or other man-made disasters;

▪	Availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates or market perceptions of the electric utility industry and energy-related industries;

▪	Uncertain tax positions;

▪	Employee work force factors, including work stoppages and changes in key executives;

▪
Legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects, including the joint project to upgrade the Acadiana Load Pocket transmission system, Entergy Louisiana’s acquisition of Acadia Unit 2, the Teche Blackstart unit project, and the AMI project;

▪	Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters;

▪	Changes in federal, state, or local laws, and changes in tax laws or rates, or regulating policies;

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

▪
The impact of current or future environmental laws and regulations, including those related to greenhouse gases and energy efficiency, which could limit, or terminate, the operation of certain generating units, increase costs, reduce customer demand for electricity or otherwise materially adversely impact the Registrants’ financial condition or results of operations;

▪	Ability of Cleco Power to recover, from its retail customers, the costs of compliance with environmental laws and regulations; and

▪	Ability of the Dolet Hills lignite reserve to provide sufficient fuel to the Dolet Hills Power Station until at least 2026.

For additional discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read “Risk Factors” in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, and the Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  All subsequent written and oral forward-looking statements attributable to the Registrants or persons acting on their behalf are expressly qualified in their entirety by the factors identified above.
The Registrants undertake no obligation to update any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2010	2009
Operating revenue
Electric operations	$261,101	$195,651
Tolling operations	4,399	-
Other operations	10,245	8,712
Affiliate revenue	158	2,863
Total operating revenue	275,903	207,226
Operating expenses
Fuel used for electric generation	81,558	50,326
Power purchased for utility customers	24,508	56,547
Other operations	29,845	25,941
Maintenance	21,633	14,766
Depreciation	29,798	19,479
Taxes other than income taxes	8,565	8,300
Gain on sales of assets	(98)	-
Total operating expenses	195,809	175,359
Operating income	80,094	31,867
Interest income	80	271
Allowance for other funds used during construction	359	17,538
Equity loss from investees	(1,129)	(3,125)
Other income	266	1,633
Other expense	(2,577)	(480)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount, net of capitalized interest	24,663	20,150
Allowance for borrowed funds used during construction	(145)	(6,421)
Total interest charges	24,518	13,729
Income before income taxes	52,575	33,975
Federal and state income tax expense	17,389	6,949
Net income	35,186	27,026
Preferred dividends requirements, net of tax	12	12
Net income applicable to common stock	$35,174	$27,014
Average shares of common stock outstanding
Basic	60,431,930	60,175,528
Diluted	60,705,269	60,451,665
Basic earnings per share
Net income applicable to common stock	$0.58	$0.45
Diluted earnings per share
Net income applicable to common stock	$0.58	$0.45
Cash dividends declared per share of common stock	$0.250	$0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009
Net income	$35,186	$27,026
Other comprehensive income, net of tax:
Amortization of post-retirement benefit net (loss) income (net of tax benefit of $6 in 2010 and $14 in 2009)	(9)	1
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $23 in 2010)	(37)	-
Reclassification of interest expense on interest rate swap (net of tax expense of $76 in 2010)	121	-
Reclassification of interest expense on treasury rate lock (net of tax benefit of $16 in 2010)	(26)	-
Total other comprehensive income, net of tax	49	1
Comprehensive income, net of tax	$35,235	$27,027
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2010	2009
Operating revenue
Electric operations	$513,899	$398,517
Tolling operations	11,863	-
Other operations	21,119	15,820
Affiliate revenue	1,307	5,825
Total operating revenue	548,188	420,162
Operating expenses
Fuel used for electric generation	176,140	138,629
Power purchased for utility customers	72,727	102,265
Other operations	56,499	50,892
Maintenance	35,470	25,325
Depreciation	54,051	38,613
Taxes other than income taxes	17,367	15,333
Gain on sales of assets	(57)	-
Total operating expenses	412,197	371,057
Operating income	135,991	49,105
Interest income	242	682
Allowance for other funds used during construction	10,165	34,529
Equity income (loss) from investees	36,718	(14,876)
Gain on toll settlement	148,402	-
Other income	807	2,674
Other expense	(2,962)	(1,332)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount, net of capitalized interest	50,670	41,466
Allowance for borrowed funds used during construction	(3,718)	(12,634)
Total interest charges	46,952	28,832
Income before income taxes	282,411	41,950
Federal and state income tax expense	97,256	8,275
Net income	185,155	33,675
Preferred dividends requirements, net of tax	23	23
Net income applicable to common stock	$185,132	$33,652
Average shares of common stock outstanding
Basic	60,374,233	60,132,358
Diluted	60,519,066	60,279,903
Basic earnings per share
Net income applicable to common stock	$3.07	$0.56
Diluted earnings per share
Net income applicable to common stock	$3.06	$0.56
Cash dividends declared per share of common stock	$0.475	$0.450
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009
Net income	$185,155	$33,675
Other comprehensive (loss) income, net of tax:
Amortization of post-retirement benefit net (loss) income (net of tax benefit of $12 in 2010 and $27 in 2009)	(19)	3
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $131 in 2010)	(210)	-
Reclassification of interest expense on interest rate swap (net of tax expense of $153 in 2010)	246	-
Reclassification of interest expense on treasury rate lock (net of tax benefit of $32 in 2010)	(51)	-
Total other comprehensive (loss) income, net of tax	(34)	3
Comprehensive income, net of tax	$185,121	$33,678
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2010	AT DECEMBER 31, 2009
Assets
Current assets
Cash and cash equivalents	$52,155	$145,193
Restricted cash	22,971	29,941
Customer accounts receivable (less allowance for doubtful accounts of $573 in 2010 and $1,173 in 2009)	43,926	29,550
Accounts receivable – affiliate	830	12,129
Other accounts receivable (less allowance for doubtful accounts of $1,211 in 2010 and $0 in 2009)	34,110	28,878
Taxes receivable	-	15,449
Unbilled revenue	56,918	21,975
Fuel inventory, at average cost	77,544	80,038
Material and supplies inventory, at average cost	46,791	41,410
Risk management assets, net	1,070	2,854
Accumulated deferred federal and state income taxes, net	4,130	6,799
Accumulated deferred fuel	25,534	35,059
Cash surrender value of company-/trust-owned life insurance policies	30,566	30,269
Prepayments	3,986	3,571
Regulatory assets – other	13,469	9,914
Other current assets	2,814	896
Total current assets	416,814	493,925
Property, plant and equipment
Property, plant and equipment	3,760,963	2,144,491
Accumulated depreciation	(1,132,984)	(999,204)
Net property, plant and equipment	2,627,979	1,145,287
Construction work in progress	121,462	1,101,743
Total property, plant and equipment, net	2,749,441	2,247,030
Equity investment in investees	84,401	251,617
Prepayments	4,844	5,096
Restricted cash, less current portion	25,958	26,510
Regulatory assets and liabilities – deferred taxes, net	205,226	191,844
Regulatory assets – other	259,181	273,880
Net investment in direct financing lease	13,913	-
Intangible asset	151,027	157,098
Other deferred charges	16,306	47,847
Total assets	$3,927,111	$3,694,847
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)

(THOUSANDS)	AT JUNE 30, 2010	AT DECEMBER 31, 2009
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Short-term debt	$150,000	$-
Long-term debt due within one year	21,869	11,478
Accounts payable	84,523	111,358
Retainage	1,008	813
Accounts payable – affiliate	1	2,370
Customer deposits	37,013	34,195
Taxes accrued	39,813	-
Interest accrued	11,860	11,880
Risk management liability, net	8,658	13,767
Regulatory liabilities – other	66,988	33,592
Deferred compensation	6,724	7,091
Other current liabilities	13,719	15,260
Total current liabilities	442,176	241,804
Deferred credits
Accumulated deferred federal and state income taxes, net	502,008	460,894
Accumulated deferred investment tax credits	9,311	9,954
Postretirement benefit obligations	145,100	146,270
Regulatory liabilities – other	70,864	149,638
Restricted storm reserve	25,862	25,434
Uncertain tax positions	110,334	115,643
Other deferred credits	127,520	108,839
Total deferred credits	990,999	1,016,672
Long-term debt, net	1,218,302	1,320,299
Total liabilities	2,651,477	2,578,775
Commitments and Contingencies (Note 10)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 10,288 shares at June 30, 2010 and December 31, 2009	1,029	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,466,200 and 60,277,462 shares and outstanding 60,450,481 and 60,259,368 shares at June 30, 2010 and December 31, 2009, respectively	60,466	60,277
Premium on common stock	402,245	399,148
Retained earnings	823,482	667,220
Treasury stock, at cost, 15,719 and 18,094 shares at June 30, 2010 and December 31, 2009, respectively	(263)	(311)
Accumulated other comprehensive loss	(11,325)	(11,291)
Total common shareholders’ equity	1,274,605	1,115,043
Total shareholders’ equity	1,275,634	1,116,072
Total liabilities and shareholders’ equity	$3,927,111	$3,694,847
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009
Operating activities
Net income	$185,155	$33,675
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	82,106	63,658
Gain on forgiveness of debt	(129,870)	-
Provision for doubtful accounts	71	1,365
(Gain) loss from equity investments	(36,718)	14,876
Unearned compensation expense	1,997	2,458
Allowance for other funds used during construction	(10,165)	(34,529)
Amortization of investment tax credits	(642)	(666)
Net deferred income taxes	24,066	(18,972)
Deferred fuel costs	8,897	16,600
(Gain) loss on economic hedges	(32)	631
Cash surrender value of company-/trust-owned life insurance	529	(1,940)
Changes in assets and liabilities:
Accounts receivable	(19,498)	(3,100)
Accounts and notes receivable, affiliate	2,110	(9,819)
Unbilled revenue	(34,944)	(7,005)
Fuel, materials and supplies inventory	(798)	(15,550)
Prepayments	838	1,892
Accounts payable	(31,420)	(25,610)
Accounts and notes payable, affiliate	(2,369)	(19,305)
Customer deposits	6,384	5,823
Long-term receivable	27,976	-
Post retirement benefit obligations	(1,170)	(308)
Regulatory assets and liabilities, net	(38,433)	31,972
Other deferred accounts	9,687	(23,421)
Retainage payable	195	(12,706)
Taxes accrued	55,457	17,182
Interest accrued	1,501	(5,664)
Risk management assets and liabilities, net	4,870	(10,237)
Other operating	(3,343)	(1,347)
Net cash provided by (used in) operating activities	102,437	(47)
Investing activities
Additions to property, plant and equipment	(212,119)	(131,690)
Allowance for other funds used during construction	10,165	34,529
Proceeds from sale of property, plant and equipment	254	366
Cash from reconsolidation of VIEs	812	-
Equity investment in investees	(26,050)	(21,651)
Premiums paid on company-/trust-owned life insurance	(2,089)	(400)
Transfer of cash from restricted accounts	37,654	32,294
Other investing	10	(2)
Net cash used in investing activities	(191,363)	(86,554)

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)(Continued)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009
Financing activities
Change in short-term debt, net	150,000	-
Retirement of long-term obligations	(126,110)	(60,017)
Repayment of capital leases	(835)	(643)
Issuance of long-term debt	-	118,000
Deferred financing costs	(102)	-
Dividends paid on preferred stock	(23)	(23)
Dividends paid on common stock	(28,718)	(27,088)
Other financing	1,676	885
Net cash (used in) provided by financing activities	(4,112)	31,114
Net decrease in cash and cash equivalents	(93,038)	(55,487)
Cash and cash equivalents at beginning of period	145,193	97,483
Cash and cash equivalents at end of period	$52,155	$41,996
Supplementary cash flow information
Interest paid (net of amount capitalized)	$42,270	$39,396
Income taxes paid	$2,882	$8,131
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment	$2,738	$7,083
Issuance of treasury stock – LTICP	$48	$62
Issuance of common stock – LTICP/ESPP	$147	$146
Incurrence of capital lease obligation – barges	$-	$22,050
Non-cash additions to property, plant and equipment	$152,067	$-
Non-cash return of investment	$152,067	$-
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009
Operating revenue
Electric operations	$261,101	$195,651
Other operations	9,755	8,688
Affiliate revenue	344	349
Total operating revenue	271,200	204,688
Operating expenses
Fuel used for electric generation	81,558	50,326
Power purchased for utility customers	24,508	56,547
Other operations	28,051	24,229
Maintenance	19,704	13,675
Depreciation	28,162	19,184
Taxes other than income taxes	7,909	7,654
Total operating expenses	189,892	171,615
Operating income	81,308	33,073
Interest income	76	255
Allowance for other funds used during construction	359	17,538
Other income	274	204
Other expense	(1,374)	(443)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount	22,463	17,926
Allowance for borrowed funds used during construction	(145)	(6,421)
Total interest charges	22,318	11,505
Income before income taxes	58,325	39,122
Federal and state income taxes	19,236	8,916
Net income	$39,089	$30,206
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009
Net income	$39,089	$30,206
Other comprehensive income (loss), net of tax:
Amortization of post-retirement benefit net loss (net of tax benefit of $6 in 2010 and $70 in 2009)	(9)	(91)
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $23 in 2010)	(37)	-
Reclassification of interest expense on interest rate swap (net of tax expense of $76 in 2010)	121	-
Reclassification of interest expense on treasury rate lock (net of tax benefit of $16 in 2010)	(26)	-
Total other comprehensive income (loss), net of tax	49	(91)
Comprehensive income, net of tax	$39,138	$30,115
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009
Operating revenue
Electric operations	$513,899	$398,517
Other operations	20,140	15,774
Affiliate revenue	686	697
Total operating revenue	534,725	414,988
Operating expenses
Fuel used for electric generation	176,140	138,629
Power purchased for utility customers	72,727	102,265
Other operations	52,460	47,649
Maintenance	31,426	23,104
Depreciation	50,808	38,029
Taxes other than income taxes	15,949	15,363
Loss on sales of assets	39	-
Total operating expenses	399,549	365,039
Operating income	135,176	49,949
Interest income	234	658
Allowance for other funds used during construction	10,165	34,529
Other income	745	1,600
Other expense	(2,280)	(2,155)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount	44,778	39,275
Allowance for borrowed funds used during construction	(3,718)	(12,634)
Total interest charges	41,060	26,641
Income before income taxes	102,980	57,940
Federal and state income taxes	31,731	12,716
Net income	$71,249	$45,224
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009
Net income	$71,249	$45,224
Other comprehensive loss, net of tax:
Amortization of post-retirement benefit net loss (net of tax benefit of $116 in 2010 and $140 in 2009)	(185)	(183)
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $131 in 2010)	(210)	-
Reclassification of interest expense on interest rate swap (net of tax expense of $153 in 2010)	246	-
Reclassification of interest expense on treasury rate lock (net of tax benefit of $32 in 2010)	(51)	-
Total other comprehensive loss, net of tax	(200)	(183)
Comprehensive income, net of tax	$71,049	$45,041
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2010	AT DECEMBER 31, 2009
Assets
Utility plant and equipment
Property, plant and equipment	$3,503,630	$2,127,536
Accumulated depreciation	(1,059,720)	(987,055)
Net property, plant and equipment	2,443,910	1,140,481
Construction work in progress	117,458	1,100,295
Total utility plant, net	2,561,368	2,240,776
Current assets
Cash and cash equivalents	44,774	138,113
Restricted cash	22,971	29,941
Customer accounts receivable (less allowance for doubtful accounts of $573 in 2010 and $1,173 in 2009)	43,926	29,550
Other accounts receivable (less allowance for doubtful accounts of $1,150 in 2010 and $0 in 2009)	30,767	27,460
Accounts receivable – affiliate	2,686	2,836
Unbilled revenue	56,918	21,975
Fuel inventory, at average cost	77,544	80,038
Material and supplies inventory, at average cost	44,617	41,410
Accumulated deferred federal and state income taxes, net	2,371	3,634
Risk management assets, net	1,070	2,854
Prepayments	2,956	3,107
Regulatory assets – other	13,469	9,914
Accumulated deferred fuel	25,534	35,059
Cash surrender value of company-owned life insurance policies	5,247	5,845
Other current assets	1,940	350
Total current assets	376,790	432,086
Prepayments	4,844	5,096
Restricted cash, less current portion	25,861	26,413
Regulatory assets and liabilities – deferred taxes, net	205,226	191,844
Regulatory assets – other	259,181	273,880
Intangible asset	151,027	157,098
Equity investment in investee	12,873	12,873
Other deferred charges	15,720	23,896
Total assets	$3,612,890	$3,363,962
Liabilities and member’s equity
Member’s equity	$1,231,629	$1,009,849
Long-term debt, net	1,218,302	1,225,299
Total capitalization	2,449,931	2,235,148
Current liabilities
Long-term debt due within one year	11,869	11,478
Accounts payable	77,480	103,359
Retainage	1,008	813
Accounts payable – affiliate	7,480	25,940
Customer deposits	37,013	34,195
Taxes accrued	27,040	3,438
Interest accrued	12,128	11,854
Risk management liability, net	8,658	13,767
Regulatory liabilities - other	66,988	33,592
Other current liabilities	10,900	10,906
Total current liabilities	260,564	249,342
Commitments and Contingencies (Note 10)
Deferred credits
Accumulated deferred federal and state income taxes, net	554,424	451,671
Accumulated deferred investment tax credits	9,311	9,954
Postretirement benefit obligations	112,425	114,700
Regulatory liabilities - other	70,864	149,638
Restricted storm reserve	25,862	25,434
Uncertain tax positions	71,766	75,487
Other deferred credits	57,743	52,588
Total deferred credits	902,395	879,472
Total liabilities and member’s equity	$3,612,890	$3,363,962
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009
Operating activities
Net income	$71,249	$45,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,626	43,967
Provision for doubtful accounts	10	1,365
Unearned compensation expense	616	770
Allowance for other funds used during construction	(10,165)	(34,529)
Amortization of investment tax credits	(642)	(666)
Net deferred income taxes	7,589	(23,102)
Deferred fuel costs	8,897	16,600
(Gain) loss on economic hedges	(32)	631
Cash surrender value of company-owned life insurance	(126)	(523)
Changes in assets and liabilities:
Accounts receivable	(20,812)	(2,167)
Accounts and notes receivable, affiliate	252	84
Unbilled revenue	(34,944)	(7,005)
Fuel, materials and supplies inventory	(713)	(15,550)
Prepayments	713	2,227
Accounts payable	(27,280)	(20,878)
Accounts and notes payable, affiliate	(18,728)	(1,636)
Customer deposits	6,384	5,823
Post retirement benefit obligations	(2,275)	(1,680)
Regulatory assets and liabilities, net	(38,433)	31,972
Other deferred accounts	1,916	(25,688)
Retainage payable	195	(12,706)
Taxes accrued	23,602	62,731
Interest accrued	1,155	(5,291)
Risk management assets and liabilities, net	4,870	(10,237)
Other operating	(1,583)	331
Net cash provided by operating activities	29,341	50,067
Investing activities
Additions to property, plant and equipment	(58,190)	(131,262)
Allowance for other funds used during construction	10,165	34,529
Proceeds from sale of property, plant and equipment	245	366
Premiums paid on company-owned life insurance	(538)	-
Transfer of cash from restricted accounts	7,522	32,294
Other investing	-	(1)
Net cash used in investing activities	(40,796)	(64,074)
Financing activities
Retirement of long-term obligations	(5,947)	(60,017)
Repayment of capital leases	(835)	(643)
Issuance of long-term debt	-	30,000
Deferred financing costs	(102)	-
Distribution to parent	(75,000)	(15,000)
Net cash used in financing activities	(81,884)	(45,660)
Net decrease in cash and cash equivalents	(93,339)	(59,667)
Cash and cash equivalents at beginning of period	138,113	91,542
Cash and cash equivalents at end of period	$44,774	$31,875
Supplementary cash flow information
Interest paid (net of amount capitalized)	$37,222	$38,643
Income taxes (refunded) paid	$(5,425)	$8,104
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment	$2,738	$7,083
Incurrence of capital lease obligation – barges	$-	$22,050
Non-cash additions to property, plant and equipment	$304,134	$-
Non-cash assumption of deferred tax liability	$78,402	$-
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 10	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 11	LPSC Fuel Audit	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Evangeline Transactions	Cleco Corporation
Note 14	Acadia Unit 1 Transaction	Cleco Corporation and Cleco Power

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
During the first six months of 2010, Cleco’s investment in regulated utility plant increased primarily due to the addition of Madison Unit 3 and the acquisition of Acadia Unit 1.  Madison

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

Unit 3 has a useful life of 50 years and Acadia Unit 1 has a useful life of 30 years.
During the first six months of 2010, Cleco’s other property, plant and equipment increased primarily due to the addition of Coughlin related to the reconsolidation of Evangeline with Cleco.  Coughlin has a useful life of 45 years.
Property, plant and equipment consist of:

(THOUSANDS)	AT JUNE 30, 2010	AT DECEMBER 31, 2009
Regulated utility plants	$3,502,740	$2,126,646
Other	258,223	17,845
Total property, plant and equipment	3,760,963	2,144,491
Accumulated depreciation	(1,132,984)	(999,204)
Net property, plant and equipment	$2,627,979	$1,145,287

In 2010, Cleco Power’s acquisition of Acadia Unit 1 resulted in a plant acquisition adjustment.  The plant acquisition adjustment represents the fair market value of the assets acquired in excess of their carrying value.  In January 2010, the LPSC approved the full recovery of the $304.0 million for the acquisition of Acadia Unit 1, which includes the acquisition adjustment in the amount of $95.6 million.  The plant acquisition adjustment at December 31, 2009, relates primarily to the 1997 acquisition of Teche.  For additional information on the Acadia Unit 1 transaction, see Note 14 — “Acadia Unit 1 Transaction.”  The table below discloses the amounts of plant acquisition adjustments reported in Cleco Power’s property, plant and equipment and the associated accumulated amortization reported in accumulated depreciation at June 30, 2010, and December 31, 2009.

(THOUSANDS)	AT JUNE 30, 2010	AT DECEMBER 31, 2009
Acadia Unit 1
Plant acquisition adjustment	$95,578	$-
Less: accumulated amortization	1,061	-
Net plant acquisition adjustment	$94,517	$-
Teche
Plant acquisition adjustment	$5,359	$5,359
Less: accumulated amortization	3,342	3,215
Net plant acquisition adjustment	$2,017	$2,144

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At June 30, 2010, and December 31, 2009, $48.9 million and $56.4 million of cash, respectively, were restricted.  At June 30, 2010, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $14.6 million reserved at Cleco Power for GO Zone project costs, $25.9 million reserved at Cleco Power for future storm restoration costs, and $8.3 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest, and principal on storm recovery bonds.

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

Risk Management
Market risk inherent in Cleco Power’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas on different energy exchanges.  Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas.  Cleco applies the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting because Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power has entered into certain financial transactions it considers economic hedges to mitigate the risk associated with the fixed-price power to be provided to a wholesale customer through December 2010.  The economic hedges cover approximately 87% of the estimated daily peak hour power sales to the wholesale customer.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue.  For the three and six months ended June 30, 2010 and 2009, the following gains/losses related to these economic hedge transactions were recorded in other operations revenue.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009	2010	2009
Realized loss	$(280)	$(534)	$(523)	$(882)
Mark-to-market gain (loss)	392	512	32	(631)
Total gain (loss)	$112	$(22)	$(491)	$(1,513)

Cleco Power has entered into other positions to mitigate the volatility in customer fuel costs.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of risk management assets or liabilities.  Such gain or loss is deferred as a component of

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

deferred fuel asset or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.  Based on market prices at June 30, 2010, and December 31, 2009, the net mark-to-market impact relating to these positions were losses of $17.9 million and $24.9 million, respectively.  The decreased loss is primarily due to the expiration and closing of certain year-end financial gas contracts that were purchased at higher prices compared to open contracts at June 30, 2010.  Deferred losses relating to closed natural gas positions totaled $4.4 million and $2.6 million at June 30, 2010, and December 31, 2009, respectively.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options, and swap contracts.  These contracts/positions are used to mitigate the risks associated with the fixed-price power sales and volatility in customer fuel costs noted above.  At June 30, 2010, and December 31, 2009, Cleco Power had deposited net collateral of $7.1 million and $10.0 million, respectively, to cover margin requirements relating to open natural gas futures, options, and swap positions.  The current and long-term portions of collateral are reported as a component of risk management assets or liabilities and other deferred charges or credits, respectively.
Cleco and Cleco Power maintain a master netting agreement policy and monitor credit risk exposure through review of counterparty credit quality, counterparty credit exposure, and counterparty concentration levels.  Cleco manages these risks by establishing credit and concentration limits on transactions with counterparties and by requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary.  Cleco Power has agreements in place with various counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk for transactions entered into for risk management purposes.
In August 2009, Cleco Power entered into a $50.0 million bank loan with variable interest, paid monthly, and calculated at 3.00% plus the one-month LIBOR.  The loan matures on August 19, 2012.  In order to mitigate risk of the future floating interest rates, Cleco Power entered into an interest rate swap in the third quarter of 2009.  Based on the notional amount of the bank loan, the swap requires a monthly net settlement between Cleco Power’s fixed payment of 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  The swap matures on May 31, 2012.  Under the authoritative guidance for derivatives and hedging, the swap meets the criteria of a cash flow hedge.  Changes in the swap’s fair value related to the effective portion of cash flow hedges are recognized in other comprehensive income, whereas changes in the fair value related to the ineffective portion are recognized in earnings.  As time passes and settlements are made, the swap’s other comprehensive income fair values are reclassified into earnings as a component of interest expense.  For the three and six months ended June 30, 2010, there were $0.2 million and $0.4 million, respectively, of reclassification adjustments from other comprehensive income to interest expense.  There was no impact to earnings due to ineffectiveness for the three or six months ended June 30, 2010.  For more information on accounting for derivatives, see Note 4 — “Fair Value Accounting.”

Reclassifications
Certain reclassifications have been made to the 2009 financial statements to conform them to the presentation used in the 2010 financial statements.  These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.
Cleco Corporation’s and Cleco Power’s Condensed Consolidated Balance Sheets at December 31, 2009, have been retrospectively adjusted due to the reclassification of AFUDC equity gross-up from Regulatory assets and liabilities – deferred taxes, net to Regulatory assets – other.  The retrospective adjustments to the December 31, 2009, balance sheets are described in the following tables.

(THOUSANDS)	AS REPORTED	AS ADJUSTED
Cleco Corporation
Noncurrent assets – regulatory assets and liabilities - deferred taxes, net	$264,343	$$191,844
Noncurrent assets – regulatory assets - other	$201,381	$273,880

(THOUSANDS)	AS REPORTED	AS ADJUSTED
Cleco Power
Noncurrent assets – regulatory assets and liabilities - deferred taxes, net	$264,343	$191,844
Noncurrent assets – regulatory assets - other	$201,381	$273,880

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED JUNE 30,
			2010			2009
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$35,186			$27,026
Deduct: non-participating stock dividends (4.5% preferred stock)	12			12
Basic net income applicable to common stock	$35,174	60,431,930	$0.58	$27,014	60,175,528	$0.45
Effect of dilutive securities
Add: stock option grants		28,742			22,557
Add: restricted stock (LTICP)		244,597			253,580
Diluted net income applicable to common stock	$35,174	60,705,269	$0.58	$27,014	60,451,665	$0.45

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

				FOR THE SIX MONTHS ENDED JUNE 30,
			2010			2009
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$185,155			$33,675
Deduct: non-participating stock dividends (4.5% preferred stock)	23			23
Basic net income applicable to common stock	$185,132	60,374,233	$3.07	$33,652	60,132,358	$0.56
Effect of dilutive securities
Add: stock option grants		29,713			24,855
Add: restricted stock (LTICP)		115,120			122,690
Diluted net income applicable to common stock	$185,132	60,519,066	$3.06	$33,652	60,279,903	$0.56

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price.  There were no stock option grants excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2010, due to the average market price being higher than the exercise prices of the stock options.  Stock option grants excluded from the computation for the three and six months ended June 30, 2009 are presented in the tables below.

	FOR THE THREE MONTHS ENDED JUNE 30, 2009
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$22.25 - $24.25	$21.42	135,533

	FOR THE SIX MONTHS ENDED JUNE 30, 2009
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$22.25 - $24.25	$21.69	135,533

Stock-Based Compensation
At June 30, 2010, Cleco had one share-based compensation plan, the LTICP.  Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalent units, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
On January 1, 2010, the 2010 LTICP became effective.  A maximum of 2,250,000 shares of Cleco Corporation common stock can be granted under the 2010 LTICP.
On January 29, 2010, Cleco granted 88,028 shares of non-vested stock and 66,538 common stock equivalent units to certain officers, key employees, and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
		FOR THE THREE MONTHS ENDED JUNE 30,				FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009	2010	2009	2010	2009	2010	2009
Equity classification
Non-vested stock	$468	$480	$98	$122	$1,130	$1,055	$268	$281
Stock options	13	12	-	-	25	25	-	-
Total	$481	$492	$98	$122	$1,155	$1,080	$268	$281
Liability classification
Common stock equivalent units	$481	$211	$174	$74	$630	$1,174	$348	$489
Total pre-tax compensation expense	$962	$703	$272	$196	$1,785	$2,254	$616	$770
Tax benefit (excluding income tax gross-up)	$370	$271	$105	$75	$687	$867	$237	$296

Note 2 — Recent Authoritative Guidance

The Registrants adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
In June 2009, FASB amended the authoritative guidance on consolidation which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  In order to be the primary beneficiary of a VIE, an enterprise must have (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  Along with these criteria, an enterprise is now required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining (a) above.  Also, the enterprise is required to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.  The quantitative approach previously required for determining the primary beneficiary has been eliminated.  Additional disclosures are now required in order to provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE.  This amendment is effective for the first fiscal year beginning after November 15, 2009.  The implementation of this amendment on January 1, 2010 required Cleco Corporation to reconsolidate three wholly owned subsidiaries that had been accounted for using the equity method.  Prior to January 1, 2010, Perryville, Attala, and Evangeline were presented in the consolidated financial statements as follows:

▪	Results of operations before taxes as one line item on the consolidated statements of income entitled Equity income (loss) from investees,

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

▪	Assets and liabilities on the consolidated balance sheets as one line item entitled Equity investment in investees, and
▪	Cash flows in the consolidated statement of cash flows as gain or loss from equity investments, equity investments in investees, and return on or of equity investments.

Effective January 1, 2010, the assets, liabilities, revenues, expenses and cash flows of these entities are presented on the corresponding line items of the condensed consolidated financial statements.  Cleco has chosen to implement the consolidation prospectively and not retrospectively, therefore the consolidation will not be carried back to comparative prior periods in financial statements issued after implementation.  For additional information on the consolidation of these entities, see Note 9 — “Variable Interest Entities.”
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
In January 2010, FASB amended the authoritative guidance regarding disclosures of fair value measurements.  Entities are now required to segregate assets and liabilities according to classes, which often will require greater disaggregation than the reporting entities line items on the balance sheet historically shown.  Classes are based on the nature of risks associated with the asset and liability.  Entities are also required to disclose the amount of significant transfers between Level 1 and Level 2, along with the reason for the transfer, and expanded disclosure related to transfers in or out of Level 3.  Entities are also required to expand disclosure about the inputs and methods used to calculate fair value for Levels 2 and 3.  Most of the provisions are effective for interim and annual fiscal periods beginning after December 15, 2009.  Some of the Level 3 disclosures are effective for interim and annual fiscal periods beginning after December 15, 2010.  The amendment is included in the disclosures in this Combined Quarterly Report on Form 10-Q.  The adoption did not have any effect on the financial condition or results of operations of the Registrants.
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
In February 2010, FASB eliminated the requirement for entities that file financial statements with the SEC to disclose the date through which they evaluated subsequent events.  This amendment was effective upon issuance.  The amendment is included in the disclosures in this Combined Quarterly Report on Form 10-Q.  The adoption did not have any effect on the financial condition or results of operations of the Registrants.
In March 2010, FASB amended the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another.  The amendment is effective the first fiscal quarter beginning after June 15, 2010.  The adoption of the amendment will not have a material impact on the financial condition or results of operations of the Registrants.
In April 2010, FASB amended the authoritative guidance related to extractive activities to reflect the changes to fossil fuel exploration and production technology over the past several decades.  The effective date of this amendment was January 1, 2010.  The adoption of this amendment did not have an impact on the financial conditions or results of operations of the Registrants.
In April 2010, FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this guidance affect vendors that provide research or development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances.  The amendments in this guidance are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption of the amendment will not have a material impact on the financial condition or results of operations of the Registrants.
In May 2010, FASB added SEC staff guidance on income taxes for implementing some of the tax provisions from the landmark federal health care reform laws.  The added text addresses the small number of public companies that have a fiscal quarter end between the March 23, 2010, signing into law of the PPACA, and the March 30, 2010, signing into law of the Health Care and Education Reconciliation Act of 2010.  The implementation of this guidance did not have an impact on the financial condition or results of operations of the Registrants.
In May 2010, FASB amended the authoritative guidance pertaining to compensation in order to clarify the issuance of stock options in currencies other than the ones in which employees are normally paid.  This amendment is effective for reporting periods that begin December 15, 2010, or later.  The adoption of this amendment is not expected to have a material impact on the financial condition or results of operations of the Registrants.
In May 2010, FASB codified the SEC Staff’s view on certain foreign currency issues related to investments in Venezuela.  The effective date of this accounting standard update was

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

March 18, 2010.  The implementation of this accounting standard update did not have an impact on the financial condition or results of operations of the Registrants.

Note 3 — Regulatory Assets and Liabilities

Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
The following chart summarizes Cleco Power’s regulatory assets and liabilities at June 30, 2010, and December 31, 2009:

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2010	2009
Regulatory assets and liabilities – deferred taxes, net	$205,226	$191,844
Deferred mining costs	$22,941	$24,215
Deferred interest costs	7,216	7,401
Deferred asset removal costs	740	712
Deferred postretirement plan costs	105,193	106,735
Deferred tree trimming costs	12,444	13,485
Deferred training costs	7,720	7,045
Deferred storm surcredits, net	9,319	7,747
Deferred construction carrying costs	22,152	40,174
Lignite mining agreement contingency	3,781	3,781
AFUDC equity gross-up	74,576	72,499
Deferred rate case costs	1,896	-
Deferred Acadia Unit 1 acquisition costs	3,112	-
Deferred IRP/RFP costs	1,211	-
Deferred AMI pilot costs	349	-
Total regulatory assets – other	$272,650	$283,794
Deferred construction carrying costs	(137,852)	(183,230)
Deferred fuel and purchased power	25,534	35,059
Total regulatory assets and liabilities, net	$365,558	$327,467

Deferred Rate Case Costs
In October 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred as a result of Cleco Power’s rate case filed with the LPSC.  Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008, and these expenditures were covered by the retail rate plan which was approved by the LPSC in October 2009.  The new rates became effective upon the commercial operation of Madison Unit 3 and Cleco Power began amortizing the regulatory asset over a four-year period.

Deferred Acadia Unit 1 Acquisition Costs
In October 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred as a result of the acquisition by Cleco Power of Acadia Unit 1 and half of Acadia Power Station’s related common facilities.  Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008, and these expenditures were covered by the retail rate plan which was approved by the LPSC in October 2009.  The new rates became effective upon the commencement of commercial operation of Madison Unit 3 and Cleco Power began amortizing the regulatory asset over a 30-year period.  For additional information regarding the Acadia Unit 1 transaction, see Note 14 — “Acadia Unit 1 Transaction.”

Deferred IRP/RFP Costs
In October 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset for IRP and RFP costs incurred.  Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008, and these expenditures were covered by the retail rate plan which was approved by the LPSC in October 2009.  The new rates became effective upon the commencement of commercial operation of Madison Unit 3 and Cleco Power began amortizing the regulatory asset over a three-year period.

Deferred AMI Pilot Costs
In September 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset for AMI pilot costs incurred.  Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008, and these expenditures were covered by the retail rate plan which was approved by the LPSC in October 2009.  The new rates became effective upon the commercial operation of Madison Unit 3.  In June 2010, Cleco Power began amortizing these costs over a three-year period.

Deferred Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Madison Unit 3.  Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit.  In any calendar year during the construction period, the amount collected from customers was not to exceed 6.5% of Cleco Power’s projected retail revenues.  Cleco Power began collection of the carrying costs and established a regulatory liability in May 2006.  In October 2009, the LPSC voted unanimously to approve Cleco Power’s retail rate plan.  The retail rate plan established that Cleco Power return $183.2 million to customers over a five-year period and record a regulatory asset for all amounts above the actual amount collected from customers.  On February 12, 2010, Madison Unit 3 commenced commercial operation and the new rates became effective.  At that time, Cleco Power began returning the construction carrying costs to customers and amortizing the regulatory asset over a five-year period.  In March 2010, the LPSC issued an order adjusting the period of return from five years to four years and established that Cleco Power return $167.9 over the four-year period.  At June 30, 2010, the regulatory liability and the related regulatory asset were $137.8 million and $22.1 million, respectively.  At June 30, 2010, $67.0 million was due to be returned to customers within one year.

Note 4 — Fair Value Accounting

The amounts reflected in Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2010, and December 31, 2009, for cash and cash equivalents, accounts receivable, accounts payable, and short-term debt

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

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

Cleco
	AT JUNE 30, 2010		AT DECEMBER 31, 2009
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$52,155	$52,155	$145,193	$145,193
Restricted cash	$48,929	$48,929	$56,451	$56,451
Long-term debt, excluding debt issuance costs	$1,228,593	$1,315,794	$1,319,540	$1,353,479
Preferred stock not subject to mandatory redemption	$1,029	$823	$1,029	$874

Cleco Power
	AT JUNE 30, 2010		AT DECEMBER 31, 2009
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$44,774	$44,774	$138,113	$138,113
Restricted cash	$48,832	$48,832	$56,354	$56,354
Long-term debt, excluding debt issuance costs	$1,218,593	$1,305,794	$1,224,540	$1,258,479

At June 30, 2010, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash.  Cleco had $95.4 million ($46.5 million of cash and $48.9 million of restricted cash) in short-term investments in institutional money market funds.  If the money market funds failed to perform under the terms of the investment, Cleco would be exposed to a loss of the invested amounts.  Cleco Power had $89.6 million ($40.8 million of cash and $48.8 million of restricted cash) in short-term investments in institutional money market funds.  If the money market funds failed to perform under the terms of the investments, Cleco Power would be exposed to a loss of the invested amounts.  Collateral on these types of investments is not required by either Cleco or Cleco Power.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  Money market funds must have at least $1.0 billion in assets under management; must have been in existence for not less than two years; must have portfolios not comprised of more than 50% of securities issued by foreign entities; and must be rated in the top two ratings categories by at least one nationally recognized rating agency.  Commercial paper must be issued by a company with headquarters in the United States and rated not less than A1 by Standard & Poor’s or P1 by Moody’s.  For split-rated issuers, the second rating must not be lower than either A2 or P2; the issuer’s long-term debt must be rated not lower than A by Standard & Poor’s or A2 by Moody’s; and the issuer cannot be on negative credit watch.  Investments in commercial paper rated A2 by Standard & Poor’s or P2 by Moody’s may be made if approved by the appropriate level of management.
Cleco Power was exposed to concentrations of credit risk through its energy marketing assets.  At June 30, 2010, Cleco Power had energy marketing assets with a contractual value of $52.6 million.  These energy marketing assets represent open natural gas purchase positions, primarily financial hedge transactions.  Cleco Power entered into these positions to mitigate the volatility of the cost of fuel purchased for utility generation and the risk associated with the fixed-price power that is being provided to a wholesale customer through December 2010.  If the counterparties to these assets fail to perform under the terms of the investment, Cleco Power would have exposure of $52.6 million.  For information about credit risk management and how these risks are mitigated on energy marketing assets, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”

Interest Rate Swap
In August 2009, Cleco Power entered into a $50.0 million bank loan with variable interest, paid monthly, and calculated at 3.00% plus the one-month LIBOR.  The loan matures on August 19, 2012.  In order to mitigate risk of the future floating interest rates, Cleco Power entered into an interest rate swap in the third quarter of 2009.  Based on the notional amount of the bank loan, the swap requires a monthly net settlement between Cleco Power’s fixed payment of 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  The swap matures on May 31, 2012.  Both the bank loan and the swap were effective the same day and require monthly payments on the same day near the end of the month.  From the inception of the loan to June 30, 2010, Cleco Power recognized net interest expense equal to an annual rate of 4.84% on the bank loan.  Since both the bank loan and the swap require payments on the same day near the end of the month, the cash payments are materially close to the interest expense recognized.
The swap is considered a derivative and is carried on the balance sheet at its fair value.  Its fair value is calculated by the present value of the fixed payments as compared to expected future LIBOR rates.  Since future LIBOR rates are not available for each month until termination, quoted LIBOR rates from an active exchange for observable time periods were

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

used to create a forward “LIBOR curve” for all months until termination.  Because of the inputs and common techniques used to calculate fair value, the swap valuation is considered Level 2.
The swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging.  Changes in the swap’s fair value related to the effective portion are recognized in other comprehensive income, whereas changes in the fair value related to the ineffective portion are recognized in earnings.  As time passes and settlements are made, the swap’s other comprehensive income fair values are reclassified into earnings as a component of interest expense.  For the three and six months ended June 30, 2010, there were $0.2 million and $0.4 million, respectively, of reclassification adjustments from other comprehensive income to interest expense.  There was no impact to earnings due to ineffectiveness for the three or six months ended June 30, 2010.

Fair Value Measurements and Disclosures
The authoritative guidance on fair value measurements requires entities to classify assets and liabilities measured at their fair value according to three different levels depending on the inputs used in determining fair value.
The tables below disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis and within the scope of the authoritative guidance for fair value measurements and disclosures.

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$330	$-	$330	$-	$141	$-	$141	$-
Institutional money market funds	95,332	-	95,332	-	198,155	-	198,155	-
Total	$95,662	$-	$95,662	$-	$198,296	$-	$198,296	$-

	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Energy market derivatives	$18,635	$5,404	$13,231	$-	$25,441	$8,106	$17,335	$-
Interest rate swap	834	-	834	-	890	-	890	-
Total	$19,469	$5,404	$14,065	$-	$26,331	$8,106	$18,225	$-

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$330	$-	$330	$-	$141	$-	$141	$-
Institutional money market funds	89,632	-	89,632	-	191,155	-	191,155	-
Total	$89,962	$-	$89,962	$-	$191,296	$-	$191,296	$-

	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Energy market derivatives	$18,635	$5,404	$13,231	$-	$25,441	$8,106	$17,335	$-
Interest rate swap	834	-	834	-	890	-	890	-
Total	$19,469	$5,404	$14,065	$-	$26,331	$8,106	$18,225	$-

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

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

agreements.  On the balance sheet, the net current and net non-current derivative positions are netted with the applicable margin deposits.  At June 30, 2010, a net current risk management asset of $1.1 million represented current deferred options.  At June 30, 2010, a net current risk management liability of $8.7 million represented the current derivative positions of $14.3 million reduced by current margin deposits of $5.6 million.  The non-current liability derivative positions of $4.0 million reduced by non-current margin deposits of $1.5 million were recorded in other deferred credits.  The institutional money market funds were reported on the Cleco Consolidated balance sheet in cash and cash equivalents, current restricted cash, and non-current restricted cash in the amounts of $46.5 million, $23.0 million, and $25.9 million, respectively.  At Cleco Power, cash and cash equivalents, current restricted cash, and non-current restricted cash were $40.8 million, $23.0 million, and $25.8 million, respectively, as of June 30, 2010.
Cleco utilizes different valuation techniques for fair value calculations.  In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held.  Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities.  The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return.  For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach.  These techniques have been applied consistently from fiscal period to fiscal period.  Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Cleco had no Level 3 assets or liabilities at June 30, 2010, or December 31, 2009.
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
Level 2 of energy market derivative assets and liabilities consists of two classes.  The first class contains natural gas swaps which fluctuate in value as the underlying natural gas futures fair value changes, and as market interest rates change, Cleco records the natural gas swaps at the net present value.  The second class consists of natural gas options.  The fair value of natural gas options fluctuates with the volatility in the fair value of natural gas, the number of days until the options expire, the underlying natural gas futures price fluctuations, and the market interest rates change.  Cleco records natural gas options at the net present value.  Both of these classes also contain counterparty execution risk that are entered into with a direct counterparty and are not traded through an exchange.
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
Cleco has a policy that transfers between Levels 1, 2, and 3 are recognized at the end of a reporting period.  During the six months ended June 30, 2010 and the year ended December 31, 2009, Cleco did not experience any transfers between levels.

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
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) FAIR VALUE	BALANCE SHEET LINE ITEM	AT JUNE 30, 2010	AT DECEMBER 31, 2009
Commodity contracts
Economic hedges:
Current	Risk management liability, net	$(373)	$(405)
Fuel cost hedges:
Current	Risk management liability, net	(13,917)	(22,502)
Long-term	Other deferred credits	(4,015)	(2,394)
Total		$(18,305)	$(25,301)

The following table presents the effect of derivatives not designated as hedging instruments on Cleco Corporation and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009:

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

		FOR THE THREE MONTHS ENDED				FOR THE SIX MONTHS ENDED
		JUNE 30, 2010	JUNE 30, 2009			JUNE 30, 2010		JUNE 30, 2009
(THOUSANDS)	GAIN (LOSS) IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES		GAIN (LOSS) IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES		AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
Economic hedges	Other operations revenue	$112 (1)	$(22	) (1)	Other operations revenue	$(491	) (2)	$(1,513	) (2)
Fuel cost hedges(3)	Fuel used for electric generation	(14,402)	(22,511)		Fuel used for electric generation	(22,215)		(46,380)
Total		$(14,290)	$(22,533)			$(22,706)		$(47,893)
(1)For the three months ended June 30, 2010 and 2009, Cleco recognized $0.4 million and $0.5 million of mark-to-market gains, respectively, related to economic hedges.
(2)For the six months ended June 30, 2010, Cleco recognized less than $0.1 million of mark-to-market gains compared to $0.6 million of mark-to-market losses for the same period in 2009, related to economic hedges.

(3)In accordance with the authoritative guidance for regulated operations, an additional $17.9 million of unrealized losses and $4.4 million of deferred losses associated with fuel cost hedges are reported in Accumulated Deferred Fuel on the balance sheet as of June 30, 2010, compared to $52.2 million of unrealized losses and $8.4 million of deferred losses associated with fuel cost hedges as of June 30, 2009. As gains and losses are realized in future periods, they will be recorded as Fuel Used for Electric Generation on the Income Statement.

At June 30, 2010, Cleco had 11.9 million MMBtus hedged for natural gas fuel costs, which is approximately 22% of the estimated natural gas requirements for a two-year period.  Cleco had an additional 0.2 million MMBtus hedged through 2010, resulting from economic hedges, which is approximately 87% of the estimated daily peak-hour sales to a wholesale customer.
The following table presents the fair values of derivatives designated as hedging instruments and their respective line item as recorded on Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2010:

	DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) FAIR VALUE	BALANCE SHEET LINE ITEM	AT JUNE 30, 2010	AT DECEMBER 31, 2009
Interest rate swap
Cash flow hedges:
Current	Other current liabilities	$(505)	$(638)
Long-term	Other deferred credits	(329)	(252)
Total		$(834)	$(890)

The following table presents the effect of derivatives designated as hedging instruments on Cleco Corporation and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010:

	FOR THE THREE MONTHS ENDED JUNE 30, 2010
(THOUSANDS)	AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF (LOSS) GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate swap	$(60)	$(197	)*
Treasury rate lock	$-	$42	*
* The (loss) gain reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.

	FOR THE SIX MONTHS ENDED JUNE 30, 2010
(THOUSANDS)	AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate swap	$(341)	$(399	)*
Treasury rate lock	$-	$(83	)*
* The loss reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.

At June 30, 2010, Cleco Power expected $0.2 million of the effective portion of the treasury rate lock cash flow hedge to be reclassed from accumulated other comprehensive income to a reduction in interest charges over the next twelve months.  The short-term liability associated with the mark-to-market of the interest rate swap is $0.5 million and is expected to be reclassified as an increase to interest charges over the next twelve months.  This amount may change based on the market value of the interest rate swap over the next year.

Note 5 — Debt

Short-term Debt
At June 30, 2010, Cleco had $150.0 million of short-term debt outstanding, compared to none at December 31, 2009. The short-term debt outstanding was a one-year bank term loan Cleco Corporation entered into in February 2010.  The bank term loan has an interest rate of one-month LIBOR plus 2.75% and matures in February 2011.  At June 30, 2010, the interest rate on the term loan was 3.10%.
Cleco Power had no short-term debt outstanding at June 30, 2010, or December 31, 2009.

Long-term Debt
At June 30, 2010, Cleco’s long-term debt outstanding was $1.2 billion, of which $21.9 million was due within one year, compared to $1.3 billion outstanding at December 31, 2009, which included $11.5 million due within one year.  The long-term debt due within one year at June 30, 2010, represents $11.9 million of principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months and $10.0 million of credit facility draws that will expire in June 2011.  For Cleco, long-term debt decreased $91.6 million primarily due to an $85.0 million decrease in Cleco’s credit facility draws and a $5.9 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2010.
At June 30, 2010, Cleco Power’s long-term debt outstanding was $1.2 billion, of which $11.9 million was due within one year, compared to $1.2 billion outstanding at December 31, 2009, which included $11.5 million due within one

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

year.  The long-term debt due within one year at June 30, 2010, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco Power, long-term debt decreased $6.6 million primarily due to a $5.9 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2010.

Note 6 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees hired before August 1, 2007 are covered by a non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation.  During the first six months of 2010, Cleco made $5.0 million of discretionary contributions to the pension plan for the 2009 plan year.  Additional discretionary contributions may be made during 2010; however, the decision to make any additional contributions and the amount, if any, has not been determined.  Cleco Power expects to be required to make approximately $63.5 million, including $11.3 million for the 2011 plan year, in additional contributions to the pension plan over the next five years.  The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years.  The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit costs for the three and six months ended June 30, 2010, and 2009, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009	2010	2009
Components of periodic benefit costs
Service cost	$1,973	$1,729	$383	$353
Interest cost	4,459	4,095	499	495
Expected return on plan assets	(5,248)	(5,073)	-	-
Transition obligation	-	-	5	5
Prior period service cost	(18)	(18)	(505)	(516)
Net loss	1,095	499	250	231
Net periodic benefit cost	$2,261	$1,232	$632	$568

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009	2010	2009
Components of periodic benefit costs
Service cost	$3,725	$3,459	$766	$706
Interest cost	8,573	8,190	998	990
Expected return on plan assets	(10,114)	(10,147)	-	-
Transition obligation	-	-	10	10
Prior period service cost	(36)	(36)	(1,010)	(1,032)
Net loss	1,578	998	500	463
Net periodic benefit cost	$3,726	$2,464	$1,264	$1,137

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the three and six months ended June 30, 2010, was $0.5 million and $1.0 million, respectively, compared to $0.4 million and $0.9 million for the same periods in 2009.
Cleco Corporation is the plan sponsor for the other benefit plans.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three- and six-month periods ended June 30, 2010, was $0.5 million and $1.1 million, respectively, compared to $0.5 million and $1.0 million for the same periods in 2009.  In January 2010, Cleco received a $0.2 million Medicare Part D reimbursement.
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
In June 2010, the President signed into law a defined benefit pension funding relief bill.  If the Registrants elect to take advantage of the funding relief, required pension contributions would be deferred for at least two years.  After the deferral period, required pension contributions would sharply increase.  A company electing to take the funding relief would be required to make contributions to the pension plan during the deferral period if it pays excess employee compensation, declares extraordinary dividends or redeems company stock above certain thresholds.  Currently, management does not intend to elect to take the funding relief.

SERP
Certain Cleco executive officers are covered by the SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

average of the three highest bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP payments.  However, since the SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired.  No contributions to the SERP were made during the six months ended June 30, 2010, and 2009.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009	2010	2009
Components of periodic benefit costs
Service cost	$347	$375	$695	$750
Interest cost	525	700	1,050	1,400
Prior period service cost	14	14	27	27
Net loss	221	254	442	508
Net periodic benefit cost	$1,107	$1,343	$2,214	$2,685

The SERP liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to the SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.3 million and $0.5 million for the three and six months ended June 30, 2010, respectively, compared to $0.3 million and $0.7 million for the same periods in 2009.

401(k) Plan
Most employees are eligible to participate in the 401(k) Plan.  Since January 2008, Cleco Corporation has made matching contributions and funded dividend reinvestments with cash.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009	2010	2009
401(k) Plan expense	$829	$811	$1,859	$1,950

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three and six months ended June 30, 2010, was $0.2 million and $0.4 million, respectively, compared to $0.2 million and $0.5 million for the same periods in 2009.

Note 7 — Income Taxes

The following table summarizes the effective income tax rates for Cleco Corporation and Cleco Power for the three- and six-month periods ended June 30, 2010, and 2009.

	FOR THE THREE MONTHS ENDED JUNE 30,
	2010	2009
Cleco Corporation	33.1%	20.5%
Cleco Power	33.0%	22.8%

	FOR THE SIX MONTHS ENDED JUNE 30,
	2010	2009
Cleco Corporation	34.4%	19.7%
Cleco Power	30.8%	21.9%

For the three months ended June 30, 2010, the effective income tax rates for Cleco Corporation and Cleco Power are different than the federal statutory rate due to permanent tax deductions, a valuation allowance on the deferred tax asset for a capital loss carryforward, and state tax expense.
For the six months ended June 30, 2010, the effective income tax rates for Cleco Corporation and Cleco Power are different than the federal statutory rate due to permanent tax deductions, the flow-through of tax benefits associated with AFUDC equity, an adjustment to record tax expense at the annual projected effective tax rate, an adjustment for Medicare Part D from health care legislation enacted in the first quarter of 2010, a valuation allowance on the deferred tax asset for a capital loss carryforward, and state tax expense.
For the three and six months ended June 30, 2009, the effective income tax rates for Cleco Corporation and Cleco Power were different than the federal statutory rate primarily due to the flow-through of tax benefits associated with AFUDC equity, an adjustment to record tax expense at the annual projected effective tax rate, and state tax expense.
In the second quarter of 2010, Cleco Power recorded a $1.1 million valuation allowance on the deferred tax asset for a capital loss carryforward that will expire in 2011.
During the second quarter of 2009, the IRS issued its report for the tax years 2001 through 2003.  The unresolved issues relate to the recovery period of the Evangeline facility, which was renamed the Coughlin Power Station on June 11, 2010, and bonus depreciation related to the Perryville facility.  These issues were appealed by Cleco and are appropriately included in tax reserves in the financial statements.  Cleco is currently under federal and state tax audits for fiscal years 2001 through 2008.  It is reasonably possible that the balance of unrecognized tax benefits could decrease by a maximum of $80.5 million in the next twelve months as a result of reaching a settlement with the IRS.  A potential change would not have a material impact on the Registrants’ respective annual effective tax rate.
Under the Internal Revenue Code, the transfer of the assets from Acadia to Cleco Power was considered a non-taxable redemption of a partnership interest and a non-taxable contribution of assets.  There was no current tax liability incurred as a result of this transaction.  A deferred tax expense and corresponding liability were recognized on the gain arising from the transaction.  The deferred tax liability represent-

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

ing the difference between the book carrying value of the Acadia assets and the carryover tax basis in the assets was recognized by Cleco Power.  For additional information on the Acadia Unit 1 transaction, see Note 14 — “Acadia Unit 1 Transaction.”

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
In accordance with authoritative guidance, Cleco was required to reconsolidate Evangeline with its condensed consolidated financial statements and discontinue reporting its investment in Evangeline on the equity method of accounting.  As a result, effective January 1, 2010, the assets and liabilities of Evangeline are no longer represented by one line item corresponding to Midstream’s equity investment in Evangeline but instead are being reported in the corresponding line items in the consolidated financial statements of Midstream.  Effective January 1, 2010, Evangeline’s revenues and expenses are being reported on several line items, as compared to previously being netted and reported on one line item as equity income from investees on Midstream.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED JUNE 30,
	CLECO		RECONCILING
2010 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$261,101	$-	$-	$-	$261,101
Tolling operations	-	4,399	-	-	4,399
Other operations	9,755	1	492	(3)	10,245
Affiliate revenue	-	13	145	-	158
Intercompany revenue	344	-	11,866	(12,210)	-
Operating revenue	$271,200	$4,413	$12,503	$(12,213)	$275,903
Depreciation	$28,162	$1,444	$192	$-	$29,798
Interest charges	$22,318	$1,431	$780	$(11)	$24,518
Interest income	$76	$-	$14	$(10)	$80
Equity loss from investees	$-	$(1,129)	$-	$-	$(1,129)
Federal and state income tax expense (benefit)	$19,236	$(1,241)	$(606)	$-	$17,389
Segment profit (loss) (1)	$39,089	$(1,991)	$(1,913)	$1	$35,186
Additions to long-lived assets	$32,438	$574	$50	$-	$33,062
Equity investment in investees	$12,873	$71,517	$11	$-	$84,401
Total segment assets	$3,612,890	$285,803	$389,726	$(361,308)	$3,927,111
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$35,186
	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$35,174

	CLECO		RECONCILING
2009 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$195,651	$-	$-	$-	$195,651
Other operations	8,688	-	28	(4)	8,712
Affiliate revenue	6	2,177	665	-	2,848
Intercompany revenue	343	-	10,530	(10,858)	15
Operating revenue	$204,688	$2,177	$11,223	$(10,862)	$207,226
Depreciation	$19,184	$44	$251	$-	$19,479
Interest charges	$11,505	$3,338	$239	$(1,353)	$13,729
Interest income	$255	$-	$1,369	$(1,353)	$271
Equity (loss) income from investees	$-	$(3,741)	$616	$-	$(3,125)
Federal and state income tax expense (benefit)	$8,916	$(2,975)	$1,008	$-	$6,949
Segment profit (loss) (1)	$30,206	$(4,757)	$1,577	$-	$27,026
Additions to long-lived assets	$59,974	$48	$201	$-	$60,223
Equity investment in investees (2)	$12,873	$223,652	$15,093	$(1)	$251,617
Total segment assets (2)	$3,363,962	$270,713	$383,058	$(322,886)	$3,694,847
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$27,026
(2) Balances as of December 31, 2009	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$27,014

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30,
	CLECO		RECONCILING
2010 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$513,899	$-	$-	$-	$513,899
Tolling operations	-	11,863	-	-	11,863
Other operations	20,140	1	983	(5)	21,119
Affiliate revenue	-	918	389	-	1,307
Intercompany revenue	686	-	23,105	(23,791)	-
Operating revenue	$534,725	$12,782	$24,477	$(23,796)	$548,188
Depreciation	$50,808	$2,887	$356	$-	$54,051
Interest charges	$41,060	$4,863	$1,626	$(597)	$46,952
Interest income	$234	$-	$605	$(597)	$242
Equity income from investees	$-	$36,717	$1	$-	$36,718
Gain on toll settlement	$-	$148,402	$-	$-	$148,402
Federal and state income tax expense (benefit)	$31,731	$70,147	$(4,622)	$-	$97,256
Segment profit (loss) (1)	$71,249	$112,020	$1,887	$(1)	$185,155
Additions to long-lived assets	$361,993	$1,122	$740	$-	$363,855
Equity investment in investees	$12,873	$71,517	$11	$-	$84,401
Total segment assets	$3,612,890	$285,803	$389,726	$(361,308)	$3,927,111
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$185,155
	Unallocated items:
	Preferred dividends requirements, net of tax			23
	Net income applicable to common stock			$185,132

	CLECO		RECONCILING
2009 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$398,517	$-	$-	$-	$398,517
Other operations	15,774	-	52	(6)	15,820
Affiliate revenue	12	4,540	1,258	-	5,810
Intercompany revenue	685	-	20,631	(21,301)	15
Operating revenue	$414,988	$4,540	$21,941	$(21,307)	$420,162
Depreciation	$38,029	$88	$496	$-	$38,613
Interest charges	$26,641	$4,637	$204	$(2,650)	$28,832
Interest income	$658	$-	$2,674	$(2,650)	$682
Equity (loss) income from investees	$-	$(15,891)	$1,015	$-	$(14,876)
Federal and state income tax expense (benefit)	$12,716	$(8,392)	$3,951	$-	$8,275
Segment profit (loss) (1)	$45,224	$(13,409)	$1,860	$-	$33,675
Additions to long-lived assets	$121,410	$52	$377	$-	$121,839
Equity investment in investees (2)	$12,873	$223,652	$15,093	$(1)	$251,617
Total segment assets (2)	$3,363,962	$270,713	$383,058	$(322,886)	$3,694,847
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$33,675
(2) Balances as of December 31, 2009	Unallocated items:
	Preferred dividends requirements, net of tax			23
	Net income applicable to common stock			$33,652

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

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

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
Neither Evangeline’s creditors nor JPMVEC, a beneficial interest holder under the Evangeline 2010 Tolling Agreement, have recourse to Cleco’s general credit and there are no terms of agreement that could require Cleco to provide financial support to Evangeline.
The following tables contain summarized financial information for Evangeline.

(THOUSANDS)	AT JUNE 30, 2010	AT DECEMBER 31, 2009
Current assets	$5,273	$17,221
Accounts receivable - affiliate	-	3,518
Property, plant and equipment, net	181,621	183,208
Other assets	-	47,915
Total assets	$186,894	$251,862
Current liabilities	1,541	16,383
Accounts payable - affiliate	80,616	11,396
Long-term debt, net	-	153,564
Other liabilities	56,936	80,957
Member’s equity (deficit)	47,801	(10,438)
Total liabilities and member’s equity	$186,894	$251,862

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009	2010	2009
Operating revenue	$4,399	$12,902	$11,864	$23,235
Operating expenses	3,412	5,370	6,664	17,050
Depreciation	1,400	1,359	2,799	2,740
Gain on toll settlement	-	-	148,402	-
Interest charges	1,302	4,239	4,119	8,443
Other expense	(2)	(3)	(3)	(5)
(Loss) income before taxes	$(1,717)	$1,931	$146,681	$(5,003)

Cleco Corporation had posted a $15.0 million letter of credit on behalf of the Evangeline Tolling Agreement counterparty.  The letter of credit could be drawn in the event Evangeline defaulted on the tolling agreement.  In conjunction with the termination of the Evangeline Tolling Agreement in February 2010, this letter of credit is no longer outstanding.
The changes in current assets, other assets, current liabilities, accounts payable – affiliate, long-term debt, and other liabilities for the six months ended June 30, 2010, were primarily due to the effect of the termination of the Evangeline Tolling Agreement and extinguishment of debt.  For more information regarding the Evangeline transaction, see Note 13 — “Evangeline Transactions.”
Evangeline had no restricted cash at June 30, 2010.  Evangeline’s restricted cash at December 31, 2009, was $30.1 million.  This cash was restricted under Evangeline’s Senior Secured bond indenture.  As part of the termination of the Evangeline Tolling Agreement, the bonds were retired and the restriction on the cash was released.
Evangeline recorded an income tax benefit of $0.7 million and expense of $56.4 million for the three and six months ended June 30, 2010, respectively, compared to $0.7 million expense and a benefit of $1.9 million for the three and six months ended June 30, 2009, respectively.  The increase in tax expense is primarily due to the gain on the toll settlement.

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
The following tables contain summarized financial information for Perryville and Attala.

(THOUSANDS)	AT JUNE 30, 2010	AT DECEMBER 31, 2009
Current assets	$2,000	$1,196
Accounts receivable - affiliate	959	1,003
Other assets	14,238	13,999
Total assets	$17,197	$16,198
Current liabilities	$274	$6
Accounts payable - affiliate	-	205
Other liabilities	1,942	1,510
Member’s equity	14,981	14,477
Total liabilities and member’s equity	$17,197	$16,198

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009	2010	2009
Operating revenue	$487	$492	$975	$983
Operating expense	149	301	202	393
Interest income	23	425	46	425
Income before taxes	$361	$616	$819	$1,015

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

The transmission assets utilized by Perryville and Attala are accounted for as direct financing leases and are included in other assets in the summarized financial information above.
Perryville and Attala recorded income tax expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively.

Equity Method VIEs

Equity investment in investees at June 30, 2010, represents primarily Midstream’s $71.5 million investment in Cajun, owned 50% by APH and 50% by third parties.  Equity investment in investees also represents a $12.9 million investment in Oxbow, owned 50% by Cleco Power and 50% by SWEPCO.  Equity investments which are less than 100% owned by Cleco Innovations LLC represent less than $0.1 million of the total balance.
The following tables present the equity (loss) income from each investment accounted for using the equity method.  For additional information regarding the balances for Cleco’s equity investments in Evangeline and certain other subsidiaries, see “Consolidated VIEs” above.

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009
Cajun/Acadia	$(1,129)	$(5,672)
Evangeline	-	1,931
Subsidiaries 100% owned by Cleco Corporation	-	616
Total equity loss	$(1,129)	$(3,125)

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009
Cajun/Acadia	$36,717	$(10,888)
Evangeline	-	(5,003)
Subsidiaries 100% owned by Cleco Corporation	-	1,015
Subsidiaries less than 100% owned by Cleco Innovations	1	-
Total equity income (loss)	$36,718	$(14,876)

Cajun/Acadia
In February 2009, Cleco Power announced that it had chosen the acquisition of Acadia Unit 1 as the lowest bid in its 2007 long-term RFP for capacity beginning in 2010.  Cleco Power and the parties executed the definitive agreements in 2009, and received LPSC and FERC approvals for the transaction in January 2010 and February 2010, respectively.  Beginning in January 2010, Acadia operated the plant and served Cleco Power under a tolling agreement covering 50% of the Acadia Power Station.  The tolling agreement was approved by the LPSC in October 2009 and by FERC in December 2009.  In February 2010, the transaction closed and the tolling agreement was terminated.  In conjunction with this transaction, Acadia became 100% owned by Cajun, which is now 50% owned by APH and 50% owned by third parties.  In connection with the Cleco Power transaction, Acadia agreed to indemnify Cleco Power and its affiliates against 100% of Acadia’s contingent obligations related to the transaction.  For more information regarding the Acadia Unit 1 transaction, see Note 14 — “Acadia Unit 1 Transaction.”
At June 30, 2010, because Cajun was owned 50% by APH and 50% by third parties, APH was not the primary beneficiary, and Cajun was accounted for as an equity method investment.  Cajun’s only asset is its 100% ownership interest in Acadia, causing Acadia to be a 50% indirect investment of APH at June 30, 2010, compared to a 50% direct investment of APH at December 31, 2009.
Cleco has determined that APH is not the primary beneficiary because it shares the power to control Cajun’s significant activities with third parties.  Cleco’s assessment of its maximum exposure to loss related to Cajun at June 30, 2010, consisted of its equity investment of $71.5 million.  The table below presents the components of Midstream’s equity investment in Cajun at June 30, 2010, compared to Midstream’s equity investment in Acadia at December 31, 2009.

INCEPTION TO DATE (THOUSANDS)	AT JUNE 30, 2010	AT DECEMBER 31, 2009
Contributed assets (cash and land)	$284,456	$275,956
Net income	179,917	143,200
Impairment of investment	(45,847)	(45,847)
Capitalized interest and other	19,722	19,722
Less: non-cash distribution	230,267	78,200
Less: cash distributions	136,464	136,464
Total equity investment in investee	$71,517	$178,367

Acadia received $8.5 million of cash contributions from APH in order to facilitate the pending sale of Acadia Unit 2 to Entergy.  Non-cash distributions include the $78.2 million distribution of the CES claim from Acadia to APH in 2007 and a $152.1 million distribution related to the assets acquired by Cleco Power.  The cash distributions of $136.5 million were used to pay interest and repay principal on a loan from Cleco Corporation relating to this investment.
The following table compares the carrying amount of Cajun/Acadia’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Cajun/Acadia.

(THOUSANDS)	AT JUNE 30, 2010	AT DECEMBER 31, 2009
Cajun/Acadia’s net assets/liabilities	$195,284	$408,985
Midstream’s 50% equity	$97,642	$204,492
Impairment of investment	(45,847)	(45,847)
Capitalized interest	19,722	19,722
Cleco’s maximum exposure to loss	$71,517	$178,367

The following tables contain summarized financial information for Cajun at June 30, 2010, compared to Acadia at December 31, 2009.

(THOUSANDS)	AT JUNE 30, 2010	AT DECEMBER 31, 2009
Current assets	$7,059	$10,800
Property, plant and equipment, net	203,927	403,622
Total assets	$210,986	$414,422
Current liabilities	$2,431	$5,437
Other liabilities	13,271	-
Partners’ capital	195,284	408,985
Total liabilities and partners’ capital	$210,986	$414,422

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009
Operating revenue	$10,861	$17,744
Operating expenses	13,291	29,093
Other income	172	5
Loss before taxes	$(2,258)	$(11,344)

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009
Operating revenue	$14,625	$21,948
Operating expenses	23,454	43,740
Gain on sales of assets	82,033	-
Other income	229	16
Income (loss) before taxes	$73,433	$(21,776)

Other liabilities at June 30, 2010, represent a contingent obligation related to the Cleco Power transaction.  For more information on Acadia’s contingent obligation, see Note 10 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”
Income taxes recorded on APH’s financial statements related to Midstream’s 50% ownership interest in Cajun/Acadia were a benefit of $0.5 million and expense of $13.8 million for the three and six months ended June 30, 2010, respectively, compared to benefits of $3.3 million and $5.9 million for the three and six months ended June 30, 2009, respectively.  The increase in income taxes is due to the gain on sales of assets to Cleco Power.
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire Acadia Unit 2.  The carrying value of this unit and the related material and supplies inventory are considered assets held for sale on Acadia’s financial statements.  No gain or loss has been recorded, as the fair value less the costs to sell is greater than the carrying value, and the transaction has not yet been completed.  The transaction is anticipated to be completed in late 2010 or early 2011.  When the Entergy Louisiana transaction is completed, Acadia will no longer own any materials and supply inventory, property, plant and equipment, or land.  Acadia has therefore met the definition of discontinued operations.  After the Entergy transaction is completed, ongoing operations will be minimal, related only to the previously established receivables and payables and servicing of indemnities.
The interim power purchase agreement associated with the Entergy transaction began in June 2010.  Cleco Power expects to continue to operate both units at the Acadia Power Station after the Entergy Louisiana transaction is completed.
In connection with the Entergy transaction, APH has agreed to indemnify, upon the closing of the transaction, the third party owners of Cajun and their affiliates against their share of Acadia’s contingent obligations related to the transaction.  For additional information on the Entergy indemnification, see Note 10 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”

Oxbow
Since Oxbow is owned 50% by Cleco Power and 50% by SWEPCO, Cleco Power is not the primary beneficiary, and Oxbow is accounted for as an equity method investment.  Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO.  Cleco’s current assessment of its maximum exposure to loss related to Oxbow at June 30, 2010, consists of its equity investment of $12.9 million.  The table below presents the components of Cleco Power’s equity investment in Oxbow.

INCEPTION TO DATE (THOUSANDS)	AT JUNE 30, 2010	AT DECEMBER 31, 2009
Purchase price	$12,873	$12,873
Total equity investment in investee	$12,873	$12,873

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

(THOUSANDS)	AT JUNE 30, 2010	AT DECEMBER 31, 2009
Oxbow’s net assets/liabilities	$25,746	$25,746
Cleco Power’s 50% equity	$12,873	$12,873
Cleco’s maximum exposure to loss	$12,873	$12,873

The following tables contain summarized financial information for Oxbow.

(THOUSANDS)	AT JUNE 30, 2010	AT DECEMBER 31, 2009
Current assets	$1,076	$958
Property, plant and equipment, net	23,704	24,770
Other assets	1,051	18
Total assets	$25,831	$25,746
Current liabilities	$85	$-
Partners’ capital	25,746	25,746
Total liabilities and partners’ capital	$25,831	$25,746

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009
Operating revenue	$225	$-
Operating expenses	225	-
Income before taxes	$-	$-

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009
Operating revenue	$319	$-
Operating expenses	319	-
Income before taxes	$-	$-

Oxbow’s property, plant and equipment, net consists of land and lignite reserves.  The lignite reserves are intended to be used to provide fuel to the Dolet Hills Power Station.  DHLC mines the lignite reserves at Oxbow through the Amended Lignite Mining Agreement.
Oxbow has no third party agreements, guarantees, or other third party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

City of Alexandria
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current wholesale municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court against Cleco Corporation, Cleco Power, and certain other subsidiaries.  The lawsuit alleged unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts.  The lawsuit was removed to the U.S. District Court for the Western District of Louisiana in July 2005.  On February 23, 2010, the Alexandria City Council approved a settlement of the case, which included a $3.0 million litigation expense reimbursement to the City and a new five-year, energy-only power supply agreement with Cleco Power.  The supply agreement may be extended, at Cleco Power’s option, for two additional one-year terms.  If the City performs its obligations under the new power supply agreement, then Cleco Power will pay a one-time $6.5 million performance bonus at the end of the five-year term to the City.  At June 30, 2010, Cleco Power had accrued $0.4 million related to the performance bonus.  The court dismissed the case with prejudice on February 24, 2010.

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study from the EPA.  The special notice requested that Cleco Corporation and Cleco Power, along with many other listed potentially responsible parties, enter into negotiations with the EPA for the performance of a Remedial Investigation and Feasibility Study at an area known as the Devil’s Swamp Lake just northwest of Baton Rouge, Louisiana.  The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site.  The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site.  The EPA has yet to make a final determination on whether to add Devil’s Swamp Lake to the NPL.  The PRPs began discussing a potential proposal to the EPA in February 2008.  Negotiations among the PRPs and the EPA are ongoing in regard to the remedial investigation and feasibility study at the Devil’s Swamp site, with little progress having been made since February 2008.  Since this investigation is in the preliminary stages, management is unable to determine whether the costs associated with possible remediation of the facility site will have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Discrimination Complaint
On December 11, 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the “Court”) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race.  Each is seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs seek monetary compensation exceeding $35.0 million.  Each of these twelve cases has been scheduled for trial commencing in January 2011.  On July 29, 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race.  The plaintiff seeks compensation of no less than $2.5 million and becomes the 13th plaintiff.  Management believes this lawsuit will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

City of Opelousas
On March 9, 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, on behalf of three Cleco Power customers in Opelousas, Louisiana.  The complaint alleges that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers.  The plaintiffs allege that Cleco Power should have established, solely for customers in Opelousas, retail rates that are separate and distinct from the retail rates that apply to other customers of Cleco Power and that Cleco Power should not collect from customers in Opelousas the storm surcharge approved by the LPSC following Hurricanes Katrina and Rita.  Cleco Power currently operates in Opelousas pursuant to a franchise granted to Cleco Power by the City of Opelousas in 1986 and an Operating and Franchise Agreement dated May 14, 1991, pursuant to which Cleco Power operates its own electric facilities and leases and operates electric facilities owned by the City of Opelousas.  In April 2010, Cleco Power filed a petition with the LPSC appealing to its expertise in declaring that the ratepayers of Opelousas have been properly charged the rates that are applicable to Cleco Power’s retail customers and that no overcharges have been collected.  In addition, Cleco Power removed the purported class action lawsuit filed on behalf of Opelousas electric customers from state to the U.S. District Court for the Western District of Louisiana in April 2010, so that it could be properly addressed under the terms of the Class Action Fairness Act.  On May 11, 2010, a second class action lawsuit was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of a number of Opelousas residents.  Cleco Power has responded in the same manner as with the first class action lawsuit.  Management believes that these lawsuits will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

Other
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
The off-balance sheet commitments are not recognized on Cleco Corporation’s Condensed Consolidated Balance Sheets because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  These commitments do not reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  However, in the future, these commitments could reduce the available borrowings.  Cleco’s off-balance sheet commitments as of June 30, 2010, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

		AT JUNE 30, 2010
	FACE		NET
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$177,400	$135,000	$42,400
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500
Guarantee to Cleco Power on behalf of Acadia*	6,636	-	6,636
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725	-	3,725
Total	$188,261	$135,000	$53,261
* Represents APH’s 50% share

Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of June 30, 2010, the aggregate guarantee of $177.4 million was limited to $42.4 million due to the performance of some of the underlying obligations that were guaranteed.  Management believes it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims.  The discounted probability-weighted liability under the guarantees and indemnifications recognized on the balance sheet as of June 30, 2010, was $0.2 million.
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement.  This guarantee will be effective through the life of the agreement.
Acadia provided limited guarantees and indemnifications to Cleco Power under the Master Reorganization and Redemption Agreement related to the acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities in February 2010.  In connection with this transaction, Acadia became 100% owned by Cajun, which is now 50% owned by APH and 50% owned by third parties.  In relation to the Cleco Power transaction, Acadia agreed to indemnify Cleco Power and its affiliates against 100% of Acadia’s contingent obligations.  As of June 30, 2010, APH’s share of this guarantee, through its 50% ownership in Cajun, was $6.8 million, which has been reduced to $6.6 million due to the contractual expiration of the underlying indemnifications and management’s assumptions about the decreasing probability of a payment due to the passage of time.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.  Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $3.7 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.

Disclosures about Guarantees
In February 2010, Cleco Power acquired Acadia Unit 1 and half of Acadia Power Station’s related common facilities.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

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

Acadia and APH will be released from the underlying liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising.  The indemnification obligation is expected to have a term of approximately three years, which reflects both contractual expiration of the underlying indemnifications and management’s assumptions about the decreasing probability of a payment due to the passage of time.  After the three-year period, a residual value of less than $0.1 million will remain.  At June 30, 2010, APH had an indemnification liability of $6.6 million, which represents the risk of payment.
As part of the Lignite Mining Agreement amended in 2009, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At June 30, 2010, Cleco Power had a liability of $3.8 million related to the amended agreement.  The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap.  The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment.  Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations.  The lignite mining contract is in place until 2026 and does not affect the amount the Registrants can borrow under their credit facilities.
The following table summarizes the expected termination dates of the off-balance sheet commitments, and on-balance sheet guarantees discussed above:

				AT JUNE 30, 2010
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Off-balance sheet commitments	$53,261	$5,647	$4,714	$-	$42,900
On-balance sheet guarantees	10,417	1,921	4,715	-	3,781
Total	$63,678	$7,568	$9,429	$-	$46,681

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

Fuel Transportation Agreement
Cleco Power has entered into an agreement that meets the accounting definition of a capital lease for barges in order to transport petroleum coke and limestone to Madison Unit 3.  The 42 dedicated barges were delivered in January and February 2009.
The lease rate contains a fixed fee of $225 per day per barge and a variable component of $75 adjusted by the

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

Producer Price Index (PPI) annually for executory costs.  If the barges are idle, the lessor is required to attempt to sublease the barges to third parties, with the revenue reducing Cleco Power’s lease payment.  During the three and six months ended June 30, 2010, Cleco Power paid approximately $1.2 million and $2.3 million in lease payments, respectively, and did not receive any revenue from subleases.
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
The following is an analysis of the leased property under capital leases by major classes:

	AT JUNE 30,	AT DECEMBER 31,
CLASSES OF PROPERTY (THOUSANDS)	2010	2009
Barges	$22,050	$22,050
Other	555	555
Total capital leases	22,605	22,605
Less: accumulated amortization	3,768	2,537
Net capital leases	$18,837	$20,068

The amount listed as Other in the chart above includes a capital lease agreement for miscellaneous equipment by Cleco Power.  This lease terminates on December 31, 2010.
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2010.

(THOUSANDS)
Six months ending December 31, 2010	$2,417
Years ending December 31,
2011	4,668
2012	4,681
2013	4,668
2014	4,668
2015	4,668
Thereafter	14,122
Total minimum lease payments	$39,892
Less: executory costs	10,401
Net minimum lease payments	$29,491
Less: amount representing interest	9,442
Present value of net minimum lease payments	$20,049
Current liabilities	$1,646
Non-current liabilities	$18,403

During the three and six months ended June 30, 2010, Cleco Power incurred immaterial amounts of contingent rent under the barge agreement related to the increase in the PPI.

Madison Unit 3
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Madison Unit 3.  Cleco Power began construction of Madison Unit 3 in May 2006.  In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which has subsequently been amended by the parties.  Various claims remain in dispute resolution between Cleco Power and Shaw, including claims for force majeure related costs, which have been agreed upon as not to exceed $24.0 million less the liquidated damage value of a 30-day schedule extension, plus various outstanding claims totaling approximately $1.3 million relating to fuel moisture, water and steam quality, and slope failure.  In addition to these claims, Shaw is seeking recovery of the $18.2 million of liquidated damages.  Shaw also notified Cleco that a future claim will be submitted for costs incurred after substantial completion through final acceptance.  All such claims are currently in arbitration.  In May 2010, Cleco Power sent Shaw a notice of default relating to Shaw’s inability to meet certain material obligations under the Amended EPC Contract.  The Registrants do not believe the resolution of the claims discussed above will have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Acadia Transactions
In February 2009, Cleco Power announced that it had chosen the acquisition of Acadia Unit 1 as the lowest bid in its 2007 long-term RFP for capacity beginning in 2010.  Cleco Power now owns and operates Acadia Unit 1 and operates Acadia Unit 2 on behalf of Acadia or a future owner.  Beginning in January 2010, Acadia operated the plant and served Cleco Power under a tolling agreement covering 50% of the Acadia Power Station.  In February 2010, the transaction closed and the tolling agreement was terminated.  For more information regarding the Cleco Power transaction, see Note 14 — “Acadia Unit 1 Transaction.”
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire Acadia Unit 2.  The transaction is anticipated to be completed in late 2010 or early 2011.  The interim power purchase agreement associated with this transaction began in June 2010.  The asset sale requires regulatory approval.  Cleco Power will continue to operate both units at the Acadia Power Station after the Entergy Louisiana transaction is completed.  In connection with this transaction and in exchange for reasonable consideration, APH has agreed to indemnify, upon the closing of this transaction, the third party owners of Cajun and their affiliates against 100% of Acadia’s liabilities and other obligations related to the Entergy Louisiana transaction.

Other
Cleco has accrued for liabilities to third parties and employee benefits.

Risks and Uncertainties

Cleco Corporation
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Evangeline Tolling Agreement
JPMorgan Chase & Co. guarantees JPMVEC’s obligations under the Evangeline 2010 Tolling Agreement.  For additional information regarding the Evangeline 2010 Tolling Agreement, see Note 13 — “Evangeline Transactions.”

Other
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.  Market conditions during the past few years have limited the availability and have increased the costs of capital for many companies.  The inability to raise capital on favorable terms could negatively affect Cleco Corporation’s and Cleco Power’s ability to maintain and expand their businesses.  After assessing the current operating performance, liquidity, and credit ratings of Cleco, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  At June 30, 2010, Moody’s and Standard & Poor’s outlooks for Cleco Corporation were stable.  If Cleco Corporation’s credit ratings were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.
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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.  Market conditions during the past few years have limited the availability and have increased the costs of capital for many companies.  The inability to raise capital on favorable terms could negatively affect Cleco Power’s ability to maintain and expand its businesses.  After assessing the current operating performance, liquidity, and credit ratings of Cleco Power, management believes that Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  In November 2009, Moody’s downgraded Cleco Power’s credit rating by one level.  This downgrade placed Cleco Power’s credit rating at Moody’s at a similar level to Cleco Power’s credit rating at Standard & Poor’s.  Cleco Power pays fees and interest under its bank credit agreements based on the highest rating held.  If Cleco Power’s credit ratings were to be downgraded by Moody’s and Standard & Poor’s, Cleco Power would be required to pay additional fees and higher interest rates under its bank credit agreements.  Cleco Power’s collateral for derivatives is based on the lowest rating held.  If Cleco Power’s credit ratings were to be downgraded by Moody’s or Standard & Poor’s, Cleco Power would be required to pay additional collateral for derivatives.
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Madison Unit 3.  In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract.  Under the terms of the Amended EPC Contract until final acceptance of Madison Unit 3, in the event Cleco Power does not maintain a senior unsecured credit rating of either: (i) Baa3 or better from Moody’s or (ii) BBB- or better from Standard & Poor’s, Cleco Power will be required to provide a letter of credit to Shaw in the amount of $20.0 million.  In the event of further downgrade to both of its credit ratings to:  (i) Ba2 or below from Moody’s, and (ii) BB or below from Standard & Poor’s, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw.

Note 11 — LPSC Fuel Audit

The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit of fuel adjustment clause filings will be performed not less than every other year.  Cleco Power’s last fuel audit was for the years 2001 and 2002.  Cleco Power currently has fuel adjustment clause filings for 2003 through 2008 subject to audit.  In July 2006, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit that included fuel adjustment clause filings for January 2003 through December 2004.  In March 2009, the LPSC indicated its intent to proceed with the audit of fuel adjustment clause filings for the years 2003 through 2008.  The total amount of fuel expense included in the audit is approximately $3.2 billion.  Cleco Power has responded to two sets of data requests from the LPSC. These responses are currently under review by the LPSC.  Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of these audits, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Note 12 — Affiliate Transactions

Cleco has affiliate balances that were not eliminated as of June 30, 2010.  The balances were not eliminated due to the use of the equity method of accounting for Acadia.  For information on the Acadia equity investments, see Note 9 — “Variable Interest Entities.”  At June 30, 2010, the receivable from Acadia was $0.8 million.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

Cleco Power has affiliate balances that are payable to or due from its affiliates.  At June 30, 2010, the payable to Support Group was $6.5 million, the payable to Cleco Corporation was $0.5 million, the payable to Diversified Lands was $0.5 million, and the payable to other affiliates was less than $0.1 million.  Also, at June 30, 2010, the receivable from Support Group was $1.8 million, the receivable from Acadia was $0.8 million, and the receivable from other affiliates was $0.1 million.

Note 13 — Evangeline Transactions

On February 22, 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement whereby the parties agreed to terminate the existing Evangeline Tolling Agreement and entered into the Evangeline 2010 Tolling Agreement, effective March 1, 2010.  The other significant terms of the Evangeline Restructuring Agreement are:

▪
The tolling agreement is a market-based tolling agreement, for Coughlin generating Units 6 and 7, ending December 31, 2011, with an option for JPMVEC to extend the term through December 31, 2012.  The agreement also gives Evangeline the right to terminate its Unit 6 obligations prior to the expiration of the term;

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
Under the terms of the Evangeline Restructuring Agreement, Evangeline issued an irrevocable redemption notice to call the remaining $35.2 million of 8.82% Senior Secured bonds outstanding pursuant to their terms on February 25, 2010, and paid the debtholders $1.5 million of accrued interest and a $10.2 million make-whole payment.  As a result of the debt retirement, Evangeline expensed $2.1 million in unamortized debt issuance costs associated with the Evangeline bonds.  The Evangeline bonds were non-recourse to Cleco Corporation and redemption of the bonds was permitted under Cleco Corporation’s revolving credit facility.  Upon the redemption of the bonds, $30.1 million of restricted cash was released to Evangeline.
The impacts of these transactions are reflected in the Midstream segment, which includes Evangeline.  In accordance with the authoritative guidance, effective January 1, 2010, the financial results for Evangeline are no longer presented as equity income (loss), but presented in the corresponding line items in the consolidated financials of Midstream.

Note 14 — Acadia Unit 1 Transaction

On February 23, 2010, Cleco Power completed the acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities.  The significant terms of the transaction are:

▪	Cleco Power acquired Acadia Unit 1 and half of the common facilities for $304.0 million;
▪	Cleco Power recognized $78.4 million of deferred taxes on the transaction. For more information on the deferred taxes, see Note 7 — “Income Taxes;”
▪	Acadia recognized a gain of $82.0 million;
▪
APH received $6.8 million from third parties in return for APH’s indemnification against the third parties 50% share of Acadia’s liabilities and other obligations related to the Cleco Power transaction;

▪	Cleco Power and the parties executed the definitive agreements in 2009, and received LPSC and FERC approvals for the transaction in January 2010 and February 2010, respectively; and
▪	Cleco Power owns and operates Acadia Unit 1 and operates Acadia Unit 2 on behalf of Acadia or a future owner.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and Cleco Corporation and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2010, and June 30, 2009.

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
In October 2009, the LPSC approved Cleco Power’s new retail rate plan, which included a target return on equity of 10.7%, including returning to retail customers 60% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%.  These new rates became effective February 12, 2010, the commencement date of commercial operations at Madison Unit 3.
On February 23, 2010, Cleco Power completed its acquisition of Acadia Unit 1.  Cleco Power owns and operates Acadia Unit 1 and operates Acadia Unit 2 on behalf of Acadia or a future owner.
Other key initiatives that Cleco Power is currently working on include the Acadiana Load Pocket, the AMI project, and the Teche Blackstart unit project.  A brief discussion of these projects is discussed below.  For additional information, see “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Acadiana Load Pocket, AMI Project, and Teche Blackstart Unit Project.”

Acadiana Load Pocket
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade interconnected transmission systems in south Louisiana.  The project received LPSC and SPP approval in February 2009.  The joint project includes expanding and upgrading the electric transmission infrastructure in south central Louisiana in an area know as the “Acadiana Load Pocket.”  The estimated cost of the project is $250.0 million.  Cleco Power’s portion of the cost is approximately $150.0 million, including AFUDC.  At June 30, 2010, Cleco Power had spent $26.4 million on the project and expects to incur an additional $44.5 million by the end of 2010.  Upgrading the interconnected transmission system is expected to increase capacity, reduce transmission constraints, and improve electric service for customers served by all three utilities.  The project is expected to be completed in 2012.

AMI Project
Cleco Power applied for a grant in August 2009 under the DOE’s small-grant process, which caps awards at $20.0 million.  In October 2009, the DOE notified Cleco Power that it had been selected to receive a $20.0 million grant to implement smart-grid technology for all of its customers.  On May 3, 2010, Cleco Power accepted the terms of the $20.0 million grant from the DOE.  Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million.  The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009.  Smart-grid technology includes the installation of “smart electric meters” that enable two-way communication capabilities between a home or business and a utility company.  In April 2010, Cleco Power received board approval for the project conditioned upon approval by the LPSC.  Cleco Power filed an application with the LPSC in June 2010, and requested expedited approval of the project prior to the end of 2010.  In July 2010, Cleco Power received from the LPSC, a Notice of Assignment and Notice of Status Conference scheduled for October 25, 2010.  Upon approval from the LPSC, Cleco Power expects to complete the project by the first quarter of 2013.  If Cleco Power does not receive LPSC approval, the project will be re-evaluated at that time.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

Teche Blackstart Unit Project
In January 2009, Cleco Power filed an application with the LPSC to improve its blackstart process by purchasing a 33-MW gas turbine to be sited at Teche Power Station and designated as Teche Unit 4.  The purpose of the project is to allow Cleco Power to return its generation system to service more efficiently than is currently possible in the event of a total system shutdown.  The LDEQ issued an air permit in November 2009 and the LPSC application was approved in December 2009.  Cleco Power estimates the project will cost $31.0 million, which includes the necessary upgrades to allow the purchased unit to also function as a generation resource suitable for peaking capacity.  At June 30, 2010, Cleco Power had spent $11.3 million on the project and expects to incur an additional $14.6 million by the end of 2010.  The project is expected to be completed in the second quarter of 2011.

Midstream

Acadia
On February 23, 2010, Acadia completed its disposition of Acadia Unit 1 to Cleco Power for $304.0 million.  Cleco Power operates Acadia Unit 1 as well as Acadia Unit 2 as described above under “— Cleco Power.”
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would purchase Acadia Unit 2.  The transaction is anticipated to be completed in late 2010 or early 2011 pending regulatory approval.  The interim power purchase agreement associated with this transaction began in June 2010.  Cleco Power expects to continue to operate both units at the Acadia Power Station after the Entergy Louisiana transaction is completed.

Evangeline
On February 22, 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement whereby the parties agreed to terminate the existing Evangeline Tolling Agreement and enter into the Evangeline 2010 Tolling Agreement, effective March 1, 2010.  For additional information on the Evangeline Restructuring Agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Evangeline Transactions.”
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

Comparison of the Three Months Ended June 30, 2010, and 2009

Cleco Consolidated
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue, net	$275,903	$207,226	$68,677	33.1%
Operating expenses	195,809	175,359	(20,450)	(11.7)%
Operating income	$80,094	$31,867	$48,227	151.3%
Allowance for other funds used during construction	$359	$17,538	$(17,179)	(98.0)%
Equity loss from investees	$(1,129)	$(3,125)	$1,996	63.9%
Other income	$266	$1,633	$(1,367)	(83.7)%
Other expense	$2,577	$480	$(2,097)	(436.9)%
Interest charges	$24,518	$13,729	$(10,789)	(78.6)%
Federal and state income taxes	$17,389	$6,949	$(10,440)	(150.2)%
Net income applicable to common stock	$35,174	$27,014	$8,160	30.2%

Consolidated net income applicable to common stock increased $8.2 million, or 30.2%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to increased earnings at Cleco Power and lower losses at Midstream.  Partially offsetting this increase was lower corporate earnings.
Operating revenue, net increased $68.7 million, or 33.1%, in the second quarter of 2010 compared to the second quarter of 2009 primarily as a result of higher base revenue at Cleco Power.
Operating expenses increased $20.5 million, or 11.7%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to higher volumes of fuel used for electric generation, higher depreciation expense, and higher other operations and maintenance expenses at Cleco Power.
Allowance for other funds used during construction decreased $17.2 million, or 98.0%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.  Madison Unit 3 commenced commercial operation on February 12, 2010.
Equity loss from investees decreased $2.0 million, or 63.9%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to lower equity losses at APH, partially offset by the absence of 2009 equity earnings from Evangeline and the subsequent change in method of accounting for Evangeline effective January 1, 2010.
Other income decreased $1.4 million, or 83.7%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to the absence in the second quarter of 2010 of increases in the cash surrender value of life insurance policies at Cleco Corporation.
Other expense increased $2.1 million, or 436.9%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to the amortization of a plant acquisition adjustment related to Cleco Power’s acquisition of Acadia Unit

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

1, the recognition of a decrease in the cash surrender value of life insurance policies at Cleco Corporation, and higher charitable donations.
Interest charges increased $10.8 million, or 78.6%, during the second quarter of 2010 compared to the second quarter of 2009 primarily due to higher interest charges at Cleco Power.
Federal and state income taxes increased $10.4 million, or 150.2%, during the second quarter of 2010 compared to the second quarter of 2009 primarily due to an increase in pre-tax income, excluding equity AFUDC.  Federal and state income taxes increased $14.3 million due to the change in pre-tax income and $1.1 million due to a valuation allowance on the deferred tax asset for a capital loss carryforward.  These increases were partially offset by $1.7 million to record tax expense at the annual projected effective tax rate, $1.8 million for state flow-through benefits, and $1.5 million for miscellaneous items.  The effective income tax rate is different than the federal statutory rate due to permanent tax deductions, a valuation allowance on the deferred tax asset for a capital loss carryforward, and state tax expense.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue
Base	$157,057	$94,920	$62,137	65.5%
Fuel cost recovery	104,044	100,731	3,313	3.3%
Other operations	9,755	8,688	1,067	12.3%
Affiliate revenue	-	6	(6)	-
Intercompany revenue	344	343	1	0.3%
Operating revenue, net	271,200	204,688	66,512	32.5%
Operating expenses
Fuel used for electric generation – recoverable	79,676	48,528	(31,148)	(64.2)%
Power purchased for utility customers – recoverable	24,331	52,204	27,873	53.4%
Non-recoverable fuel and power purchased	2,059	6,141	4,082	66.5%
Other operations	28,051	24,229	(3,822)	(15.8)%
Maintenance	19,704	13,675	(6,029)	(44.1)%
Depreciation	28,162	19,184	(8,978)	(46.8)%
Taxes other than income taxes	7,909	7,654	(255)	(3.3)%
Total operating expenses	189,892	171,615	(18,277)	(10.7)%
Operating income	$81,308	$33,073	$48,235	145.8%
Allowance for other funds used during construction	$359	$17,538	$(17,179)	(98.0)%
Other expense	$1,374	$443	$(931)	(210.2)%
Interest charges	$22,318	$11,505	$(10,813)	(94.0)%
Federal and state income taxes	$19,236	$8,916	$(10,320)	(115.7)%
Net income	$39,089	$30,206	$8,883	29.4%

Cleco Power’s net income in the second quarter of 2010 increased $8.9 million, or 29.4%, compared to the second quarter of 2009.  Contributing factors include:

▪	higher base revenue,
▪	lower non-recoverable fuel and power purchased, and
▪	higher other operations revenue.

These were partially offset by:

▪	lower allowance for other funds used during construction,
▪	higher interest charges,
▪	higher other operations and maintenance expenses,
▪	higher depreciation expense,
▪	higher other expense, and
▪	higher effective income tax rate.

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2010	2009	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	854	791	8.0%
Commercial	627	596	5.2%
Industrial	543	469	15.8%
Other retail	34	34	-
Total retail	2,058	1,890	8.9%
Sales for resale	110	144	(23.6)%
Unbilled	251	325	(22.8)%
Total retail and wholesale customer sales	2,419	2,359	2.5%

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$62,012	$36,320	70.7%
Commercial	39,140	23,119	69.3%
Industrial	19,050	12,314	54.7%
Other retail	2,249	1,410	59.5%
Surcharge	1,660	4,405	(62.3)%
Other	(1,704)	-	-
Total retail	122,407	77,568	57.8%
Sales for resale	10,673	5,488	94.5%
Unbilled	23,977	11,864	102.1%
Total retail and wholesale customer sales	$157,057	$94,920	65.5%

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

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

Oceanic and Atmospheric Administration to determine degree days.

			FOR THE THREE MONTHS ENDED JUNE 30,
				2010 CHANGE
	2010	2009	NORMAL	PRIOR YEAR	NORMAL
Cooling-degree days	1,163	1,053	898	10.4%	29.5%

Base
Base revenue increased $62.1 million, or 65.5%, during the second quarter of 2010 compared to the second quarter of 2009.  The base rate increase that became effective on February 12, 2010, the commercial operation date of Madison Unit 3, accounted for approximately $56.1 million of the increase, while the impact from warmer weather accounted for approximately $6.0 million of the increase.  Cleco Power expects to begin providing service to an expansion of a current customer’s operations, as well as services to new industrial customers.  This expansion and service to new customers is expected to contribute base revenue of $1.0 million for the remainder of 2010 and $8.1 million for 2011.  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers increased $3.3 million, or 3.3%, during the second quarter of 2010 compared to the second quarter in 2009 primarily due to increases in the per-unit cost of power purchased for utility customers and higher volumes of fuel used for electric generation.  Partially offsetting the increase were decreases in the per-unit cost of fuel used for electric generation and lower volumes of power purchased for utility customers.  Lower volumes of power purchased were primarily due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  Changes in fuel costs historically have not significantly affected Cleco Power’s net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 94% of Cleco Power’s total fuel cost during the second quarter of 2010 was regulated by the LPSC, while the remainder was regulated by FERC.  Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC.  For information on Cleco Power’s current LPSC fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — LPSC Fuel Audit.”

Other Operations
Other operations revenue increased $1.1 million, or 12.3%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to higher transmission revenue and customer fees.

Operating Expenses
Operating expenses increased $18.3 million, or 10.7%, in the second quarter of 2010 compared to the second quarter of 2009.  Fuel used for electric generation (recoverable) increased $31.1 million, or 64.2%, primarily due to higher volumes of fuel used as compared to the second quarter of 2009.  Partially offsetting this increase were lower per unit costs of fuel used for electric generation.  Power purchased for utility customers (recoverable) decreased $27.9 million, or 53.4%, largely due to lower volumes of purchased power.  Partially offsetting this decrease were higher per unit costs of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $4.1 million, or 66.5%, primarily due to lower capacity payments made during the second quarter of 2010 primarily due to the commencement of commercial operations of Madison Unit 3 and the acquisition of Acadia Unit 1.  Other operations expense increased $3.8 million, or 15.8%, primarily due to higher employee benefit costs and administrative expenses and higher generating station operating expenses.  Maintenance expense increased $6.0 million, or 44.1% primarily due to higher generating station maintenance work performed during the second quarter of 2010.  Other operations and maintenance expenses were impacted during the second quarter of 2010 as a result of Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  Depreciation expense increased $9.0 million, or 46.8%, largely due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction decreased $17.2 million, or 98.0%, during the second quarter of 2010 compared to the second quarter of 2009 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.

Other Expense
Other expense increased $0.9 million, or 210.2%, during the second quarter of 2010 compared to the second quarter of 2009 primarily due to the amortization of a plant acquisition adjustment related to Cleco Power’s acquisition of Acadia Unit 1.

Interest Charges
Interest charges increased $10.8 million, or 94.0%, during the second quarter of 2010 compared to the second quarter of 2009 primarily due to lower interest charges capitalized in the amount of $6.3 million (allowance for borrowed funds used during construction) associated with Madison Unit 3, $2.7 million primarily related to uncertain tax positions, $2.4 million related to the November 2009 issuance of senior notes, and

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

$0.6 million related to a variable-rate bank loan executed in August 2009.  Partially offsetting this increase was $1.2 million related to the repayment of medium term notes and insured quarterly notes in May 2009 and August 2009, respectively.

Income Taxes
Federal and state income taxes increased $10.3 million, or 115.7%, during the second quarter of 2010 compared to the second quarter of 2009, primarily due to an increase in pre-tax income, excluding equity AFUDC.  Federal and state income taxes increased $14.5 million due to the change in pre-tax income and $1.1 million due to a valuation allowance on the deferred tax asset for a capital loss carryforward.  These increases were partially offset by $2.1 million to record tax expense at the annual projected effective tax rate, $1.8 million for state flow-through benefits, and $1.4 million for miscellaneous items.  The effective income tax rate is different than the federal statutory rate due to permanent tax deductions, a valuation allowance on the deferred tax asset for a capital loss carryforward, and state tax expense.

Midstream
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue
Tolling operations	$4,399	$-	$4,399	-
Other operations	1	-	1	-
Affiliate revenue	13	2,177	(2,164)	(99.4)%
Operating revenue	4,413	2,177	2,236	102.7%
Operating expenses
Other operations	1,822	1,634	(188)	(11.5)%
Maintenance	1,851	1,060	(791)	(74.6)%
Depreciation	1,444	44	(1,400)	*
Taxes other than income taxes	75	102	27	26.5%
Loss on sales of assets	6	-	(6)	-
Total operating expenses	5,198	2,840	(2,358)	(83.0)%
Operating loss	$(785)	$(663)	$(122)	(18.4)%
Equity loss from investees	$(1,129)	$(3,741)	$2,612	69.8%
Interest charges	$1,431	$3,338	$1,907	57.1%
Federal and state income tax benefit	$(1,241)	$(2,975)	$(1,734)	(58.3)%
Net loss	$(1,991)	$(4,757)	$2,766	58.1%
* Not meaningful

Factors affecting Midstream during the second quarter of 2010 are described below.

Evangeline
In accordance with authoritative guidance, Cleco was required to prospectively reconsolidate Evangeline with its condensed consolidated financial statements and discontinue reporting its investment in Evangeline on the equity method of accounting.  As a result, effective January 1, 2010, the assets and liabilities of Evangeline are no longer represented by one line item corresponding to Cleco's equity investment in Evangeline but instead are being reported in the corresponding line items in the consolidated financial statements of Midstream.  Previously, Evangeline revenue and expenses were netted and reported on one line item as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Income.  Consequently, the chart above reflects the operating results for Evangeline for the second quarter of 2010 reported on various line items as compared to the net operating results being reported on the equity income from investees line for the second quarter of 2009.  For additional information on the reconsolidation of Evangeline, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Recent Authoritative Guidance.”

Operating Revenue
Operating revenue increased $2.2 million, or 102.7%, in the second quarter of 2010 compared to the second quarter of 2009, primarily as a result of the accounting treatment of tolling operations revenue at Evangeline.  As a result of Evangeline’s reconsolidation with Cleco, Evangeline’s $4.4 million of revenue for the second quarter of 2010 is reflected in tolling operations revenue.  Evangeline’s revenue of $12.9 million for the second quarter of 2009 was reported in equity income from investees.  This $8.5 million decrease in Evangeline’s revenue was primarily due to lower tolling revenue resulting from the Evangeline restructuring and the pricing of the Evangeline 2010 Tolling Agreement.  Affiliate revenue decreased $2.2 million, or 99.4%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to affiliate transactions with Evangeline that are now being eliminated as a result of Evangeline’s reconsolidation with Cleco.  For additional information on Evangeline, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Variable Interest Entities — Consolidated VIEs — Evangeline.”

Operating Expenses
Operating expenses increased $2.4 million, or 83.0%, in the second quarter of 2010 compared to the second quarter of 2009 primarily as a result of the reconsolidation of Evangeline with Cleco.  Evangeline’s operating expenses of $4.8 million for the second quarter of 2010 are included in the chart above in total operating expenses.  Evangeline’s operating expenses of $6.7 million for the second quarter of 2009 were reported in equity income from investees.  This $1.9 decrease in Evangeline’s operating expenses was primarily due to lower maintenance expenses.  For additional information on Evangeline, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Variable Interest Entities — Consolidated VIEs — Evangeline.”

Equity Loss from Investees
Equity loss from investees decreased $2.6 million, or 69.8%, during the second quarter of 2010 compared to the second quarter of 2009 primarily due to lower equity losses at APH primarily from lower removal and asset retirement costs and lower turbine and general maintenance expenses.  Also contributing to the lower losses was lower depreciation expense resulting from certain Acadia assets meeting the criteria of assets held for sale (at which point depreciation of these assets

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

ceased), lower legal fees associated with the sale transactions, and lower operating and maintenance expenses resulting from the acquisition of Acadia Unit 1 by Cleco Power.  These increases were partially offset by lower net revenue from the absence of Acadia’s short-term tolling agreement with Cleco Power, the absence of 2009 equity earnings from Evangeline, and the subsequent change in method of accounting for Evangeline effective January 1, 2010.

Interest Charges
Interest charges decreased $1.9 million, or 57.1%, during the second quarter of 2010 compared to the second quarter of 2009 primarily due to a lower interest rate and a lower balance on affiliate debt relating to Midstream’s investment in Acadia and the absence of interest costs recorded in the second quarter of 2009 related to an IRS audit.

Income Taxes
Federal and state income tax benefit decreased $1.7 million, or 58.3%, during the second quarter of 2010 compared to the second quarter of 2009 primarily due to a decrease in pre-tax loss.  The effective income tax rate is different than the federal statutory rate due to state tax expense.

Comparison of the Six Months Ended June 30, 2010, and 2009

Cleco Consolidated
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue, net	$548,188	$420,162	$128,026	30.5%
Operating expenses	412,197	371,057	(41,140)	(11.1)%
Operating income	$135,991	$49,105	$86,886	176.9%
Allowance for other funds used during construction	$10,165	$34,529	$(24,364)	(70.6)%
Equity income (loss) from investees	$36,718	(14,876)	$51,594	346.8%
Gain on toll settlement	$148,402	$-	$148,402	-
Other income	$807	$2,674	$(1,867)	(69.8)%
Other expense	$2,962	$1,332	$(1,630)	(122.4)%
Interest charges	$46,952	$28,832	$(18,120)	(62.8)%
Federal and state income taxes	$97,256	$8,275	$(88,981)	*
Net income applicable to common stock	$185,132	$33,652	$151,480	450.1%
* Not meaningful

Consolidated net income applicable to common stock increased $151.5 million, or 450.1%, in the first six months of 2010 compared to the first six months of 2009 primarily due to increased Midstream and Cleco Power earnings.
Operating revenue, net increased $128.0 million, or 30.5%, in the first six months of 2010 compared to the first six months of 2009 largely as a result of higher base revenue at Cleco Power.
Operating expenses increased $41.1 million, or 11.1%, in the first six months of 2010 compared to the first six months of 2009 primarily due to higher volumes of fuel used for electric generation, higher depreciation expense, and higher other operations and maintenance expenses at Cleco Power.
Allowance for other funds used during construction decreased $24.4 million, or 70.6%, in the first six months of 2010 compared to the first six months of 2009 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.
Equity income from investees increased $51.6 million, or 346.8%, in the first six months of 2010 compared to the first six months of 2009 primarily due to increased equity earnings at APH primarily from the recognition of a $41.0 million gain from Cleco Power’s acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities.  Also contributing to the increase was the consolidation of Evangeline effective January 1, 2010, as Evangeline recorded equity losses in the first six months of 2009.  For additional information on Cleco Power’s acquisition of Acadia Unit 1, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Acadia Unit 1 Transaction.”
Gain on toll settlement was $148.4 million in the first six months of 2010 due to transactions related to the termination of the existing Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Evangeline Transactions.”
Other income decreased $1.9 million, or 69.8%, in the first six months of 2010 compared to the first six months of 2009 primarily due to lower gains on the cash surrender value of life insurance policies at Cleco Corporation.
Other expense increased $1.6 million, or 122.4%, in the first six months of 2010 compared to the first six months of 2009 primarily due to the amortization of a plant acquisition adjustment related to Cleco Power’s acquisition of Acadia Unit 1.
Interest charges increased $18.1 million, or 62.8%, during the first six months of 2010 compared to the first six months of 2009 primarily due to higher interest charges at Cleco Power.
Federal and state income taxes increased $89.0 million during the first six months of 2010 compared to the first six months of 2009 primarily due to an increase in pre-tax income, excluding equity AFUDC.  Federal and state income taxes increased $102.4 million due to the change in pre-tax income, $1.9 million for a Medicare Part D adjustment resulting from new legislation and $1.1 million due to a valuation allowance on the deferred tax asset for a capital loss carryforward.  These increases were partially offset by $8.0 million to record tax expense at the annual projected effective tax rate, $3.0 million for an adjustment related to the new retail rates at Cleco Power, $3.5 million for state flow-through benefits, and $1.9 million for miscellaneous items.  The effective income tax rate is different than the federal statutory rate due to permanent tax deductions, the flow-through of tax benefits associated with AFUDC equity, an adjustment to record tax expense at the annual projected effective tax rate, an adjustment for Medicare Part D from health care legislation enacted in the first quarter of 2010, a valuation allowance on the deferred tax asset for a capital loss carryforward, and state tax expense.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue
Base	$272,005	$167,738	$104,267	62.2%
Fuel cost recovery	241,894	230,779	11,115	4.8%
Other operations	20,140	15,774	4,366	27.7%
Affiliate revenue	-	12	(12)	-
Intercompany revenue	686	685	1	0.1%
Operating revenue, net	534,725	414,988	119,737	28.9%
Operating expenses
Fuel used for electric generation – recoverable	172,295	134,958	(37,337)	(27.7)%
Power purchased for utility customers – recoverable	69,594	95,821	26,227	27.4%
Non-recoverable fuel and power purchased	6,978	10,115	3,137	31.0%
Other operations	52,460	47,649	(4,811)	(10.1)%
Maintenance	31,426	23,104	(8,322)	(36.0)%
Depreciation	50,808	38,029	(12,779)	(33.6)%
Taxes other than income taxes	15,949	15,363	(586)	(3.8)%
Loss on sales of assets	39	-	(39)	-
Total operating expenses	399,549	365,039	(34,510)	(9.5)%
Operating income	$135,176	$49,949	$85,227	170.6%
Allowance for other funds used during construction	$10,165	$34,529	$(24,364)	(70.6)%
Interest charges	$41,060	$26,641	$(14,419)	(54.1)%
Federal and state income taxes	$31,731	$12,716	$(19,015)	(149.5)%
Net income	$71,249	$45,224	$26,025	57.5%

Cleco Power’s net income in the first six months of 2010 increased $26.0 million, or 57.5%, compared to the first six months of 2009.  Contributing factors include:

▪	higher base revenue,
▪	higher other operations revenue, and
▪	lower non-recoverable fuel and power purchased expenses.

These were partially offset by:

▪	lower allowance for other funds used during construction,
▪	higher interest charges,
▪	higher other operations and maintenance expenses,
▪	higher depreciation expense, and
▪	higher effective income tax rate.

	FOR THE SIX MONTHS ENDED JUNE 30,
(MILLION kWh)	2010	2009	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,893	1,607	17.8%
Commercial	1,219	1,139	7.0%
Industrial	1,087	1,056	2.9%
Other retail	69	66	4.5%
Total retail	4,268	3,868	10.3%
Sales for resale	300	233	28.8%
Unbilled	127	192	(33.9)%
Total retail and wholesale customer sales	4,695	4,293	9.4%

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2010	2009	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$108,509	$68,516	58.4%
Commercial	68,703	46,068	49.1%
Industrial	33,211	25,133	32.1%
Other retail	4,006	2,797	43.2%
Surcharge	5,855	9,620	(39.1)%
Other	(2,679)	-	-
Total retail	217,605	152,134	43.0%
Sales for resale	19,456	8,599	126.3%
Unbilled	34,944	7,005	398.8%
Total retail and wholesale customer sales	$272,005	$167,738	62.2%

The following chart shows how cooling- and heating–degree days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2010 CHANGE
	2010	2009	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	1,317	779	1,026	69.1%	28.4%
Cooling-degree days	1,175	1,179	968	(0.3)%	21.4%

Base
Base revenue increased $104.3 million, or 62.2%, during the first six months of 2010 compared to the first six months of 2009.  The base rate increase that became effective on February 12, 2010, the commercial operation date of Madison Unit 3, accounted for approximately $82.9 million of the increase, while the impact from favorable weather and new service to a wholesale customer accounted for approximately $21.4 million of the increase.  For information on the anticipated effects of changes in revenue from industrial customers, see “— Comparison of the Three Months Ended June 30, 2010, and 2009 — Cleco Power — Base.”  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers increased $11.1 million, or 4.8%, during the first six months of 2010 compared to the first six months in 2009 primarily due to increases in the per-unit cost of power purchased for utility customers and higher volumes of fuel used for electric generation.  Partially offsetting the increase were decreases in the per-unit cost of fuel used for electric generation and lower volumes of power purchased for utility customers.  Lower volumes of power purchased were primarily due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  For information on Cleco Power’s ability to recover fuel and purchase power costs, see “— Comparison of the Three Months Ended June 30, 2010, and 2009 — Cleco Power — Fuel Cost Recovery.”

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

Other Operations
Other operations revenue increased $4.4 million, or 27.7%, in the first six months of 2010 compared to the first six months of 2009 primarily due to the receipt of $1.7 million related to mineral lease bonus payments, $1.0 million of higher transmission revenue, $1.0 million of lower net losses relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer, and $0.7 million of higher other miscellaneous revenue.  For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses increased $34.5 million, or 9.5%, in the first six months of 2010 compared to the first six months of 2009.  Fuel used for electric generation (recoverable) increased $37.3 million, or 27.7%, primarily due to higher volumes of fuel used as compared to the first six months of 2009.  Partially offsetting this increase were lower per unit costs of fuel used for electric generation.  Power purchased for utility customers (recoverable) decreased $26.2 million, or 27.4%, largely due to lower volumes of purchased power.  Partially offsetting this decrease were higher per-unit costs of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and purchased power decreased $3.1 million, or 31.0% primarily due to lower capacity payments made during the first six months of 2010 primarily due to the commencement of commercial operations of Madison Unit 3 and the acquisition of Acadia Unit 1.  Other operations expense increased $4.8 million, or 10.1%, primarily due to higher employee benefit costs and administrative expenses, higher professional fees, and higher transmission and generating station expenses.  Partially offsetting these increases was lower general liability expense.  Maintenance expense increased $8.3 million, or 36.0%, primarily due to higher generating station maintenance work performed during the first six months of 2010.  Other operations and maintenance expenses were impacted during the first six months of 2010 as a result of Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  Depreciation expense increased $12.8 million, or 33.6%, largely due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction decreased $24.4 million, or 70.6%, during the first six months of 2010 compared to the first six months of 2009 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.

Interest Charges
Interest charges increased $14.4 million, or 54.1%, during the first six months of 2010 compared to the first six months of 2009 primarily due to lower interest charges capitalized in the amount of $8.9 million (allowance for borrowed funds used during construction) associated with Madison Unit 3, $4.7 million related to the November 2009 issuance of senior notes, $2.4 million primarily related to the absence of true-ups related to uncertain tax positions, and $1.2 million related to a variable-rate bank loan executed in August 2009.  Partially offsetting this increase was $2.7 million related to the repayment of medium-term notes and insured quarterly notes in May 2009 and August 2009, respectively.

Income Taxes
Federal and state income taxes increased $19.0 million, or 149.5%, during the first six months of 2010 compared to the first six months of 2009 primarily due to an increase in pre-tax income, excluding equity AFUDC.  Federal and state income taxes increased $27.2 million due to the change in pre-tax income, $1.5 million for a Medicare Part D adjustment resulting from new legislation, and $1.1 million due to a valuation allowance on the deferred tax asset for a capital loss carryforward.  These increases were partially offset by $2.4 million to record tax expense at the annual projected effective tax rate, $3.0 million for an adjustment related to new retail rates at Cleco Power, $3.5 million for state flow-through benefits, and $1.9 million for miscellaneous items.  The effective income tax rate is different than the federal statutory rate due to permanent tax deductions, the flow-through of tax benefits associated with AFUDC equity, an adjustment to record tax expense at the annual projected effective tax rate, an adjustment for Medicare Part D from health care legislation enacted in the first quarter of 2010, a valuation allowance on the deferred tax asset for a capital loss carryforward, and state tax expense.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

Midstream
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue
Tolling operations	$11,863	$-	$11,863	-
Other operations	1	-	1	-
Affiliate revenue	918	4,540	(3,622)	(79.8)%
Operating revenue	12,782	4,540	8,242	181.5%
Operating expenses
Other operations	4,016	3,378	(638)	(18.9)%
Maintenance	3,916	2,154	(1,762)	(81.8)%
Depreciation	2,887	88	(2,799)	*
Taxes other than income taxes	185	218	33	15.1%
Loss on sales of assets	7	-	(7)	-
Total operating expenses	11,011	5,838	(5,173)	(88.6)%
Operating income (loss)	$1,771	$(1,298)	$3,069	236.4%
Equity income (loss) from investees	$36,717	$(15,891)	$52,608	331.1%
Gain on toll settlement	$148,402	$-	$148,402	-
Federal and state income tax expense (benefit)	$70,147	$(8,392)	$(78,539)	(935.9)%
Net income (loss)	$112,020	$(13,409)	$125,429	935.4%
* Not meaningful

Factors affecting Midstream during the first six months of 2010 are described below.

Operating Revenue
Operating revenue increased $8.2 million, or 181.5%, during the first six months of 2010 compared to the first six months of 2010, largely as a result of the accounting treatment of tolling operations revenue at Evangeline.  As a result of Evangeline’s reconsolidation with Cleco, Evangeline’s $11.9 million of revenue for the first six months of 2010 is reflected in tolling operations revenue.  Evangeline’s revenue of $23.2 million for the first six months of 2009 was reported in equity income from investees.  This $11.3 million decrease in Evangeline’s revenue was primarily due to lower tolling revenue resulting from the Evangeline restructuring and the pricing of the Evangeline 2010 Tolling Agreement.  Affiliate revenue decreased $3.6 million, or 79.8%, in the first six months of 2010 compared to the first six months of 2009 primarily due to affiliate transactions with Evangeline now being eliminated as a result of Evangeline’s reconsolidation with Cleco.  For additional information on Evangeline, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Variable Interest Entities — Consolidated VIEs — Evangeline.”

Operating Expenses
Operating expenses increased $5.2 million, or 88.6%, primarily as a result of the reconsolidation of Evangeline with Cleco.  Evangeline’s operating expenses of $9.5 million for the first six months of 2010 are included in the chart above in total operating expenses.  Evangeline’s operating expenses of $19.8 million for the first six months of 2009 were reported in equity income from investees.  This $10.3 million decrease in Evangeline’s operating expenses was primarily due to lower maintenance expenses.  For additional information on Evangeline, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Variable Interest Entities — Consolidated VIEs — Evangeline.”

Equity Income from Investees
Equity income from investees increased $52.6 million, or 331.1%, during the first six months of 2010 compared to the first six months of 2009 primarily due to increased equity earnings at APH primarily from the recognition of a $41.0 million gain from Cleco Power’s acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities.  Also contributing to the increase was the absence of 2009 equity losses from Evangeline and the subsequent change in method of accounting for Evangeline effective January 1, 2010.  For additional information on Cleco Power’s acquisition of Acadia Unit 1, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Acadia Unit 1 Transaction.”

Gain on Toll Settlement
Gain on toll settlement was $148.4 million in the first six months of 2010 due to transactions related to the termination of the Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Evangeline Transactions.”

Income Taxes
Federal and state income taxes increased $78.5 million, or 935.9%, during the first six months of 2010 compared to the first six months of 2009 primarily due to an increase in pre-tax income.  The effective income tax rate is different than the federal statutory rate due to state tax expense.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
At June 30, 2010, Moody’s and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable.  In November 2009, Moody’s downgraded Cleco Power’s credit rating by one level.  This downgrade placed Cleco Power’s credit rating at Moody’s at a level similar to Cleco Power’s credit rating at Standard & Poor’s.  Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held.  If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to post additional fees and higher interest rates under their bank credit agreements.  Cleco Power’s collateral for derivatives is based on the lowest rating held.  If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s or Moody’s, Cleco Power would be required to post additional collateral for derivatives.  For

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

additional information on the impacts of a downgrade in credit ratings, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties — Cleco Power.”
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Madison Unit 3.  Under the terms of the Amended EPC Contract, until the final acceptance of Madison Unit 3, in the event Cleco Power does not maintain a senior unsecured credit rating of either: (i) Baa3 or better from Moody’s or (ii) BBB- or better from Standard & Poor’s, Cleco Power will be required to provide a letter of credit to Shaw in the amount of $20.0 million.  In the event of further downgrade to both of its credit ratings to: (i) Ba2 or below from Moody’s, and (ii) BB or below from Standard & Poor’s, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw.
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

Global and U.S. Economic Environment
The current economic environment and uncertainty may have an impact on Cleco’s business and financial condition.  Although Cleco has not experienced restrictions in the financial markets, its ability to access the capital markets may be restricted at a time when Cleco would like, or need, to do so, which could have a material impact on its ability to fund capital expenditures or debt service, or on its flexibility to react to changing economic and business conditions. Credit constraints could have a material negative impact on Cleco’s lenders or its customers, causing them to fail to meet their obligations to Cleco or to delay payment of such obligations.  The lower interest rates that Cleco has been exposed to have been beneficial to recent debt issuances; however, these rates have negatively affected interest income for Cleco’s short-term investments.

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

Debt
At June 30, 2010, Cleco Power was in compliance with the covenants in its credit facility.  If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility, and the lender could accelerate all principal and interest outstanding.  Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.
If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay fees and interest at a rate of 0.20% higher than the current level for its $150.0 million credit facility.  A similar downgrade to the credit ratings of Cleco Power would require Cleco Power to pay fees and interest at a rate of 0.15% higher than the current level on its $275.0 million credit facility.

Cleco Consolidated
Cleco had $150.0 million of short-term debt outstanding at June 30, 2010, compared to none at December 31, 2009.  The short-term debt outstanding was a one-year bank term loan Cleco Corporation entered into in February 2010.  The bank term loan has an interest rate of one-month LIBOR plus 2.75% and matures in February 2011.  At June 30, 2010, the interest rate on the term loan was 3.10%.
At June 30, 2010, Cleco’s long-term debt outstanding was $1.2 billion, of which $21.9 million was due within one year, compared to $1.3 billion outstanding at December 31, 2009, which included $11.5 million due within one year.  The long-term debt due within one year at June 30, 2010, represents $11.9 million of principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months and $10.0 million of credit facility draws that will expire in June 2011.  For Cleco, long-term debt decreased $91.6 million primarily due to a $85.0 million decrease in Cleco’s credit facility draws and a $5.9 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2010.
At June 30, 2010, Cleco had a working capital deficit of $25.4 million compared to a working capital surplus of $252.1 million at December 31, 2009.  Management intends to fund the working capital deficit with normal operating cash flows.  Included in working capital at June 30, 2010, and December 31, 2009, was $23.0 million and $29.9 million, respectively,

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

which was restricted for the use of debt payments.  The $277.5 million decrease in working capital is primarily due to the $150.0 million issuance of a one-year term loan in February 2010, the reclassification of a portion of the Madison Unit 3 deferred carrying cost regulatory liability from long-term to short-term, and an increase in current taxes payable due to an increase in pre-tax income.
At June 30, 2010, Cleco’s Condensed Consolidate Balance Sheet reflected $2.7 billion of total liabilities compared to $2.6 billion at December 31, 2009. The $72.7 million increase in total liabilities was primarily due to the increase in short-term debt and current taxes payable, partially offset by a decrease in long-term debt.  As discussed above, short-term debt increased $150.0 million from the entry into a one-year term loan in February 2010 which was used to fund the Acadia Unit 1 transaction.  Long-term debt decreased $91.6 million, as discussed above.  Current taxes payable increased due to an increase in pre-tax income.
Cash and cash equivalents available at June 30, 2010, were $52.2 million combined with $415.0 million facility capacity ($140.0 million from Cleco Corporation and $275.0 million from Cleco Power) for total liquidity of $467.2 million.  Cash and cash equivalents available at June 30, 2010 decreased $93.0 million when compared to cash and cash equivalents available at December 31, 2009.  This decrease is primarily due to additions to property, plant and equipment, the payment of property taxes, and the payment of common dividends.
At June 30, 2010, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  For more on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”

Cleco Corporation (Holding Company Level)
Cleco Corporation had $150.0 million short-term debt outstanding at June 30, 2010, compared to none at December 31, 2009.  The short-term debt outstanding was a one-year bank term loan Cleco Corporation entered into in February 2010.  The bank term loan has an interest rate of one-month LIBOR plus 2.75% and matures in February 2011.  At June 30, 2010, the interest rate on the term loan was 3.10%.
At June 30, 2010, and December 31, 2009, Cleco Corporation had $10.0 million and $95.0 million of long-term debt outstanding from draws on its $150.0 million credit facility.  The interest rate on outstanding borrowings under the credit facility at June 30, 2010 was 0.875%.  The credit facility will expire on June 2, 2011; therefore, the outstanding draws at June 30, 2010 are classified as long-term debt due within one year.  This facility provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.  An uncommitted line of credit with a bank in an amount up to $10.0 million is available to support Cleco Corporation’s working capital needs.  For more information about these commitments, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Disclosures about Guarantees.”
Cash and cash equivalents available at June 30, 2010, were $5.7 million, combined with $140.0 million credit facility capacity for total liquidity of $145.7 million.  Cash and cash equivalents available at June 30, 2010 decreased $1.3 million when compared to cash and cash equivalents available at December 31, 2009, primarily due to routine working capital fluctuations.

Cleco Power
There was no short-term debt outstanding at Cleco Power at June 30, 2010, or December 31, 2009.  At June 30, 2010, Cleco Power’s long-term debt outstanding was $1.2 billion, of which $11.9 million was due within one year, compared to $1.2 billion outstanding at December 31, 2009, which included $11.5 million due within one year.  The long-term debt due within one year at June 30, 2010, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco Power, long-term debt decreased $6.6 million primarily due to a $5.9 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2010.
At June 30, 2010, no borrowings were outstanding under Cleco Power’s $275.0 million, five-year revolving credit facility.  This facility provides for working capital and other needs.  Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 0.50%, including facility fees.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs.
At June 30, 2010, and December 31, 2009, Cleco Power had a working capital surplus of $116.2 million and $182.7 million, respectively.  Included in working capital at June 30, 2010, and December 31, 2009, was $23.0 million and $29.9 million, respectively, which was restricted for the use of debt payments.  The $66.5 million decrease in working capital is primarily due to the reclassification of a portion of the Madison Unit 3 deferred carrying cost regulatory liability from long-term to short-term, and an increase in current taxes payable due to an increase in pre-tax income.
Cash and cash equivalents available at June 30, 2010, were $44.8 million, combined with $275.0 million facility capacity for total liquidity of $319.8 million.  Cash and cash equivalents decreased $93.3 million, when compared to cash and cash equivalents at December 31, 2009, primarily due to additions to property, plant and equipment and the payment of property taxes.

Midstream
Midstream had no debt outstanding at June 30, 2010, or December 31, 2009.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

At June 30, 2010, Evangeline had no long-term debt outstanding.  Prior to January 1, 2010, Evangeline was accounted for under the equity method.  Evangeline had $161.8 million of long-term debt outstanding at December 31, 2009, in the form of 8.82% Senior Secured bonds due 2019.  Of this amount, $8.2 million was due within one year at December 31, 2009.  The Senior Secured bonds issued by Evangeline were non-recourse to Cleco Corporation.  In February 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement and the Evangeline 2010 Tolling Agreement.  In conjunction with these transactions, JPMVEC transferred $126.6 million principal amount of Senior Secured bonds owned by JPMVEC.  The bonds were retired and the remaining $35.2 million of principal bonds were called for irrevocable redemption pursuant to their terms.  For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Evangeline Transactions.”

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At June 30, 2010, and December 31, 2009, $48.9 million and $56.4 million of cash, respectively, was restricted on Cleco Corporation’s Condensed Consolidated Balance Sheets.  At June 30, 2010, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $14.6 million reserved at Cleco Power for GO Zone project costs, $25.9 million reserved at Cleco Power for future storm restoration costs, and $8.3 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest, and principal on storm recovery bonds.
At June 30, 2010, Evangeline had no restricted cash.  At December 31, 2009, Evangeline’s restricted cash, in the amount of $30.1 million, was not reflected in Cleco Corporation’s Consolidated Balance Sheets due to equity method accounting.  This cash was restricted under Evangeline’s Senior Secured bond indenture for major maintenance expenses and principal and interest payments on the Senior Secured bonds.  In February 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement.  In conjunction with the agreement, Evangeline’s restricted cash was released to Cleco Corporation.  For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Evangeline Transactions.”

Cleco Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $102.4 million during the first six months of 2010, compared to net cash used in operating activities of less than $0.1 million during the first six months of 2009.
Cash provided by operating activities during the first six months of 2010 increased $102.5 million from the first six months of 2009, primarily due to increased revenue due to base rate increases which became effective on February 12, 2010 and favorable weather.  Also contributing to the increase is the collection of a long-term receivable related to the Evangeline Restructuring Agreement; lower retainage payments, primarily due to the completion of Madison Unit 3; and lower fuel inventory purchases.  Fuel inventory purchases were higher in the first six months of 2009 primarily due to the purchase of initial fuel inventory for Madison Unit 3.

Net Investing Cash Flow
Net cash used in investing activities was $191.4 million during the first six months of 2010, compared to $86.6 million during the first six months of 2009.  Net cash used in investing activities during the first six months of 2010 was higher than the first six months of 2009 primarily due to additions to property, plant and equipment.
During the first six months of 2010, Cleco had additions to property, plant and equipment, net of AFUDC of $202.0 million, a $17.6 million investment in New Market Tax Credits, and an $8.5 million investment in Acadia.  This was partially offset by the transfer of $37.7 million of cash from restricted accounts, primarily related to Evangeline.
During the first six months of 2009, Cleco had additions to property, plant and equipment, net of AFUDC of $97.2 million, a $13.9 million investment in Acadia, and a $7.7 million investment in New Market Tax Credits.  This was partially offset by the transfer of $32.3 million of cash from restricted accounts, primarily related to solid waste disposal and GO Zone bonds.

Net Financing Cash Flow
Net cash used in financing activities was $4.1 million during the first six months of 2010, compared to cash provided by financing activities of $31.1 million during the first six months of 2009.  Net cash provided by financing activities during the first six months of 2010 was lower than the first six months of 2009 primarily due to higher retirements of long-term obligations and lower issuances of long-term debt, partially offset by higher issuance of short-term debt.
During the first six months of 2010, Cleco retired $126.1 million of long-term debt, consisting of $35.2 million of Evangeline debt, $85.0 million of credit facility draws and $5.9 million of long-term bonds.  Cleco also used $28.7 million for the payment of common stock dividends.  This was partially offset by the issuance of $150.0 million of short-term debt, which was used to facilitate the acquisition of Acadia Unit 1.
During the first six months of 2009, Cleco received proceeds of $118.0 million from credit facility draws.  This was partially offset by $58.6 million of cash used for repayment of long-term bonds, and $27.1 million used for the payment of common stock dividends.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $29.3 million during the first six months of 2010, compared to $50.1 million during the first six months of 2009.
Cash provided by operating activities during the first six months of 2010 decreased $20.8 million from the first six months of 2009.  The 2010 refund of Madison Unit 3 carrying costs to customers as opposed to the 2009 collection from customers contributed $80.5 million to this decrease.  The absence of $29.8 million in tax refunds received in the first six months of 2009 also contributed to this decrease.  Partially offsetting these decreases was higher income primarily due to base rate increases which became effective on February 12, 2010 and favorable weather.

Net Investing Cash Flow
Net cash used in investing activities was $40.8 million during the first six months of 2010, compared to $64.1 million during the first six months of 2009.  Net cash used in investing activities during 2010 was lower than the first six months of 2009 primarily due to fewer additions to property, plant and equipment, primarily due to the completion of Madison Unit 1.
During the first six months of 2010, Cleco Power had additions to property, plant and equipment, net of AFUDC of $48.0 million.  This was partially offset by the transfer of $7.5 million of cash from restricted accounts, primarily related to solid waste disposal and GO Zone bonds.
During the first six months of 2009, Cleco Power had additions to property, plant and equipment, net of AFUDC of $96.7 million.  This was partially offset by the transfer of $32.3 million of cash from restricted accounts, primarily related to solid waste disposal and GO Zone bonds.

Net Financing Cash Flow
Net cash used in financing activities was $81.9 million during the first six months of 2010, compared to $45.7 million during the first six months of 2009.  Net cash used in financing activities during the first six months of 2010 was higher than the first six months of 2009 primarily due to $60.0 million of higher distributions made to Cleco and $30.0 million absence of issuances of long-term debt, partially offset by $54.1 million of lower retirements of long-term debt.

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

Off-Balance Sheet Commitments and Disclosures about Guarantees
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates).  Cleco Corporation and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur.  These contractual terms generally are defined as guarantees in the authoritative guidance.  For additional information on off-balance sheet commitments, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments.”

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

Retail Rates of Cleco Power
In June 2009, Cleco Power filed its monitoring report for the 12-month period ended September 30, 2008.  In June 2010, the Staff closed the review, and no customer refunds were due for this period.  In January 2010, Cleco Power also filed its monitoring report for the 12-month period ended September 30, 2009.  The Staff issued its preliminary report in June 2010, which indicated that no customer refunds are due for this period.
In February 2006, the LPSC approved Cleco Power’s plans to build Madison Unit 3.  Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit.  In any calendar year during the construction period, the amount collected from customers was not to exceed 6.5% of Cleco Power’s projected retail revenues.  Cleco Power began collection of the carrying costs and established a regulatory liability in May 2006.  In October 2009, the LPSC voted unanimously to approve Cleco Power’s new retail rate plan.  The retail rate plan established that Cleco Power return $183.2 million to customers over a five-year period and record a regulatory asset for all amounts above the actual amount collected from customers.  On February 12, 2010, Madison Unit 3 commenced commercial operation and the new rates became effective.  At that time, Cleco Power began returning the

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

construction carrying costs to customers and amortizing the regulatory asset over a five-year period.  In March 2010, the LPSC issued an order changing the period of return from five years to four years and established that Cleco Power return $167.9 million to customers over the four-year period.  As of June 30, 2010, $30.0 million has been returned to customers.
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

Madison Unit 3
In May 2006, Cleco Power began construction of Madison Unit 3, a 600-MW solid fuel power plant at its Rodemacher facility, which was renamed the Brame Energy Center on June 11, 2010.  The unit commenced commercial operations on February 12, 2010.  Madison Unit 3 is capable of burning various solid fuels, but initially will primarily burn petroleum coke produced by several refineries throughout the Gulf Coast region.  Cleco Power has contracted with three suppliers to collectively supply 93% through 2011, and 73% from 2012 through 2014, of the Madison Unit 3 fuel requirements.
In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which has subsequently been amended by the parties.  Under the amended contract, the lump-sum price is $795.6 million.  Various claims remain in dispute resolution between Cleco Power and Shaw including the claims for force majeure related costs, which have been agreed upon as not to exceed $24.0 million, less the liquidated damage value of a 30-day schedule extension, plus various outstanding claims totaling approximately $1.3 million relating to fuel moisture, water and steam quality, and slope failure.  As of June 30, 2010, Cleco Power had incurred approximately $995.2 million in total project costs, including AFUDC.  The Madison Unit 3 budget remains within 1% of its estimated projection of $1.0 billion, as the resulting additional AFUDC costs from delays were principally offset by Shaw payments for delay liquidated damages under the Amended EPC Contract in the amount of $18.2 million.  In addition to the claims above, Shaw is seeking recovery of the aforementioned $18.2 million of liquidated damages.  All such claims are currently in arbitration.  In May 2010, Cleco Power sent Shaw a notice of default relating to Shaw’s inability to meet certain material obligations under the Amended EPC Contract.  While the project achieved commercial operations, Shaw must correct various identified items, meet a 30-day reliability performance test, and provide services under a one-year warranty.  In support of Shaw’s performance obligations, Cleco Power, as of June 30, 2010, is retaining two letters of credit collectively in the amount of $117.5 million, an additional $0.8 million of payment retainage, as well as a $200.0 million payment and performance bond in favor of Cleco Power as specified under the Amended EPC Contract.  The retention and remaining letters of credit are provided in support of Shaw’s potential payment of liquidated damages, or other payment performance obligations.

Lignite Deferral
At June 30, 2010, and December 31, 2009, Cleco Power had $22.9 million and $24.2 million, respectively, in deferred lignite mining costs remaining uncollected.
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
The project includes upgrades to certain existing electric facilities as well as the construction of new substations, transmission lines, and capacitor banks.  The estimated cost of the

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

project is $250.0 million.  Each utility is responsible for various components of the project.  Cleco Power’s portion of the cost is approximately $150.0 million, including AFUDC.  The first phase of construction began in September 2009, with the final phase scheduled to be completed in 2012.  At June 30, 2010, Cleco Power had spent $26.4 million on the Acadiana Load Pocket project.  Upgrading the interconnected transmission system is expected to increase capacity, reduce transmission constraints, and improve electric service for customers served by all three utilities.

AMI Project
In October 2009, Cleco Power received notification of its selection to receive a $20.0 million grant from the DOE to deploy advanced metering infrastructure technology for Cleco Power’s approximate 277,000 customers.  Cleco Power applied to the DOE under a small grant process, which capped the grant award at $20.0 million.  The DOE selected 100 smart-grid initiatives out of approximately 400 applications for funding under the smart-grid investment grant program.  The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009.  On May 3, 2010, Cleco Power accepted the terms of the $20.0 million grant from the DOE.  The DOE assistance agreement was executed in May 2010.
Implementing smart-grid technology includes installing smart meters with two-way communication capabilities along with implementing a territory-wide communication network and data management system.  Cleco Power’s primary initial benefit is savings gained through operational efficiencies.  Another benefit is increased information about customer usage, which will give Cleco Power better distribution system planning data, better response to customer usage questions, and faster detection and restoration of system outages.  Future benefits could include providing customers with near real-time energy usage information and rate options.  These benefits may also require other significant capital investments.
Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million.  In April 2010, Cleco Power received board approval for the project conditioned upon approval by the LPSC.  Cleco Power filed an application with the LPSC in June 2010, and requested expedited approval of the project prior to the end of 2010.  In July 2010, Cleco Power received from the LPSC, a Notice of Assignment and Notice of Status Conference scheduled for October 25, 2010.  Upon approval from the LPSC, Cleco Power expects to complete the project by the first quarter of 2013.  If Cleco Power does not receive LPSC approval, the project will be re-evaluated at that time.  At June 30, 2010, Cleco Power had deferred $0.3 million in AMI costs.

Teche Blackstart Unit Project
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
At June 30, 2010, Cleco Power had incurred $11.3 million of the estimated $31.0 million total expenditures for this project.  This estimate includes the necessary upgrades to allow the purchased unit to also function as a generation resource suitable for peaking capacity.  Phase I of the project, which included procurement of the gas turbine, has been completed.  Phase II, which includes site construction, began in the second quarter of 2010, and the project is expected to be completed in the second quarter of 2011.

Franchises
In July 2009, the City of Opelousas notified Cleco Power that it would begin formally requesting proposals from other power companies to supply its electricity needs. The current agreement is set to expire in August 2011.  In November 2009, the City of Opelousas received responses from power companies from which it solicited bids declining its request for proposals to provide power to the City.  The Mayor formed a citizens committee to determine if the City of Opelousas should operate its power system or continue the operating and franchise agreement with Cleco Power.  In December 2009, the City of Opelousas requested an extension under the operating and franchise agreement to perform the review.  Cleco Power granted an extension until December 31, 2010.  For the twelve-month period ended June 30, 2010, Cleco Power’s base revenue from the City of Opelousas was $10.1 million.  Approximately 10,000 customers are located in the City of Opelousas.  While the City of Opelousas owns a portion of the power system, Cleco Power has performed upgrades and expansions since May 1991, which was the inception of the operating and franchise agreement.  If the operating and franchise agreement is not renewed by the City of Opelousas, the City of Opelousas will be liable to Cleco Power for the cost of the upgrades and expansions for approximately $9.0 million.
On March 9, 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana on behalf of three Cleco Power customers in Opelousas, Louisiana.  In addition, on May 11, 2010, a second complaint repeating the allegations of the first was filed on behalf of a number of Opelousas residents.  For additional information regarding these complaints, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — City of Opelousas.”

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

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
On July 31, 2009, the Acadia Power Station received a compliance order from the LDEQ primarily to address violations of its total sulfate water discharge limitations.  The Acadia Power Station is now operating in compliance with the terms of its Louisiana Pollutant Discharge Elimination System permit and requested that the LDEQ close the compliance order.  On April 19, 2010, the LDEQ issued the Acadia Power Station a letter validating its compliance with the permit and closed the compliance order without assessing civil penalties on the facility as part of this enforcement action.  However, the LDEQ reserved the right to seek additional enforcement action on the violations of the water discharge permit limits in the future.
On April 12, 2010, the revised primary National Ambient Air Quality Standard (NAAQS) for nitrogen dioxide (NO2) promulgated by the EPA took effect.  The EPA established a new 1-hour standard at a level of 100 parts per billion (ppb) to supplement the existing annual standard.  The EPA is also establishing requirements for an NO2 monitoring network that focuses on roadways.  States must have required monitors operational by January 1, 2013 and then have three years thereafter to collect air quality data in order to determine compliance with the revised NAAQS.  The EPA intends to promulgate initial NO2 designations by January 2012.  However, the EPA may redesignate areas based on data from the new monitors.  Due to the fact that coal-fired units from electric utilities are significant sources of NO2 emissions in the country, utilities could be required to substantially reduce their NO2 emissions.  At this time, Cleco cannot determine the potential impacts of this rule on its generating units.
The EPA issued its Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas (GHG) Tailoring Rule (Tailoring Rule) on May 13, 2010.  According to the EPA, the rule is necessary to “tailor” the applicability of PSD and the Title V Operating Permit programs, to avoid impacting millions of smaller GHG sources once the GHG emission standards for motor vehicles take effect on January 2, 2011. The Clean Air Act defines major stationary sources to include utility boilers that emit greater than 100 tons per year (tpy) of a regulated air pollutant.  The Tailoring Rule, as finalized, changes the thresholds in those programs for GHGs expressed in carbon dioxide equivalent (CO2e) in two phases.  Under the first phase, effective January 2, 2011, new sources and major modifications to existing sources that are subject to PSD for pollutants other than GHGs will also have to address GHG emissions, including a demonstration of best available control technology (BACT), if the proposed new source or major modification would result in GHG emissions greater than 75,000 tpy CO2e. Under the second phase, effective July 1, 2011, new sources and major modifications to existing sources will have to address GHG emissions, including a demonstration of BACT, if the proposed source or major modification would result in GHG emissions greater than 100,000 tpy or 75,000 tpy CO2e, respectively, regardless of whether it is subject to PSD for other pollutants.  At this time, Cleco does not anticipate a modification at any of its existing sources that would trigger PSD and associated BACT demonstration for GHGs.  However, in the event that an existing source does undergo a major modification and the PSD threshold is triggered, Cleco will have to demonstrate BACT for GHGs. At this time the EPA has not issued definitive guidance on what BACT entails for large utility boilers.
On May 18, 2010, the EPA released its proposal rule for regulating the disposal and management of coal combustion residuals (CCRs) from coal-fired power plants. Rather than offering a single approach, the EPA requested comments on two options for regulating CCRs. The first, known as the “Subtitle C” option, would regulate CCRs as a new special waste subject to many of the requirements for hazardous waste, while the second, known as the “Subtitle D” option, would regulate CCRs in a manner similar to industrial solid waste.  Either of the EPA proposed options represents a shift toward more comprehensive and costly requirements for CCR disposal and management, but the Subtitle C option contains significantly more stringent requirements and will have greater capital and operating costs associated with it.  Both options seem to allow the continued use of ash for certain beneficial reuses.  However, the Subtitle C provisions of these proposed rules could thwart the beneficial reuse of the material that Cleco currently enjoys due to the stigma of characterizing the ash as a hazardous waste.  Depending upon the outcome of the final rule, this regulatory proposal could significantly impact the manner and cost in which Cleco Power manages its CCRs.  The EPA final rule is expected to be released sometime in 2011.  Any new, stricter requirements imposed on coal ash and associated ash management units by the EPA as a result of this new rule could significantly increase the cost of operating existing units or require them to be upgraded.  At this time, management is unable to determine whether the costs associated with potential stricter requirements will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

On June 22, 2010, the EPA revised the NAAQS for sulfur dioxide (SO2). The new standard is now a one-hour health standard of 75 ppb, designed to reduce short-term exposures to SO2 ranging from five minutes to 24 hours. With the issuance of the final rule, the current 24-hour health standard of 140 ppb and the annual SO2 standard of 30 ppb evaluated over an entire year have been revoked. The agency said those standards would not provide public health protection in conjunction with the new one-hour health standard. A new and important aspect of the new SO2 standard is a revised monitoring network combined with a new ambient air modeling approach to determine compliance with the new standard.  The agency expects to identify or designate areas not meeting the new standard by June 2012, and any new monitors required by the rule must begin to operate no later than January 1, 2013. Due to the fact that coal-fired units from electric utilities emit most of the SO2 emissions in the country, utilities could be required to substantially reduce their SO2 emissions.  At this time, Cleco cannot determine the potential impacts of this rule on its generating units.
On July 6, 2010, the EPA issued a proposed rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone” (Transport Rule) that would require significant reductions in SO2 and NOx emissions in 32 states, including the State of Louisiana.  The Transport Rule replaces the EPA’s 2005 Clean Air Interstate Rule (CAIR).  The U.S. Court of Appeals for the District of Columbia Circuit initially vacated CAIR, but then reinstated the rule and directed the EPA to conduct further proceedings consistent with the Court’s opinion in the case.  The proposed Transport Rule represents this response. Meanwhile, CAIR remains in effect until the final Transport Rule is issued. Under the Transport Rule, the EPA is proposing to set total emissions limits for each state, with limited interstate trading among power plants. Specifically, the EPA is proposing to limit the NOx and SO2 emissions through Federal Implementation Plans that regulate electric generating units in the 32 states, including Louisiana. The emissions reductions requirements would take effect in January 2012.  Because the rule is only proposed at this time, Cleco cannot determine specifically what the new rule requirements will entail, to what extent compliance costs would be increased, or what level of capital expenditures would be required to comply with the final rule.  Cleco had previously evaluated potential compliance strategies to meet the emission reductions contemplated by the initial CAIR regulations. The installation of new low NOx burners and enhancements to the SO2 scrubber at Dolet Hills were expected to be an integral part of meeting the CAIR NOx and SO2 reduction provisions. Likewise, the installation of the new low NOx burners at Rodemacher Unit 2 in 2008 may help meet any future Transport Rule reduction requirements. Cleco will rely on its previous compliance strategy to meet the current CAIR requirements and also may include additional emission controls, purchase of allowances, or fuel changes to enhance its compliance, if warranted to meet future requirements imposed by the Transport Rule.
For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Environmental Matters in the Combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

Recent Authoritative Guidance
For a discussion of recent authoritative guidance, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Recent Authoritative Guidance” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

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

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three and six months ended June 30, 2010, and June 30, 2009.  The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Combined Quarterly Report on Form 10-Q.
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

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2010 and the first six months of 2009.  Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the second quarter of 2010 and the second quarter of 2009, see “— Results of Operations — Comparison of the Three Months Ended June 30, 2010, and 2009 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2010 and the first six months of 2009, see “— Results of Operations — Comparison of the Six Months Ended June 30, 2010, and 2009 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

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
Cleco applies the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting since Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.
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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.  Market conditions during the past few years have limited the availability and have increased the costs of capital for many companies.  The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses.  After assessing the current operating performance, liquidity, and credit ratings of Cleco, management believes that it will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  Cleco Corporation and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held.  If Cleco Corporation or Cleco Power’s credit ratings were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation and Cleco Power would be required to pay additional fees and higher interest rates under their respective bank credit facilities.  Cleco Power’s collateral for derivatives is based on the lowest rating held.  If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s or Moody’s, Cleco Power would be required to pay additional collateral for derivatives.

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
At June 30, 2010, Cleco had $150.0 million of short-term variable-rate debt outstanding with an interest rate of LIBOR

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

plus 2.75%.  Each 1% increase in the interest rate applicable to such debt would cause a $1.5 million decrease in pre-tax earnings of Cleco.
At June 30, 2010, Cleco Corporation had $10.0 million principal amount of long-term variable-rate debt outstanding under its $150.0 million five-year credit facility at an interest rate of 0.875%.  The borrowings under the credit facility are considered short-term as the credit facility will expire in June 2011.  The borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.  Each 1% increase in the interest rate applicable to such debt would have resulted in a $0.1 million decrease in pre-tax earnings of Cleco.
Cleco Power had an additional $50.0 million long-term variable-rate debt outstanding.  For more information regarding Cleco Power’s long-term variable-rate debt outstanding and interest rate swap, refer to “— Cleco Power” below.

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
During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010.  These transactions are derivatives as defined by the authoritative guidance on derivatives and hedging but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue.  At June 30, 2010, and December 31, 2009, the positions had a negative mark-to-market value of $0.4 million.  In addition, these positions resulted in a realized loss of $0.5 million during the first six months of 2010.  In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in the market value of open natural gas positions and ultimately in Cleco Power’s future earnings.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate the volatility in customer fuel costs, as encouraged by an LPSC order.  Cleco Power’s fuel stabilization policy targets higher levels of minimum hedging percentages and mitigates the volatility in customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles.  Based on market prices at June 30, 2010, the net mark-to-market impact related to open natural gas positions at June 30, 2010, were losses of $17.9 million.  The majority of these natural gas positions will close over the next twelve months.  Deferred losses relating to closed natural gas positions at June 30, 2010, and December 31, 2009, totaled $4.4 million and $2.6 million, respectively.
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
Based on these assumptions, the VaR relating to Cleco Power’s hedge transactions for the three and six months ended June 30, 2010, as well as the VaR at December 31, 2009, is summarized below.

	FOR THE THREE MONTHS ENDED JUNE 30, 2010
(THOUSANDS)	HIGH	LOW	AVERAGE
Economic hedges	$67.2	$32.0	$50.5
Fuel cost hedges	$2,203.6	$1,177.4	$1,642.5

	FOR THE SIX MONTHS ENDED JUNE 30, 2010			AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2010	2009
Economic hedges	$139.2	$32.0	$63.6	$39.1	$110.9
Fuel cost hedges	$3,650.4	$1,177.4	$1,907.7	$1,360.8	$2,848.5

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
Cleco Power had no short-term variable-rate debt as of June 30, 2010.
At June 30, 2010, Cleco Power had $50.0 million of long-term variable-rate debt outstanding with an interest rate of 3.00% plus one-month LIBOR.  Each 1% increase in the interest rate applicable to such debt would cause a $0.5 million decrease in the pre-tax earnings of Cleco Power.  During 2009, Cleco Power locked in an interest rate swap, effective concurrent with issuing the $50.0 million variable-rate debt, for the notional amount of the debt requiring a monthly net settlement between Cleco Power’s fixed 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  Each 1%

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

increase in the interest rate applicable to the interest rate swap would cause a $0.5 million increase in the pre-tax earnings of Cleco Power.
At June 30, 2010, Cleco Power had no borrowings outstanding under its $275.0 million five-year credit facility.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4 AND 4T.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of June 30, 2010, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power LLC (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including the CEO and CFO, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2010, and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ Combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (the “First Quarter 2010 Form 10-Q”) and Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”).  For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the First Quarter 2010 Form 10-Q and the 2009 Annual Report on Form 10-K.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cleco Corporation held its Annual Meeting of Shareholders on April 30, 2010.  The voting results on the matters submitted to a vote of security holders were reported in “Part II, Item 5 — Other Information” in the First Quarter 2010 Form 10-Q.

ITEM 5.      OTHER INFORMATION

On July 30, 2010, Cleco Corporation (the “Company”) entered into an Executive Employment Agreement (the “Agreement”) with Darren J. Olagues, the Senior Vice President and Chief Financial Officer of the Company, and an addendum to the Agreement (the “Addendum”).  The Agreement replaces the executive employment agreement by and between the Company and Mr. Olagues dated as of July 30, 2007.  The Addendum amends the Agreement by providing that Mr. Olagues will become fully vested for purposes of the Company’s Supplemental Executive Retirement Plan in the event of his constructive termination by the Company.
Pursuant to the terms of the Agreement, Mr. Olagues’ annual salary shall be equal to his annual base salary in effect as of July 30, 2010, which was $278,100.  Mr. Olagues is eligible to participate in the Company’s Annual Incentive Compensation Plan, 2010 Long-Term Incentive Compensation Plan and Supplemental Executive Retirement Plan.  Mr. Olagues’ base salary, bonus and participation in the Company’s incentive compensation programs will be reviewed at least annually by the Compensation Committee of the Company’s Board of Directors.
If Mr. Olagues’ employment is terminated by the Company without Cause, he will receive (a) Base Compensation payable for the remainder of the employment term (as defined in the Agreement) and (b) his Incentive Bonus payable in the target amount for the year in which the termination occurs.  In addition, at his written request, the Company shall, pursuant to certain conditions, purchase his principal residence and pay or reimburse him for the cost of relocation.  Also, the Company shall, pursuant to certain conditions, pay the continuation coverage premium if Mr. Olagues and/or his dependents elect to continue group medical coverage.
If Mr. Olagues’ employment is terminated by the Company for Good Reason, a term used in connection with a Change in Control, or without Cause at any time within the 60-day period preceding or 36-month period following a Change in Control, he will receive (a) an amount equal to three times the sum of his Base Compensation and Target Bonus (as defined in the Agreement), (b) coverage, for a certain period of time, for him and his dependents under the Company’s or an Affiliate’s group medical plan, and (c) an amount equal to three times the Company’s maximum matching contribution obligation under the Company’s 401(k) Savings and Investment Plan.  In addition, the vesting shall be accelerated, any restrictions shall lapse and all performance objectives shall be deemed satisfied as to any outstanding grants or awards made to him under the 2010 Long-Term Incentive Compensation Plan or its predecessor plan.  At Mr. Olagues’ written request, the Company shall, pursuant to certain conditions, purchase his principal residence, and pay or reimburse him for the cost of relocation.
If Mr. Olagues’ employment is terminated by the Company for Cause, or if he terminates employment with the Company, no payments or benefits shall be due to him from the Company, except as may be required under a separate plan or as may be required by law.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

If Mr. Olagues dies or becomes disabled, he or his estate would receive his Incentive Bonus payable with respect to the year of his death or disability, prorated to reflect his actual period of service.
Mr. Olagues is subject to a non-solicitation clause during the one-year period beginning as of the date of voluntary termination by him or an involuntary termination with Cause.
Any payment potentially due under the Agreement will be subject to a six-month delay should Mr. Olagues be a “Specified Employee” as defined under Internal Revenue Code Section 409A.  In the event of payment delay, no interest income becomes due to him.
The foregoing description of the Agreement and the Addendum is qualified in its entirety by reference to the Agreement and Addendum, which are incorporated herein by reference and attached hereto as Exhibit 10.1.  Capitalized terms used and not otherwise defined herein shall have the meanings given such terms in the Agreement.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

ITEM 6.    EXHIBITS
CLECO CORPORATION
3.1	Bylaws of Cleco Corporation, revised effective April 1, 2010 (incorporated by reference to Exhibit 3.1 of Cleco Corporation Form 10-Q (file no. 1-15759), filed with the SEC on May 5, 2010)
10.1	Executive Employment Agreement (Level 1) and addendum to Executive Employment Agreement (Level 1) between Cleco Corporation and Darren J. Olagues, dated July 30, 2010
12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, six-, and twelve-month periods ended June 30, 2010, for Cleco Corporation

31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

CLECO POWER
3.2
First Amended and Restated Articles of Organization of Cleco Power LLC, dated April 30, 2010 (incorporated by reference to Exhibit 3.2 of Cleco Power LLC Form 10-Q (file no. 1-05663), filed with the SEC on May 5, 2010)

3.3
First Amended and Restated Operating Agreement of Cleco Power LLC, dated April 30, 2010 (incorporated by reference to Exhibit 3.3 of Cleco Power LLC Form 10-Q (file no. 1-05663), filed with the SEC on May 5, 2010)

12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, six-, and twelve-month periods ended June 30, 2010, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  August 4, 2010

CLECO CORPORATION
CLECO POWER	2010 2ND QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  August 4, 2010