Form 10-Q
period 2010-09-30
CLECO POWER LLC; CLECO CORP
filed 2010-11-01
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
__________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Large accelerated filer ☐           Accelerated filer ☐                  Non-accelerated filer ☒  (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒
Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at October 26, 2010

Cleco Corporation	Common Stock, $1.00 Par Value	60,754,415

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

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

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection Agreement and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
JPMVEC	J.P. Morgan Ventures Energy Corporation. In September 2008, BE Louisiana LLC was merged into JPMVEC.
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001.
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Madison Unit 3
A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana that commenced commercial operation on February 12, 2010.  Prior to June 11, 2010, Madison Unit 3 was known as Rodemacher Unit 3.

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
NERC	North American Electric Reliability Corporation
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation.
PPACA	Patient Protection and Affordable Care Act (HR 3590)
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
SPP	Southwest Power Pool
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
Teche	Teche Electric Cooperative, Inc.
VaR	Value-at-risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Combined Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results.  All statements other than statements of historical fact included in this Combined Quarterly Report are forward-looking statements, including, without limitation, statements regarding Madison Unit 3; JPMVEC’s performance under the Evangeline 2010 Tolling Agreement; future capital expenditures; projections, including with respect to base revenue; business strategies; goals, beliefs, plans and objectives; market developments; development and operation of facilities; the Registrants’ election under a recently enacted pension funding relief law; expansion of service to a current customer and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

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

▪	The availability and use of alternative sources of energy and technologies;

▪	Impact of the imposition of energy efficiency requirements or of increased conservation efforts of customers;

▪	Reliability of all Cleco Power and Midstream generating facilities, particularly Madison Unit 3 during its first year of commercial operations;

▪	Acts of terrorism or other man-made disasters;

▪	Availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates or market perceptions of the electric utility industry and energy-related industries;

▪	Uncertain tax positions;

▪	Employee work force factors, including work stoppages and changes in key executives;

▪
Legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects, including the joint project to upgrade the Acadiana Load Pocket transmission system, Entergy Louisiana’s acquisition of Acadia Unit 2, the Teche Blackstart unit project, and the AMI project;

▪	Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters;

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

▪	Changes in federal, state, or local laws, and changes in tax laws or rates, or regulating policies;

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

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2010	2009
Operating revenue
Electric operations	$325,629	$228,952
Tolling operations	11,153	-
Other operations	13,305	9,859
Affiliate revenue	119	2,689
Gross operating revenue	350,206	241,500
Electric customer credits	(6,314)	-
Operating revenue, net	343,892	241,500
Operating expenses
Fuel used for electric generation	100,587	74,585
Power purchased for utility customers	51,678	61,943
Other operations	30,288	26,667
Maintenance	23,362	10,452
Depreciation	28,847	19,620
Taxes other than income taxes	9,123	7,479
Loss on sales of assets	20	77
Total operating expenses	243,905	200,823
Operating income	99,987	40,677
Interest income	128	369
Allowance for other funds used during construction	887	17,813
Equity income from investees	2,494	15,587
Other income	2,755	2,079
Other expense	(1,416)	(849)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount, net of capitalized interest	25,404	17,361
Allowance for borrowed funds used during construction	(336)	(6,523)
Total interest charges	25,068	10,838
Income before income taxes	79,767	64,838
Federal and state income tax expense	30,155	4,983
Net income	49,612	59,855
Preferred dividends requirements, net of tax	12	12
Net income applicable to common stock	$49,600	$59,843
Average shares of common stock outstanding
Basic	60,471,183	60,234,243
Diluted	60,825,298	60,556,768
Basic earnings per share
Net income applicable to common stock	$0.82	$0.99
Diluted earnings per share
Net income applicable to common stock	$0.82	$0.99
Cash dividends declared per share of common stock	$0.25	$0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009
Net income	$49,612	$59,855
Other comprehensive loss, net of tax:
Amortization of post-retirement benefit net income (loss) (net of tax expense (benefit) of $6 in 2010 and $(91) in 2009)	9	(123)
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $145 in 2010 and $356 in 2009)	(231)	(569)
Reclassification of interest expense on interest rate swap (net of tax expense of $75 in 2010 and $36 in 2009)	119	58
Reclassification of interest expense on treasury rate lock (net of tax benefit of $16 in 2010)	(25)	-
Total other comprehensive loss, net of tax	(128)	(634)
Comprehensive income, net of tax	$49,484	$59,221
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2010	2009
Operating revenue
Electric operations	$839,528	$627,469
Tolling operations	23,016	-
Other operations	34,425	25,680
Affiliate revenue	1,426	8,513
Gross operating revenue	898,395	661,662
Electric customer credits	(6,314)	-
Operating revenue, net	892,081	661,662
Operating expenses
Fuel used for electric generation	276,727	213,213
Power purchased for utility customers	124,404	164,209
Other operations	86,786	77,557
Maintenance	58,832	35,777
Depreciation	82,899	58,233
Taxes other than income taxes	26,490	22,812
(Gain) loss on sales of assets	(37)	77
Total operating expenses	656,101	571,878
Operating income	235,980	89,784
Interest income	369	1,051
Allowance for other funds used during construction	11,052	52,341
Equity income from investees	39,212	710
Gain on toll settlement	148,402	-
Other income	3,563	4,753
Other expense	(4,379)	(2,181)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount, net of capitalized interest	76,074	58,827
Allowance for borrowed funds used during construction	(4,054)	(19,157)
Total interest charges	72,020	39,670
Income before income taxes	362,179	106,788
Federal and state income tax expense	127,411	13,258
Net income	234,768	93,530
Preferred dividends requirements, net of tax	35	35
Net income applicable to common stock	$234,733	$93,495
Average shares of common stock outstanding
Basic	60,405,388	60,167,644
Diluted	60,632,138	60,390,454
Basic earnings per share
Net income applicable to common stock	$3.89	$1.55
Diluted earnings per share
Net income applicable to common stock	$3.87	$1.55
Cash dividends declared per share of common stock	$0.725	$0.675
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009
Net income	$234,768	$93,530
Other comprehensive loss, net of tax:
Amortization of post-retirement benefit net loss (net of tax benefit of $6 in 2010 and $119 in 2009)	(9)	(120)
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $276 in 2010 and $356 in 2009)	(441)	(569)
Reclassification of interest expense on interest rate swap (net of tax expense of $228 in 2010 and $36 in 2009)	364	58
Reclassification of interest expense on treasury rate lock (net of tax benefit of $48 in 2010)	(77)	-
Total other comprehensive loss, net of tax	(163)	(631)
Comprehensive income, net of tax	$234,605	$92,899
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPTEMBER 30, 2010	AT DECEMBER 31, 2009
Assets
Current assets
Cash and cash equivalents	$67,836	$145,193
Restricted cash	15,466	29,941
Customer accounts receivable (less allowance for doubtful accounts of $734 in 2010 and $1,173 in 2009)	53,682	29,550
Accounts receivable – affiliate	2,046	12,129
Other accounts receivable (less allowance for doubtful accounts of $1,832 in 2010 and $0 in 2009)	51,468	28,878
Taxes receivable	-	15,449
Unbilled revenue	45,333	21,975
Fuel inventory, at average cost	88,679	80,038
Material and supplies inventory, at average cost	46,836	41,410
Risk management assets, net	621	2,854
Accumulated deferred federal and state income taxes, net	4,529	6,799
Accumulated deferred fuel	21,554	35,059
Cash surrender value of company-/trust-owned life insurance policies	32,657	30,269
Prepayments	3,867	3,571
Regulatory assets – other	13,143	9,914
Other current assets	3,410	896
Total current assets	451,127	493,925
Property, plant and equipment
Property, plant and equipment	3,779,244	2,144,491
Accumulated depreciation	(1,142,731)	(999,204)
Net property, plant and equipment	2,636,513	1,145,287
Construction work in progress	120,262	1,101,743
Total property, plant and equipment, net	2,756,775	2,247,030
Equity investment in investees	87,095	251,617
Prepayments	4,753	5,096
Restricted cash, less current portion	25,874	26,510
Regulatory assets and liabilities – deferred taxes, net	205,205	191,844
Regulatory assets – other	255,200	273,880
Net investment in direct financing lease	13,865	-
Intangible asset	148,187	157,098
Other deferred charges	15,459	47,847
Total assets	$3,963,540	$3,694,847
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT SEPTEMBER 30, 2010	AT DECEMBER 31, 2009
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Short-term debt	$150,000	$-
Long-term debt due within one year	36,440	11,478
Accounts payable	105,507	111,358
Retainage	1,558	813
Accounts payable – affiliate	6	2,370
Customer deposits	38,019	34,195
Provision for rate refund	6,316	2
Taxes accrued	35,849	-
Interest accrued	19,967	11,880
Risk management liability, net	11,560	13,767
Regulatory liabilities – other	53,781	33,592
Deferred compensation	7,546	7,091
Other current liabilities	13,536	15,258
Total current liabilities	480,085	241,804
Deferred credits
Accumulated deferred federal and state income taxes, net	521,979	460,894
Accumulated deferred investment tax credits	8,990	9,954
Postretirement benefit obligations	146,927	146,270
Regulatory liabilities – other	44,044	149,638
Restricted storm reserve	25,779	25,434
Uncertain tax positions	107,244	115,643
Other deferred credits	129,052	108,839
Total deferred credits	984,015	1,016,672
Long-term debt, net	1,187,806	1,320,299
Total liabilities	2,651,906	2,578,775
Commitments and Contingencies (Note 10)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,000 shares, issued 10,288 shares at September 30, 2010 and December 31, 2009	1,029	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,510,271 and 60,277,462 shares and outstanding 60,495,797 and 60,259,368 shares at September 30, 2010 and December 31, 2009, respectively	60,510	60,277
Premium on common stock	403,929	399,148
Retained earnings	857,858	667,220
Treasury stock, at cost, 14,474 and 18,094 shares at September 30, 2010 and December 31, 2009, respectively	(238)	(311)
Accumulated other comprehensive loss	(11,454)	(11,291)
Total common shareholders’ equity	1,310,605	1,115,043
Total shareholders’ equity	1,311,634	1,116,072
Total liabilities and shareholders’ equity	$3,963,540	$3,694,847
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009
Operating activities
Net income	$234,768	$93,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,094	96,051
Gain on forgiveness of debt	(129,870)	-
Provision for doubtful accounts	578	1,444
Return on equity investment in investee	-	750
Income from equity investments	(39,212)	(710)
Unearned compensation expense	3,947	4,388
Allowance for other funds used during construction	(11,052)	(52,341)
Amortization of investment tax credits	(964)	(999)
Net deferred income taxes	40,013	(6,061)
Deferred fuel costs	13,994	20,035
(Gain) loss on economic hedges	(188)	144
Cash surrender value of company-/trust-owned life insurance	(1,481)	(4,406)
Changes in assets and liabilities:
Accounts receivable	(49,329)	1,351
Accounts and notes receivable, affiliate	894	(7,511)
Unbilled revenue	(23,359)	(3,537)
Fuel, materials and supplies inventory	(11,979)	(21,559)
Prepayments	1,047	1,761
Accounts payable	(17,248)	(40,667)
Accounts and notes payable, affiliate	(2,364)	(9,882)
Customer deposits	9,490	10,155
Long-term receivable	27,976	-
Post retirement benefit obligations	657	(13,339)
Regulatory assets and liabilities, net	(77,331)	34,201
Other deferred accounts	10,213	(33,299)
Retainage payable	745	(12,706)
Taxes accrued	51,597	188
Interest accrued	9,606	(396)
Risk management assets and liabilities, net	6,340	(2,337)
Other operating	(3,441)	(817)
Net cash provided by operating activities	170,141	53,431
Investing activities
Additions to property, plant and equipment	(230,485)	(190,296)
Allowance for other funds used during construction	11,052	52,341
Proceeds from sale of property, plant and equipment	475	570
Cash from reconsolidation of VIEs	812	850
Equity investment in investees	(37,537)	(29,666)
Premiums paid on company-/trust-owned life insurance	(2,169)	(400)
Transfer of cash from restricted accounts	45,243	46,942
Other investing	17	-
Net cash used in investing activities	(212,592)	(119,659)

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)(Continued)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009
Financing activities
Change in short-term debt, net	150,000	-
Retirement of long-term obligations	(141,696)	(114,805)
Repayment of capital leases	(1,263)	(1,028)
Issuance of long-term debt	-	173,000
Deferred financing costs	(653)	(517)
Dividends paid on preferred stock	(35)	(35)
Dividends paid on common stock	(43,848)	(40,654)
Other financing	2,589	2,067
Net cash (used in) provided by financing activities	(34,906)	18,028
Net decrease in cash and cash equivalents	(77,357)	(48,200)
Cash and cash equivalents at beginning of period	145,193	97,483
Cash and cash equivalents at end of period	$67,836	$49,283
Supplementary cash flow information
Interest paid (net of amount capitalized)	$55,623	$51,327
Income taxes paid	$17,047	$8,131
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment	$17,506	$1,179
Issuance of treasury stock – LTICP	$74	$93
Issuance of common stock – LTICP/ESPP	$222	$217
Incurrence of capital lease obligation – barges	$-	$22,050
Non-cash additions to property, plant and equipment	$152,067	$-
Non-cash return of investment	$152,067	$-
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009
Operating revenue
Electric operations	$325,629	$228,952
Other operations	12,819	9,834
Affiliate revenue	343	349
Gross operating revenue	338,791	239,135
Electric customer credits	(6,314)	-
Operating revenue, net	332,477	239,135
Operating expenses
Fuel used for electric generation	100,587	74,585
Power purchased for utility customers	51,678	61,943
Other operations	28,650	25,165
Maintenance	20,272	9,602
Depreciation	27,133	19,310
Taxes other than income taxes	9,161	7,809
Loss on sales of assets	7	70
Total operating expenses	237,488	198,484
Operating income	94,989	40,651
Interest income	117	341
Allowance for other funds used during construction	887	17,813
Other income	293	538
Other expense	(1,339)	(830)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount	16,380	20,168
Allowance for borrowed funds used during construction	(336)	(6,523)
Total interest charges	16,044	13,645
Income before income taxes	78,903	44,868
Federal and state income taxes	26,568	1,316
Net income	$52,335	$43,552
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009
Net income	$52,335	$43,552
Other comprehensive loss, net of tax:
Amortization of post-retirement benefit net loss (net of tax benefit of $55 in 2010 and $102 in 2009)	(89)	(142)
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $145 in 2010 and $356 in 2009)	(231)	(569)
Reclassification of interest expense on interest rate swap (net of tax expense of $75 in 2010 and $36 in 2009)	119	58
Reclassification of interest expense on treasury rate lock (net of tax benefit of $16 in 2010)	(25)	-
Total other comprehensive loss, net of tax	(226)	(653)
Comprehensive income, net of tax	$52,109	$42,899
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009
Operating revenue
Electric operations	$839,528	$627,469
Other operations	32,959	25,609
Affiliate revenue	1,029	1,046
Gross operating revenue	873,516	654,124
Electric customer credits	(6,314)	-
Operating revenue, net	867,202	654,124
Operating expenses
Fuel used for electric generation	276,727	213,213
Power purchased for utility customers	124,404	164,209
Other operations	81,111	72,814
Maintenance	51,697	32,705
Depreciation	77,941	57,339
Taxes other than income taxes	25,110	23,172
Loss on sales of assets	47	70
Total operating expenses	637,037	563,522
Operating income	230,165	90,602
Interest income	351	999
Allowance for other funds used during construction	11,052	52,341
Other income	1,038	2,138
Other expense	(3,619)	(2,985)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount	61,158	59,443
Allowance for borrowed funds used during construction	(4,054)	(19,157)
Total interest charges	57,104	40,286
Income before income taxes	181,883	102,809
Federal and state income taxes	58,299	14,033
Net income	$123,584	$88,776
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009
Net income	$123,584	$88,776
Other comprehensive loss, net of tax:
Amortization of post-retirement benefit net loss (net of tax benefit of $172 in 2010 and $242 in 2009)	(274)	(325)
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $276 in 2010 and $356 in 2009)	(441)	(569)
Reclassification of interest expense on interest rate swap (net of tax expense of $228 in 2010 and $36 in 2009)	364	58
Reclassification of interest expense on treasury rate lock (net of tax benefit of $48 in 2010)	(77)	-
Total other comprehensive loss, net of tax	(428)	(836)
Comprehensive income, net of tax	$123,156	$87,940
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPTEMBER 30, 2010	AT DECEMBER 31, 2009
Assets
Utility plant and equipment
Property, plant and equipment	$3,520,668	$2,127,536
Accumulated depreciation	(1,067,743)	(987,055)
Net property, plant and equipment	2,452,925	1,140,481
Construction work in progress	116,608	1,100,295
Total utility plant, net	2,569,533	2,240,776
Current assets
Cash and cash equivalents	27,384	138,113
Restricted cash	15,466	29,941
Customer accounts receivable (less allowance for doubtful accounts of $734 in 2010 and $1,173 in 2009)	53,682	29,550
Accounts receivable – affiliate	5,065	2,836
Other accounts receivable (less allowance for doubtful accounts of $1,771 in 2010 and $0 in 2009)	48,061	27,460
Unbilled revenue	45,333	21,975
Fuel inventory, at average cost	88,679	80,038
Material and supplies inventory, at average cost	44,476	41,410
Accumulated deferred federal and state income taxes, net	2,466	3,634
Risk management assets, net	621	2,854
Prepayments	2,785	3,107
Regulatory assets – other	13,143	9,914
Accumulated deferred fuel	21,554	35,059
Cash surrender value of company-owned life insurance policies	5,357	5,845
Other current assets	2,208	350
Total current assets	376,280	432,086
Prepayments	4,753	5,096
Restricted cash, less current portion	25,777	26,413
Regulatory assets and liabilities – deferred taxes, net	205,205	191,844
Regulatory assets – other	255,200	273,880
Intangible asset	148,187	157,098
Equity investment in investee	13,073	12,873
Other deferred charges	15,024	23,896
Total assets	$3,613,032	$3,363,962
Liabilities and member’s equity
Member’s equity	$1,233,737	$1,009,849
Long-term debt, net	1,187,806	1,225,299
Total capitalization	2,421,543	2,235,148
Current liabilities
Long-term debt due within one year	36,440	11,478
Accounts payable	95,027	103,359
Retainage	1,558	813
Accounts payable – affiliate	7,861	25,940
Customer deposits	38,019	34,195
Provision for rate refund	6,316	2
Taxes accrued	24,295	3,438
Interest accrued	20,273	11,854
Risk management liability, net	11,560	13,767
Regulatory liabilities - other	53,781	33,592
Other current liabilities	11,015	10,904
Total current liabilities	306,145	249,342
Commitments and Contingencies (Note 10)
Deferred credits
Accumulated deferred federal and state income taxes, net	571,351	451,671
Accumulated deferred investment tax credits	8,990	9,954
Postretirement benefit obligations	113,736	114,700
Regulatory liabilities - other	44,044	149,638
Restricted storm reserve	25,779	25,434
Uncertain tax positions	68,448	75,487
Other deferred credits	52,996	52,588
Total deferred credits	885,344	879,472
Total liabilities and member’s equity	$3,613,032	$3,363,962
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009
Operating activities
Net income	$123,584	$88,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,607	66,496
Provision for doubtful accounts	517	1,444
Unearned compensation expense	1,303	1,348
Allowance for other funds used during construction	(11,052)	(52,341)
Amortization of investment tax credits	(964)	(999)
Net deferred income taxes	20,628	4,552
Deferred fuel costs	13,994	20,035
(Gain) loss on economic hedges	(188)	144
Cash surrender value of company-owned life insurance	(236)	(641)
Changes in assets and liabilities:
Accounts receivable	(50,579)	2,273
Accounts and notes receivable, affiliate	(1,977)	(272)
Unbilled revenue	(23,359)	(3,537)
Fuel, materials and supplies inventory	(11,707)	(21,559)
Prepayments	974	2,272
Accounts payable	(16,621)	(36,375)
Accounts and notes payable, affiliate	(18,524)	(1,643)
Customer deposits	9,490	10,155
Post retirement benefit obligations	(964)	(14,982)
Regulatory assets and liabilities, net	(77,331)	34,201
Other deferred accounts	(4,021)	(31,404)
Retainage payable	745	(12,706)
Taxes accrued	20,858	42,003
Interest accrued	9,297	(22)
Risk management assets and liabilities, net	6,340	(2,337)
Other operating	(1,865)	130
Net cash provided by operating activities	76,949	95,011
Investing activities
Additions to property, plant and equipment	(75,660)	(190,047)
Allowance for other funds used during construction	11,052	52,341
Proceeds from sale of property, plant and equipment	455	570
Equity investment in investee	(200)	-
Premiums paid on company-owned life insurance	(538)	-
Transfer of cash from restricted accounts	15,111	46,943
Net cash used in investing activities	(49,780)	(90,193)
Financing activities
Retirement of long-term obligations	(11,533)	(114,805)
Repayment of capital leases	(1,263)	(1,028)
Issuance of long-term debt	-	85,000
Deferred financing costs	(102)	(517)
Distribution to parent	(125,000)	(30,000)
Net cash used in financing activities	(137,898)	(61,350)
Net decrease in cash and cash equivalents	(110,729)	(56,532)
Cash and cash equivalents at beginning of period	138,113	91,542
Cash and cash equivalents at end of period	$27,384	$35,010
Supplementary cash flow information
Interest paid (net of amount capitalized)	$48,155	$50,086
Income taxes (refunded) paid	$(5,425)	$8,104
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment	$17,506	$1,179
Incurrence of capital lease obligation – barges	$-	$22,050
Non-cash additions to property, plant and equipment	$304,134	$-
Non-cash assumption of deferred tax liability	$78,402	$-
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 10	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 11	LPSC Fuel Audit	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Evangeline Transactions	Cleco Corporation
Note 14	Acadia Unit 1 Transaction	Cleco Corporation and Cleco Power
Note 15	Electric Customer Credits	Cleco Corporation and Cleco Power

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
During the first nine months of 2010, Cleco’s investment in regulated utility plant increased primarily due to the addition of Madison Unit 3 and the acquisition of Acadia Unit 1.  Madison

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

Unit 3 has a useful life of 50 years and Acadia Unit 1 has a useful life of 30 years.
During the first nine months of 2010, Cleco’s other property, plant and equipment increased primarily due to the addition of Coughlin related to the reconsolidation of Evangeline with Cleco.  Coughlin has a useful life of 45 years.
Property, plant and equipment consist of:

(THOUSANDS)	AT SEPTEMBER 30, 2010	AT DECEMBER 31, 2009
Regulated utility plants	$3,519,943	$2,126,646
Other	259,301	17,845
Total property, plant and equipment	3,779,244	2,144,491
Accumulated depreciation	(1,142,731)	(999,204)
Net property, plant and equipment	$2,636,513	$1,145,287

In 2010, Cleco Power’s acquisition of Acadia Unit 1 resulted in a plant acquisition adjustment.  The plant acquisition adjustment represents the fair market value of the assets acquired in excess of their carrying value.  In January 2010, the LPSC approved the full recovery of the $304.0 million for the acquisition of Acadia Unit 1, which includes the acquisition adjustment in the amount of $95.6 million.  The plant acquisition adjustment at December 31, 2009, relates primarily to the 1997 acquisition of Teche.  For additional information on the Acadia Unit 1 transaction, see Note 14 — “Acadia Unit 1 Transaction.”  The table below discloses the amounts of plant acquisition adjustments reported in Cleco Power’s property, plant and equipment and the associated accumulated amortization reported in accumulated depreciation at September 30, 2010, and December 31, 2009.

(THOUSANDS)	AT SEPTEMBER 30, 2010	AT DECEMBER 31, 2009
Acadia Unit 1
Plant acquisition adjustment	$95,578	$-
Less: accumulated amortization	1,857	-
Net plant acquisition adjustment	$93,721	$-
Teche
Plant acquisition adjustment	$5,359	$5,359
Less: accumulated amortization	3,406	3,215
Net plant acquisition adjustment	$1,953	$2,144

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At September 30, 2010, and December 31, 2009, $41.3 million and $56.4 million of cash, respectively, were restricted.  At September 30, 2010, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $11.6 million reserved at Cleco Power for GO Zone project costs, $25.7 million reserved at Cleco Power for future storm restoration costs, and $3.9 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest, and principal on storm recovery bonds.

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

Risk Management
Market risk inherent in Cleco Power’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas on different energy exchanges.  Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas.  Cleco applies the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting because Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power has entered into certain financial transactions it considers economic hedges to mitigate the risk associated with the fixed-price power to be provided to a wholesale customer through December 2010.  The economic hedges cover 100% of the estimated daily peak hour power sales to the wholesale customer.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue.  For the three and nine months ended September 30, 2010 and 2009, the following gains/losses related to these economic hedge transactions were recorded in other operations revenue.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009	2010	2009
Realized loss	$(313)	$(524)	$(836)	$(1,405)
Mark-to-market gain (loss)	156	487	188	(144)
Total loss	$(157)	$(37)	$(648)	$(1,549)

Cleco Power has entered into other positions to mitigate the volatility in customer fuel costs.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of risk management assets or liabilities.  Such gain or loss is deferred as a component of

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

deferred fuel assets or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.  Based on market prices at September 30, 2010, and December 31, 2009, the net mark-to-market impact relating to these positions were losses of $20.2 million and $24.9 million, respectively.  The decreased loss in the mark-to-market of these positions is primarily due to the expiration and closing of certain year-end financial gas contracts that were purchased at higher prices compared to open contracts at September 30, 2010.  Deferred losses relating to closed natural gas positions totaled $1.7 million and $2.6 million at September 30, 2010, and December 31, 2009, respectively.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options, and swap contracts.  These contracts/positions are used to mitigate the risks associated with the fixed-price power sales and volatility in customer fuel costs noted above.  At September 30, 2010, and December 31, 2009, Cleco Power had deposited net collateral of $6.3 million and $10.0 million, respectively, to cover margin requirements relating to open natural gas futures, options, and swap positions.  The current and long-term portions of collateral are reported as a component of risk management assets or liabilities and other deferred charges or credits, respectively.
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
In August 2009, Cleco Power entered into a $50.0 million bank loan with variable interest, paid monthly, and calculated at 3.00% plus the one-month LIBOR.  The loan matures on August 19, 2012.  In order to mitigate the risk of future floating interest rates, Cleco Power entered into an interest rate swap in the third quarter of 2009.  Based on the notional amount of the bank loan, the swap requires a monthly net settlement between Cleco Power’s fixed payment of 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  The swap matures on May 31, 2012.  Under the authoritative guidance for derivatives and hedging, the swap meets the criteria of a cash flow hedge.  Changes in the swap’s fair value related to the effective portion of cash flow hedges are recognized in other comprehensive income, whereas changes in the fair value related to the ineffective portion are recognized in earnings.  As time passes and settlements are made, the swap’s other comprehensive income fair values are reclassified into earnings as a component of interest expense.  For the three and nine months ended September 30, 2010, there were $0.2 million and $0.6 million, respectively, of reclassification adjustments from other comprehensive income to interest expense, compared to $0.1 million for the three and nine months ended September 30, 2009.  There was no impact to earnings due to ineffectiveness for the three or nine months ended September 30, 2010.  For more information on accounting for derivatives, see Note 4 — “Fair Value Accounting.”

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

(THOUSANDS)	AS REPORTED	AS ADJUSTED
Cleco Corporation
Noncurrent assets – regulatory assets and liabilities - deferred taxes, net	$264,343	$$191,844
Noncurrent assets – regulatory assets - other	$201,381	$273,880

(THOUSANDS)	AS REPORTED	AS ADJUSTED
Cleco Power
Noncurrent assets – regulatory assets and liabilities - deferred taxes, net	$264,343	$191,844
Noncurrent assets – regulatory assets - other	$201,381	$273,880

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			2010			2009
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$49,612			$59,855
Deduct: non-participating stock dividends (4.5% preferred stock)	12			12
Basic net income applicable to common stock	$49,600	60,471,183	$0.82	$59,843	60,234,243	$0.99
Effect of dilutive securities
Add: stock option grants		26,680			28,578
Add: restricted stock (LTICP)		327,435			293,947
Diluted net income applicable to common stock	$49,600	60,825,298	$0.82	$59,843	60,556,768	$0.99

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

				FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			2010			2009
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$234,768			$93,530
Deduct: non-participating stock dividends (4.5% preferred stock)	35			35
Basic net income applicable to common stock	$234,733	60,405,388	$3.89	$93,495	60,167,644	$1.55
Effect of dilutive securities
Add: stock option grants		29,771			26,269
Add: restricted stock (LTICP)		196,979			196,541
Diluted net income applicable to common stock	$234,733	60,632,138	$3.87	$93,495	60,390,454	$1.55

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price.  There were no stock option grants excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2010, due to the average market price being higher than the exercise prices of the stock options.  Stock option grants excluded from the computation for the three and nine months ended September 30, 2009 are presented in the tables below.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$24.00 - $24.25	$23.90	36,433

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$22.69 - $24.25	$22.50	69,433

Stock-Based Compensation
At September 30, 2010, Cleco had one share-based compensation plan, the LTICP.  Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalent units, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
On January 1, 2010, the 2010 LTICP became effective.  A maximum of 2,250,000 shares of Cleco Corporation common stock can be granted under the 2010 LTICP.
On January 29, 2010, Cleco granted 88,028 shares of non-vested stock and 66,538 common stock equivalent units to certain officers, key employees, and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
		FOR THE THREE MONTHS ENDED SEPTEMBER 30,				FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009	2010	2009	2010	2009	2010	2009
Equity classification
Non-vested stock	$573	$563	$150	$150	$1,703	$1,618	$418	$432
Stock options	13	13	-	-	38	38	-	-
Total	$586	$576	$150	$150	$1,741	$1,656	$418	$432
Liability classification
Common stock equivalent units	$1,237	$1,244	$537	$428	$1,867	$2,418	$885	$916
Total pre-tax compensation expense	$1,823	$1,820	$687	$578	$3,608	$4,074	$1,303	$1,348
Tax benefit (excluding income tax gross-up)	$702	$700	$264	$222	$1,388	$1,568	$501	$519

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
In June 2009, FASB amended the authoritative guidance on consolidation which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  In order to be the primary beneficiary of a VIE, an enterprise must have (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  Along with these criteria, an enterprise is now required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining (a) above.  Also, the enterprise is required to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.  The quantitative approach previously required for determining the primary beneficiary has been eliminated.  Additional disclosures are now required in order to provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE.  This amendment is effective for the first fiscal year beginning after November 15, 2009.  The implementation of this amendment on January 1, 2010 required Cleco Corporation to reconsolidate three wholly owned subsidiaries that had been accounted for using the equity method.  Prior to January 1, 2010, Perryville, Attala, and Evangeline were presented in the consolidated financial statements as follows:

▪	Results of operations before taxes as one line item on the consolidated statements of income entitled Equity income from investees,

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

▪	Assets and liabilities on the consolidated balance sheets as one line item entitled Equity investment in investees, and
▪	Cash flows in the consolidated statement of cash flows as gain or loss from equity investments, equity investments in investees, and return on or of equity investments.

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
In March 2010, FASB amended the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another.  The amendment is effective the first fiscal quarter beginning after June 15, 2010.  The adoption of the amendment did not have a material impact on the financial condition or results of operations of the Registrants.
In April 2010, FASB amended the authoritative guidance related to extractive activities to reflect the changes to fossil fuel exploration and production technology over the past several decades.  The effective date of this amendment was January 1, 2010.  The adoption of this amendment did not have an impact on the financial conditions or results of operations of the Registrants.
In April 2010, FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this guidance affect vendors that provide research or development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances.  The amendments in this guidance are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption of the amendment did not have a material impact on the financial condition or results of operations of the Registrants.
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
In July 2010, FASB amended the authoritative guidance on receivables, which requires companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  For public

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

companies, the amendment is effective for interim and annual reporting periods ending on or after December 15, 2010, with specific items, such as allowance rollforward and modification disclosures, effective for periods beginning after December 15, 2010.  The adoption of this amendment is not expected to have any effect on the financial condition or results of operations of the Registrants.
In August 2010, the FASB amended the authoritative guidance on business combinations and consolidations in order to eliminate obsolete terminology and revise reporting and disclosure requirements to achieve consistency between the SEC’s compliance requirements and the authoritative guidance related to business combinations and consolidations.  The adoption of this amendment did not have any effect on the financial condition or results of operations of the Registrants.

Note 3 — Regulatory Assets and Liabilities

Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
The following chart summarizes Cleco Power’s regulatory assets and liabilities at September 30, 2010, and December 31, 2009:

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2010	2009
Regulatory assets and liabilities – deferred taxes, net	$205,205	$191,844
Deferred mining costs	$22,304	$24,215
Deferred interest costs	7,124	7,401
Deferred asset removal costs	754	712
Deferred postretirement plan costs	104,422	106,735
Deferred tree trimming costs	11,765	13,485
Deferred training costs	7,681	7,045
Deferred storm surcredits, net	9,846	7,747
Deferred construction carrying costs	19,463	40,174
Lignite mining agreement contingency	3,781	3,781
AFUDC equity gross-up	74,931	72,499
Deferred rate case costs	1,771	-
Deferred Acadia Unit 1 acquisition costs	3,091	-
Deferred IRP/RFP costs	1,094	-
Deferred AMI pilot costs	316	-
Total regulatory assets – other	$268,343	$283,794
Deferred construction carrying costs	(97,825)	(183,230)
Deferred fuel and purchased power	21,554	35,059
Total regulatory assets and liabilities, net	$397,277	$327,467

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

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

adjusting the period of return from five years to four years and established that Cleco Power return approximately $167.0 million over the four-year period.  At September 30, 2010, the regulatory liability and the related regulatory asset were $97.8 million and $19.5 million, respectively.  At September 30, 2010, $53.8 million was due to be returned to customers within one year.

Note 4 — Fair Value Accounting

The amounts reflected in Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2010, and December 31, 2009, for cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco and Cleco Power’s long-term debt and Cleco’s nonconvertible preferred stock are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt and by Cleco for preferred stock with similar maturities.

Cleco
	AT SEPTEMBER 30, 2010		AT DECEMBER 31, 2009
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$67,836	$67,836	$145,193	$145,193
Restricted cash	$41,340	$41,340	$56,451	$56,451
Long-term debt, excluding debt issuance costs	$1,213,007	$1,358,582	$1,319,540	$1,353,479
Preferred stock not subject to mandatory redemption	$1,029	$792	$1,029	$874

Cleco Power
	AT SEPTEMBER 30, 2010		AT DECEMBER 31, 2009
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$27,384	$27,384	$138,113	$138,113
Restricted cash	$41,243	$41,243	$56,354	$56,354
Long-term debt, excluding debt issuance costs	$1,213,007	$1,358,582	$1,224,540	$1,258,479

At September 30, 2010, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash.  Cleco had $104.1 million ($62.8 million of cash and $41.3 million of restricted cash) in short-term investments in institutional money market funds.  If the money market funds failed to perform under the terms of the investment, Cleco would be exposed to a loss of the invested amounts.  Cleco Power had $64.2 million ($23.0 million of cash and $41.2 million of restricted cash) in short-term investments in institutional money market funds.  If the money market funds failed to perform under the terms of the investments, Cleco Power would be exposed to a loss of the invested amounts.  Collateral on these types of investments is not required by either Cleco or Cleco Power.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  Money market funds must have at least $1.0 billion in assets under management; must have been in existence for not less than two years; must have portfolios not comprised of more than 50% of securities issued by foreign entities; and must be rated in the top two ratings categories by at least one nationally recognized rating agency.  Commercial paper must be issued by a company with headquarters in the United States and rated not less than A1 by Standard & Poor’s or P1 by Moody’s.  For split-rated issuers, the second rating must not be lower than either A2 or P2; the issuer’s long-term debt must be rated not lower than A by Standard & Poor’s or A2 by Moody’s; and the issuer cannot be on negative credit watch.  Investments in commercial paper rated A2 by Standard & Poor’s or P2 by Moody’s may be made if approved by the appropriate level of management.
Cleco Power was exposed to concentrations of credit risk through its energy marketing assets.  At September 30, 2010, Cleco Power had energy marketing assets with a contractual value of $40.6 million.  These energy marketing assets represent open natural gas purchase positions, primarily financial hedge transactions.  Cleco Power entered into these positions to mitigate the volatility of the cost of fuel purchased for utility generation and the risk associated with the fixed-price power that is being provided to a wholesale customer through December 2010.  If the counterparties to these assets fail to perform under the terms of the investment, Cleco Power would have exposure of $40.6 million.  For information about credit risk management and how these risks are mitigated on energy marketing assets, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”

Interest Rate Swap
In August 2009, Cleco Power entered into a $50.0 million bank loan with variable interest, paid monthly, and calculated at 3.00% plus the one-month LIBOR.  The loan matures on August 19, 2012.  In order to mitigate the risk of future floating interest rates, Cleco Power entered into an interest rate swap in the third quarter of 2009.  Based on the notional amount of the bank loan, the swap requires a monthly net settlement between Cleco Power’s fixed payment of 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  The swap matures on May 31, 2012.  Both the bank loan and the

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

swap were effective the same day and require monthly payments on the same day near the end of the month.  From the inception of the loan to September 30, 2010, Cleco Power recognized net interest expense equal to an annual rate of 4.84% on the bank loan.  Since both the bank loan and the swap require payments on the same day near the end of the month, the cash payments are materially close to the interest expense recognized.
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
The swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging.  Changes in the swap’s fair value related to the effective portion are recognized in other comprehensive income, whereas changes in the fair value related to the ineffective portion are recognized in earnings.  As time passes and settlements are made, the swap’s other comprehensive income fair values are reclassified into earnings as a component of interest expense.  For the three and nine months ended September 30, 2010, there were $0.2 million and $0.6 million, respectively, of reclassification adjustments from other comprehensive income to interest expense, compared to $0.1 million for the three and nine months ended September 30, 2009.  There was no impact to earnings due to ineffectiveness for the three or nine months ended September 30, 2010.

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

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPTEMBER 30, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$587	$-	$587	$-	$141	$-	$141	$-
Institutional money market funds	104,140	-	104,140	-	198,155	-	198,155	-
Total	$104,727	$-	$104,727	$-	$198,296	$-	$198,296	$-

	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPTEMBER 30, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Energy market derivatives	$20,970	$5,358	$15,612	$-	$25,441	$8,106	$17,335	$-
Interest rate swap	1,015	-	1,015	-	890	-	890	-
Total	$21,985	$5,358	$16,627	$-	$26,331	$8,106	$18,225	$-

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPTEMBER 30, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$587	$-	$587	$-	$141	$-	$141	$-
Institutional money market funds	64,244	-	64,244	-	191,155	-	191,155	-
Total	$64,831	$-	$64,831	$-	$191,296	$-	$191,296	$-

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPTEMBER 30, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Energy market derivatives	$20,970	$5,358	$15,612	$-	$25,441	$8,106	$17,335	$-
Interest rate swap	1,015	-	1,015	-	890	-	890	-
Total	$21,985	$5,358	$16,627	$-	$26,331	$8,106	$18,225	$-

The derivative assets and liabilities are classified as either current or non-current depending on when the positions close.  All energy market derivative current assets and current liabilities are reported as a net current risk management asset or liability.  All energy market derivative non-current assets and non-current liabilities are reported net in other deferred charges or other deferred credits.  Net presentation is appropriate due to the right of offset included in the master netting agreements.  On the balance sheet, the net current and net non-current derivative positions are netted with the applicable margin deposits.  At September 30, 2010, a net current risk management asset of $0.6 million represented current deferred option premiums.  At September 30, 2010, a net current risk management liability of $11.6 million represented the current derivative positions of $16.8 million reduced by current margin deposits of $5.2 million.  The non-current liability derivative positions of $3.5 million reduced by non-current margin deposits of $1.1 million were recorded in other deferred credits.  The institutional money market funds were reported on the Cleco Consolidated balance sheet in cash and cash equivalents, current restricted cash, and non-current restricted cash in the amounts of $62.8 million, $15.5 million, and $25.8 million, respectively.  At Cleco Power, cash and cash equivalents, current restricted cash, and non-current restricted cash were $23.0 million, $15.5 million, and $25.7 million, respectively, as of September 30, 2010.
Cleco utilizes different valuation techniques for fair value calculations.  In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held.  Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities.  The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return.  For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach.  These techniques have been applied consistently from fiscal period to fiscal period.  Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Cleco had no Level 3 assets or liabilities at September 30, 2010, or December 31, 2009.
The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability.  Level 1 of energy market derivative assets and liabilities consists of a single class that includes natural gas futures with quoted prices on a liquid, national exchange.  As the future price of natural gas is affected by market expectations, such as the supply of natural gas relative to demand, the fair value of Cleco’s natural gas futures fluctuates.
Level 2 of energy market derivative assets and liabilities consists of two classes.  The first class contains natural gas swaps which fluctuate in value as the underlying natural gas futures fair value changes, and as market interest rates change. Cleco records the natural gas swaps at the net present value.  The second class consists of natural gas options.  The fair value of natural gas options fluctuates with the volatility in the fair value of natural gas, the number of days until the options expire, the underlying natural gas futures price fluctuations, and market interest rates.  Cleco records natural gas options at the net present value.  Both of these energy market derivative classes also contain counterparty execution risk because the transactions are entered into with a direct counterparty and are not traded through an exchange.
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
Cleco has a policy that transfers between Levels 1, 2, and 3 are recognized at the end of a reporting period.  During the nine months ended September 30, 2010 and the year ended December 31, 2009, Cleco did not experience any transfers between levels.

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

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) FAIR VALUE	BALANCE SHEET LINE ITEM	AT SEPTEMBER 30, 2010	AT DECEMBER 31, 2009
Commodity contracts
Economic hedges:
Current	Risk management liability, net	$(217)	$(405)
Fuel cost hedges:
Current	Risk management liability, net	(16,618)	(22,502)
Long-term	Other deferred credits	(3,548)	(2,394)
Total		$(20,383)	$(25,301)

The following table presents the effect of derivatives not designated as hedging instruments on Cleco Corporation and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009:

		FOR THE THREE MONTHS ENDED					FOR THE NINE MONTHS ENDED
		SEPTEMBER 30, 2010		SEPTEMBER 30, 2009			SEPTEMBER 30, 2010		SEPTEMBER 30, 2009
(THOUSANDS)	LOSS IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES		AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES		LOSS IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES		AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
Economic hedges	Other operations revenue	$(157	)(1)	$(37	) (1)	Other operations revenue	$(648	) (2)	$(1,549	) (2)
Fuel cost hedges(3)	Fuel used for electric generation	(10,182)		(28,271)		Fuel used for electric generation	(32,397)		(74,632)
Total		$(10,339)		$(28,308)			$(33,045)		$(76,181)
(1)For the three months ended September 30, 2010 and 2009, Cleco recognized $0.2 million and $0.5 million of mark-to-market gains, respectively, related to economic hedges.
(2)For the nine months ended September 30, 2010, Cleco recognized $0.2 million of mark-to-market gains compared to $0.1 million of mark-to-market losses for the same period in 2009, related to economic hedges.

(3)In accordance with the authoritative guidance for regulated operations, an additional $20.2 million of unrealized losses and $1.7 million of deferred losses associated with fuel cost hedges are reported in Accumulated Deferred Fuel on the balance sheet as of September 30, 2010, compared to $29.6 million of unrealized losses and $6.4 million of deferred losses associated with fuel cost hedges as of September 30, 2009. As gains and losses are realized in future periods, they will be recorded as Fuel Used for Electric Generation on the Income Statement.

At September 30, 2010, Cleco had 10.5 million MMBtus hedged for natural gas fuel costs, which is approximately 20% of the estimated natural gas requirements for a two-year period.  Cleco had less than 0.1 million MMBtus hedged through 2010, resulting from economic hedges, which is approximately 100% of the estimated daily peak-hour sales to a wholesale customer.
The following table presents the fair values of derivatives designated as hedging instruments and their respective line item as recorded on Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009:

	DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) FAIR VALUE	BALANCE SHEET LINE ITEM	AT SEPTEMBER 30, 2010	AT DECEMBER 31, 2009
Interest rate swap
Cash flow hedges:
Current	Other current liabilities	$(663)	$638
Long-term	Other deferred credits	(352)	252
Total		$(1,015)	$890

The following table presents the effect of derivatives designated as hedging instruments on Cleco Corporation and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010			FOR THREE MONTHS ENDED SEPTEMBER 30, 2009
(THOUSANDS)	AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF (LOSS) GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate swap	$(376)	$(194	)*	$(925)	$94	*
Treasury rate lock	$-	$41	*	$-	$-
* The (loss) gain reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010			FOR NINE MONTHS ENDED SEPTEMBER 30, 2009
(THOUSANDS)	AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate swap	$(717)	$(592	)*	$(925)	$94	*
Treasury rate lock	$-	$(125	)*	$-	$-
* The (loss) gain reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.

At September 30, 2010, Cleco Power expected $0.2 million of the effective portion of the treasury rate lock cash flow hedge to be reclassed from accumulated other comprehensive income to a reduction in interest charges over the next twelve months.  The short-term liability associated with the mark-to-market of the interest rate swap is $0.6 million and is expected to be reclassified as an increase to interest charges over the next twelve months.  This amount may change based on the market value of the interest rate swap over the next year.

Note 5 — Debt

Short-term Debt
At September 30, 2010, Cleco had $150.0 million of short-term debt outstanding, compared to none at December 31, 2009. The short-term debt outstanding was a one-year bank term loan Cleco Corporation entered into in February 2010.  The bank term loan has an interest rate of one-month LIBOR plus 2.75% and matures in February 2011.  At September 30, 2010, the interest rate on the term loan was 3.01%.
Cleco Power had no short-term debt outstanding at September 30, 2010, or December 31, 2009.

Long-term Debt
At September 30, 2010, Cleco’s long-term debt outstanding was $1.2 billion, of which $36.4 million was due within one year, compared to $1.3 billion outstanding at December 31, 2009, which included $11.5 million due within one year.  The long-term debt due within one year at September 30, 2010, represents $12.2 million of principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months and $24.2 million of 6.125% Insured Quarterly Notes that were redeemed prior to maturity at par on October 20, 2010.  In September 2010, Cleco Power issued the notice of redemption and as part of the redemption of all of the outstanding notes, Cleco Power paid $0.2 million of accrued interest on the redeemed notes.  For Cleco, long-term debt decreased $107.5 million primarily due to a $95.0 million decrease in Cleco’s credit facility draws and $11.5 million scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2010.
At September 30, 2010, Cleco Power’s long-term debt outstanding was $1.2 billion, of which $36.4 million was due within one year, compared to $1.2 billion outstanding at December 31, 2009, which included $11.5 million due within one year.  The long-term debt due within one year at September 30, 2010, represents $12.2 million of principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months and $24.2 million of 6.125% Insured Quarterly Notes that were redeemed prior to maturity at par on October 20, 2010.  In September 2010, Cleco Power issued the notice of redemption and as part of the redemption of all of the outstanding notes, Cleco Power paid $0.2 million of accrued interest on the redeemed notes.  For Cleco Power, long-term debt decreased $12.5 million primarily due to $11.5 million scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2010.

Note 6 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees hired before August 1, 2007 are covered by a non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation.  During the first nine months of 2010, Cleco made $5.0 million of discretionary contributions to the pension plan for the 2009 plan year.  Additional discretionary contributions may be made during 2010; however, the decision to make any additional contributions and the amount, if any, has not been determined.  Cleco Power expects to be required to make approximately $63.5 million, including $11.3 million for the 2011 plan year, in additional contributions to the pension plan over the next five years.  The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years.  The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these other benefits during the periods in which the benefits are earned.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

The components of net periodic pension and other benefit costs for the three and nine months ended September 30, 2010, and 2009, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009	2010	2009
Components of periodic benefit costs
Service cost	$1,863	$1,798	$383	$355
Interest cost	4,286	4,150	499	614
Expected return on plan assets	(5,057)	(4,450)	-	-
Transition obligation	-	-	5	5
Prior period service cost	(18)	(18)	(505)	(516)
Net loss	789	450	250	209
Net periodic benefit cost	$1,863	$1,930	$632	$667

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009	2010	2009
Components of periodic benefit costs
Service cost	$5,588	$5,257	$1,149	$1,060
Interest cost	12,859	12,340	1,498	1,605
Expected return on plan assets	(15,171)	(14,597)	-	-
Transition obligation	-	-	15	15
Prior period service cost	(54)	(54)	(1,516)	(1,548)
Net loss	2,367	1,448	751	672
Net periodic benefit cost	$5,589	$4,394	$1,897	$1,804

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation’s other subsidiaries for both three-month periods ended September 30, 2010 and 2009, was $0.5 million.  The expense of the pension plan related to Cleco Corporation’s other subsidiaries for both nine-month periods ended September 30, 2010 and 2009, was $1.4 million.
Cleco Corporation is the plan sponsor for the other benefit plans.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2010, was $0.5 million and $1.6 million, respectively, compared to $0.6 million and $1.5 million for the same periods in 2009.  In January 2010, Cleco received a $0.2 million Medicare Part D reimbursement.
In March 2010, the President signed the PPACA, a comprehensive health care law.  While the provisions of the PPACA are not effective immediately, the provisions could increase the Registrants’ retiree medical unfunded liability and related expenses before the effective date.  Management has made a preliminary estimate of the impact to the unfunded liability and has determined that any impact will not be material to the overall financial statements; therefore, disclosure of an interim measurement is not required.  Management will continue to monitor this law and its possible impact on the Registrants.
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

SERP
Certain Cleco executive officers are covered by the SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP payments.  However, since the SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired.  No contributions to the SERP were made during the nine months ended September 30, 2010, and 2009.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009	2010	2009
Components of periodic benefit costs
Service cost	$453	$456	$1,148	$1,206
Interest cost	541	111	1,591	1,511
Prior period service cost	13	13	40	40
Net loss	253	76	695	583
Net periodic benefit cost	$1,260	$656	$3,474	$3,340

The SERP liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to the SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.4 million and $0.9 million for the three and nine months ended September 30, 2010, respectively,

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

compared to $0.1 million and $0.8 million for the same periods in 2009.

401(k) Plan
Most employees are eligible to participate in the 401(k) Plan.  Since January 2008, Cleco Corporation has made matching contributions and funded dividend reinvestments with cash.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009	2010	2009
401(k) Plan expense	$925	$903	$2,784	$2,853

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three and nine months ended September 30, 2010, was $0.2 million and $0.6 million, respectively, compared to $0.2 million and $0.8 million for the same periods in 2009.

Note 7 — Income Taxes

The following table summarizes the effective income tax rates for Cleco Corporation and Cleco Power for the three- and nine-month periods ended September 30, 2010, and 2009.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009
Cleco Corporation	37.8%	7.7%	35.2%	12.4%
Cleco Power	33.7%	2.9%	32.1%	13.6%

Effective Tax Rates
For the three months ended September 30, 2010, the effective income tax rates for Cleco Corporation and Cleco Power are different than the federal statutory rate due to permanent tax deductions and state tax expense.
For the nine months ended September 30, 2010, the effective income tax rate for Cleco Power is different than the federal statutory rate due to permanent tax deductions and the flow-through of tax benefits associated with AFUDC equity.
For the three and nine months ended September 30, 2009, the effective income tax rates for Cleco Corporation and Cleco Power were different than the federal statutory rate primarily due to the flow-through of tax benefits associated with AFUDC equity.
In the second quarter of 2010, Cleco Power recorded a $1.1 million valuation allowance on the deferred tax asset for a capital loss carryforward that will expire in 2011.
The total amount of interest associated with uncertain tax positions at September 30, 2010 and December 31, 2009, recognized on Cleco Corporation’s Condensed Consolidated Balance Sheets was $47.0 million and $40.5 million, respectively.  The total amount of interest associated with uncertain tax positions at September 30, 2010 and December 31, 2009 recognized on Cleco Power’s Condensed Consolidated Balance Sheets was $19.5 million and $22.2 million, respectively.

Uncertain Tax Positions
The total amount of interest related to uncertain tax positions for the nine months ended September 30, 2010 and 2009, recognized on Cleco Corporation’s Condensed Consolidated Statements of Income was $4.4 million of interest expense and $2.0 million reversal of interest expense, respectively. The total amount of interest related to uncertain tax positions for the three months ended September 30, 2010 and 2009, recognized on Cleco Corporation’s Condensed Consolidated Statements of Income was $2.0 million of interest expense and $2.9 million reversal of interest expense, respectively.
The total amount of reversal of interest expense related to uncertain tax positions for the nine months ended September 30, 2010 and 2009, recognized on Cleco Power’s Condensed Consolidated Statements of Income was $4.7 million and $1.5 million, respectively. The total amount of interest related to uncertain tax positions for the three months ended September 30, 2010 and 2009, recognized on Cleco Power’s Condensed Consolidated Statements of Income was $5.6 million reversal of interest expense and $0.1 million of interest expense, respectively.
Cleco’s liability for unrecognized tax benefits at September 30, 2010 compared to December 31, 2009, decreased $15.1 million due to settlements with taxing authorities and $5.0 million due to tax positions for the current period. Cleco’s liability for unrecognized tax benefits increased $10.4 million due to tax positions for prior periods.
Cleco Power’s liability for unrecognized tax benefits at September 30, 2010 compared to December 31, 2009, decreased $15.1 million due to settlements with taxing authorities and $2.5 million due to tax positions for the current period.  Cleco Power’s liability for unrecognized tax benefits increased $9.4 million due to tax positions for prior periods.
Cleco is currently under federal and state tax audits for years 2001 through 2009.  It is reasonably possible that the balance of unrecognized tax benefits could decrease by a maximum of $85.4 million in the next twelve months as a result of reaching a settlement with the taxing authorities.  A potential change would not have a material impact on the Registrants’ respective annual effective tax rate.

Other
Under the Internal Revenue Code, the transfer of the assets from Acadia to Cleco Power was considered a non-taxable redemption of a partnership interest and a non-taxable contribution of assets.  There was no current tax liability incurred as a result of this transaction.  A deferred tax expense and corresponding liability were recognized on the book gain arising from the transaction.  The deferred tax liability representing the difference between the book carrying value of the Acadia assets and the carryover tax basis in the assets was recognized by Cleco Power.  For additional information on the Acadia Unit 1 transaction, see Note 14 — “Acadia Unit 1 Transaction.”

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	CLECO		RECONCILING
2010 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$325,629	$-	$-	$-	$325,629
Tolling operations	-	11,153	-	-	11,153
Other operations	12,819	1	488	(3)	13,305
Electric customer credits	(6,314)	-	-	-	(6,314)
Affiliate revenue	-	5	113	1	119
Intercompany revenue	343	-	11,177	(11,520)	-
Operating revenue, net	$332,477	$11,159	$11,778	$(11,522)	$343,892
Depreciation	$27,133	$1,446	$268	$-	$28,847
Interest charges	$16,044	$1,109	$7,949	$(34)	$25,068
Interest income	$117	$-	$44	$(33)	$128
Equity income from investees	$-	$2,494	$-	$-	$2,494
Federal and state income tax expense (benefit)	$26,568	$2,758	$830	$(1)	$30,155
Segment profit (loss) (1)	$52,335	$5,156	$(7,879)	$-	$49,612
Additions to long-lived assets	$35,308	$454	$441	$-	$36,203
Equity investment in investees	$13,073	$74,011	$11	$-	$87,095
Total segment assets	$3,613,032	$288,956	$363,605	$(302,053)	$3,963,540
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$49,612
	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$49,600

	CLECO		RECONCILING
2009 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$228,952	$-	$-	$-	$228,952
Other operations	9,834	-	27	(2)	9,859
Affiliate revenue	6	2,087	596	-	2,689
Intercompany revenue	343	-	11,372	(11,715)	-
Operating revenue	$239,135	$2,087	$11,995	$(11,717)	$241,500
Depreciation	$19,310	$44	$266	$-	$19,620
Interest charges	$13,645	$1,396	$(2,895)	$(1,308)	$10,838
Interest income	$341	$-	$1,336	$(1,308)	$369
Equity income from investees	$-	$15,108	$479	$-	$15,587
Federal and state income tax expense (benefit)	$1,316	$4,923	$(1,256)	$-	$4,983
Segment profit (1)	$43,552	$8,412	$7,891	$-	$59,855
Additions to long-lived assets	$61,837	$3	$(182)	$-	$61,658
Equity investment in investees (2)	$12,873	$223,652	$15,093	$(1)	$251,617
Total segment assets (2)	$3,363,962	$270,713	$383,058	$(322,886)	$3,694,847
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$59,855
(2) Balances as of December 31, 2009	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$59,843

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	CLECO		RECONCILING
2010 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$839,528	$-	$-	$-	$839,528
Tolling operations	-	23,016	-	-	23,016
Other operations	32,959	2	1,470	(6)	34,425
Electric customer credits	(6,314)	-	-	-	(6,314)
Affiliate revenue	-	924	502	-	1,426
Intercompany revenue	1,029	-	34,281	(35,310)	-
Operating revenue, net	$867,202	$23,942	$36,253	$(35,316)	$892,081
Depreciation	$77,941	$4,334	$624	$-	$82,899
Interest charges	$57,104	$5,972	$9,575	$(631)	$72,020
Interest income	$351	$-	$649	$(631)	$369
Equity income from investees	$-	$39,211	$1	$-	$39,212
Gain on toll settlement	$-	$148,402	$-	$-	$148,402
Federal and state income tax expense (benefit)	$58,299	$72,905	$(3,793)	$-	$127,411
Segment profit (loss) (1)	$123,584	$117,176	$(5,992)	$-	$234,768
Additions to long-lived assets	$397,301	$1,576	$1,181	$-	$400,058
Equity investment in investees	$13,073	$74,011	$11	$-	$87,095
Total segment assets	$3,613,032	$288,956	$363,605	$(302,053)	$3,963,540
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$234,768
	Unallocated items:
	Preferred dividends requirements, net of tax			35
	Net income applicable to common stock			$234,733

	CLECO		RECONCILING
2009 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$627,469	$-	$-	$-	$627,469
Other operations	25,609	1	78	(8)	25,680
Affiliate revenue	17	6,627	1,869	-	8,513
Intercompany revenue	1,029	-	31,987	(33,016)	-
Operating revenue	$654,124	$6,628	$33,934	$(33,024)	$661,662
Depreciation	$57,339	$132	$762	$-	$58,233
Interest charges	$40,286	$6,034	$(2,692)	$(3,958)	$39,670
Interest income	$999	$-	$4,010	$(3,958)	$1,051
Equity (loss) income from investees	$-	$(782)	$1,492	$-	$710
Federal and state income tax expense (benefit)	$14,033	$(3,469)	$2,694	$-	$13,258
Segment profit (loss) (1)	$88,776	$(4,997)	$9,751	$-	$93,530
Additions to long-lived assets	$183,248	$54	$194	$-	$183,496
Equity investment in investees (2)	$12,873	$223,652	$15,093	$(1)	$251,617
Total segment assets (2)	$3,363,962	$270,713	$383,058	$(322,886)	$3,694,847
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$93,530
(2) Balances as of December 31, 2009	Unallocated items:
	Preferred dividends requirements, net of tax			35
	Net income applicable to common stock			$93,495

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

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

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
The following tables contain summarized financial information for Evangeline.

(THOUSANDS)	AT SEPTEMBER 30, 2010	AT DECEMBER 31, 2009
Current assets	$5,442	$17,221
Accounts receivable - affiliate	-	3,518
Property, plant and equipment, net	180,665	183,208
Other assets	-	47,915
Total assets	$186,107	$251,862
Current liabilities	$2,648	$16,383
Accounts payable - affiliate	57,208	11,396
Long-term debt, net	-	153,564
Other liabilities	58,814	80,957
Member’s equity (deficit)	67,437	(10,438)
Total liabilities and member’s equity	$186,107	$251,862

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009	2010	2009
Operating revenue	$11,154	$25,753	$23,018	$48,989
Operating expenses	4,748	4,589	11,412	20,313
Depreciation	1,404	1,396	4,203	4,136
Gain on toll settlement	-	-	148,402	-
Interest charges	996	3,981	5,115	12,424
Other (expense) income	(3)	21	(6)	(1,310)
Income before taxes	$4,003	$15,808	$150,684	$10,806

Cleco Corporation had posted a $15.0 million letter of credit on behalf of the Evangeline Tolling Agreement counterparty.  The letter of credit could be drawn in the event Evangeline defaulted on the tolling agreement.  In conjunction with the termination of the Evangeline Tolling Agreement in February 2010, this letter of credit is no longer outstanding.
The changes in current assets, other assets, current liabilities, accounts payable – affiliate, long-term debt, other liabilities, and member’s equity for the nine months ended September 30, 2010, were primarily due to the effect of the termination of the Evangeline Tolling Agreement and extinguishment of debt.  For more information regarding the Evangeline transaction, see Note 13 — “Evangeline Transactions.”
Evangeline had no restricted cash at September 30, 2010.  Evangeline’s restricted cash at December 31, 2009, was $30.1 million.  This cash was restricted under Evangeline’s Senior Secured bond indenture.  As part of the termination of the Evangeline Tolling Agreement, the bonds were retired and the restriction on the cash was released.
Evangeline recorded income tax expense of $1.9 million and $58.3 million for the three and nine months ended September 30, 2010, respectively, compared to $6.3 million and $4.4 million for the three and nine months ended September 30, 2009, respectively.  The $53.9 million increase in tax expense in the first nine months of 2010 compared to the first nine months of 2009 is primarily due to the gain on the toll settlement.

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
The following tables contain summarized financial information for Perryville and Attala.

(THOUSANDS)	AT SEPTEMBER 30, 2010	AT DECEMBER 31, 2009
Current assets	$902	$1,196
Accounts receivable - affiliate	897	1,003
Other assets	13,865	13,999
Total assets	$15,664	$16,198
Current liabilities	$105	$6
Accounts payable - affiliate	-	205
Other liabilities	1,815	1,510
Member’s equity	13,744	14,477
Total liabilities and member’s equity	$15,664	$16,198

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009	2010	2009
Operating revenue	$483	$488	$1,458	$1,471
Operating expense	50	57	253	451
Interest income	23	39	69	463
Income before taxes	$456	$470	$1,274	$1,483

The transmission assets utilized by Perryville and Attala are accounted for as direct financing leases and are included in other assets in the summarized financial information above.
Perryville and Attala recorded income tax expense of $0.3 million and $0.6 million for the three and nine months ended September 30, 2010, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2009, respectively.

Equity Method VIEs

Equity investment in investees at September 30, 2010, represents primarily Midstream’s $74.0 million investment in Cajun, owned 50% by APH and 50% by third parties.  Equity investment in investees also represents a $13.1 million investment in Oxbow, owned 50% by Cleco Power and 50% by SWEPCO.  Equity investments which are less than 100% owned by Cleco Innovations LLC represent less than $0.1 million of the total balance.
The following tables present the equity income (loss) from each investment accounted for using the equity method.  For additional information regarding the balances for Cleco’s equity investments in Evangeline and certain other subsidiaries, see “Consolidated VIEs” above.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009
Cajun/Acadia	$2,494	$(700)
Evangeline	-	15,808
Subsidiaries 100% owned by Cleco Corporation	-	470
Subsidiaries less than 100% owned by Cleco Innovations	-	9
Total equity income	$2,494	$15,587

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009
Cajun/Acadia	$39,211	$(11,588)
Evangeline	-	10,806
Subsidiaries 100% owned by Cleco Corporation	-	1,483
Subsidiaries less than 100% owned by Cleco Innovations	1	9
Total equity income	$39,212	$710

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
At September 30, 2010, Cajun was owned 50% by APH and 50% by third parties.  APH was not the primary beneficiary and Cajun was accounted for as an equity method investment.  Cajun’s only asset is its 100% ownership interest in Acadia, causing Acadia to be a 50% indirect investment of APH at September 30, 2010, compared to a 50% direct investment of APH at December 31, 2009.
Cleco has determined that APH is not the primary beneficiary because it shares the power to control Cajun’s significant activities with third parties.  Cleco’s assessment of its maximum exposure to loss related to Cajun at September 30, 2010, consisted of its equity investment of $74.0 million.  The table below presents the components of Midstream’s equity investment in Cajun at September 30, 2010, compared to Midstream’s equity investment in Acadia at December 31, 2009.

INCEPTION TO DATE (THOUSANDS)	AT SEPTEMBER 30, 2010	AT DECEMBER 31, 2009
Contributed assets (cash and land)	$284,456	$275,956
Net income	182,411	143,200
Impairment of investment	(45,847)	(45,847)
Capitalized interest and other	19,722	19,722
Less: non-cash distribution	230,267	78,200
Less: cash distributions	136,464	136,464
Total equity investment in investee	$74,011	$178,367

Acadia received $8.5 million of cash contributions from APH in order to facilitate the pending sale of Acadia Unit 2 to Entergy.  Non-cash distributions include the $78.2 million distribution of the CES claim from Acadia to APH in 2007 and a $152.1 million distribution related to the assets acquired by Cleco Power in February 2010.  Cash distributions of $136.5 million were used to pay interest and repay principal on a loan from Cleco Corporation relating to this investment.
The following table compares the carrying amount of Cajun/Acadia’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Cajun/Acadia.

(THOUSANDS)	AT SEPTEMBER 30, 2010	AT DECEMBER 31, 2009
Cajun/Acadia’s net assets/liabilities	$200,273	$408,985
Midstream’s 50% equity	$100,136	$204,492
Impairment of investment	(45,847)	(45,847)
Capitalized interest	19,722	19,722
Cleco’s maximum exposure to loss	$74,011	$178,367

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

The following tables contain summarized financial information for Cajun at September 30, 2010, compared to Acadia at December 31, 2009.

(THOUSANDS)	AT SEPTEMBER 30, 2010	AT DECEMBER 31, 2009
Current assets	$10,208	$10,800
Property, plant and equipment, net	203,945	403,622
Total assets	$214,153	$414,422
Current liabilities	$4,280	$5,437
Other liabilities	9,600	-
Partners’ capital	200,273	408,985
Total liabilities and partners’ capital	$214,153	$414,422

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009
Operating revenue	$31,883	$27,241
Operating expenses	30,566	28,645
Other income	3,671	4
Income (loss) before taxes	$4,988	$(1,400)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009
Operating revenue	$46,508	$49,190
Operating expenses	54,011	66,316
Gain (loss) on sales of assets	82,023	(6,069)
Other income	3,902	19
Income (loss) before taxes	$78,422	$(23,176)

Other liabilities at September 30, 2010, represent indemnification liabilities related to the Cleco Power transaction.  The increase in Other Income is primarily due to the contractual expiration of an underlying indemnification.  For more information on Acadia’s indemnification liability, see Note 10 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”
Income taxes recorded on APH’s financial statements related to Midstream’s 50% ownership interest in Cajun/Acadia were expenses of $1.0 million and $14.8 million for the three and nine months ended September 30, 2010, respectively, compared to benefits of $1.4 million and $7.3 million for the three and nine months ended September 30, 2009, respectively.  The increase in income taxes is due to the gain on the sale of assets to Cleco Power.
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire Acadia Unit 2.  The carrying value of this unit and the related material and supplies inventory are considered assets held for sale on Acadia’s financial statements.  No gain or loss has been recorded, as the fair value less the costs to sell is greater than the carrying value, and the transaction has not yet been completed.  The transaction is anticipated to be completed in early 2011 pending regulatory approval.  When the Entergy Louisiana transaction is completed, Acadia will no longer own any materials and supply inventory, property, plant and equipment, or land.  Acadia has therefore met the definition of discontinued operations.  After the Entergy transaction is completed, ongoing operations will be minimal, related only to the previously established receivables and payables and servicing of indemnities.
An interim power purchase agreement between Acadia and Entergy Louisiana associated with this transaction began in June 2010.  Cleco Power will continue to operate both units at the Acadia Power Station after the Entergy Louisiana transaction is completed.
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

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO.  Cleco Power is not the primary beneficiary and Oxbow is accounted for as an equity method investment.  Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO.  Cleco’s current assessment of its maximum exposure to loss related to Oxbow at September 30, 2010, consisted of its equity investment of $13.1 million.  The table below presents the components of Cleco Power’s equity investment in Oxbow.

INCEPTION TO DATE (THOUSANDS)	AT SEPTEMBER 30, 2010	AT DECEMBER 31, 2009
Purchase price	$12,873	$12,873
Cash contributions	200	-
Total equity investment in investee	$13,073	$12,873

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

(THOUSANDS)	AT SEPTEMBER 30, 2010	AT DECEMBER 31, 2009
Oxbow’s net assets/liabilities	$26,146	$25,746
Cleco Power’s 50% equity	$13,073	$12,873
Cleco’s maximum exposure to loss	$13,073	$12,873

The following tables contain summarized financial information for Oxbow.

(THOUSANDS)	AT SEPTEMBER 30, 2010	AT DECEMBER 31, 2009
Current assets	$1,515	$958
Property, plant and equipment, net	23,641	24,770
Other assets	1,040	18
Total assets	$26,196	$25,746
Current liabilities	$50	$-
Partners’ capital	26,146	25,746
Total liabilities and partners’ capital	$26,196	$25,746

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009
Operating revenue	$245	$-
Operating expenses	245	-
Income before taxes	$-	$-

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009
Operating revenue	$564	$-
Operating expenses	564	-
Income before taxes	$-	$-

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

Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

City of Alexandria
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current wholesale municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court against Cleco Corporation, Cleco Power, and certain other subsidiaries.  The lawsuit alleged unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts.  The lawsuit was removed to the U.S. District Court for the Western District of Louisiana in July 2005.  On February 23, 2010, the Alexandria City Council approved a settlement of the case, which included a $3.0 million litigation expense reimbursement to the City and a new five-year, energy-only power supply agreement with Cleco Power.  The supply agreement may be extended, at Cleco Power’s option, for two additional one-year terms.  If the City performs its obligations under the new power supply agreement, then Cleco Power will pay a one-time $6.5 million performance bonus at the end of the five-year term to the City.  At September 30, 2010, Cleco Power had accrued $1.7 million related to the performance bonus.  The court dismissed the case with prejudice on February 24, 2010.

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

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

Louisiana in April 2010, so that it could be properly addressed under the terms of the Class Action Fairness Act.  On May 11, 2010, a second class action lawsuit was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of a number of Opelousas residents.  Cleco Power has responded in the same manner as with the first class action lawsuit.  On September 29, 2010, the federal court remanded both cases back to the state court in which they were originally filed for further proceedings.  Management believes that these lawsuits will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

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
The off-balance sheet commitments are not recognized on Cleco Corporation’s Condensed Consolidated Balance Sheets because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  These commitments do not reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  However, in the future, these commitments could reduce the available borrowings.  Cleco’s off-balance sheet commitments as of September 30, 2010, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

		AT SEPTEMBER 30, 2010
	FACE		NET
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$177,400	$135,000	$42,400
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500
Guarantee to Cleco Power on behalf of Acadia*	4,800	-	4,800
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725	-	3,725
Total	$186,425	$135,000	$51,425
* Represents APH’s 50% share

Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of September 30, 2010, the aggregate guarantee of $177.4 million was limited to $42.4 million due to the performance of some of the underlying obligations that were guaranteed.  Management believes it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims.  The discounted probability-weighted liability under the guarantees and indemnifications recognized on the balance sheet as of September 30, 2010, was $0.2 million.
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement.  This guarantee will be effective through the life of the agreement.
Acadia provided limited guarantees and indemnifications to Cleco Power under the Master Reorganization and Redemption Agreement related to the acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities in February 2010.  In connection with this transaction, Acadia became 100% owned by Cajun, which is now 50% owned by APH and 50% owned by third parties.  In relation to the Cleco Power transaction, Acadia agreed to indemnify Cleco Power and its affiliates against 100% of Acadia’s contingent obligations.  As of September 30, 2010, APH’s share of this guarantee, through its 50% ownership in Cajun, has been reduced to $4.8 million, primarily due to the contractual expiration of an underlying indemnification and management’s assumptions about the decreasing probability of a payment due to the passage of time.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.  Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

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

Disclosures about Guarantees
In February 2010, Cleco Power acquired Acadia Unit 1 and half of Acadia Power Station’s related common facilities. Acadia provided limited guarantees and indemnifications to Cleco Power under the Master Reorganization and Redemption Agreement.  Acadia recorded an indemnification liability and a corresponding reduction of the gain of $13.5 million which represents the fair value of these indemnifications.  In a related agreement, APH agreed to accept 50% of Acadia’s indemnification liability that would be held by the third parties who indirectly own 50% of Acadia in return for $6.8 million received from the third parties.  The $6.8 million was recorded as an indemnification liability by APH.  Events that would require payments to Cleco Power pursuant to the indemnity include, but are not limited to:

▪	Environmental costs that were caused by events occurring before the transaction;
▪	Claims against Cleco Power for liabilities retained by Acadia;
▪	Certain defects of the unit that were discovered prior to September 30, 2010; and
▪	Breach of fundamental representations of Acadia, such as legal existence, clear ownership of the unit and valid authorization to dispose of the unit.

Acadia and APH will be released from the underlying liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising.  The indemnification obligation is expected to have a term of approximately three years, which reflects both contractual expiration of the underlying indemnifications and management’s assumptions about the decreasing probability of a payment due to the passage of time.  After the three-year period, a residual value of less than $0.1 million will remain.  At September 30, 2010, APH had an indemnification liability of $4.8 million, which represents the risk of payment.
As part of the Lignite Mining Agreement amended in 2009, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At September 30, 2010, Cleco Power had a liability of $3.8 million related to the amended agreement.  The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap.  The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment.  Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations.  The lignite mining contract is in place until 2026 and does not affect the amount the Registrants can borrow under their credit facilities.
The following table summarizes the expected termination dates of the off-balance sheet commitments, and on-balance sheet guarantees discussed above:

				AT SEPTEMBER 30, 2010
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Off-balance sheet commitments	$51,425	$4,704	$3,821	$-	$42,900
On-balance sheet guarantees	8,581	978	3,822	-	3,781
Total	$60,006	$5,682	$7,643	$-	$46,681

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

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

Fuel Transportation Agreement
Cleco Power has entered into an agreement that meets the accounting definition of a capital lease for barges in order to transport petroleum coke and limestone to Madison Unit 3.  The 42 dedicated barges were delivered in January and February 2009.
The lease rate contains a fixed fee of $225 per day per barge and a variable component of $75 adjusted by the Producer Price Index (PPI) annually for executory costs.  If the barges are idle, the lessor is required to attempt to sublease the barges to third parties, with the revenue reducing Cleco Power’s lease payment.  During the three and nine months ended September 30, 2010, Cleco Power paid approximately $1.2 million and $3.5 million in lease payments, respectively, and did not receive any revenue from subleases.
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
The following is an analysis of the leased property under capital leases by major classes:

	AT SEPTEMBER 30,	AT DECEMBER 31,
CLASSES OF PROPERTY (THOUSANDS)	2010	2009
Barges	$22,050	$22,050
Other	555	555
Total capital leases	22,605	22,605
Less: accumulated amortization	4,347	1,958
Net capital leases	$18,258	$20,647

The amount listed as Other in the chart above includes a capital lease agreement for miscellaneous equipment by Cleco Power.  This lease terminates on December 31, 2010.
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2010.

(THOUSANDS)
Three months ending December 31, 2010	$1,209
Years ending December 31,
2011	4,668
2012	4,681
2013	4,668
2014	4,668
2015	4,668
Thereafter	14,122
Total minimum lease payments	$38,684
Less: executory costs	10,093
Net minimum lease payments	$28,591
Less: amount representing interest	8,961
Present value of net minimum lease payments	$19,630
Current liabilities	$1,654
Non-current liabilities	$17,976

During the three and nine months ended September 30, 2010, Cleco Power incurred immaterial amounts of contingent rent under the barge agreement related to the increase in the PPI.

Madison Unit 3
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Madison Unit 3.  Cleco Power began construction of Madison Unit 3 in May 2006.  In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which has subsequently been amended by the parties.  The project achieved commercial operations on February 12, 2010, whereby Cleco Power accepted care, custody, and control of the unit.  Shaw has not reached project completion under the contract, as the reliability test and specified boiler performance criteria have not been met.  Shaw must correct various identified items, meet a 30-day reliability performance test, and provide warranty services under a one-year warranty.  In May 2010, Cleco Power issued Shaw a notice of default relating to Shaw’s inability to meet certain material obligations under the Amended EPC Contract.  Cleco Power and Shaw have submitted various claims to arbitration.  Shaw’s claims of $32.0 million include 2008 hurricane force majeure related costs, fuel moisture, water quality and river embankment slope failure, and the associated recovery of schedule related liquidated damages withheld by Cleco Power.  As a result of Shaw filing the demand for arbitration, certain claims included in Shaw’s demand exceeded a $1.0 million threshold, triggering an unwind of certain fuel related matters included in Amendment No. 4, and Cleco is seeking the recovery of $19.0 million from Shaw relating to such matters.  The parties have entered into settlement discussions on all of these matters.  In the event the parties are unable to settle the claims submitted to arbitration, they will be resolved by decision of the arbitrator in accordance with the terms of the Amended EPC Contract.  The arbitration process is expected to be completed during the second quarter of 2011.  The Registrants do not believe the resolution of the claims discussed above will have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

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
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire Acadia Unit 2.  The transaction is anticipated to be completed in early 2011

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

pending regulatory approval.  An interim power purchase agreement between Acadia and Entergy Louisiana associated with this transaction began in June 2010.  The asset sale requires regulatory approval.  Cleco Power will continue to operate both units at the Acadia Power Station after the Entergy Louisiana transaction is completed.  In connection with this transaction and in exchange for reasonable consideration, APH has agreed to indemnify, upon the closing of this transaction, the third party owners of Cajun and their affiliates against 100% of Acadia’s liabilities and other obligations related to the Entergy Louisiana transaction.

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

Other
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.  Market conditions during the past few years have limited the availability and have increased the costs of capital for many companies.  The inability to raise capital on favorable terms could negatively affect Cleco Corporation’s and Cleco Power’s ability to maintain and expand their businesses.  After assessing the current operating performance, liquidity, and credit ratings of Cleco, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  At September 30, 2010, Moody’s and Standard & Poor’s outlooks for Cleco Corporation were stable.  If Cleco Corporation’s credit ratings were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.
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

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

planning to conduct a periodic fuel audit that included fuel adjustment clause filings for January 2003 through December 2004.  In March 2009, the LPSC indicated its intent to proceed with the audit of fuel adjustment clause filings for the years 2003 through 2008.  The total amount of fuel expense included in the audit is approximately $3.2 billion.  Cleco Power has responded to four sets of data requests from the LPSC. These responses are currently under review by the LPSC.  Management is unable to determine the amount of a refund, if any is required, as a result of these audits, and any such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Note 12 — Affiliate Transactions

Cleco has affiliate balances that were not eliminated as of September 30, 2010.  The balances were not eliminated due to the use of the equity method of accounting for Acadia.  For information on the Acadia equity investments, see Note 9 — “Variable Interest Entities.”  At September 30, 2010, the payable to Acadia was less than $0.1 million, and the receivable from Acadia was $2.0 million.
Cleco Power has affiliate balances that are payable to or due from its affiliates.  At September 30, 2010, the payable to Support Group was $6.2 million, the payable to Cleco Corporation was $1.7 million, and the payable to other affiliates was less than $0.1 million.  Also, at September 30, 2010, the receivable from Support Group was $2.9 million, the receivable from Acadia was $2.0 million, the receivable from Cleco Corporation was $0.1 million, the receivable from Diversified Lands was $0.1 million, and the receivable from other affiliates was less than $0.1 million.

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

Note 14 — Acadia Unit 1 Transaction

On February 23, 2010, Cleco Power completed the acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities.  The significant terms of the transaction are:

▪	Cleco Power acquired Acadia Unit 1 and half of the common facilities for $304.0 million;
▪	Cleco Power recognized $78.4 million of deferred taxes on the transaction. For more information on the deferred taxes, see Note 7 — “Income Taxes — Other;”
▪	Acadia recognized a gain of $82.0 million;
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

Note 15 — Electric Customer Credits

In June 2009, Cleco Power filed its monitoring report for the 12-month period ended September 30, 2008.  In June 2010, the Staff completed the review, and no customer refunds were due for this period.  In January 2010, Cleco Power also filed its monitoring report for the 12-month period ended September 30, 2009.  The Staff issued its preliminary report in June 2010, which indicated that no customer refunds were due for this period.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

Beginning in 2010, the amount of Cleco Power’s yearly retail earnings is subject to the terms of a FRP established by Cleco Power and the LPSC upon the commencement date of commercial operations at Madison Unit 3 in February 2010. The 2010 FRP establishes a target return on equity and requires all or a portion of regulated earnings for each yearly review period above the targeted regulatory rate of return on equity to be credited to Cleco Power’s customers.
The 2010 FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually.  The 2010 FRP establishes that Cleco Power file monitoring reports for the twelve months ended June 30, 2010, and September 30, 2010, on or before October 31, 2010, and January 31, 2011, respectively.  Cleco Power does not anticipate a refund for the twelve months ended June 30, 2010.  For the twelve months ended September 30, 2010, Cleco Power’s retail earnings exceeded the refund threshold of 11.3%, but were less than 12.3%.  Therefore, Cleco Power estimated at September 30, 2010, a return to customers of $6.3 million, or 60% of all earnings above the 11.3% threshold.  The ultimate amount of any customer refund is subject to LPSC Staff review and the closure of such review.  Beginning in 2011, Cleco Power will file annual monitoring reports no later than October 31 for the 12-month period ending June 30.  The current FRP requires the credits to be included on customers’ bills the following summer.
Cleco Power’s Consolidated Balance Sheets at September 30, 2010, and December 31, 2009, reflect the following accruals for estimated electric customer credits.

	AT SEPTEMBER 30,	AT DECEMBER 31,
THOUSANDS	2010	2009
Provision for rate refund	$6,316	$2
Total customer credits	$6,316	$2

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and Cleco Corporation and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2010, and September 30, 2009.

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
Other key initiatives that Cleco Power is currently working on include the Acadiana Load Pocket project, the AMI project, and the Teche Blackstart unit project.  A brief discussion of these projects is discussed below.  For additional information, see “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Acadiana Load Pocket Project, AMI Project, and Teche Blackstart Unit Project.”

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket.  The project received LPSC and SPP approval in February 2009.  The estimated

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

cost of the project is $250.0 million.  Cleco Power’s portion of the cost is approximately $150.0 million, including AFUDC.  At September 30, 2010, Cleco Power had spent $37.8 million on the project and expects to incur an additional $15.9 million by the end of 2010.  Upgrading the interconnected transmission system is expected to increase capacity, reduce transmission constraints, and improve electric service for customers served by all three utilities.  The project is expected to be completed in 2012.

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement smart-grid technology for all of Cleco Power’s customers.  Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million.  The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009.  Smart-grid technology includes the installation of “smart electric meters” that enable two-way communication capabilities between a home or business and a utility company.  In April 2010, Cleco Power received board approval for the project conditioned upon approval by the LPSC.  Cleco Power filed an application with the LPSC in June 2010 and requested expedited approval of the project prior to the end of 2010.  A July 2010 status conference established a procedural schedule for the docket.  On October 15, 2010, Cleco Power, the LPSC Staff, and the interveners in the docket executed a Proposed Uncontested Stipulated Settlement, which was filed with the LPSC.  An uncontested stipulation hearing was conducted on October 25, 2010 before the Administrative Law Judge, during which the Proposed Uncontested Stipulated Settlement, as well as Cleco Power’s and the LPSC Staff’s respective testimony, were made part of the docket’s evidentiary record.  Cleco Power anticipates that the matter will receive full LPSC consideration at the LPSC’s November 10, 2010 Business and Executive Session.  If the AMI project receives approval from the LPSC, Cleco Power expects to complete the project by the first quarter of 2013.  If Cleco Power does not receive LPSC approval, the project will be re-evaluated at that time.

Teche Blackstart Unit Project
In January 2009, Cleco Power filed an application with the LPSC to improve its blackstart process by purchasing a 33-MW gas turbine to be sited at Teche Power Station and designated as Teche Unit 4.  The purpose of the project is to allow Cleco Power to return its generation system to service more efficiently than is currently possible in the event of a total system shutdown.  The LDEQ issued an air permit in November 2009 and the LPSC application was approved in December 2009.  Cleco Power estimates the project will cost $31.0 million, which includes the necessary upgrades to allow the purchased unit to also function as a generation resource suitable for peaking capacity.  At September 30, 2010, Cleco Power had spent $15.7 million on the project and expects to incur an additional $9.5 million by the end of 2010.  The project is expected to be completed in the second quarter of 2011.

Midstream

Acadia
On February 23, 2010, Acadia completed its disposition of Acadia Unit 1 to Cleco Power for $304.0 million.  Cleco Power operates Acadia Unit 1 as well as Acadia Unit 2 as described above under “— Cleco Power.”
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would purchase Acadia Unit 2.  The transaction is anticipated to be completed in early 2011 pending regulatory approval.  An interim power purchase agreement between Acadia and Entergy Louisiana associated with this transaction began in June 2010.  Cleco Power expects to continue to operate both units at the Acadia Power Station after the Entergy Louisiana transaction is completed.

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

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

Comparison of the Three Months Ended September 30, 2010, and 2009

Cleco Consolidated
		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue, net	$343,892	$241,500	$102,392	42.4%
Operating expenses	243,905	200,823	(43,082)	(21.5)%
Operating income	$99,987	$40,677	$59,310	145.8%
Allowance for other funds used during construction	$887	$17,813	$(16,926)	(95.0)%
Equity income from investees	$2,494	$15,587	$(13,093)	(84.0)%
Interest charges	$25,068	$10,838	$(14,230)	(131.3)%
Federal and state income taxes	$30,155	$4,983	$(25,172)	(505.2)%
Net income applicable to common stock	$49,600	$59,843	$(10,243)	(17.1)%

Consolidated net income applicable to common stock decreased $10.2 million, or 17.1%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to lower corporate and Midstream earnings.  Partially offsetting this decrease was increased earnings at Cleco Power.
Operating revenue, net increased $102.4 million, or 42.4%, in the third quarter of 2010 compared to the third quarter of 2009 primarily as a result of higher base revenue at Cleco Power.
Operating expenses increased $43.1 million, or 21.5%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to higher volumes of fuel used for electric generation, higher depreciation expense, and higher other operations and maintenance expenses at Cleco Power.
Allowance for other funds used during construction decreased $16.9 million, or 95.0%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.  Madison Unit 3 commenced commercial operations on February 12, 2010.
Equity income from investees decreased $13.1 million, or 84.0%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to the absence in 2010 of equity earnings from Evangeline resulting from the change in method of accounting for Evangeline effective January 1, 2010.
Interest charges increased $14.2 million, or 131.3%, during the third quarter of 2010 compared to the third quarter of 2009 primarily due to higher corporate interest charges primarily due to the absence of a 2009 favorable settlement of a franchise tax lawsuit and net interest charges related to uncertain tax positions.  Also contributing to the increase was higher interest charges at Cleco Power.
Federal and state income taxes increased $25.2 million, or 505.2%, during the third quarter of 2010 compared to the third quarter of 2009.  Federal and state income taxes increased $12.3 million for the change in pre-tax income excluding equity AFUDC, $11.1 million to record tax expense at the annual projected effective tax rate, and $1.8 million for miscellaneous items.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Income Taxes.”
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue
Base	$176,584	$103,198	$73,386	71.1%
Fuel cost recovery	149,045	125,754	23,291	18.5%
Electric customer credits	(6,314)	-	(6,314)	-
Other operations	12,819	9,834	2,985	30.4%
Affiliate revenue	-	6	(6)	-
Intercompany revenue	343	343	-	-
Operating revenue, net	332,477	239,135	93,342	39.0%
Operating expenses
Fuel used for electric generation – recoverable	97,870	72,512	(25,358)	(35.0)%
Power purchased for utility customers – recoverable	51,218	53,242	2,024	3.8%
Non-recoverable fuel and power purchased	3,177	10,774	7,597	70.5%
Other operations	28,650	25,165	(3,485)	(13.8)%
Maintenance	20,272	9,602	(10,670)	(111.1)%
Depreciation	27,133	19,310	(7,823)	(40.5)%
Taxes other than income taxes	9,161	7,809	(1,352)	(17.3)%
Loss on sale of assets	7	70	63	90.0%
Total operating expenses	237,488	198,484	(39,004)	(19.7)%
Operating income	$94,989	$40,651	$54,338	133.7%
Allowance for other funds used during construction	$887	$17,813	$(16,926)	(95.0)%
Interest charges	$16,044	$13,645	$(2,399)	(17.6)%
Federal and state income taxes	$26,568	$1,316	$(25,252)	*
Net income	$52,335	$43,552	$8,783	20.2%
* Not meaningful

Cleco Power’s net income in the third quarter of 2010 increased $8.8 million, or 20.2%, compared to the third quarter of 2009.  Contributing factors include:

▪	higher base revenue,
▪	lower non-recoverable fuel and power purchased, and
▪	higher other operations revenue.

These were partially offset by:

▪	lower allowance for other funds used during construction,
▪	higher other operations and maintenance expenses,
▪	higher depreciation expense,
▪	electric customer credits,
▪	higher interest charges, and
▪	higher effective income tax rate.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(MILLION kWh)	2010	2009	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,263	1,207	4.6%
Commercial	771	743	3.8%
Industrial	592	577	2.6%
Other retail	37	36	2.8%
Total retail	2,663	2,563	3.9%
Sales for resale	283	199	42.2%
Unbilled	(125)	(95)	(31.6)%
Total retail and wholesale customer sales	2,821	2,667	5.8%

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$100,301	$53,970	85.8%
Commercial	48,193	25,802	86.8%
Industrial	22,563	12,912	74.7%
Other retail	2,721	1,491	82.5%
Surcharge	1,350	5,054	(73.3)%
Other	(1,704)	-	-
Total retail	173,424	99,229	74.8%
Sales for resale	14,745	7,435	98.3%
Unbilled	(11,585)	(3,466)	(234.2)%
Total retail and wholesale customer sales	$176,584	$103,198	71.1%

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

			FOR THE THREE MONTHS ENDED SEPTEMBER 30,
				2010 CHANGE
	2010	2009	NORMAL	PRIOR YEAR	NORMAL
Cooling-degree days	1,728	1,584	1,468	9.1%	17.7%

Base
Base revenue increased $73.4 million, or 71.1%, during the third quarter of 2010 compared to the third quarter of 2009.  The base rate increase that became effective on February 12, 2010, the commercial operation date of Madison Unit 3, accounted for approximately $51.5 million of the increase, while the impact from warmer weather accounted for approximately $21.9 million of the increase.  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers increased $23.3 million, or 18.5%, during the third quarter of 2010 compared to the third quarter in 2009 primarily due to higher volumes of fuel used for electric generation and increases in the per-unit cost of power purchased for utility customers.  Partially offsetting the increase were decreases in the per-unit cost of fuel used for electric generation and lower volumes of power purchased for utility customers.  Lower volumes of power purchased were primarily due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  Changes in fuel costs historically have not significantly affected Cleco Power’s net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 93% of Cleco Power’s total fuel cost during the third quarter of 2010 was regulated by the LPSC, while the remainder was regulated by FERC.  Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC.  For information on Cleco Power’s current LPSC fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — LPSC Fuel Audit.”

Electric Customer Credits
Electric customer credits increased $6.3 million during the third quarter of 2010 compared to the third quarter of 2009 as a result of recording an estimated accrual for a rate refund based on actual results for the twelve months ended September 30, 2010.  For 2010, the potential refunds were based on results for the 12-month period ended September 30.  Beginning in 2011, potential refunds will be based on results for the 12-month period ended June 30.  For additional information on the accrual for electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 15 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $3.0 million, or 30.4%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to mineral lease bonus payments and higher transmission revenue and customer fees.

Operating Expenses
Operating expenses increased $39.0 million, or 19.7%, in the third quarter of 2010 compared to the third quarter of 2009.  Fuel used for electric generation (recoverable) increased $25.4 million, or 35.0%, primarily due to higher volumes of fuel used as compared to the third quarter of 2009.  Partially offsetting this increase were lower per unit costs of fuel used for

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

electric generation.  Power purchased for utility customers (recoverable) decreased $2.0 million, or 3.8%, largely due to lower volumes of purchased power.  Partially offsetting this decrease were higher per unit costs of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $7.6 million, or 70.5%, primarily due to lower capacity payments made during the third quarter of 2010 primarily due to the commencement of commercial operations of Madison Unit 3 and the acquisition of Acadia Unit 1.  Other operations expense increased $3.5 million, or 13.8%, primarily due to higher generating station operating expenses.  Maintenance expense increased $10.7 million, or 111.1% primarily due to higher generating station maintenance work performed during the third quarter of 2010.  Also contributing to the increase was higher transmission and distribution maintenance expenses.  Other operations and maintenance expenses include the impact of Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  Depreciation expense increased $7.8 million, or 40.5%, largely due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  Taxes other than income taxes increased $1.4 million, or 17.3%, largely due to higher state franchise taxes.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction decreased $16.9 million, or 95.0%, during the third quarter of 2010 compared to the third quarter of 2009 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.

Interest Charges
Interest charges increased $2.4 million, or 17.6%, during the third quarter of 2010 compared to the third quarter of 2009 primarily due to $6.2 million of lower interest charges capitalized (allowance for borrowed funds used during construction) associated with Madison Unit 3 and $2.4 million of additional interest charges related to the November 2009 issuance of senior notes. Partially offsetting this increase were $5.7 million of lower interest charges primarily related to uncertain tax positions, $0.4 million due to the repayment of insured quarterly notes in August 2009, and $0.1 million related to other net miscellaneous interest charges.

Income Taxes
Federal and state income taxes increased $25.3 million during the third quarter of 2010 compared to the third quarter of 2009.  Federal and state income taxes increased $19.6 million for the change in pre-tax income excluding equity AFUDC, $4.8 million to record tax expense at the annual projected effective tax rate, and $0.9 million for miscellaneous items.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Income Taxes.”

Midstream
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue
Tolling operations	$11,153	$-	$11,153	-
Other operations	1	-	1	-
Affiliate revenue	5	2,087	(2,082)	(99.8)%
Operating revenue	11,159	2,087	9,072	434.7%
Operating expenses
Other operations	1,944	1,508	(436)	(28.9)%
Maintenance	2,987	808	(2,179)	(269.7)%
Depreciation	1,446	44	(1,402)	*
Taxes other than income taxes	76	92	16	17.4%
Loss on sales of assets	6	5	(1)	(20.0)%
Total operating expenses	6,459	2,457	(4,002)	(162.9)%
Operating income (loss)	$4,700	$(370)	$5,070	*
Equity income from investees	$2,494	$15,108	$(12,614)	(83.5)%
Other income	$1,836	$-	$1,836	-
Federal and state income taxes	$2,758	$4,923	$2,165	44.0%
Net income	$5,156	$8,412	$(3,256)	(38.7)%
* Not meaningful

Factors affecting Midstream during the third quarter of 2010 are described below.

Evangeline
In accordance with authoritative guidance, Cleco was required to prospectively reconsolidate Evangeline with its condensed consolidated financial statements and discontinue reporting its investment in Evangeline on the equity method of accounting.  As a result, effective January 1, 2010, the assets and liabilities of Evangeline are no longer represented by one line item corresponding to Cleco's equity investment in Evangeline but instead are being reported in the corresponding line items in the consolidated financial statements of Midstream.  Previously, Evangeline revenue and expenses were netted and reported on one line item as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Income.  Consequently, the chart above reflects the operating results for Evangeline for the third quarter of 2010 reported on various line items as compared to the net operating results being reported on the equity income from investees line for the third quarter of 2009.  For additional information on the reconsolidation of Evangeline, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Recent Authoritative Guidance.”

Operating Revenue
Operating revenue increased $9.1 million, or 434.7%, in the third quarter of 2010 compared to the third quarter of 2009, primarily as a result of the accounting treatment of tolling operations revenue at Evangeline.  As a result of Evangeline’s reconsolidation with Cleco, Evangeline’s $11.2 million of revenue for the third quarter of 2010 is reflected in tolling

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

operations revenue.  Evangeline’s revenue of $25.8 million for the third quarter of 2009 was reported in equity income from investees.  This $14.6 million decrease in Evangeline’s revenue was primarily due to lower tolling revenue resulting from the Evangeline restructuring and the pricing of the Evangeline 2010 Tolling Agreement.  Affiliate revenue decreased $2.1 million, or 99.8%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to affiliate transactions with Evangeline that are now being eliminated as a result of Evangeline’s reconsolidation with Cleco.  For additional information on Evangeline, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Variable Interest Entities — Consolidated VIEs — Evangeline.”

Operating Expenses
Operating expenses increased $4.0 million, or 162.9%, in the third quarter of 2010 compared to the third quarter of 2009 primarily as a result of the reconsolidation of Evangeline with Cleco.  Evangeline’s operating expenses of $6.2 million for the third quarter of 2010 are included in the chart above in total operating expenses, whereas Evangeline’s operating expenses of $6.0 million for the third quarter of 2009 were reported in equity income from investees.  For additional information on Evangeline, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Variable Interest Entities — Consolidated VIEs — Evangeline.”

Equity Income from Investees
Equity income from investees decreased $12.6 million, or 83.5%, during the third quarter of 2010 compared to the third quarter of 2009 primarily due to the absence in 2010 of equity earnings from Evangeline resulting from the change in method of accounting for Evangeline effective January 1, 2010.  Partially offsetting this decrease was higher equity earnings at APH primarily from Cajun’s portion of the contractual expiration of an underlying indemnification resulting from the acquisition of Acadia Unit 1 by Cleco Power and lower depreciation expense resulting from certain Acadia assets meeting the criteria of assets held for sale (at which point depreciation of these assets ceased).

Other Income
Other income increased $1.8 million in the third quarter of 2010 compared to the third quarter of 2009, primarily due to APH’s contractual expiration of an underlying indemnification resulting from the acquisition of Acadia Unit 1 by Cleco Power.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”

Income Taxes
Federal and state income taxes decreased $2.2 million, or 44.0%, during the third quarter of 2010 compared to the third quarter of 2009 primarily due to a decrease in pre-tax income.  The effective income tax rate is different than the federal statutory rate due to state tax expense.

Comparison of the Nine Months Ended September 30, 2010, and 2009

Cleco Consolidated
		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue, net	$892,081	$661,662	$230,419	34.8%
Operating expenses	656,101	571,878	(84,223)	(14.7)%
Operating income	$235,980	$89,784	$146,196	162.8%
Allowance for other funds used during construction	$11,052	$52,341	$(41,289)	(78.9)%
Equity income from investees	$39,212	$710	$38,502	*
Gain on toll settlement	$148,402	$-	$148,402	*
Other income	$3,563	$4,753	$(1,190)	(25.0)%
Other expense	$4,379	$2,181	$(2,198)	(100.8)%
Interest charges	$72,020	$39,670	$(32,350)	(81.5)%
Federal and state income taxes	$127,411	$13,258	$(114,153)	(861.0)%
Net income applicable to common stock	$234,733	$93,495	$141,238	151.1%
* Not meaningful

Consolidated net income applicable to common stock increased $141.2 million, or 151.1%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to increased Midstream and Cleco Power earnings.  Midstream’s earnings were significantly impacted due to transactions related to the termination of the Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement as discussed below.  Partially offsetting this increase were lower corporate earnings.
Operating revenue, net increased $230.4 million, or 34.8%, in the first nine months of 2010 compared to the first nine months of 2009 largely as a result of higher base revenue at Cleco Power.
Operating expenses increased $84.2 million, or 14.7%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to higher volumes of fuel used for electric generation, higher depreciation expense, and higher other operations and maintenance expenses at Cleco Power.
Allowance for other funds used during construction decreased $41.3 million, or 78.9%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.
Equity income from investees increased $38.5 million in the first nine months of 2010 compared to the first nine months of 2009 primarily due to increased equity earnings at APH primarily from the recognition of a $41.0 million gain from Cleco Power’s acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities.  Partially offsetting the increase was the absence of equity earnings at Evangeline in 2010 due to the consolidation of Evangeline effective January 1, 2010.  For additional information on Cleco Power’s acquisition of Acadia Unit 1, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Acadia Unit 1 Transaction.”

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

Gain on toll settlement was $148.4 million in the first nine months of 2010 due to transactions related to the termination of the existing Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Evangeline Transactions.”
Other income decreased $1.2 million, or 25.0%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to lower gains on the cash surrender value of life insurance policies at Cleco Corporation.  Partially offsetting this decrease was additional income recorded at Midstream due to the contractual expiration of an underlying indemnification resulting from the acquisition of Acadia Unit 1 by Cleco Power.
Other expense increased $2.2 million, or 100.8%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to the amortization of a plant acquisition adjustment related to Cleco Power’s acquisition of Acadia Unit 1.
Interest charges increased $32.4 million, or 81.5%, during the first nine months of 2010 compared to the first nine months of 2009 primarily due to higher interest charges at Cleco Power and higher corporate interest charges primarily due to the absence of a 2009 favorable settlement of a franchise tax lawsuit and net interest charges related to uncertain tax positions.
Federal and state income taxes increased $114.2 million, or 861.0%, during the first nine months of 2010 compared to the first nine months of 2009 due to an increase in pre-tax income, excluding equity AFUDC.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Income Taxes.”
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE		CHANGE
Operating revenue
Base	$448,589	$270,937		$177,652	65.6%
Fuel cost recovery	390,939	356,532		34,407	9.7%
Electric customer credits	(6,314)	-		(6,314)	-
Other operations	32,959	25,609		7,350	28.7%
Affiliate revenue	-	17		(17)	-
Intercompany revenue	1,029	1,029		-	-
Operating revenue, net	867,202	654,124		213,078	32.6%
Operating expenses
Fuel used for electric generation – recoverable	270,165	207,470		(62,695)	(30.2)%
Power purchased for utility customers – recoverable	120,812	149,063		28,251	19.0%
Non-recoverable fuel and power purchased	10,154	20,889		10,735	51.4%
Other operations	81,111	72,814		(8,297)	(11.4)%
Maintenance	51,697	32,705		(18,992)	(58.1)%
Depreciation	77,941	57,339		(20,602)	(35.9)%
Taxes other than income taxes	25,110	23,172		(1,938)	(8.4)%
Loss on sales of assets	47	70		23	32.9%
Total operating expenses	637,037	563,522		$(73,515)	(13.0)%
Operating income	$230,165	$90,602		$139,563	154.0%
Allowance for other funds used during construction	$11,052	$52,341		$(41,289)	(78.9)%
Other income	$1,038	$2,138		$(1,100)	(51.4)%
Other expense	$3,619	$2,985	$	(634)	(21.2)%
Interest charges	$57,104	$40,286		$(16,818)	(41.7)%
Federal and state income taxes	$58,299	$14,033		$(44,266)	(315.4)%
Net income	$123,584	$88,776		$34,808	39.2%

Cleco Power’s net income in the first nine months of 2010 increased $34.8 million, or 39.2%, compared to the first nine months of 2009.  Contributing factors include:

▪	higher base revenue,
▪	lower non-recoverable fuel and power purchased expenses, and
▪	higher other operations revenue.

These were partially offset by:

▪	lower allowance for other funds used during construction,
▪	higher other operations and maintenance expenses,
▪	higher depreciation expense,
▪	higher interest charges,
▪	electric customer credits, and
▪	higher effective income tax rate.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(MILLION kWh)	2010	2009	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	3,156	2,814	12.2%
Commercial	1,990	1,882	5.7%
Industrial	1,679	1,633	2.8%
Other retail	106	103	2.9%
Total retail	6,931	6,432	7.8%
Sales for resale	584	432	35.2%
Unbilled	2	98	(98.0)%
Total retail and wholesale customer sales	7,517	6,962	8.0%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2010	2009	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$208,811	$122,486	70.5%
Commercial	116,897	71,871	62.6%
Industrial	55,774	38,046	46.6%
Other retail	6,727	4,288	56.9%
Surcharge	7,205	14,674	(50.9)%
Other	(4,383)	-	-
Total retail	391,031	251,365	55.6%
Sales for resale	34,199	16,034	113.3%
Unbilled	23,359	3,538	560.2%
Total retail and wholesale customer sales	$448,589	$270,937	65.6%

The following chart shows how cooling- and heating-degree days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree days.

			FOR THE NINE MONTHS ENDED SEPTEMBER 30,
				2010 CHANGE
	2010	2009	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	1,317	779	1,026	69.1%	28.4%
Cooling-degree days	2,903	2,763	2,436	5.1%	19.2%

Base
Base revenue increased $177.7 million, or 65.6%, during the first nine months of 2010 compared to the first nine months of 2009.  The base rate increase that became effective on February 12, 2010, the commercial operation date of Madison Unit 3, accounted for approximately $134.4 million of the increase, while the impact from favorable weather and new service to a wholesale customer accounted for approximately $43.3 million of the increase.  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers increased $34.4 million, or 9.7%, during the first nine months of 2010 compared to the first nine months of 2009 primarily due to higher volumes of fuel used for electric generation and increases in the per-unit cost of power purchased for utility customers.  Partially offsetting the increase were decreases in the per-unit cost of fuel used for electric generation and lower volumes of power purchased for utility customers.  Lower volumes of power purchased were primarily due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  For information on Cleco Power’s ability to recover fuel and purchase power costs, see “— Comparison of the Three Months Ended September 30, 2010, and 2009 — Cleco Power — Fuel Cost Recovery.”

Electric Customer Credits
Electric customer credits increased $6.3 million during the first nine months of 2010 compared to the first nine months of 2009 as a result of recording an estimated accrual for a rate refund based on actual results for the twelve months ended September 30, 2010.  For 2010, the potential refunds were based on results for the 12-month period ended September 30.  Beginning in 2011, potential refunds will be based on results for the 12-month period ended June 30.  For additional information on the accrual for electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 15 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $7.4 million, or 28.7%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to $4.3 million related to mineral lease bonus payments, $1.1 million of higher transmission revenue, $0.9 million of lower net losses relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer, and $1.1 million of higher other miscellaneous revenue.  For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses increased $73.5 million, or 13.0%, in the first nine months of 2010 compared to the first nine months of 2009.  Fuel used for electric generation (recoverable) increased $62.7 million, or 30.2%, primarily due to higher volumes of fuel used as compared to the first nine months of 2009.  Partially offsetting this increase were lower per unit costs of fuel used for electric generation.  Power purchased for utility customers (recoverable) decreased $28.3 million, or 19.0%, largely due to lower volumes of purchased power.  Partially offsetting this decrease were higher per-unit costs of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and purchased power decreased $10.7 million, or 51.4%, primarily due to lower capacity payments made during the first nine months of 2010 primarily due to the commencement of commercial operations of Madison Unit 3 and the acquisition of Acadia Unit 1.  Other operations expense increased $8.3

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

million, or 11.4%, primarily due to higher transmission and generating station expenses and higher professional fees.  Partially offsetting these increases was lower general liability expense.  Maintenance expense increased $19.0 million, or 58.1%, primarily due to higher generating station maintenance work performed during the first nine months of 2010.  Other operations and maintenance expenses include the impact of Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  Depreciation expense increased $20.6 million, or 35.9%, largely due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  Taxes other than income taxes increased $1.9 million, or 8.4%, primarily due to higher payroll taxes and state franchise taxes.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction decreased $41.3 million, or 78.9%, during the first nine months of 2010 compared to the first nine months of 2009 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.

Other Income
Other income decreased $1.1 million, or 51.4%, during the first nine months of 2010 compared to the first nine months of 2009 primarily due to lower revenue from mutual assistance to other utilities for restoration efforts.

Other Expense
Other expense increased $0.6 million, or 21.2%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to the amortization of a plant acquisition adjustment related to Cleco Power’s acquisition of Acadia Unit 1, partially offset by lower expenses from mutual assistance to other utilities for restoration efforts.

Interest Charges
Interest charges increased $16.8 million, or 41.7%, during the first nine months of 2010 compared to the first nine months of 2009 primarily due to $15.1 million of lower interest charges capitalized (allowance for borrowed funds used during construction) associated with Madison Unit 3, $7.1 million related to the November 2009 issuance of senior notes, and $1.5 million related to a variable-rate bank loan executed in August 2009.  Partially offsetting this increase was $3.2 million of lower interest charges primarily related to uncertain tax positions, $3.1 million related to the repayment of medium-term notes and insured quarterly notes in May 2009 and August 2009, respectively, and $0.6 million related to other miscellaneous interest charges.

Income Taxes
Federal and state income taxes increased $44.3 million, or 315.4%, during the first nine months of 2010 compared to the first nine months of 2009 primarily due to an increase in pre-tax income excluding equity AFUDC.  Federal and state income tax expense increased $46.3 million for the change in pre-tax income, $1.5 million for a Medicare D adjustment resulting from legislation enacted in the first quarter of 2010, and $1.1 million for a valuation allowance for capital loss carryforwards.  These increases were partially offset by $3.0 million for an adjustment related to the new rates and $1.6 million for miscellaneous items.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Income Taxes.”

Midstream
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue
Tolling operations	$23,016	$-	$23,016	-
Other operations	2	1	1	100.0%
Affiliate revenue	924	6,627	(5,703)	(86.1)%
Operating revenue	23,942	6,628	17,314	261.2%
Operating expenses
Other operations	5,962	4,887	(1,075)	(22.0)%
Maintenance	6,902	2,963	(3,939)	(132.9)%
Depreciation	4,334	132	(4,202)	*
Taxes other than income taxes	261	310	49	15.8%
Loss on sales of assets	12	5	(7)	(140.0)%
Total operating expenses	17,471	8,297	(9,174)	(110.6)%
Operating income (loss)	$6,471	$(1,669)	$8,140	487.7%
Equity income (loss) from investees	$39,211	$(782)	$39,993	*
Gain on toll settlement	$148,402	$-	$148,402	-
Other income	$1,984	$37	$1,947	*
Federal and state income tax expense (benefit)	$72,905	$(3,469)	$(76,374)	*
Net income (loss)	$117,176	$(4,997)	$122,173	*
* Not meaningful

Factors affecting Midstream during the first nine months of 2010 are described below.

Operating Revenue
Operating revenue increased $17.3 million, or 261.2%, during the first nine months of 2010 compared to the first nine months of 2009, largely as a result of the accounting treatment of tolling operations revenue at Evangeline.  As a result of Evangeline’s reconsolidation with Cleco, Evangeline’s $23.0 million of revenue for the first nine months of 2010 is reflected in tolling operations revenue.  Evangeline’s revenue of $49.0 million for the first nine months of 2009 was reported in equity income from investees.  This $26.0 million decrease in Evangeline’s revenue was primarily due to lower tolling revenue resulting from the Evangeline restructuring and the pricing of the Evangeline 2010 Tolling Agreement.  Affiliate revenue decreased $5.7 million, or 86.1%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to affiliate transactions with Evangeline now being eliminated as a result of Evangeline’s reconsolidation with Cleco.  For additional information on Evangeline, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Variable Interest Entities — Consolidated VIEs — Evangeline.”

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

Operating Expenses
Operating expenses increased $9.2 million, or 110.6%, primarily as a result of the reconsolidation of Evangeline with Cleco.  Evangeline’s operating expenses of $15.6 million for the first nine months of 2010 are included in the chart above in total operating expenses.  Evangeline’s operating expenses of $25.7 million for the first nine months of 2009 were reported in equity income from investees.  This $10.1 million decrease in Evangeline’s operating expenses was primarily due to lower maintenance expenses resulting from the absence of a 2009 outage.  For additional information on Evangeline, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Variable Interest Entities — Consolidated VIEs — Evangeline.”

Equity Income from Investees
Equity income from investees increased $40.0 million during the first nine months of 2010 compared to the first nine months of 2009 primarily due to increased equity earnings at APH primarily from the recognition of a $41.0 million gain from Cleco Power’s acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities.  Partially offsetting this increase was the absence in 2010 of equity earnings from Evangeline resulting from the change in method of accounting for Evangeline effective January 1, 2010.  For additional information on Cleco Power’s acquisition of Acadia Unit 1, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Acadia Unit 1 Transaction.”

Gain on Toll Settlement
Gain on toll settlement was $148.4 million in the first nine months of 2010 due to transactions related to the termination of the Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Evangeline Transactions.”

Other Income
Other income increased $1.9 million during the first nine months of 2010 compared to the first nine months of 2009 largely as a result of the contractual expiration of an underlying indemnification resulting from the acquisition of Acadia Unit 1 by Cleco Power.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”

Income Taxes
Federal and state income taxes increased $76.4 million during the first nine months of 2010 compared to the first nine months of 2009 primarily due to an increase in pre-tax income.  The effective income tax rate is different than the federal statutory rate due to state tax expense.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
At September 30, 2010, Moody’s and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable.  In November 2009, Moody’s downgraded Cleco Power’s credit rating by one level.  This downgrade placed Cleco Power’s credit rating at Moody’s at a level similar to Cleco Power’s credit rating at Standard & Poor’s.  Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held.  If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to post additional fees and incur higher interest rates under their bank credit agreements.  Cleco Power’s collateral for derivatives is based on the lowest rating held.  If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s or Moody’s, Cleco Power would be required to post additional collateral for derivatives.  For additional information on the impacts of a downgrade in credit ratings, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties — Cleco Power.”
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

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

Counterparties” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Global and U.S. Economic Environment
The current economic environment and uncertainty may have an impact on Cleco’s business and financial condition.  Although Cleco has not experienced restrictions in the financial markets, its ability to access the capital markets may be restricted at a time when Cleco would like, or need, to do so. This could have a material impact on Cleco’s ability to fund capital expenditures or debt service, or on its flexibility to react to changing economic and business conditions. Credit constraints could have a material negative impact on Cleco’s lenders or its customers, causing them to fail to meet their obligations to Cleco or to delay payment of such obligations.  The lower interest rates that Cleco has been exposed to have been beneficial to recent debt issuances; however, these rates have negatively affected interest income for Cleco’s short-term investments.

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

Debt
At September 30, 2010, Cleco Power was in compliance with the covenants in its credit facility.  If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility, and the lender could accelerate all principal and interest outstanding.  Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.  Both Cleco and Cleco Power credit facilities expire in June 2011.
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

Cleco Consolidated
Cleco had $150.0 million of short-term debt outstanding at September 30, 2010, compared to none at December 31, 2009.  The short-term debt outstanding was a one-year bank term loan Cleco Corporation entered into in February 2010.  The bank term loan has an interest rate of one-month LIBOR plus 2.75% and matures in February 2011.  At September 30, 2010, the interest rate on the term loan was 3.01%.
At September 30, 2010, Cleco’s long-term debt outstanding was $1.2 billion, of which $36.4 million was due within one year, compared to $1.3 billion outstanding at December 31, 2009, which included $11.5 million due within one year.  The long-term debt due within one year at September 30, 2010, represents $12.2 million of principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months and $24.2 million of 6.125% Insured Quarterly Notes that were redeemed prior to maturity at par on October 20, 2010.  In September 2010, Cleco Power issued the notice for redemption and as part of the redemption of all of the outstanding notes, Cleco Power paid $0.2 million of accrued interest on the redeemed notes.  For Cleco, long-term debt decreased $107.5 million primarily due to a $95.0 million decrease in Cleco’s credit facility draws and $11.5 million scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2010.
At September 30, 2010, Cleco had a working capital deficit of $29.0 million compared to a working capital surplus of $252.1 million at December 31, 2009.  Management intends to fund the working capital deficit with normal operating cash flows.  Included in working capital at September 30, 2010, and December 31, 2009, was $15.5 million and $29.9 million, respectively, which was restricted for the use of debt payments.  The $281.1 million decrease in working capital is primarily due to the $150.0 million issuance of a one-year term loan in February 2010, the reclassification of $24.2 million of insured quarterly notes to due within one year, the reclassification of a portion of the Madison Unit 3 deferred carrying cost regulatory liability from long-term to short-term, and an increase in current taxes payable due to an increase in pre-tax income.  The notes were reclassified to due within one year as a result of management’s decision to redeem the notes prior to maturity.
At September 30, 2010, Cleco’s Condensed Consolidated Balance Sheet reflected $2.7 billion of total liabilities compared to $2.6 billion at December 31, 2009.  The $73.1 million increase in total liabilities was primarily due to the increase in short-term debt and current taxes payable, partially offset by a decrease in long-term debt and the refund of Madison Unit 3 deferred construction carrying cost.  As discussed above, short-term debt increased $150.0 million from the entry into a one-year term loan in February 2010 which was used to fund the Acadia Unit 1 transaction.  Long-term debt decreased $107.5 million, as discussed above.  Current taxes payable increased due to an increase in pre-tax income.
Cash and cash equivalents available at September 30, 2010, were $67.8 million combined with $425.0 million facility capacity ($150.0 million from Cleco Corporation and $275.0

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

million from Cleco Power) for total liquidity of $492.8 million.  Cash and cash equivalents available at September 30, 2010 decreased $77.4 million when compared to cash and cash equivalents available at December 31, 2009.  This decrease was primarily due to additions to property, plant and equipment, the payment of property taxes, and the payment of common dividends.
At September 30, 2010, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  For more on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”

Cleco Corporation (Holding Company Level)
Cleco Corporation had $150.0 million of short-term debt outstanding at September 30, 2010, compared to none at December 31, 2009.  The short-term debt outstanding was a one-year bank term loan Cleco Corporation entered into in February 2010.  The bank term loan has an interest rate of one-month LIBOR plus 2.75% and matures in February 2011.  At September 30, 2010, the interest rate on the term loan was 3.01%.
At September 30, 2010, Cleco Corporation had no outstanding draws on its $150.0 million credit facility compared to $95.0 million outstanding at December 31, 2009.  This facility provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.  An uncommitted line of credit with a bank in an amount up to $10.0 million is available to support Cleco Corporation’s working capital needs.  For more information about these commitments, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Disclosures about Guarantees.”
Cash and cash equivalents available at September 30, 2010, were $39.9 million, combined with $150.0 million credit facility capacity for total liquidity of $189.9 million.  Cash and cash equivalents available at September 30, 2010 increased $32.8 million when compared to cash and cash equivalents available at December 31, 2009, primarily due to routine working capital fluctuations.

Cleco Power
There was no short-term debt outstanding at Cleco Power at September 30, 2010, or December 31, 2009.  At September 30, 2010, Cleco Power’s long-term debt outstanding was $1.2 billion, of which $36.4 million was due within one year, compared to $1.2 billion outstanding at December 31, 2009, which included $11.5 million due within one year.  The long-term debt due within one year at September 30, 2010, represents $12.2 million of principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months and $24.2 million of 6.125% Insured Quarterly Notes that were redeemed prior to maturity at par on October 20, 2010.  In September 2010, Cleco Power issued the notice of redemption and as part of the redemption of all of the outstanding notes, Cleco Power paid $0.2 million of accrued interest on the redeemed notes.   For Cleco Power, long-term debt decreased $12.5 million primarily due to $11.5 million scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2010.
At September 30, 2010, no borrowings were outstanding under Cleco Power’s $275.0 million, five-year revolving credit facility.  This facility provides for working capital and other needs.  Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 0.50%, including facility fees.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs.
At September 30, 2010, and December 31, 2009, Cleco Power had a working capital surplus of $70.1 million and $182.7 million, respectively.  Included in working capital at September 30, 2010, and December 31, 2009, was $15.5 million and $29.9 million, respectively, which was restricted for the use of debt payments.  The $112.6 million decrease in working capital is primarily due to the reclassification of $24.2 million of insured quarterly notes to due within one year, the reclassification of a portion of the Madison Unit 3 deferred carrying cost regulatory liability from long-term to short-term, and an increase in current taxes payable due to an increase in pre-tax income.  The notes were reclassified to due within one year as a result of management’s decision to redeem the notes prior to maturity.
Cash and cash equivalents available at September 30, 2010, were $27.4 million, combined with $275.0 million facility capacity for total liquidity of $302.4 million.  Cash and cash equivalents decreased $110.7 million, when compared to cash and cash equivalents at December 31, 2009, primarily due to additions to property, plant and equipment and the payment of property taxes.

Midstream
Midstream had no debt outstanding at September 30, 2010, or December 31, 2009.
At September 30, 2010, Evangeline had no long-term debt outstanding.  Prior to January 1, 2010, Evangeline was accounted for under the equity method.  Evangeline had $161.8 million of long-term debt outstanding at December 31, 2009, in the form of 8.82% Senior Secured bonds due 2019.  Of this amount, $8.2 million was due within one year at December 31, 2009.  The Senior Secured bonds issued by Evangeline were non-recourse to Cleco Corporation.  In February 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement and the Evangeline 2010 Tolling Agreement.  In conjunction with these transactions, JPMVEC transferred $126.6 million principal amount of Senior Secured bonds owned by JPMVEC to Evangeline.  The bonds were retired and the remaining $35.2 million of principal bonds were

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

redeemed pursuant to their terms.  For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Evangeline Transactions.”

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At September 30, 2010, and December 31, 2009, $41.3 million and $56.4 million of cash, respectively, was restricted on Cleco Corporation’s Condensed Consolidated Balance Sheets.  At September 30, 2010, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $11.6 million reserved at Cleco Power for GO Zone project costs, $25.7 million reserved at Cleco Power for future storm restoration costs, and $3.9 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest, and principal on storm recovery bonds.
At September 30, 2010, Evangeline had no restricted cash.  At December 31, 2009, Evangeline’s restricted cash, in the amount of $30.1 million, was not reflected in Cleco Corporation’s Consolidated Balance Sheets due to equity method accounting.  This cash was restricted under Evangeline’s Senior Secured bond indenture for major maintenance expenses and principal and interest payments on the Senior Secured bonds.  In February 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement.  In conjunction with the agreement, Evangeline’s restricted cash was released to Cleco Corporation.  For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Evangeline Transactions.”

Cleco Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $170.1 million during the first nine months of 2010, compared to $53.4 million during the first nine months of 2009.
Cash provided by operating activities during the first nine months of 2010 increased $116.7 million from the first nine months of 2009, primarily due to increased revenue due to the base rate increase which became effective on February 12, 2010 and favorable weather.  Also contributing to the increase is the collection of a long-term receivable related to the Evangeline Restructuring Agreement; lower retainage payments, primarily due to the completion of Madison Unit 3; the 2010 absence of a 2009 $15.0 million pension plan payment; and lower fuel inventory purchases.  Fuel inventory purchases were higher in the first nine months of 2009 primarily due to the purchase of initial fuel inventory for Madison Unit 3.

Net Investing Cash Flow
Net cash used in investing activities was $212.6 million during the first nine months of 2010, compared to $119.7 million during the first nine months of 2009.  Net cash used in investing activities during the first nine months of 2010 was higher than the first nine months of 2009 primarily due to additions to property, plant and equipment.
During the first nine months of 2010, Cleco had additions to property, plant and equipment, net of AFUDC of $219.4 million, a $28.8 million investment in New Market Tax Credits, an $8.5 million investment in Acadia, and a $0.2 million investment in Oxbow.  This was partially offset by the transfer of $45.2 million of cash from restricted accounts, primarily related to Evangeline.
During the first nine months of 2009, Cleco had additions to property, plant and equipment, net of AFUDC of $138.0 million, a $15.7 million investment in New Market Tax Credits, and a $13.9 million investment in Acadia.  This was partially offset by $46.9 million of cash transferred from restricted accounts, primarily related to solid waste disposal, GO Zone, and storm restoration bonds.

Net Financing Cash Flow
Net cash used in financing activities was $34.9 million during the first nine months of 2010, compared to cash provided by financing activities of $18.0 million during the first nine months of 2009.  Net cash provided by financing activities during the first nine months of 2010 was lower than the first nine months of 2009 primarily due to lower issuances of long-term debt and higher retirements of long-term obligations, partially offset by higher issuance of short-term debt.
During the first nine months of 2010, Cleco retired $141.7 million of long-term debt, consisting of $35.2 million of Evangeline debt, $95.0 million of credit facility draws and $11.5 million of long-term bonds.  Cleco also used $43.8 million for the payment of common stock dividends.  This was partially offset by the issuance of $150.0 million of short-term debt, which was used to facilitate the acquisition of Acadia Unit 1.
During the first nine months of 2009, Cleco received net proceeds of $173.0 million from the issuance of long-term debt.  This was partially offset by $115.8 million of cash used for repayment of long-term debt and capital leases, and $40.7 million used to pay dividends.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $76.9 million during the first nine months of 2010, compared to $95.0 million during the first nine months of 2009.
Cash provided by operating activities during the first nine months of 2010 decreased $18.1 million from the first nine months of 2009.  The 2010 refund to customers of Madison Unit 3 carrying costs as opposed to the 2009 collection from customers contributed $113.6 million to this decrease.  Partially offsetting this decrease was higher income, primarily due to the base rate increase which became effective on February 12, 2010, favorable weather, and the 2010 absence of a $15.0 million 2009 pension plan payment.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

Net Investing Cash Flow
Net cash used in investing activities was $49.8 million during the first nine months of 2010, compared to $90.2 million during the first nine months of 2009.  Net cash used in investing activities during 2010 was lower than the first nine months of 2009 primarily due to fewer additions to property, plant and equipment, primarily due to the completion of Madison Unit 3.
During the first nine months of 2010, Cleco Power had additions to property, plant and equipment, net of AFUDC of $64.6 million.  This was partially offset by the transfer of $15.1 million of cash from restricted accounts, primarily related to solid waste disposal and GO Zone bonds.
During the first nine months of 2009, Cleco Power had additions to property, plant and equipment, net of AFUDC of $137.7 million.  This was partially offset by $46.9 million of cash transferred from restricted accounts, primarily related to solid waste disposal, GO Zone, and storm restoration bonds.

Net Financing Cash Flow
Net cash used in financing activities was $137.9 million during the first nine months of 2010, compared to $61.4 million during the first nine months of 2009.  Net cash used in financing activities during the first nine months of 2010 was higher than the first nine months of 2009 primarily due to $95.0 million of higher distributions made to Cleco and the absence of $85.0 million issuances of long-term debt, partially offset by $103.3 million of lower retirements of long-term debt.
During the first nine months of 2010, Cleco Power used $12.8 million of cash for repayment of long-term debt and capital leases, and paid $125.0 million in distributions to Cleco Corporation.
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

Retail Rates of Cleco Power
In June 2009, Cleco Power filed its monitoring report for the 12-month period ended September 30, 2008.  In June 2010, the Staff completed the review, and no customer refunds were due for this period.  In January 2010, Cleco Power also filed its monitoring report for the 12-month period ended September 30, 2009.  The Staff issued its preliminary report in June 2010, which indicated that no customer refunds were due for this period.
The 2010 FRP establishes that Cleco Power file monitoring reports for the twelve months ended June 30, 2010, and September 30, 2010, on or before October 31, 2010, and January 31, 2011, respectively.  Cleco Power does not anticipate a refund for the twelve months ended June 30, 2010.  Beginning in 2011, Cleco Power will file annual monitoring reports no later than October 31 for the 12-month period ending June 30.  For the twelve months ended September 30, 2010, Cleco Power’s retail earnings exceeded the refund threshold of 11.3%, but were less than 12.3%.  Therefore, Cleco Power estimated at September 30, 2010, a return to customers of $6.3 million, or 60% of all earnings above the 11.3% threshold.  The ultimate amount of any customer refund is subject to LPSC Staff review and the closure of such review.  For additional information concerning Cleco Power’s FRP, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 15 — Electric Customer Credits.”
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

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

collection of the carrying costs and established a regulatory liability in May 2006.  In October 2009, the LPSC voted unanimously to approve Cleco Power’s new retail rate plan.  The retail rate plan established that Cleco Power return $183.2 million to customers over a five-year period and record a regulatory asset for all carrying costs above the actual amount collected from customers.  On February 12, 2010, Madison Unit 3 commenced commercial operations and the new rates became effective.  At that time, Cleco Power began returning the construction carrying costs to customers and amortizing the regulatory asset over a five-year period.  In March 2010, the LPSC issued an order changing the period of return from five years to four years and established that Cleco Power return approximately $167.0 million to customers over the four-year period.  As of September 30, 2010, $69.1 million has been returned to customers.
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

Madison Unit 3
In May 2006, Cleco Power began construction of Madison Unit 3, a 600-MW solid fuel power plant at its Rodemacher facility, which was renamed the Brame Energy Center on June 11, 2010.  The unit commenced commercial operations on February 12, 2010.  Madison Unit 3 is capable of burning various solid fuels, but initially will primarily burn petroleum coke produced by several refineries throughout the Gulf Coast region.  Cleco Power has contracted with three refineries to supply various amounts of the Madison Unit 3 fuel requirements though 2014.  Due to pricing and lower than anticipated consumption, Cleco has shortened one of the three petroleum coke supply contracts to end on December 31, 2010.
In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which has subsequently been amended by the parties.  Under the amended contract, the lump-sum price is $795.6 million.  As of September 30, 2010, Cleco Power had incurred approximately $983.9 million in total project costs, including AFUDC and a reduction for delay liquidated damages.  The Madison Unit 3 budget forecast remains within 1% of its estimated projection of $1.0 billion.  The project achieved commercial operations on February 12, 2010, whereby Cleco Power accepted care, custody, and control of the unit.  Shaw has not reached project completion under the contract, as the reliability test and specified boiler performance criteria have not been met.  Shaw must correct various identified items, meet a 30-day reliability performance test, and provide warranty services under a one-year warranty.  In May 2010, Cleco Power issued Shaw a notice of default relating to Shaw’s inability to meet certain material obligations under the Amended EPC Contract.  Cleco Power and Shaw have submitted various claims to arbitration.  Shaw’s claims of $32.0 million include 2008 hurricane force majeure related costs, fuel moisture, water quality and river embankment slope failure, and the associated recovery of schedule related liquidated damages withheld by Cleco Power.  As a result of Shaw filing the demand for arbitration, certain claims included in Shaw’s demand exceeded a $1.0 million threshold, triggering an unwind of certain fuel related matters included in Amendment No. 4, and Cleco is seeking the recovery of $19.0 million from Shaw relating to such matters.  The parties have entered into settlement discussions on all of these matters.  In the event the parties are unable to settle the claims submitted to arbitration, they will be resolved by decision of the arbitrator in accordance with the terms of the Amended EPC Contract.  The arbitration process is expected to be completed during the second quarter of 2011.
In support of Shaw’s performance obligations, Cleco Power, as of September 30, 2010, is retaining one letter of credit in the amount of $58.9 million, an additional $0.8 million of payment retainage, as well as a $200.0 million payment and performance bond in favor of Cleco Power as specified under the Amended EPC Contract.  The retention and remaining letter of credit are provided in support of Shaw’s potential payment of liquidated damages, or other payment performance obligations.

Lignite Deferral
At September 30, 2010, and December 31, 2009, Cleco Power had $22.3 million and $24.2 million, respectively, in deferred lignite mining costs remaining uncollected.
For additional information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with Lafayette Utilities System, a municipal utility, and Entergy Gulf States, to upgrade certain interconnected transmission systems in south Louisiana.  The project received the LPSC’s approval in February 2009 and confirmation that it is in the public’s interest.  Also in February 2009, approval was received from the SPP, Cleco Power’s reliability coordinator, to begin construction.  The joint project includes expanding and upgrading the electric transmission infrastructure in south central Louisiana in an area known as the Acadiana Load Pocket.
The project includes upgrades to certain existing electric facilities as well as the construction of new substations, transmission lines, and capacitor banks.  The estimated cost of the project is $250.0 million.  Each utility is responsible for various components of the project.  Cleco Power’s portion of the cost is approximately $150.0 million, including AFUDC.  The first phase of construction began in September 2009, with the final phase scheduled to be completed in 2012.  At September 30, 2010, Cleco Power had spent $37.8 million on the Acadiana Load Pocket project.  Upgrading the interconnected transmission system is expected to increase capacity, reduce transmission constraints, and improve electric service for customers served by all three utilities.

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
Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million.  In April 2010, Cleco Power received board approval for the project conditioned upon approval by the LPSC.  Cleco Power filed an application with the LPSC in June 2010 and requested expedited approval of the project prior to the end of 2010.  A July 2010 status conference established a procedural schedule for the docket.  On October 15, 2010, Cleco Power, the LPSC Staff, and the interveners in the docket executed a Proposed Uncontested Stipulated Settlement, which was filed with the LPSC.  An uncontested stipulation hearing was conducted on October 25, 2010 before the Administrative Law Judge, during which the Proposed Uncontested Stipulated Settlement, as well as Cleco Power’s and the LPSC Staff’s respective testimony, were made part of the docket’s evidentiary record.  Cleco Power anticipates that the matter will receive full LPSC consideration at the LPSC’s November 10, 2010 Business and Executive Session.  If the AMI project receives approval from the LPSC, Cleco Power expects to complete the project by the first quarter of 2013.  If Cleco Power does not receive LPSC approval, the project will be re-evaluated at that time.  At September 30, 2010, Cleco Power had incurred $0.8 million in AMI costs.

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
At September 30, 2010, Cleco Power had incurred $15.7 million of the estimated $31.0 million total expenditures for this project.  This estimate includes the necessary upgrades to allow the purchased unit to also function as a generation resource suitable for peaking capacity.  Phase I of the project, which included procurement of the gas turbine, has been completed.  Phase II, which includes site construction, began in the second quarter of 2010, and the project is expected to be completed in the second quarter of 2011.

Franchises

Renewed Franchises
Cleco Power renewed the following franchise agreements during 2010.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

DATE	CITY	TERM	NUMBER OF CUSTOMERS
July 2010	Pearl River	35 years	1,250
September 2010	Lecompte	30 years	711
October 2010	Crowley	20 years	6,195

Other Franchise Matters
In July 2009, the City of Opelousas notified Cleco Power that it would begin formally requesting proposals from other power companies to supply its electricity needs. The current agreement is set to expire in August 2011.  In November 2009, the City of Opelousas received responses from power companies from which it solicited bids declining its request for proposals to provide power to the City.  The Mayor formed a citizens committee to determine if the City of Opelousas should operate its power system or continue the operating and franchise agreement with Cleco Power.  In December 2009, the City of Opelousas requested an extension under the operating and franchise agreement to perform the review.  Cleco Power granted an extension until December 31, 2010.  For the twelve-month period ended September 30, 2010, Cleco Power’s base revenue from the City of Opelousas was $11.7 million.  Approximately 10,000 customers are located in the City of Opelousas.  While the City of Opelousas owns a portion of the power system, Cleco Power has performed upgrades and expansions since May 1991, which was the inception of the operating and franchise agreement.  If the operating and franchise agreement is not renewed by the City of Opelousas, the City of Opelousas will be liable to Cleco Power for the cost of the upgrades and expansions for approximately $9.0 million.
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
For a discussion of Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Environmental Matters in the Combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010.

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

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three and nine months ended September 30, 2010, and September 30, 2009.  The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Combined Quarterly Report on Form 10-Q.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2010 and the first nine months of 2009.  Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2010 and the third quarter of 2009, see “— Results of Operations — Comparison of the Three Months Ended September 30, 2010, and 2009 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2010 and the first nine months of 2009, see “— Results of Operations — Comparison of the Nine Months Ended September 30, 2010, and 2009 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Overview

Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas in the industry on different energy exchanges.  Cleco is subject to market risk associated with economic hedges relating to open natural gas contracts.  Cleco also is subject to credit risk associated with its remaining tolling agreement counterparty.  For additional information concerning Cleco’s market risk associated with its remaining counterparty, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks.”
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
Sensitivity to changes in interest rates for fixed-rate obligations is computed by calculating the current fair market value

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

using a net present value model based upon a 1% change in the average interest rate applicable to such debt.  Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
At September 30, 2010, Cleco had $150.0 million of short-term variable-rate debt outstanding with an interest rate of LIBOR plus 2.75%.  Each 1% increase in the interest rate applicable to such debt would cause a $1.5 million decrease in pre-tax earnings of Cleco.
At September 30, 2010, Cleco Corporation had no long-term variable-rate debt outstanding under its $150.0 million five-year credit facility.
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
During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010.  These transactions are derivatives as defined by the authoritative guidance on derivatives and hedging but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue.  At September 30, 2010, and December 31, 2009, the positions had a negative mark-to-market value of $0.2 million and $0.4 million, respectively.  In addition, these positions resulted in a realized loss of $0.3 million and $0.8 million during the three and nine months ended September 30, 2010.  In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in the market value of open natural gas positions and ultimately in Cleco Power’s future earnings.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate the volatility in customer fuel costs, as encouraged by an LPSC order.  Cleco Power’s fuel stabilization policy targets higher levels of minimum hedging percentages and mitigates the volatility in customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles.  Based on market prices at September 30, 2010, the net mark-to-market impact related to open natural gas positions at September 30, 2010, were losses of $20.2 million.  The majority of these natural gas positions will close over the next twelve months.  Deferred losses relating to closed natural gas positions at September 30, 2010, and December 31, 2009, totaled $1.7 million and $2.6 million, respectively.
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
Based on these assumptions, the VaR relating to Cleco Power’s hedge transactions for the three and nine months ended September 30, 2010, as well as the VaR at December 31, 2009, is summarized below.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(THOUSANDS)	HIGH	LOW	AVERAGE
Economic hedges	$45.1	$9.7	$23.6
Fuel cost hedges	$1,579.5	$702.8	$1,132.7

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010			AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2010	2009
Economic hedges	$139.2	$9.7	$50.0	$9.7	$110.9
Fuel cost hedges	$3,650.4	$702.8	$1,643.9	$887.5	$2,848.5

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
Cleco Power had no short-term variable-rate debt as of September 30, 2010.
At September 30, 2010, Cleco Power had $50.0 million of long-term variable-rate debt outstanding with an interest rate of 3.00% plus one-month LIBOR.  Each 1% increase in the interest rate applicable to such debt would cause a $0.5 million decrease in the pre-tax earnings of Cleco Power.  During 2009, Cleco Power locked in an interest rate swap, effective

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

concurrent with issuing the $50.0 million variable-rate debt, for the notional amount of the debt requiring a monthly net settlement between Cleco Power’s fixed 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  Each 1% increase in the interest rate applicable to the interest rate swap would cause a $0.5 million increase in the pre-tax earnings of Cleco Power.
At September 30, 2010, Cleco Power had no borrowings outstanding under its $275.0 million five-year credit facility.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4 AND 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of September 30, 2010, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power LLC (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including the CEO and CFO, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2010, and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO CORPORATION
3.1	Bylaws of Cleco Corporation, revised effective October 30, 2010
12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, nine-, and twelve-month periods ended September 30, 2010, for Cleco Corporation

31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, nine-, and twelve-month periods ended September 30, 2010, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  October 29, 2010

CLECO CORPORATION
CLECO POWER	2010 3RD QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  October 29, 2010