Form 10-K
period 2010-12-31
CLECO POWER LLC; CLECO CORP
filed 2011-02-24
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
__________________
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether Cleco Corporation is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
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
Large accelerated filer ☐                 Accelerated filer ☐                            Non-accelerated filer ☒  (Do not check if a smaller reporting company)                   Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

(Continuation of cover page)

The aggregate market value of the Cleco Corporation voting stock held by non-affiliates was $1,560,690,964 as of the last business day of Cleco Corporation’s most recently completed second fiscal quarter, based on a price of $26.41 per common share, the closing price of Cleco Corporation’s common stock as reported on the New York Stock Exchange on such date.  Cleco Corporation’s Cumulative Preferred Stock is not listed on any national securities exchange, nor are prices for the Cumulative Preferred Stock quoted on any national automated quotation system; therefore, its market value is not readily determinable and is not included in the foregoing amount.
As of February 1, 2011, there were 60,949,766 outstanding shares of Cleco Corporation’s Common Stock, par value $1.00 per share.  As of February 1, 2011, all of Cleco Power’s Membership Interests were owned by Cleco Corporation.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cleco Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 29, 2011, are incorporated by reference into Part III herein.

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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

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

Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
ARO	Asset Retirement Obligation
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation
Brame Energy Center	Facility consisting of Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3. On June 11, 2010, Rodemacher Power Station was renamed Brame Energy Center.
CAA	Clean Air Act
CAH	Calpine Acadia Holdings, LLC
Cajun	Cajun Gas Energy L.L.C., 50% owned by APH and 50% owned by third parties. Prior to February 23, 2010, Cajun was 100% owned by third parties.
CCN	Certificate of Public Convenience and Necessity
CES	Calpine Energy Services, L.P.
CLE Intrastate	CLE Intrastate Pipeline Company LLC, a wholly owned subsidiary of Midstream
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Cleco Innovations LLC	A wholly owned subsidiary of Cleco Corporation
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
CO2	Carbon dioxide
Coughlin	Coughlin Power Station, a combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana. On June 11, 2010, Evangeline Power Station was renamed Coughlin Power Station.
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010. Section 1503 under Title XV – Miscellaneous Provisions include requirements for reporting mine safety.
DOE	United States Department of Energy
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C., formerly Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESPP	Cleco Corporation Employee Stock Purchase Plan
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

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
GDP-IPD	Gross Domestic Product – Implicit Price Deflator
Generation Services	Cleco Generation Services LLC, a wholly owned subsidiary of Midstream

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection Agreement and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
JPMVEC	J.P. Morgan Ventures Energy Corporation. In September 2008, BE Louisiana LLC was merged into JPMVEC.
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Madison Unit 3
A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana that commenced commercial operation on February 12, 2010.  Prior to June 11, 2010, Madison Unit 3 was known as Rodemacher Unit 3.

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
MWh	Megawatt-hour(s) as applicable
NAC	North American Coal Corporation
NERC	North American Electric Reliability Corporation
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyl
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
Perryville and PEH Bankruptcy Court	U.S. Bankruptcy Court for the Western District of Louisiana, Alexandria Division
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PPACA	Patient Protection and Affordable Care Act (HR 3590)
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
SO2	Sulfur dioxide
SPP	Southwest Power Pool
SPP RE	Southwest Power Pool Regional Entity
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
Teche	Teche Electric Cooperative, Inc.
VaR	Value-at-risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” about future events, circumstances, and results.  All statements other than statements of historical fact included in this Annual Report are forward-looking statements, including, without limitation, statements regarding Madison Unit 3; JPMVEC’s performance under the Evangeline 2010 Tolling Agreement; future capital expenditures; projections, including with respect to base revenue; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; the Registrants’ election under a recently enacted pension funding relief law; growth in sales volume; meeting capacity requirements; expansion of service to certain customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; the sale of Acadia Unit 2 to Entergy Louisiana and the anticipated outcome of various regulatory and legal proceedings.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

▪
Factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage (such as hurricanes and other storms); unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs; fuel supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; decreased customer load; environmental incidents; environmental compliance costs; and power transmission system constraints;

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

▪	The availability and use of alternative sources of energy and technologies;

▪	Impact of the imposition of energy efficiency requirements or of increased conservation efforts of customers;

▪	Reliability of all Cleco Power and Midstream generating facilities, particularly Madison Unit 3;

▪	Acts of terrorism or other man-made disasters;

▪	Availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates or market perceptions of the electric utility industry and energy-related industries;

▪	Uncertain tax positions;

▪	Employee work force factors, including work stoppages and changes in key executives;

▪
Legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects, including the joint project to upgrade the Acadiana Load Pocket transmission system, Entergy Louisiana’s acquisition of Acadia Unit 2, the Teche Unit 4 Blackstart project, and the AMI project;

▪	Costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters;

▪	Changes in federal, state, or local laws, and changes in tax laws or rates, or regulating policies;

▪	The impact of current or future environmental laws and regulations, including those related to greenhouse gases

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

and energy efficiency, which could limit, or terminate, the operation of certain generating units, increase costs, reduce customer demand for electricity or otherwise materially adversely impact the Registrants’ financial condition or results of operations

▪	Ability of Cleco Power to recover, from its customers, the costs of compliance with environmental laws and regulations; and

▪	Ability of the Dolet Hills lignite reserve to provide sufficient fuel to the Dolet Hills Power Station until at least 2026.

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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

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
Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the State of Louisiana.  Cleco Power was organized on December 12, 2000.  Cleco Power is an electric utility engaged principally in the generation, transmission, distribution and sale of electricity within Louisiana.  Cleco Power is regulated by the LPSC and FERC, along with other governmental authorities, which determine the rates Cleco Power can charge its customers.  Cleco Power serves approximately 279,000 customers in 108 communities in central and southeastern Louisiana.  Cleco Power’s operations are described below in the consolidated description of Cleco’s business segments.
Midstream, organized effective September 1, 1998, under the laws of the State of Louisiana, is a merchant energy subsidiary that owns and operates a merchant power plant (Coughlin) and also owns a 50 percent indirect interest in a merchant power plant (Acadia).  During 2009, Cleco Power and Entergy Louisiana executed definitive agreements whereby Cleco Power and Entergy Louisiana would each acquire one 580-MW unit of the Acadia Power Station.  The transaction with Cleco Power was completed in February 2010, and the transaction with Entergy Louisiana is expected to be completed in March 2011.  For additional information, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Acadia Transactions” and Note 19 — “Acadia Unit 1 Transaction.”
At December 31, 2010, Cleco had 1,277 employees.  Cleco’s mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.  Cleco’s homepage on the Internet is located at http://www.cleco.com.  Cleco Corporation’s and Cleco Power’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC are available, free of charge, through Cleco’s website after those reports or filings are filed electronically with or furnished to the SEC.  Cleco’s filings also can be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  Cleco’s electronically filed reports also can be obtained on the SEC’s Internet site located at http://www.sec.gov.  Cleco’s corporate governance guidelines, code of business conduct, ethics and business standards, and the charters of its board of directors’ audit, compensation, executive, finance, nominating/governance and qualified legal compliance committees are available on its website and available in print to any shareholder upon request.  Information on Cleco’s website or any other website is not incorporated by reference into this Report and does not constitute a part of this Report.
At December 31, 2010, Cleco Power had 1,020 employees.  Cleco Power’s mailing address is P.O. Box 5000, Pineville, Louisiana, 71361-5000, and its telephone number is (318) 484-7400.
Cleco Power meets the conditions specified in General Instructions I(1)(a) and (b) to Form 10-K and therefore is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this Report the information called for by the following Part II items of Form 10-K:  Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations); and the following Part III items of Form 10-K:  Item 10 (Directors, Executive Officers, and Corporate Governance of the Registrants), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), and Item 13 (Certain Relationships and Related Transactions, and Director Independence).

OPERATIONS

Cleco Power

Segment Financial Information
Summary financial results of the Cleco Power segment for years 2010, 2009, and 2008 are presented below.

(THOUSANDS)	2010	2009	2008
Revenue
Electric operations	$1,086,102	$808,646	$1,032,970
Other operations	42,578	33,558	36,675
Electric customer credits	(9,596)	-	-
Affiliate revenue	-	23	29
Intercompany revenue	1,371	1,372	2,008
Operating revenue, net	$1,120,455	$843,599	$1,071,682
Depreciation expense	$105,586	$77,064	$76,420
Interest charges	$78,731	$58,562	$47,283
Interest income	$379	$1,449	$3,943
Federal and state income taxes	$75,107	$15,297	$27,956
Segment profit	$147,405	$111,166	$113,832
Additions to long-lived assets	$449,052	$235,385	$321,407
Equity investment in investees	$13,073	$12,873	$-
Segment assets	$3,795,205	$3,363,962	$3,041,597

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

For additional information on Cleco Power’s results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Cleco Power’s Results of Operations.”

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general.  These factors include, among others, fluctuations in the price of fuel, an increasingly competitive business environment, the cost of compliance with environmental and reliability regulations, conditions in the credit markets and global economy, changes in the federal and state regulation of generation, transmission, and the sale of electricity, and the increasing uncertainty of future federal regulatory and environmental policies.  For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see “Cautionary Note Regarding Forward-Looking Statements” and “— Regulatory Matters, Industry Developments, and Franchises” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition —
Market Restructuring.”  For a discussion of risk factors affecting Cleco Power’s business, see Item 1A, “Risk Factors — Transmission Constraints,” “— Fuel Cost Audits,” “— Hedging and Risk Management Activities,” “— Commodity Prices,” “— Global Economic Environment and Uncertainty,” “— Future Electricity Sales,” “— Cleco Power Generation Facilities,” “—Reliability Standards Compliance,” “— Environmental Compliance,” “— Regulatory Compliance,” “— Weather Sensitivity,” “— Retail Electric Service,” “— Wholesale Electric Service,” “— Cleco Credit Ratings,” “— Cleco Power’s Rates” “— Alternate Generation Technology,” “— Insurance,” “— Litigation,” “— Taxes,” “— Health Care Reform,” “— Technology and Terrorism Threats,” and “— Cleco Power Unsecured and Unsubordinated Obligations.”

Power Generation
As of December 31, 2010, Cleco Power’s aggregate net electric generating capacity was 2,372 MW.  This amount reflects the maximum production capacity these units can sustain over a specified period of time.  The following table sets forth certain information with respect to Cleco Power’s generating facilities:

GENERATING STATION	YEAR OF INITIAL OPERATION	NAME PLATE CAPACITY (MW)	NET CAPACITY (MW)(1)	TYPE OF FUEL USED FOR GENERATION(2)	GENERATION TYPE
Brame Energy Center (formerly Rodemacher Power Station)
Nesbitt Unit 1 (formerly Rodemacher Unit 1)	1975	440	422	natural gas/oil	steam
Rodemacher Unit 2	1982	157(3)	146	coal/natural gas	steam
Madison Unit 3 (formerly Rodemacher Unit 3)	2010	600	515	petroleum coke	steam
Acadia Unit 1	2002	580	583	natural gas	combined cycle
Teche Unit 1	1953	23	18	natural gas	steam
Teche Unit 2	1956	48	33	natural gas	steam
Teche Unit 3	1971	359	328	natural gas/oil	steam
Dolet Hills Power Station	1986	325(4)	319	lignite/natural gas	steam
Franklin Gas Turbine	1973	7	8	natural gas	gas
Total generating capability		2,539	2,372
(1) Based on capacity testing of the generating units performed between June and September 2010.
(2) When oil is used on a standby basis, capacity may be reduced.
(3) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
(4) Represents Cleco Power’s 50% ownership interest in the capacity of Dolet Hills, a 650-MW generating unit.

The following table sets forth the amounts of power generated by Cleco Power for the years indicated.

PERIOD	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2010	8,753	74.7
2009	4,943	46.4
2008	4,747	44.3
2007	4,504	42.0
2006	4,691	44.0

The primary factor causing the increase in power generated at Cleco Power’s own facilities was a result of the acquisition of Acadia Unit 1 and the completion of Madison Unit 3.  In May 2006, Cleco Power began construction of Madison Unit 3, a 600-MW solid-fuel power plant at its Rodemacher facility, which was renamed Brame Energy Center on June 11, 2010.  The unit commenced commercial operations on February 12, 2010.  Madison Unit 3 is capable of burning various solid fuels, but initially has primarily burned petroleum coke produced by several refineries throughout the Gulf Coast region.  For additional information on Madison Unit 3, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Madison Unit 3.”

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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh.

		LIGNITE		COAL		NATURAL GAS		FUEL OIL		PETROLEUM COKE	WEIGHTED
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	AVERAGE COST PER MWh
2010	$27.56	26.9	$27.35	12.1	$55.61	40.4	$-	-	$23.14	20.6	$37.96
2009	$26.04	45.1	$27.10	21.5	$105.22	33.1	$-	-	$34.64	0.3	$52.49
2008	$24.09	51.3	$27.50	18.4	$108.48	30.3	$-	-	$-	-	$50.27
2007	$19.80	42.2	$26.07	24.8	$129.80	33.0	$-	-	$-	-	$57.65
2006	$18.20	50.0	$22.81	20.8	$125.07	29.1	$107.65	0.1	$-	-	$50.32

Power Purchases
When the market price of power is more economical than self-generation of power or when Cleco Power needs power to supplement its own electric generation, and when transmission capacity is available, Cleco Power purchases power from energy marketing companies or neighboring utilities.  These purchases are made from the wholesale power market.  During 2010, power purchases were made at prevailing market prices.
The following table sets forth the average cost and amounts of power purchased by Cleco Power on the wholesale market.

PERIOD	COST PER MWh	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2010	$43.66	2,966	25.3
2009	$34.57	5,712	53.6
2008	$73.72	5,959	55.7
2007	$58.08	6,221	58.0
2006	$59.50	5,968	56.0

During 2010, 25.3% of Cleco Power’s energy requirements were met with purchased power, down from 53.6% in 2009.  The primary factor causing the decrease was the increased generation from Cleco Power’s own facilities as a result of the acquisition of Acadia Unit 1 and the completion of Madison Unit 3.  The higher cost per MWh of purchased power was primarily due to higher natural gas prices.  For information on Cleco Power’s ability to pass on to its customers substantially all of its fuel and purchased power expenses, see “— Regulatory Matters, Industry Developments, and Franchises — Rates.”
During 2010, Cleco Power met its capacity requirements with its owned generation and one long-term power purchase agreement.  This long-term contract, which expires in April 2018, is for the purchase of 20 MW of power from the Sabine River Authority, which operates a hydroelectric generating plant.  Cleco expects to meet substantially all of its native load demand in 2011 with Cleco Power’s own generation capacity.
Due to its location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission when accessing external power markets.  At times, constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power’s service territory.  Cleco Power’s power contracts, as well as spot market power purchases, may be affected by these transmission constraints.  For information on the Acadiana Load Pocket project and how transmission constraints in this area are expected to be reduced, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — Acadiana Load Pocket Project.”

Coal and Lignite Supply
Cleco Power uses coal for generation at Rodemacher Unit 2.  In 2007, Cleco Power entered into agreements with Rio Tinto Energy America and Peabody Energy which will provide the majority of coal needs through 2014.  The coal supply agreements are fixed-priced for each year of the contract and together provide for the full requirements to support Cleco Power’s minimum planned dispatch of Rodemacher Unit 2 (four million tons total over the seven-year period).  To the extent that the actual dispatch of the unit exceeds the planned dispatch, Cleco Power expects to make additional spot purchases to maintain inventory within targeted levels.  The volume commitment was designed to reasonably assure that excess inventory will not accumulate during the term of the agreement.  With respect to transportation of coal, Cleco Power has an agreement with Union Pacific Railroad Company (UP) for transportation of coal from Wyoming’s Powder River Basin to Rodemacher Unit 2 through December 31, 2011.  Negotiations for a new contract are expected to be initiated in March 2011.  Cleco Power leases approximately 241 railcars to transport its coal under two long-term leases.  One of the railcar leases expires in March 2017, and the other expires in March 2021.
Cleco Power uses lignite for generation at the Dolet Hills Power Station.  Cleco Power and SWEPCO each own an undivided 50% interest in the other’s leased and owned lignite reserves within the Dolet Hills mine in northwestern Louisiana.  Additionally, through Oxbow, which is owned 50% by Cleco Power and 50% by SWEPCO, Cleco Power and SWEPCO control approximately 43 million tons of estimated recoverable lignite reserves in the Red River mine, also located in northwestern Louisiana.  Cleco Power and SWEPCO have entered into a long-term agreement with DHLC for the mining and delivery of lignite reserves at both mines, the operations of which are conducted together by SWEPCO.  The Amended Lignite Mining Agreement requires Cleco Power and SWEPCO to purchase the lignite mined and delivered by DHLC at cost plus a specified management fee.  The term of this contract runs until all economically mineable lignite has been mined.  The reserves from these mines are expected to be sufficient to fuel the Dolet Hills Power Station until at least 2026.  Cleco Power’s investment in the 2009 acquisition of the Red River Mine was $12.9 million.  For information regarding deferred

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

mining costs and obligations associated with the DHLC mining agreement see, Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities — Deferred Mining Costs” and Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments.”  For additional information on Oxbow, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities — Oxbow.”
Cleco Power does not have control over the day-to-day operations, including safety, of either the Dolet Hills mine or the Red River mine.  Pursuant to a mining joint operating agreement governing the mines, Cleco Power and SWEPCO each have two representatives on a four member executive committee.  The main purpose of the executive committee is to enhance communication among the mine operator, Cleco Power, and SWEPCO.  The executive committee’s duties include:  reviewing the status of the mine; providing policy recommendations concerning basic planning, land acquisition, geological, and engineering activities; recommending economic limits and personnel requirements; reviewing mining and lignite delivery issues; and reviewing the financial information and operational records of DHLC.
Under Section 1503 of the Dodd-Frank Act, public reporting companies that meet the definition of an “operator” of a mine under the Federal Mine Safety and Health Act of 1977 (MSHA) are required to report notices of violations and proposed assessments under the MSHA.  The MSHA defines an operator as any owner, lessee, or other person who operates, controls, or supervises a coal or other mine or any independent contractor performing services or construction at such mine.  Cleco Power might meet the definition of an “operator” under the MSHA through its two representatives on the executive committee.  Therefore, Cleco Power has chosen to include the disclosures required by Section 1503 of the Dodd-Frank Act.  During 2010, Dolet Hills received one notice of violation of mandatory health or safety standards under section 104 of the MSHA, for which DHLC estimates the dollar value of the proposed assessment relating to the notice of violation to be less than $0.1 million.  DHLC currently has two legal actions pending before the MSHA challenging four violations issued by MSHA following the fatality of an employee of DHLC at the Dolet Hills mine in March 2009.  The MSHA definition of control is not the same as the definition of control pursuant to accounting pronouncements relating to consolidation and equity method investments.  Management has determined that its relationship with DHLC does not meet the definition of control under accounting pronouncements; therefore, Cleco Power has not included any financial information about DHLC in its periodic reports.
The continuous supply of coal and lignite may be subject to interruption due to adverse weather conditions or other factors that may disrupt mining operations or transportation to the plant site.  At December 31, 2010, Cleco Power’s coal inventory at Rodemacher Unit 2 was approximately 177,000 tons (approximately an 81-day supply), and Cleco Power’s lignite inventory at Dolet Hills was approximately 233,000 tons (approximately a 37-day supply).

Natural Gas Supply
During 2010, Cleco Power purchased 39,506,462 MMBtu of natural gas for the generation of electricity.  The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the table below.

NATURAL GAS SUPPLIER	2010 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL NATURAL GAS USED
Gavilon, LLC	7,127,661	19,500	18.1%
Tauber Oil Company	5,426,559	14,800	13.7%
EDF Trading North America, LLC	3,283,451	9,000	8.3%
Pacific Summit Energy LLC	2,965,600	8,100	7.5%
Total Gas & Power North America	2,785,300	7,600	7.1%
Chevron Texaco	2,495,409	6,800	6.3%
NJR Energy Services Company	2,167,694	5,900	5.5%
Others	13,254,788	36,200	33.5%
Total	39,506,462	107,900	100.0%

Cleco Power owns natural gas pipelines and interconnections at all of its generating facilities which allow it to access various natural gas supply markets and maintain a more economical fuel supply for Cleco Power’s customers.
Natural gas was available without interruption throughout 2010.  Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers.  However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation delays.  Large industrial users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies.  As a result, prices may increase rapidly in response to temporary supply interruptions.  Partially addressing natural gas fuel curtailments and interruptions during 2010, Cleco contracted for natural gas storage with Pine Prairie Energy Center for a period of five years ending in April 2015.  Gas storage will be used to supply gas to Cleco Power’s generating facilities in the event of an interruption of supply due to events of force majeure and to operationally balance gas supply to the units.  It will also be used to mitigate short-term natural gas price spikes that may occur and to help stabilize Cleco’s natural gas supply volatility.  The storage volume is contracted by paying a capacity reservation charge at a fixed rate.  There are also variable charges incurred to withdraw and inject gas from storage.  As encouraged by an LPSC order, Cleco Power enters into fuel cost hedge positions to mitigate the volatility in fuel costs.  For additional information on these fuel cost hedge positions, see Item 1A, “Risk Factors — Hedging and Risk Management Activities” and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risks.”  Currently, Cleco Power anticipates that its diverse supply options and alternative fuel capability, combined with its solid-fuel generation resources, are adequate to meet its fuel needs during any temporary interruption of natural gas supplies.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Petroleum Coke Supply
Cleco Power uses petroleum coke as the primary fuel source at Madison Unit 3.  Petroleum coke is a by-product of the oil refinery process and is not considered a fuel specifically produced for a market; however, more than adequate petroleum coke supplies are produced from refineries each year throughout the world.  Approximately 25 million metric tons of petroleum coke is produced in the U.S. Gulf Coast region alone, of which over 70% produced is exported annually.  Operating at 100% capacity, Madison Unit 3 can consume up to 1.5 million metric tons of petroleum coke annually or about 6% of what is produced in the U.S. Gulf Coast region.  During 2010, Cleco Power received petroleum coke from multiple refineries along the Lower Mississippi River.  All of Cleco Power’s petroleum coke needs were purchased under long-term agreements that range in terms from three to five years with the longest one ending on December 31, 2014.  Pricing for petroleum coke in each of the agreements is based on the Jacobs Consultancy Petroleum Coke Quarterly Monthly Price Index or the “PACE” Monthly Index.  Petroleum coke is transported utilizing the Mississippi River, the Red River, and the Atchafalaya Basin.  Cleco’s five-year agreement with Savage Services Corporation to provide 42 barges and up to four tug boats dedicated to transport petroleum coke and limestone from each of Cleco Power’s suppliers to the plant, as well as provide logistics coordination and terminaling operations at Cleco Power’s unloading dock located near the plant is scheduled to terminate on December 31, 2013.  Cleco Power began building petroleum coke inventory levels in late 2008 in anticipation of the startup of Madison Unit 3.  The inventory level at December 31, 2010, was 358,406 tons or approximately 72 days.

Fuel Oil Supply
Cleco Power has in the past stored fuel oil as an alternative fuel source at its Brame Energy Center and its Teche Power Station.  The Brame Energy Center has storage capacity for an approximate 95-day supply, and the Teche Power Station has storage capacity for an approximate 28-day supply.  Cleco Power had approximately an 89-day supply of fuel oil stored at the Brame Energy Center and a 16-day supply at its Teche facility at December 31, 2010.  During 2010, no fuel oil was purchased or burned.  In January 2011, Cleco Power agreed to sell its entire fuel oil supply.  Cleco Power does not anticipate a need to use fuel oil as a fuel source.

Sales
Cleco Power’s 2010 and 2009 system peak demands, which occurred on August 2, 2010, and July 2, 2009, were 2,348 MW and 2,242 MW, respectively.  Sales and system peak demand are affected by weather and are typically highest during the summer air-conditioning season.  In 2009, Cleco Power experienced above-normal summer weather and a mild winter.  In 2010, Cleco Power experienced above-normal summer and winter conditions.  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see Item 1A, “Risk Factors — Weather Sensitivity” and “— Future Electricity Sales.”  For information on the financial effects of seasonal demand on Cleco Power’s quarterly operating results, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Miscellaneous Financial Information (Unaudited).”
Capacity margin is the net capacity resources (either owned or purchased) less native load demand divided by net capacity resources.  Each year, members of the SPP submit forecasted native load demand and the forecasted mix of net capacity resources to meet this demand.  During 2010, Cleco Power’s capacity margin was 13.9%, which is above the SPP’s capacity benchmark of 12.0%, primarily due to the addition of Acadia Unit 1 and Madison Unit 3 to Cleco Power’s capacity resources.  Cleco Power’s capacity margin was 11.7% in 2009.  Cleco Power expects to meet the SPP’s capacity benchmark of 12.0% in 2011.

Capital Investment Projects
For a discussion of Cleco Power’s capital investment projects, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Significant Factors Affecting Cleco — Acadiana Load Pocket Project,” “— AMI Project,” and “— Teche Unit 4 Blackstart Project.”

Midstream
Summary financial results of the Midstream segment for 2010, 2009, and 2008 are presented below.  In accordance with authoritative guidance, Cleco was required to reconsolidate Evangeline with its consolidated financial statements and discontinue reporting its investment in Evangeline on the equity method of accounting.  As a result, effective January 1, 2010, the assets and liabilities of Evangeline are no longer represented by one line item corresponding to Midstream’s equity investment in Evangeline but instead are being reported in the corresponding line items in the consolidated financial statements of Midstream.  Effective January 1, 2010, Evangeline’s revenues and expenses are being reported on several line items, as compared to previously being netted and reported on one line item as equity income (loss) from investees on the consolidated financial statements of Midstream.

(THOUSANDS)	2010	2009	2008
Revenue
Tolling operations	$26,067	$-	$-
Other operations	3	1	1
Affiliate revenue	960	8,748	7,920
Operating revenue, net	$27,030	$8,749	$7,921
Depreciation expense	$5,779	$177	$307
Interest charges	$7,140	$7,408	$6,978
Equity income (loss) from investees	$38,848	$(19,339)	$(7,037)
Gain on toll settlement	$148,402	$-	$-
Federal and state income tax expense (benefit)	$71,255	$(11,027)	$(7,182)
Segment profit (loss)	$114,467	$(17,730)	$(10,017)
Additions to long-lived assets	$2,113	$55	$64
Equity investment in investees	$73,648	$223,652	$234,273
Total segment assets	$316,165	$270,713	$250,882

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

As of December 31, 2010, Midstream wholly and directly owned four active limited liability companies that operated mainly in Louisiana.

▪	Evangeline, which owns and operates Coughlin, a combined-cycle natural gas-fired power plant.
▪	APH, which owns a 50 percent indirect interest in Acadia, a combined-cycle natural gas-fired power plant.
▪	Generation Services, which offers power station operations and maintenance services. Its customers are Evangeline and Acadia.
▪	CLE Intrastate, which owns a natural gas interconnection that allows Evangeline to access the natural gas supply market.

The following table sets forth certain information with respect to Midstream’s operating generating facilities.

GENERATING STATION	COMMENCEMENT OF COMMERCIAL OPERATION	NAME PLATE CAPACITY (MW)	NET CAPACITY (MW)	TYPE OF FUEL USED FOR GENERATION
Coughlin Unit 6 (formerly Evangeline Unit 6)	2000	264	258(1)	natural gas
Coughlin Unit 7 (formerly Evangeline Unit 7)	2000	511	497(1)	natural gas
Acadia Unit 2	2002	290(2)	289(3)	natural gas
Total capacity		1,065	1,044
(1) Based on capacity testing of generating units performed in June 2009.
(2) Represents APH’s 50% indirect ownership interest in the capacity of Acadia.
(3) Based on capacity testing of generating unit performed in October 2010.

Midstream competes against regional and national companies that own and operate merchant power stations.
Evangeline’s capacity is currently dedicated to one customer, JPMVEC.  On February 22, 2010, Evangeline and JPMVEC terminated the Evangeline Tolling Agreement which was set to expire in 2020 and entered into the Evangeline 2010 Tolling Agreement, effective March 1, 2010.  The new tolling agreement is an exclusive, market-based tolling agreement for Coughlin’s generating Units 6 and 7, expiring December 31, 2011, with an option for JPMVEC to extend the term of the agreement through December 31, 2012.  The tolling agreement gives the tolling counterparty the right to own, dispatch, and market all of the electric generation capacity of the respective facility.  Under a tolling agreement, the tolling counterparty is responsible for providing its own natural gas to the facility and pays a fixed fee and a variable fee for operating and maintaining the respective facility.  JPMorgan Chase & Co. has guaranteed JPMVEC’s obligations under the Evangeline 2010 Tolling Agreement.  For additional information on the Evangeline transactions, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Evangeline Transactions.”
During 2009, Acadia executed definitive agreements with both Cleco Power and Entergy Louisiana whereby Cleco Power and Entergy Louisiana would each acquire one 580-MW unit of the Acadia plant.  Beginning in January 2010, Acadia operated the plant and served Cleco Power under a short-term tolling agreement covering Acadia Unit 1.  In February 2010, the transaction was closed, the tolling agreement was terminated, and Cleco Power assumed responsibility for operation of both units.  Midstream anticipates the transaction with Entergy Louisiana will be completed in March 2011.  An interim power purchase agreement between Acadia and Entergy Louisiana associated with this transaction began in June 2010.  Cleco Power will continue to operate both units at the Acadia Power Station after the Entergy Louisiana transaction is completed.  For additional information on these related transactions and risks and uncertainties, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Midstream — Significant Factors Affecting Midstream — Earnings are primarily affected by the following factors.”  For additional information on Acadia’s transactions with Cleco Power and Entergy Louisiana, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Acadia Transactions,” and Note 19 — “Acadia Unit 1 Transaction.”
CLE Intrastate’s revenue is generated primarily from a monthly reservation fee paid by Evangeline for access to the Columbia Gulf interconnect and from a transportation fee that varies depending on the amount of gas transported through the interconnect for use by Coughlin.
At December 31, 2010, Midstream and its subsidiaries had 32 employees: 30 within Generation Services and 2 at Midstream.
For additional information on Midstream’s operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Midstream.”

Customers
No single customer accounted for 10% or more of Cleco’s consolidated revenue or Cleco Power’s revenue in 2010, 2009, or 2008.  For additional information regarding Cleco’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Capital Expenditures and Financing
For information on Cleco’s capital expenditures, financing and related matters, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Cash Generation and Cash Requirements.”

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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Periodically, Cleco Power has sought and received from both the LPSC and FERC increases in base rates to cover increases in operating costs and costs associated with additions to generation, transmission, and distribution facilities.
Beginning in February 2010, Cleco Power is subject to the terms of a FRP established by the LPSC.  The new rates became effective upon commencement of commercial operations at Madison Unit 3 on February 12, 2010.  The 2010 FRP has a target return on equity of 10.7%, including returning to retail customers 60.0% of retail earnings between 11.3% and 12.3%, and all retail earnings above 12.3%.  The capital structure assumes an equity ratio of 51.0%.  The 2010 FRP included a mechanism that allowed for the recovery of revenue requirements related to Cleco Power’s acquisition of Acadia Unit 1, which was completed in February 2010.  The 2010 FRP also includes a mechanism allowing for recovery of revenue requirements for the Acadiana Load Pocket transmission project, which is expected to be completed in 2012.  The 2010 FRP allows Cleco Power to propose additional capital projects to the LPSC during its initial four-year term.  For additional information on Cleco Power's acquisition of Acadia Unit 1 and the Acadiana Load Pocket project, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Acadia Unit 1 Transaction” and Part II, Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Wholesale Rates of Cleco — Acadiana Load Pocket Project.”
Cleco Power’s electric rates include a fuel and purchased power cost adjustment clause that enables it to adjust rates for monthly fluctuations in the cost of fuel and purchased power.  Revenue from certain off-system sales to other utilities and energy marketing companies is passed on to customers through a reduction in fuel cost adjustment billing factors.  Fuel adjustment clause costs are subject to monthly approval from the LPSC and recovery is subject to refund pending the completion of a periodic fuel audit by the LPSC.  The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit will be performed not less than every other year.  Cleco Power currently has fuel adjustment clause filings for 2003 through 2010 subject to audit.  In March 2009, the LPSC proceeded with an audit for the years 2003 through 2008.  The total amount of fuel expenses included in the audit is approximately $3.2 billion.  Cleco Power has responded to data requests from the LPSC.  These responses are currently under review by the LPSC.  Management is unable to determine the outcome of this audit.  However, if a disallowance of fuel costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an Environmental Adjustment Clause to recover certain costs of environmental compliance as an adder to customers’ bills.  The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by sale of such allowances.  Also eligible for recovery are variable emission mitigation costs, which are the cost of reagents such as ammonia and limestone that are used to reduce air emissions.  These variable emission mitigation costs were historically recovered through the Fuel Adjustment Clause.
For additional information on Cleco Power’s retail and wholesale rates, including Cleco Power’s FRP, see Item 1A, “Risk Factors — Fuel Cost Audits,” “— Retail Electric Service,” “— Wholesale Electric Service,” and “— Cleco Power’s Rates” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory Matters — Retail Rates of Cleco Power,” and — “Wholesale Rates of Cleco.”

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

Franchise Renewals
Cleco Power renewed the following franchise agreements during 2009 and 2010.

DATE	CITY	TERM	NUMBER OF CUSTOMERS
January 2009	Coushatta	30 years	1,400
May 2009	Bunkie	27 years	2,200
May 2009	Abita Springs	25 years	710
July 2009	Simmesport	28 years	1,200
September 2009	Mansfield	30 years	2,700
July 2010	Pearl River	35 years	1,250
September 2010	Lecompte	30 years	711
October 2010	Crowley	20 years	6,195
November 2010	Grand Cane	30 years	160
December 2010	South Mansfield	30 years	180

 Cleco Power’s next municipal franchise expiration is in August 2011 with the City of Opelousas, where approximately 10,000 customers are located.  In 2009, the City of Opelousas conducted a request for proposals from other power companies to potentially replace Cleco Power’s franchise.  The process did not result in successful bids, and subsequently the Mayor formed a citizens committee to determine if the City of Opelousas should operate its own electricity distribution system or continue the operating and franchise agreement with Cleco Power.  In December 2009, the City of Opelousas requested an extension under the operating and franchise agreement to perform the review.  Cleco Power has granted extensions until February 28, 2011.  For the 12-month period ended December 31, 2010, Cleco Power’s base revenue from the City of Opelousas was $12.7 million.  While the City of Opelousas owns a portion of the electricity distribution system, Cleco Power has performed upgrades and expansions since May 1991, which was the inception of the operating and

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

franchise agreement.  Upon expiration of the operating and franchise agreement, the City of Opelousas is liable to Cleco Power for the depreciated cost of the upgrades and expansions to its distribution system of approximately $9.0 million.

Other Franchise Matters
On March 9, 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana on behalf of three Cleco Power customers in Opelousas, Louisiana.  The complaint alleges that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers.  In addition, on May 11, 2010, a second complaint repeating the allegations of the first was filed on behalf of a number of Opelousas residents.  For additional information regarding these complaints, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — City of Opelousas.”

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

▪	the ability of electric utilities to recover stranded costs;
▪	the role of electric utilities, independent power producers and competitive bidding in the purchase, construction and operation of new generating capacity;
▪	the pricing of transmission service on an electric utility’s transmission system;
▪	FERC’s assessment of market power and utilities’ ability to buy generation assets;
▪	mandatory transmission reliability standards;
▪	the authority of FERC to grant utilities the power of eminent domain;
▪	increasing requirements for renewable energy sources;
▪	demand response and energy efficiency standards;
▪	comprehensive multi-emissions environmental regulation;
▪	regulation of greenhouse gas emissions;
▪	FERC’s increased ability to impose financial penalties;
▪	the American Recovery and Reinvestment Act of 2009;
▪	the Dodd-Frank Act; and
▪
the SEC’s requirement of financial statements prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board by U.S. issuers for purposes of their filings with the SEC.

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

ENVIRONMENTAL MATTERS

Environmental Quality
Cleco is subject to federal, state, and local laws and regulations governing the protection of the environment.  Violations of these laws and regulations may result in substantial fines and penalties.  Cleco has obtained the environmental permits necessary for its operations, and management believes Cleco is in compliance in all material respects with these permits, as well as all applicable environmental laws and regulations.  Environmental requirements affecting electric power generation facilities are complex, change frequently, and have become more stringent over time as a result of new legislation, administrative actions, and judicial interpretations.  Therefore, the capital costs and other expenditures necessary to comply with existing and new environmental requirements are difficult to determine.  Cleco Power may request recovery, from its retail customers, of the costs to comply with environmental laws and regulations.  If revenue relief were to be approved by the LPSC, then Cleco Power’s retail rates could increase.  If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, such a decision could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.  Cleco’s capital expenditures related to environmental compliance were $2.8 million during 2010, and are estimated to be comparable in 2011.  The following table lists capital expenditures for environmental matters by subsidiary.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

SUBSIDIARY (THOUSANDS)	ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2010		PROJECTED ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2011
Cleco Power	$1,819		$1,839
Evangeline	848		912
Acadia	100	(1)	-	(2)
Total	$2,767		$2,751
(1) Represents APH’s 50% portion of Acadia (2) Assuming the sale of Acadia Unit 2 to Entergy Louisiana occurs as projected

Air Quality
Air emissions from each of Cleco’s generating units are strictly regulated by the EPA and the LDEQ.  The LDEQ has authority over and implements certain air quality programs established by the EPA under the federal CAA, as well as its own Air Quality regulations.  The LDEQ establishes standards of performance and requires permits for electric generating units in Louisiana.  All of Cleco’s generating units are subject to these requirements.
The EPA has adopted and proposed rules under the authority of the CAA relevant to the emissions of SO2 and NOx from Cleco’s generating units.  The CAA established a regulatory program, known as the Acid Rain Program, to address the effects of acid rain and imposed restrictions on SO2 emissions from certain generating units.  The CAA requires these generating units to possess a regulatory “allowance” for each ton of SO2 emitted beginning in the year 2000.  The EPA allocates a set number of allowances to each affected unit based on its historic emissions.  As of December 31, 2010, Cleco Power and Midstream had sufficient allowances for 2010 operations and expect to have sufficient allowances for 2011 operations under the Acid Rain Program.
The Acid Rain Program also established emission rate limits on NOx emissions for certain generating units.  Cleco Power installed low NOx burners in 2006 to achieve compliance with the reduced acid rain permit limits for NOx at Dolet Hills.  With its low NOx burner project completed in 2008, Rodemacher Unit 2 is able to achieve compliance with the Acid Rain NOx limits by a greater margin.  Significant future reductions in NOx emissions limits may require additional capital improvements at one or both of the units.  NOx emissions from the Coughlin and Acadia generating units are within the units’ respective permitted limits, as these units use modern turbine and selective catalytic reduction technology that reduces NOx emissions to low levels.
On July 6, 2010, the EPA issued a proposed rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone” (Transport Rule) that would require significant reductions in SO2 and NOx emissions in 31 states, including the state of Louisiana, and the District of Columbia.  The Transport Rule, if adopted, will replace the EPA’s 2005 Clean Air Interstate Rule (CAIR), which was remanded by the U.S. Court of Appeals for the District of Columbia Circuit to the EPA to conduct further proceedings consistent with the Court’s opinion.  CAIR remains in effect until the final Transport Rule is issued.  Although the EPA does not have a specified timeframe to complete the new rule, the rule is expected to be finalized in 2011. Under the Transport Rule, the EPA is proposing to set total emissions limits for each state allowing limited interstate trading (and unlimited intrastate trading) of emission allowances among power plants to comply with these limits. Specifically, the EPA is proposing to limit NOx and SO2 emissions through Federal Implementation Plans that regulate electric generating units in the covered states, including Louisiana. The emission reduction requirements would take effect in January 2012.  Because the rule is only proposed at this time, and since the EPA continues to supplement the proposed rule with various revisions referred to as Notices of Data Availability, Cleco cannot determine what additional compliance measures will be required, to what extent compliance costs would be increased, or the level of capital costs or other expenditures required to comply with the final rule.  Cleco had previously evaluated potential compliance strategies to meet the emission reductions contemplated by CAIR. The installation of new low NOx burners and enhancements to the SO2 scrubber at Dolet Hills coupled with its fuel procurement and lignite mining strategies were expected to be an integral part of meeting the CAIR NOx and SO2 reduction provisions.  Likewise, the installation of the new low NOx burners at Rodemacher Unit 2 in 2008 may help meet any future Transport Rule reduction requirements. Cleco will rely on its previous compliance strategy to meet CAIR requirements, but the Transport Rule may also require Cleco to install additional emission controls, purchase allowances, implement fuel changes, or alter its dispatch.
The EPA has also adopted and is required to propose rules under the authority of the CAA relevant to the emissions of mercury and other hazardous air pollutants from certain Cleco generating units.  On March 15, 2005, the EPA issued final rules regarding mercury emissions from coal-fired electric generating units (EGUs) known as the federal Clean Air Mercury Rule (CAMR).  CAMR established “standards of performance” limiting mercury emissions from new and existing coal-fired power plants and created a market-based cap-and-trade program.  However, on February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit in New Jersey v. EPA, vacated CAMR and the EPA’s decision to exempt coal- and oil-fired EGUs from regulation under Section 112 of the CAA.  New and existing coal- and oil-fired EGUs that are major sources of hazardous air pollutants are now subject to regulation under Section 112, and the EPA is scheduled to establish maximum achievable control technology (MACT) standards for such units in 2011.
The EPA has entered into a consent decree with various states and environmental groups that requires the EPA to propose MACT standards for covered EGUs by March 2011 and adopt final standards by November 2011.  The CAA requires that MACT emissions limitations for new major sources reflect at a minimum “the emission control that is achieved in practice by the best controlled similar source, as determined by the Administrator” and for existing major sources reflect emission controls equal to the “average emission limitation achieved by the best performing 12 percent of the existing sources.”  The CAA allows existing units up to three years after the effective date of the rule to come into compliance with the new MACT

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

standards.  The new standards will likely contain emission limits for mercury, acid gases, and other particulate and organic hazardous air pollutants.  If adopted, the MACT standards could require additional pollution controls to be installed on Cleco’s solid fuel units.  The pollution controls and associated equipment will be dictated by the stringency of the emissions limitations imposed by the EPA for particular categories of EGUs.  While it is difficult at this time to estimate the specific technology and corresponding capital costs or other expenditures necessary to comply with this upcoming rule, significant capital expenditures could be required beginning in 2012 to engineer, procure and install pollution controls to ensure Cleco will be in a position to comply with the new standards in a timely manner.
Greenhouse gases (GHG) and their role in climate change have been the focus of recent study and legal action, including proposed federal legislation, final and proposed federal rulemakings, and civil actions.  Fossil fuel-fired EGUs emit a significant amount of GHG in the combustion process.  Congress has attempted to craft specific legislation that would reduce emissions of GHG by utilities, industrial facilities, and other manufacturing sectors of the economy.  While Congressional attempts have not been successful, there is the possibility that federal GHG legislation may be enacted within the next several years.
The EPA, however, has recently adopted a series of rules under the CAA that, taken together, regulate GHG emissions from both mobile and stationary sources.  The first action in this series was the EPA’s December 2009 “Endangerment Finding,” in which the EPA found that elevated atmospheric concentrations of six GHGs—carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride—are contributing to climate change.  Although the Endangerment Finding was issued in the context of GHG emissions from new motor vehicles and did not contain any substantive control requirements, the finding led the EPA to begin regulating GHG emissions from mobile and stationary sources.  On April 1, 2010, the EPA and the National Highway Traffic Safety Administration jointly established the first control requirements for GHGs with the Light-Duty Motor Vehicle GHG Rule.  That rule established GHG emissions standards and required improvements in fuel economy for automobiles and light duty trucks beginning with Model Year 2012.  The issuance of the light duty motor vehicle standards had direct implications for stationary sources because the EPA contends that once the first motor vehicle GHG standards became effective (January 2, 2011, according to the EPA) GHGs became pollutants “subject to regulation” under the Prevention of Significant Deterioration (PSD) air quality permit program for stationary sources.  As a result, new major stationary sources of GHG emissions and modifications of existing major stationary sources that significantly increase their GHG emissions will require a permit setting forth the best available control technology (BACT) for those emissions.
The EPA followed the Light-Duty Motor Vehicle GHG Rule with its PSD and Title V GHG “Tailoring Rule” (Tailoring Rule) on May 13, 2010.  According to the EPA, the rule is necessary to “tailor” the applicability of PSD and the Title V Operating Permit programs, to limit the CAA’s PSD requirements to the largest GHG sources and to avoid unreasonably impacting millions of smaller GHG sources once the first GHG emission standards for motor vehicles took effect on January 2, 2011.  The CAA defines “major stationary sources,” which are subject to PSD and Title V permitting requirements, to include utility boilers that emit greater than 100 tons per year (tpy) of a regulated air pollutant.  The Tailoring Rule, as finalized, changed the thresholds in those programs for GHGs expressed in carbon dioxide equivalent (CO2e) emissions in two phases.  Under the first phase, effective January 2, 2011, the operator of a proposed new source or a major modification to an existing source that is subject to PSD for pollutants other than GHGs will also have to address GHG emissions, including a demonstration of BACT, if the proposed new source or major modification would result in GHG emissions greater than 75,000 tpy CO2e.  Under the second phase, effective July 1, 2011, the operator of a proposed new source or major modification to an existing source will have to address GHG emissions, including a demonstration of BACT, if the proposed source or major modification would result in GHG emissions greater than 100,000 tpy or 75,000 tpy CO2e, respectively, regardless of whether it is subject to PSD for other pollutants.
At this time, Cleco does not anticipate a modification at any of its existing sources that would trigger PSD and an associated BACT demonstration for GHGs.  However, in the event that an existing source does undergo a major modification and the PSD threshold is triggered, Cleco will have to demonstrate BACT for GHGs.  Although the EPA issued guidance in November 2010 on applying the BACT analysis for GHGs, there still remains considerable uncertainty as to what BACT for GHGs actually entails.  The guidance for existing utility boilers specifies efficiency measures to be taken in the power generation process.  These are limited primarily to incremental efficiency increases and typically do not involve large or prolonged capital expenditures.  In the near term, the application of Carbon Capture and Sequestration is unlikely to be deemed feasible in a BACT analysis, primarily due to cost and lack of commercialization.  In fact, there are no add-on pollution control technologies commercially demonstratable at this time to control GHGs from power plants.  However, the EPA’s guidance indicates that BACT analysis for GHGs should be done on a case-by-case basis using traditional principles for determining BACT, and BACT can therefore be expected to become more stringent as technologies and methods for limiting or controlling GHG emissions continue to evolve.
In addition to its program for applying PSD and Title V permitting requirements to the largest stationary sources of GHGs, the EPA has also committed to establish New Source Performance Standards (NSPS) for GHG emissions from fossil fuel power plants and refineries.  On December 23, 2010, the EPA announced that it had settled litigation with states and environmental groups that sought to compel the EPA to establish these NSPS standards.  Under the terms of these settlements, the EPA will promulgate proposed NSPS for fossil fuel power plants on July 26, 2011, and final standards on

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

May 26, 2012.  The EPA committed to issue standards for new and modified facilities, and the power plant settlement also commits the EPA to issue standards for existing facilities whether or not the facilities are modified, although these standards will be implemented under a somewhat different procedure and schedule.  Under Section 111(d) of the CAA, the EPA may issue guidelines to the states requiring them to adopt and submit to the EPA for approval standards for existing, unmodified facilities that conform to the EPA guidelines.  Although the settlement agreements do not specify the timeline for state adoption of standards for existing, unmodified facilities, EPA regulations provide that states must submit such standards to the EPA for approval nine months after the EPA promulgates standards for new and modified facilities (or nine months after May 26, 2012, per the settlement agreement).  Once the state standards are approved by the EPA and become effective, existing unmodified facilities must be given a reasonable amount of time to comply with the standards.  At this time, Cleco cannot determine what these NSPS standards entail or what level of GHG controls the EPA and the state of Louisiana will require.
However, any new rules that require significant reductions of GHGs from EGUs could potentially have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
The enactment of federal or state renewable portfolio standards (RPS) mandating the use of renewable and alternative fuel sources, such as wind, solar, biomass and geothermal, could result in certain changes in Cleco’s business or its competitive position.  These changes could include costs for renewable energy credits, alternate compliance payments, or capital expenditures for renewable generation resources.  RPS legislation has been enacted in many states and Congress could continue to pursue legislation to create a national RPS.  Cleco continues to evaluate the impacts of potential RPS legislation on its businesses based on the RPS programs in other states.  Cleco will continue to monitor developments related to RPS at the federal and state levels.  For information on Cleco’s actions resulting from the LPSC’s recently passed Renewable Energy Order, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory Matters — Generation RFP — Renewable Energy Pilot Program.”
As part of its periodic re-evaluation of the protectiveness of the National Ambient Air Quality Standards (NAAQS), the EPA has adopted rules that strengthen the NAAQS for ozone, NO2, and SO2.  More stringent NAAQS could require Cleco to reduce emissions of criteria pollutants from its EGUs.  On March 12, 2008, the EPA set new NAAQS for ozone; the new primary 8-hour ozone standard, which protects public health, was set at 0.075 parts per million (ppm), and the new secondary standard, which is protective of plants and trees, was set at a form and level identical to the primary standard.  The previous primary and secondary standards were each effectively set at 0.084 ppm.  On January 7, 2009, the EPA proposed to reconsider the March 2008 primary standard and to set the primary standard at a level between 0.060 and 0.070 ppm measured over eight hours. The EPA also proposed to set a separate secondary standard.  The EPA plans to finalize the rule reconsidering the March 2008 NAAQS for ozone in July 2011.  Since NOx emissions are a precursor to ozone formation, fossil fuel-fired units located in or near ozone non-attainment areas that do not currently utilize BACT could be targeted for installation of additional NOx emission controls.
On April 12, 2010, the revised primary NAAQS for NO2 promulgated by the EPA took effect.  The EPA established a new one-hour standard at a level of 100 parts per billion (ppb) to supplement the existing annual standard.  The EPA also established requirements for an NO2 monitoring network that focuses on roadways.  States must have required monitors operational by January 1, 2013 and then have three years thereafter to collect air quality data in order to determine compliance with the revised NAAQS.  The EPA intends to promulgate initial NO2 designations by January 2012.  However, the EPA may redesignate areas based on data from the new monitors.  Due to the fact that fossil fuel-fired electric generating units are significant sources of NO2 emissions in the country, utilities could be required to substantially reduce their NO2 emissions.  At this time, Cleco cannot determine the potential impacts of this rule on its generating units.
On June 22, 2010, the EPA revised the NAAQS for SO2. The new standard is now a one-hour health standard of 75 ppb, designed to reduce short-term exposures to SO2 ranging from five minutes to 24 hours. With the issuance of the final rule, the current 24-hour health standard of 140 ppb and the annual SO2 standard of 30 ppb evaluated over an entire year have been revoked. The agency said those standards would not provide public health protection in conjunction with the new one-hour health standard.  An important aspect of the new SO2 standard is a revised monitoring network combined with a new ambient air modeling approach to determine compliance with the new standard.  The EPA expects to identify or designate areas not meeting the new standard by June 2012, and any new monitors required by the rule must begin to operate no later than January 1, 2013.  Utilities could be required to substantially reduce their SO2 emissions to comply with this NAAQS.  At this time, Cleco is unable to determine the potential impacts of this rule on its generating units.
In February 2005, Cleco Power received notices from the EPA requesting information relating to the Brame Energy Center and the Dolet Hills Power Station.  The apparent purpose of the data request is to determine whether Cleco Power has complied with New Source Review and NSPS requirements under the CAA in connection with capital expenditures, modifications, or operational changes made at these facilities.  Cleco Power has completed its response to the initial data request.  It is unknown at this time whether the EPA will take further action as a result of the information provided by Cleco Power.

Water Quality
Cleco’s facilities are also subject to federal and state laws and regulations regarding wastewater discharges.  Cleco has received from the EPA and the LDEQ permits required under the

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

federal Clean Water Act for wastewater discharges from its generating stations.  Wastewater discharge permits have fixed dates of expiration, and Cleco applies for renewal of these permits within the applicable time periods.
In 2004, the EPA promulgated regulations to implement Section 316(b) of the Clean Water Act at certain existing generating stations that have cooling water intake structures to protect aquatic organisms from impingement and entrainment (Phase II Rule).  The Phase II Rule was applicable to Cleco’s Teche and Coughlin Power Stations.  The Phase II Rule was immediately challenged.  In 2007, the U.S. Court of Appeals for the Second Circuit ruled that some of the provisions of the rule were unlawful and remanded the rule to the EPA for re-consideration. In November 2010, the EPA entered into a settlement agreement with environmental groups that sets a binding timetable for a proposed rule by March 2011, and a final rule by July 2012.  The utility industry is concerned that the EPA will require closed cycle cooling on units that currently employ once through cooling.  Conversion to closed cycle cooling (cooling towers) would require significant capital cost at the two Cleco facilities to which the reissued Phase II Rule will apply.  Until the final Phase II Rule is promulgated, Cleco is unable to know what the requirements of the rule will be or exactly when compliance will be required.  Until the EPA reissues the Phase II Rule, the EPA has indicated that permit writers should use “Best Professional Judgment” in reissuing permits to comply with Section 316(b) of the Clean Water Act.  At this time, it remains uncertain which technology option or retrofits will be required to be installed on Cleco’s cooling water intake structures and the associated costs of those modifications.
The Clean Water Act requires the EPA to periodically review and, if appropriate, revise technology based effluent limitations guidelines for categories of industrial facilities, including power generating facilities.  The EPA announced in September 2009 that it intends to revise the existing steam electric effluent limitations guidelines.  In November 2010, the EPA entered into a consent decree with environmental groups to issue proposed revised effluent limitations guidelines by July 2012, and final revised effluent limitations guidelines by January 2014.  The revised effluent limitations guidelines could require costly technological upgrades at Cleco’s existing facilities, in particular if additional wastewater treatment systems are required to be installed.  Since the revised regulations are yet to be proposed, Cleco is unable to determine what the new effluent limitations guidelines will be or the associated costs to comply.

Solid Waste Disposal
In the course of operations, Cleco’s facilities generate solid and hazardous waste materials requiring management or eventual disposal.  With the exception of coal combustion by-products or residuals (CCRs), Cleco does not dispose of wastes generated by its facilities on-site.  The Solid Waste Division of the LDEQ has adopted a permitting system for the management and disposal of solid waste generated by power stations.  Cleco has received all required permits from the LDEQ for the on-site disposal of solid waste from its generating stations.  Cleco has renewed the solid waste permits for the existing Brame Energy Center and Dolet Hills solid waste units and has upgraded them according to the current Solid Waste Regulations and permit requirements.
A catastrophic event involving coal ash at the Tennessee Valley Authority’s coal ash management impoundment in Kingston, Tennessee has prompted closer scrutiny by the EPA of coal ash management facilities at coal-fired power plants across the country.  On May 18, 2010, the EPA released a proposed rule for regulating the disposal and management of CCRs from coal-fired power plants. Rather than offering a single approach, the EPA requested comments on two options for regulating CCRs.  The first, known as the “Subtitle C” option, would regulate CCRs as a new special waste subject to many of the requirements for hazardous waste, while the second, known as the “Subtitle D” option, would regulate CCRs in a manner similar to industrial solid waste.  Either of the EPA proposed options represents a shift toward more comprehensive and costly requirements for CCR disposal and management, but the Subtitle C option contains significantly more stringent requirements and will require greater capital and operating costs to comply with that rule, if finalized.  Both options seem to allow the continued use of ash for certain beneficial reuses.  However, the Subtitle C provisions of these proposed rules could thwart the beneficial reuse of the material that Cleco currently enjoys due to the stigma of characterizing the ash as a hazardous waste.  Depending upon the outcome of the final rule, this regulatory proposal could significantly impact the manner and cost in which Cleco Power manages its CCRs.  The final CCR rule is expected to be issued by the EPA in 2011.  Any stricter requirements imposed on coal ash and associated ash management units by the EPA as a result of this new rule could significantly increase the cost of operating existing units or require them to be significantly upgraded.  Until a final rule is promulgated, management is unable to determine whether the costs associated with potential stricter requirements will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
Cleco produces certain wastes that are classified as hazardous at its electric generating stations and at other locations.  Cleco does not treat, store long-term, or dispose of these wastes on-site; therefore, no permits are required.  All hazardous wastes produced by Cleco are properly disposed of at federally permitted hazardous waste disposal sites.

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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

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

Other
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA.  The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at an area known as the Devil’s Swamp Lake site just northwest of Baton Rouge, Louisiana.  The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site.  The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site.  The EPA has yet to make a final determination on whether to add Devil’s Swamp Lake site to the NPL.  The EPA and a number of PRPs met in January 2008 for an organizational meeting to discuss the background of the site.  The PRPs began discussing a potential proposal to the EPA in February 2008.  Negotiations among the PRPs and the EPA are ongoing in regard to the RI/FS at the Devil’s Swamp Lake site, with little progress having been made since the January 2008 meeting.  The PRPs alleged to have disposed PCBs at the site have proposed a tentative cost-sharing formula with the facility owner to fund the RI/FS.  The response to the proposal has been pending for months.  Management is unable to determine whether the costs associated with possible remediation of the facility site will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

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
Cleco Power relies on two main suppliers of electric transmission when accessing external power markets.  At times, even after completion of the Acadiana Load Pocket project, physical constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power’s service territory, which in turn can affect capacity or power purchases under long-term contracts, as well as spot market power purchases.  If the amount of purchased power actually delivered into Cleco’s transmission system were less than the amount of power contracted for delivery, Cleco Power may rely on its own generation facilities to meet customer demand.  Cleco Power’s incremental generation cost at that time could be higher than the cost to purchase power from the wholesale power market, thereby increasing its customers’ ultimate cost.  In addition, the LPSC may not allow Cleco Power to recover part or all of its incremental generation cost, which could be substantial.

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
Cleco Power currently has fuel adjustment clause filings for 2003 through 2010 subject to audit.  In March 2009, the LPSC informed Cleco Power of its intent to proceed with a periodic fuel audit for the years 2003 through 2008.  The total amount of fuel expenses included in the audit is approximately $3.2 billion.  Cleco Power has received data requests from the LPSC Staff in connection with the audit.  Management is currently unable to predict the outcome of the audit.  Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of this or any other fuel audit, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.  The most recent fuel audit completed by the LPSC covered 2001 and 2002 and resulted in a refund of $16.0 million to Cleco Power’s retail customers in the first quarter of 2005.

Hedging and Risk Management Activities

Cleco Power is subject to market risk associated with fuel cost hedges relating to open natural gas contracts.  Cleco has risk management policies which cannot eliminate all risk involved in its energy commodity activities.
Cleco Power enters into fuel cost hedge positions to mitigate the volatility in fuel costs passed through to its retail customers.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles. However, recovery of any of these fuel adjustment clause costs is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC.
Cleco Power manages its exposure to energy commodity activities by establishing and enforcing risk limits and risk management procedures.  These risk limits and risk management procedures may not be as effective as planned, particularly if intentional misconduct is involved, and cannot eliminate all risk associated with these activities.

Financial derivatives reforms could increase the liquidity needs and costs of Cleco Power’s commercial trading operations.
In July 2010, federal legislation was enacted to reform financial markets that significantly alter how over-the-counter (OTC) derivatives are regulated.  The law increased regulatory oversight of OTC energy derivatives, including (1) requiring standardized OTC derivatives to be traded on registered exchanges regulated by the Commodity Futures Trading Commission (CFTC), (2) imposing new and potentially higher capital and margin requirements and (3) authorizing the establishment of overall volume and position limits.  The law gives the CFTC authority to exempt end users of energy commodities which could reduce, but not eliminate, the applicability of these measures to Cleco Power and other end users.  These requirements could cause Cleco Power’s future OTC transactions to be more costly and have an adverse effect on its liquidity due to additional capital requirements.  In addition, by standardizing OTC products, these reforms could limit the effectiveness of Cleco Power’s hedging programs because Cleco Power would have less ability to tailor OTC derivatives to match the precise risk it is seeking to protect.

Commodity Prices

Cleco Power is subject to the fluctuation in the market prices of various commodities which may increase the cost of producing power.
Cleco Power purchases natural gas, petroleum coke, lignite, coal, and fuel oil under long-term contracts and on the spot market.  Historically, the markets for fuel oil, natural gas, petroleum coke, and coal have been volatile and are likely to

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

remain volatile in the future.  Cleco Power’s retail rates include a fuel adjustment clause that enables it to adjust rates for monthly fluctuations in the cost of fuel and purchased power.  However, recovery of any of these fuel adjustment clause costs is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC.

Global Economic Environment and Uncertainty

The global economic environment and uncertainty may negatively impact Cleco’s business and financial condition.
The global economic environment and uncertainty may have an impact on Cleco’s business and financial condition.  Cleco’s ability to access the capital markets may be severely restricted at a time when Cleco would like, or need, to do so, which could have a material adverse impact on its ability to fund capital expenditures or debt service, or on Cleco’s flexibility to react to changing economic and business conditions. If Cleco Corporation’s or Cleco Power’s credit ratings were to be downgraded by Moody’s or by Standard & Poor’s, Cleco Corporation or Cleco Power, as the case may be, would be required to pay additional fees and higher interest rates under its bank credit agreements.  Cleco’s pension plan portfolio has experienced significant volatility due to market conditions and may experience material losses in the future.  The losses, in conjunction with plan funding requirements, could result in required pension plan contributions significantly higher and earlier than previously anticipated, which could have a material adverse impact on Cleco’s results of operations, financial condition, and cash flows.  Further, the current economic environment and uncertainty could have a material adverse impact on Cleco’s lenders or its customers, causing them to fail to meet their obligations to Cleco or to delay payment of such obligations.  Additionally, the current economic environment and uncertainty could lead to reduced electricity usage, which could have a material adverse impact on the Registrants’ results of operations, financial condition, and cash flows.

Future Electricity Sales

Cleco Power’s future electricity sales and corresponding base revenue and cash flows could be adversely affected by general economic conditions.
General economic conditions can negatively impact the businesses of Cleco Power’s industrial and commercial customers, resulting in decreased power purchases and lower base revenue.  The recent recession had an adverse effect on MWH sales due to closures and a reduction in load requirements across Cleco Power’s industrial customer base, particularly among manufacturers of wood and paper products.  The paper industry remains vulnerable to decreasing demand for its products, and the downturn in residential home construction has also caused a significant reduction in the demand and prices for lumber and other wood products.  Reduced production or the shut down of any of these customers’ facilities could substantially reduce Cleco Power’s base revenue.
Future electricity sales could be impacted by industrial customers switching to alternative sources of energy, including on-site power generation, and retail customers consuming less electricity due to increased conservation efforts or increased electric usage efficiency.

Cleco Power Generation Facilities

Cleco Power’s generation facilities are susceptible to unplanned outages, significant maintenance requirements, and interruption of fuel deliveries.
The operation of power generation facilities involves many risks, including breakdown or failure of equipment, fuel supply interruption, and performance below expected levels of output or efficiency.  Some of Cleco Power’s facilities were originally constructed many years ago.  Older equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to operate at peak efficiency or availability, or in compliance with its environmental permits.  If Cleco Power fails to make adequate expenditures for equipment maintenance, Cleco Power risks incurring more frequent unplanned outages, higher than anticipated operating and maintenance expenditures, increased fuel or power purchase costs, and potentially the loss of revenue related to competitive opportunities.  Newer equipment, such as that installed at Madison Unit 3, can be subject to startup issues, such as failures due to immaturity of control equipment safeguards and experience with operating under forced outage conditions.  Equipment manufacturer warranty coverage will be subject to proof of Cleco Power’s proper operation of the equipment.
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
Competition for access to other natural resources, particularly oil and natural gas, could negatively impact Cleco Power’s ability to access its lignite reserves.  Land owners may grant other parties access for oil and natural gas drilling in the same area to which Cleco has been granted access for lignite reserves.  Placement of drilling rigs and pipelines for developing oil and gas reserves can preclude access to lignite in the same areas, making right of first access critical with respect to extracting lignite.  Competition for the right of first access may need to be determined through legal processes.  Additionally, Cleco Power could be liable for the impacts of other companies’ activities on lands that have been mined and reclaimed by Cleco Power.  Loss of access to lignite

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

reserves or the liability for impacts on reclaimed lands could have material adverse effects to the Registrants’ results of operations, financial condition, and cash flows.

Reliability Standards Compliance

Cleco is subject to mandatory reliability standards.  Fines and civil penalties are imposed on those who fail to comply with these standards.
The Energy Policy Act of 2005 authorized the creation of an ERO with authority to establish and enforce mandatory reliability standards, subject to FERC approval, for users of the nation’s transmission system.  In July 2006, FERC named NERC as the ERO.  In June 2007, FERC began enforcing compliance with numerous reliability standards developed by NERC.  New standards are being developed and existing standards are continuously being modified.
As these standards continue to be adopted and modified, they may impose additional compliance requirements on Cleco Power and Midstream operations, which may result in an increase in capital expenditures and operating expenses.  Failure to comply with the reliability standards approved by FERC can result in the imposition of material fines and civil penalties.
In February 2010, the SPP RE notified Cleco that an audit would be conducted to determine Cleco’s compliance with the NERC Reliability Standard Requirements.   The audit began in April 2010.  Cleco has submitted mitigation plans and evidence of remedial efforts in connection with the SPP’s initial findings from the April 2010 audit.  Discussions with the SPP are continuing.  Management is currently unable to predict the ultimate outcome of the audit and whether the results will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Environmental Compliance

Cleco’s costs of compliance with environmental laws and regulations are significant.  The costs of compliance with new environmental laws and regulations, as well as the incurrence of incremental environmental liabilities, could be significant to the Registrants.
Cleco is subject to extensive environmental oversight by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations related to air quality, water quality, waste management, natural resources, and health and safety.  Cleco also is required to obtain and comply with numerous governmental permits in operating its facilities.  Existing environmental laws, regulations, and permits could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to Cleco.  For example, the EPA has announced rules that regulate CO2 and hazardous air pollutants from electric generating units.  Cleco may incur significant capital expenditures or additional operating costs to comply with these revisions, reinterpretations, and new requirements.  If Cleco fails to comply with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines or may be forced to shut down or reduce production from its facilities.  Cleco cannot predict the outcome of pending or future legislative and rulemaking proposals.
Environmental advocacy groups, states, other organizations, some government agencies, and the presidential administration are focusing considerable attention on emissions from power generation facilities, including CO2 emissions, and their potential role in climate change. Future changes in environmental regulations governing power plant emissions could make some of Cleco’s electric generating units uneconomical to maintain or operate. In addition, any legal obligation that would require Cleco to substantially reduce its emissions beyond present levels could require extensive mitigation efforts and could raise uncertainty about the future viability of some fossil fuels as an energy source for new and existing electric generation facilities.  Cleco cannot predict the outcome of pending or future legislative and rulemaking proposals.
Cleco Power may request recovery from its customers of its costs to comply with new environmental laws and regulations.  If revenue relief were to be approved by the LPSC, then Cleco Power’s rates could increase.  If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, there could be a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Regulatory Compliance

Cleco operates in a highly regulated environment, and adverse regulatory decisions or changes in applicable regulations could have a material adverse effect on the Registrants’ businesses or result in significant additional costs.
Cleco’s business is subject to extensive federal, state, and local energy, environmental and other laws and regulations.  The LPSC regulates Cleco’s retail operations, and FERC regulates Cleco’s wholesale operations.  The construction, planning, and siting of Cleco’s power plants and transmission lines also are subject to the jurisdiction of the LPSC and FERC.  Additional regulatory authorities have jurisdiction over some of Cleco’s operations and construction projects including the EPA, the U.S. Bureau of Land Management, the U.S. Fish and Wildlife Services, the U.S. Department of Energy, the U.S. Army Corps of Engineers, the U.S. Department of Homeland Security, the Occupational Safety and Health Administration, the U.S. Department of Transportation, the LDEQ, the Louisiana Department of Health and Hospitals, the Louisiana Department of Natural Resources, the Louisiana Department of Public Safety, regional water quality boards, and various local regulatory districts.
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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

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

Retail Electric Service

Cleco Power’s retail electric rates and business practices are regulated by the LPSC, and reviews may result in refunds to customers.
Cleco Power’s retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC, which conducts an annual review of Cleco Power’s earnings and regulatory return on equity.  Through 2009, Cleco Power filed annual monitoring reports with the LPSC for 12-month periods ended September 30.  In 2010, the reports were filed for 12-month periods ended June 30 and September 30.  Beginning in 2011, Cleco Power will file annual monitoring reports for the 12-month period ended June 30.  Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of the LPSC review, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Wholesale Electric Service

Cleco Power’s wholesale electric rates and business practices are regulated by FERC, and Cleco could lose the right to sell at market-based rates.
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
While the senior unsecured debt ratings of Cleco Corporation and Cleco Power are currently investment grade, in recent years such ratings have been downgraded or put on negative watch by Moody’s and Standard & Poor’s.  Cleco Corporation or Cleco Power cannot assure that its current debt ratings will remain in effect for any given period of time or that one or more of its debt ratings will not be lowered or withdrawn entirely by a rating agency.  Credit ratings are not recommendations to buy, sell, or hold securities and each rating should be evaluated independently of any other rating.  If Moody’s and Standard & Poor’s were to downgrade Cleco Corporation’s or Cleco Power’s long-term ratings, particularly below investment grade, the value of their debt securities would likely be adversely affected, and the borrowing cost of Cleco Corporation or Cleco Power, as the case may be, would likely increase.  In addition, Cleco Corporation or Cleco Power, as the case may be, would likely be required to pay higher interest rates in future debt financings and be subject to more onerous debt covenants, and its pool of potential investors and funding sources could decrease.

Holding Company

Cleco Corporation is a holding company, and its ability to meet its debt obligations and pay dividends on its common stock is dependent on the cash generated by its subsidiaries.
Cleco Corporation is a holding company and conducts its operations primarily through its subsidiaries. Substantially all of Cleco’s consolidated assets are held by its subsidiaries.  Accordingly, Cleco Corporation’s ability to meet its debt obligations and to pay dividends on its common stock is largely dependent upon the cash generated by these subsidiaries.  Cleco Corporation’s subsidiaries are separate and distinct entities and have no obligation to pay any amounts due on Cleco Corporation’s debt or to make any funds available for such payment.  In addition, Cleco Corporation’s subsidiaries’ ability to make dividend payments or other distributions to Cleco Corporation may be restricted by their obligations to holders of their outstanding securities and to other general business creditors.  Cleco Corporation’s right to receive any assets of any subsidiary, and therefore the right of its creditors to participate in those assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors.  In addition, even if Cleco Corporation were a creditor of any subsidiary, its rights as a creditor would be subordinated to any security interest in the assets of that subsidiary and any indebtedness of the subsidiary senior to that held by Cleco Corporation.  Moreover, Cleco Power, Cleco Corporation’s principal subsidiary, is subject to regulation by the LPSC,

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

which may impose limits on the amount of dividends that Cleco Power may pay Cleco Corporation.

Midstream Generation Facilities

Midstream’s generation facilities are susceptible to unplanned outages, significant maintenance requirements, interruption of fuel deliveries, and transmission constraints.
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
Midstream’s generation facilities are fueled by natural gas.  The deliverability of this fuel source may be constrained due to such factors as higher demand, production shortages, weather-related disturbances, or lack of transportation capacity.
Due to Midstream’s generation facilities’ location on the transmission grid, Midstream relies on two main suppliers of electric transmission when accessing external power markets.  However, at times, physical constraints limit the amount of power these transmission providers can deliver.

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

Alternate Generation Technology

Changes in technology may negatively impact the value of the Cleco Power and Midstream generation facilities.
A basic premise of Cleco’s business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price.  There are alternate technologies to produce electricity, most notably fuel cells, microturbines, wind turbines, and photovoltaic (solar) cells.  Research and development activities are ongoing to seek improvements in alternate technologies.  It is possible that advances will reduce the cost of alternate methods of electricity production to a level that is equal to or below that of most central station production.  Also, as new technologies are developed and become available, the quantity and pattern of electricity usage by customers could decline, with a corresponding decline in revenues derived by generators.  In addition, the current presidential administration and certain members of the U.S. Congress have voiced support for such alternative energy sources.  The American Recovery and Reinvestment Act of 2009 specifically provides $58.0 billion to be available for energy-related initiatives, primarily $20.0 billion in renewable energy tax credits to encourage development of wind, solar, and other renewable energy sources, and $32.0 billion for development of a “smart grid” in the U.S.  It is uncertain at this time to what extent these initiatives may impact Cleco’s businesses, except that little impact is expected in the short term.  As a result of these factors, the value of the Cleco Power and Midstream generation facilities could be significantly reduced.

Insurance

Cleco’s insurance coverage may not be sufficient.
Cleco currently has general liability and property insurance in place to cover certain of its facilities in amounts that it considers appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of Cleco’s facilities may not be sufficient to restore the loss or damage without negative impact on Cleco’s results of operations, financial condition, and liquidity.
Like other utilities that serve coastal regions, Cleco does not have insurance covering its transmission and distribution system, other than substations, because it believes such insurance to be cost prohibitive. In the future, Cleco may not be able to recover the costs incurred in restoring transmission and distribution properties following hurricanes or other natural disasters through issuance of storm recovery bonds or a

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

change in Cleco Power’s regulated rates or otherwise, or any such recovery may not be timely granted. Therefore, Cleco may not be able to restore any loss of, or damage to, any of its transmission and distribution properties without negative impact on its results of operations, financial condition, and cash flows.

Litigation

The outcome of legal proceedings cannot be predicted.  An adverse finding could have a material adverse effect on the Registrants’ financial condition.
The Registrants are party to various litigation matters arising out of their business operations.  The ultimate outcome of these matters cannot presently be determined, nor, in many cases, can the liability that could potentially result from a negative outcome in each case presently be reasonably estimated.  The liability that the Registrants may ultimately incur with respect to any of these cases in the event of a negative outcome may be in excess of amounts currently reserved and insured against with respect to such matters and, as a result, these matters may have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Taxes

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact the Registrants’ financial condition.
The Registrants make judgments regarding the potential tax effects of various financial transactions and results of operations to estimate their obligations to taxing authorities.  These tax obligations include income, franchise, real estate, sales and use and employment-related taxes.  These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken.  Changes in federal, state, or local tax laws, adverse tax audit results, or adverse tax rulings on positions taken by the Registrants could negatively affect their results of operations, financial condition, and cash flows.

Health Care Reform

Cleco may experience increased costs arising from health care reform.
In March 2010, Congress passed, and the President signed, the PPACA.  This law may have a significant impact on health care providers, insurers, and others associated with the health care industry.  Cleco is continuing to evaluate the impact of this comprehensive law on its business and has made the required changes to its health plan for 2011.  Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems. It is uncertain what legislative programs, if any, will be adopted in the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation.  Although the law has passed, many regulations have yet to be written; therefore, management cannot yet quantify the impact of these regulations, including those relating to the establishment of exchanges and the applicability of excise taxes on excess health benefits.  The new regulations may have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Technology and Terrorism Threats

Man-made problems such as computer viruses or terrorism may negatively impact the Registrants’ operating results.
Man-made problems such as computer viruses or terrorism may disrupt the Registrants’ operations and harm the Registrants’ operating results.  The Registrants operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure.  Despite the implementation of security measures, all of the Registrants’ technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism, and other causes.  If the Registrants’ technology systems were to fail and the Registrants were unable to recover in a timely way, the Registrants would be unable to fulfill critical business functions, which could have a material adverse effect on the Registrants’ business, operating results, financial condition, and cash flows.  In addition, the Cleco Power and Midstream generation plants, fuel storage facilities, transmission, and distribution facilities may be targets of terrorist activities that could disrupt the Registrants’ ability to produce or distribute some portion of their energy products.  Any such disruption could result in a material decrease in revenues and significant additional costs to repair and insure the Registrants’ assets, which could have a material adverse effect on the Registrants’ business, operating results, financial condition, and cash flows.  The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the U.S. and other countries and create further uncertainties or otherwise materially harm the Registrants’ business, operating results, financial condition, and cash flows.

 Cleco Power Unsecured and Unsubordinated Obligations

Cleco Power’s unsecured and unsubordinated obligations, including, without limitation, its senior notes, will be effectively subordinated to any secured debt of Cleco Power and the debt and any preferred equity of any of Cleco Power’s subsidiaries.
Cleco Power’s senior notes and its obligations under various loan agreements and refunding agreements with the Rapides Finance Authority, the Louisiana Public Facilities Authority and other issuers of tax-exempt bonds for the benefit of Cleco Power are unsecured and rank equally with all of Cleco Power’s existing and future unsecured and unsubordinated indebtedness.  As of December 31, 2010, Cleco Power had an aggregate of $1.2 billion of unsecured and unsubordinated indebtedness.  The unsecured and unsubordinated indebtedness of Cleco Power will be effectively subordinated to, and

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

thus have a junior position to, any secured debt that Cleco Power may have outstanding from time to time (including any mortgage bonds) with respect to the assets securing such debt.  As of December 31, 2010, Cleco Power had no secured indebtedness outstanding.  Cleco Power may issue mortgage bonds in the future under its Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power material assets upon dissolution, winding up, liquidation or reorganization.  Additionally, Cleco Power’s ability (and the ability of Cleco Power’s creditors, including holders of its senior notes) to participate in the assets of Cleco Power’s subsidiary, Cleco Katrina/Rita, is subject to the prior claims of the subsidiary’s creditors.  As of December 31, 2010, Cleco Katrina/Rita had $155.6 million of indebtedness outstanding.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

CLECO CORPORATION

Electric Transmission Substations
As of December 31, 2010, Cleco Corporation, through two wholly owned subsidiaries, owned one transmission substation in Louisiana and one transmission substation in Mississippi.

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

Electric Generating Stations
As of December 31, 2010, Cleco Power either owned or had an ownership interest in three steam electric generating stations, one gas turbine, and one combined cycle unit with a combined name plate capacity of 2,539 MW, and a combined electric net generating capacity of 2,372 MW.  The net generating capacity is the result of capacity testing performed between June and September 2010, as required by NERC.  This amount reflects the maximum production capacity these units can sustain over a specified period of time.  For additional information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power — Power Generation.”

Electric Substations
As of December 31, 2010, Cleco Power owned 70 active transmission substations and 228 active distribution substations.

Electric Lines
As of December 31, 2010, Cleco Power’s transmission system consisted of approximately 67 circuit miles of 500-kiloVolt (kV) lines; 460 circuit miles of 230-kV lines; 679 circuit miles of 138 kV lines; and 21 circuit miles of 69-kV lines.  Cleco Power’s distribution system consisted of approximately 3,503 circuit miles of 34.5-kV lines and 8,146 circuit miles of other lines.

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
Substantially all of Cleco Power’s property, plant and equipment are subject to a lien of Cleco Power’s Indenture of Mortgage, which does not impair the use of such properties in the operation of its business.  As of December 31, 2010, no mortgage bonds were outstanding under the Indenture of Mortgage. The unsecured and unsubordinated indebtedness of Cleco Power will be effectively subordinated to, and thus have a junior position to, any mortgage bonds that Cleco Power may have outstanding from time to time with respect to the assets subject to the lien of the Indenture of Mortgage.  Cleco Power may issue mortgage bonds in the future under its Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power material assets upon dissolution, winding up, liquidation or reorganization.

MIDSTREAM

Midstream considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes.  For information on Midstream’s generating facilities, see Item 1, “Business — Operations — Midstream.”

Electric Generation
As of December 31, 2010, Midstream, through one wholly owned subsidiary, owned one electric generating station, Coughlin, and had a 50% indirect ownership interest in an additional station, Acadia Unit 2, both located in Louisiana.  During 2009, Acadia executed definitive agreements with both Cleco Power and Entergy Louisiana whereby Cleco Power and Entergy Louisiana would acquire Acadia Units 1 and 2,

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

respectively.  The transaction with Cleco Power for Acadia Unit 1 was completed in February 2010.  Cleco anticipates the transaction with Entergy Louisiana for Acadia Unit 2 will be completed in March 2011.  For additional information on Midstream’s generating facilities, see Item 1, “Business — Operations — Midstream” and Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Acadia Unit 1 Transaction.”

Title
Midstream’s assets are owned in fee, including Midstream’s portion of Acadia.  Prior to the Evangeline Restructuring Agreement and the associated extinguishment of debt, Evangeline was subject to a lien securing obligations under an Indenture of Mortgage, which did not impair the use of such properties in the operation of its business.  On February 22, 2010, Evangeline and JPMVEC terminated the Evangeline Tolling Agreement and executed the Evangeline 2010 Tolling Agreement.  For additional information, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Evangeline Transactions.”

ITEM 3.    LEGAL PROCEEDINGS

CLECO

For information on legal proceedings affecting Cleco, see Part I, Item I, “Business — Environmental Matters — Environmental Quality — Air Quality” and “— Water Quality” and Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER

For information on legal proceedings affecting Cleco Power, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Board of Directors of Cleco
The names of the members of the Board of Directors of Cleco, their ages, dates of election, employment history and committee assignments as of December 31, 2010, are included below.  The term of each directorship is three years, and directors are divided among three classes.  The terms of the three classes are staggered in a manner so that only one class is elected by the shareholders annually.

NAME OF DIRECTOR	AGES AS OF DECEMBER 31, 2010
Sherian G. Cadoria
Age 70; Elected 1993
Brigadier General, U.S. Army (retired)
Retired President, Cadoria Speaker and Consultancy Service, Mansura, LA
Member of the Audit, Nominating/Governance and Qualified Legal Compliance committees

Richard B. Crowell	Age 72; Elected 1997 Partner, law firm of Crowell & Owens, Alexandria, LA Member of the Audit, Nominating/Governance and Qualified Legal Compliance committees
J. Patrick Garrett
Age 67; Elected 1981
Retired President and Chief Executive Officer, Windsor Food Company, Ltd., Houston, TX
Chairman of the Board and chairman of the Executive, Nominating/Governance and Qualified Legal Compliance committees

Elton R. King
Age 64; Elected 1999
Retired President of network and carrier services group, BellSouth Telecommunications, Inc., Atlanta, GA.  Also retired president and Chief Executive Officer of Visual Networks, Inc.
Member of the Finance, Nominating/Governance and Qualified Legal Compliance committees

Logan W. Kruger
Age 60; Elected 2008
President, Chief Executive Officer and Director of Century Aluminum Company, Monterey, CA since December 2005.  Executive Vice President of Technical Services, Inco Limited from September 2003 to September 2005; President, Inco Asia Pacific from September 2005 to November 2005.
Member of the Audit and Compensation committees

Michael H. Madison	Age 62; Elected 2005 President and Chief Executive Officer, Cleco Corporation, Pineville, LA Member of the Executive Committee
William L. Marks
Age 67; Elected 2001
Retired Chairman and Chief Executive Officer, Whitney Holding Corporation and Whitney National Bank, New Orleans, LA
Chairman of the Finance Committee and member of the Compensation and Executive committees

Robert T. Ratcliff Sr.	Age 68; Elected 1993 Chairman, President and Chief Executive Officer, Ratcliff Construction Company, LLC, Alexandria, LA Member of the Audit and Finance committees
Peter M. Scott III
Age 61; Elected 2009
Retired Executive Vice President and Chief Financial Officer, Progress Energy, Inc., Raleigh, NC.  Also retired President and Chief Executive Officer of Progress Energy Service Company, LLC
Member of the Audit and Compensation committees

Shelley Stewart Jr.
Age 57; Elected 2010
Senior Vice President, Operational Excellence & Chief Procurement Officer, Tyco International Limited, Princeton, NJ
Member of the Audit, Nominating/Governance and Qualified Legal Compliance committees

William H. Walker Jr.
Age 65; Elected 1996
Retired Chairman, Howard Weil, Inc., New Orleans, LA
Chairman of the Compensation Committee and member of the Executive, Finance, Nominating/Governance and Qualified Legal Compliance committees

W. Larry Westbrook
Age 71; Elected 2003
Retired Chief Financial Officer and Senior Risk Officer of Southern Company, Atlanta, GA
Chairman of the Audit Committee and member of the Compensation, Executive and Finance committees

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages, and years of service as of December 31, 2010, are presented below.  Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Michael H. Madison Cleco Corporation Cleco Power	President and Chief Executive Officer since May 2005. Chief Executive Officer since May 2005. (Age 62; 7 years of service)
George W. Bausewine Cleco Corporation Cleco Power

Senior Vice President Corporate Services from May 2005 to August 2010.

President and Chief Operating Officer since August 2010; Senior Vice President Corporate Services from May 2005 to August 2010.
(Age 55; 25 years of service)

Darren J. Olagues Cleco Corporation Cleco Power Midstream

Senior Vice President and Chief Financial Officer since May 2009.

Senior Vice President from July 2007 to May 2009; Vice President, Power - Asset Management and Development, Exelon Corporation from November 2006 to July 2007; Director - Corporate Development, Exelon Corporation from March 2005 to November 2006.
(Age 40; 3 years of service)

Edward E. Graham Cleco Corporation

Senior Vice President Strategic Planning since November 2010; Senior Vice President, Panda Energy International from January 2007 to January 2010; Founder and CEO of Silver King Capital Management from January 2002 to December 2006.
(Age 47; less than 1 year of service)

Jeffrey W. Hall Cleco Corporation Cleco Power

Senior Vice President Governmental Affairs and Chief Diversity Officer since July 2006; Vice President Governmental and Community Affairs from July 2005 to July 2006.

Senior Vice President Governmental Affairs and Chief Diversity Officer since July 2006; Vice President Governmental and Community Affairs from October 2004 to July 2006.
(Age 59; 30 years of service)

Wade A. Hoefling Cleco Corporation Cleco Power

Senior Vice President, General Counsel & Director - Regulatory Compliance since April 2008; Senior Vice President, General Counsel, Director - Regulatory Compliance and Assistant Corporate Secretary from January 2007 to April 2008; General Counsel, Northeast Utilities Enterprises, Inc. from July 2004 to January 2007.
(Age 55; 4 years of service)

Anthony L. Bunting Cleco Power	Vice President Customer Services and Energy Delivery since October 2004. (Age 51; 19 years of service)
Stephen M. Carter Cleco Power	Vice President Regulated Generation since April 2003. (Age 51; 22 years of service)

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Keith D. Crump Cleco Corporation Cleco Power

Treasurer from May 2005 to March 2007.

Group Vice President since March 2010; Vice President - Regulatory, Retail Operations and Resource Planning from March 2007 to March 2010.
(Age 49; 21 years of service)

R. Russell Davis Cleco Corporation Cleco Power

Vice President - Investor Relations and Chief Accounting Officer since May 2009; Vice President, Chief Accounting Officer & Interim CFO from June 2008 to May 2009; Vice President and Chief Accounting Officer from May 2005 to June 2008.
(Age 54; 11 years of service)

William G. Fontenot Cleco Power	Group Vice President since March 2010; Vice President Regulated Generation Development from July 2005 to March 2010. (Age 47; 25 years of service)
Charles A. Mannix Cleco Corporation Cleco Power	Vice President - Tax & Treasurer since March 2008; Manager of Income Taxes, Treasurer of Energy Risk Assurance Co., Ameren Corporation from October 2004 to March 2008. (Age 52; 3 years of service)
Judy P. Miller Cleco Corporation Cleco Power	Corporate Secretary since January 2004. (Age 53; 26 years of service)
Terry L. Taylor Cleco Corporation Cleco Power	Assistant Controller since August 2006; Director of Accounting Services and Affiliate Compliance from January 2004 to August 2006. (Age 55; 10 years of service)
W. Keith Johnson Jr. Midstream

Acting Vice President since May 2009; General Manager - Midstream Commercial Operations from October 2007 to May 2009; Director -Business Development from October 2002 to October 2007.
(Age 49; 16 years of service)

In January 2004, Perryville entered into an agreement to sell its 718-MW power plant to Entergy Louisiana.  As part of the sales process, Perryville and PEH filed voluntary petitions in the Perryville and PEH Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  Mr. Fontenot was a manager of Perryville and/or PEH within the two years preceding the voluntary bankruptcy filing.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

PART II

ITEM 5.     MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND CLECO CORPORATION’S
  PURCHASES OF EQUITY SECURITIES

CLECO CORPORATION

Cleco Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE).  For information on the high and low sales prices for Cleco Corporation’s common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 2010 and 2009, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Miscellaneous Financial Information (Unaudited).”  During the year ended December 31, 2010, none of Cleco Corporation’s equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of Cleco Corporation or any of its “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.  For information on Cleco Corporation’s common stock repurchase program, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Common and Preferred Stock — Common Stock Repurchase Program.”
Subject to the prior rights of the holders of the respective series of Cleco Corporation’s preferred stock, such dividends as determined by the Board of Directors of Cleco Corporation may be declared and paid on the common stock from time to time out of funds legally available.  The provisions of Cleco Corporation’s amended and restated articles of incorporation applicable to preferred stock and certain provisions contained in the debt instruments of Cleco under certain circumstances restrict the amount of retained earnings available for the payment of dividends by Cleco Corporation.  The most restrictive covenant, which is in Cleco Corporation’s credit facility, requires Cleco Corporation’s total indebtedness to be less than or equal to 65% of total capitalization.  At December 31, 2010, approximately $485.8 million of retained earnings were unrestricted.
On January 28, 2011, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.25 per share payable on February 15, 2011, to common shareholders of record at the close of business on February 7, 2011.
As of January 31, 2011, there were 6,404 holders of record of Cleco Corporation’s common stock, and the closing price of Cleco Corporation’s common stock as reported on the NYSE Composite Tape was $31.26 per share.
The Board of Directors of Cleco Corporation approved a dividend policy that increased its quarterly dividend rate, subject to future dividend declarations by the Board of Directors, from $0.225 per common share to $0.25 per common share beginning with the dividend payable May 15, 2010.  The declaration of dividend payments is at the Board of Directors’ sole discretion and future dividends are subject to numerous factors that ordinarily affect dividend policy, including the result of Cleco’s operations and its financial position, as well as general economic and business conditions.
In January 2011, Cleco Corporation’s Board of Directors authorized and approved the redemption of all outstanding shares of the 4.5% cumulative preferred stock not subject to mandatory redemption, provided that no shares of such preferred stock can be redeemed prior to the repayment in full and termination of the $150.0 million bank term loan that matures on August 19, 2011.  The 4.5% cumulative preferred stock not subject to mandatory redemption has an optional redemption price of $101 per share.  Management expects to repay the term loan in full and terminate it shortly after the closing of the Acadia Unit 2 transaction with Entergy Louisiana.

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
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances.  The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization.  At December 31, 2010, approximately $486.4 million of member’s equity was unrestricted.
During 2010 and 2009, Cleco Power made $150.0 million and $30.0 million of distribution payments to Cleco Corporation, respectively.  There were no distributions from Cleco Power to Cleco Corporation during 2008.
During 2010, Cleco Power received $225.7 million in non-cash equity contributions from Cleco Corporation relating to Acadia Unit 1.  Cleco Power received no equity contributions from Cleco Corporation in 2009 and 2008.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

ITEM 6.    SELECTED FINANCIAL DATA

CLECO

The information set forth below should be read in conjunction with the Consolidated Financial Statements and the related Notes in Item 8, “Financial Statements and Supplementary Data.”
Cleco’s consolidated financial results for 2007 include the settlement of Acadia’s pre-petition unsecured claims against CES and Calpine Corporation and amounts received by APH relating to Cajun’s purchase of CAH’s 50% equity ownership interest in Acadia, offset by a pre-tax impairment loss.
Cleco’s consolidated financial results for 2010 include the gain on toll settlement due to transactions related to the termination of the Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement and also include the gain related to the acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities.
Cleco’s adoption of the authoritative guidance on income taxes on January 1, 2007, impacted Cleco’s consolidated financial results for 2010, 2009, 2008, and 2007 as compared to 2006.  The guidance impacted the financial statement presentation and timing of the recognition of uncertain tax positions.  For additional information on Cleco’s uncertain tax positions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Income Taxes — Uncertain Tax Positions.”

Five-Year Selected Financial Data
(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	2010	2009	2008	2007	2006
Operating revenue, net (excluding intercompany revenue)
Cleco Power	$1,119,084	$842,227	$1,069,674	$1,023,411	$994,191
Midstream	27,030	8,749	7,921	5,066	4,400
Other	2,552	2,782	2,603	2,139	2,084
Total	$1,148,666	$853,758	$1,080,198	$1,030,616	$1,000,675
Income from continuing operations before income taxes	$397,889	$115,886	$120,598	$222,561	$116,719
Net income applicable to common stock	$255,345	$106,261	$102,095	$151,331	$72,856
Basic earnings per share applicable to common stock	$4.23	$1.77	$1.70	$2.55	$1.36
Diluted earnings per share applicable to common stock	$4.20	$1.76	$1.70	$2.54	$1.36
Capitalization
Common shareholders’ equity	48.46%	45.77%	48.89%	56.74%	57.81%
Preferred stock	0.04%	0.04%	0.05%	0.06%	1.32%
Long-term debt	51.50%	54.19%	51.06%	43.20%	40.87%
Common shareholders’ equity	$1,317,178	$1,115,043	$1,059,836	$1,010,340	$876,129
Preferred stock	$1,029	$1,029	$1,029	$1,029	$20,092
Long-term debt, net	$1,399,709	$1,320,299	$1,106,819	$769,103	$619,341
Total assets	$4,161,410	$3,694,847	$3,341,204	$2,706,623	$2,448,067
Cash dividends declared per common share	$0.975	$0.900	$0.900	$0.900	$0.900

CLECO POWER

The information called for by Item 6 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Cleco is a regional energy services holding company that conducts substantially all of its business operations through its two primary subsidiaries:

▪
Cleco Power, an integrated electric utility services company regulated by the LPSC, FERC, and other regulators, which serves approximately 279,000 customers across Louisiana and also engages in energy management activities; and

▪	Midstream, a merchant energy company regulated by FERC, which owns Evangeline (which operates the Coughlin Power Station) and also owns a 50 percent indirect interest in Acadia.

For information on Cleco’s affiliated companies and the services each company provides to other affiliates, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Affiliate Transactions.”

2010 was a significant year for Cleco.  At Cleco Power, Madison Unit 3 was brought on line and Acadia Unit 1 was acquired.  Together, these two assets diversify Cleco Power's generating fuel portfolio and increase its generating capacity, which Cleco expects will eliminate the need for purchased power to meet capacity requirements. Cleco Power also implemented new retail rates, the first increase in base rates in more than 20 years.  In October 2009, the LPSC approved Cleco Power's new retail rate plan, which included a target return on equity of 10.7%, including returning to retail customers 60% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%.  These new rates became effective February 12, 2010, the commencement date of commercial operations at Madison Unit 3.
In addition to the positive effect of new retail rates, Cleco Power expects moderate growth in retail sales volumes to continue over the next five years.  However, Cleco Power’s expectations regarding sales volumes are subject to various factors.  For additional information, see “Results of Operations — Cleco Power — Significant Factors Affecting Cleco Power” and “Cautionary Note Regarding Forward-Looking Statements.”
Cleco took significant steps to optimize Midstream’s generation assets in 2010.  Cleco Power’s acquisition of Acadia Unit 1 moved this asset into rate base and eliminated financial uncertainty associated with the wholesale operation of the plant.  Completion of the pending sale of Acadia Unit 2 to Entergy Louisiana will further reduce Midstream’s exposure to merchant risks.  In the meantime, Midstream has generated revenue from Acadia Unit 2 by selling power from the unit to Entergy Louisiana as part of the pending sale agreement.  Proceeds from the Entergy Louisiana sale are expected to be used to repay Cleco Corporation’s $150.0 million bank term loan.  In addition to the Acadia transactions, Midstream retired or redeemed all of Evangeline’s project debt related to Coughlin, consisting of approximately $131.9 million ($126.6 million bonds and $5.3 million accrued interest), as part of restructuring the tolling agreement with JPMVEC in March 2010.  The restructured tolling agreement shortened the expiration of the prior long-term agreement from 2020 to December 31, 2011 (with a JPMVEC option to extend one year) and changed the payment terms from rates specified in the agreement to market-based rates, which have been lower and are expected to remain lower than the rates under the previous agreement.  Management believes that the restructured arrangement will allow for increased flexibility in optimizing the use and value of Coughlin, among other reasons due to elimination of debt covenant restrictions.  For additional information on the Evangeline transaction, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Evangeline Transactions.”
Cleco has strengthened its regulated infrastructure and enhanced the value of its unregulated assets.  As a result, Cleco has seen positive financial results for 2010, and management believes Cleco is well positioned for new opportunities.  In 2011, Cleco’s strategy is to continue focusing on the fundamentals of its core business - good service at a reasonable price.  Cleco’s opportunities include a range of possibilities, from supplying power to electric cooperatives and municipalities to maximizing the value of Coughlin, which management believes has attractive prospects considering its efficiency and the impact that new environmental standards could potentially have on solid-fuel generating units and older, less efficient generating units.  Cleco’s strategy also includes completing major capital investment projects that are discussed further below.  In addition, Cleco continues to evaluate a range of alternative energy sources to determine which sources of energy are the most reliable and cost effective for its customers.

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket.  The project received LPSC and SPP approval in February 2009.  The estimated cost of the project is $250.0 million, with Cleco Power’s portion of the cost at approximately $150.0 million, including AFUDC.  At December 31, 2010, Cleco Power had spent $54.0 million on the project and expects to incur an additional $44.3 million during 2011, including AFUDC.  The project is expected to be completed in 2012.  For additional information, see “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Wholesale Rates of Cleco — Acadiana Load Pocket Project.”

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement smart-grid technology for all of Cleco Power’s

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

customers.  Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million.  The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009.  Smart-grid technology includes the installation of “smart” electric meters that enable two-way communication capabilities between a home or business and a utility company.  At December 31, 2010, Cleco Power had incurred $1.8 million in AMI costs, of which the DOE reimbursed $0.8 million to Cleco Power.  The project is expected to be completed in the second quarter of 2013.  For additional information, see “— Financial Condition — Liquidity and Capital Resources — Other Matters — AMI Project.”

Teche Unit 4 Blackstart Project
Cleco Power continues to work on its project to improve its “blackstart” process (the return of its generation system to service in the event of a total shutdown) through the purchase and installation of a 33-MW gas turbine at Teche Power Station, to be designated as Teche Unit 4.  Cleco Power estimates the project will cost $31.0 million.  At December 31, 2010, Cleco Power had spent $23.2 million on the project and expects to incur an additional $7.8 million during 2011.  The project is expected to be completed in the second quarter of 2011.  For additional information, see “— Financial Condition — Liquidity and Capital Resources — Other Matters — Teche Unit 4 Blackstart Project.”

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

Cleco Consolidated Results of Operations —
Year ended December 31, 2010,
Compared to Year ended December 31, 2009

		FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue, net	$1,148,666	$853,758	$294,908	34.5%
Operating expenses	853,325	746,949	(106,376)	(14.2)%
Operating income	$295,341	$106,809	$188,532	176.5%
Interest income	$409	$1,512	$(1,103)	(72.9)%
Allowance for other funds used during construction	$12,413	$73,269	$(60,856)	(83.1)%
Equity income (loss) from investees	$38,849	$(17,423)	$56,272	323.0%
Gain on toll settlement	$148,402	$-	$148,402	-
Other expense	$6,991	$2,807	$(4,184)	(149.1)%
Interest charges	$95,776	$51,055	$(44,721)	(87.6)%
Federal and state income taxes	$142,498	$9,579	$(132,919)	*
Net income applicable to common stock	$255,345	$106,261	$149,084	140.3%
* Not meaningful

Consolidated net income applicable to common stock increased $149.1 million, or 140.3%, in 2010 compared to 2009 primarily due to increased Midstream and Cleco Power earnings.  Midstream’s earnings were significantly impacted due to transactions related to the termination of the Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement.  Cleco Power’s earnings were significantly impacted by the new retail base rate increase that became effective in February 2010.  Partially offsetting this increase were lower corporate earnings.
Operating revenue, net increased $294.9 million, or 34.5%, in 2010 compared to 2009 largely as a result of higher base revenue at Cleco Power.
Operating expenses increased $106.4 million, or 14.2%, in 2010 compared to 2009 primarily due to higher volumes of fuel used for electric generation, higher depreciation expense, and higher other operations and maintenance expenses at Cleco Power.
Interest income decreased $1.1 million, or 72.9%, in 2010 compared to 2009 primarily due to lower interest income at Cleco Power.
Allowance for other funds used during construction decreased $60.9 million, or 83.1%, in 2010 compared to 2009, primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.
Equity income from investees increased $56.3 million, or 323.0%, in 2010 compared to 2009 largely due to increased equity earnings at APH primarily from the recognition of a $41.0 million gain from Cleco Power’s acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities.  Also contributing to the increased equity earnings at APH were lower net operating expenses.
Gain on toll settlement was $148.4 million in 2010 due to transactions related to the termination of the existing Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement.  For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

the Financial Statements — Note 18 — Evangeline Transactions.”
Other expense increased $4.2 million, or 149.1%, in 2010 compared to 2009 primarily due to the amortization of a plant acquisition adjustment related to Cleco Power’s acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities, and amounts related to the November 2010 termination of an interest rate swap at Cleco Power.
Interest charges increased $44.7 million, or 87.6%, in 2010 compared to 2009 primarily due to higher interest charges at Cleco Power and higher corporate interest charges primarily related to a bank term loan executed in February 2010, the absence of a 2009 favorable settlement of a franchise tax lawsuit, and net interest charges related to uncertain tax positions.
Federal and state income taxes increased $132.9 million in 2010 compared to 2009 primarily due to an increase in pre-tax income excluding equity AFUDC.  The effective income tax rate is different than the federal statutory rate due to state tax expense.
Results of operations for Cleco Power and Midstream are more fully described below.

CLECO POWER

Significant Factors Affecting Cleco Power

Revenue is primarily affected by the following factors:
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general.  These factors include, among others, an increasingly competitive business environment, the cost of compliance with environmental and reliability regulations, conditions in the credit markets and global economy, and changes in the federal and state regulation of generation, transmission, and the sale of electricity.  For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see Part I, Item 1 “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” and “— Financial Condition — Market Restructuring.”  For a discussion of risk factors affecting Cleco Power’s business, see Item 1A, “Risk Factors — Transmission Constraints,” “— Fuel Cost Audits,” “— Hedging and Risk Management Activities,” “— Commodity Prices,” “— Global Economic Environment and Uncertainty,” “— Future Electricity Sales,” “— Cleco Power Generation Facilities,” “— Reliability Standards Compliance,” “— Environmental Compliance,” “— Regulatory Compliance,” “— Weather Sensitivity,” “— Retail Electric Service,” “— Wholesale Electric Service,” “— Cleco Credit Ratings,” “— Cleco Power’s Rates” “— Alternate Generation Technology,” “— Insurance,” “— Litigation,” “— Taxes,” “— Health Care Reform,” and “— Technology and Terrorism Threats.”
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
Cleco Power has experienced over the last five years, and anticipates over the next five years, moderate growth in retail non-industrial sales volume.  For the retail industrial class, Cleco Power expects new industrial load to be added during 2011 and 2012 principally driven by expected development in northwestern Louisiana associated with the development of Haynesville shale gas recently discovered in that area.  In addition, Cleco Power also expects to begin providing service to an expansion of a current customer’s operations, as well as services to new customers.  This expansion and service to new customers is expected to contribute base revenue of $5.3 million in 2011 and an additional $2.9 million in 2012.  Cleco Power’s expectations and projections regarding retail sales are dependent upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power’s service area.  For additional information, see “Cautionary Note Regarding Forward-Looking Statements.”
Other issues facing the electric utility industry that could affect sales include:

▪	imposition of federal and/or state renewable portfolio standards;
▪	imposition of energy efficiency mandates;
▪	legislative and regulatory changes;
▪	increases in environmental regulations and compliance costs;
▪
cost of power impacted by the price movement of natural gas, the addition of solid-fuel plants which could increase or decrease costs depending on environmental regulations and commodity costs, and the addition of new generation capacity;

▪	increase in capital and operations and maintenance costs due to higher construction and labor costs;
▪	retention of large industrial customers and municipal franchises;
▪	changes in electric rates compared to customers’ ability to pay;
▪	access to transmission systems;
▪	need for additional transmission capacity for reliability purposes;
▪	changes in the credit markets and global economy; and
▪	implementation of automated metering initiatives or smart grid technologies.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

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
In October 2009, the LPSC voted unanimously to approve the retail rate plan that Cleco Power filed to increase its base rates for electricity.  The retail rate plan became effective upon the February 12, 2010 commercial operation of Madison Unit 3.  For additional information see “— Overview — Cleco Power.”

Other expenses are primarily affected by the following factors:
The majority of Cleco Power’s non-fuel cost recovery expenses consist of other operations, maintenance, depreciation, and taxes other than income taxes.  Other operations expenses are affected by, among other things, the cost of employee benefits, insurance expenses, and the costs associated with energy delivery and customer service.  Maintenance expenses associated with Cleco Power’s plants generally depend upon their physical characteristics, as well as the effectiveness of their preventive maintenance programs.  Transmission and distribution maintenance expenses are generally affected by the level of repair and rehabilitation of lines to maintain reliability.  Depreciation expense primarily is affected by the cost of the facilities in service, the time the facilities were placed in service, and the estimated useful life of the facilities.  Taxes other than income taxes generally include payroll taxes and ad valorem taxes.  Cleco Power anticipates certain non-fuel cost recovery expenses to be higher in 2011 compared to 2010.  These expenses include higher depreciation expense, higher outside services and consulting expenses, higher generation expenses related to operations, and higher customer service expenses.  In addition, Cleco Power expects its post-retirement benefit expenses to be affected by changes in discount rates, actual returns on plan assets, level of benefits provided and actuarial assumptions used in the calculations.

Cleco Power’s Results of Operations —
Year ended December 31, 2010,
Compared to Year ended December 31, 2009

			FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue
Base	$592,676	$355,091	$237,585	66.9%
Fuel cost recovery	493,426	453,555	39,871	8.8%
Electric customer credits	(9,596)	-	(9,596)	-
Other operations	42,578	33,558	9,020	26.9%
Affiliate revenue	-	23	(23)	(100.0)%
Intercompany revenue	1,371	1,372	(1)	(0.1)%
Total operating revenue	1,120,455	843,599	276,856	32.8%
Operating expenses
Fuel used for electric generation – recoverable	355,425	253,911	(101,514)	(40.0)%
Power purchased for utility customers – recoverable	138,051	199,619	61,568	30.8%
Non-recoverable fuel and power purchased	11,938	24,832	12,894	51.9%
Other operations	111,966	99,704	(12,262)	(12.3)%
Maintenance	72,048	47,179	(24,869)	(52.7)%
Depreciation	105,586	77,064	(28,522)	(37.0)%
Taxes other than income taxes	32,744	29,758	(2,986)	(10.0)%
Loss on sales of assets	47	70	23	32.9%
Total operating expenses	827,805	732,137	(95,668)	(13.1)%
Operating income	$292,650	$111,462	$181,188	162.6%
Interest income	$379	$1,449	$(1,070)	(73.8)%
Allowance for other funds used during construction	$12,413	$73,269	$(60,856)	(83.1)%
Other expense	$6,206	$3,525	$(2,681)	(76.1)%
Interest charges	$78,731	$58,562	$(20,169)	(34.4)%
Federal and state income taxes	$75,107	$15,297	$(59,810)	(391.0)%
Net income	$147,405	$111,166	$36,239	32.6%

Cleco Power’s net income for 2010 increased $36.2 million, or 32.6%, compared to 2009.  Contributing factors include:

▪	higher base revenue,
▪	lower non-recoverable fuel and power purchased, and
▪	higher other operations revenue.

These were partially offset by:

▪	lower allowance for other funds used during construction,
▪	higher other operations and maintenance expenses,
▪	higher depreciation expense,
▪	higher interest charges,
▪	higher electric customer credits,
▪	higher taxes other than income taxes,
▪	higher other expense,
▪	lower interest income, and
▪	higher effective income tax rate.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(MILLION kWh)	2010	2009	(UNFAVORABLE)
Electric sales
Residential	3,978	3,637	9.4%
Commercial	2,605	2,484	4.9%
Industrial	2,271	2,232	1.7%
Other retail	138	136	1.5%
Total retail	8,992	8,489	5.9%
Sales for resale	807	560	44.1%
Unbilled	46	60	(23.3)%
Total retail and wholesale customer sales	9,845	9,109	8.1%

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(THOUSANDS)	2010	2009	(UNFAVORABLE)
Electric sales
Residential	$271,781	$157,672	72.4%
Commercial	160,039	95,453	67.7%
Industrial	78,158	50,957	53.4%
Other retail	9,186	5,715	60.7%
Storm surcharge	8,888	19,661	(54.8)%
Other	(6,005)	-	-
Total retail	522,047	329,458	58.5%
Sales for resale	47,954	23,371	105.2%
Unbilled	22,675	2,262	902.4%
Total retail and wholesale customer sales	$592,676	$355,091	66.9%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

			FOR THE YEAR ENDED DECEMBER 31,
				2010 CHANGE
	2010	2009	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	3,150	2,977	2,662	5.8%	18.3%
Heating degree-days	1,967	1,447	1,645	35.9%	19.6%

Base
Base revenue increased $237.6 million, or 66.9%, during 2010 compared to 2009.  The base rate increases that became effective in February 2010, which included Madison Unit 3 and Acadia Unit 1, accounted for approximately $208.9 million of the increase, while the impact from favorable weather and new service to a wholesale customer accounted for approximately $28.7 million of the increase.  For information on other effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “— Significant Factors Affecting Cleco Power” and Part I, Item 1A, “Risk Factors — Future Electricity Sales.”

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during 2010 compared to 2009 increased $39.9 million, or 8.8%, primarily due to higher volumes of fuel used for electric generation and increases in the per-unit cost of power purchased for utility customers.  Partially offsetting the increase were decreases in the per-unit cost of fuel used for electric generation and lower volumes of power purchased for utility customers.  Higher volumes of fuel used for electric generation and lower volumes of power purchased were primarily due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1 during 2010.

Electric Customer Credits
Electric customer credits increased $9.6 million in 2010 compared to 2009 as a result of recording an estimated accrual for a rate refund based on actual results for the 12 months ended September 30, 2010.  Beginning in 2011, potential refunds are based on results for the 12-month period ended June 30.  For additional information on the accrual for electric customer credits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $9.0 million, or 26.9%, in 2010 compared to 2009, primarily due to $4.3 million related to mineral lease payments, $2.2 million of higher transmission revenue, $1.1 million of favorable results relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer, $0.8 million of higher customer forfeited discounts, and $0.6 million of higher other miscellaneous revenue.  For information on Cleco’s energy commodity activities, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses increased $95.7 million, or 13.1%, in 2010 compared to 2009.  Fuel used for electric generation (recoverable) increased $101.5 million, or 40.0%, primarily due to higher volumes of fuel used as compared to 2009.  Partially offsetting this increase were lower per unit costs of fuel used for electric generation.  Power purchased for utility customers (recoverable) decreased $61.6 million, or 30.8%, largely due to lower volumes of purchased power.  Partially offsetting this decrease were higher per-unit costs of purchased power.  Lower volumes of power purchased were the result of the commencement of commercial operations of Madison Unit 3 and the acquisition of Acadia Unit 1.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $12.9 million, or 51.9%, primarily due to the commencement of commercial operations of Madison Unit 3 and the acquisition of Acadia Unit 1, which resulted in less capacity purchased from third parties.  Other operations expense increased $12.3 million, or 12.3%, primarily due to higher transmission and generating station expenses, higher customer service expenses, and higher professional fees.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Partially offsetting these increases was lower general liability expense.  Maintenance expenses increased $24.9 million, or 52.7%, during 2010 compared to 2009 primarily due to higher generating station maintenance work performed during 2010.  Other operations and maintenance expenses include the impact of Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  Depreciation expense increased $28.5 million, or 37.0%, largely due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  Taxes other than income taxes increased $3.0 million, or 10.0%, primarily due to higher payroll taxes and state franchise taxes.

Interest Income
Interest income decreased $1.1 million, or 73.8%, during 2010 compared to 2009 primarily due to the absence of interest income related to deferred tree trimming costs.  For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities — Deferred Tree Trimming Costs.”

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction decreased $60.9 million, or 83.1%, during 2010 compared to 2009 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.

Other Expense
Other expense increased $2.7 million, or 76.1%, during 2010 compared to 2009 primarily due to the amortization of a plant acquisition adjustment related to Cleco Power’s acquisition of Acadia Unit 1 and amounts related to the November 2010 termination of an interest rate swap.

Interest Charges
Interest charges increased $20.2 million, or 34.4%, during 2010 compared to 2009 primarily due to a $21.6 million decrease in interest charges capitalized (allowance for borrowed funds used during construction) associated with Madison Unit 3, $10.1 million related to the November 2009 and 2010 issuances of senior notes, and $1.2 million related to a variable-rate bank loan executed in August 2009.  Partially offsetting this increase was $8.8 million of lower interest charges primarily related to uncertain tax positions, $3.4 million related to the repayment of medium-term notes and insured quarterly notes in May 2009 and August 2009, respectively, and $0.5 related to other miscellaneous interest charges.

Income Taxes
Federal and state income taxes increased $59.8 million, or 391.0%, during 2010 compared to 2009, primarily due to an increase in pre-tax income excluding equity AFUDC.  The effective income tax rate is different than the federal statutory rate due to state tax expense.

MIDSTREAM

Significant Factors Affecting Midstream

Earnings are primarily affected by the following factors:
Midstream’s earnings were derived in 2010 primarily from the Evangeline Tolling Agreement and the Evangeline 2010 Tolling Agreement and from its 50% indirect interest in Acadia, which derived its revenue from energy sales.  In 2010, Acadia’s revenues were primarily derived from two short-term capacity agreements with Cleco Power and Entergy Louisiana.  On February 22, 2010, Evangeline and JPMVEC terminated the Evangeline Tolling Agreement and entered into the Evangeline 2010 Tolling Agreement.  A tolling agreement gives the tolling counterparty the right to own, dispatch, and market all of the electric generation capacity of the respective facility.  Under the Evangeline 2010 Tolling Agreement with JPMVEC, JPMVEC pays Evangeline a fixed fee and a variable fee for operating and maintaining the facility.  JPMVEC is responsible for providing its own natural gas to Coughlin.  As with other tolling contracts, revenue from the Evangeline 2010 Tolling Agreement generally is affected by the availability and efficiency of the facility and the level at which it operates.  The facility’s availability requirements also can be satisfied by providing replacement power to JPMVEC.  JPMorgan Chase & Co. guaranteed JPMVEC’s obligations under the Evangeline Tolling Agreement and is also guaranteeing JPMVEC’s obligations under the Evangeline 2010 Tolling Agreement.
The Evangeline Tolling Agreement was accounted for as an operating lease and revenue was reflected in equity income from investees.  The Evangeline 2010 Tolling Agreement is accounted for as an executory contract and revenue under this new agreement is reflected in operating revenue.  Evangeline’s 2010 revenue was recognized in the following manner:

▪	28% in the first quarter;
▪	17% in the second quarter;
▪	43% in the third quarter; and
▪	12% in the fourth quarter.

Evangeline’s 2011 revenue is expected to be recognized in the following manner:

▪	15% in the first quarter;
▪	20% in the second quarter;
▪	50% in the third quarter; and
▪	15% in the fourth quarter.

 For additional information on recognition of revenue from the Evangeline Tolling Agreement and the Evangeline 2010 Tolling Agreement, see “— Critical Accounting Policies — Midstream” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Revenue and Fuel Costs — Evangeline” and “— Note 18 — Evangeline Transactions.”

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

For additional information on the factors affecting Midstream, see Part I, Item 1A, “Risk Factors — Midstream Generation Facilities.”

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

Other Factors Affecting Midstream

Evangeline
In accordance with the authoritative guidance on consolidations, Cleco reported its investment in Evangeline on the equity method of accounting and reflected Evangeline’s net operating results in the equity income (loss) from investees’ line during 2009 and prior years presented.  Effective January 1, 2010, the requirements for consolidation changed.  On and after January 1, 2010, Evangeline’s assets, liabilities, revenues, expenses, and cash flows were presented in the corresponding line items of the consolidated financial statements.  For additional information, see “— Critical Accounting Policies” below.  For additional information on the consolidation guidelines, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities.”  On February 22, 2010, Evangeline and JPMVEC terminated the Evangeline Tolling Agreement and executed the Evangeline 2010 Tolling Agreement.  For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Evangeline Transactions.”

Midstream’s Results of Operations —
Year ended December 31, 2010,
Compared to Year ended December 31, 2009

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue
Tolling operations	$26,067	$-	$26,067	-
Other operations	3	1	2	200.0%
Affiliate revenue	960	8,748	(7,788)	(89.0)%
Total operating revenue	27,030	8,749	18,281	208.9%
Operating expenses
Other operations	8,082	6,292	(1,790)	(28.4)%
Maintenance	8,868	3,887	(4,981)	(128.1)%
Depreciation	5,779	177	(5,602)	*
Taxes other than income taxes	342	403	61	15.1%
Loss on sales of assets	387	5	(382)	*
Total operating expenses	23,458	10,764	(12,694)	(117.9)%
Operating income (loss)	3,572	(2,015)	5,587	277.3%
Equity income (loss) from investees	$38,848	$(19,339)	$58,187	300.9%
Gain on toll settlement	$148,402	$-	$148,402	-
Other income	$2,071	$37	$2,034	*
Federal and state income tax expense (benefit)	$71,255	$(11,027)	$(82,282)	(746.2)%
Net income (loss)	$114,467	$(17,730)	$132,197	745.6%
* Not meaningful

Factors affecting Midstream during 2010 are described below.

Operating Revenue
Operating revenue increased $18.3 million, or 208.9%, in 2010 compared to 2009 largely as a result of the accounting treatment of tolling operations revenue at Evangeline.  As a result of Evangeline’s reconsolidation with Cleco, Evangeline’s $26.1 million of revenue for 2010 is reflected in tolling operations revenue.  Evangeline’s revenue of $59.9 million for 2009 was reported in equity income from investees.  This $33.8 million decrease in Evangeline’s revenue was primarily due to lower tolling revenue resulting from the Evangeline restructuring and the pricing of the Evangeline 2010 Tolling Agreement.  Affiliate revenue decreased $7.8 million, or 89.0%, in 2010 compared to 2009 primarily due to affiliate transactions with Evangeline now being eliminated as a result of Evangeline’s reconsolidation with Cleco and Generation Services’ employees who were transferred to Cleco Power as a result of the acquisition of Acadia Unit 1.  For additional information on Evangeline, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities — Consolidated VIEs — Evangeline.”

Operating Expenses
Operating expenses increased $12.7 million, or 117.9%, in 2010 compared to 2009 primarily as a result of the reconsolidation of Evangeline with Cleco.  Evangeline’s operating expenses of $20.9 million for 2010 are included in the table above in total operating expenses.  Evangeline’s operating expenses of $33.3 million for 2009 were reported in equity

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

income from investees.  The $12.4 million decrease in Evangeline’s operating expenses was primarily due to lower maintenance expenses resulting from the absence of a 2009 outage.  For additional information on Evangeline, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities — Consolidated VIEs — Evangeline.”

Equity Income from Investees
Equity income from investees increased $58.2 million, or 300.9%, in 2010 compared to 2009 primarily due to increased equity earnings at APH primarily from the recognition of a $41.0 million gain from Cleco Power’s acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities.  Also contributing to the increase was the absence of 2009 equity losses from Evangeline and the subsequent change in method of accounting for Evangeline effective January 1, 2010.  For additional information on Cleco Power’s acquisition of Acadia Unit 1, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Acadia Unit 1 Transaction.”

Gain on Toll Settlement
Gain on toll settlement was $148.4 million in 2010 due to transactions related to the termination of the Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement.  For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Evangeline Transactions.”

Other Income
Other income increased $2.0 million during 2010 compared to 2009 largely as a result of the contractual expiration of an underlying indemnification resulting from the acquisition of Acadia Unit 1 by Cleco Power.  For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”

Income Taxes
Federal and state income taxes increased $82.3 million, or 746.2%, during 2010 compared to 2009, primarily due to an increase in pre-tax income.  The effective income tax rate is different than the federal statutory rate due to state tax expense.

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
Allowance for other funds used during construction increased $8.3 million, or 12.8%, in 2009 compared to 2008, primarily due to increased construction activity at Madison Unit 3.
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
Interest charges decreased $1.3 million, or 2.6%, in 2009 compared to 2008 primarily due to lower interest charges at

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

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

Operating Expenses
Operating expenses decreased $218.6 million, or 23.0%, in 2009 compared to 2008.  Fuel used for electric generation (recoverable) increased $27.7 million, or 12.2%, primarily due to higher per-unit costs of fuel used as compared to the same period of 2008, as a result of realized losses on fuel hedging due to lower natural gas prices.  Also contributing to the increase were higher fuel costs deferred in prior periods and higher volumes of fuel used for electric generation.  Power purchased for utility customers (recoverable) decreased $255.0 million, or 56.1%, largely due to lower per-unit costs and volumes of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $1.2 million, or 4.7%, primarily due to lower non-recoverable expenses primarily related to fixed-price power being provided to a wholesale customer.  Partially offsetting this decrease were higher net capacity charges.  Other operations expense increased $6.4 million, or 6.9%, primarily due to higher general liability expense, and higher employee benefit costs and administrative expenses.  Maintenance expenses during 2009 increased $4.1 million, or 9.6%, compared to 2008 primarily due to a planned major outage at one of Cleco Power’s generating facilities during 2009.  Taxes other than income taxes decreased $1.3 million, or 4.0%, primarily due to lower franchise fees.

Interest Income
Interest income decreased $2.5 million, or 63.3%, during 2009 compared to 2008 primarily due to a lower recovery of interest costs relating to Cleco Power’s lower balance of deferred lignite mining costs and lower interest rates and lower average investment balances.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $8.3 million, or 12.8%, during 2009 compared to 2008 primarily due to increased construction activity at Madison Unit 3.  Allowance for other funds used during construction comprised 65.9% of Cleco Power’s net income for 2009, compared to 57.1% for 2008.  Through December 2009, Cleco Power was recording AFUDC associated with the construction of Madison Unit 3.  Cleco Power ceased recording AFUDC related to Madison Unit 3 on February 12, 2010, the commercial operation date of Madison Unit 3.

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

Interest Charges
Interest charges increased $11.3 million, or 23.9%, during 2009 compared to 2008 primarily due to $8.3 million related to the May 2008 issuance of senior notes, $6.6 million related to the December 2008 issuance of GO Zone bonds, $2.5 million on tax related items, $1.2 million related to the March 2008 issuance of storm recovery bonds, and $1.1 million related to solid waste disposal facility bonds.  Partially offsetting these increases were the capitalization of an additional $6.5 million of allowance for borrowed funds used during construction associated with Madison Unit 3 and $1.9 million of lower net other miscellaneous charges.

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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

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

Equity Loss from Investees
Equity loss from investees increased $12.3 million, or 174.8%, in 2009 compared to 2008.  The increase was due to a $6.3 million decrease in equity earnings at Evangeline and a $6.0 million increase in equity losses at APH.  The decreased earnings at Evangeline were primarily from higher interest related to uncertain tax positions, partially offset by lower maintenance expenses and the absence in 2009 of replacement power purchases that were made in 2008 as a result of an unplanned outage.  The increased loss at APH was primarily due to outages at the facility during 2009, resulting in higher removal and retirement costs and higher turbine and general maintenance expenses.  Also contributing to the increased losses were higher legal fees associated with the sale transactions.  These decreases were partially offset by higher net revenue from Acadia's short-term tolling agreement with Cleco Power and lower depreciation expense resulting from certain Acadia assets meeting the criteria of assets held for sale, at which point depreciation of these assets ceased.  For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities.”

Income Taxes
Federal and state income taxes decreased $3.8 million, or 53.5%, during 2009 compared to 2008, primarily due to a decrease in pre-tax income.

CLECO POWER LLC — NARRATIVE ANALYSIS OF
RESULTS OF OPERATIONS

For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2010 and the year ended December 31, 2009, see “Results of Operations — Cleco Power’s Results of Operations — Year ended December 31, 2010, Compared to Year ended December 31, 2009.”
For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2009, and the year ended December 31, 2008, see “Results of Operations — Cleco Power’s Results of Operations — Year ended December 31, 2009, Compared to Year ended December 31, 2008.”
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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

additional information on Cleco’s accounting policies, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies.”
Cleco believes that the following are the most significant critical accounting policies for the Company:

▪
Cleco accounts for pension and other postretirement benefits under applicable GAAP.  To determine assets, liabilities, income, and expense relating to pension and other postretirement benefits, management must make assumptions about future trends.  Assumptions and estimates include, but are not limited to, discount rate, expected return on plan assets, future rate of compensation increases, and medical inflation trend rates.  These assumptions are reviewed and updated on an annual basis.  Changes in the rates from year to year and newly enacted laws could have a material effect on Cleco’s financial condition and results of operations by changing the recorded assets, liabilities, income, expense, or required funding of the pension plan obligation.  One component of pension expense is the expected return on plan assets.  It is an assumed percentage return on the market-related value of plan assets.  The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses.  Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period.  The 2010 return on pension plan assets was 13.6% compared to an expected long-term return of 7.8%.  For 2009, the return on plan assets was 16.0% compared to an expected long-term return of 7.8%.

Cleco uses the Citigroup Pension Liability Index, adjusted for differences in cash flows, in determining the discount rate applied to its pension plans.  Management believes the use of the Citigroup Pension Index, as adjusted, is appropriate because the index’s cash flows are materially similar to those of Cleco’s pension plans.  As a result of the annual review of assumptions, the discount rate decreased from 5.91% to 5.43%.
A change in the assumed discount rate creates a deferred actuarial gain or loss.  Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created.  When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created.  Actuarial gains and losses also are created when actual results, such as assumed compensation increases, differ from assumptions.  The net of the deferred gains and losses is amortized to pension expense over the average service life of the remaining plan participants, 11.5 years for Cleco’s plan, when it exceeds certain thresholds.  This approach to amortization of gains and losses has the effect of reducing the volatility of pension expense attributable to investment returns.  Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.
The decrease in the discount rate is expected to increase pension expense by $2.1 million in 2011 compared to 2010.  Since the assumption is evaluated yearly, the increase may not extend past 2011.
Cleco Power made a $5.0 million required contribution to the pension plan during 2010 as compared to an $18.8 million discretionary contribution to the pension plan in 2009 and $6.0 million in 2008.  In January 2011, Cleco Power made a $60.0 million contribution as a pre-funding of expected minimum contributions for the next four years.  Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction and requirements concerning recognizing a minimum pension liability.  Future required contributions are driven by liability funding target percentages set by law which could cause the required contributions to change from year to year.  The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets.  Adverse changes in assumptions, or adverse actual events could cause additional minimum contributions within the next four years or beyond.
In March 2010, the President signed the PPACA, a comprehensive health care law.  The PPACA contained an excise tax beginning in 2018 on health care benefits that exceeded certain dollar limits.  If a company sponsors a post-retirement medical plan and it expects to be required to pay the excise tax starting in 2018, it must reflect the effects of the tax liability and expense currently as a part of its normal accounting for post-retirement benefits.  Cleco has made the assumption, based upon the ability to blend post-65 and pre-65 retiree benefits, that it will not be required to pay the tax starting in 2018.  If the assumption is incorrect, Cleco expects an increase in the post-retiree medical liability of approximately $2.5 million and the related increase in expense of $0.8 million.
For additional information on pension and other postretirement benefits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Pension Plan and Employee Benefits.”
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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

regulation by the LPSC on income taxes.  Cleco’s income tax expense and related assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities.  The actual results may differ from the estimated results based on these assumptions and may have a material effect on Cleco’s results of operations.  For additional information about Cleco Corporation’s income taxes, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Income Taxes.”

The provisions of the authoritative guidance relating to uncertain tax positions require management to estimate the reliability of positions taken on tax returns.  These estimates could differ significantly from the ultimate outcome.  For additional information on income taxes, see Item 8, “Financial Statements and Supplemental Data — Notes to the Financial Statements — Note 9 — Income Taxes.”
▪
Cleco Corporation consolidates entities as required by GAAP.  Generally, a parent consolidates entities in which it controls, either directly or indirectly, the majority of the voting interest.  Additionally, a parent could be required to consolidate an entity in which it does not control a majority voting interest if the subsidiary is a variable interest entity and meets certain criteria making the parent the primary beneficiary of an entity.  An entity is a variable interest entity if it lacks the ability to finance its activities without support from other parties; if its owners lack controlling financial interest in the entity; or if the entity either conducts substantially all of its activities with or on behalf of an investor or if voting rights are disproportional to risks and rewards.  While consolidation or the equity method of accounting will not affect net income applicable to common shareholders, it may affect specific line items within the income statement, such as revenue, specific expense line items, and income from equity investees.  Consolidation or the equity method of accounting of an entity will affect specific balance sheet items such as property, plant and equipment and long-term debt, which will cause changes in total assets and total liabilities.  Shareholders’ equity should not be affected by consolidation or the equity method of accounting of entities.  Effective January 1, 2010, the requirements for consolidation changed.  The implementation of this amendment on January 1, 2010, required Cleco Corporation to consolidate three wholly owned subsidiaries that had been accounted for using the equity method.  Prior to January 1, 2010, Perryville, Attala, and Evangeline were presented in the consolidated financial statements as follows;

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

On and after January 1, 2010, all entities’ assets, liabilities, revenues, expenses and cash flows are presented on the corresponding line items of the consolidated financial statements.  Cleco has chosen to implement the consolidation prospectively and not retrospectively, therefore the consolidation was not carried back to comparative prior periods in financial statements issued after implementation.  For additional information on Perryville, Attala and Evangeline, see Item 8, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — Recent Authoritative Guidance” and Note 12 — “Variable Interest Entities.”
▪
Part of the compensation employees and directors receive is in the form of equity instruments.  The instruments may take the form of restricted stock, stock options, stock equivalent units, or other types of equity instruments as described in the compensatory plans.  Cleco recognizes equity compensation at the grant date fair value for instruments settled in equity and reporting date fair value for equity compensation settled in cash.  Estimates used in the calculation require management judgments and could cause volatility in earnings.  For additional information on stock-based compensation, see Item 8, “Financial Statements and Supplemental Data — Notes to the Financial Statements — Note 7 — Common and Preferred Stock — Stock-Based Compensation.”

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

▪
The LPSC determines the ability of Cleco Power to recover prudent costs incurred in developing long-lived assets.  If the LPSC were to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss.  At December 31, 2010, the carrying value of Cleco Power’s long-lived assets was $2.6 billion.  Currently, Cleco Power has concluded that none of its long-lived assets are impaired.

▪
Cleco Power has concluded it is probable that regulatory assets can be recovered from ratepayers in future rates.  At December 31, 2010, Cleco Power had $406.1 million in regulatory assets, net of regulatory liabilities.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

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

▪
The LPSC determines the amount and type of fuel and purchased power costs that Cleco Power can charge customers through the fuel adjustment clause.  Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue.  For the years ended December 31, 2010, 2009, and 2008, Cleco Power reported fuel revenue of $493.4 million, $453.6 million, and $680.9 million, respectively.

Midstream
Generally, Midstream is most affected by market conditions and changes in contract counterparty credit ratings and financial condition.  The most important are listed below.

▪
Certain triggering events could cause Midstream to determine that its long-lived assets or its equity method investments may be impaired according to applicable accounting guidance.  Triggering events which apply to long-lived assets include, but are not limited to, a significant decrease in the market value of long-lived assets, significant changes in a tolling agreement counterparty’s financial condition, a significant change in legal factors, such as adverse changes in environmental laws, or a current operating or cash flow loss combined with a projection of continued losses in the future.  An equity method investment is required to be tested for impairment if an “other than temporary” decline in market value occurs.  Any impairment calculated is subject to many assumptions and estimations.  Management must make assumptions about expected future cash flows, long-term interest rates, estimates about the probability of the occurrence of future events, and estimates of market value of assets without a readily observable market price.  Differences between the estimate made at a particular balance sheet date and actual events could cause material adjustments to an impairment charge.  In February 2010, a triggering event occurred at Evangeline when the long-term Evangeline Tolling Agreement was terminated.  An impairment charge was not recorded since the undiscounted expected future net cash flows exceeded the carrying value of Evangeline’s property, plant and equipment.  Due to the lack of a long-term agreement, the expected future net cash flows of Evangeline are subject to an increased potential for variability as compared to prior years.  Consequently, future impairment tests could occur more frequently and might result in an impairment charge.  At December 31, 2010, Midstream had $180.6 million in long-lived assets and $73.6 million in equity method investments.  For additional information on the equity method investments, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities.”  For additional information on the Evangeline transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Evangeline Transactions.”

▪
During 2009, Acadia’s long-lived assets met the criteria of held for sale and at December 31, 2010, continue to meet the criteria.  When assets are held for sale, depreciation expense ceases to be recognized and the assets are classified as current.  The assets were tested for impairment.  Because the pending purchase price was greater than the carrying value of the assets, no impairment was recognized.  If events occur that prevent the transaction from closing, some or all of Acadia’s assets might be considered as held for use, impairment recalculated and recognized, and depreciation expense would be recognized.  At December 31, 2010, Acadia had $205.5 million of assets that met the criteria of held for sale.  For additional information on Acadia, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities.”

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing.  The inability to raise capital on favorable terms could negatively affect Cleco’s or Cleco Power’s ability to maintain or expand its businesses.  Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of project counterparties.  After assessing the current operating performance, liquidity, and credit ratings of Cleco and Cleco Power, management believes that Cleco and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  The following table presents the credit ratings of Cleco Corporation and Cleco Power at December 31, 2010:

SENIOR UNSECURED DEBT
	MOODY’S	STANDARD & POOR’S
Cleco Corporation	Baa3	BBB-
Cleco Power	Baa2	BBB

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.  Each rating should be evaluated independently of any other rating.
At December 31, 2010, Moody’s and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable.  Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held.  If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to post additional fees and incur higher interest rates under their bank credit agreements.  Cleco Power’s collateral for derivatives is based on the lowest rating held.  If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s or Moody’s, Cleco Power would be required to post additional collateral for derivatives.
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

Global and U.S. Economic Environment
The current economic environment and uncertainty may have an impact on Cleco’s business and financial condition.  Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.  Market conditions during the past few years have limited the availability and have increased the costs of capital for many companies.  Although the Registrants have not experienced restrictions in the financial markets, their ability to access the capital markets may be restricted at a time when the Registrants would like, or need, to do so.  Any restrictions could have a material impact on the Registrants’ ability to fund capital expenditures or debt service, or on their flexibility to react to changing economic and business conditions. Credit constraints could have a material negative impact on the Registrants’ lenders or customers, causing them to fail to meet their obligations to the Registrants or to delay payment of such obligations.  The lower interest rates that the Registrants have been exposed to have been beneficial to recent debt issuances; however, these rates have negatively affected interest income for the Registrants’ short-term investments.

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

Debt
At December 31, 2010, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.  If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility, and the lenders could accelerate all principal and interest outstanding.  Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.  During November 2010, both Cleco and Cleco Power entered into new credit facilities. For more information about the respective credit facilities, see “— Cleco Corporation (Holding Company Level)” and “— Cleco Power.”
If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay fees and interest at a rate of 0.25% higher than the current level for its $200.0 million credit facility.  A similar downgrade to the credit ratings of Cleco Power would require Cleco Power to pay fees and interest at a rate of 0.25% higher than the current level on its $300.0 million credit facility.

Cleco Consolidated
Cleco had $150.0 million of short-term debt outstanding at December 31, 2010, compared to none at December 31, 2009.  The short-term debt outstanding was a bank term loan Cleco Corporation entered into in February 2010.  The bank term loan has an interest rate of one-month LIBOR plus 2.75% and was set to mature in February 2011.  In January 2011, Cleco extended the bank term loan to mature August 19, 2011 and lowered the interest rate to one-month LIBOR plus 2.50%.  At December 31, 2010, the interest rate on the bank term loan was 3.02%.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

At December 31, 2010, Cleco’s long-term debt outstanding was $1.4 billion, of which $12.3 million was due within one year, compared to $1.3 billion outstanding at December 31, 2009, which included $11.5 million due within one year.  The long-term debt due within one year at December 31, 2010, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in 2011.
For Cleco, long-term debt increased $80.2 million during 2010 primarily due to the issuance of $250.0 million of 6.00% Senior Notes due 2040 in November 2010.  This increase was partially offset by an $80.0 million decrease in Cleco’s credit facility draws, the $50.0 million repayment of a variable rate monthly bank loan prior to maturity in November 2010, the redemption of $24.2 million of 6.125% Insured Quarterly Notes prior to maturity in October 2010 and $11.5 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2010.  Cleco Power paid $0.1 million and $0.2 million, of accrued interest on the repaid bank loan and redeemed quarterly notes, respectively.
At December 31, 2010 and 2009, Cleco had a working capital surplus of $131.2 million and $252.1 million, respectively.  Included in working capital at December 31, 2010, and December 31, 2009, was $15.0 million and $29.9 million, respectively, which was restricted for the use of debt payments.  The $120.9 million decrease in working capital is primarily due to the incurrence of a $150.0 million bank term loan in February 2010.  The proceeds from the bank term loan were used for general corporate purposes.
At December 31, 2010, Cleco’s Consolidated Balance Sheet reflected $2.8 billion of total liabilities compared to $2.6 billion at December 31, 2009.  The $264.4 million increase in total liabilities was primarily due to the increase in short- and long-term debt, partially offset by the refund of Madison Unit 3 deferred construction carrying cost.  As discussed above, short-term debt increased $150.0 million from the incurrence of a bank term loan in February 2010, which was used to fund the Acadia Unit 1 transaction.  Long-term debt increased $80.2 million during 2010, as discussed above.
Cash and cash equivalents available at December 31, 2010, were $191.1 million combined with $454.6 million facility capacity ($154.6 million from Cleco Corporation and $300.0 million from Cleco Power) for total liquidity of $645.7 million.  Cash and cash equivalents available at December 31, 2010 increased $45.9 million when compared to cash and cash equivalents available at December 31, 2009.  This increase was primarily due to the incurrence of additional indebtedness of debt securities, reduced by expenditures for additions to property, plant and equipment.
At December 31, 2010, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  For more on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the
Unaudited Consolidated Financial Statements — Note 5 — Fair Value Accounting.”

Cleco Corporation (Holding Company Level)
Cleco Corporation had $150.0 million of short-term debt outstanding at December 31, 2010, compared to none at December 31, 2009.  The short-term debt outstanding was a bank term loan Cleco Corporation entered into in February 2010.  The bank term loan has an interest rate of one-month LIBOR plus 2.75% and was set to mature in February 2011.  In January 2011, Cleco extended the bank term loan to mature August 19, 2011 and lowered the interest rate to one-month LIBOR plus 2.50%.  At December 31, 2010, the interest rate on the bank term loan was 3.02%.
In November 2010, Cleco Corporation entered into a $200.0 million four-year revolving credit facility.  The credit facility matures on November 23, 2014.  This facility provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 2.50%, including facility fees of 0.45%.  The facility contains the following material covenants:

▪	a requirement that Cleco maintain at all times total indebtedness equal to or less than 65% of total capitalization;
▪
a prohibition against incurring debt other than under the facility, subject to the following permitted exceptions, among others:  (i)  guarantees of Cleco Power obligations and (ii)  other specified guarantees, up to specified amounts;

▪	a prohibition against creating liens upon any property, subject to permitted exceptions;
▪	restrictions on merging, consolidating, or selling assets outside the ordinary course of business;
▪	limitations on the payment of dividends, redemptions or repurchases of equity securities and payments in respect of subordinated debt, subject to various exceptions;
▪	a prohibition against transactions with affiliates, subject to permitted exceptions; and
▪	a prohibition against entering into speculative and other hedge agreements intended to be a borrowing of funds.

At December 31, 2010, Cleco Corporation had $15.0 million of outstanding draws under its $200.0 million credit facility compared to $95.0 million outstanding at December 31, 2009 under the prior $150.0 million credit facility.  The interest rate of outstanding borrowings under the credit facility at December 31, 2010 was 2.32%.  The existing borrowings had a 30-day term and matured January 24, 2011.  The borrowings were repaid at maturity.  An uncommitted line of credit with a bank in an amount up to $10.0 million is available to support Cleco Corporation’s working capital needs.  For more information about these commitments, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Balance Sheet Commitments and Disclosures about Guarantees.”
Cash and cash equivalents available at December 31, 2010, were $5.3 million.  Cash and cash equivalents available at December 31, 2010 decreased $1.8 million when compared to cash and cash equivalents available at December 31, 2009, primarily due to routine working capital fluctuations.  At December 31, 2010, off-balance sheet commitments and outstanding credit facility borrowings reduced available borrowings by $5.4 million and $15.0 million, respectively.  Additionally, a debt limitation covenant contained in the $150.0 million Cleco Corporation bank term loan agreement limits borrowings to $325.0 million, leaving an available borrowing capacity of $154.6 million.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco’s working capital needs.

Cleco Power
There was no short-term debt outstanding at Cleco Power at December 31, 2010, or December 31, 2009.  At December 31, 2010, Cleco Power’s long-term debt outstanding was $1.4 billion, of which $12.3 million was due within one year, compared to $1.2 billion outstanding at December 31, 2009, which included $11.5 million due within one year.  The long-term debt due within one year at December 31, 2010, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in 2011.
For Cleco Power, long-term debt increased $160.2 million during 2010 primarily due to the issuance of $250.0 million of 6.00% Senior Notes due 2040 in November 2010.  This increase was partially offset by the $50.0 million redemption of a variable rate monthly bank loan prior to maturity in November 2010, the redemption of $24.2 million of 6.125% Insured Quarterly Notes prior to maturity in October 2010 and $11.5 million scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2010.  Cleco Power paid $0.1 million and $0.2 million, of accrued interest on the redeemed bank loan and quarterly notes, respectively.
In November 2010, Cleco Power entered into a $300.0 million four-year revolving credit facility.  This facility provides for working capital and other needs.  Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 2.25%, including facility fees of 0.35%.  The facility includes the following material covenants:

▪	a requirement that Cleco Power maintain at all times total indebtedness equal to or less than 65% of total capitalization;
▪	a prohibition against creating liens upon any property, subject to permitted exceptions; and
▪	restrictions on merging, consolidating, or selling assets outside the ordinary course of business.

At December 31, 2010 and 2009, no borrowings were outstanding under Cleco Power’s $300.0 million credit facility or its prior $275.0 million credit facility, respectively.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs.
At December 31, 2010, and December 31, 2009, Cleco Power had a working capital surplus of $259.1 million and $182.7 million, respectively.  Included in working capital at December 31, 2010, and December 31, 2009, was $15.0 million and $29.9 million, respectively, which was restricted for the use of debt payments.  The $76.4 million increase in working capital is primarily due to increase in cash primarily due to the issuance of debt securities.
At December 31, 2010, Cleco Power’s Consolidated Balance Sheet reflected $2.6 billion of total liabilities compared to $2.4 billion at December 31, 2009.  The $207.2 million increase in total liabilities during 2010 was primarily due to increases in long-term debt, and accumulated deferred federal and state income taxes, net, partially offset by the refund of Madison Unit 3 deferred construction carrying costs.  Long-term debt increased $160.2 million during 2010, as discussed above.  The $149.9 million increase in accumulated deferred federal and state income taxes, net, was primarily a result of deferred taxes recognized as a result of the Acadia Unit 1 transaction and the refund of the deferred construction carrying cost of Madison Unit 3.
In October 2010, Cleco Power entered into a treasury rate lock contract in order to mitigate the interest rate exposure on the future debt issuance of the $250.0 million senior unsecured notes.  The notional amount of the treasury rate lock was $125.0 million.  The 3.929% lock rate was based on the 30-year treasury note yield as of October 21, 2010.
In November 2010, Cleco Power settled the treasury rate lock that was entered into in October 2010.  The reference rate, based on the 30-year treasury note yield maturing on August 15, 2040, on the date of settlement of the treasury rate lock was 4.209%, which resulted in a gain and Cleco Power receiving $5.7 million from the counterparty.  The treasury rate lock is considered a derivative instrument that qualifies as a cash flow hedge for accounting purposes.  While the treasury rate lock meets the definition of highly effective, it did contain some ineffectiveness relating to the swap reference yield rate compared to the hedged note issuance that used the 30-year treasury note yield maturing on May 15, 2040.  The yield differential caused the swap to undercompensate the underlying interest rate risk, thus the entire settlement amount of $5.7 million was recorded as an increase in accumulated other comprehensive income.  The $5.7 million in accumulated other comprehensive income will be reclassified as a reduction to interest expense over the remaining 30-year life of the senior notes due 2040 that were issued in November 2010.
In November 2010, Cleco Power issued $250.0 million aggregate principal amount of 6.00% senior unsecured notes, which mature on December 1, 2040.  The net proceeds from the issuance of the senior notes were used for general corporate purposes, including financing a portion of the costs related to the Acadiana Load Pocket transmission project, the AMI project, accelerated funding of certain pension plan obligations and repayment prior to maturity of a $50.0 million bank loan due in August 2012.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Cleco Power’s solid waste disposal facility bonds due 2038, and Cleco Power’s GO Zone bonds due 2038, are required to be mandatorily tendered by the holders for purchase on October 1, 2011, and December 1, 2011, respectively, pursuant to the terms of the respective indentures, at which time Cleco Power will have the option to either repay all of Cleco Power’s obligations under the respective loan agreements relating to the bonds or cause the bonds to be remarketed.  Cleco Power expects to cause the bonds to be remarketed for new terms at new interest rates, both to be determined by market conditions.
Cash and cash equivalents available at December 31, 2010, were $184.9 million, combined with $300.0 million facility capacity for total liquidity of $484.9 million.  Cash and cash equivalents increased $46.8 million, when compared to cash and cash equivalents at December 31, 2009, primarily due to the issuance of debt securities, partially offset by expenditures for additions to property, plant and equipment and repayment of bank loans.

Midstream
Midstream had no debt outstanding at December 31, 2010, or 2009.
At December 31, 2010, Evangeline had no long-term debt outstanding.  Prior to January 1, 2010, Evangeline was accounted for under the equity method.  Evangeline had $161.8 million of long-term debt outstanding at December 31, 2009.  In February 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement and the Evangeline 2010 Tolling Agreement.  In conjunction with these transactions, JPMVEC transferred $126.6 million principal amount of Senior Secured bonds owned by JPMVEC to Evangeline.  The bonds were retired and the remaining $35.2 million of principal bonds were redeemed pursuant to their terms in February 2010.  For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Evangeline Transactions.”

Cash Generation and Cash Requirements

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At December 31, 2010, and December 31, 2009, $41.0 million and $56.4 million of cash, respectively, was restricted on Cleco Corporation’s Consolidated Balance Sheets.  At December 31, 2010, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $6.1 million reserved at Cleco Power for GO Zone project costs, $26.0 million reserved at Cleco Power for future storm restoration costs, and $8.8 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest, and principal on storm recovery bonds.  The $15.4 million net decrease in restricted cash from December 31, 2009 to December 31, 2010 is primarily due to the release of $16.1 million for GO Zone project costs.
At December 31, 2010, Evangeline had no restricted cash.  At December 31, 2009, Evangeline’s restricted cash, in the amount of $30.1 million, was not reflected in Cleco Corporation’s Consolidated Balance Sheets due to equity method accounting.  This cash was restricted under Evangeline’s Senior Secured bond indenture for major maintenance expenses and principal and interest payments on the Senior Secured bonds.  In February 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement.  In conjunction with the agreement, Evangeline’s restricted cash was released to Cleco Corporation.   For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Evangeline Transactions.”

Cleco Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $193.4 million during 2010, $135.2 million in 2009, and $89.5 million in 2008.
Cash provided by operating activities during 2010 increased $58.2 million from 2009, primarily due to $149.1 million of higher net income, largely due to the base rate increases that became effective on February 12, 2010 and favorable weather.  The lower add back of non-cash AFUDC and higher add back of non-cash depreciation contributed $60.9 million and $49.0 million, respectively, to the increase.  AFUDC is lower primarily due to the completion of Madison Unit 3.  Depreciation increased primarily due to the completion of Madison Unit 3, the acquisition of Acadia Unit 1, and the amortization of new market tax credits.  Also contributing to the increase was the collection of a $28.0 million long-term receivable related to the Evangeline Restructuring Agreement; lower fuel inventory purchases of $19.2 million; lower pension plan payments of $14.1 million; higher deferred fuel costs of $13.9 million; and lower retainage payments of $13.8 million, primarily due to the completion of Madison Unit 3.  Fuel inventory purchases were higher during 2009 primarily due to the purchase of initial fuel inventory for Madison Unit 3.  These increases were partially offset by $131.6 million related to the 2010 refund to customers of Madison Unit 3 carrying costs, as opposed to the 2009 collection from customers.  The add back of $129.9 million of non-cash forgiveness of Evangeline debt and lower receipts on customer accounts of $43.5 million also partially offset the increases.
Cash provided by operating activities during 2009 increased $45.7 million from 2008, primarily due to higher collections of accounts receivable; increases in customer deposits; lower vendor payments; higher tax refunds; and lower gas prepayments.  These were partially offset by higher purchases of fuel, materials, and supplies inventories, primarily related to preparation for Madison Unit 3 to begin commercial operation; higher postretirement benefit contribution payments into the Cleco pension plan; and a large retainage payment made to Shaw related to work completed on Madison Unit 3.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Net Investing Cash Flow
Net cash used in investing activities was $285.1 million during 2010, $177.2 million in 2009, and $368.7 million in 2008.  Net cash used in investing activities in 2010 was higher than 2009 primarily due to higher additions to property, plant and equipment.  Net cash used in investing activities in 2009 was lower than 2008 primarily due to transfers from restricted accounts and lower additions to property, plant and equipment related to the Madison Unit 3 project.
During 2010, Cleco had additions to property, plant and equipment, net of AFUDC of $271.0 million, primarily from the Acadia Unit 1 transaction, the Acadiana Load Pocket project and the Teche Unit 4 Blackstart project.  Cleco also made investments in new market tax credits of $35.9 million, an $8.5 million investment in Acadia, and a $0.2 million investment in Oxbow.  Cleco also used $14.4 million to repay a loan on company-owned life insurance.  These additions were partially offset by the transfer of $45.5 million of cash from restricted accounts, primarily related to the termination of the Evangeline Tolling Agreement and to GO Zone bonds.
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

Net Financing Cash Flow
Net cash provided by financing activities was $137.7 million during 2010, $89.7 million in 2009, and $247.7 million in 2008.  Net cash provided by financing activities in 2010 was higher than 2009 primarily due to the issuance of short-term debt, partially offset by higher retirements of long-term debt and lower issuances of long-term debt.  Net cash provided by financing activities in 2009 was lower than 2008 primarily due to lower issuances of long-term debt, partially offset by lower retirements of long-term debt.
During 2010, Cleco received net proceeds of $150.0 million for the issuance of a bank term loan, which was used to facilitate the Acadia Unit 1 transaction.  Cleco also received proceeds of $247.2 million for the issuance of long-term bonds.  These increases were partially offset by $200.9 million of cash used for repayment of retail notes, bank term loans, and storm restoration bonds, and $59.0 million used for common stock dividends.
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

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $148.7 million during 2010, $141.7 million in 2009, and $62.1 million in 2008.
Cash provided by operating activities during 2010 increased $7.0 million from 2009.  Higher net income contributed $36.2 million, primarily due to the base rate increases that became effective on February 12, 2010 and favorable weather.  The lower add back of non-cash AFUDC and higher add back of non-cash depreciation contributed $60.9 million and $31.1 million, respectively, to the increase.  AFUDC is lower primarily due to the completion of Madison Unit 3.  Depreciation increased primarily due to the completion of Madison Unit 3 and the acquisition of Acadia Unit 1.  Lower fuel inventory purchases of $19.5 million; lower pension plan payments of $14.1 million; higher deferred fuel costs of $13.9 million; and lower retainage payments of $13.8 million also contributed to the increase.  Fuel inventory purchases were higher during 2009 primarily due to the purchase of initial fuel inventory for Madison Unit 3.  The 2010 refund to customers of Madison Unit 3 carrying costs as compared to the 2009 collection from customers partially offset these increases by $131.6 million.  Lower receipts on customer accounts of $44.9 million also partially offset the increases.
Cash provided by operating activities during 2009 increased $79.6 million from 2008, primarily due to higher collections of accounts receivable, increases in customer deposits, lower vendor payments, higher tax refunds, and lower gas prepayments.  These were partially offset by higher purchases of fuel, materials, and supplies inventories, primarily related to preparation for Madison Unit 3 to begin commercial operation, higher postretirement benefit contribution payments into the Cleco pension plan, and a large retainage payment made to Shaw related to work completed on Madison Unit 3.

Net Investing Cash Flow
Net cash used in investing activities was $112.6 million during 2010, $142.0 million in 2009, and $353.2 million in 2008.  Net cash used in investing activities in 2010 was lower than 2009 primarily due to lower additions to property, plant and equipment, partially offset by lower transfers from restricted accounts.  Net cash used in investing activities in 2009 was lower than 2008 primarily due to transfers from restricted accounts and lower additions to property, plant and equipment related to the Madison Unit 3 project.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

During 2010, Cleco Power had additions to property, plant and equipment, net of AFUDC of $114.7 million, primarily related to the Acadiana Load Pocket project and the Teche Unit 4 Blackstart project.  Cleco Power also used $14.4 million to repay a loan on company-owned life insurance.  These additions were partially offset by the transfer of $15.4 million of cash from restricted accounts related to GO Zone bonds.
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

Net Financing Cash Flow
Net cash provided by financing activities was $10.7 million during 2010, $46.8 million in 2009, and $370.8 million in 2008.  Net cash provided by financing activities in 2010 was lower than 2009 primarily due to $150.0 million of distributions to Cleco Corporation.  This was partially offset by lower retirements of long-term obligations and higher issuances of debt.  Net cash provided by financing activities in 2009 was lower than 2008 primarily due to lower issuance of long-term debt and a $30.0 million distribution to Cleco Corporation.  This was partially offset by lower retirements of long-term debt.

Shelf Registrations
On October 30, 2009, a registration statement (No. 333-162772) providing for the issuance of up to $300.0 million of Cleco Corporation debt securities was declared effective by the SEC.  On November 30, 2010, an amendment to this registration statement was filed which increased the amount to $500.0 million, along with a modification to include the ability to issue common stock in addition to debt securities.  At December 31, 2010, all $500.0 million remained available.  On October 30, 2009, a registration statement (No. 333-162773) providing for the issuance of up to $500.0 million of Cleco Power debt securities was declared effective by the SEC.  At December 31, 2010, this registration statement had remaining capacity allowing for the issuance of up to $105.0 million of debt securities.

Common Stock Repurchase Program
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a new common stock repurchase program authorizing management, on behalf of Cleco Corporation, to repurchase, from time to time, shares of common stock so that Cleco Corporation’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010.

Authorized Preferred Stock Redemption
Cleco Corporation’s 4.5% cumulative preferred stock not subject to mandatory redemption has an optional redemption price of $101 per share.  In January 2011, Cleco Corporation’s Board of Directors authorized and approved the redemption of all outstanding shares of the 4.5% cumulative preferred stock not subject to mandatory redemption, provided that no shares of such preferred stock can be redeemed prior to the repayment in full and termination of the $150.0 million bank term loan that matures on August 19, 2011.  Management expects to repay the term loan in full and terminate it shortly after the closing of the Acadia Unit 2 transaction with Entergy Louisiana.

Capital Expenditures
Cleco allocates its capital expenditure budget among its major first-tier subsidiaries — Cleco Power and Midstream.  Cleco Power capital expenditures relate primarily to assets that may be included in Cleco Power’s rate base and, if considered prudent by the LPSC, can be recovered from its customers.  Those assets also earn a rate of return authorized by the LPSC and are subject to the rate agreement.  Such assets consist of improvements to Cleco Power’s distribution system, transmission system, and generating stations.  Midstream’s capital expenditure activities pertain predominately to Coughlin.  Cleco believes cash and cash equivalents on hand, together with cash generated from operations, borrowings from credit facilities, and the net proceeds of any issuances of equity or debt securities, will be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.
Cleco Power’s capital expenditures, excluding AFUDC, totaled $114.8 million in 2010, $176.0 million in 2009, and $269.7 million in 2008.  The decrease in capital expenditures from 2008 through 2010 was due to costs related to the construction at Madison Unit 3.  In 2010, 100% of Cleco Power’s capital expenditure requirements were funded internally.  In 2009 and 2008, 80.5% and 23.0%, respectively, of Cleco Power’s capital expenditure requirements were funded internally.  In 2011 and for the five-year period ending 2015, 100% of Cleco Power’s capital expenditure requirements are expected to be funded internally.  All computations of internally funded capital expenditures exclude AFUDC.
Other subsidiaries had capital expenditures of $154.1 million during the year ended December 31, 2010, and $1.0 million during each of the years ended December 31, 2009 and 2008.  The increase during 2010 was primarily due to Cleco Corporation’s facilitation of the Acadia Unit 1 transaction.  Other subsidiary expenditures for capital expenditures and debt payments in 2011 are estimated to total $4.0 million.  For the five-year period ending 2015, estimated capital expenditures and debt payments for other subsidiaries are expected to total $11.0 million.
Cleco’s estimated capital expenditures and debt maturities for 2011 and for the five-year period ending 2015 are presented in the following tables.  All amounts exclude AFUDC.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

 Cleco
PROJECT (THOUSANDS)	2011	%	2011-2015%

Acadiana Load Pocket	$42,000	21%	$92,000	13%
AMI	8,000	4%	52,000	7%
Madison Unit 3	26,000	13%	26,000	4%
Teche Unit 4 Blackstart	7,000	3%	7,000	1%
Substation expansion	9,000	4%	10,000	1%
New business	23,000	12%	127,000	18%
General 1	85,000	43%	405,000	56%
Total capital expenditures	$200,000	100%	$719,000	100%
Debt payments	12,000		220,000
Total capital expenditures and debt payments	$212,000		$939,000
1 Refers to the rehabilitation of older transmission, distribution, and generation assets at Cleco Power and plant maintenance at Coughlin.

Cleco Power
PROJECT (THOUSANDS)	2011	%	2011-2015%

Acadiana Load Pocket	$42,000	21%	$92,000	13%
AMI	8,000	4%	52,000	8%
Madison Unit 3	26,000	13%	26,000	4%
Teche Unit 4 Blackstart	7,000	4%	7,000	1%
Substation expansion	9,000	5%	10,000	1%
New business	23,000	12%	127,000	18%
General 1	81,000	41%	373,000	55%
Total capital expenditures	$196,000	100%	$687,000	100%
Debt payments	12,000		205,000
Total capital expenditures and debt payments	$208,000		$892,000
1 Refers to the rehabilitation of older transmission, distribution, and generation assets at Cleco Power.

For more information on the Acadiana Load Pocket project, see “— Regulatory Matters — Wholesale Rates of Cleco — Acadiana Load Pocket Project.”  For more information on the AMI project, see “— Other Matters — AMI Project.”  For more information on the Teche Unit 4 Blackstart project, see “— Other Matters — Teche Unit 4 Blackstart Project.”

Other Cash Requirements
Cleco Power’s regulated operations and Midstream’s merchant power plants are Cleco’s primary sources of internally generated funds.  These funds, along with the issuance of additional debt and equity in future years, will be used for general corporate purposes, capital expenditures, and repayment of corporate debt.

Contractual Obligations and Other Commitments
Cleco, in the course of normal business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in Cleco’s Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements.  The obligations listed in the following table do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2010, and represent only the projected future payments that Cleco was contractually obligated to make as of December 31, 2010.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

				PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	4-5 YEARS	MORE THAN 5 YEARS
Cleco Corporation *
Short-term debt obligations (1)	$150,729	$150,729	$-	$-	$-
Long-term debt obligations (2)	18,515	15,900	1,800	815	-
Operating lease obligations (4)	74	32	28	9	5
Purchase obligations (5)	16,744	7,424	6,237	2,105	978
Other long-term liabilities (6)	4,326	717	1,052	666	1,891
Pension obligations (7)	152,358	5,043	10,973	12,146	124,196
Total Cleco Corporation	$342,746	$179,845	$20,090	$15,741	$127,070
Cleco Power
Long-term debt obligations (2)	$2,936,133	$120,040	$334,931	$228,160	$2,253,002
Capital lease obligations (3)	37,466	4,668	9,339	9,337	14,122
Operating lease obligations (4)	34,354	9,204	16,435	3,816	4,899
Purchase obligations (5)	380,319	209,376	137,496	23,513	9,934
Other long-term liabilities (6)	155,217	11,989	24,784	26,552	91,892
Total Cleco Power	$3,543,489	$355,277	$522,985	$291,378	$2,373,849
Midstream *
Purchase obligations (5)	$4,024	$724	$1,200	$1,200	$900
Other long-term liabilities (6)	49	31	18	-	-
Total Midstream	$4,073	$755	$1,218	$1,200	$900
Total short-term debt obligations (1)	$150,729	$150,729	$-	$-	$-
Total long-term debt obligations (2)	$2,954,648	$135,940	$336,731	$228,975	$2,253,002
Total capital lease obligations (3)	$37,466	$4,668	$9,339	$9,337	$14,122
Total operating lease obligations (4)	$34,428	$9,236	$16,463	$3,825	$4,904
Total purchase obligations (5)	$401,087	$217,524	$144,933	$26,818	$11,812
Total other long-term liabilities (6)	$159,592	$12,737	$25,854	$27,218	$93,783
Total pension obligations (7)	$152,358	$5,043	$10,973	$12,146	$124,196
Total	$3,890,308	$535,877	$544,293	$308,319	$2,501,819

(1)Short-term debt outstanding as of December 31, 2010, consists of a one-year bank term loan that is expected to mature during 2011.  Cleco’s anticipated interest payments related to short-term debt also are included in this category.  For additional information regarding Cleco’s short-term debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt.”

 (2)Long-term debt existing as of December 31, 2010, is debt that has a final maturity of January 1, 2012, or later (current maturities of long-term debt are due within one-year).  Cleco’s anticipated interest payments related to long-term debt also are included in this category.  Scheduled maturities of debt will total $12.3 million for 2011 and $1.4 billion for the years thereafter.  These amounts also include capital lease maturities.  For additional information regarding Cleco’s long-term debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt” and “— Debt” above.

(3)Capital leases are maintained in the ordinary course of Cleco’s business activities.  These leases include barges.  For additional information regarding these leases, including Cleco Power’s obligation to purchase the barges, see Item 8, “Financial Statement and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”

(4)Operating leases are maintained in the ordinary course of Cleco’s business activities.  These leases include towboat, rail car, vehicle, office space, operating facilities, and office equipment leases and have various terms and expiration dates from 1 to 15 years.  For additional information regarding Cleco’s operating leases, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Operating Leases.”

(5)Significant purchase obligations for Cleco are listed below:

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

EPC contract: Cleco Power entered into the Amended EPC Contract with Shaw to construct Madison Unit 3. For more information, see “— Regulatory Matters — Madison Unit 3.”
Purchase orders: Cleco has entered into purchase orders in the course of normal business activities.
(6)Other long-term liabilities primarily consist of obligations for franchise payments, deferred compensation, facilities use, and various operating and maintenance agreements.

(7)Pension obligations consist of obligations for SERP and other postretirement obligations.  In January 2011, Cleco made $60.0 million in discretionary contributions to the pension plan for the 2011 plan year.  For additional information regarding Cleco’s pension plan, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Pension Plan and Employee Benefits.”

For purposes of this table, it is assumed that all terms and rates related to the above obligations will remain the same, and all franchises will be renewed according to the rates used in the table.

*Various operating and maintenance agreements related to Midstream’s equity investment in Acadia are not reflected in the chart above.  For additional information on these entities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities.”

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Other Commitments
The obligations listed in the following table represent the projected future payments that Cleco may be obligated to make relative to uncertain tax positions as of December 31, 2010.  For more information on Cleco’s uncertain tax positions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Income Taxes — Uncertain Tax Positions.”

UNCERTAIN TAX POSITIONS (THOUSANDS)	AT DECEMBER 31, 2010
Tax liability	$102,785
Interest	41,018
Total*	$143,803

Cleco	$143,803	(1)
Cleco Power	$76,186	(2)
Midstream	$70,450	(3)
*Uncertain federal and state tax positions as of December 31, 2010, that will be settled at some future date with the IRS and Louisiana Department of Revenue.
(1) Includes interest of $41,018
(2) Includes interest of $15,211
(3) Includes interest of $28,640

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
Cleco Corporation entered into these off-balance sheet commitments in order to entice desired counterparties to contract with its affiliates by providing some measure of credit assurance to the counterparty in the event Cleco’s affiliates do not fulfill certain contractual obligations.  If Cleco Corporation had not provided the off-balance sheet commitments, the desired counterparties may not have contracted with Cleco’s affiliates, or may have contracted with them on terms less favorable to its affiliates.
The off-balance sheet commitments are not recognized on Cleco’s Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  At December 31, 2010, these off-balance sheet commitments reduced available borrowings by $5.4 million.  Cleco’s off-balance sheet commitments as of December 31, 2010, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

		AT DECEMBER 31, 2010
	FACE		NET
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$177,400	$135,000	$42,400
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500
Guarantee to Cleco Power on behalf of Acadia*	6,750	2,036	4,714
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725	-	3,725
Total	$188,375	$137,036	$51,339
* Represents APH’s 50% share

Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004.  This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished.  As of December 31, 2010, the aggregate guarantee of $177.4 million was limited to $42.4 million due to the performance of some of the underlying obligations that were guaranteed.  Management believes it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims.  The discounted probability-weighted liability under the guarantees and indemnifications recognized on the balance sheet as of December 31, 2010, was $0.2 million.
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement.  This guarantee will be effective through the life of the agreement.
Acadia provided limited guarantees and indemnifications to Cleco Power under the Master Reorganization and Redemption Agreement related to the acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities in February 2010.  In connection with this transaction, Acadia became 100% owned by Cajun, which is now 50% owned by APH and 50% owned by third parties.  In relation to the Cleco Power transaction, Acadia agreed to indemnify Cleco Power and its affiliates against 100% of Acadia’s contingent obligations.  As of December 31, 2010, APH’s share of this guarantee, through its 50% ownership in Cajun, has been reduced to $4.7 million, primarily due to the contractual expiration of the underlying indemnifications and management’s assumptions about the decreasing probability of a payment due to the passage of time.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.  Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $3.7 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Disclosures about Guarantees
In February 2010, Cleco Power acquired Acadia Unit 1 and half of Acadia Power Station’s related common facilities. Acadia provided limited guarantees and indemnifications to Cleco Power under the Master Reorganization and Redemption Agreement.  Acadia recorded an indemnification liability and a corresponding reduction of the gain of $13.5 million which represents the fair value of these indemnifications.  In a related agreement, APH agreed to accept 50% of Acadia’s indemnification liability that would be held by the third parties who indirectly own 50% of Acadia in return for $6.8 million received from the third parties.  The $6.8 million was recorded as an indemnification liability by APH.  Events that would require payments to Cleco Power pursuant to the indemnity include, but are not limited to:

▪	Environmental costs that were caused by events occurring before the closing of the transaction;
▪	Claims against Cleco Power for liabilities retained by Acadia;
▪	Certain conditions of Acadia Unit 1 that were discovered prior to September 30, 2010; and
▪	Breach of fundamental representations of Acadia, such as legal existence, ownership of Acadia Unit 1 and valid authorization to dispose of Acadia Unit 1.

Acadia and APH will be released from the underlying liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising.  The indemnification obligation is expected to have a term of approximately three years, which reflects both contractual expiration of the underlying indemnifications and management’s assumptions about the decreasing probability of a payment due to the passage of time.  After the three-year period, a residual value of less than $0.1 million will remain.  At December 31, 2010, APH had an indemnification liability of $4.7 million, which represents the risk of payment.
As part of the Lignite Mining Agreement amended in 2009, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At December 31, 2010, Cleco Power had a liability of $3.8 million related to the amended agreement.  The maximum projected payment by Cleco Power under this obligation is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap.  The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment.  Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations.  The Amended Lignite Mining Agreement does not terminate pursuant to its terms until 2026 and does not affect the amount the Registrants can borrow under their credit facilities.
The following table summarizes the expected termination dates of the off-balance sheet commitments and on-balance sheet guarantees discussed above:

				AT DECEMBER 31, 2010
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Off-balance sheet commitments	$51,339	$3,725	$4,714	$-	$42,900
On-balance sheet guarantees	8,496	-	4,715	-	3,781
Total	$59,835	$3,725	$9,429	$-	$46,681

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
Generally, neither Cleco Corporation nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations.  The one exception is the insurance contracts associated with the indemnification of directors, managers, officers, agents, and employees.  There are no assets held as collateral for third parties that either Cleco Corporation or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees or indemnification obligations.

Inflation
Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged approximately 1.72% during the three years ended December 31, 2010.  Cleco believes inflation, at this level, does not materially affect its results of operations or financial condition.  However, under existing regulatory practice, only the historical cost of a plant is recoverable from customers.  As a result, Cleco Power’s cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant and equipment in future years.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Regulatory Matters

Generation RFP

Renewable Energy Pilot Program
The LPSC, under Docket No. R-28271-B, issued General Order No. 11-12-10, which was subsequently corrected with General Order 12-9-10, establishing the LPSC Renewable Energy Pilot Program Implementation Plan (“Implementation Plan”).  Cleco Power plans to meet its requirement under the Research Component of the Implementation Plan by developing a minimum of three self-build renewable energy projects, each with a maximum nameplate rating of 300 kilowatts.  Additional limitations regarding the self-build projects include (i) a maximum capital cost of $1.8 million for each project, and (ii) a maximum collective capital cost of $10.0 million for the projects, in addition to (iii) the projects being fully operational by the end of 2013.  The Implementation Plan allows Cleco Power to construct an additional project without a capital cost cap, but the project is limited to five MW and must be certified by the LPSC.
The RFP component of the Implementation Plan requires each LPSC jurisdictional utility to conduct an RFP for new long-term renewable resources, while prohibiting the utilities from bidding self-build projects into the long-term RFP.  Cleco Power’s requirement as stated in the RFP component of the Implementation Plan is 43 MW of renewable energy with a minimum term of 10 years and a maximum term of 20 years, and can reasonably be expected to be deliverable within the 2011-2014 time period.
However, Cleco Power qualifies for, and intends to exercise, an exception to the self-bid prohibition.  The exception is allowed because Madison Unit 3 was also designed to burn biomass fuel in addition to its primary fuel, petroleum coke.  The exception allows Cleco Power to conduct an RFP for biomass fuel for co-firing in Madison Unit 3 as well as allowing time to identify modifications that may be required to co-fire biomass fuel, or operational limitations that may be encountered when co-firing biomass fuel.  As part of this process, Cleco Power intends to test burn biomass fuel in Madison Unit 3 during 2011.  The projected cost of the burn is approximately $3.0 million, consisting of $2.0 million of capital modifications, $0.7 million of non-fuel start-up costs, and $0.3 million of biomass fuel.  Pursuant to the LPSC’s General Orders discussed above, Cleco Power has filed an application requesting recovery of costs related to the test burn.  Cleco Power’s request is pending before the LPSC, under Docket No. S-31792.  Cleco Power is required to use good faith, commercially reasonable efforts to complete its RFP and analysis by December 31, 2011, and provide a written report to the LPSC regarding the co-firing of biomass fuel in Madison Unit 3.  Ultimately, the LPSC may authorize Cleco Power to pursue co-firing biomass fuel in Madison Unit 3 or require Cleco Power to conduct an additional RFP for 43 MW of renewable energy as discussed earlier.  Cleco Power published a Request for Information for Biomass Fuels on December 17, 2010, and plans on issuing its RFP for biomass fuel during the latter half of 2011.

Madison Unit 3
In May 2006, Cleco Power began construction of Madison Unit 3, a 600-MW solid fuel power plant.  The unit commenced commercial operations on February 12, 2010.  Madison Unit 3 is capable of burning various solid fuels, but initially will primarily burn petroleum coke produced by several refineries throughout the Gulf Coast region.  Cleco Power has contracted with three refineries to supply various amounts of the Madison Unit 3 fuel requirements though 2014.  Due to pricing and lower than anticipated consumption at Madison 3 in 2010, Cleco has terminated one of the three petroleum coke supply contracts effective as of December 31, 2010.
In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract to construct the unit, which contract has subsequently been amended by the parties.  Under the amended contract, the lump-sum price for construction of Madison Unit 3 by Shaw is $795.6 million.  In support of Shaw’s performance obligations, Cleco Power, as of December 31, 2010, is retaining a letter of credit in the amount of $58.9 million, an additional $0.8 million of payment retainage, as well as a $200.0 million payment and performance bond in favor of Cleco Power as specified under the Amended EPC Contract.  The retention and remaining letter of credit are provided in support of Shaw’s potential payment of liquidated damages, or other payment performance obligations.
As of December 31, 2010, Cleco Power had incurred approximately $985.5 million in total project costs, including amounts paid under the Amended EPC Contract, AFUDC and a reduction for delay liquidated damages.  The Madison Unit 3 budget forecast includes AFUDC, Amended EPC Contract costs, and other development expenses and remains within 1% of its estimated projection of $1.0 billion.  Cleco Power accepted care, custody, and control of the unit on February 12, 2010 when the unit achieved commercial operations.  Shaw has not reached project completion under the contract, as the reliability test and specified boiler performance criteria have not been met.  Shaw must correct various identified items, complete various performance guarantee tests, meet a 30-day reliability performance test, and correct various warranty issues under a one-year warranty period.  Cleco Power and Shaw have submitted various claims, relating to the Amended EPC Contract, to arbitration.  On April 30, 2010, Shaw filed a demand for arbitration asserting claims of $32.0 million including impacts due to the 2008 hurricane force majeure, alleged excess fuel moisture intake, water quality and a river embankment slope failure, and the associated recovery of schedule related liquidated damages withheld by Cleco Power.  In May 2010, Cleco Power issued to Shaw a notice of default relating to Shaw’s inability to meet certain material obligations under the Amended EPC Contract.  Furthermore, as a result of Shaw filing the demand for arbitration, certain claims exceeded a $1.0 million threshold, triggering an unwind  of certain fuel related matters included in a prior settlement between the parties, Amendment No. 4, and Cleco

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

demanded an associated payment of $19.0 million.  In February 2011, Cleco drew on the Shaw letter of credit in an amount of $19.0 million for amounts relating to the unwind.  Shaw has amended its demand for arbitration to contest the unwind, and is seeking recovery of such amounts in the on-going arbitration proceedings.  Under the arbitration proceedings, Cleco has also filed compulsory counterclaims for liquidated damages associated with Shaw’s inability to meet various guarantees in the amount of $94.0 million, and up to $320.0 million in warranty claims associated with boiler performance burning petroleum coke.  All of these matters will be resolved by decision of the arbitrator in accordance with the terms of the Amended EPC Contract.  The arbitration process is expected to be completed during the second half of 2011.

CCN
In May 2006, the LPSC issued its order granting Cleco Power a CCN to construct, own, and operate Madison Unit 3.  At its September 2006 business meeting, the LPSC approved a Madison Unit 3 post-certification monitoring plan that requires, at least quarterly, reports addressing construction progress, expenditures, project financing, environmental compliance, and other related matters.  As of December 31, 2010, Cleco Power was in compliance with this monitoring plan.  The monitoring plan has remained in place since the unit began commercial operation on February 12, 2010.

Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Environmental Matters.”

Retail Rates of Cleco Power
Retail rates regulated by the LPSC accounted for approximately 92% of Cleco Power’s 2010 and 2009 revenue.

Fuel Rates
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through an LPSC-established fuel adjustment clause that enables Cleco Power to pass onto its customers substantially all such charges.  These fuel and purchased power costs are subject to audit by the LPSC pursuant to the Fuel Adjustment Clause General Order issued in November 1997 in Docket No. U-21497, which provides that an audit will be performed not less than every other year.  Cleco Power’s last fuel audit was for the years 2001 and 2002.  Cleco Power currently has fuel adjustment clause filings for 2003 through 2010 subject to audit.  In March 2009, the LPSC proceeded with an audit of fuel adjustment clause filings for the years 2003 through 2008.  The total amount of fuel expenses included in the audit is approximately $3.2 billion.  Cleco Power has responded to data requests from the LPSC.  These responses are currently under review by the LPSC.  Management is unable to determine the outcome of this audit.  However, if a disallowance of fuel costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
To help stabilize electricity costs, the LPSC in 2001 encouraged hedging the exposure to natural gas price volatility through the use of financial instruments.  Cleco Power hedges a portion of the projected natural gas volumes used to serve its native electric load during each year.  The hedge quantity is reviewed and adjusted periodically based on projected market indicators.
In February 2008, the LPSC opened an inquiry and issued a request for comments to investigate the potential for incentive-based mechanisms for fuel cost recovery.  Management is unable to predict the time of completion and cannot determine the impact any potential rulemaking may have on the financial condition, results of operations, and cash flows of Cleco Power.
In August 2009, the LPSC opened a docket to study the promotion of energy efficiency by jurisdictional electric and natural gas utilities.  In March 2010, the LPSC Staff issued a request for comments and their preliminary report was issued on December 29, 2010.  Management is unable to predict the time of completion and cannot determine the impact any potential rulemaking may have on the financial condition, results of operations, and cash flows of Cleco Power.

Base Rates
Beginning in 2010, Cleco Power was subject to the terms of a FRP established by the LPSC.  New electric rates under this FRP became effective upon commencement of commercial operations at Madison Unit 3 on February 12, 2010.  The 2010 FRP has a target return on equity of 10.7%, including returning to retail customers 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings above 12.3%.  The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually.  Credits are typically included on customers’ bills the following summer, but the timing of the refunds is ultimately at the discretion of the LPSC.  The capital structure assumes an equity ratio of 51.0%.  The 2010 FRP included a mechanism that allowed for the recovery of revenue requirements related to Cleco Power’s acquisition of Acadia Unit 1, which was completed in February 2010.  The 2010 FRP also includes a mechanism allowing for recovery of revenue requirements for the Acadiana Load Pocket transmission project, which is expected to be completed in 2012.  The 2010 FRP allows Cleco Power to propose additional capital projects to the LPSC during its initial four-year term.
For information concerning amounts accrued and refunded by Cleco Power as a result of the FRP and information on the Staff’s FRP reviews, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Electric Customer Credits.”

Wholesale Rates of Cleco

Power Sales
Cleco’s wholesale electric power sales are regulated by FERC via cost- and market-based tariffs.  Both Coughlin and Acadia

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

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
In June 2009, Cleco Power filed a scheduled market power analysis and filed another market power analysis in March 2010 after acquiring Acadia Unit 1.  The reviews conducted by FERC for these filings concluded that Cleco demonstrated a lack of market power in Cleco Power’s control area, and the power marketing entities may continue to charge market-based rates for wholesale power.

Transmission Service
Cleco’s electric transmission rates are regulated by FERC via cost-based, pro forma OATTs, a FERC-approved document outlining rates, charges, rules and conditions under which a utility provides electric transmission service.  The pro forma OATT was instituted by FERC in 1996 with the issuance of Order Nos. 888 and 889.  These orders required FERC-regulated electric utilities to offer third parties access to transmission under terms and conditions comparable to the terms and conditions followed by the utilities for use of their own systems.  The goal of these orders was to ensure that the provision of transmission service is reasonable and not unduly discriminatory or preferential.
On February 15, 2007, FERC issued Order No. 890 amending its regulations and the pro forma tariff adopted in FERC Order Nos. 888 and 889.  The amendments addressed apparent deficiencies in the pro forma tariff and standardized several industry practices relating to the provision of wholesale transmission service.  In November 2009, FERC issued Order 890-D affirming its basic determinations in Order Nos. 890, 890-A, 890-B, and 890-C, granting clarification regarding certain revisions to its regulations and the pro forma open-access transmission tariff adopted in Order Nos. 888 and 889 to ensure that transmission services are provided on a basis that is just, reasonable, and not unduly discriminatory.  FERC granted clarification regarding the requirement to undesignate network resources used to serve off-system sales.  Cleco Power has incorporated these new requirements and business practices into its operations, which had no significant impact on Cleco Power.

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with Lafayette Utilities System, a municipal utility, and Entergy Gulf States, to upgrade interconnected transmission systems in south Louisiana.  The project received the LPSC’s approval in February 2009 and confirmation that it is in the public’s interest.  Also in February 2009, approval was received from the SPP, Cleco Power’s reliability coordinator, to begin construction.  The joint project includes expanding and upgrading the electric transmission infrastructure in south central Louisiana in an area known as the Acadiana Load Pocket.
The project includes upgrades to certain existing electric facilities as well as the construction of new substations, transmission lines, and capacitor banks.  The estimated total cost of the project is approximately $250.0 million.  Each utility is responsible for various components of the project.  Cleco Power’s portion of the cost is approximately $150.0 million, including AFUDC.  The first phase of construction began in September 2009, with the final phase scheduled to be completed in 2012.  At December 31, 2010, Cleco Power had spent $54.0 million on the project and expects to incur an additional $44.3 million during 2011.  Upgrading the interconnected transmission system is expected to increase capacity, reduce transmission constraints, and improve electric service for customers served by all three utilities.

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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

On December 17, 2009, the Entergy Regional State Committee (Entergy-RSC) was formed. This committee provides collective state regulatory agency input on the operations of and upgrades to the Entergy Transmission System, including issues relating to the SPP ICT. The Entergy-RSC is comprised of retail regulatory commissioners from agencies in Arkansas, Louisiana, Mississippi, Texas, and the Council of the City of New Orleans.
In early 2009 the Arkansas Public Service Commission directed SPP to perform a comprehensive Cost Benefit Analysis Study (“CBA Study”) of full SPP membership by all the Entergy Operating Companies as compared to participation under the existing ICT services arrangement and full SPP membership by Entergy Arkansas, Inc. as a standalone entity, compared to continuing under the existing ICT services arrangement. As part of a June 24, 2009 Technical Conference in Charleston, South Carolina, the retail regulators of the Entergy operating companies asked that the CBA Study include an additional evaluation of each of the Entergy operating companies. During the conference, the Chairman of FERC offered to fund this CBA Study.
This CBA Study analyzed only the continued participation of all Entergy operating companies under the existing ICT services arrangement versus the full membership of all Entergy operating companies, as well as Cleco Power in SPP under the SPP OATT with SPP’s Future Market Design in effect. Market participants and the Entergy-RSC may request additional studies as part of the CBA Study. The study was completed on September 30, 2010. Additional addendum studies are being performed including Entergy Arkansas joining the Midwest Independent System Operator RTO. These studies are expected to be completed in early 2011.
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

Electric Reliability Organization
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards.  In July 2006, FERC named NERC as the ERO that will be required to develop the mandatory reliability standards.  All public utilities subject to FERC’s authority are required to comply with the incorporated standards and could be subjected to financial penalties if they violate FERC’s reliability or business practice standards.
In February 2010, the SPP RE notified Cleco that an audit would be conducted of Cleco Corporation to determine its compliance with the NERC Reliability Standard Requirements.  Cleco was evaluated for compliance with all the NERC Monitored Compliance Reliability Standards for 2010 that apply to Cleco based on its registered functions for the three previous years after 2007.  The audit began in April 2010.  Cleco has submitted mitigation plans and evidence of remedial efforts in connection with the SPP’s initial findings from the April 2010 audit.  Discussions with the SPP are continuing.  Management is currently unable to predict the ultimate outcome of the audit and whether the results will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
For a discussion of risks associated with FERC’s regulation of Cleco Power’s wholesale electric business, see Part I, Item 1A, “Risk Factors — Reliability Standards Compliance.”

Retail Electric Markets
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
Currently, the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction.  Instead, retail service is obtained through a long-term nonexclusive franchise.  The LPSC uses a “300-foot rule” for determining the supplier for new customers.  The “300-foot rule” requires a customer to take service from the electric utility that is within 300 feet of the respective customer.  If the customer is beyond 300 feet from any existing utility service, they may choose their electric supplier.  The LPSC is currently reviewing its “300-foot rule” (Docket No. R-28955).  Management is unable to predict the time of completion and cannot determine the impact any potential rulemaking may have on the financial condition, results of operations, and cash flows of Cleco Power.  The application of the current rule has led to competition with neighboring utilities for retail customers at the borders of Cleco Power’s service areas.  Such competition has led to complaints by competitors that Cleco Power has violated the 300-foot rule.  Several complaints have been made by competitors who operate as rural electric cooperatives and, if the LPSC were to rule in favor of such competitors, Cleco Power may be fined.  Management does not believe any such fines, if imposed, would have a material impact on Cleco Power’s financial condition.  Cleco Power also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications.  Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration or from independent power producers.
For information on dual franchise attempts, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises.”

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

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
In September 2009, in connection with its approval of the Oxbow Lignite Mine acquisition, the LPSC agreed to discontinue benchmarking and the corresponding potential to defer future lignite mining costs while preserving the recovery of the legacy deferred fuel balance previously authorized.  At December 31, 2010, and 2009, Cleco Power had $21.7 million and $24.2 million, respectively, in deferred costs remaining uncollected.

Oxbow Lignite Mine Acquisition
In April 2009, Cleco Power entered into an agreement with SWEPCO to purchase Oxbow from NAC.  In September 2009, the LPSC approved the joint application authorizing the acquisition of Oxbow.  In December 2009, Cleco Power and SWEPCO completed the transaction.  Cleco Power’s 50% portion of the purchase price for the lignite reserves was $12.9 million.  SWEPCO likewise paid $12.9 million for its 50% interest in the lignite reserves.  SWEPCO’s subsidiary, DHLC, acquired the mining equipment and related assets and permits for $15.6 million and operates the new mine along with its current operations at the Dolet Hills Lignite Mine on similar terms.  The controlled lignite reserves of approximately 43 million tons contained within the Oxbow Mine permit area, together with the reserves from the Dolet Hills Lignite Mine are expected to be sufficient to fuel the Dolet Hills Power Station until at least 2026.  The existing Red River Lignite Supply and Transportation Agreement with NAC terminated upon the closing of this transaction.

AMI Project
In October 2009, Cleco Power received notification of its selection to receive a $20.0 million grant from the DOE to deploy advanced metering infrastructure technology for Cleco Power’s customers.  Cleco Power applied to the DOE under a small grant process, which capped the grant award at $20.0 million.  The DOE selected 100 smart-grid initiatives out of approximately 400 applications for funding under the smart-grid investment grant program.  The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009.  In May 2010, Cleco Power accepted the terms of the $20.0 million grant from the DOE and the DOE assistance agreement was executed.
Implementing smart-grid technology includes installing smart meters with two-way communication capabilities along with implementing a territory-wide communication network and data management system.  The primary initial benefit is savings gained through operational efficiencies.  Another benefit is increased information about customer usage, which will give Cleco Power better distribution system planning data, better response to customer usage questions, and faster detection and restoration of system outages.  Future benefits could include providing customers with near real-time energy usage information and rate options.  These benefits may also require other significant capital investments.
Cleco Power estimates the project will cost approximately $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million.  In April 2010, Cleco Power received board approval for the project conditioned upon approval by the LPSC.  Cleco Power filed an application with the LPSC in June 2010 and requested expedited approval of the project prior to the end of 2010.  A July 2010 status conference established a procedural schedule for the docket.  On October 15, 2010, Cleco Power, the LPSC Staff, and the interveners in the docket executed a Proposed Uncontested Stipulated Settlement, which was filed with the LPSC.  An uncontested stipulation hearing was conducted on October 25, 2010 before the Administrative Law Judge, during which the Proposed Uncontested Stipulated Settlement, as well as Cleco Power’s and the LPSC Staff’s respective testimony, were made part of the docket’s evidentiary record.  In November 2010, the LPSC requested that Cleco Power levelize the impact to customers’ bills by utilizing deferrals of initial net incremental costs in the early years, which would then reverse as net cost savings materialize later in the project cycle.  Cleco Corporation’s Board of Directors approved the realigned recovery mechanism on January 28, 2011, and the LPSC approved the project at its February 23, 2011 Business and Executive Session.  Cleco Power expects to complete the project by the second quarter

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

of 2013. At December 31, 2010, Cleco Power had incurred $1.8 million in AMI costs, of which the DOE reimbursed $0.8 million to Cleco Power.

Teche Unit 4 Blackstart Project
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
At December 31, 2010, Cleco Power had incurred $23.2 million of the estimated $31.0 million total expenditures for this project.  This estimate includes the necessary upgrades to allow the purchased unit to also function as a generation resource suitable for peaking capacity.  Phase I of the project, which included procurement of the gas turbine, has been completed.  Phase II, which includes site construction, began in the second quarter of 2010.  The project is expected to be completed in the second quarter of 2011.

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.  Market conditions during the past few years have limited the availability and have increased the costs of capital for many companies.  The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses.  After assessing the current operating performance, liquidity, and credit ratings of Cleco, management believes that it will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  Cleco Corporation and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held.  If Cleco Corporation or Cleco Power’s credit ratings were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation or Cleco Power, as the case may be, would be required to pay additional fees and higher interest rates under their respective credit facilities.  Cleco Power’s collateral for derivatives is based on the lowest rating held.  If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s or Moody’s, Cleco Power would be required to pay additional collateral for derivatives.

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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Sensitivity to changes in interest rates for fixed-rate obligations is computed by calculating the current fair market value using a net present value model based upon a 1% change in the average interest rate applicable to such debt.  Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
As of December 31, 2010, the carrying value of Cleco’s long-term fixed-rate debt was approximately $1.4 billion, with a fair market value of approximately $1.4 billion.  There is a $58.2 million difference between the carrying value of the debt and the market value of such debt which is driven by the spread between the stated rate of Cleco’s debt as compared to the current market yield for debt with similar risk profiles, maturities, and terms as Cleco’s debt.  Fair value was determined using quoted market prices.  Each 1% increase in the average interest rates applicable to such debt would result in a corresponding decrease of approximately $111.1 million in the fair value of these instruments.  If these instruments are held to maturity, no change in stated value will be realized.
At December 31, 2010, Cleco had a $150.0 million short-term variable-rate bank term loan with an interest rate of one-month LIBOR plus 2.75%. This bank term loan was set to expire February 2011.  In January 2011, Cleco extended the bank term loan to mature on August 19, 2011 and lowered the interest rate to one-month LIBOR plus 2.50%.  At December 31, 2010, the interest rate on the bank term loan was 3.02%.  Each 1% increase in the interest rate applicable to such debt would have resulted in a $1.5 million decrease in pre-tax earnings of Cleco.
At December 31, 2010, Cleco Corporation had $15.0 million principal amount of long-term variable-rate debt outstanding under its $200.0 million four-year credit facility at an interest rate of 2.32%.  The borrowings under the credit facility are considered long-term as the credit facility does not expire until 2014.  The borrowing costs under the facility are equal to one-month LIBOR plus 2.50%, including facility fees of 0.45%.  The existing borrowings had 30-day terms and matured on January 24, 2011.  Each 1% increase in the interest rate applicable to such debt would have resulted in a $0.2 million decrease in pre-tax earnings of Cleco.

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
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate the volatility in customer fuel costs, as encouraged by an LPSC order.  Cleco Power’s fuel stabilization policy targets higher levels of minimum hedging percentages and mitigates the volatility in customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles.  Based on market prices at year end, the net mark-to-market impact related to open natural gas positions at December 31, 2010, and 2009, were losses of $15.1 million and $24.9 million, respectively.  The majority of these natural gas positions will close over the next 12 months.  Deferred losses relating to closed natural gas positions at December 31, 2010, and 2009, totaled $1.6 million and $2.6 million, respectively.
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
Based on these assumptions, the VaR relating to Cleco Power’s hedge transactions for 2010, as well as the VaR at December 31, 2010, and 2009, are summarized in the following table.

	FOR THE YEAR ENDED DECEMBER 31, 2010			AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2010	2009
Economic hedges	$139.2	$-	$38.5	$-	$110.9
Fuel cost hedges	$3,650.4	$702.8	$1,519.0	$1,346.0	$2,848.5

All open positions were transacted by Cleco Power.  The decrease in VaR for fuel cost hedges at December 31, 2010, compared to December 31, 2009, is due to the decrease in hedged positions.
The following table summarizes the market value maturities of open natural gas contracts at December 31, 2010.  All contracts were transacted by Cleco Power.

(THOUSANDS)	MATURITY LESS THAN ONE YEAR	MATURITY 1-3 YEARS	MATURITY OVER THREE YEARS	TOTAL FAIR VALUE
Liabilities	$32,935	$12,539	$-	$45,474

For additional information on the market value maturities of contracts, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Fair Value Accounting.”

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

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
As of December 31, 2010, the carrying value of Cleco Power’s long-term fixed-rate debt was approximately $1.4 billion, with a fair market value of approximately $1.4 billion.  There is a $58.2 million difference between the carrying value of the debt and the market value of such debt which is driven by the spread between the stated rate of Cleco Power’s debt as compared to the current market yield for debt with similar risk profiles, maturities, and terms as Cleco Power’s debt.  Fair value was determined using quoted market prices.  Each 1% increase in the average interest rates applicable to such debt would result in a corresponding decrease of approximately $111.1 million in the fair values of these instruments.  If these instruments are held to maturity, no change in stated value will be realized.
Cleco Power had no short- or long-term variable-rate debt as of December 31, 2010.
At December 31, 2010, Cleco Power had no borrowings outstanding under its $300.0 million four-year credit facility.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of
Directors of Cleco Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cleco Corporation (the "Company") and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.
As discussed in “Recent Accounting Pronouncements” in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for variable interest entities in 2010.
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

/s/  PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 24, 2011

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Member and Board of
Managers of Cleco Power LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Cleco Power LLC (“the Company”) and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in “Recent Accounting Pronouncements” in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for variable interest entities in 2010.
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

/s/  PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 24, 2011

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2010	2009	2008
Operating revenue
Electric operations	$1,086,102	$808,646	$1,032,970
Tolling operations	26,067	-	-
Other operations	44,529	33,651	36,768
Affiliate revenue	1,564	11,461	10,460
Gross operating revenue	1,158,262	853,758	1,080,198
Electric customer credits	(9,596)	-	-
Operating revenue, net	1,148,666	853,758	1,080,198
Operating expenses
Fuel used for electric generation	363,550	261,456	235,706
Power purchased for utility customers	141,864	216,906	471,261
Other operations	119,516	109,060	99,028
Maintenance	81,228	51,300	47,089
Depreciation	112,203	78,204	77,876
Taxes other than income taxes	34,626	29,947	34,471
Loss (gain) on sales of assets	338	76	(110)
Total operating expenses	853,325	746,949	965,321
Operating income	295,341	106,809	114,877
Interest income	409	1,512	5,417
Allowance for other funds used during construction	12,413	73,269	64,953
Equity income (loss) from investees	38,849	(17,423)	(5,542)
Gain on toll settlement	148,402	-	-
Other income	5,242	5,581	1,263
Other expense	(6,991)	(2,807)	(7,970)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	100,339	77,228	72,042
Allowance for borrowed funds used during construction	(4,563)	(26,173)	(19,642)
Total interest charges	95,776	51,055	52,400
Income before income taxes	397,889	115,886	120,598
Federal and state income tax expense	142,498	9,579	18,457
Net income	255,391	106,307	102,141
Preferred dividends requirements, net of tax	46	46	46
Net income applicable to common stock	$255,345	$106,261	$102,095
Average shares of common stock outstanding
Basic	60,431,142	60,187,894	59,990,229
Diluted	60,754,589	60,498,205	60,214,640
Basic earnings per share
Net income applicable to common stock	$4.23	$1.77	$1.70
Diluted earnings per share
Net income applicable to common stock	$4.20	$1.76	$1.70
Cash dividends paid per share of common stock	$0.975	$0.900	$0.900
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets
	AT DECEMBER 31,
(THOUSANDS)	2010	2009
Assets
Current assets
Cash and cash equivalents	$191,128	$145,193
Restricted cash	14,959	29,941
Customer accounts receivable (less allowance for doubtful accounts of $1,046 in 2010 and $1,173 in 2009)	38,820	29,550
Accounts receivable – affiliate	831	12,129
Other accounts receivable (less allowance for doubtful accounts of $2,409 in 2010 and $0 in 2009)	52,546	28,878
Taxes receivable	50,104	15,449
Unbilled revenue	44,649	21,975
Fuel inventory, at average cost	82,737	80,038
Material and supplies inventory, at average cost	48,265	41,410
Risk management assets, net	-	2,854
Accumulated deferred federal and state income taxes, net	4,106	6,799
Accumulated deferred fuel	10,348	35,059
Cash surrender value of company-/trust-owned life insurance policies	49,789	30,269
Prepayments	6,399	3,571
Regulatory assets – other	13,508	9,914
Other current assets	661	896
Total current assets	608,850	493,925
Property, plant and equipment
Property, plant and equipment	3,810,896	2,144,491
Accumulated depreciation	(1,162,456)	(999,204)
Net property, plant and equipment	2,648,440	1,145,287
Construction work in progress	135,785	1,101,743
Total property, plant and equipment, net	2,784,225	2,247,030
Equity investment in investees	86,732	251,617
Prepayments	5,274	5,096
Restricted cash, less current portion	26,089	26,510
Regulatory assets and liabilities – deferred taxes, net	203,696	191,844
Regulatory assets – other	266,431	273,880
Net investment in direct financing lease	13,817	-
Intangible asset	145,374	157,098
Other deferred charges	20,922	47,847
Total assets	$4,161,410	$3,694,847
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets (Continued)
	AT DECEMBER 31,
(THOUSANDS)	2010	2009
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Short-term debt	$150,000	$-
Long-term debt due within one year	12,269	11,478
Accounts payable	123,042	111,358
Retainage	2,726	813
Accounts payable – affiliate	155	2,370
Customer deposits	38,934	34,195
Provision for rate refund	9,598	2
Interest accrued	34,462	11,880
Risk management liability, net	9,027	13,767
Regulatory liabilities - other	43,562	33,592
Deferred compensation	7,751	7,091
Uncertain tax positions	31,853	-
Other current liabilities	14,302	15,258
Total current liabilities	477,681	241,804
Deferred credits
Accumulated deferred federal and state income taxes, net	553,211	460,894
Accumulated deferred investment tax credits	8,669	9,954
Postretirement benefit obligations	166,387	146,270
Regulatory liabilities – other	44,313	149,638
Restricted storm reserve	25,993	25,434
Uncertain tax positions	60,395	115,643
Other deferred credits	106,845	108,839
Total deferred credits	965,813	1,016,672
Long-term debt, net	1,399,709	1,320,299
Total liabilities	2,843,203	2,578,775
Commitments and Contingencies (Note 14)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 10,288 shares at December 31, 2010, and 2009	1,029	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,539,624 and 60,277,462 shares and outstanding 60,526,126 and 60,259,368 shares at December 31, 2010, and 2009, respectively	60,540	60,277
Premium on common stock	405,313	399,148
Retained earnings	863,237	667,220
Treasury stock, at cost 13,498 and 18,094 shares at December 31, 2010, and 2009, respectively	(274)	(311)
Accumulated other comprehensive loss	(11,638)	(11,291)
Total common shareholders’ equity	1,317,178	1,115,043
Total shareholders’ equity	1,318,207	1,116,072
Total liabilities and shareholders’ equity	$4,161,410	$3,694,847
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Operating activities
Net income	$255,391	$106,307	$102,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,399	121,436	120,652
Gain on forgiveness of debt	(129,870)	-	-
Provision for doubtful accounts	1,553	1,682	3,826
Return on equity investment in investees	-	750	5,106
(Income) loss from equity investments	(38,849)	17,423	5,542
Unearned compensation expense	5,587	6,087	2,540
Allowance for other funds used during construction	(12,413)	(73,269)	(64,953)
Amortization of investment tax credits	(1,285)	(1,332)	(1,380)
Net deferred income taxes	54,873	(5,983)	5,154
Deferred fuel costs	21,086	7,223	6,444
(Gain) loss on economic hedges	(405)	167	2,213
Cash surrender value of company-/trust-owned life insurance	(2,759)	(5,180)	5,334
Changes in assets and liabilities:
Accounts receivable	(35,156)	8,310	(5,557)
Accounts and notes receivable, affiliate	2,109	(8,701)	14,242
Unbilled revenue	(22,675)	(2,262)	(1,954)
Fuel, materials and supplies inventory	(7,465)	(26,680)	(12,282)
Prepayments	(2,316)	1,575	1,050
Accounts payable	3,459	11,231	2,806
Accounts and notes payable, affiliate	(2,215)	(22,796)	(34,260)
Customer deposits	12,313	12,906	5,961
Long-term receivable	27,976	-	-
Postretirement benefit obligations	2,553	(11,555)	4,899
Regulatory assets and liabilities, net	(88,333)	32,922	43,790
Other deferred accounts	4,491	(46,051)	(114,855)
Retainage payable	1,913	(11,921)	12,709
Taxes accrued	(34,266)	23,612	1,984
Interest accrued	2,466	(4,138)	(4,439)
Risk management assets and liabilities, net	7,885	4,406	(16,482)
Other operating	(2,642)	(990)	(705)
Net cash provided by operating activities(1)	193,405	135,179	89,526
Investing activities
Additions to property, plant and equipment	(283,389)	(250,286)	(335,757)
Allowance for other funds used during construction	12,413	73,269	64,953
Proceeds from sale of property, plant and equipment	801	751	1,894
Cash from reconsolidation of VIEs	812	-	-
Return of equity investment in investee	-	850	3,852
Equity investment in investees	(44,571)	(45,539)	(18,522)
Premiums paid on company-/trust-owned life insurance	(3,554)	(2,752)	(1,664)
Advances on company-owned life insurance loan	1,148	-	-
Repayment of company-owned life insurance loan	(14,355)	-	-
Transfer of cash from (to) restricted accounts	45,535	46,531	(85,021)
Other investing	23	-	1,540
Net cash used in investing activities(1)	(285,137)	(177,176)	(368,725)

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows (Continued)
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Financing activities
Change in short-term debt	150,000	-	-
Retirement of long-term obligations	(200,867)	(114,846)	(350,296)
Repayment of capital leases	(1,701)	(1,422)	(116)
Issuance of long-term debt	247,245	255,369	651,541
Deferred financing costs	(6,851)	(1,953)	(361)
Settlement of treasury rate lock	5,675	4,696	-
Dividends paid on preferred stock	(46)	(46)	(46)
Dividends paid on common stock	(58,988)	(54,221)	(54,036)
Other financing	3,200	2,130	983
Net cash provided by financing activities	137,667	89,707	247,669
Net increase (decrease) in cash and cash equivalents	45,935	47,710	(31,530)
Cash and cash equivalents at beginning of period	145,193	97,483	129,013
Cash and cash equivalents at end of period	$191,128	$145,193	$97,483
Supplementary cash flow information
Interest paid (net of amount capitalized)	$90,773	$84,629	$52,913
Income taxes paid (refunded), net	$75,498	$(30,309)	$40,213
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment	$17,765	$3,069	$16,935
Issuance of treasury stock – LTICP	$93	$117	$103
Issuance of common stock – LTICP/ESPP	$299	$290	$163
Incurrence of capital lease obligation - barges	$-	$22,050	$-
Non-cash additions to property, plant and equipment	$152,067	$-	$-
Non-cash return of investment	$152,067	$-	$-
Non-cash contribution to subsidiary, net of tax	$225,732	$-	$-
(1) Non-cash activities between the operating and investing sections in the amount of $222.1 million are excluded from the 2008 cash flow statement.  These non-cash activities are related to 2008 storm costs and storm financing.  There were no similar activities in 2009 or 2010.

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Net income	$255,391	$106,307	$102,141
Other comprehensive loss, net of tax:
Net unrealized loss from available-for-sale securities (net of tax benefit of $11 in 2008)	-	-	(73)
Amortization of post-retirement benefit net losses (net of tax benefit of $1,127 in 2010, $158 in 2009, and $193 in 2008)	(1,802)	(160)	(215)
Post-retirement benefit loss incurred during the year (net of tax expense of $1,239 in 2010, and tax benefit of $2,553 in 2009 and $668 in 2008)	(2,470)	(3,403)	(1,154)
Cash flow hedges:
Net derivatives loss arising during the period (net of tax benefit of $360 in 2010 and $456 in 2009)	(575)	(730)	-
Reclassification of interest expense on interest rate swap (net of tax expense of $267 in 2010 and $115 in 2009)	427	184	-
Reclassification of other expense on interest rate swap (net of tax expense of $434 in 2010)	694	-	-
Net gain from treasury rate lock (net of tax expense of $2,183 in 2010 and $1,664 in 2009)	3,491	2,660	-
Reclassification of interest expense on treasury rate lock (net of tax benefit of $70 in 2010 and $5 in 2009)	(112)	(9)	-
Total other comprehensive loss, net of tax	(347)	(1,458)	(1,442)
Comprehensive income, net of tax	$255,044	$104,849	$100,699
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Common Shareholders’ Equity
							ACCUMULATED
			PREMIUM				OTHER	TOTAL
	COMMON STOCK		ON COMMON	RETAINED	TREASURY STOCK		COMPREHENSIVE	COMMON
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	STOCK	EARNINGS	SHARES	COST	LOSS	EQUITY
BALANCE, JANUARY 1, 2008	59,971,945	$59,972	$391,565	$567,724	(28,356)	$(530)	$(8,391)	$1,010,340
Common stock issued for compensatory plans	94,400	94	2,932					3,026
Issuance of treasury stock			20		4,525	102		122
Dividend requirements, preferred stock, net				(46)				(46)
Dividends on common stock, $0.900 per share				(54,305)				(54,305)
Net income				102,141				102,141
Other comprehensive loss, net of tax							(1,442)	(1,442)
BALANCE, DECEMBER 31, 2008	60,066,345	$60,066	$394,517	$615,514	(23,831)	$(428)	$(9,833)	$1,059,836
Common stock issued for compensatory plans	211,117	211	4,615					4,826
Issuance of treasury stock			16		5,737	117		133
Dividend requirements, preferred stock, net				(46)				(46)
Dividends on common stock, $0.900 per share				(54,555)				(54,555)
Net income				106,307				106,307
Other comprehensive loss, net of tax							(1,458)	(1,458)
BALANCE, DECEMBER 31, 2009	60,277,462	$60,277	$399,148	$667,220	(18,094)	$(311)	$(11,291)	$1,115,043
Common stock issued for compensatory plans	262,162	263	6,129					6,392
Issuance of treasury stock			36		4,596	37		73
Dividend requirements, preferred stock, net				(46)				(46)
Dividends on common stock, $0.975 per share				(59,328)				(59,328)
Net income				255,391				255,391
Other comprehensive loss, net of tax							(347)	(347)
BALANCE, DECEMBER 31, 2010	60,539,624	$60,540	$405,313	$863,237	(13,498)	$(274)	$(11,638)	$1,317,178
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO POWER

Consolidated Statements of Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Operating revenue
Electric operations	$1,086,102	$808,646	$1,032,970
Other operations	42,578	33,558	36,675
Affiliate revenue	1,371	1,395	2,037
Gross operating revenue	1,130,051	843,599	1,071,682
Electric customer credits	(9,596)	-	-
Operating revenue, net	1,120,455	843,599	1,071,682
Operating expenses
Fuel used for electric generation	363,550	261,456	235,706
Power purchased for utility customers	141,864	216,906	471,261
Other operations	111,966	99,704	93,288
Maintenance	72,048	47,179	43,030
Depreciation	105,586	77,064	76,420
Taxes other than income taxes	32,744	29,758	31,011
Loss on sales of assets	47	70	-
Total operating expenses	827,805	732,137	950,716
Operating income	292,650	111,462	120,966
Interest income	379	1,449	3,943
Allowance for other funds used during construction	12,413	73,269	64,953
Other income	2,007	2,370	1,467
Other expense	(6,206)	(3,525)	(2,258)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	83,294	84,735	66,925
Allowance for borrowed funds used during construction	(4,563)	(26,173)	(19,642)
Total interest charges	78,731	58,562	47,283
Income before income taxes	222,512	126,463	141,788
Federal and state income taxes	75,107	15,297	27,956
Net income	$147,405	$111,166	$113,832
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DECEMBER 31,
(THOUSANDS)	2010	2009
Assets
Utility plant and equipment
Property, plant and equipment	$3,552,779	$2,127,536
Accumulated depreciation	(1,085,945)	(987,055)
Net property, plant and equipment	2,466,834	1,140,481
Construction work in progress	130,396	1,100,295
Total utility plant, net	2,597,230	2,240,776
Current assets
Cash and cash equivalents	184,912	138,113
Restricted cash	14,959	29,941
Customer accounts receivable (less allowance for doubtful accounts of $1,046 in 2010 and $1,173 in 2009)	38,820	29,550
Accounts receivable – affiliate	2,738	2,836
Other accounts receivable (less allowance for doubtful accounts of $2,349 in 2010 and $0 in 2009)	47,992	27,460
Taxes receivable	4,123	-
Unbilled revenue	44,649	21,975
Fuel inventory, at average cost	82,737	80,038
Material and supplies inventory, at average cost	45,913	41,410
Accumulated deferred federal and state income taxes, net	2,811	3,634
Risk management assets, net	-	2,854
Prepayments	4,944	3,107
Regulatory assets – other	13,508	9,914
Accumulated deferred fuel	10,348	35,059
Cash surrender value of company-owned life insurance policies	20,051	5,845
Other current assets	412	350
Total current assets	518,917	432,086
Prepayments	5,274	5,096
Restricted cash, less current portion	25,992	26,413
Regulatory assets and liabilities – deferred taxes, net	203,696	191,844
Regulatory assets – other	266,431	273,880
Intangible asset	145,374	157,098
Equity investment in investee	13,073	12,873
Other deferred charges	19,218	23,896
Total assets	$3,795,205	$3,363,962
Liabilities and member’s equity
Member’s equity	$1,233,923	$1,009,849
Long-term debt, net	1,384,709	1,225,299
Total capitalization	2,618,632	2,235,148
Current liabilities
Long-term debt due within one year	12,269	11,478
Accounts payable	112,487	103,359
Retainage	2,726	813
Accounts payable – affiliate	7,945	25,940
Customer deposits	38,934	34,195
Provision for rate refund	9,598	2
Taxes accrued	-	3,438
Interest accrued	13,450	11,854
Risk management liability, net	9,027	13,767
Regulatory liabilities – other	43,562	33,592
Other current liabilities	9,862	10,904
Total current liabilities	259,860	249,342
Commitments and Contingencies (Note 14)
Deferred credits
Accumulated deferred federal and state income taxes, net	601,574	451,671
Accumulated deferred investment tax credits	8,669	9,954
Postretirement benefit obligations	130,757	114,700
Regulatory liabilities – other	44,313	149,638
Restricted storm reserve	25,993	25,434
Uncertain tax positions	54,835	75,487
Other deferred credits	50,572	52,588
Total deferred credits	916,713	879,472
Total liabilities and member’s equity	$3,795,205	$3,363,962
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Operating activities
Net income	$147,405	$111,166	$113,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,940	88,843	86,035
Provision for doubtful accounts	1,492	1,682	3,821
Unearned compensation expense	1,846	1,855	143
Allowance for other funds used during construction	(12,413)	(73,269)	(64,953)
Amortization of investment tax credits	(1,285)	(1,332)	(1,380)
Net deferred income taxes	34,555	3,230	14,482
Deferred fuel costs	21,086	7,223	6,444
(Gain) loss on economic hedges	(405)	167	2,213
Cash surrender value of company-owned life insurance	(345)	(454)	(427)
Changes in assets and liabilities:
Accounts receivable	(35,261)	9,646	(5,972)
Accounts and notes receivable, affiliate	349	(656)	15,453
Unbilled revenue	(22,675)	(2,262)	(1,954)
Fuel, materials and supplies inventory	(7,202)	(26,680)	(12,282)
Prepayments	(2,016)	1,386	941
Accounts payable	3,936	10,831	942
Accounts and notes payable, affiliate	(18,598)	17,855	(11,826)
Customer deposits	12,313	12,906	5,961
Postretirement benefit obligations	426	(13,720)	1,766
Regulatory assets and liabilities, net	(88,333)	32,922	43,790
Other deferred accounts	(8,082)	(37,021)	(118,075)
Retainage payable	1,913	(11,921)	12,709
Taxes accrued	(7,561)	9,430	(12,950)
Interest accrued	1,594	(4,140)	(67)
Risk management assets and liabilities, net	7,885	4,406	(16,482)
Other operating	(1,863)	(367)	(86)
Net cash provided by operating activities(1)	148,701	141,726	62,078
Investing activities
Additions to property, plant and equipment	(127,153)	(249,252)	(334,652)
Allowance for other funds used during construction	12,413	73,269	64,953
Proceeds from sale of property, plant and equipment	783	751	1,894
Equity investment in investee	(200)	(12,873)	-
Premiums paid on company-owned life insurance	(654)	(424)	(424)
Advances on company-owned life insurance loan	1,148	-	-
Repayment of company-owned life insurance loan	(14,355)	-	-
Transfer of cash from (to) restricted accounts	15,404	46,531	(85,019)
Net cash used in investing activities(1)	(112,614)	(141,998)	(353,248)
Financing activities
Retirement of long-term obligations	(85,704)	(114,846)	(250,296)
Repayment of capital leases	(1,701)	(1,422)	(116)
Issuance of long-term debt	247,245	190,369	621,541
Deferred financing costs	(4,803)	(1,954)	(361)
Settlement of treasury rate lock	5,675	4,696	-
Distribution to parent	(150,000)	(30,000)	-
Net cash provided by financing activities	10,712	46,843	370,768
Net increase in cash and cash equivalents	46,799	46,571	79,598
Cash and cash equivalents at beginning of period	138,113	91,542	11,944
Cash and cash equivalents at end of period	$184,912	$138,113	$91,542
Supplementary cash flow information
Interest paid (net of amount capitalized)	$79,044	$81,508	$47,840
Income taxes (refunded) paid, net	$(5,425)	$4,444	$2,100
Supplementary non-cash investing and financing information
Accrued additions to property, plant and equipment	$17,765	$3,069	$16,935
Incurrence of capital lease obligation - barges	$-	$22,050	$-
Non-cash additions to property, plant and equipment	$304,134	$-	$-
Non-cash assumption of deferred tax liability	$78,402	$-	$-
(1) Non-cash activities between the operating and investing sections in the amount of $222.1 million are excluded from the 2008 cash flow statement.  These non-cash activities are related to 2008 storm costs and storm financing.  There were no similar activities in 2009 or 2010.

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Net income	$147,405	$111,166	$113,832
Other comprehensive income (loss), before tax:
Amortization of post-retirement benefit net losses (net of tax benefit of $561 in 2010, $322 in 2009, and $321 in 2008)	(898)	(433)	(431)
Post-retirement benefit loss incurred during the year (net of tax expense of $1,048 in 2010, and tax benefit of $1,715 in 2009 and $162 in 2008)	(2,090)	(2,168)	(333)
Cash flow hedges:
Net derivatives loss arising during the period (net of tax benefit of $360 in 2010 and $456 in 2009)	(575)	(730)	-
Reclassification of interest expense on interest rate swap (net of tax expense of $267 in 2010 and $115 in 2009)	427	184	-
Reclassification of other expense on interest rate swap (net of tax expense of $434 in 2010)	694	-	-
Net gain from treasury rate lock (net of tax expense of $2,183 in 2010 and $1,664 in 2009)	3,491	2,660	-
Reclassification of interest expense on treasury rate lock (net of tax benefit of $70 in 2010 and $5 in 2009)	(112)	(8)	-
Other comprehensive income (loss), net of tax	937	(495)	(764)
Comprehensive income, net of tax	$148,342	$110,671	$113,068
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TOTAL MEMBER’S EQUITY
BALANCE, JANUARY 1, 2008	$820,522	$(4,412)	$816,110
Other comprehensive loss, net of tax	-	(764)	(764)
Net income	113,832	-	113,832
BALANCE, DECEMBER 31, 2008	934,354	(5,176)	929,178
Other comprehensive loss, net of tax	-	(495)	(495)
Distribution to parent	(30,000)	-	(30,000)
Net income	111,166	-	111,166
BALANCE, DECEMBER 31, 2009	1,015,520	(5,671)	1,009,849
Other comprehensive income, net of tax	-	937	937
Distribution to parent	(150,000)	-	(150,000)
Non-cash property donation, net of tax	225,732	-	225,732
Net income	147,405	-	147,405
BALANCE, DECEMBER 31, 2010	$1,238,657	$(4,734)	$1,233,923
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Index to Applicable Notes to the Financial Statements of Registrants

Note 1	The Company	Cleco Corporation and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Jointly Owned Generation Units	Cleco Corporation and Cleco Power
Note 5	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 6	Debt	Cleco Corporation and Cleco Power
Note 7	Common and Preferred Stock	Cleco Corporation and Cleco Power
Note 8	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 9	Income Taxes	Cleco Corporation and Cleco Power
Note 10	Disclosures about Segments	Cleco Corporation
Note 11	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 12	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 13	Operating Leases	Cleco Corporation and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 15	LPSC Fuel Audit	Cleco Corporation and Cleco Power
Note 16	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 17	Intangible Asset	Cleco Corporation and Cleco Power
Note 18	Evangeline Transactions	Cleco Corporation
Note 19	Acadia Unit 1 Transaction	Cleco Corporation and Cleco Power
Note 20	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power
Note 21	Miscellaneous Financial Information (Unaudited)	Cleco Corporation and Cleco Power

Notes to the Financial Statements

Note 1 — The Company

General
Cleco Corporation is a holding company composed of the following:
▪
Cleco Power is an integrated electric utility services subsidiary regulated by the LPSC and FERC, which determine the rates Cleco Power can charge its customers, as well as other regulators.  Cleco Power serves approximately 279,000 customers in 108 communities in central and southeastern Louisiana.  Cleco Power also engages in energy management activities and owns a 50 percent interest in an entity that owns lignite reserves.  Cleco Power owns all of the outstanding membership interests in Cleco Katrina/Rita, a special purpose entity, that is consolidated with Cleco Power in its financial statements.

▪
Midstream is a merchant energy subsidiary regulated by FERC.  Midstream owns and operates a merchant power plant (Coughlin) and also owns a 50 percent indirect interest in a merchant power plant (Acadia).

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
On January 1, 2010, Cleco implemented the amended authoritative guidance with respect to the consolidation of Perryville, Attala, and Evangeline.  These entities’ assets, liabilities, revenues, expenses, and cash flows are presented on the corresponding line items of Cleco’s consolidated financial statements prospectively.  Prior to January 2010, the equity method of accounting was used for Perryville, Attala, and Evangeline.  Therefore, these entities were presented on the consolidated financial statements as one line item corresponding to Cleco’s equity investment in them.  For additional information on the consolidation of these entities, see — “Recent Authoritative Guidance” and Note 12 — “Variable Interest Entities.”
Cleco Corporation and Cleco Power report the investment in Oxbow on the equity method of accounting.  Cleco Corporation reports the investment in Cajun on the equity method of

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

accounting.  As a result, the assets and liabilities of these entities are represented by one line item corresponding to Cleco Corporation’s and Cleco Power’s equity investment in these entities.  The pre-tax results of operations of these entities are reported as equity income or loss from investees on Cleco Corporation’s and Cleco Power’s Consolidated Statements of Income.  For additional information on the operations of these entities, see Note 12 — “Variable Interest Entities.”

Reclassifications
Certain reclassifications have been made to the 2009 financial statements to conform them to the presentation used in the 2010 financial statements.  These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.
Cleco Corporation’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2009 have been retrospectively adjusted due to the reclassification of AFUDC equity gross-up from “Regulatory assets and liabilities – deferred taxes, net” to “Regulatory assets – other.”  The retrospective adjustments to the December 31, 2009, balance sheets are described in the following tables.

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
Pursuant to this authoritative guidance, Cleco Power has recorded regulatory assets and liabilities primarily for the effects of income taxes, postretirement plan costs, AFUDC equity gross-up, deferred mining costs, and construction carrying costs.  For more information regarding the regulatory assets and liabilities recorded by Cleco Power, see Note 3 — “Regulatory Assets and Liabilities.”
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
At the point the liability for asset retirement is incurred, the authoritative guidance requires capitalization of the costs to the related property, plant and equipment asset.  For AROs existing at the time of adoption, the statement requires capitalization of costs at the level that existed at the point of incurring the liability.  These capitalized costs are depreciated over the same period as the related property asset.  Cleco Power also defers the current depreciation of the asset retirement cost as a regulatory asset.
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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

For information on jointly owned assets, see Note 4 — “Jointly Owned Generation Units.”
Cleco’s cost of improvements to property, plant and equipment is capitalized.  Costs associated with repairs and major maintenance projects are expensed as incurred.  Cleco capitalizes the cost to purchase or develop software for internal use.  The amounts of unamortized computer software costs at December 31, 2010, and 2009 were $3.8 million and $3.2 million, respectively.  Amortization of capitalized computer software costs charged to expense for the years ending December 31, 2010, 2009, and 2008 was $1.7 million, $1.5 million, and $3.0 million, respectively.
Upon retirement or disposition, the cost of Cleco Power’s depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation.  For Cleco’s other depreciable assets, upon disposition or retirement, the difference between the net book value of the property and any proceeds received for the property is recorded as a gain or loss on asset disposition on Cleco’s Consolidated Statements of Income.  Any cost incurred to remove the asset is charged to expense.  Annual depreciation provisions expressed as a percentage of average depreciable property for Cleco Power were 2.55% for 2010, 3.22% for 2009, and 3.29% for 2008.  The 0.67% decrease in the percentage of average depreciable property for Cleco Power from 2009 to 2010 was primarily due to Cleco Power’s new retail rate plan, the addition of Madison Unit 3, and the acquisition of Acadia Unit 1.
Depreciation on property, plant and equipment is calculated primarily on a straight-line basis over the useful lives of the assets, as follows:

YEARS
Utility plant	5-58
Other	5-44

During 2010, Cleco’s investment in regulated utility plant increased primarily due to the addition of Madison Unit 3 and the acquisition of Acadia Unit 1.  Madison Unit 3 has a useful life of 50 years and Acadia Unit 1 has a useful life of 30 years.
During 2010, Cleco’s other property, plant and equipment increased primarily due to the addition of Coughlin related to the reconsolidation of Evangeline with Cleco.  Coughlin has a useful life of 45 years.
Property, plant and equipment consist of:

	AT DECEMBER 31,
(THOUSANDS)	2010	2009
Regulated utility plants	$3,552,054	$2,126,646
Other	258,842	17,845
Total property, plant and equipment	3,810,896	2,144,491
Accumulated depreciation	(1,162,456)	(999,204)
Net property, plant and equipment	$2,648,440	$1,145,287

In 2010, Cleco Power’s acquisition of Acadia Unit 1 resulted in a plant acquisition adjustment.  The plant acquisition adjustment represents the fair market value of the assets acquired in excess of their carrying value.  In January 2010, the LPSC approved the full recovery of the $304.0 million purchase price for the acquisition of Acadia Unit 1, which includes a plant acquisition adjustment in the amount of $95.6 million.  The plant acquisition adjustment at December 31, 2009, relates primarily to the 1997 acquisition of Teche.  For additional information on the Acadia Unit 1 transaction, see Note 19 — “Acadia Unit 1 Transaction.”  The table below discloses the amounts of plant acquisition adjustments reported in Cleco Power’s property, plant and equipment and the associated accumulated amortization reported in accumulated depreciation at December 31, 2010, and December 31, 2009.

(THOUSANDS)	AT DECEMBER 31, 2010	AT DECEMBER 31, 2009
Acadia Unit 1
Plant acquisition adjustment	$95,578	$-
Less: accumulated amortization	2,653	-
Net plant acquisition adjustment	$92,925	$-
Teche
Plant acquisition adjustment	$5,359	$5,359
Less: accumulated amortization	3,470	3,215
Net plant acquisition adjustment	$1,889	$2,144

Deferred Project Costs
Cleco Power defers costs related to the initial stage of a construction project during which time the feasibility of the construction of property, plant and equipment is being investigated.  Cleco Power had spent approximately $0.2 million and $0.8 million as of December 31, 2010, and December 31, 2009, respectively, for various resource planning projects.  These projects are still in the initial stages of development and as a result are classified as other deferred charges on Cleco Power’s Consolidated Balance Sheets.

Inventories
Fuel inventories consist of petroleum coke, coal, lignite, natural gas, and oil used to generate electricity.
Materials and supplies inventory consists of transmission and distribution line construction and repair material, and generating station and transmission and distribution substation repair materials.
Both fuel and materials and supplies inventories are stated at average cost and are issued from inventory using the average cost of existing inventory.  The amount of storeroom operating expenses allocated to inventory for the years ended December 31, 2010, and 2009 was $3.2 million and $1.8 million, respectively.  Deferred storeroom operating expenses remaining in materials and supplies inventory as of December 31, 2010, and 2009 were $1.9 million and $0.5 million, respectively.
During 2010, no fuel oil was purchased or burned.  In January 2011, Cleco Power agreed to sell its entire fuel oil supply.  Cleco Power does not anticipate a need to use fuel oil as a fuel source.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest.  It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts.  Account balances are

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

charged off against the allowance when management determines it is probable the receivable will not be recovered.  As of December 31, 2010, and 2009, the allowance for doubtful accounts amounted to $3.5 million and $1.2 million, respectively.  There is no off-balance sheet credit exposure related to Cleco’s customers.

Financing Receivables
Cleco, through Perryville and Attala, has a combined net investment in direct financing lease long-term asset of $13.8 million.  Each subsidiary leases its respective transmission assets to a single counterparty.  Both counterparties are considered credit worthy and are expected to pay their obligations when due, thus, no allowance for credit loss has been recognized.  Management bases this assessment on the following common factors of each counterparty.

▪	Both counterparties use the respective transmission facilities to move electricity from its power plants to the regional transmission grid.
▪	Neither counterparty has another avenue to move electricity from its respective power plants to the regional transmission grid.
▪	The stream of payments was approved by the FERC through respective rate orders.
▪
Both counterparties serve retail and wholesale customers in their respective service territories under LPSC oversight that allows recovery of prudent costs, of which, the stream of payments under the direct financing leases appear to be prudent.

Management monitors both entities for indication of adverse actions by their respective public service commissions and market conditions which would indicate an inability to pay their obligations under the direct financing leases when due.  Since the inception of the agreements, each counterparty has paid their respective obligations when due and at December 31, 2010, no amounts were past due.

Reserves
Cleco maintains property insurance on generating stations, buildings and contents, and substations.  Cleco is self-insured for any damage to transmission and distribution lines.  To mitigate the exposure to potential financial loss for damage to lines, Cleco maintains an LPSC-approved funded storm reserve.

The following table represents Cleco and Cleco Power’s restricted and unrestricted storm reserves.

Cleco
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Unrestricted Storm Reserve
Years ended December 31,
2010	$1,146	$543	$235	$1,454
2009	$210	$3,643	$2,707	$1,146
2008	$6,789	$26,021	$32,600	$210

Restricted Storm Reserve
Years ended December 31,
2010	$25,435	$856	$298	$25,993
2009	$27,411	$825	$2,801	$25,435
2008	$-	$52,188	$24,777	$27,411

 Cleco Power
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Unrestricted Storm Reserve
Years ended December 31,
2010	$1,146	$543	$235	$1,454
2009	$210	$3,643	$2,707	$1,146
2008	$6,789	$26,021	$32,600	$210

Restricted Storm Reserve
Years ended December 31,
2010	$25,435	$856	$298	$25,993
2009	$27,411	$825	$2,801	$25,435
2008	$-	$52,188	$24,777	$27,411

Cleco also maintains liability and workers’ compensation insurance to mitigate financial losses due to injuries and damages to the property of others.  Cleco’s insurance covers claims that exceed certain self-insured limits.  For claims that do not meet the limits to be covered by insurance, Cleco maintains reserves.  The general liability and workers compensation reserves are immaterial because the balance of these items as of December 31, 2010, together represented 0.2% of total liabilities.

Cash Equivalents
Cleco considers highly liquid, marketable securities, and other similar instruments with original maturity dates of three months or less at the time of purchase to be cash equivalents.

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At December 31, 2010, and 2009, $41.0 million and $56.4 million of cash, respectively, were restricted.  At December 31, 2010, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $6.1 million reserved at Cleco Power for GO Zone project costs, $26.0 million reserved at Cleco Power for future storm restoration costs, and $8.8 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest, and

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

principal on storm recovery bonds.  The $15.4 million net decrease in restricted cash from December 31, 2009 to December 31, 2010 is primarily due to the release of $16.1 million for GO Zone project costs.

Equity Investments
Cleco reports its investment in unconsolidated affiliated companies on the equity method of accounting, as defined in the authoritative guidance on investments.  The amounts reported on Cleco’s balance sheet represent assets contributed by Cleco plus Cleco’s share of the net income of the affiliate, less any distributions of earnings (dividends) received from the affiliate.  For additional information, see Note 12 — “Variable Interest Entities.”
Cleco applies the provisions of the authoritative guidance on investments to account for equity method investment impairments.  Under this standard, Cleco evaluates at each balance sheet date whether events and circumstances have occurred that indicate a possible other-than-temporary decline in the fair value of the investment and the possible inability to recover the carrying value through operations.  Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability.  An impairment is recognized when an other-than-temporary decline in market value occurs and recovery of the carrying value is not probable.  No impairments were recorded for 2010, 2009 or 2008.  For more information, see Note 12 — “Variable Interest Entities.”
Effective January 1, 2010, the requirements for consolidation changed.  Beginning January 1, 2010, the assets, liabilities, revenues, expenses, and cash flows for Evangeline, Attala, and Perryville are presented in the corresponding line items of the consolidated financial statements.  For additional information, see “— Recent Authoritative Guidance.”

Income Taxes
Cleco accounts for income taxes under the appropriate authoritative guidance.  Cleco’s income tax expense and related regulatory assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities.  Cleco files a federal consolidated income tax return for all wholly owned subsidiaries.  The LPSC generally requires Cleco Power to flow the state tax benefit of deductions immediately to customers.  The LPSC specifically requires that the state tax benefits associated with the deductions related to storm damages be normalized.  For additional information on income taxes, see Note 9 — “Income Taxes.”

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

Revenue and Fuel Costs
Utility Revenue.  Revenue from sales of electricity is recognized based upon the amount of energy delivered.  The costs of fuel and purchased power used for retail customers currently are recovered from customers through the fuel adjustment clause.  These costs are subject to audit and final determination by regulators.  Excise taxes and pass-through fees collected on the sale of electricity are not recorded in utility revenue.

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

Equity Income.  The results of equity investees are not consolidated with the results of Cleco, but instead are reported as equity investments.  Their revenues and expenses are netted and reported on one line item as equity income from investees on Cleco Corporation and Cleco Power’s Consolidated Statements of Income.  For more information, see Note 12 — “Variable Interest Entities.”
Cleco Power directly owns 50% of Oxbow.  Oxbow’s revenues are primarily derived from royalties associated with lignite mined to supply the Dolet Hill Power Station.  Oxbow recognizes revenue when its lignite is mined.
Cleco Corporation indirectly owns 50% of Acadia.  From January 2010 through September 2010, Acadia’s revenues were primarily derived from the interaction of the natural gas market as compared to the electricity market.  Acadia recognized revenue when it produced and sold electricity into the wholesale market, which generally occurs when market value of electricity is above the cost to produce electricity and transmission services are available.  After September 2010, Acadia’s revenues are derived from a tolling agreement which is considered to be an executory contract.  Some provisions, such as penalties and bonuses, are considered to be contingent and are recognized when the contingencies are fulfilled.  A significant portion of Acadia’s revenue is derived from a capacity payment, which it receives when the plant is available

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

to produce electricity.  Acadia also recognizes variable revenue from the tolling agreement which depends on the way the plant is dispatched and how much electricity is produced by Acadia Unit 2.
Prior to January 1, 2010, Cleco also reported its investment in Evangeline, Perryville and Attala on the equity method of accounting.  In June 2009, FASB amended the authoritative guidance on consolidation.  In compliance with this authoritative guidance, Cleco prospectively reconsolidated these subsidiaries on January 1, 2010.  Beginning January 1, 2010, Evangeline, Perryville and Attala’s assets, liabilities, revenues, expenses and cash flows are prospectively presented on the corresponding line items on Cleco’s financial statements.  For additional information, see Note 12— “Variable Interest Entities.”

Evangeline. Midstream owns 100% of Evangeline.  On February 22, 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement whereby the parties agreed to terminate the existing Evangeline Tolling Agreement and enter into the Evangeline 2010 Tolling Agreement, which is considered to be an executory contract, whereby Evangeline’s revenues are derived.  Some provisions, such as penalties and bonuses, are considered to be contingent and are recognized when the contingencies are fulfilled.  A significant portion of Evangeline’s revenue is derived from a capacity payment, which it receives when the plant is available to produce electricity.  Evangeline also recognizes variable revenue from the Evangeline 2010 Tolling Agreement which depends on the dispatch of the unit and the electricity generated.  For additional information on the Evangeline 2010 Tolling Agreement, see Note 18 — “Evangeline Transaction.”

Perryville and Attala.  Cleco Corporation owns 100% of Perryville and Attala.  Both companies provide transmission to a single customer.  The transmission tariffs charged by both companies are regulated by FERC.

Franchise Fees.  Cleco Power collects a consumer fee for one of its franchise agreements.  This fee is not recorded on Cleco’s income statement as revenue and expense, but is reflected at gross amounts on Cleco’s balance sheet as a receivable until it is collected and as a payable until the liability is paid.  Cleco currently does not have any excise taxes reflected on its income statement.

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by FERC and the LPSC.  AFUDC represents the estimated cost of financing construction and is not a current source of cash.  Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services.  The composite AFUDC rate, including borrowed and other funds, was 11.9% on a pre-tax basis (7.4% net of tax) for 2010, 12.3% on a pre-tax basis (7.6% net of tax) for 2009, and 12.8% on a pre-tax basis (7.9% net of tax) for 2008.

Capitalized Interest
Cleco and its subsidiaries, except Cleco Power (see AFUDC above), capitalize interest costs related to longer-term construction projects.  Other than AFUDC at Cleco Power, no interest was capitalized in 2010, 2009, or 2008.

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

Risk Management
Market risk inherent in Cleco Power’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas on different energy exchanges.  Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas.  Cleco applies the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting because Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power entered into certain financial transactions it considered economic hedges to mitigate the risk associated with the fixed-price power provided to a wholesale customer through December 2010.  These transactions were marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue.  For the years ended December 31, 2010, and 2009, the following gains/losses related to these economic hedge transactions were recorded in other operations revenue.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009
Realized loss	$(1,072)	$(1,638)
Mark-to-market gain (loss)	405	(167)
Total loss	$(667)	$(1,805)

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Cleco Power has entered into other positions to mitigate the volatility in customer fuel costs.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of risk management assets or liabilities.  Such gain or loss is deferred as a component of deferred assets or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.  Based on market prices at December 31, 2010, and 2009, the net mark-to-market impact relating to these positions were losses of $15.1 million and $24.9 million, respectively.  The decreased loss in the mark-to-market of these positions is primarily due to the expiration and closing of certain financial gas contracts that were purchased at higher prices compared to open contracts at December 31, 2010.  Deferred losses relating to closed natural gas positions totaled $1.6 million and $2.6 million at December 31, 2010, and 2009, respectively.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options and swap contracts.  These contracts/positions are used to mitigate the risks associated with the fixed-price power sales and volatility in customer fuel costs noted above.  At December 31, 2010, and 2009, Cleco Power had deposited net collateral of $4.3 million and $10.0 million, respectively, to cover requirements relating to open natural gas futures, options, and swap positions.  The current and long-term portions of collateral are reported as a component of risk management assets or liabilities and other deferred credits, respectively.
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
In August 2009, Cleco Power entered into a $50.0 million bank loan with variable interest, paid monthly, calculated at 3.00% plus the one-month LIBOR.  The loan was set to mature on August 19, 2012.  In order to mitigate the risk of future floating interest rates, Cleco Power entered into an interest rate swap in the third quarter of 2009.  Based on the notional amount of the bank loan, the swap required a monthly net settlement between Cleco Power’s fixed payment of 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  The swap was set to mature on May 31, 2012.  Under the authoritative guidance for derivatives and hedging, the swap met the criteria of a cash flow hedge.  Changes in the swap’s fair value related to the effective portion of cash flow hedges were recognized in other comprehensive income, whereas changes in the fair value related to the ineffective portion were recognized in earnings.  As settlements were made, the swap’s other comprehensive income fair values were reclassified into earnings as a component of interest expense.  In November 2010, Cleco Power terminated the interest rate swap and repaid in full the associated $50.0 million bank loan.  At the time of the termination, the remaining $1.1 million of losses in accumulated other comprehensive income were reclassified to other expense.  For the years ended December 31, 2010 and 2009, there were $0.7 million and $0.3 million of reclassification adjustments from other comprehensive income to interest expense, respectively, as a result of monthly settlements.  There was no impact to earnings due to ineffectiveness for the years ended December 31, 2010 and 2009.  For more information on accounting for derivatives, see Note 5 — “Fair Value Accounting.”

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
In June 2009, FASB amended the authoritative guidance on consolidation which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  In order to be the primary beneficiary of a VIE, an enterprise must have (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  Along with these criteria, an enterprise is now required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining (a) above.  Also, the enterprise is required to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.  The quantitative approach previously required for determining the primary beneficiary has been eliminated.  Additional disclosures are now required in order to provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE.  This amendment is effective for the first fiscal year beginning after November 15, 2009.  The implementation of this amendment on January 1, 2010 required Cleco Corporation to reconsolidate three wholly owned subsidiaries that had been accounted for using the equity method.  Prior to January 1, 2010, Perryville, Attala, and Evangeline were presented in the consolidated financial statements as follows:

▪	Results of operations before taxes as one line item on the consolidated statements of income entitled Equity income from investees,
▪	Assets and liabilities on the consolidated balance sheets as one line item entitled Equity investment in investees, and
▪	Cash flows in the consolidated statement of cash flows as gain or loss from equity investments, equity investments in investees, and return on or of equity investments.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Effective January 1, 2010, the assets, liabilities, revenues, expenses and cash flows of these entities are presented on the corresponding line items of the consolidated financial statements.  Cleco has chosen to implement the consolidation prospectively and not retrospectively, therefore the consolidation will not be carried back to comparative prior periods in financial statements issued after implementation.  For additional information on the consolidation of these entities, see Note 12 — “Variable Interest Entities.”
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
In January 2010, FASB amended the authoritative guidance regarding disclosures of fair value measurements.  Entities are now required to segregate assets and liabilities according to classes, which often will require greater disaggregation than the reporting entities line items on the balance sheet historically have shown.  Classes are based on the nature of risks associated with the asset and liability.  Entities are also required to disclose the amount of significant transfers between Level 1 and Level 2, along with the reason for the transfer, and expanded disclosure related to transfers in or out of Level 3.  Entities are also required to expand disclosure about the inputs and methods used to calculate fair value for Levels 2 and 3.  Most of the provisions are effective for interim and annual fiscal periods beginning after December 15, 2009.  The adoption did not have any effect on the financial condition or results of operations of the Registrants.  Some of the Level 3 disclosures are effective for interim and annual fiscal periods beginning after December 15, 2010.  The adoption of this amendment is not expected to have any effect on the financial condition or results of operations of the Registrants.
In February 2010, FASB made technical corrections to various topics.  Generally, the corrections were nonsubstantive and addressed minor inconsistencies and clarifications.  The corrections are effective on issuance of the amendment, except for clarification related to embedded derivatives and a change in reorganizations.  The adoption of these corrections did not have an impact on the financial condition or results of operations of the Registrants.
In February 2010, FASB eliminated the requirement for entities that file financial statements with the SEC to disclose the date through which they evaluated subsequent events.  This amendment was effective upon issuance.  The adoption of this amendment did not have any effect on the financial condition or results of operations of the Registrants.
In March 2010, FASB amended the scope of the exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another.  The amendment is effective the first fiscal quarter beginning after June 15, 2010.  The adoption of this amendment did not have a material impact on the financial condition or results of operations of the Registrants.
In April 2010, FASB amended the authoritative guidance related to extractive activities to reflect the changes to fossil fuel exploration and production technology over the past several decades.  The effective date of this amendment was January 1, 2010.  The adoption of this amendment did not have an impact on the financial condition or results of operations of the Registrants.
In April 2010, FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  This amendment affects vendors that provide research or development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances.  This amendment is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption of this amendment did not have an impact on the financial condition or results of operations of the Registrants.
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
In May 2010, FASB amended the authoritative guidance pertaining to compensation in order to clarify the issuance of stock options in currencies other than the ones in which employees are normally paid.  This amendment is effective for reporting periods that begin on or after December 15, 2010.  The adoption of this amendment is not expected to have a material impact on the financial condition or results of operations of the Registrants.
In July 2010, FASB amended the authoritative guidance on receivables, which requires companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  For public companies, the amendment is effective for interim and annual reporting periods ending on or after December 15, 2010, with specific items, such as allowance rollforward and modification disclosures, effective for periods beginning after December 15, 2010.  The adoption of this amendment did not have any effect on the financial condition or results of operations of the Registrants.
In August 2010, the FASB amended the authoritative guidance on business combinations and consolidations in order to

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

eliminate obsolete terminology and revise reporting and disclosure requirements to achieve consistency between the SEC’s compliance requirements and the authoritative guidance related to business combinations and consolidations.  The adoption of this amendment did not have any effect on the financial condition or results of operations of the Registrants.
In December 2010, the FASB amended the authoritative guidance on business combinations to expand supplemental pro forma disclosures and to require comparative prior period financial statement disclosures as if the combination occurred as of the beginning of the prior annual period.  The amendment is effective prospectively for business combination acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this amendment is not expected to have any effect on the financial condition or results of operations of the Registrants.

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share.

							FOR THE YEAR ENDED DECEMBER 31,
			2010			2009			2008
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHAREAMOUNT	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$255,391			$106,307			$102,141
Deduct: non-participating stock dividends (4.5% preferred stock)	46			46			46
Basic net income applicable to common stock	$255,345	60,431,142	$4.23	$106,261	60,187,894	$1.77	$102,095	59,990,229	$1.70
Effect of dilutive securities
Add: stock option grants	-	32,080		-	32,050		-	59,429
Add: restricted stock (LTICP)	-	291,367		-	278,261		-	164,982
Diluted net income applicable to common stock	$255,345	60,754,589	$4.20	$106,261	60,498,205	$1.76	$102,095	60,214,640	$1.70

Stock option grants excluded from the computation of 2009 diluted earnings per share are presented in the table below.  These stock option grants were excluded from the computation of 2009 diluted earnings per share because they had exercise prices higher than the average market price.  There were no stock option grants excluded from the computation of 2010 or 2008 diluted earnings per share.

	FOR THE YEAR ENDED DECEMBER 31, 2009
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$23.31 - $ 24.25	$23.28	57,766

Stock-Based Compensation
For information on Cleco’s stock-based compensation, see Note 7 — “Common and Preferred Stock — Stock-Based Compensation.”

Note 3 — Regulatory Assets and Liabilities

Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
Pursuant to the authoritative guidance on regulated industry operations, Cleco Power has recorded regulatory assets and liabilities for the effects of income taxes.  In addition, Cleco Power has recorded regulatory assets for deferred mining costs, interest costs, estimated future asset removal costs, postretirement plan costs, tree trimming costs, training costs, storm surcredit, construction carrying costs, lignite mining agreement contingency, AFUDC equity gross-up, deferred rate case costs, deferred Acadia Unit 1 acquisition costs, deferred IRP/RFP costs, deferred AMI pilot costs, fuel and energy purchases, and related hedging gains and losses, and has recorded a regulatory liability for recovered construction carrying costs, as a result of rate actions of regulators.
Cleco Power’s regulatory assets are presented in the line item entitled “Regulatory Assets — Other,” the deferred fuel and purchased power costs and related hedging gains and losses are presented in the line item entitled “Accumulated Deferred Fuel,” and the remaining deferred construction carrying costs are presented in the line item entitled “Regulatory Liabilities — Other,” on Cleco Corporation’s Consolidated and Cleco Power’s Consolidated Balance Sheets.  Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-down such assets.  In addition, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of these authoritative guidelines.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

The following chart summarizes Cleco Power’s regulatory assets and liabilities at December 31, 2010, and 2009.

	AT DECEMBER 31,		REMAINING
(THOUSANDS)	2010	2009	RECOVERY PERIOD
Total federal regulatory asset — income taxes	$41,344	$53,902
Total state regulatory asset — income taxes	36,394	13,267
AFUDC	130,890	130,338
Total investment tax credit	(4,932)	(5,663)
Total regulatory assets and liabilities — deferred taxes, net	203,696	191,844
Deferred mining costs	21,666	24,215	8.5 yrs.
Deferred interest costs	7,033	7,401	29 yrs.
Deferred asset removal costs	768	712	39 yrs.
Deferred postretirement plan costs	117,651	106,735	-
Deferred tree trimming costs	11,086	13,485	4 yrs.
Deferred training costs	7,642	7,045	49 yrs.
Deferred storm surcredits, net	10,633	7,747	12 yrs.
Deferred construction carrying costs	18,830	40,174	4 yrs.
Lignite mining agreement contingency	3,781	3,781	-
AFUDC equity gross-up	74,859	72,499	-
Deferred rate case costs	1,654	-	3 yrs.
Deferred Acadia Unit 1 acquisition costs	3,076	-	29 yrs.
Deferred IRP/RFP costs	977	-	2 yrs.
Deferred AMI pilot costs	283	-	2.5 yrs.
Total regulatory assets - other	279,939	283,794
Deferred construction carrying costs	(87,875)	(183,230)	3 yrs.
Deferred fuel and purchased power	10,348	35,059	-
Total regulatory assets and liabilities, net	$406,108	$327,467

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

Deferred Interest Costs
Cleco Power’s deferred interest costs include additional deferred capital construction financing costs authorized by the LPSC.  These costs are being amortized over the estimated lives of the respective assets constructed.

Deferred Asset Removal Costs
Under the authoritative guidance for asset retirement and environmental obligations, Cleco Power determined that a liability exists for cleanup and closing costs of solid waste facilities associated with its generating stations that use lignite and coal for fuel.  Applying these guidelines, Cleco Power determined that a liability exists for costs which may be incurred in the future for removal of asbestos from its general service buildings, the removal of transmission towers on leased right-of-ways and for the abatement of PCBs in transformers.
At December 31, 2010, and 2009, the liability for solid waste facility closure costs at the generating station using lignite is estimated at $0.5 million and $0.4 million, respectively, and is included in other deferred credits.  At December 31, 2010, and 2009, Cleco Power’s liability for removal of asbestos is estimated at $0.3 million and also is included in other deferred credits.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Deferred Postretirement Costs
Authoritative guidance on retirement benefits compensation requires companies to recognize the funded status of their postretirement benefit plans as a net liability or asset.  The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets.  For defined benefit pension plans, the benefit obligation is the projected benefit obligation.  Historically, the LPSC has allowed Cleco Power to recover pension plan expense.  Cleco Power, therefore, recognizes a regulatory asset based on its determination that these costs can be collected from customers.  The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods.  For additional information on Cleco’s pension plan and adoption of these authoritative guidelines, see Note 8 — “Pension Plan and Employee Benefits.”

Deferred Tree Trimming Costs
In January 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred to trim, cut, or remove trees that were damaged by Hurricanes Katrina and Rita, but were not addressed as part of the restoration efforts.  The regulatory asset is capped at $12.0 million in actual expenditures plus a 12.4% grossed-up rate of return.  Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008, and was approved by the LPSC in October 2009.  On February 12, 2010, Madison Unit 3 commenced commercial operations and Cleco Power began amortizing the regulatory asset over a five-year period.

Deferred Training Costs
In February 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset which is being charged with training costs associated with existing processes and technology for new employees at Madison Unit 3.  Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008, and were covered by the retail rate plan which was approved by the LPSC in October 2009.  On February 12, 2010, Madison Unit 3 commenced commercial operations and Cleco Power began amortizing the regulatory asset over a 50-year period.

Deferred Storm Surcredits, Net
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

Deferred Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Madison Unit 3.  Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit.  In any calendar year during the construction period, the amount collected from customers was not to exceed 6.5% of Cleco Power’s projected retail revenues.  Cleco Power began collection of the carrying costs and established a regulatory liability in May 2006.  In October 2009, the LPSC voted unanimously to approve Cleco Power’s retail rate plan.  The retail rate plan established that Cleco Power return $183.2 million to customers over a five-year period and record a regulatory asset for all amounts above the actual amount collected from customers.  On February 12, 2010, Madison Unit 3 commenced commercial operation and the new rates became effective.  At that time, Cleco Power began returning the construction carrying costs to customers and amortizing the regulatory asset over a five-year period.  In March 2010, the LPSC issued an order adjusting the period of return from five years to four years and established that Cleco Power return approximately $167.0 million over the four-year period.  As of December 31, 2010, Cleco Power had returned $80.0 million to customers.  At December 31, 2010, $43.6 million was due to be returned to customers within one year.

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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Lignite Mining Agreement which requires DHLC to mine lignite at the existing Dolet Hills Mine along with the Oxbow Mine and deliver the lignite to the Dolet Hills Power Station.  The Amended Lignite Mining Agreement requires Cleco Power and SWEPCO to purchase the lignite mined and delivered by DHLC at cost plus a specified management fee.  The two mining areas are expected to be sufficient to provide the Dolet Hills Power Station with lignite fuel until at least 2026.  In September 2009, the LPSC approved the joint application authorizing the transactions, which closed in December 2009.
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

AFUDC Equity Gross-Up
Cleco Power capitalizes equity AFUDC as a cost component of construction projects in accordance with the authoritative guidance for regulated operations.  Cleco Power has recorded a regulatory asset to recover the tax gross-up related to the equity component of AFUDC.  These costs are being amortized over the estimated lives of the respective assets constructed.  In the first quarter of 2010, AFUDC equity gross-up was reclassed from “Regulatory assets and liabilities – deferred taxes, net” to “Regulatory assets – other.”  For more information regarding the reclassification, see Note 2 — “Summary of Significant Accounting Policies — Reclassifications.”

Deferred Rate Case Costs
In October 2009, the LPSC approved Cleco Power’s request to recover costs incurred as a result of Cleco Power’s rate case filed in July 2008.  The new rates became effective upon the commercial operation of Madison Unit 3 on February 12, 2010, and Cleco Power began amortizing the regulatory asset over a four-year period.

Deferred Acadia Unit 1 Acquisition Costs
In October 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred as a result of the acquisition by Cleco Power of Acadia Unit 1 and half of Acadia Power Station’s related common facilities.  Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008, and these expenditures were covered by the retail rate plan which was approved by the LPSC in October 2009.  The new rates became effective upon the commencement of commercial operation of Madison Unit 3 and Cleco Power began amortizing the regulatory asset over a 30-year period.  For additional information regarding the Acadia Unit 1 transaction, see Note 19 — “Acadia Unit 1 Transaction.”

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

Deferred AMI Pilot Costs
In September 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset for AMI pilot costs incurred.  Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008, and these expenditures were covered by the retail rate plan which was approved by the LPSC in October 2009.  The new rates became effective upon the commercial operation of Madison Unit 3.  In March 2010, Cleco Power began amortizing these costs over a three-year period.

Deferred Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  For the year 2010, approximately 93% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.  The $24.7 million decrease in the under-recovered funds was primarily the result of $13.9 million in collections of previously deferred fuel and purchased power costs, a $9.8 million decreased loss in the mark-to-market of open gas positions, and a $1.0 million decreased loss on closed natural gas hedge positions.

Note 4 — Jointly Owned Generation Units

Two electric generation units operated by Cleco Power are jointly owned with other utilities.  The joint-owners are responsible for their own share of the capital and the operating and maintenance costs of the respective units.  Cleco Power recognized $118.3 million, $111.9 million, and $104.8 million as

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

its proportionate share of operating and maintenance expenses associated with these two units, which include fuel costs of $97.9 million, $91.9 million, and $86.9 million, during the years ended December 31, 2010, 2009, and 2008, respectively.

		AT DECEMBER 31, 2010
(DOLLAR AMOUNTS IN THOUSANDS)	RODEMACHER UNIT #2	DOLET HILLS	TOTAL
Utility plant in service	$90,724	$297,508	$388,232
Accumulated depreciation	$67,130	$192,249	$259,379
Ownership	30%	50%
Name plate capacity (MW)	523	650
Cleco Power’s ownership interest (MW)	157	325

Note 5 — Fair Value Accounting

The amounts reflected in Cleco Corporation and Cleco Power’s Consolidated Balance Sheets at December 31, 2010, and December 31, 2009, for cash and cash equivalents, accounts receivable, other accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco and Cleco Power’s long-term debt and Cleco’s nonconvertible preferred stock are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt and by Cleco for preferred stock with similar maturities.

Cleco
			AT DECEMBER 31,
		2010		2009
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$191,128	$191,128	$145,193	$145,193
Restricted cash	$41,048	$41,048	$56,451	$56,451
Long-term debt, excluding debt issuance costs	$1,403,836	$1,462,063	$1,319,540	$1,353,479
Preferred stock not subject to mandatory redemption	$1,029	$844	$1,029	$874

Cleco Power
			AT DECEMBER 31,
		2010		2009
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$184,912	$184,912	$138,113	$138,113
Restricted cash	$40,951	$40,951	$56,354	$56,354
Long-term debt, excluding debt issuance costs	$1,388,836	$1,447,063	$1,224,540	$1,258,479

At December 31, 2010, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash.  Cleco had $229.7 million ($188.7 million of cash and $41.0 million of restricted cash) in short-term investments in institutional money market funds.  If the money market funds failed to perform under the terms of the investment, Cleco would be exposed to a loss of the invested amounts.  Cleco Power had $224.4 million ($183.5 million of cash and $40.9 million of restricted cash) in short-term investments in institutional money market funds.  If the money market funds failed to perform under the terms of the investments, Cleco Power would be exposed to a loss of the invested amounts.  Collateral on these types of investments is not required by either Cleco or Cleco Power.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  Money market funds must have at least $1.0 billion in assets under management; must have been in existence for not less than two years; must have portfolios not comprised of more than 50% of securities issued by foreign entities; and must be rated in the top two ratings categories by at least one nationally recognized rating agency.  Commercial paper must be issued by a company with headquarters in the U.S. and rated not less than A1 by Standard & Poor’s or P1 by Moody’s.  For split-rated issuers, the second rating must not be lower than either A2 or P2; the issuer’s long-term debt must be rated not lower than A by Standard & Poor’s or A2 by Moody’s; and the issuer cannot be on negative credit watch.  Investments in commercial paper rated A2 by Standard & Poor’s or P2 by Moody’s may be made if approved by the appropriate level of management.
Cleco Power was exposed to concentrations of credit risk through its energy marketing assets.  These energy marketing assets represent open natural gas purchase positions, primarily financial hedge transactions.  Cleco Power entered into these positions to mitigate the volatility of the cost of fuel purchased for utility generation and the risk associated with the fixed-price power that is being provided to a wholesale customer through December 2010.  If the counterparties to these assets fail to perform under the terms of the investment, Cleco Power would have exposure of $37.1 million.  For information about credit risk management and how these risks are mitigated on energy marketing assets, see Note 2 — “Summary of Significant Accounting Policies — Risk Management.”

Interest Rate Swap
In August 2009, Cleco Power entered into a $50.0 million bank loan with variable interest, paid monthly, and calculated at 3.00% plus the one-month LIBOR.  The loan was set to mature on August 19, 2012.  In order to mitigate the risk of future floating interest rates, Cleco Power entered into an interest rate swap in the third quarter of 2009.  Based on the notional

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

amount of the bank loan, the swap required a monthly net settlement between Cleco Power’s fixed payment of 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  The swap was set to mature on May 31, 2012.  Both the bank loan and the swap were effective the same day and required monthly payments on the same day near the end of the month.  From the inception of the loan to the termination of the loan, Cleco Power recognized net interest expense equal to an annual rate of 4.84% on the bank loan.  Since both the bank loan and the swap required payments on the same day near the end of the month, the cash payments were materially close to the interest expense recognized.
The swap was considered a derivative and was carried on the balance sheet at its fair value.  Its fair value was calculated by the present value of the fixed payments as compared to expected future LIBOR rates.  Since future LIBOR rates are not available for each month until termination, quoted LIBOR rates from an active exchange for observable time periods were used to create a forward “LIBOR curve” for all months until termination.  Because of the inputs and common techniques used to calculate fair value, the swap valuation was considered Level 2.
The swap met the criteria of a cash flow hedge under the authoritative guidance as it related to derivatives and hedging.  Changes in the swap’s fair value related to the effective portion were recognized in other comprehensive income, whereas changes in the fair value related to the ineffective portion were recognized in earnings.  As settlements were made, the swap’s other comprehensive income fair values were reclassified into earnings as a component of interest expense.  In November 2010, Cleco Power terminated the interest rate swap and repaid in full the associated $50.0 million bank loan.  At the time of the termination, the remaining $1.1 million of losses in accumulated other comprehensive income were reclassified to other expense. For the years ended December 31, 2010 and 2009, there were $0.7 million and $0.3 million, respectively, of reclassification adjustments from accumulated other comprehensive income to interest expense as a result of monthly settlements.  There was no impact to earnings due to ineffectiveness for the years ended December 31, 2010, and 2009.

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

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DECEMBER 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$97	$-	$97	$-	$141	$-	$141	$-
Institutional money market funds	229,748	-	229,748	-	198,155	-	198,155	-
Total	$229,845	$-	$229,845	$-	$198,296	$-	$198,296	$-

	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DECEMBER 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Energy market derivatives	$15,245	$3,317	$11,928	$-	$25,441	$8,106	$17,335	$-
Interest rate swap	-	-	-	-	890	-	890	-
Total	$15,245	$3,317	$11,928	$-	$26,331	$8,106	$18,225	$-

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DECEMBER 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$97	$-	$97	$-	$141	$-	$141	$-
Institutional money market funds	224,451	-	224,451	-	191,155	-	191,155	-
Total	$224,548	$-	$224,548	$-	$191,296	$-	$191,296	$-

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DECEMBER 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Energy market derivatives	$15,245	$3,317	$11,928	$-	$25,441	$8,106	$17,335	$-
Interest rate swap	-	-	-	-	890	-	890	-
Total	$15,245	$3,317	$11,928	$-	$26,331	$8,106	$18,225	$-

The derivative assets and liabilities are classified as either current or non-current depending on when the positions close.  All energy market derivative current assets and current liabilities are reported as a net current risk management asset or liability.  All energy market derivative non-current assets and non-current liabilities are reported net in other deferred charges or other deferred credits.  Net presentation is appropriate due to the right of offset included in the master netting agreements.  On the balance sheet, the net current and net non-current derivative positions are netted with the applicable margin deposits.  At December 31, 2010, a net current risk management liability of $9.0 million represented the current derivative positions of $13.5 million reduced by current margin deposits and option premiums of $4.3 million and $0.2 million, respectively.  The non-current liability derivative positions of $1.7 million reduced by non-current margin deposits of less than $0.1 million were recorded in other deferred credits.  The institutional money market funds were reported on the Cleco Consolidated balance sheet in cash and cash equivalents, current restricted cash, and non-current restricted cash in the amounts of $188.7 million, $14.9 million, and $26.1 million, respectively.  At Cleco Power, cash and cash equivalents, current restricted cash, and non-current restricted cash were $183.5 million, $14.9 million, and $26.0 million, respectively, as of December 31, 2010.
Cleco utilizes different valuation techniques for fair value calculations.  In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held.  Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities.  The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return.  For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach.  These techniques have been applied consistently from fiscal period to fiscal period.  Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Cleco had no Level 3 assets or liabilities at December 31, 2010, or 2009.
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
The Level 2 interest rate swap liability consisted of a single class that only contains one instrument.  The risks consisted of monthly changes in the one-month LIBOR, changes in the risk free rate of return and counterparty risk.  This instrument was with a direct counterparty and was not traded through an exchange.
Cleco has a policy that transfers between Levels 1, 2, and 3 are recognized at the end of a reporting period.  During the years ended December 31, 2010, and 2009, Cleco did not experience any transfers between levels.

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
The following table presents the fair values of derivative instruments and their respective line items as recorded on

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Cleco Corporation and Cleco Power’s Consolidated Balance Sheets as of December 31, 2010, and 2009:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) FAIR VALUE	BALANCE SHEET LINE ITEM	AT DECEMBER 31, 2010	AT DECEMBER 31, 2009
Commodity contracts
Economic hedges:
Current	Risk management liability, net	$-	$(405)
Fuel cost hedges:
Current	Risk management liability, net	(13,497)	(22,502)
Long-term	Other deferred credits	(1,651)	(2,394)
Total		$(15,148)	$(25,301)

The following table presents the effect of derivatives not designated as hedging instruments on Cleco Corporation and Cleco Power’s Consolidated Statements of Income for the years December 31, 2010 and 2009:

		FOR THE YEAR ENDED DECEMBER 31,
		2010		2009
(THOUSANDS)	LOSS IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES		AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
Economic hedges	Other operations revenue	$667	(1)	$1,805	(1)
Fuel cost hedges(2)	Fuel used for electric generation	36,818		92,609
Total		$37,485		$94,414
(1)For the years ended December 31, 2010 and 2009, Cleco recognized $0.4 million of mark-to-market gains and $0.2 million of mark-to-market losses, respectively, related to economic hedges.
(2)In accordance with the authoritative guidance for regulated operations, an additional $15.1 million of unrealized losses and $1.6 million of deferred losses associated with fuel cost hedges are reported in Accumulated Deferred Fuel on the balance sheet as of December 31, 2010, compared to $24.9 million of unrealized losses and $2.6 million of deferred losses associated with fuel cost hedges as of December 31, 2009. As gains and losses are realized in future periods, they will be recorded as Fuel Used for Electric Generation on the Income Statement.

At December 31, 2010, Cleco Power had 9.4 million MMBtus hedged for natural gas fuel costs, which is approximately 11% of the estimated natural gas requirements for a two-year period.  At December 31, 2009, Cleco Power had 15.1 million MMBtus hedged or approximately 28% of gas requirements for a two-year period.  The decrease in percentage hedged is primarily due to an increase in Cleco Power’s natural gas requirements.
The following table presents the fair values of derivatives designated as hedging instruments and their respective line item as recorded on Cleco Corporation and Cleco Power’s Consolidated Balance Sheets as of December 31, 2010, and 2009:

	DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) FAIR VALUE	BALANCE SHEET LINE ITEM	AT DECEMBER 31, 2010	AT DECEMBER 31, 2009
Interest rate swap
Cash flow hedges:
Current	Other current liabilities	$-	$638
Long-term	Other deferred credits	-	252
Total		$-	$890

The following table presents the effect of derivatives designated as hedging instruments on Cleco Corporation and Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2010 and 2009:

				FOR THE YEAR ENDED DECEMBER 31,
	2010			2009
(THOUSANDS)	AMOUNT OF (LOSS) GAIN RECOGNIZED IN OCI	AMOUNT OF (LOSS) GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF (LOSS) GAIN RECOGNIZED IN OCI	AMOUNT OF (LOSS) GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate swap(1)	$(935)	$(694	)*	$(1,186)	$(299	)*
Treasury rate locks	$5,674	$182	*	$4,324	$14
* The (loss) gain reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) In November 2010, the interest rate swap was terminated. The remaining $1.1 million of losses in accumulated OCI were reclassified to other expense.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

At December 31, 2010, Cleco Power expected $0.4 million of the effective portion of treasury rate locks cash flow hedges to be reclassed from accumulated OCI to a reduction in interest charges over the next 12 months.

Note 6 — Debt

Cleco
Cleco’s total indebtedness as of December 31, 2010, and 2009, was as follows.

	AT DECEMBER 31,
(THOUSANDS)	2010	2009
Bonds
Cleco Power’s senior notes, 5.375%, due 2013	$75,000	$75,000
Cleco Power’s senior notes, 4.95%, due 2015	50,000	50,000
Cleco Power’s senior notes, 6.65%, due 2018	250,000	250,000
Cleco Power’s senior notes, 6.50%, due 2035	295,000	295,000
Cleco Power’s senior notes, 6.00%, due 2040	250,000	-
Cleco Power’s pollution control revenue bonds, 5.875%, due 2029, callable after September 1, 2009	61,260	61,260
Cleco Power’s solid waste disposal facility bonds, 4.70%, due 2036, callable after November 1, 2016	60,000	60,000
Cleco Power’s solid waste disposal facility bonds, 5.25%, due 2037, mandatory tender on March 1, 2013	60,000	60,000
Cleco Power’s solid waste disposal facility bonds, 6.00%, due 2038, mandatory tender on October 1, 2011	32,000	32,000
Cleco Power’s GO Zone bonds, 7.00%, due 2038, mandatory tender on December 1, 2011	100,000	100,000
Cleco Katrina/Rita’s storm recovery bonds, 4.41%, due 2020	87,975	99,454
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	67,600	67,600
Total bonds	1,388,835	1,150,314
Other long-term debt
Cleco Power’s bank term loan, variable rate, due 2012	-	50,000
Cleco Power’s 6.125%, insured quarterly notes, due 2017, callable after March 1, 2005	-	24,226
Cleco Corporation’s credit facility draws	15,000	95,000
Barge lease obligations, ending December 31, 2013	19,200	20,751
Mobile computers lease obligations, ended December 31, 2010	-	123
Gross amount of long-term debt	1,423,035	1,340,414
Less: long-term due within one year	(12,269)	(11,478)
Less: lease obligations due within one year	(1,662)	(1,636)
Less: unamortized premium and discount, net	(9,395)	(7,001)
Total long-term debt, net	$1,399,709	$1,320,299

The amounts payable under long-term debt agreements for each year through 2015 and thereafter are listed below.

(THOUSANDS)	2011	2012	2013	2014	2015	THEREAFTER
Amounts payable under long-term debt agreements	$12,269	$13,108	$148,969	$29,876	$15,824	$1,183,789

At December 31, 2010, Cleco had $150.0 million of short-term debt outstanding, compared to none at December 31, 2009. The short-term debt outstanding was a bank term loan Cleco Corporation entered into in February 2010.  The bank term loan has an interest rate of one-month LIBOR plus 2.75% and was set to mature in February 2011.  In January 2011, Cleco extended the bank term loan to mature on August 19, 2011 and lowered the interest rate to one-month LIBOR plus 2.50%.  At December 31, 2010, the interest rate on the bank term loan was 3.02%.
During 2009, Cleco Power entered into a capital lease for barges in order to transport petroleum coke and limestone to Madison Unit 3.  The initial term of the lease agreement will terminate on December 31, 2013, at which time, Cleco Power will have the option to renew the lease agreement for a second five-year term.  For more information on the barge lease, see Note 14 — “Litigation, Other Commitment and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”
The amounts payable under the capital lease agreements for the next five years are listed below.

(THOUSANDS)	2011	2012	2013	2014	2015	THEREAFTER
Amounts payable under the capital lease agreement	$1,662	$1,841	$2,017	$2,221	$2,446	$9,013

Cleco Power
Cleco Power’s total indebtedness as of December 31, 2010, and 2009, was as follows.

	AT DECEMBER 31,
(THOUSANDS)	2010	2009
Bonds
Senior notes, 5.375%, due 2013	$75,000	$75,000
Senior notes, 4.95%, due 2015	50,000	50,000
Senior notes, 6.65%, due 2018	250,000	250,000
Senior notes, 6.50%, due 2035	295,000	295,000
Senior notes, 6.00%, due 2040	250,000	-
Pollution control revenue bonds, 5.875%, due 2029, callable after September 1, 2009	61,260	61,260
Solid waste disposal facility bonds, 4.70%, due 2036, callable after November 1, 2016	60,000	60,000
Solid waste disposal facility bonds, 5.25%, due 2037, mandatory tender on March 1, 2013	60,000	60,000
Solid waste disposal facility bonds, 6.00%, due 2038, mandatory tender on October 1, 2011	32,000	32,000
GO Zone bonds, 7.00%, due 2038, mandatory tender on December 1, 2011	100,000	100,000
Cleco Katrina/Rita’s storm recovery bonds, 4.41%, due 2020	87,975	99,454
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	67,600	67,600
Total bonds	1,388,835	1,150,314
Other long-term debt
Bank term loan, variable rate, due 2012	-	50,000
6.125%, insured quarterly notes, due 2017, callable after March 1, 2005	-	24,226
Barge lease obligations, ending December 31, 2013	19,200	20,751
Mobile computers lease obligations, ended December 31, 2010	-	123
Gross amount of long-term debt	1,408,035	1,245,414
Less: long-term due within one year	(12,269)	(11,478)
Less: lease obligations due within one year	(1,662)	(1,636)
Less: unamortized premium and discount, net	(9,395)	(7,001)
Total long-term debt, net	$1,384,709	$1,225,299

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

The amounts payable under long-term debt agreements for each year through 2015 and thereafter are listed below.

(THOUSANDS)	2011	2012	2013	2014	2015	THEREAFTER
Amounts payable under long-term debt agreements	$12,269	$13,108	$148,969	$14,876	$15,824	$1,183,789

At December 31, 2010, and 2009, Cleco Power had no outstanding short-term debt.
At December 31, 2010, Cleco Power’s long-term debt outstanding was $1.4 billion, of which $12.3 million was due within one year, compared to $1.2 billion outstanding at December 31, 2009, which included $11.5 million due within one year. The long-term debt due within one year at December 31, 2010, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in 2011.
In October 2010, Cleco Power redeemed all of the outstanding 6.125% Insured Quarterly Notes prior to maturity.  As part of the redemption, Cleco Power paid $0.2 million of accrued interest on the redeemed notes.
Also, in October 2010, Cleco Power entered into a treasury rate lock contract in order to mitigate the interest rate exposure on the future debt issuance of the $250.0 million senior unsecured notes.  The notional amount of the treasury rate lock was $125.0 million.  The 3.929% lock rate was based on the 30-year treasury note yield as of October 21, 2010.
In November 2010, Cleco Power settled the treasury rate lock that was entered into in October 2010.  The reference rate, based on the 30-year treasury note yield maturing on August 15, 2040, on the date of settlement of the treasury rate lock was 4.209%, which resulted in Cleco Power receiving $5.7 million from the counterparty.  The treasury rate lock is considered a derivative instrument that qualifies as a cash flow hedge for accounting purposes.  While the treasury rate lock meets the definition of highly effective, it did contain some ineffectiveness relating to the swap reference yield rate compared to the hedged note issuance that used the 30-year treasury note yield maturing on May 15, 2040.  The yield differential caused the swap to undercompensate the underlying interest rate risk, thus the entire settlement amount of $5.7 million was recorded as an increase in accumulated other comprehensive income.  The $5.7 million in accumulated other comprehensive income will be reclassified as a reduction to interest expense over the remaining 30-year life of the senior notes that were issued in November 2010.
In November 2010, Cleco Power issued $250.0 million aggregate principal amount of senior unsecured notes.  The interest rate for the notes is 6.00%, and the notes mature on December 1, 2040.  The net proceeds from the $250.0 million issuance were used for general corporate purposes, including financing a portion of the costs related to the Acadiana Load Pocket transmission project, the AMI project, accelerated funding of certain pension plan obligations and repayment prior to maturity of a $50.0 million bank loan due in August 2012.  In connection with the bank loan repayment, Cleco Power paid $0.1 million of accrued interest on the repaid loan.
The amounts payable under the capital lease agreements for the next five years are listed below.

(THOUSANDS)	2011	2012	2013	2014	2015	THEREAFTER
Amounts payable under the capital lease agreement	$1,662	$1,841	$2,017	$2,221	$2,446	$9,013

Credit Facilities
At December 31, 2010, Cleco has two separate revolving credit facilities, one for Cleco Corporation and one for Cleco Power, with a maximum aggregate capacity of $500.0 million.
In November 2010, Cleco Corporation entered into a $200.0 million four-year revolving credit facility.  The credit facility matures on November 23, 2014 and provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 2.50%, including facility fees of 0.45%.  If Cleco Power defaults under the Cleco Power facility, then Cleco Corporation would be considered in default under the Cleco Corporation facility.  At December 31, 2010, there was $15.0 million outstanding under Cleco Corporation’s credit facility at an interest rate of 2.32%.
At December 31, 2010, Cleco Corporation was in compliance with the covenants in its credit facility.  At December 31, 2010, off-balance sheet commitments and outstanding credit facility borrowing reduced available borrowings by $5.4 million and $15.0 million, respectively.  Additionally, a debt limitation covenant contained in the $150.0 million Cleco Corporation bank term loan agreement limits borrowings to $325.0 million, leaving available borrowing capacity of $154.6 million.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Corporation’s working capital needs.
In November 2010, Cleco Power entered into a $300.0 million four-year revolving credit facility.  The credit facility matures on November 23, 2014 and provides for working capital and other needs.  Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 2.25%, including facility fees of 0.35%.  At December 31, 2010, there were no outstanding draws under Cleco Power’s credit facility.  At December 31, 2010, Cleco Power was in compliance with the covenants in its credit facility.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs.
Cleco Power’s solid waste disposal facility bonds due 2038, and Cleco Power’s GO Zone bonds due 2038, are required to be mandatorily tendered by the holders for purchase on October 1, 2011, and December 1, 2011, respectively, pursuant to the terms of the respective indentures, at which time Cleco Power will have the option to either repay all of Cleco Power’s obligations under the respective loan agreements relating to the bonds or cause the bonds to be remarketed.  Cleco Power expects to cause the bonds to be remarketed for new terms at new interest rates, both to be determined by market conditions.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Note 7 — Common and Preferred Stock

Common Stock

Stock-Based Compensation
At December 31, 2010 and 2009, Cleco had two stock-based plans, the ESPP and the LTICP.  Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement.  Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
The fair market value of non-vested stock was recorded as compensation expense during the service periods, which are generally three years, after which the restrictions lapse, and assuming obtainment of vesting requirements was probable.  All stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over the grant’s requisite service period.  Awards that vest pro rata during the requisite service period that contain only a service condition could be viewed not as one award, but instead as multiple awards with separate vesting schedules and are defined as having a graded vesting schedule.  Cleco has elected to view grants with graded vesting schedules as one award and recognize the related compensation expense on a straight-line basis over the requisite service period.  The ESPP’s discount rate is 5% and the plan does not contain optionality features beyond those listed by the authoritative guidance on stock-based compensation.  Cleco is not required to recognize a fair-value expense related to the ESPP.
Cleco adopted the modified prospective method for stock-based compensation, which requires compensation expense to be recorded for all non-vested options and non-vested stock.  This cost was based on the grant-date fair value.  The cost for all stock-based awards represents the grant-date fair value.  Cleco Corporation and Cleco Power reported pre-tax compensation expense for their stock-based compensation plans as shown in the following table.

	CLECO			CLECO POWER
				FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008	2010	2009	2008
Equity classification
Non-vested stock	$2,276	$2,084	$1,585	$575	$549	$394
Stock options (1)	51	51	55	-	-	-
Total	$2,327	$2,135	$1,640	$575	$549	$394
Liability classification
Common stock equivalent units	$2,812	$3,545	$1,494	$1,271	$1,306	$501
Total pre-tax compensation expense	$5,139	$5,680	$3,134	$1,846	$1,855	$895
Tax benefit (excluding income tax gross-up)	$1,977	$2,186	$1,206	$710	$714	$345
(1)For the years ended December 31, 2010, 2009, and 2008 compensation expense charged against income for non-forfeitable dividends paid on non-vested stock not expected to vest and stock options was $0.1 million.

As required by the authoritative guidance on stock-based compensation, the amount of stock-based compensation capitalized in property, plant and equipment for the years ended December 31, 2010, and 2009, was $1.8 million and $2.0 million, respectively.
Cash received from options exercised under all stock-based compensation plans for the years ended December 31, 2010, and 2009, was $3.2 million and $2.1 million, respectively.  The associated tax benefit for options exercised for each of the years ended December 31, 2010, and 2009 was $0.4 million and $0.1 million, respectively.  No cash was paid to settle equity instruments granted under the stock-based compensation plans for the years ended December 31, 2010 or 2009.

Stock-Based Plan Descriptions and Share Information

Stock Options
LTICP stock options may be granted to certain officers, key employees, or directors of Cleco.  The directors’ stock options have an exercise price calculated by averaging the high and low stock price on the grant date rounded to the nearest one-eighth, are immediately exercisable, and expire after ten years.  The officers’ and employees’ stock options have an exercise price calculated by averaging the high and low stock price on the grant date rounded to the nearest one-eighth, vest one-third each year, beginning on the third anniversary of the grant date, and expire after ten years.  The estimated fair value was calculated using the Black-Scholes option pricing model and was included in the pro forma disclosures.  There were no stock options granted in 2010, 2009, or 2008.
A summary of LTICP stock option activity during the year ended December 31, 2010, is presented below.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

	SHARES	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (THOUSANDS)
Outstanding at January 1, 2010	286,183	$21.20	13.04	$1,755
Exercised	(151,713)	$21.09
Forfeited	(400)	$22.25
Outstanding at December 31, 2010	134,070	$21.32	11.04	$1,266
Exercisable at December 31, 2010	107,070	$21.04	12.79	$1,040

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $1.1 million, $0.4 million, and $0.2 million, respectively.

Non-Vested Stock and Common Stock Equivalent Units
In 2010, 2009, and 2008, Cleco granted non-vested stock and common stock equivalent units (CEUs) to certain employees.  The non-vested stock is classified as equity since the grant can only be settled in shares of Cleco Corporation common stock.  The recipients of the non-vested stock can vote the shares; however, dividends are not paid until the end of the service period and only in proportion to the non-vested stock that actually vests.  The CEUs granted are classified as liabilities since the grant is currently settled in cash.  Recipients of the CEUs will receive a dividend equivalent under the same terms as the dividends paid on the non-vested stock.  In order to vest, both instruments require the satisfaction of a service requirement and a market-based requirement.  Recipients of both types of instruments are eligible to receive opportunity instruments if certain market-based measures are exceeded.
At December 31, 2010, the number of target and opportunity restricted shares and CEUs previously granted for which restrictions had not lapsed totaled 719,408.  Cleco also grants to employees and directors non-vested stock with only a service period requirement.  These grants require the satisfaction of a pre-determined service period in order for the shares to vest.  The employees and directors can vote these shares and, with the exception of non-vested shares granted to three officers during 2010, receive dividends on the shares during the vesting period.  Dividends on the non-vested shares granted to officers during 2010 will be accrued during the vesting period and paid upon lapse of restrictions.  At December 31, 2010, the number of shares of non-vested stock previously granted with only a service period requirement for which the period had not ended was 139,375.
The fair value of shares of non-vested stock granted in 2010, 2009, and 2008 under the LTICP is estimated on the date of grant, and the CEUs granted in 2010, 2009, and 2008 under the LTICP are marked-to-market using the Monte Carlo simulation model with the assumptions listed in the following table.

				AT DECEMBER 31,
		2010		2009		2008
	NON-VESTED STOCK	CEUs	NON-VESTED STOCK	CEUs	NON-VESTED STOCK	CEUs
Expected term (in years) (1)	3.0	3.0	3.0	3.0	3.0	3.0
Volatility of Cleco stock (2)	30.6%	28.9%	28.6%	29.9%	20.8%	28.3%
Correlation between Cleco stock volatility and peer group	60.6%	62.6%	62.5%	62.5%	52.1%	61.4%
Expected dividend yield	3.5%	3.2%	3.9%	4.1%	3.6%	4.1%
Weighted average fair value (Monte Carlo model)	$27.92	$32.81	$25.93	$30.81	$25.85	$22.73
(1) The expected term was based on the service period of the award.
(2)The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

A summary of non-vested stock activity during the year ended December 31, 2010, is presented in the following table.

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE	UNITS	WEIGHTED-AVERAGE FAIR VALUE
	NON-VESTED STOCK		CEUs
Non-vested at January 1, 2010	235,065	$24.33	133,081	$30.85
Granted	111,316	$27.18	66,538	$32.81
Vested	(62,905)	$24.41	(53,305)	$51.13
Forfeited	(19,767)	$26.58	(19,767)	$42.34
Non-vested at December 31, 2010	263,709	$25.34	126,547	$38.86

The fair value of shares of non-vested stock which vested during the years ended December 31, 2010, 2009, and 2008 was $2.4 million, $2.6 million, and $2.4 million, respectively.
During the years ended December 31, 2010, 2009, and 2008, Cleco did not significantly modify any of the terms of outstanding awards.  In all periods presented, Cleco has recognized stock-based compensation expense for these provisions, which is known as the non-substantive vesting period approach.  The grants of non-vested stock to employees in January 2010, 2009, and 2008 did not contain the accelerated vesting provisions included in the prior years’ grants.
On January 1, 2010, the 2010 LTICP became effective.  A maximum of 2,250,000 shares of Cleco Corporation common stock could be granted under the 2010 LTICP.  As of

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

December 31, 2010, there were 2,042,784 shares available for future grants under the 2010 LTICP.  Grants and awards made under the 2000 LTICP will remain outstanding in accordance with its existing terms.  At December 31, 2010, there were stock options to purchase 134,070 shares of Cleco Corporation common stock and 233,004 shares of non-vested Cleco Corporation common stock outstanding under the 2000 LTICP.  Equity instruments awarded to employees and directors historically have come from issuing new shares of common stock; however, future awards may come from purchasing outstanding shares of common stock through Cleco Corporation’s common stock repurchase program.  As of December 31, 2010, there were 128,490 non-vested share-based compensation arrangements granted under the LTICP that are expected to vest over an average period of 1.5 years.  The total unrecognized before-tax compensation cost was $3.1 million for non-vested stock-based compensation arrangements granted under the LTICP.

Retained Earnings Restrictions
Various debt agreements contain covenants that restrict the amount of retained earnings that may be distributed as dividends to common shareholders.  The most restrictive covenant requires Cleco Corporation’s total indebtedness to be less than or equal to 65% of total capitalization.  At December 31, 2010, approximately $485.8 million of retained earnings were unrestricted.

Shareholder Rights Plan
In July 2000, Cleco Corporation’s Board of Directors adopted the Shareholder Rights Plan.  The rights under this plan expired on July 30, 2010.

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
A maximum of 734,000 shares of common stock may be purchased under the ESPP, subject to adjustment for changes in the capitalization of Cleco Corporation.  The Compensation Committee of Cleco Corporation’s Board of Directors administers the ESPP.  The Compensation Committee and the Board of Directors each possess the authority to amend the ESPP, but shareholder approval is required for any amendment that increases the number of shares covered by the ESPP.  In January 2009, the Board of Directors approved and authorized an additional 50,000 shares of common stock to be reserved for issuance under the DRIP Feature of the ESPP.  As of December 31, 2010, there were 447,965 shares of common stock left to be purchased under the ESPP.

Common Stock Repurchase Program
In 1991, the Board of Directors authorized management to repurchase up to $30.0 million of common stock.  At December 31, 2010, approximately $16.1 million of common stock was available for repurchase under this authorization.  Cleco Corporation did not purchase any common stock under the repurchase authorization in 2010, 2009, or 2008.  In January 2011, Cleco Corporation’s Board of Directors terminated this program.
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a new common stock repurchase program authorizing management, on behalf of Cleco Corporation, to repurchase, from time to time, shares of common stock so that Cleco Corporation’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010.  Purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements, and other factors.  The purchases will not be announced in advance and may be made in the open market or in privately negotiated transactions.

Preferred Stock

Upon involuntary liquidation of their stock, preferred shareholders are entitled to receive par value for shares held before any distribution is made to common shareholders.  Upon voluntary liquidation, preferred shareholders are entitled to receive the redemption price per share applicable at the time such liquidation occurs, plus any accrued dividends.
Information about the components of preferred stock capitalization is presented in the following table.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

	BALANCE		BALANCE		BALANCE		BALANCE
	JAN. 1,		DEC. 31,		DEC. 31,		DEC. 31,
(THOUSANDS, EXCEPT SHARE AMOUNTS)	2008	CHANGE	2008	CHANGE	2009	CHANGE	2010
Cumulative preferred stock, $100 par value
Not subject to mandatory redemption 4.50%	$1,029	$-	$1,029	$-	$1,029	$-	$1,029
Preferred stock not subject to mandatory redemption	$1,029	$-	$1,029	$-	$1,029	$-	$1,029
Cumulative preferred stock, $100 par value
Number of shares
Authorized	1,491,900	-	1,491,900	-	1,491,900	-	1,491,900
Issued and outstanding	10,288	-	10,288	-	10,288	-	10,288
Cumulative preferred stock, $25 par value
Number of shares authorized (None outstanding)	3,000,000	-	3,000,000	-	3,000,000	-	3,000,000

The 4.5% cumulative preferred stock not subject to mandatory redemption has an optional redemption price of $101 per share.  In January 2011, Cleco Corporation’s Board of Directors authorized and approved the redemption of all outstanding shares of the 4.5% cumulative preferred stock not subject to mandatory redemption, provided that no shares of such preferred stock can be redeemed prior to the repayment in full and termination of the $150.0 million bank term loan that matures on August 19, 2011.  Management expects to repay the term loan in full and terminate it shortly after the closing of the Acadia Unit 2 transaction with Entergy Louisiana.

Note 8 — Pension Plan and Employee Benefits

In accordance with the authoritative guidance for compensation of retirement benefits, Cleco’s measurement date is the same as its fiscal year end.

Pension Plan and Other Benefits Plan
Most employees hired before August 1, 2007 are covered by a non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation.  During 2010, Cleco made $4.8 million of required contributions and $0.2 million of discretionary contributions to the pension plan for the 2009 plan year.  During January 2011, Cleco made $60.0 million in discretionary contributions to the pension plan for the 2011 plan year.  As a result of the 2011 contribution, the total required contribution for the next five years decreased.  Cleco Power expects to be required to make approximately $3.5 million in additional contributions to the pension plan over the next five years, none of which are required for the 2011 plan year.  The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years.  The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these benefits during the periods in which the benefits are earned.
The employee pension plan and other benefits obligation plan assets and funded status at December 31, 2010, and 2009, are presented in the following table.

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$295,528	$278,442	$39,209	$34,054
Service cost	7,451	7,010	1,511	1,414
Interest cost	17,145	16,454	1,965	2,140
Plan participants’ contributions	-	-	1,176	1,157
Actuarial loss	23,540	6,351	1,231	4,022
Expenses paid	(1,262)	(990)	-	-
Medicare D	-	-	424	- (1)
Benefits paid	(12,060)	(11,739)	(4,072)	(3,578)
Benefit obligation at end of year	330,342	295,528	41,444	39,209
Change in plan assets
Fair value of plan assets at beginning of year	221,067	185,562	-	-
Actual return on plan assets	29,768	29,434	-	-
Employer contributions	5,000	18,800	-	-
Expenses paid	(1,262)	(990)	-	-
Benefits paid	(12,060)	(11,739)	-	-
Fair value of plan assets at end of year	242,513	221,067	-	-
Unfunded status	$(87,829)	$(74,461)	$(41,444)	$(39,209)
(1)No Medicare D reimbursement was received in 2009; $213 was received in January 2010.

The employee pension plan accumulated benefit obligation at December 31, 2010, and 2009, is presented in the following table.

	PENSION BENEFITS
(THOUSANDS)	2010	2009
Accumulated benefit obligation	$292,529	$261,817

The authoritative guidelines for compensation of retirement benefits require the disclosure of the net actuarial gains/losses, transition obligations/assets, and prior period service costs included in other comprehensive income as a result of being included as a component of net periodic benefit costs.  The following table presents those items for the employee pension plan and other benefits plan at December 31, 2010, and 2009.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2010	2009	2010	2009
Net actuarial loss (gain) occurring during year	$14,001	$(3,619)	$1,231	$4,022
Net actuarial loss amortized during year	$3,156	$1,930	$972	$896
Transition obligation amortized during year	$-	$-	$20	$20
Prior service credit amortized during year	$71	$71	$2,021	$2,065

The authoritative guidelines also require the disclosure of the net gains/losses, transition obligations/assets, and prior period service costs/credits in accumulated other comprehensive income that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2011.  The following table presents those items for the employee pension plan and other benefits plans for December 31, 2009, 2010, and 2011.

		PENSION BENEFITS				OTHER BENEFITS
(THOUSANDS)	2011	2010	2009	2011		2010	2009
Net actuarial loss	$5,500	$118,353	$107,508	$1,026	(1)	$13,491	$13,231
Transition obligation	$-	$-	$-	$20	(2)	$75	$94
Prior service credit	$71	$702	$773	$206	(3)	$206	$2,227
(1)Net of the estimated Medicare Part D subsidy through 2012 of $182.
(2)Net of the estimated Medicare Part D subsidy through 2012 of $0.
(3)Net of the estimated Medicare Part D subsidy through 2012 of $50

The components of net periodic pension and other benefits costs for 2010, 2009, and 2008 are as follows.

		PENSION BENEFITS			OTHER BENEFITS
(THOUSANDS)	2010	2009	2008	2010	2009	2008
Components of periodic benefit costs
Service cost	$7,451	$7,010	$5,879	$1,510	$1,414	$1,412
Interest cost	17,145	16,454	15,856	1,965	2,140	1,981
Expected return on plan assets	(20,229)	(19,464)	(20,178)	-	-	-
Transition obligation	-	-	-	20	20	20
Prior period service cost	(71)	(71)	(71)	(2,021)	(2,065)	(2,065)
Net loss	3,156	1,930	-	972	897	926
Net periodic benefit cost	$7,452	$5,859	$1,486	$2,446	$2,406	$2,274

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the years ended December 31, 2010, 2009, and 2008 was $1.9 million, $1.8 million, and $1.5 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements.  At December 31, 2010 and 2009, the current portion of the other benefits liability for Cleco was $3.0 million and $2.8 million, respectively.  At December 31, 2010 and 2009, the current portion of the other benefits liability for Cleco Power was $2.8 million and $2.7 million, respectively.  The expense related to other benefits reflected in Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008 was $2.0 million, $2.4 million, and $2.2 million, respectively, net of Medicare Part D subsidy of $0.3 million, and $0.3 million in 2009 and 2008, respectively.  Cleco Power had no reduction of other benefits expense during 2010 as a result of the Medicare Part D subsidy due to the PPACA eliminating the subsidies by 2013.  Cleco Power’s allocated amount of the other benefit liability was $32.3 million and $30.6 million at December 31, 2010, and 2009, respectively.
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

	PENSION BENEFITS		OTHER BENEFITS
	2010	2009	2010	2009
Weighted-average assumptions used to determine the benefit obligation as of December 31:
Discount rate	5.43%	5.91%	4.61%	5.29%
Rate of compensation increase	4.265%	4.447%	N/A	N/A

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

		PENSION BENEFITS			OTHER BENEFITS
	2010	2009	2008	2010	2009	2008
Weighted-average assumptions used to determine the net benefit cost (income) for the year ended December 31:
Discount rate	5.91%	6.01%	6.48%	5.29%	6.27%	6.18%
Expected return on plan assets	7.80%	7.80%	8.40%	N/A	N/A	N/A
Rate of compensation increase	4.265%	4.447%	4.540%	N/A	N/A	N/A

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
Employee pension plan assets may be invested in publicly traded domestic common stocks, including Cleco Corporation common stock; U.S. Government, federal agency and corporate obligations; an international equity fund, commercial real estate funds; a hedge fund-of-funds; and pooled temporary investments.  Investments in securities (obligations of U.S. Government and U.S. Government Agencies, corporate debt, common/collective trust funds, mutual funds, common stocks, and preferred stock) traded on a national securities exchange are valued at the last reported sales price on the last business day of the year.
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
▪
Level 2 – quoted prices for similar assets and liabilities in active markets or other inputs that are observable for the asset or liability, including inputs that can be corroborated by observable market data, observable interest rate yield curves and volatilities; and

▪	Level 3 – unobservable inputs based upon the entities own assumptions.

The table below discloses the pension plan’s fair value of financial assets measured on a recurring basis and within the scope of the authoritative guidance for fair value measurements and disclosures.

(THOUSANDS)	AT DECEMBER 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash and cash equivalents	$6,512	$-	$6,512	$-
Common stock	41,945	-	41,945	-
Preferred stock	11,993	-	1,446	10,547
Obligations of U.S. Government and U.S. Government Agencies	24,038	-	24,038	-
Mutual funds	77,420	77,358	62	-
Common/collective trust fund	36,109	364	35,745	-
Real estate funds	4,021	-	-	4,021
Hedge fund-of-funds	3,271	-	-	3,271
Corporate debt	36,535	-	36,535	-
Total	$241,844	$77,722	$146,283	$17,839

Interest accrual	669
Total net assets	$242,513

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

(THOUSANDS)	AT DECEMBER 31, 2009	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash and cash equivalents	$9,679	$-	$9,679	$-
Common stock	27,096	-	27,096	-
Preferred stock	10,234	-	1,124	9,110
Obligations of U.S. Government and U.S. Government Agencies	24,763	-	24,763	-
Mutual funds	70,612	70,555	57	-
Common/collective trust fund	36,727	283	36,271	173
Real estate funds	4,517	-	-	4,517
Hedge fund-of-funds	6,529	-	-	6,529
Corporate debt	33,737	-	33,737	-
Total	$223,894	$70,838	$132,727	$20,329

Net liability for pending transactions	$(3,238)
Interest accrual	411
Total net assets	$221,067

Level 3 valuations are derived from other valuation methodologies including pricing models, discounted cash flow models and similar techniques.  Level 3 valuations incorporate subjective judgments and consider assumptions including capitalization rates, discounts rates, cash flows and other factors that are not observable in the market.
The following is a reconciliation of the beginning and ending balances of the pension plan’s preferred stock, common/collective trust fund, real estate funds, and hedge fund-of-funds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2010.

(THOUSANDS)	PREFERRED STOCK	COMMON/ COLLECTIVE TRUST	REAL ESTATE FUNDS	HEDGE FUND OF FUNDS	TOTAL
December 31, 2008	$12,992	$149	$5,741	$12,223	$31,105
Realized loss	-	-	-	(27)	(27)
Unrealized (loss) gain	(4,333)	30	(1,224)	499	(5,028)
Purchases, issuances, and settlements, net	451	(6)	-	(6,166)	(5,721)
December 31, 2009	$9,110	$173	$4,517	$6,529	$20,329
Realized gain	-	9	-	81	90
Unrealized gain (loss)	1,108	242	(496)	168	1,022
Purchases, issuances, and settlements, net	329	(106)	-	(3,507)	(3,284)
Transfer out	-	(318)	-	-	(318)
December 31, 2010	$10,547	$-	$4,021	$3,271	$17,839

The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses.  Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period.  For 2010, the return on plan assets was 13.6% compared to an expected long-term return of 7.8%.  The 2009 return on pension plan assets was 16.0% compared to an expected long-term return of 7.8%.
As of December 31, 2010, the pension plan held no shares of Cleco Corporation common stock.  None of the plan participants’ future annual benefits is covered by insurance contracts.  As a result of the significant 2008 market declines, the pension plan portfolio experienced significant losses during 2008 that resulted in a significant decrease in the funded status of the plan for 2008.  These losses, in conjunction with funding requirements, may lead to increased or earlier contributions than previously anticipated.  In December 2008, Cleco became aware that, through its hedge fund-of-funds manager, a portion of its pension plan assets were invested in the Madoff feeder fund investment, Ascot Fund Limited.  The total losses associated with this fund were approximately $0.7 million.  In January 2009, Cleco Power elected to liquidate the holdings of the hedge fund-of-funds manager.  At December 31, 2010, the fund had $6.5 million remaining to be liquidated.  Proceeds from the hedge fund-of-funds manager will be reallocated to the plan’s other equity managers.
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

▪	Rank in the upper 50 percent of a universe of composite pension funds.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

In order to meet the objectives and to control risk, the retirement committee has established guidelines that the investment managers must follow.

Domestic Equity Portfolios
▪	Equity holdings of a single company must not exceed 10% of the manager’s portfolio.
▪	A minimum of 25 stocks should be owned.
▪	Equity holdings in a single sector should not exceed the lesser of three times the sector’s weighting in the Standard & Poor’s 500 Index or 35% of the portfolio.
▪	Equity holdings should represent at least 90% of the portfolio.
▪	Marketable common stocks, preferred stocks convertible on common stocks, and fixed income securities convertible into common stocks are the only permissible equity investments.
▪	Securities in foreign entities denominate in U.S. dollars are limited to 10%. Securities denominated in currencies other than U.S. dollars are not permitted.
▪	The purchase of securities on margin and short sales is prohibited.

International Equity Portfolios

Developed Markets
▪	Equity holdings of a single company should not exceed 5% of the manager’s portfolio.
▪	A minimum of 30 stocks should be owned.
▪	Equity holdings in a single sector should not exceed 35%.
▪
A minimum of 50% of the countries within the MSCI EAFE Index should be represented within the portfolio.  The allocation to an individual country should not exceed the lesser of 30 percent or 5 times the country’s weighting within the MSCI EAFE Index.

▪	Currency hedging decisions are at the discretion of the investment manager.

Emerging Markets
▪	Equity holdings in any single company should not exceed 10% of the manager’s portfolio.
▪	A minimum of 30 individual stocks should be owned.
▪	Equity holdings of a single industry should not exceed 25%.
▪	Equity investments must represent at least 75% of the manager’s portfolio.
▪	A minimum of three countries should be represented within the manager’s portfolio.
▪	Liquid securities which are not readily marketable may represent no more than 10% of the manager’s portfolio.
▪	Currency hedging decisions are at the discretion of the investment manager.

Debt Portfolios
▪	At least 85% of the debt securities should be investment grade securities (BBB- by Standard & Poor’s or Baa3 by Moody’s) or higher.
▪	Bond purchases should be limited to readily marketable securities.
▪	Debt holdings of a single issue or issuer must not exceed 5% of the manager’s portfolio.
▪	Margin purchases or leverage is prohibited.

Real Estate Portfolios
▪	Real estate funds should be invested primarily in direct equity positions, with debt and other investments representing less than 25% of the fund.
▪	Leverage should be less than 70% of the market value of the fund.
▪	Investments should be focused on existing income-producing properties, with land and development properties representing less than 40% of the fund.

Hedge Fund-of-Funds
▪	The fund should be invested in a minimum of 20 individual partnerships.
▪	No individual partnership should exceed 10% of the fund-of-funds.
▪
The fund should be diversified across several different “styles” of partnerships, including event-driven strategies, fixed income arbitrage and trading, and other arbitrage strategies.  The fund generally should not be invested in emerging markets, short-term only, traditional Commodity Trading Advisor’s or derivative-only strategies.

Fund managers were allowed limited use of derivatives, subject to policies and guidelines established by the Retirement Committee and to the following restrictions:

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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Due to the nature of the hedge fund-of-funds, its manager was exempt from the above derivative policy.
The Retirement Committee has established the following investment asset allocation target percentages for the pension plan assets.

	PERCENT OF TOTAL PLAN ASSETS*
	MINIMUM	TARGET	MAXIMUM
Equity
Domestic	33%	43%	49%
International	15%	22%	31%
Total equity	60%	65%	70%
Debt securities	18%	23%	28%
Real estate	4%	7%	10%
Hedge fund-of-funds	2%	5%	8%
Cash equivalents	0%	0%	5%
*Minimums and maximums within subcategories not intended to equal total for category.

The estimated impact of future Medicare subsidies reduced the January 1, 2010, and 2009, accumulated postretirement benefit obligation by $0.8 million and $6.2 million, respectively, and reduced the other benefit costs for the years ended December 31, 2010, and 2009, as follows.

	AT DECEMBER 31,
(THOUSANDS)	2010	2009
Components of other benefit costs:
Reduction in service cost	$-	$149
(Increase) reduction in interest cost	(45)	335
Reduction in net loss amortization	222	303
Reduction in prior period service cost amortization	397	(397)
Reduction in net other benefit cost	$574	$390

The assumed health care cost trend rates used to measure the expected cost of other benefits was 9.00% in 2011, 2010, and 2009.  The rate declines to 5.00% by 2030 and remains at 5.0% thereafter.  Assumed health care cost trend rates have a significant effect on the amount reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects on other benefits.

	ONE-PERCENTAGE POINT
(THOUSANDS)	INCREASE	DECREASE
Effect on total of service and interest cost components	$12	$93
Effect on postretirement benefit obligation	$212	$1,350

The projected benefit payments and projected receipts pursuant to Medicare Part D subsidy, the employee pension plan, and other benefits obligation plan for each year through 2015 and the next five years thereafter are listed below.

(THOUSANDS)	2011	2012	2013	2014	2015	NEXT FIVE YEARS
Pension plan	$12,863	$13,407	$14,097	$14,898	$15,729	$96,732
Other benefits obligation plan, gross	$3,038	$3,208	$3,359	$3,589	$3,810	20,245
Medicare Part D subsidy receipts	$365	$418	$-	$-	$-	$-

SERP
Certain Cleco executive officers are covered by the SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP benefit payments.  However, since SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired.  No contributions to the SERP were made during the three-year period ended December 31, 2010.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The SERP’s funded status at December 31, 2010, and 2009, is presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$37,227	$33,223
Service cost	1,531	1,608
Interest cost	2,122	2,015
Actuarial loss	2,878	1,935
Benefits paid	(1,598)	(1,554)
Benefit obligation at end of year	$42,160	$37,227

The SERP’s accumulated benefit obligation at December 31, 2010, and 2009, is presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2010	2009
Accumulated benefit obligation	$38,337	$34,122

The authoritative guidelines on compensation for retirement benefits require the disclosure of the net actuarial gains/losses, transition obligations/assets, and prior period service costs included in other comprehensive income as a result of being amortized as a component of net periodic benefit costs.  The following table presents those items for the SERP at December 31, 2010, and 2009.

	SERP BENEFITS
(THOUSANDS)	2010	2009
Net actuarial loss occurring during year	$2,878	$1,935
Net actuarial loss amortized during year	$925	$777
Prior service cost amortized during year	$54	$54

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

The authoritative guidelines on compensation for retirement benefits also require the disclosure of the net gains/losses, transition obligations/assets, and prior period service costs/credit in accumulated other comprehensive income that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2010.  The following table presents those items for SERP for December 31, 2011, 2010, and 2009.

		SERP BENEFITS
(THOUSANDS)	2011	2010	2009
Net actuarial loss	$1,115	$13,969	$12,015
Prior service cost	$54	$387	$441

The components of the net SERP cost for 2010, 2009, and 2008 are as follows.

		SERP BENEFITS
(THOUSANDS)	2010	2009	2008
Components of periodic benefit costs
Service cost	$1,531	$1,608	$1,395
Interest cost	2,122	2,015	1,898
Prior period service cost amortization	54	54	54
Net loss amortization	925	777	656
Net periodic benefit cost	$4,632	$4,454	$4,003

The measurement date used to determine the SERP benefits is December 31.  The assumptions used to determine the benefit obligation and the periodic costs are as follows.

	SERP
	2010	2009
Weighted-average assumptions used to determine the benefit obligation as of December 31:
Discount rate	5.26%	5.78%
Rate of compensation increase	5.00%	5.00%

		SERP
	2010	2009	2008
Weighted-average assumptions used to determine the net benefit cost (income) for the year ended December 31:
Discount rate	5.78%	6.15%	6.48%
Rate of compensation increase	5.00%	5.00%	5.00%

Liabilities relating to the SERP are reported on the individual subsidiaries’ financial statements.  At December 31, 2010 and 2009, the current portion of the SERP liability for Cleco was $2.0 million and $1.8 million, respectively.  At both December 31, 2010 and 2009, the current portion of the SERP liability for Cleco Power was $0.6 million.  The expense related to the SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008 was $1.2 million, $1.1 million, and $1.0 million, respectively.  Cleco Power’s allocated amount of the SERP liability was $14.1 million and $12.9 million at December 31, 2010, and 2009, respectively.
The projected benefit payments for the SERP for each year through 2015 and the next five years thereafter are listed below.

(THOUSANDS)	2011	2012	2013	2014	2015	NEXT FIVE YEARS
SERP	$2,013	$2,141	$2,415	$2,455	$2,694	$15,114

401(k)
Most employees are eligible to participate in the 401(k) Plan.  Since January 2008, Cleco Corporation has made matching contributions and funded dividend reinvestments with cash.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
401(k) Plan expense	$3,709	$3,751	$3,427

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries was $0.8 million, $1.0 million, and $1.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 9 — Income Taxes

Cleco
For the year ended December 31, 2010, income tax expense was higher than the amount computed by applying the statutory federal rate to income before tax.  For the years ended December 31, 2009, and 2008, income tax expense was lower than the amount computed by applying the statutory federal rate to income before tax.  The differences are as follows.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS, EXCEPT FOR %)	2010	2009	2008
Income before tax	$397,889	$115,886	$120,598
Statutory rate	35.0%	35.0%	35.0%
Tax at federal statutory rate	$139,261	$40,560	$42,209
Increase (decrease):
Plant differences, including AFUDC flowthrough	(7,757)	(30,212)	(27,208)
Amortization of investment tax credits	(1,285)	(1,332)	(1,380)
State tax expense	11,897	4,763	7,506
Other	382	(4,200)	(2,670)
Total taxes	$142,498	$9,579	$18,457
Effective Rate	35.8%	8.3%	15.3%

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Information about current and deferred income tax expense is as follows.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Current federal income tax expense	$75,337	$16,080	$9,931
Deferred federal income tax expense (benefit)	56,047	(9,880)	(1,850)
Amortization of accumulated deferred investment tax credits	(1,285)	(1,332)	(1,380)
Total federal income tax expense	$130,099	$4,868	$6,701
Current state income tax expense	13,572	814	4,751
Deferred state income tax expense	(1,173)	3,897	7,005
Total state income tax expense	$12,399	$4,711	$11,756
Total federal and state income tax expense	$142,498	$9,579	$18,457
Items charged or credited directly to shareholders’ equity
Federal deferred	2,210	(1,200)	(751)
State deferred	357	(194)	(121)
Total tax benefit from items charged directly to shareholders’ equity	$2,567	$(1,394)	$(872)
Total federal and state income tax expense	$145,065	$8,185	$17,585

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2010, and 2009, was comprised of the following.

		AT DECEMBER 31,
(THOUSANDS)	2010	2009
Depreciation and property basis differences	$(527,014)	$(463,833)
Fuel costs	(6,500)	(13,215)
Mark-to-market	1,845	3,068
Deferred carrying charges	26,567	55,033
SERP – other comprehensive income	6,274	8,840
Regulated operations regulatory liability	(75,080)	(75,363)
Postretirement benefits other than pension	9,902	9,068
Other	14,901	22,307
Accumulated deferred federal and state income taxes	$(549,105)	$(454,095)

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  As of December 31, 2010, Cleco has recorded a $2.7 million deferred tax asset on $7.7 million of capital loss carryforwards.  If the capital loss carryforwards are not utilized, $4.1 million will expire in 2011, $1.5 million will expire in 2013, $1.4 million will expire in 2014, and $0.7 million will expire in 2015.  Management expects that $3.6 million of capital loss carryforwards will expire in 2011; therefore, Cleco has recorded a $1.2 million valuation allowance against the total $2.7 million deferred tax asset on capital loss carryforwards.  In addition, as of December 31, 2010, Cleco has a deferred tax asset resulting from new market tax credit carryforwards of $31.5 million.  If the new market tax credit carryforwards are not utilized, they will expire in 2029.  Management considers it more likely than not that all deferred tax assets related to new market tax credit carryforwards will be realized; therefore, no valuation allowance has been recorded.

Cleco Power
Income tax expense is lower than the amount computed by applying the statutory rate to income before tax, as follows.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS, EXCEPT FOR %)	2010	2009	2008
Income before tax	$222,512	$126,463	$141,788
Statutory rate	35.0%	35.0%	35.0%
Tax at federal statutory rate	$77,879	$44,262	$49,625
Increase (decrease):
Plant differences, including AFUDC flowthrough	(7,757)	(30,212)	(27,208)
Amortization of investment tax credits	(1,285)	(1,332)	(1,380)
State tax expense	5,798	5,131	8,243
Other	472	(2,552)	(1,324)
Total tax expense	$75,107	$15,297	$27,956
Effective Rate	33.8%	12.1%	19.7%

Information about current and deferred income tax expense is as follows.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Current federal income tax expense	$35,132	$11,920	$10,274
Deferred federal income tax expense	40,237	912	5,920
Amortization of accumulated deferred investment tax credits	(1,285)	(1,332)	(1,380)
Total federal income tax expense	$74,084	$11,500	$14,814
Current state income tax expense	6,704	1,480	4,580
Deferred state income tax (benefit) expense	(5,681)	2,317	8,562
Total state income tax expense	$1,023	$3,797	$13,142
Total federal and state income taxes	$75,107	$15,297	$27,956
Items charged or credited directly to shareholders’ equity
Federal deferred	2,532	(620)	(416)
State deferred	409	(100)	(67)
Total tax benefit from items charged directly to shareholders’ equity	$2,941	$(720)	$(483)
Total federal and state income tax expense	$78,048	$14,577	$27,473

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2010, and 2009, was comprised of the following.

		AT DECEMBER 31,
(THOUSANDS)	2010	2009
Depreciation and property basis differences	$(551,909)	$(427,524)
Fuel costs	(6,490)	(13,228)
Mark-to-market	1,628	2,851
Deferred carrying charges	26,567	55,044
SERP - other comprehensive income	2,019	4,960
Regulated operations regulatory liability	(75,080)	(75,363)
Postretirement benefits other than pension	(2,503)	(2,832)
Other	7,005	8,055
Accumulated deferred federal and state income taxes	$(598,763)	$(448,037)

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  As of December 31, 2010, Cleco Power has recorded a $2.7 million deferred tax asset on $7.7 million of capital loss carryforwards.  If the capital loss carryforwards are not utilized, $4.1 million will expire in 2011, $1.5 million will expire in 2013, $1.4 million will expire in 2014, and $0.7 million will expire in 2015.  Management expects that $3.6 million of

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

capital loss carryforwards will expire in 2011; therefore, Cleco has recorded a $1.2 million valuation allowance against the total $2.7 million deferred tax asset on capital loss carryforwards.

Uncertain Tax Positions
Effective January 1, 2007, Cleco adopted the provisions of the authoritative guidance on accounting for uncertain tax positions.  With this adoption, Cleco classified all interest related to uncertain tax positions as a component of interest payable and interest expense.  The total amount of interest associated with uncertain tax positions at December 31, 2010, 2009, and 2008, recognized on Cleco Corporation’s Consolidated Balance Sheets was $41.0 million, $40.5 million, and $26.3 million, respectively.  The total amount of interest associated with uncertain tax positions at December 31, 2010, 2009, and 2008, recognized on Cleco Power’s Balance Sheets was $15.2 million, $22.2 million, and $15.9 million, respectively.  The total amount of interest expense related to uncertain tax positions for the years ended December 31, 2010, 2009, and 2008, recognized on the income statements of Cleco Corporation was $3.9 million, $8.2 million, and $3.2 million, respectively.  The total amount of interest expense related to uncertain tax positions for the years ended December 31, 2010, 2009, and 2008, recognized on the income statements of Cleco Power was a $5.4 million reversal of interest expense, and $3.3 million and $0.8 million of expense, respectively.  The total liability for unrecognized tax benefits for Cleco Corporation and Cleco Power at December 31, 2010, 2009, and 2008 is shown in the following table:

Cleco
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at January 1, 2008	$76,252
Reduction for tax positions of current period	(4,367)
Additions for tax positions of prior years	13,033
Reduction for tax positions of prior years	-
Reduction for lapse of statute of limitations	-
Balance at December 31, 2008	$84,918
Reduction for tax positions of current period	(15,126)
Additions for tax positions of prior years	59,443
Reduction for tax positions of prior years	-
Reduction for lapse of statute of limitations	-
Balance at December 31, 2009	$129,235
Reduction for tax positions of current period	(5,738)
Additions for tax positions of prior years	511
Reduction for tax positions of prior years	(6,146)
Reduction for settlement with tax authority	(15,077)
Reduction for lapse of statute of limitations	-
Balance at December 31, 2010	$102,785

Cleco Power
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at January 1, 2008	$50,092
Reduction for tax positions of current period	(2,589)
Additions for tax positions of prior years	13,033
Reduction for tax positions of prior years	-
Reduction for lapse of statute of limitations	-
Balance at December 31, 2008	$60,536
Reduction for tax positions of current period	(11,499)
Additions for tax positions of prior years	35,323
Reduction for tax positions of prior years	-
Reduction for lapse of statute of limitations	-
Balance at December 31, 2009	$84,360
Reduction for tax positions of current period	(2,202)
Additions for tax positions of prior years	3
Reduction for tax positions of prior years	(6,109)
Reduction for settlement with tax authority	(15,077)
Reduction for lapse of statute of limitations	-
Balance at December 31, 2010	$60,975

The federal income tax years that remain subject to examination by the IRS are 2001 through the current period.  The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2001 through the current period.  In December 2010, Cleco deposited $52.2 million of funds with the IRS associated with the years currently under audit.
Cleco is currently under audit by the IRS which has proposed adjustments to tax for various issues, including but not limited to, depreciable tax lives, bonus depreciation, deductible storm costs, research and experimentation costs, and repair allowance deductions.  Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2010 could decrease by a maximum of $37.3 million in the next 12 months as a result of reaching a settlement with the IRS.  The settlement could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.

Note 10 — Disclosures about Segments

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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

The financial results of Cleco’s segments are presented on an accrual basis.  Management evaluates the performance of its segments and allocates resources to them based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives.  Material intercompany transactions occur on a regular basis.  These intercompany transactions relate primarily to joint and common administrative support services provided by Support Group.  For information on these services, see Note 16 — “Affiliate Transactions.”
In accordance with authoritative guidance, Cleco was required to reconsolidate Evangeline with its consolidated financial statements and discontinue reporting its investment in Evangeline on the equity method of accounting.  As a result, effective January 1, 2010, the assets and liabilities of Evangeline are no longer represented by one line item corresponding to Midstream’s equity investment in Evangeline but instead are being reported in the corresponding line items in the consolidated financial statements of Midstream.  Effective January 1, 2010, Evangeline’s revenues and expenses are being reported on several line items, as compared to previously being netted and reported on one line item as equity income (loss) from investees on Midstream.

SEGMENT INFORMATION
2010 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$1,086,102	$-	$-	$-	$1,086,102
Tolling operations	-	26,067	-	-	26,067
Other operations	42,578	3	1,959	(11)	44,529
Electric customer credits	(9,596)	-	-	-	(9,596)
Affiliate revenue	-	960	603	1	1,564
Intercompany revenue	1,371	-	47,321	(48,692)	-
Operating revenue, net	$1,120,455	$27,030	$49,883	$(48,702)	$1,148,666
Depreciation expense	$105,586	$5,779	$838	$-	$112,203
Interest charges	$78,731	$7,140	$10,551	$(646)	$95,776
Interest income	$379	$-	$675	$(645)	$409
Equity income from investees	$-	$38,848	$1	$-	$38,849
Gain on toll settlement	$-	$148,402	$-	$-	$148,402
Federal and state income tax expense (benefit)	$75,107	$71,255	$(3,864)	$-	$142,498
Segment profit (loss)(1)	$147,405	$114,467	$(6,480)	$(1)	$255,391
Additions to long-lived assets	$449,052	$2,113	$2,056	$-	$453,221
Equity investment in investees	$13,073	$73,648	$11	$-	$86,732
Total segment assets	$3,795,205	$316,165	$401,663	$(351,623)	$4,161,410
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$255,391
	Unallocated items:
	Preferred dividends requirements			46
	Net income applicable to common stock			$255,345
2009 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$808,646	$-	$-	$-	$808,646
Other operations	33,558	1	102	(10)	33,651
Affiliate revenue	23	8,748	2,690	-	11,461
Intercompany revenue	1,372	-	43,618	(44,990)	-
Operating revenue, net	$843,599	$8,749	$46,410	$(45,000)	$853,758
Depreciation expense	$77,064	$177	$963	$-	$78,204
Interest charges	$58,562	$7,408	$(9,717)	$(5,198)	$51,055
Interest income	$1,449	$-	$5,261	$(5,198)	$1,512
Equity (loss) income from investees	$-	$(19,339)	$1,916	$-	$(17,423)
Federal and state income tax expense	$15,297	$(11,027)	$5,309	$-	$9,579
Segment profit (loss) (1)	$111,166	$(17,730)	$12,871	$-	$106,307
Additions to long-lived assets	$235,385	$55	$980	$-	$236,420
Equity investment in investees	$12,873	$223,652	$15,093	$(1)	$251,617
Total segment assets	$3,363,962	$270,713	$383,058	$(322,886)	$3,694,847
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$106,307
	Unallocated items:
	Preferred dividends requirements			46
	Net income applicable to common stock			$106,261

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

2008 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$1,032,970	$-	$-	$-	$1,032,970
Other operations	36,675	1	104	(12)	36,768
Affiliate revenue	29	7,920	2,511	-	10,460
Intercompany revenue	2,008	-	41,615	(43,623)	-
Operating revenue, net	$1,071,682	$7,921	$44,230	$(43,635)	$1,080,198
Depreciation expense	$76,420	$307	$1,149	$-	$77,876
Interest charges	$47,283	$6,978	$5,130	$(6,991)	$52,400
Interest income	$3,943	$-	$8,463	$(6,989)	$5,417
Equity (loss) income from investees	$-	$(7,037)	$1,495	$-	$(5,542)
Federal and state income tax expense	$27,956	$(7,182)	$(2,317)	$-	$18,457
Segment profit (loss) (1)	$113,832	$(10,017)	$(1,674)	$-	$102,141
Additions to long-lived assets	$321,407	$64	$1,041	$-	$322,512
Equity investment in investees	$-	$234,273	$14,871	$-	$249,144
Total segment assets	$3,041,597	$250,882	$324,232	$(275,507)	$3,341,204
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$102,141
	Unallocated items:
	Preferred dividends requirements			46
	Net income applicable to common stock			$102,095

Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and is viewed as one unit by management.  Discrete financial reports are prepared only at the company level.  This approach is consistent with the standards applicable to segment reporting as defined by the authoritative guidance on segment reporting.

Note 11 — Electric Customer Credits

In January 2010, Cleco Power filed its monitoring report for the 12-month period ended September 30, 2009.  The Staff issued its preliminary report in June 2010, which indicated that no customer refunds were due for this period.  On December 17, 2010, the Administrative Law Judge officially closed this docket.
Beginning in 2010, the amount of Cleco Power’s yearly retail earnings is subject to the terms of a FRP established by the LPSC.  The new rates and the FRP became effective upon commencement of commercial operations at Madison Unit 3 on February 12, 2010.  The 2010 FRP establishes a target return on equity and requires all or a portion of regulated earnings for each yearly review period above the targeted regulatory rate of return on equity to be credited to Cleco Power’s customers. The 2010 FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually. The 2010 FRP establishes that Cleco Power file monitoring reports for both the 12 months ended June 30, 2010, and September 30, 2010, on or before October 31, 2010, and January 31, 2011, respectively. Beginning in 2011, Cleco Power will file annual monitoring reports no later than October 31 for the 12-month period ending June 30.
On October 29, 2010, Cleco Power filed its report for the 12 months ended June 30, 2010, which indicated that no refund was due for this period.  On January 28, 2011, Cleco Power filed its report for the 12 months ended September 30, 2010, which indicated that Cleco Power’s retail earnings exceeded the refund threshold of 11.3%, but were less than 12.3%.  As of December 31, 2010, Cleco Power had accrued $9.6 million to be refunded to customers based on results for the 12-month period ending September 30, 2010.  The ultimate amount of any customer refund is subject to LPSC Staff review and the closure of such review.  Credits are typically included on customers’ bills the following summer, but the timing of the refunds is ultimately at the discretion of the LPSC.
Cleco Power’s Consolidated Balance Sheets at December 31, 2010, and 2009 reflect the following accruals for estimated electric customer credits.

	AT DECEMBER 31,
(THOUSANDS)	2010	2009
Provision for rate refund	$9,598	$2
Total customer credits	$9,598	$2

Note 12 — Variable Interest Entities

Cleco reports its investments in VIEs in accordance with the authoritative guidance.  Cleco Corporation and Cleco Power report the investment in Oxbow on the equity method of accounting.  Cleco Corporation reports the investment in Cajun on the equity method of accounting.  Under the equity method, the assets and liabilities of these entities are reported as equity investment in investees on Cleco Corporation’s and Cleco Power’s Consolidated Balance Sheets.  The revenue and expenses (excluding income taxes) of these entities are netted and reported as equity income or loss from investees on Cleco Corporation’s and Cleco Power’s Consolidated Statements of Income.
Prior to January 1, 2010, Cleco also reported its investment in Evangeline and certain other subsidiaries on the equity method of accounting.  In compliance with recent authoritative

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

guidance, Cleco prospectively reconsolidated these subsidiaries on January 1, 2010.  Beginning January 1, 2010, Evangeline’s and certain other subsidiaries’ assets, liabilities, revenues, expenses, and cash flows are prospectively presented on the corresponding line items of Cleco’s financial statements.

Consolidated VIEs

Evangeline
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
The following tables contain summarized financial information for Evangeline.

		AT DECEMBER 31,
(THOUSANDS)	2010	2009
Current assets	$28,320	$17,221
Accounts receivable - affiliate	933	3,518
Property, plant and equipment, net	179,801	183,208
Other assets	-	47,915
Total assets	$209,054	$251,862
Current liabilities	$3,951	$11,627
Interest accrued	20,755	4,756
Uncertain tax positions	31,853	-
Accounts payable - affiliate	1,036	11,396
Long-term debt, net	-	153,564
Other liabilities	30,924	80,957
Member’s equity (deficit)	120,535	(10,438)
Total liabilities and member’s equity	$209,054	$251,862

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Operating revenue	$26,070	$59,852	$59,978
Operating expenses	15,344	25,945	31,920
Depreciation	5,606	5,535	5,371
Gain on toll settlement	148,402	-	-
Interest charges	6,159	28,675	17,918
Other expense	(13)	(1,793)	(589)
Income (loss) before taxes	$147,350	$(2,096)	$4,180

Cleco Corporation had posted a $15.0 million letter of credit on behalf of the Evangeline Tolling Agreement counterparty.  In conjunction with the termination of the Evangeline Tolling Agreement in February 2010, this letter of credit was cancelled and is no longer outstanding.
The changes in current assets, other assets, current liabilities, accounts payable – affiliate, long-term debt, other liabilities, and member’s equity for the year ended December 31, 2010, were primarily due to the effect of the termination of the Evangeline Tolling Agreement and extinguishment of Evangeline’s debt.  Interest accrued, uncertain tax positions, and other liabilities also include a $52.6 million reclassification of uncertain tax liabilities and related interest from long-term to short-term.  For more information regarding the Evangeline transaction, see Note 18 — “Evangeline Transactions.”  For more information regarding uncertain tax positions, see Note 9 — “Income Taxes.”
Evangeline had no restricted cash at December 31, 2010.  Evangeline’s restricted cash at December 31, 2009, was $30.1 million.  This cash was restricted under Evangeline’s Senior Secured bond indenture.  In connection with the Evangeline transaction, all of the Evangeline bonds were retired and the restriction on the cash was released.
Evangeline recorded income tax expense of $56.9 million and $1.0 million for the years ended December 31, 2010 and 2008, respectively, and income tax benefit of $0.7 million for the year ended December 31, 2009.  The $57.6 million increase in tax expense during 2010 compared to 2009 is primarily due to the gain on the toll settlement.

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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

The following tables contain summarized financial information for Perryville and Attala.

		AT DECEMBER 31,
(THOUSANDS)	2010	2009
Current assets	$3,552	$1,196
Accounts receivable - affiliate	-	1,003
Other assets	16,503	13,999
Total assets	$20,055	$16,198
Current liabilities	$1,255	$6
Accounts payable - affiliate	3,773	205
Other liabilities	1,019	1,510
Member’s equity	14,008	14,477
Total liabilities and member’s equity	$20,055	$16,198

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Operating revenue	$1,941	$1,959	$1,976
Operating expense	330	586	479
Other income	-	34	-
Interest income (expense)	92	501	(1)
Income before taxes	$1,703	$1,908	$1,496

The transmission assets utilized by Perryville and Attala are accounted for as direct financing leases and are included in other assets in the summarized financial information above.
Interest income for the years ended December 31, 2010 and 2009 includes $0.1 million and $0.5 million, respectively, of interest related to amended tax returns.
Perryville and Attala recorded income tax expense of $0.8 million, $0.7 million, and $0.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Equity Method VIEs

Equity investment in investees at December 31, 2010, represents primarily Midstream’s $73.6 million investment in Cajun, owned 50% by APH and 50% by third parties.  Equity investment in investees also represents a $13.1 million investment in Oxbow, owned 50% by Cleco Power and 50% by SWEPCO.  Equity investments which are less than 100% owned by Cleco Innovations LLC represent less than $0.1 million of the total balance.
The following tables present the equity income (loss) from each investment accounted for using the equity method.  For additional information regarding the balances for Cleco’s equity investments in Evangeline and certain other subsidiaries, see “Consolidated VIEs” above.

		FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Acadia	$38,848	$(17,243)	$(11,217)
Evangeline	-	(2,096)	4,180
Other subsidiaries 100% owned by Cleco Corporation	-	1,908	1,496
Subsidiaries less than 100% owned by Cleco Corporation	1	8	(1)
Total equity income (loss)	$38,849	$(17,423)	$(5,542)

Cajun/Acadia
In February 2009, Cleco Power announced that it had chosen the acquisition of Acadia Unit 1 as the lowest bid in its 2007 long-term RFP for capacity beginning in 2010.  Beginning in January 2010, Acadia operated the plant and served Cleco Power under a short-term tolling agreement covering Acadia Unit 1.  In February 2010, Cleco Power acquired Acadia Unit 1 and half of Acadia Power Station’s related common facilities and the tolling agreement was terminated.  In conjunction with this transaction, Acadia became 100% owned by Cajun, which is now 50% owned by APH and 50% owned by third parties.  For more information regarding the Acadia Unit 1 transaction, see Note 19 — “Acadia Unit 1 Transaction.”
At December 31, 2010, Cajun was owned 50% by APH and 50% by third parties.  APH was not the primary beneficiary and Cajun was accounted for as an equity method investment.  Cajun’s only asset is its 100% ownership interest in Acadia, causing Acadia to be a 50% indirect investment of APH at December 31, 2010, compared to a 50% direct investment of APH at December 31, 2009.
Cleco has determined that APH is not the primary beneficiary because it shares the power to control Cajun’s significant activities with third parties.  Cleco’s assessment of its maximum exposure to loss related to Cajun at December 31, 2010, consisted of its equity investment of $73.6 million.  The table below presents the components of Midstream’s equity investment in Cajun at December 31, 2010, compared to Midstream’s equity investment in Acadia at December 31, 2009.

		AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2010	2009
Contributed assets (cash and land)	$284,456	$275,956
Net income	182,048	143,200
Impairment of investment	(45,847)	(45,847)
Capitalized interest and other	19,722	19,722
Less: non-cash distribution	230,267	78,200
Less: cash distributions	136,464	136,464
Total equity investment in investee	$73,648	$178,367

Acadia received $8.5 million of cash contributions from APH in order to facilitate the pending sale of Acadia Unit 2 to Entergy Louisiana.  Non-cash distributions include the $78.2 million distribution of the CES claim from Acadia to APH in 2007 and a $152.1 million distribution related to the assets acquired by Cleco Power in February 2010.  Cash distributions of $136.5 million were used to pay interest and repay principal on a loan from Cleco Corporation relating to this investment.
The following table compares the carrying amount of Cajun/Acadia’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Cajun/Acadia.

		AT DECEMBER 31,
(THOUSANDS)	2010	2009
Cajun/Acadia’s net assets/liabilities	$199,547	$408,985
Midstream’s 50% equity	$99,773	$204,492
Impairment of investment	(45,847)	(45,847)
Capitalized interest and other	19,722	19,722
Cleco’s maximum exposure to loss	$73,648	$178,367

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

The following tables contain summarized financial information for Cajun at December 31, 2010, compared to Acadia at December 31, 2009.

	AT DECEMBER 31,
(THOUSANDS)	2010	2009
Current assets	$7,133	$10,800
Property, plant and equipment, net	203,793	403,622
Total assets	$210,926	$414,422
Current liabilities	$1,950	$5,437
Other liabilities	9,429	-
Partners’ capital	199,547	408,985
Total liabilities and partners’ capital	$210,926	$414,422

		FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Operating revenue	$49,273	$50,546	$74,002
Operating expenses	57,496	74,210	96,699
Gain (loss) on sales of assets	81,845	(10,843)	(174)
Other income	4,074	21	121
Income (loss) before taxes	$77,696	$(34,486)	$(22,750)

Other liabilities at December 31, 2010, represent indemnification liabilities related to the Cleco Power transaction.  The increase in Other Income in 2010 as compared to 2009 is primarily due to the contractual expiration of an underlying indemnification.  For more information on Acadia’s indemnification liability, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”
Income taxes recorded on APH’s financial statements related to Midstream’s 50% ownership interest in Cajun/Acadia were expenses of $14.7 million for the year ended December 31, 2010, compared to benefits of $9.7 million and $7.4 million for the years ended December 31, 2009 and 2008, respectively.  The increase in 2010 income taxes as compared to 2009 is primarily due to the gain on the sale of assets to Cleco Power.
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire Acadia Unit 2.  The carrying value of this unit and the related material and supplies inventory are considered assets held for sale on Acadia’s financial statements.  No gain or loss has been recorded, as the fair value less the costs to sell is greater than the carrying value, and the transaction has not yet been completed.  The transaction is anticipated to be completed in March 2011.  When the Entergy Louisiana transaction is completed, Acadia will no longer own any materials and supply inventory, property, plant and equipment, or land.  After the Entergy Louisiana transaction is completed, ongoing operations will be minimal, relating only to the previously established receivables and payables and servicing of indemnities.
An interim power purchase agreement between Acadia and Entergy Louisiana associated with this transaction began in June 2010.  Cleco Power will continue to operate both units at the Acadia Power Station after the Entergy Louisiana transaction is completed.
In connection with the Entergy Louisiana transaction, APH has agreed to indemnify, upon the closing of the transaction, the third party owners of Cajun and their affiliates against their share of Acadia’s contingent obligations related to the transaction.  For additional information on the Entergy indemnification, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment.  Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO.  Cleco’s current assessment of its maximum exposure to loss related to Oxbow at December 31, 2010, consisted of its equity investment of $13.1 million.  The table below presents the components of Cleco Power’s equity investment in Oxbow.

		AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2010	2009
Purchase price	$12,873	$12,873
Cash contributions	200	-
Total equity investment in investee	$13,073	$12,873

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

		AT DECEMBER 31,
(THOUSANDS)	2010	2009
Oxbow’s net assets/liabilities	$26,146	$25,746
Cleco Power’s 50% equity	$13,073	$12,873
Cleco’s maximum exposure to loss	$13,073	$12,873

The following tables contain summarized financial information for Oxbow.

		AT DECEMBER 31,
(THOUSANDS)	2010	2009
Current assets	$583	$958
Property, plant and equipment, net	23,597	24,770
Other assets	2,141	18
Total assets	$26,321	$25,746
Current liabilities	$175	$-
Partners’ capital	26,146	25,746
Total liabilities and partners’ capital	$26,321	$25,746

			AT DECEMBER 31,
(THOUSANDS)	2010	*	2009	2008
Operating revenue	$931		$-	$-
Operating expenses	931		-	-
Income before taxes	$-		$-	$-
* 2010 was Oxbow’s first full year of operation

Oxbow’s property, plant and equipment, net consists of land and lignite reserves.  The lignite reserves are intended to be used to provide fuel to the Dolet Hills Power Station.  DHLC mines the lignite reserves at Oxbow through the Amended Lignite Mining Agreement.
Oxbow has no third-party agreements, guarantees, or other third-party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Note 13 — Operating Leases

The following is a schedule of operating leases that Cleco maintains in the ordinary course of business activities.  The majority of Cleco’s operating leases are for line construction and operating vehicles and for railcars for coal deliveries, which are utilized by Cleco Power.  The remaining leases provide for office and operating facilities and office equipment.  These leases have various terms and expiration dates.  The following table is a summary of expected operating lease payments for Cleco Corporation and Cleco Power for the years indicated.

		YEAR ENDING DECEMBER 31,
	CLECO	CLECO
(THOUSANDS)	CORPORATION	POWER	TOTAL
2011	$32	$9,204	$9,236
2012	24	8,396	8,420
2013	4	8,039	8,043
2014	5	1,922	1,927
2015	4	1,894	1,898
Thereafter	5	4,899	4,904
Total operating lease payments	$74	$34,354	$34,428

Cleco’s operating leases for line construction and maintenance vehicles have a term of seven years with an additional one-year renewal.  The lease payment is determined by taking the equipment’s original cost multiplied by the adjusted rental factor.  Contingent rents are based on the change in the LIBOR rate at May 15, 2001, compared to December 31, 2010, 2009, and 2008.  For the years ended December 31, 2010, 2009, and 2008, lease expenses of $1.1 million, $1.4 million, and $1.5 million, respectively, were recognized.  Contingent rents were less than $0.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.
The railcar leases are divided into two groups.  The first group has 120 railcars, and the lease expires on March 31, 2021.  The second group has 121 railcars, and the lease expires on March 31, 2017.  Cleco Power pays a monthly rental fee per car.  For each of the years ended December 31, 2010, 2009, and 2008, an operating lease expense of $1.1 million was recognized.  The railcar leases do not contain contingent rent payments.
Cleco Power’s operating leases for line construction and service vehicles have lease terms from five to seven years.  The lease payment is determined by taking the equipment’s acquisition cost multiplied by the rental payment factor.  For the year ended December 31, 2010, an operating lease expense of $0.2 million was recognized.  The vehicle leases do not contain contingent rent payments.
Cleco’s operating leases for vehicles, office and operating facilities, and office equipment had lease terms from three to ten years.  The monthly lease payment was determined by summing the monthly equipment amortization with the lowest monthly interest rate multiplied by the amortized value.  Contingent rents were calculated by comparing the difference between the lowest rate at December 1984 to the lowest rate at December of each year.  In November 2009, Cleco Power purchased all vehicles and equipment under this lease agreement and as a result there was no lease expense or contingent rent recognized for the year ended December 31, 2010.  For the years ended December 31, 2009 and 2008, lease expenses of $6.5 million and $1.8 million, respectively, were recognized.  For the years ended December 31, 2009 and 2008, contingent rents were $0.5 million and $0.2 million, respectively.  For more information regarding operating leases, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — CBL Capital Corporation.”

Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

City of Alexandria
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current wholesale municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court against Cleco Corporation, Cleco Power, and certain other subsidiaries.  The lawsuit alleged unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts.  The lawsuit was removed to the U.S. District Court for the Western District of Louisiana in July 2005.  On February 23, 2010, the Alexandria City Council approved a settlement of the case, which included a $3.0 million litigation expense reimbursement to the City and a new five-year, energy-only power supply agreement with Cleco Power.  The supply agreement may be extended, at Cleco Power’s option, for two additional one-year terms.  If the City performs its obligations under the new power supply agreement, then Cleco Power will pay a one-time $6.5 million performance bonus at the end of the five-year term to the City.  At December 31, 2010, Cleco Power had accrued $2.4 million related to the performance bonus.  The court dismissed the case with prejudice on February 24, 2010.

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA.  The special notice requested that Cleco Corporation and Cleco Power, along with many other listed potentially responsible parties, enter into negotiations with the EPA for the performance of an RI/FS at an area known as the Devil’s Swamp Lake site just northwest of Baton Rouge, Louisiana.  The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site.  The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site.  The EPA has yet to make a final determination on whether to add Devil’s Swamp Lake site to the NPL.  The PRPs began discussing a potential proposal to the EPA in February 2008.  Negotiations among the PRPs and the EPA are ongoing in regard to the RI/FS for the Devil’s Swamp Lake

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

site, with little progress having been made since February 2008.  Since this investigation is in the preliminary stages, management is unable to determine whether the costs associated with possible remediation of the facility site will have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Discrimination Complaint
On December 11, 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race.  Each is seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs seek monetary compensation exceeding $35.0 million.  On July 29, 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race.  The plaintiff seeks compensation of no less than $2.5 million and becomes the 13th plaintiff.  On September 23, 2010, the New Orleans Field Office of the U.S. Equal Employment Opportunity Commission (EEOC) issued its determination that there is reason to believe that violations of Title VII of the Civil Rights Act of 1964 had occurred at one of Cleco’s training facilities on October 5, 2007.  In its initial determination, the EEOC suggested that Cleco pay the charging party $0.1 million in satisfaction of any compensatory or punitive damages.  Under EEOC procedures, Cleco pursued conciliation efforts to resolve the charge which resulted in a complete settlement with the charging party and the EEOC.  No trial in this matter is currently scheduled.  Cleco is awaiting the Court’s decision as to summary judgment motions that it has submitted with respect to each of the 13 cases.  Management believes this lawsuit will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

City of Opelousas
On March 9, 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, on behalf of three Cleco Power customers in Opelousas, Louisiana.  The complaint alleges that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers.  The plaintiffs allege that Cleco Power should have established, solely for customers in Opelousas, retail rates that are separate and distinct from the retail rates that apply to other customers of Cleco Power and that Cleco Power should not collect from customers in Opelousas the storm surcharge approved by the LPSC following Hurricanes Katrina and Rita.  Cleco Power currently operates in Opelousas pursuant to a franchise granted to Cleco Power by the City of Opelousas in 1986 and an operating and franchise agreement dated May 14, 1991, pursuant to which Cleco Power operates its own electric facilities and leases and operates electric facilities owned by the City of Opelousas.  In April 2010, Cleco Power filed a petition with the LPSC appealing to its expertise in declaring that the ratepayers of Opelousas have been properly charged the rates that are applicable to Cleco Power’s retail customers and that no overcharges have been collected.  In addition, Cleco Power removed the purported class action lawsuit filed on behalf of Opelousas electric customers from the state court to the U.S. District Court for the Western District of Louisiana in April 2010, so that it could be properly addressed under the terms of the Class Action Fairness Act.  On May 11, 2010, a second class action lawsuit was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of a number of Opelousas residents.  Cleco Power has responded in the same manner as with the first class action lawsuit.  On September 29, 2010, the federal court remanded both cases to the state court in which they were originally filed for further proceedings.  On January 21, 2011, the presiding judge in the state court proceeding ruled that the jurisdiction to hear the two class actions resides in the state court and not with the LPSC as argued by both Cleco and the LPSC Staff.  On February 7, 2011, the administrative law judge in the LPSC proceeding ruled that the commission has jurisdiction to decide the claims raised by the class action plaintiffs.  The conflict in jurisdiction between the LPSC and the Louisiana state court will be decided through appeal to Louisiana’s appellate courts, including the Louisiana Supreme Court.  Management believes that these lawsuits will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business.  Some of these proceedings, such as the fuel review and environmental issues, could involve substantial amounts.  The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued.  Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  As of December 31, 2010, approximately $7.9 million was accrued for these various matters.  Management believes the disposition of these matters will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Cleco Corporation entered into these off-balance sheet commitments in order to entice desired counterparties to contract with its affiliates by providing some measure of credit assurance to the counterparty in the event Cleco’s affiliates do not fulfill certain contractual obligations.  If Cleco Corporation had not provided the off-balance sheet commitments, the desired counterparties may not have contracted with Cleco’s affiliates, or may have contracted with them on terms less favorable to its affiliates.
The off-balance sheet commitments are not recognized on Cleco Corporation’s Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  At December 31, 2010, these off-balance sheet commitments reduced available borrowings by $5.4 million.  Cleco’s off-balance sheet commitments as of December 31, 2010, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

		AT DECEMBER 31, 2010
	FACE		NET
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$177,400	$135,000	$42,400
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500
Guarantee to Cleco Power on behalf of Acadia*	6,750	2,036	4,714
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725	-	3,725
Total	$188,375	$137,036	$51,339
* Represents APH’s 50% share

Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004.  This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished.  As of December 31, 2010, the aggregate guarantee of $177.4 million was limited to $42.4 million due to the performance of some of the underlying obligations that were guaranteed.  Management believes it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims.  The discounted probability-weighted liability under the guarantees and indemnifications recognized on the balance sheet as of December 31, 2010, was $0.2 million.
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement.  This guarantee will be effective through the life of the agreement.
Acadia provided limited guarantees and indemnifications to Cleco Power under the Master Reorganization and Redemption Agreement related to the acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities in February 2010.  In connection with this transaction, Acadia became 100% owned by Cajun, which is now 50% owned by APH and 50% owned by third parties.  In relation to the Cleco Power transaction, Acadia agreed to indemnify Cleco Power and its affiliates against 100% of Acadia’s contingent obligations.  As of December 31, 2010, APH’s share of this guarantee, through its 50% ownership in Cajun, has been reduced to $4.7 million, primarily due to the contractual expiration of the underlying indemnifications and management’s assumptions about the decreasing probability of a payment due to the passage of time.
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

Disclosures about Guarantees
In February 2010, Cleco Power acquired Acadia Unit 1 and half of Acadia Power Station’s related common facilities. Acadia provided limited guarantees and indemnifications to Cleco Power under the Master Reorganization and Redemption Agreement.  Acadia recorded an indemnification liability and a corresponding reduction of the gain of $13.5 million which represents the fair value of these indemnifications.  In a related agreement, APH agreed to accept 50% of Acadia’s indemnification liability that would be held by the third parties who indirectly own 50% of Acadia in return for $6.8 million received from the third parties.  The $6.8 million was recorded as an indemnification liability by APH.  Events that would require payments to Cleco Power pursuant to the indemnity include, but are not limited to:

▪	Environmental costs that were caused by events occurring before the closing of the transaction;
▪	Claims against Cleco Power for liabilities retained by Acadia;
▪	Certain conditions of Acadia Unit 1 that were discovered prior to September 30, 2010; and
▪	Breach of fundamental representations of Acadia, such as legal existence, ownership of Acadia Unit 1 and valid authorization to dispose of Acadia Unit 1.

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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

 residual value of less than $0.1 million will remain.  At December 31, 2010, APH had an indemnification liability of $4.7 million, which represents the risk of payment.
As part of the Lignite Mining Agreement amended in 2009, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At December 31, 2010, Cleco Power had a liability of $3.8 million related to the amended agreement.  The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap.  The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment.  Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations.  The Amended Lignite Mining Agreement does not terminate pursuant to its terms until 2026 and does not affect the amount the Registrants can borrow under their credit facilities.
The following table summarizes the expected termination dates of the off-balance sheet commitments, and on-balance sheet guarantees discussed above:

				AT DECEMBER 31, 2010
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Off-balance sheet commitments	$51,339	$3,725	$4,714	$-	$42,900
On-balance sheet guarantees	8,496	-	4,715	-	3,781
Total	$59,835	$3,725	$9,429	$-	$46,681

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
Generally, neither Cleco Corporation nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations.  The one exception is the insurance contracts associated with the indemnification of directors, managers, officers, agents, and employees.  There are no assets held as collateral for third parties that either Cleco Corporation or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees or indemnification obligations.

Long-Term Purchase Obligations
Cleco Corporation had no unconditional long-term purchase obligations at December 31, 2010.  Cleco Power has several unconditional long-term purchase obligations related to the purchase of coal, petroleum coke, limestone, energy capacity, and energy delivery facilities.  The aggregate amount of payments required under such obligations at December 31, 2010, is as follows.

YEAR ENDING DECEMBER 31,	(THOUSANDS)
2011	$67,005
2012	67,534
2013	61,383
2014	24,315
2015	9,757
Total long-term purchase obligations	$229,994

Payments under these agreements for the years ended December 31, 2010, 2009, and 2008 were $56.7 million, $43.5 million, and $31.6 million, respectively.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Other Commitments

General Electric Services Corporation
Cleco Power has entered into an operating lease agreement that expires in March 2017, with General Electric Equipment Services Corporation for leasing railcars in order to transport coal to Rodemacher Unit 2.  The lease contained a provision for early termination, along with an associated termination fee that could have been exercised by Cleco Power in December 2010.  Cleco Power did not exercise this right.

CBL Capital Corporation
Cleco Power entered into an operating lease agreement with CBL Capital Corporation, which was acquired by GE Capital Commercial, Inc. (GE Capital).  This was a master leasing agreement for company vehicles and other equipment.  Effective January 13, 2009, GE Capital exercised its right to terminate the lease agreement.  Cleco Power had one year from the termination date to enter into a new operating lease with a third party and/or negotiate the purchase of such equipment for the unamortized balance.  The purchase of vehicles and equipment under the lease agreement was finalized in November 2009 for approximately $5.7 million.

New Markets Tax Credits
In August 2008, Cleco Corporation acquired a 99.9% membership interest in U.S. Bank New Markets Tax Credit Fund 2008-1 LLC (the Fund).  The Fund was formed by U.S. Bancorp Community Development Corporation (USBCDC).  The purpose of the Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets.  These investments will generate new markets tax credits and historical rehabilitation tax credits.
In December 2009, the operating agreement was amended to allow the Fund to invest in projects entitled to receive energy credits of approximately $80.0 million.  In connection with the 2009 amendment, USBCDC, through its parent U.S. Bank, will guarantee an internal rate of return target based on a stipulated utilization of credits by the Fund.
The tax credits serve to reduce the federal income tax obligations of Cleco Corporation.  Cleco Corporation will make $298.7 million of equity contributions to the Fund and receive approximately $304.9 million of net tax benefits from the Fund over the life of the investment.  The following table shows future equity contributions.

(THOUSANDS)	CONTRIBUTION
2011	$39,469
2012	34,916
2013	32,640
2014	11,296
2015	24,936
Thereafter	91,622
Total	$234,879

Of the $234.9 million, $39.5 million is due to be paid within the next twelve months.  The investment and associated debt are presented on Cleco Corporation’s Consolidated Balance Sheet, net in other deferred credits due to the right of offset.
The equity contribution does not contain a stated rate of interest.  Cleco has recorded the liability and investment at its calculated fair value within the framework of the authoritative guidance.  In order to calculate the fair value, management used an imputed rate of interest assuming that Cleco obtained financing of a similar nature from a third party.  The imputed interest rate was used in a net present value model in order to calculate the fair value of the remaining portion of the delayed equity contributions.  The table below contains the disclosures required by the authoritative guidelines for equity investments with an imputed interest rate.

(THOUSANDS)
Equity contributions, imputed interest rate 6%
Principal payment schedule above:	$234,879
Less: unamortized discount	47,574
Total	$187,305

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
The lease rate contains a fixed fee of $225 per day per barge and a variable component of $75 adjusted by the Producer Price Index (PPI) annually for executory costs.  If the barges are idle, the lessor is required to attempt to sublease the barges to third parties, with the revenue reducing Cleco Power’s lease payment.  During the years ended December 31, 2010 and 2009, Cleco Power paid approximately $4.7 million and $4.3 million, respectively, in lease payments and did not receive any revenue from subleases.
The initial term of this agreement is five years and unless renewed, the agreement will terminate on December 31, 2013.  Cleco Power has an option to renew this agreement for a second five-year term in full or in part and, at its option, purchase any or all of the dedicated barges.  If Cleco Power does not renew this agreement for the renewal term, then the lessor has the option to require Cleco Power to purchase any or all of the barges.  If Cleco Power purchases the barges on December 31, 2013, the purchase price of all 42 barges will be $21.7 million.  This agreement contains a provision for early termination upon the occurrence of any one of four specified cancellation events.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

The following is an analysis of the leased property under capital leases by major classes:

		AT DECEMBER 31,
CLASSES OF PROPERTY (THOUSANDS)	2010	2009
Barges	$22,050	$22,050
Other	-	555
Total capital leases	22,050	22,605
Less: accumulated amortization	4,362	2,537
Net capital leases	$17,688	$20,068

The amount listed as Other in the chart above includes a capital lease agreement for miscellaneous equipment by Cleco Power.  This lease terminated on December 31, 2010.
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2010.

(THOUSANDS)
Years ending December 31,
2011	$4,668
2012	4,681
2013	4,668
2014	4,668
2015	4,668
Thereafter	14,122
Total minimum lease payments	$37,475
Less: executory costs	9,786
Net minimum lease payments	$27,689
Less: amount representing interest	8,489
Present value of net minimum lease payments	$19,200
Current liabilities	$1,662
Non-current liabilities	$17,538

During the year ended December 31, 2010, Cleco Power incurred immaterial amounts of contingent rent under the barge agreement related to the increase in the PPI.

Oxbow Lignite Mine Acquisition
In April 2009, Cleco Power entered into an agreement with SWEPCO to purchase Oxbow from NAC.  In September 2009, the LPSC approved the joint application authorizing the acquisition of Oxbow.  In December 2009, Cleco Power and SWEPCO completed the transaction.  Cleco Power’s 50% portion of the purchase price for the lignite reserves was $12.9 million.  SWEPCO likewise paid $12.9 million for its 50% interest in the lignite reserves.  SWEPCO’s subsidiary, DHLC, acquired the mining equipment and related assets and permits for $15.6 million and operates the new mine along with its current operations at the Dolet Hills Lignite Mine on similar terms.  The controlled lignite reserves of approximately 43 million tons contained within the Oxbow Mine permit area, together with the reserves from the Dolet Hills Lignite Mine, are expected to be sufficient to fuel the Dolet Hills Power Station until at least 2026.  The existing Red River Lignite Supply and Transportation Agreement with NAC terminated upon the closing of this transaction.

Madison Unit 3
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Madison Unit 3.  Cleco Power began construction of Madison Unit 3 in May 2006.  In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which contract has subsequently been amended by the parties.  The project achieved commercial operations on February 12, 2010, whereby Cleco Power accepted care, custody, and control of the unit.  Shaw has not reached project completion under the contract, as the reliability test and specified boiler performance criteria have not been met.  Shaw must correct various identified items, complete various performance guarantee tests, meet a 30-day reliability performance test, and correct various warranty issues under a one-year warranty period.  Cleco Power and Shaw have submitted various claims, relating to the Amended EPC Contract, to arbitration.  On April 30, 2010, Shaw filed a demand for arbitration asserting claims of $32.0 million including impacts due to the 2008 hurricane force majeure, alleged excess fuel moisture intake, water quality and a river embankment slope failure, and the associated recovery of schedule related liquidated damages withheld by Cleco Power.  In May 2010, Cleco Power issued to Shaw a notice of default relating to Shaw’s inability to meet certain material obligations under the Amended EPC Contract.  Furthermore, as a result of Shaw filing the demand for arbitration, certain claims exceeded a $1.0 million threshold, triggering an unwind of certain fuel related matters included in a prior settlement between the parties, Amendment No. 4, and Cleco demanded an associated payment of $19.0 million.  In February 2011, Cleco drew on the Shaw letter of credit in an amount of $19.0 million for amounts relating to the unwind.  Shaw has amended its demand for arbitration to contest the unwind, and is seeking recovery of such amounts in the on-going arbitration proceedings.  Under the arbitration proceedings, Cleco has also filed compulsory counterclaims for liquidated damages associated with Shaw’s inability to meet various guarantees in the amount of $94.0 million, and up to $320.0 million in warranty claims associated with boiler performance burning petroleum coke.  All of these matters will be resolved by decision of the arbitrator in accordance with the terms of the Amended EPC Contract.  The arbitration process is expected to be completed during the second half of 2011.  The Registrants do not believe the resolution of the claims discussed above will have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Acadia Transactions
In February 2009, Cleco Power announced that it had chosen the acquisition of Acadia Unit 1 as the lowest bid in its 2007 long-term RFP for capacity beginning in 2010.  Cleco Power now owns and operates Acadia Unit 1 and operates Acadia Unit 2 on behalf of Acadia or a future owner.  Beginning in January 2010, Acadia operated the plant and served Cleco Power under a short-term tolling agreement covering Acadia Unit 1.  In February 2010, the transaction closed and the tolling agreement was terminated.  For more information

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

regarding the Cleco Power transaction, see Note 19 — “Acadia Unit 1 Transaction.”
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire Acadia Unit 2.  The transaction is anticipated to be completed in March 2011.  An interim power purchase agreement between Acadia and Entergy Louisiana associated with this transaction began in June 2010.  Cleco Power will continue to operate both units at the Acadia Power Station after the Entergy Louisiana transaction is completed.  In connection with this transaction and in exchange for reasonable consideration, APH has agreed to indemnify, upon the closing of this transaction, the third party owners of Cajun and their affiliates against 100% of Acadia’s liabilities and other obligations related to the Entergy Louisiana transaction.

Other
Cleco has accrued for liabilities related to third parties and employee medical benefits.

Risks and Uncertainties

Cleco Corporation
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco Corporation or its affiliates are not in compliance with credit facilities, loan agreements or bond indentures.

Evangeline Tolling Agreement
JPMorgan Chase & Co. guaranteed JPMVEC’s obligations under the Evangeline Tolling Agreement and also is guaranteeing JPMVEC’s obligations under the Evangeline 2010 Tolling Agreement.
On February 22, 2010, Evangeline and JPMVEC terminated the Evangeline Tolling Agreement and executed the Evangeline 2010 Tolling Agreement.  As a result, Cleco Corporation’s standby letter of credit issued to JPMVEC was cancelled.  For additional information regarding the new tolling agreement, see Note 18 — “Evangeline Transactions.”

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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Poor’s, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw.

Note 15 —LPSC Fuel Audit

The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit of fuel adjustment clause filings will be performed not less than every other year.  Cleco Power’s last fuel audit was for the years 2001 and 2002.  Cleco Power currently has fuel adjustment clause filings for 2003 through 2010 subject to audit.  In March 2009, the LPSC proceeded with the audit of fuel adjustment clause filings for the years 2003 through 2008.  The total amount of fuel expenses included in the audit is approximately $3.2 billion.  Cleco Power has responded to data requests from the LPSC.  These responses are currently under review by the LPSC.  Management is unable to determine the outcome of this audit.  However, if a disallowance of fuel costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrant’s results of operations, financial condition, and cash flows.

Note 16 — Affiliate Transactions

Cleco
Cleco has affiliate balances that were not eliminated as of December 31, 2010.  The balances were not eliminated due to the use of the equity method of accounting for Acadia.  For information on the Acadia equity investments, see Note 12 — “Variable Interest Entities.”
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
On January 1, 2010, Cleco implemented the amended authoritative guidance with respect to the consolidation of Perryville, Attala, and Evangeline.  These entities’ assets, liabilities, revenues, expenses, and cash flows are presented on the corresponding line items of Cleco’s consolidated financial statements prospectively.  Prior to January 2010, the equity method of accounting was used for Perryville, Attala, and Evangeline.  Therefore, these entities were presented on the consolidated financial statements as one line item corresponding to Cleco’s equity investment in them.  For additional information on the consolidation of these entities, see Note 2 — “Summary of Significant Accounting Policies — Recent Authoritative Guidance” and Note 12 — “Variable Interest Entities.”
A summary of charges from each affiliate included in Cleco Corporation’s Consolidated Statements of Income follows.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Support Group
Fuel purchased	$-	$-	$4
Other operations	$-	$2,417	$2,155
Maintenance	$-	$38	$112
Taxes other than income taxes	$-	$(18)	$(10)
Other expenses	$-	$17	$17
Cleco Power
Other operations	$-	$29	$34
Maintenance	$-	$30	$8
Generation Services
Other operations	$-	$3,365	$3,143
Maintenance	$-	$4,157	$3,810
CLE Intrastate
Fuel purchased	$-	$917	$913

Following is a reconciliation of Cleco affiliate revenue.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Evangeline	$-	$5,999	$6,057
Perryville	-	81	11
Attala	-	3	3
Acadia	1,564	5,378	4,389
Total	$1,564	$11,461	$10,460

Cleco had the following affiliate receivable and payable balances associated with the service agreements between Cleco and its affiliates.

			AT DECEMBER 31,
		2010		2009
	ACCOUNTS	ACCOUNTS	ACCOUNTS	ACCOUNTS
(THOUSANDS)	RECEIVABLE	PAYABLE	RECEIVABLE	PAYABLE
Evangeline	$-	$-	$11,396	$2,362
Perryville	-	-	102	-
Attala	-	-	54	-
Acadia	831	155	577	8
Total	$831	$155	$12,129	$2,370

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

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

corporate communications; project consulting; risk management; strategic and corporate development; legal, ethics and regulatory compliance; facilities management; supply chain and inventory management and other administrative services.  A summary of charges from each affiliate included in Cleco Power’s Consolidated Statements of Income follows.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Support Group
Other operations	$39,633	$36,593	$34,316
Maintenance	$1,650	$1,916	$1,792
Taxes other than income taxes	$(5)	$(199)	$(175)
Other expenses	$1,050	$1,080	$940
Interest charges	$-	$-	$2
Diversified Lands
Other expenses	$19	$4	$65

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

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Support Group	$1,332	$1,352	$1,979
Midstream	13	20	28
Evangeline	26	22	29
Acadia	-	1	1
Total	$1,371	$1,395	$2,037

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements between Cleco Power and its affiliates.

			AT DECEMBER 31,
		2010		2009
	ACCOUNTS	ACCOUNTS	ACCOUNTS	ACCOUNTS
(THOUSANDS)	RECEIVABLE	PAYABLE	RECEIVABLE	PAYABLE
Cleco Corporation	$348	$1,145	$11	$19,191
Support Group	1,536	6,646	2,698	6,741
Midstream	5	2	9	1
Evangeline	3	-	45	2
Generation Services	18	2	30	2
Diversified Lands	14	-	5	-
Acadia	810	150	36	3
Others	4	-	2	-
Total	$2,738	$7,945	$2,836	$25,940

 During 2010 and 2009, Cleco Power made $150.0 million and $30.0 million of distribution payments to Cleco Corporation.  There were no distributions from Cleco Power to Cleco Corporation during 2008.
During 2010, Cleco Power received $225.7 million in non-cash equity contributions from Cleco Corporation relating to Acadia Unit 1.  Cleco Power received no equity contributions from Cleco Corporation in 2009 and 2008.
Affiliates that participate in the defined benefit pension plan sponsored by Cleco Power transfer their liability and an equal amount of cash on a periodic basis to Cleco Power.  The following table shows the amounts transferred by affiliates during 2010 and 2009.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009
Support Group	$1,678	$1,606
Generation Services	220	199
Midstream	25	39
Total	$1,923	$1,844

Note 17 — Intangible Asset

During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs.  This intangible asset is expected to have a life of 12 years, but could have a life of up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers.  The intangible asset’s expected amortization expense is based on the estimated collections from Cleco Power’s customers.  At the end of its life, this asset will have no residual value.  During the years ended December 31, 2010 and 2009, Cleco Katrina/Rita recognized amortization expense of $11.7 million and $10.7 million, respectively, based on actual collections.  The tables below provide additional information about this intangible asset.

(THOUSANDS)	AT DECEMBER 31, 2010
Gross carrying amount	$177,537
Accumulated amortization	32,163
Intangible asset	$145,374

(THOUSANDS)
Expected amortization expense
For the year ending December 31, 2011	$12,330
For the year ending December 31, 2012	$13,167
For the year ending December 31, 2013	$14,026
For the year ending December 31, 2014	$14,931
For the year ending December 31, 2015	$15,397
After 2015	$75,523

Note 18 — Evangeline Transactions

On February 22, 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement whereby the parties agreed to terminate the existing Evangeline Tolling Agreement and entered into the Evangeline 2010 Tolling Agreement, effective March 1, 2010.  The other significant terms of the Evangeline Restructuring Agreement are:

▪
The tolling agreement is a market-based tolling agreement, for Coughlin Units 6 and 7, ending December 31, 2011, with an option for JPMVEC to extend the term through December 31, 2012.  The agreement also gives Evangeline the right to terminate its Coughlin Unit 6 obligations prior to the expiration of the term;

▪	$126.6 million of Evangeline’s 8.82% Senior Secured bonds due 2019, owned by JPMVEC, were transferred to Evangeline and subsequently retired; and $5.3 million of

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

accrued interest associated with the bonds transferred to Evangeline was eliminated;
▪	JPMVEC paid Evangeline $56.7 million;
▪	JPMVEC returned Cleco Corporation’s $15.0 million letter of credit issued under the Evangeline Tolling Agreement and the letter of credit was cancelled; and
▪	Evangeline recorded a gain of $148.4 million.

The termination of the Evangeline Tolling Agreement was considered a termination of an operating lease and a triggering event requiring an asset impairment analysis.  Management made assumptions about expected future cash flows, long-term interest rates, estimates about the probability of the occurrence of future events, and estimates of market values of assets without a readily observable market price.  An impairment charge was not recorded since the undiscounted expected future net cash flows exceeded the carrying value of Evangeline’s property, plant and equipment. Due to the lack of a long-term agreement, the expected future net cash flows of Evangeline are subject to an increased potential for variability as compared to prior years.  Consequently, future impairment tests could occur more frequently and might result in an impairment charge.
Under the terms of the Evangeline Restructuring Agreement, Evangeline issued an irrevocable redemption notice to redeem the remaining $35.2 million of 8.82% Senior Secured bonds outstanding pursuant to their terms on February 25, 2010, and paid the debtholders $1.5 million of accrued interest and a $10.2 million make-whole payment.  As a result of the debt retirement, Evangeline expensed $2.1 million in unamortized debt issuance costs associated with the Evangeline bonds.  The Evangeline bonds were non-recourse to Cleco Corporation and redemption of the bonds was permitted under Cleco Corporation’s revolving credit facility.  Upon the redemption of the bonds, $30.1 million of restricted cash was released to Evangeline.
The impacts of these transactions are reflected in the Midstream segment, which includes Evangeline.  In accordance with the authoritative guidance, effective January 1, 2010, the financial results for Evangeline are no longer presented as equity income (loss), but presented in the corresponding line items in the consolidated financials of Midstream.

Note 19 — Acadia Unit 1 Transaction

On February 23, 2010, Cleco Power completed the acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities.  The significant terms of the transaction were:

▪	Cleco Power acquired Acadia Unit 1 and half of the common facilities for $304.0 million;
▪	Cleco Power recognized $78.4 million of deferred taxes on the transaction. For more information on the deferred taxes, see Note 9 — “Income Taxes;”
▪	Acadia recognized a gain of $82.0 million;
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

Note 20 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized below for both Cleco and Cleco Power.  Where applicable, transactions are reported net of income taxes.

Cleco
(THOUSANDS)	LOSSES AND PRIOR SERVICE COST	NET LOSS ARISING DURING PERIOD	NET GAINS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balance, December 31, 2008	$(9,634)	$(199)	$-	$(9,833)
Current-period change	(160)	(3,403)	2,105	(1,458)
Balance, December 31, 2009	$(9,794)	$(3,602)	$2,105	$(11,291)
Current-period change	(1,802)	(2,470)	3,925	(347)
Balance, December 31, 2010	$(11,596)	$(6,072)	$6,030	$(11,638)

Cleco Power
(THOUSANDS)	LOSSES AND PRIOR SERVICE COST	NET GAIN (LOSS) ARISING DURING PERIOD	NET GAINS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balance, December 31, 2008	$(5,266)	$90	$-	$(5,176)
Current-period change	(433)	(2,168)	2,106	(495)
Balance, December 31, 2009	$(5,699)	$(2,078)	$2,106	$(5,671)
Current-period change	(898)	(2,090)	3,925	937
Balance, December 31, 2010	$(6,597)	$(4,168)	$6,031	$(4,734)

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Note 21 — Miscellaneous Financial Information (Unaudited)

Cleco
Quarterly information for Cleco for 2010 and 2009 is shown in the following tables.

				2010
	1ST	2ND	3RD	4TH
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue, net	$272,287	$275,903	$343,892	$256,584
Operating income	$55,901	$80,094	$99,987	$59,359
Net income applicable to common stock	$149,958	$35,174	$49,600	$20,613
Basic net income per average share	$2.49	$0.58	$0.82	$0.34
Diluted net income per average common share	$2.48	$0.58	$0.82	$0.34
Dividends paid per common share	$0.225	$0.250	$0.250	$0.250
Closing market price per share
High	$27.27	$28.06	$29.68	$31.71
Low	$24.62	$25.44	$26.14	$29.73

				2009
	1ST	2ND	3RD	4TH
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$212,936	$207,226	$241,500	$192,096
Operating income	$17,238	$31,867	$40,677	$17,027
Net income applicable to common stock	$6,638	$27,014	$59,843	$12,766
Basic net income per average share	$0.11	$0.45	$0.99	$0.21
Diluted net income per average common share	$0.11	$0.45	$0.99	$0.21
Dividends paid per common share	$0.225	$0.225	$0.225	$0.225
Closing market price per share
High	$22.65	$22.16	$25.07	$27.99
Low	$18.52	$19.72	$21.35	$24.16

Cleco Corporation’s common stock is listed for trading on the New York Stock Exchange under the ticker symbol “CNL.”  Cleco Corporation’s preferred stock is not listed on any stock exchange.  On December 31, 2010, Cleco had 6,415 common shareholders and 84 preferred shareholders, as determined from the records of the transfer agent.
On January 28, 2011, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.25 per share payable on February 15, 2011, to common shareholders of record at the close of business on February 7, 2011.  Preferred dividends also were declared payable March 1, 2011, to preferred shareholders of record at the close of business on February 15, 2011.
The Board of Directors of Cleco Corporation approved a dividend policy that increased its quarterly dividend rate, subject to future dividend declarations, from $0.225 per common share to $0.25 per common share beginning with the dividend payable May 15, 2010.

Cleco Power
Quarterly information for Cleco Power for 2010 and 2009 is shown in the following tables.

				2010
	1ST	2ND	3RD	4TH
(THOUSANDS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue, net	$263,527	$271,200	$332,477	$253,251
Operating income	$53,869	$81,308	$94,989	$62,484
Net income	$32,160	$39,089	$52,335	$23,821
Distribution to Cleco Corporation (as sole member)	$25,000	$50,000	$50,000	$25,000

				2009
	1ST	2ND	3RD	4TH
(THOUSANDS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$210,299	$204,688	$239,135	$189,477
Operating income	$16,876	$33,073	$40,651	$20,862
Net income	$15,018	$30,206	$43,552	$22,390
Distribution to Cleco Corporation (as sole member)	$-	$15,000	$15,000	$-

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of December 31, 2010, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power LLC (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including the CEO and CFO, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2010, and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
The management of Cleco Corporation and Cleco Power, under the supervision of each of the Registrants’ principal executive officer and principal financial officer, conducted an assessment of the effectiveness of Cleco Corporation’s and Cleco Power’s respective internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the management of Cleco Corporation and Cleco Power concluded that, as of December 31, 2010, the Registrants’ internal control over financial reporting was effective.
The effectiveness of Cleco Corporation’s and Cleco Power’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which appear on pages 65 and 66, respectively, of this Annual Report on Form 10-K.

Certifications
The certifications of the Registrants’ Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1, 31.2, 31.3, and 31.4 to this Annual Report on Form 10-K.  Additionally, as required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, Cleco’s Chief Executive Officer filed a certification with the NYSE on May 21, 2010, reporting that he was not aware of any violation by Cleco of the NYSE’s Corporate Governance listing standards.

ITEM 9B.    OTHER INFORMATION

None

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Audit Committee Financial Expert
Cleco’s board of directors has determined that Mr. W. Larry Westbrook, who serves as the Chairman of the Audit Committee of the Board of Directors and Mr. Peter M. Scott III, who serves as a member of the Audit Committee of the Board of Directors, fulfill the requirements for an independent audit committee financial expert for Cleco Corporation.

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

CLECO

The information set forth, (i) under the caption “Proposal Number I — Election of Four Class II Directors,” (ii) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and (iii) under the caption “Report of the Audit Committee” in the 2011 Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2011, filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (2011 Proxy Statement), is incorporated herein by reference.  See also “Part I — Board of Directors of Cleco” and “ — Executive Officers of Cleco.”

CLECO POWER

The information called for by Item 10 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 11.    EXECUTIVE COMPENSATION

CLECO

The information set forth, (i) under the subcaption “Independence and Organization of the Board of Directors” under the caption “Proposal Number I — Election of Four Class II Directors,” (ii) under the caption “Compensation Discussion and Analysis,” (iii) under the caption “Executive Officers Compensation,” (iv) under the caption “Director Compensation,” and (v) under the caption “Report of the Compensation Committee” in the 2011 Proxy Statement is incorporated herein by reference.

CLECO POWER

The information called for by Item 11 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CLECO

Security Ownership
The information set forth, (i) under the caption “Security Ownership of Directors and Management” and (ii) under the caption “Security Ownership of Certain Beneficial Owners” in the 2011 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information
Cleco has compensation plans under which equity securities of Cleco Corporation are authorized for issuance as approved by security holders.  Cleco does not have such plans that have not been approved by security holders.  The table below provides information about compensation plans under which equity securities of Cleco Corporation were authorized for issuance at December 31, 2010.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS		WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders
Employee Stock Purchase Plan	2,620	(1)	$29.22	447,965
Long-term incentive compensation plans	134,070		$21.32	2,042,784	(2)
Total	136,690		$21.47	2,490,749
(1) The number of options in column (a) for the Employee Stock Purchase Plan represents the number of options granted at December 31, 2010, based on employee withholdings and the option grant calculation under the plan.

(2) Stock options and restricted stock may be issued pursuant to the 2010 LTICP. This plan requires the number of securities available to be issued to be reduced by the number of options and the number of restricted shares previously awarded, net of forfeitures. At December 31, 2010, there were 293,726 shares of restricted stock awarded, net of forfeitures, pursuant to the 2010 LTICP. New options or restricted stock cannot be issued pursuant to the 2000 LTICP, which expired on December 31, 2009. However, stock options issued prior to December 31, 2009 under the 2000 LTICP remain outstanding until they expire.

For additional information on compensation plans using equity securities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Common and Preferred Stock.”  This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

CLECO POWER

The information called for by Item 12 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CLECO

The information set forth under the subcaptions “Independence and Organization of the Board of Directors,” and “Cleco’s Code of Business Conduct & Ethics” under the caption “Proposal Number I — Election of Four Class II Directors” in the 2011 Proxy Statement is incorporated herein by reference.

CLECO POWER

The information called for by Item 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

CLECO

The information set forth under “Relationship with Accountants” regarding fees paid to Cleco’s independent auditors in the 2011 Proxy Statement is incorporated herein by reference.

CLECO POWER

The information set forth under “Relationship with Accountants” regarding fees paid to Cleco’s independent auditors in the 2011 Proxy Statement is incorporated herein by reference.
PricewaterhouseCoopers LLP provides professional services for Cleco Power that are directly billed to Cleco Corporation, the cost of which is allocated to Cleco Power though not billed directly to them.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm	65
	Report of Independent Registered Public Accounting Firm	66
15(a)(1)	Financial Statements of Cleco Corporation
	Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008	67
	Consolidated Balance Sheets at December 31, 2010, and 2009	68
	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	70
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009, and 2008	72
	Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2010, 2009, and 2008	72
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008	73
	Cleco Power Consolidated Balance Sheets at December 31, 2010, and 2009	74
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	75
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009, and 2008	76
	Cleco Power Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2010, 2009, and 2008	76
	Notes to the Financial Statements	77
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Corporation
	Condensed Statements of Income for the years ended December 31, 2010, 2009, and 2008	131
	Condensed Balance Sheets at December 31, 2010, and 2009	132
	Condensed Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	133
	Condensed Statements of Comprehensive Income for the years ended December 31, 2010, 2009, and 2008	134
	Notes to the Condensed Financial Statements	135
	Schedule II — Valuation and Qualifying Accounts
	Cleco Corporation	136
	Cleco Power	136

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto

15(a)(3)	List of Exhibits	127

The Exhibits designated by an asterisk are filed herewith, except for Exhibits 32.1, 32.2, 32.3, 32.4, and the XBRL information, which are furnished herewith (and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section).  The Exhibits not so designated previously have been filed with the SEC and are incorporated herein by reference.  The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

EXHIBITS
CLECO		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
3(a)(1)	Amended and Restated Articles of Incorporation of the Company, dated November 2, 2010	1-15759	8-K(11/2/10)	3.1
*3(b)(1)	Bylaws of Cleco Corporation, Revised effective January 28, 2011
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco Power (as successor) and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(b)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
4(b)(5)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K(4/26/01)	4(a)
4(b)(6)	Fourth Supplemental Indenture, dated as of February 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(2/6/02)	4.1
4(b)(7)	Sixth Supplemental Indenture providing for the issuance of $75,000,000 principal amount of 5.375% Notes due May 1, 2013	1-5663	8-K(4/28/03)	4.1
4(b)(8)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(7/6/05)	4.1
4(b)(9)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(11/28/05)	4.1
4(b)(10)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-5663	8-K(6/2/08)	4.1
4(b)(11)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Trust Company, N.A. (as successor trustee)	1-5663	8-K(11/12/09)	4.1
4(b)(12)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-5663	8-K(11/15/10)	4.1
4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	1-5663	10-Q(9/99)	4(c)
**10(a)(1)	2000 Long-Term Incentive Compensation Plan	333-71643-01	2000 Proxy Statement(3/00)	A
**10(a)(2)	2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	1-15759	10-Q(3/05)	10(a)
**10(a)(3)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2, Effective as of July 23, 2004	1-15759	10-Q(9/04)	10(a)
**10(a)(4)	2000 Long-Term Incentive Compensation Plan, Amendment Number 3, Dated as of January 28, 2005	1-15759	10-Q(3/05)	10(b)
**10(a)(5)	2000 Long-Term Incentive Compensation Plan, Amendment Number 4, Dated as of November 4, 2008	1-15759	10-K(2008)	10(a)(6)
**10(a)(6)	2000 Long-Term Incentive Compensation Plan, Amendment Number 5, Dated as of December 8, 2008	1-15759	8-K(12/9/08)	10.1
**10(a)(7)	2000 Long-Term Incentive Compensation Plan, Administrative Procedure No. 1	1-15759	10-K(2005)	10(a)(6)
10(a)(8)	Form of Notice and Acceptance of Directors’ Grant of Nonqualified Stock Options under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(a)
10(a)(9)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(c)
10(a)(10)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(d)
**10(a)(11)	Form of Notice and Acceptance of Director’s Grant of Nonqualified Stock Option	1-5663	10-Q(9/01)	10
10(a)(12)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(b)
10(a)(13)	Notice and Acceptance of Grant of Restricted Stock and Allocation of Opportunity Shares	1-15759	10-Q(9/05)	10(c)
10(a)(14)	Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2007 Performance Cycle	1-15759	10-K(2006)	10(n)(3)
10(a)(15)	Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2008 Performance Cycle	1-15759	10-K(2007)	10(m)(4)
10(a)(16)	Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2009 Performance Cycle	1-15759	10-K(2008)	10(m)(4)
**10(a)(17)	2010 Long-Term Incentive Compensation Plan, effective as of January 1, 2010	1-15759	2009 Proxy Statement (3/12/09)	C
**10(a)(18)	Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2010 Performance Cycle	1-15759	10-K(2009)	10(g)(2)
*10(a)(19)**	Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2011 Performance Cycle

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
**10(b)(1)	Annual Incentive Compensation Plan amended and restated as of January 23, 2003	1-15759	10-K(2003)	10(b)
**10(b)(2)	First Amendment to Annual Incentive Compensation Plan, effective as of January 1, 2009	1-15759	10-K(2008)	10(b)(2)
**10(b)(3)	Participation Agreement, Annual Incentive Compensation Plan	1-5663	10-K(1995)	10(c)
**10(c)(1)	Deferred Compensation Plan for Directors	1-5663	10-K(1992)	10(n)
*10(c)(2)**	Summary of Director Compensation, Benefits and Policies, Last Revised on October 29, 2010
**10(d)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(d)(2)	First Amendment to Supplemental Executive Retirement Plan effective July 1, 1999	1-15759	10-K(2003)	10(e)(1)(a)
**10(d)(3)	Second Amendment to Supplemental Executive Retirement Plan dated July 28, 2000	1-15759	10-K(2003)	10(e)(1)(b)
**10(d)(4)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**10(d)(5)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**10(d)(6)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**10(d)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**10(d)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**10(e)(1)	Executive Employment Agreement between Cleco Corporation and George W. Bausewine effective as of May 5, 2009	1-15759	10-Q(6/09)	10.1
**10(e)(2)	Executive Employment Agreement Compliance Addendum – Code Section 409A, effective January 1, 2009	1-15759	8-K(12/9/08)	10.4
**10(e)(3)	Form of Cleco Corporation Executive Employment Agreement (Level 1)	1-15759	8-K(1/9/09)	10.1
**10(e)(4)	Executive Employment Agreement (Level 1) and addendum to Executive Employment Agreement (Level 1) between Cleco Corporation and Darren J. Olagues, dated July 30, 2010	1-15759	10-Q(6/10)	10.1
**10(e)(5)	Executive Employment Agreement (Level 1) between Cleco Corporation and Michael H. Madison, effective October 1, 2009	1-15759	10-K(2009)	10(e)(5)
**10(e)(6)	Executive Employment Agreement (Level 1) between Cleco Corporation and Dilek Samil effective, January 1, 2009	1-15759	10-K(2009)	10(e)(6)
**10(e)(7)	Executive Employment Agreement (Level 2) between Cleco Corporation and William G. Fontenot, effective July 28, 2009	1-15759	10-K(2009)	10(e)(7)
**10(e)(8)	Executive Employment Agreement (Level 2) between Cleco Corporation and R. Russell Davis, effective July 28, 2009	1-15759	10-K(2009)	10(e)(8)
**10(e)(9)	Executive Employment Agreement (Level 1) and addendum to Executive Employment Agreement (Level 1) between Cleco Corporation and Wade A. Hoefling, effective January 29, 2010	1-15759	10-K(2009)	10(e)(9)
**10(e)(10)	Separation Agreement between Cleco Corporation and Dilek Samil, dated October 22, 2010	1-15759	8-K(10/22/10)	10.1
10(f)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)
10(g)(1)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
10(g)(2)	Employee Stock Purchase Plan, Amendment No. 1, dated January 22, 2004	1-15759	10-K(2003)	10(s)(1)
10(g)(3)	Employee Stock Purchase Plan, Amendment No. 2, effective as of January 1, 2006	1-15759	10-Q(6/05)	10(a)
**10(h)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**10(h)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**10(h)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9)08)	10.2
10(h)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
10(i)(1)	Credit Agreement dated as of November 23, 2010 by and among Cleco Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders and other parties thereto	1-15759	8-K(11/30/10)	10.1
10(i)(2)	Loan Agreement dated as of February 19, 2010, among Cleco Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto	1-15759	10-K(2009)	10(j)(3)
*10(i)(3)	Amendment No. 1 Dated as of January 27, 2011 to Loan Agreement Dated as of February 19, 2010
*10(j)	Acadia Power Partners, LLC – Third Amended and Restated Limited Liability Company Agreement dated February 23, 2010
*12(a)	Computation of Ratios of Earnings (loss) to Fixed Charges and of Earnings (loss) to Combined Fixed Charges and Preferred Stock Dividends
*21	Subsidiaries of the Registrant
*23(a)	Consent of Independent Registered Public Accounting Firm
*24(a)	Power of Attorney from each Director of Cleco Corporation whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2010
*31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*101.INS (1)	XBRL Instance Document
*101.SCH (1)	XBRL Taxonomy Extension Schema
*101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase
*101.LAB (1)	XBRL Taxonomy Extension Label Linkbase
*101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase

(1) XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO POWER		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
3(a)	First Amended and Restated Articles of Organization of Cleco Power LLC, dated April 30, 2010	1-5663	10-Q(3/10)	3.2
3(b)	First Amended and Restated Operating Agreement of Cleco Power LLC, dated April 30, 2010	1-5663	10-Q(3/10)	3.3
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(b)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
4(b)(5)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K(4/26/01)	4(a)
4(b)(6)	Fourth Supplemental Indenture, dated as of February 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(2/6/02)	4.1
4(b)(7)	Sixth Supplemental Indenture providing for the issuance of $75,000,000 principal amount of 5.375% Notes due May 1, 2013	1-5663	8-K(4/28/03)	4.1
4(b)(8)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(7/6/05)	4.1
4(b)(9)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(11/28/05)	4.1
4(b)(10)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-5663	8-K(6/2/08)	4.1
4(b)(11)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-5663	8-K(11/12/09)	4.1
4(b)(12)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-5663	8-K(11/12/09)	4.1
4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(d)	Loan Agreement, dated as of November 1, 2006, between Cleco Power LLC and the Rapides Finance Authority	1-5663	8-K(11/27/06)	4.1
4(e)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-5663	8-K(11/20/07)	4.1
4(f)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority	1-5663	10-Q(3/10)	4.1
4(g)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority	1-5663	10-Q(3/10)	4.2
**10(a)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(a)(2)	Form of Cleco Corporation Executive Employment Agreement (Level 1)	1-15759	8-K(1/9/09)	10.1
10(b)(1)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)
10(b)(2)	401(k) Savings and Investment Plan as amended and restated effective January 1, 2004	1-5663	10-Q(3/04)	10(a)
10(b)(3)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 1, Effective January 1, 1999	1-5663	10-K(2009)	10(b)(3)
10(b)(4)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2, Effective January 1, 2004	1-5663	10-Q(6/04)	10(b)
10(b)(5)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 3, Effective October 1, 2005	1-5663	10-Q(9/05)	10(e)
10(b)(6)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 4 (designated as Amendment Number 3 in exhibit 10(b), Effective January 1, 2007	1-5663	10-Q(3/07)	10(b)
10(b)(7)	401(k) Savings and Investment Plan, First Amendment, effective as of June 1, 2005	1-5663	10-Q(6/05)	10(b)
10(b)(8)	401(k) Savings and Investment Plan, Amended and Restated, effective October 1, 2005	333-127496	S-8(8/12/05)	10.8
10(b)(9)	401(k) Savings and Investment Plan, Amended and Restated, Amendment No. 1, Effective January 1, 2006	1-5663	10-K(2006)	10(h)(8)
10(b)(10)	401(k) Savings and Investment Plan, Amendment No. 2	1-5663	10-Q(6/07)	10.4
10(b)(11)	401(k) Savings and Investment Plan, Amendment No. 3, Effective August 1, 2007	1-5663	10-Q(9/07)	10.2
10(b)(12)	401(k) Savings and Investment Plan, Amendment No. 4, Effective January 1, 2008	1-5663	10-K(2008)	10(g)(12)
10(b)(13)	401(k) Savings and Investment Plan, Amendment No. 5 and Plan of Merger with the Cleco Energy LLC 401(k) Savings Investment Plan, effective March 1, 2009	1-5663	10-Q(3/09)	10.3
*10(b)(14)	401(k) Savings and Investment Plan, Amended and Restated Generally Effective November 1, 2010
10(c)(1)	Credit Agreement dated as of November 23, 2010 by and among Cleco Power LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders and other parties thereto	1-5663	8-K(11/30/10)	10.2
10(d)(1)	Storm Recovery Property Sale Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-5663	8-K(3/6/08)	10.1
10(d)(2)	Storm Recovery Property Servicing Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-5663	8-K(3/6/08)	10.2
10(d)(3)	Administration Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-5663	8-K(3/6/08)	10.3

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO POWER		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*12(b)	Computation of Ratios of Earnings to Fixed Charges
*23(b)	Consent of Independent Registered Public Accounting Firm
*31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*101.INS (1)	XBRL Instance Document
*101.SCH (1)	XBRL Taxonomy Extension Schema
*101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase
*101.LAB (1)	XBRL Taxonomy Extension Label Linkbase
*101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase

(1) XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Operating expenses
Administrative and general	$2,058	$4,045	$1,064
Other operating income (expense)	447	(1,363)	1,938
Total operating expenses	$2,505	$2,682	$3,002
Operating loss	(2,505)	(2,682)	(3,002)
Equity income of subsidiaries, net of tax	262,629	94,566	104,648
Interest, net	(9,988)	14,974	3,342
Other income	1,467	4,157	-
Other expense	(740)	(110)	(5,685)
Income before income taxes	250,863	110,905	99,303
Income tax benefit (expense)	4,528	(4,598)	2,838
Net income	255,391	106,307	102,141
Preferred dividends requirements, net	46	46	46
Income applicable to common stock	$255,345	$106,261	$102,095
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	AT DECEMBER 31,
(THOUSANDS)	2010	2009
Assets
Current assets
Cash and cash equivalents	$5,320	$7,080
Accounts receivable - affiliate	8,189	153,150
Other accounts receivable	1,202	1,298
Taxes receivable	11,565	14,476
Cash surrender value of life insurance policies	29,738	24,424
Total currents assets	56,014	200,428
Equity investment in investees	1,475,118	1,048,321
Deferred charges	23,351	27,929
Total assets	$1,554,483	$1,276,678
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Short-term debt	$150,000	$-
Accounts payable - affiliate	16,453	18,061
Other current liabilities	10,281	11,362
Total current liabilities	176,734	29,423
Long-term debt	15,000	95,000
Deferred credits	44,542	36,183
Total liabilities	236,276	160,606
Commitments and Contingencies (Note 5)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 10,288 at December 31, 2010 and 2009	1,029	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,539,624 and 60,277,462 shares and outstanding 60,526,126 and 60,259,368 shares at December 31, 2010, and 2009, respectively	60,540	60,277
Premium on common stock	405,313	399,148
Retained earnings	863,237	667,220
Treasury stock, at cost 13,498 and 18,094 shares at December 31, 2010, and 2009, respectively	(274)	(311)
Accumulated other comprehensive loss	(11,638)	(11,291)
Total common shareholders’ equity	1,317,178	1,115,043
Total shareholders’ equity	1,318,207	1,116,072
Total liabilities and shareholders’ equity	$1,554,483	$1,276,678
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Operating activities
Net cash provided by operating activities	$174,912	$6,007	$18,536
Investing activities
Additions to property, plant and equipment, net	(152,067)	-	-
Equity investment in investees	(35,871)	(16,254)	(6,274)
Return of equity investment in investees	-	850	-
Other investing	(2,900)	(2,328)	(299)
Net cash used in investing activities	(190,838)	(17,732)	(6,573)
Financing activities
Change in short-term debt, net	150,000	-	-
Retirement of long-term obligations	(80,000)	-	(100,000)
Issuance of long-term obligations	-	65,000	30,000
Dividends paid on preferred stock	(46)	(46)	(46)
Dividends paid on common stock	(58,988)	(54,221)	(54,036)
Other financing	3,200	2,131	991
Net cash provided by (used in) financing activities	14,166	12,864	(123,091)
Net (decrease) increase in cash and cash equivalents	(1,760)	1,139	(111,128)
Cash and cash equivalents at beginning of period	7,080	5,941	117,069
Cash and cash equivalents at end of period	$5,320	$7,080	$5,941
Supplementary cash flow information
Interest paid	$8,205	$3,119	$5,078
Income tax paid (refunded), net	$80,905	$(34,792)	$38,113
Supplementary non-cash investing and financing activity
Issuance of treasury stock – LTICP	$93	$117	$103
Issuance of common stock - LTICP/ESPP	$299	$290	$163
Non-cash additions to property, plant and equipment	$152,067	$-	$-
Non-cash return of investment	$152,067	$-	$-
Non-cash contribution to subsidiary, net of tax	$225,732	$-	$-
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Comprehensive Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2010	2009	2008
Net income	$255,391	$106,307	$102,141
Other comprehensive loss, net of tax:
Net unrealized loss from available-for-sale securities (net of tax benefit of $11 in 2008)	-	-	(73)
Amortization of post-retirement benefit net losses (net of tax benefit of $1,127 in 2010, $158 in 2009, and $193 in 2008)	(1,802)	(160)	(215)
Post-retirement benefit loss incurred during the year (net of tax expense of $1,239 in 2010, and tax benefit of $2,553 in 2009 and $668 in 2008)	(2,470)	(3,403)	(1,154)
Cash flow hedges:
Net derivatives loss arising during the period (net of tax benefit of $360 in 2010 and $456 in 2009)	(575)	(730)	-
Reclassification of interest expense on interest rate swap (net of tax expense of $267 in 2010 and $115 in 2009)	427	184	-
Reclassification of other expense on interest rate swap (net of tax expense of $434 in 2010)	694	-	-
Net gain from treasury rate lock (net of tax expense of $2,183 in 2010 and $1,664 in 2009)	3,491	2,660	-
Reclassification of interest expense on treasury rate lock (net of tax benefit of $70 in 2010 and $5 in 2009)	(112)	(9)	-
Total other comprehensive loss, net of tax	(347)	(1,458)	(1,442)
Comprehensive income, net of tax	$255,044	$104,849	$100,699
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO CORPORATION (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies

The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Corporation, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year.  As of December 31, 2010, Cleco Corporation’s restricted net assets of consolidated subsidiaries were $972.2 million and exceeded 25% of its total consolidated net assets.
Cleco Corporation’s major, first-tier subsidiaries consist of Cleco Power and Midstream.
Cleco Power contains the LPSC-jurisdictional generation, transmission, and distribution electric utility operations serving Cleco’s traditional retail and wholesale customers.  Midstream owns and operates a merchant power plant (Coughlin) and also owns a 50 percent indirect interest in a merchant power plant (Acadia).
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

Note 2 — Debt

Cleco Corporation had $150.0 million of short-term debt outstanding at December 31, 2010.  The short-term debt outstanding was a bank term loan Cleco Corporation entered into in February 2010.  The bank term loan has an interest rate of one-month LIBOR plus 2.75% and was set to mature in February 2011.  In January 2011, Cleco extended the bank term loan to mature on August 19, 2011 and lowered the interest rate to one-month LIBOR plus 2.50%.  At December 31, 2010, the interest rate on the bank term loan was 3.02%.
At December 31, 2010, Cleco Corporation’s long-term debt outstanding was $15.0 million, of which none was due within one year, compared to $95.0 million of long-term debt at December 31, 2009, of which none was due within one year.  The long-term debt at December 31, 2010, and 2009, was the result of outstanding draws on Cleco Corporation’s credit facilities.
In November 2010, Cleco Corporation entered into a $200.0 million four-year revolving credit facility.  The credit facility matures on November 23, 2014 and provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 2.50%, including facility fees of 0.45%.  At December 31, 2010, Cleco Corporation was in compliance with the covenants in its credit facility.
At December 31, 2010, off-balance sheet commitments and outstanding credit facility borrowing reduced available borrowings by $5.4 million and $15.0 million, respectively.  Additionally, a debt limitation covenant contained in the $150.0 million Cleco Corporation bank term loan agreement limits borrowings to $325.0 million, leaving available borrowing capacity of $154.6 million.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco’s working capital needs.

Note 3 — Dividends and Equity Contributions

Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances.  The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization.  At December 31, 2010, approximately $486.4 million of member’s equity were unrestricted.  Cleco Corporation received $150.0 million and $30.0 million in distributions from Cleco Power in 2010 and 2009, respectively.  No distributions were received from Cleco Power for the year ended December 31, 2008.  For the year ended December 31, 2010, Cleco Corporation made $225.7 million in non-cash equity contributions to Cleco Power relating to Acadia Unit 1.  No equity contributions were made to Cleco Power for the years ended December 31, 2009 and 2008.
Cleco Corporation received $32.0 million and $9.6 million in distributions from Midstream during the years ended December 31, 2010 and 2008, respectively.  Cleco Corporation received no distributions from Midstream during the year ended December 31, 2009.  For the years ended December 31, 2010, 2009, and 2008, Cleco Corporation made no equity contributions to Midstream.

Note 4 — Income Taxes

Cleco Corporation (Parent Company Only) Condensed Statements of Income reflect income tax benefit of $4.5 million, income tax expense of $4.6 million, and income tax benefit of $2.8 million for the years ended December 31, 2010, 2009, and 2008, respectively.  In addition to these amounts, income tax expense of $147.0 million, $5.0 million, and $21.3 million is reflected in equity income of subsidiaries, net of tax for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 5 — Commitments and Contingencies

For information regarding commitments and contingencies related to Cleco Corporation, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Disclosures about Guarantees.”

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

CLECO CORPORATION	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2010, 2009, and 2008
	BALANCE AT	ADDITIONS	UNCOLLECTIBLE	BALANCE AT
	BEGINNING	CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
Allowance for Uncollectible Accounts (THOUSANDS)	OF PERIOD	AND EXPENSES	LESS RECOVERIES	PERIOD(1)
Year Ended December 31, 2010	$1,173	$3,756	$1,474	$3,455
Year Ended December 31, 2009	$1,632	$1,657	$2,116	$1,173
Year Ended December 31, 2008	$1,028	$3,821	$3,217	$1,632
(1) Deducted in the consolidated balance sheet

CLECO POWER LLC	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2010, 2009, and 2008
	BALANCE AT	ADDITIONS	UNCOLLECTIBLE	BALANCE AT
	BEGINNING	CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
Allowance for Uncollectible Accounts (THOUSANDS)	OF PERIOD	AND EXPENSES	LESS RECOVERIES	PERIOD(1)
Year Ended December 31, 2010	$1,173	$3,696	$1,474	$3,395
Year Ended December 31, 2009	$1,632	$1,657	$2,116	$1,173
Year Ended December 31, 2008	$1,028	$3,821	$3,217	$1,632
(1) Deducted in the consolidated balance sheet

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Michael H. Madison
(Michael H. Madison)
(President, Chief Executive Officer and Director)

Date:  February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael H. Madison	President, Chief Executive Officer and Director	February 24, 2011
(Michael H. Madison)	(Principal Executive Officer)
/s/ Darren J. Olagues	Senior Vice President & CFO	February 24, 2011
(Darren J. Olagues)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President – Investor Relations & CAO	February 24, 2011
(R. Russell Davis)	(Principal Accounting Officer)

DIRECTORS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
J. PATRICK GARRETT
ELTON R. KING
LOGAN W. KRUGER
WILLIAM L. MARKS
ROBERT T. RATCLIFF, SR.
PETER M. SCOTT III
SHELLEY STEWART, JR.
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ Michael H. Madison	February 24, 2011
(Michael H. Madison, as Attorney-in-Fact)

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Michael H. Madison
(Michael H. Madison)
(Chief Executive Officer and Sole Manager)

Date:  February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael H. Madison	Chief Executive Officer and Sole Manager	February 24, 2011
(Michael H. Madison)	(Principal Executive Officer)
/s/ Darren J. Olagues	Senior Vice President & CFO	February 24, 2011
(Darren J. Olagues)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President – Investor Relations & CAO	February 24, 2011
(R. Russell Davis)	(Principal Accounting Officer)

CLECO CORPORATION
CLECO POWER	2010 FORM 10-K

Notes to “Comparison of Five-Year Cumulative Total Return” Chart

As of December 31, 2010, the Edison Electric Institute (EEI Index) was comprised of:

Allegheny Energy, Inc.	El Paso Electric Co.	Pepco Holdings, Inc.
ALLETE, Inc.	Empire District Electric Co.	PG&E Corp.
Alliant Energy Corp.	Entergy Corp.	Pinnacle West Capital Corp.
Ameren Corp.	Exelon Corp.	PNM Resources, Inc.
American Electric Power Co., Inc.	FirstEnergy Corp.	Portland General Electric
Avista Corp.	Great Plains Energy, Inc.	PPL Corp.
Black Hills Corp.	Hawaiian Electric Industries, Inc.	Progress Energy, Inc.
CenterPoint Energy, Inc	IDACORP, Inc.	Public Service Enterprise Group, Inc.
Central Vermont Public Service Corp.	Integrys Energy Group	SCANA Corp.
CH Energy Group, Inc.	MDU Resources Group, Inc.	Sempra Energy
Cleco Corp.	MGE Energy, Inc.	The Southern Co.
CMS Energy Corp.	NextEra Energy, Inc.	TECO Energy, Inc.
Consolidated Edison, Inc.	NiSource Inc.	UIL Holdings Corp.
Constellation Energy Group, Inc.	Northeast Utilities	UniSource Energy Corp.
Dominion Resources, Inc.	NorthWestern Corp.	Unitil Corp.
DPL, Inc.	NSTAR	Vectren Corp.
DTE Energy Co.	NV Energy, Inc.	Westar Energy, Inc.
Duke Energy Corp.	OGE Energy Corp.	Wisconsin Energy Corp.
Edison International	Otter Tail Corp.	Xcel Energy Inc.

Maine and Maritimes Corp. was deleted from the EEI Index listed in Cleco’s 2009 Annual Report and Form 10-K.  The name of FPL Group, Inc. was changed to NextEra Energy, Inc.