Form 10-Q
period 2011-03-31
CLECO POWER LLC; CLECO CORP
filed 2011-05-04
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
__________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Large accelerated filer ☐           Accelerated filer ☐                  Non-accelerated filer ☒  (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒
Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at April 29, 2011

Cleco Corporation	Common Stock, $1.00 Par Value	60,979,231

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

GLOSSARY OF TERMS

References in this filing, including all items in Parts I and II, to “Cleco” mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to “Cleco Power” mean Cleco Power LLC and its subsidiaries, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing, including all items in Parts I and II are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate
Acadia
Acadia Power Partners, LLC, which is 100% owned by Cajun and consisted of Acadia Unit 2 from February 23, 2010 to April 29, 2011.  Prior to February 23, 2010, Acadia was 50% owned by APH and 50% owned by Cajun and consisted of Acadia Unit 1 and Acadia Unit 2.

Acadia Unit 1	Cleco Power’s 580-MW unit, combined cycle, natural gas-fired power plant located at the Acadia Power Station near Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW unit, combined cycle, natural gas-fired power plant located at the Acadia Power Station near Eunice, Louisiana. Prior to April 29, 2011, Acadia Unit 2 was owned by Acadia.
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

Evangeline 2010 Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and JPMVEC, which was executed in February 2010
Evangeline Restructuring Agreement	Purchase, Sale and Restructuring Agreement entered into on February 22, 2010, by Evangeline and JPMVEC
Evangeline Tolling Agreement
Capacity Sale and Tolling Agreement between Evangeline and BE Louisiana LLC (as successor to Williams Power Company, Inc.) which was set to expire in 2020 and was terminated in February 2010.  In September 2008, BE Louisiana LLC was merged into JPMVEC.

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
GW	Gigawatt(s) as applicable
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection Agreement and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
JPMVEC	J.P. Morgan Ventures Energy Corporation. In September 2008, BE Louisiana LLC was merged into JPMVEC.
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Madison Unit 3
A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana that commenced commercial operation on February 12, 2010.  Prior to June 11, 2010, Madison Unit 3 was known as Rodemacher Unit 3.

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxides
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PPACA	Patient Protection and Affordable Care Act (HR 3590)
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
Teche	Teche Electric Cooperative, Inc.
VaR	Value-at-risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Combined Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results.  All statements other than statements of historical fact included in this Combined Quarterly Report are forward-looking statements, including, without limitation, statements regarding Madison Unit 3; JPMVEC’s performance under the Evangeline 2010 Tolling Agreement; future capital expenditures; projections, including with respect to base revenue; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to certain customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

▪
Factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage (such as hurricanes and other storms); unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs; fuel supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; fuel mix of Cleco’s generation facilities; decreased customer load; environmental incidents; environmental compliance costs; and power transmission system constraints;

▪	Cleco Corporation’s holding company structure and its dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations and pay dividends on its common stock;

▪	Cleco Power’s ability to operate and maintain, within its projected costs, any self-build projects identified in future IRP and RFP processes and its participation in any government grants;

▪	Dependence of Cleco Power for energy from sources other than its facilities and the uncertainty of future sources of such additional energy;

▪	Nonperformance by and creditworthiness of counterparties under tolling and power purchase agreements, or the restructuring of those agreements, including possible termination;

▪
Regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, recovery of storm restoration costs, the frequency and timing of rate increases or decreases, the results of periodic NERC audits and fuel audits, the formation of ICTs, and the compliance with the Electric Reliability Organization reliability standards for bulk power systems by Cleco Power and Evangeline;

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

▪
Legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects, including the joint project to upgrade the Acadiana Load Pocket transmission system, and the AMI project;

▪	Costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters;

▪	Changes in federal, state, or local laws, and changes in tax laws or rates, or regulating policies;

▪	The impact of current or future environmental laws and regulations, including those related to greenhouse gases and energy efficiency, which could limit, or terminate, the

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

operation of certain generating units, increase costs, reduce customer demand for electricity or otherwise materially adversely impact the Registrants’ financial condition or results of operations;

▪	Ability of Cleco Power to recover from its customers the costs of compliance with environmental laws and regulations; and

▪	Ability of the Dolet Hills lignite reserve to provide sufficient fuel to the Dolet Hills Power Station until at least 2026.

For additional discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  All subsequent written and oral forward-looking statements attributable to the Registrants or persons acting on their behalf are expressly qualified in their entirety by the factors identified above.
The Registrants undertake no obligation to update any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Corporation
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Corporation’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  For additional information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2011	2010
Operating revenue
Electric operations	$238,468	$252,798
Tolling operations	2,781	7,464
Other operations	12,728	10,876
Affiliate revenue	147	1,149
Gross operating revenue	254,124	272,287
Electric customer credits	(434)	-
Operating revenue, net	253,690	272,287
Operating expenses
Fuel used for electric generation	96,968	94,582
Power purchased for utility customers	8,449	48,219
Other operations	27,662	26,654
Maintenance	16,809	13,837
Depreciation	29,098	24,253
Taxes other than income taxes	9,460	8,802
Loss on sales of assets	10	39
Total operating expenses	188,456	216,386
Operating income	65,234	55,901
Interest income	115	162
Allowance for other funds used during construction	1,978	9,805
Equity income from investees	611	37,847
Gain on toll settlement	-	148,402
Other income	1,205	1,079
Other expense	(1,318)	(925)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount, net of capitalized interest	27,328	26,007
Allowance for borrowed funds used during construction	(714)	(3,572)
Total interest charges	26,614	22,435
Income before income taxes	41,211	229,836
Federal and state income tax expense	12,195	79,866
Net income	29,016	149,970
Preferred dividends requirements, net of tax	12	12
Net income applicable to common stock	$29,004	$149,958

Average number of basic common shares outstanding	60,576,004	60,326,020
Average number of diluted common shares outstanding	60,904,867	60,581,060
Basic earnings per share
Net income applicable to common stock	$0.48	$2.49
Diluted earnings per share
Net income applicable to common stock	$0.48	$2.48
Cash dividends paid per share of common stock	$0.25	$0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2011	2010
Net income	$29,016	$149,970
Other comprehensive income (loss), before tax:
Amortization of post-retirement benefit net income (loss) (net of tax (expense) benefit of $(148) in 2011 and $6 in 2010)	338	(10)
Cash flow hedges:
Net derivatives loss arising during the period (net of tax benefit of $108 in 2010)	-	(173)
Reclassification of interest expense on interest rate swap (net of tax expense of $78 in 2010)	-	124
Reclassification of interest expense on treasury rate lock (net of tax benefit of $34 in 2011 and $16 in 2010)	(55)	(25)
Other comprehensive income (loss)	283	(84)
Comprehensive income, net of tax	$29,299	$149,886
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MARCH 31, 2011	AT DECEMBER 31, 2010
Assets
Current assets
Cash and cash equivalents	$137,191	$191,128
Restricted cash	5,352	14,959
Customer accounts receivable (less allowance for doubtful accounts of $1,002 in 2011 and $1,046 in 2010)	36,425	38,820
Accounts receivable - affiliate	1,369	831
Other accounts receivable (less allowance for doubtful accounts of $2,781 in 2011 and $2,409 in 2010)	47,944	52,546
Taxes receivable	47,194	50,104
Unbilled revenue	32,380	44,649
Fuel inventory, at average cost	57,024	82,737
Material and supplies inventory, at average cost	50,058	48,265
Accumulated deferred federal and state income taxes, net	3,554	4,106
Accumulated deferred fuel	4,882	10,348
Cash surrender value of company-/trust-owned life insurance policies	51,109	49,789
Prepayments	4,114	6,399
Regulatory assets - other	12,997	13,508
Other current assets	2,842	661
Total current assets	494,435	608,850
Property, plant and equipment
Property, plant and equipment	3,828,289	3,810,896
Accumulated depreciation	(1,178,593)	(1,162,456)
Net property, plant and equipment	2,649,696	2,648,440
Construction work in progress	150,804	135,785
Total property, plant and equipment, net	2,800,500	2,784,225
Equity investment in investees	87,343	86,732
Prepayments	5,040	5,274
Restricted cash, less current portion	26,304	26,089
Regulatory assets and liabilities - deferred taxes, net	206,203	203,696
Regulatory assets - other	261,106	266,431
Net investment in direct financing lease	13,768	13,817
Intangible asset	142,903	145,374
Other deferred charges	20,309	20,922
Total assets	$4,057,911	$4,161,410
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT MARCH 31, 2011	AT DECEMBER 31, 2010
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Short-term debt	$150,000	$150,000
Long-term debt due within one year	12,683	12,269
Accounts payable	86,140	123,042
Retainage	4,535	2,726
Accounts payable - affiliate	1	155
Customer deposits	40,256	38,934
Provision for rate refund	10,032	9,598
Interest accrued	57,091	34,462
Risk management liability, net	7,574	9,027
Regulatory liabilities - other	40,502	43,562
Deferred compensation	8,585	7,751
Uncertain tax positions	63,603	31,853
Other current liabilities	13,059	14,302
Total current liabilities	494,061	477,681
Deferred credits
Accumulated deferred federal and state income taxes, net	545,333	553,211
Accumulated deferred investment tax credits	8,360	8,669
Postretirement benefit obligations	108,238	166,387
Regulatory liabilities - other	32,455	44,313
Restricted storm reserve	26,208	25,993
Uncertain tax positions	26,087	60,395
Other deferred credits	105,640	106,845
Total deferred credits	852,321	965,813
Long-term debt, net	1,377,684	1,399,709
Total liabilities	2,724,066	2,843,203
Commitments and Contingencies (Note 11)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 10,288 shares at March 31, 2011 and December 31, 2010	1,029	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,644,959 and 60,539,624 shares and outstanding 60,632,569 and 60,526,126 shares at March 31, 2011, and December 31, 2010, respectively	60,645	60,540
Premium on common stock	406,819	405,313
Retained earnings	876,959	863,237
Treasury stock, at cost, 12,390 and 13,498 shares at March 31, 2011, and December 31, 2010, respectively	(252)	(274)
Accumulated other comprehensive loss	(11,355)	(11,638)
Total common shareholders’ equity	1,332,816	1,317,178
Total shareholders’ equity	1,333,845	1,318,207
Total liabilities and shareholders’ equity	$4,057,911	$4,161,410
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2011	2010
Operating activities
Net income	$29,016	$149,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,098	37,622
Gain on forgiveness of debt	-	(129,870)
Gain from equity investments	(611)	(37,847)
Unearned compensation expense	2,487	930
Allowance for other funds used during construction	(1,978)	(9,805)
Net deferred income taxes	(13,144)	16,361
Deferred fuel costs	3,030	19,864
Cash surrender value of company-/trust-owned life insurance	(1,141)	(866)
Changes in assets and liabilities:
Accounts receivable	5,042	(17,889)
Accounts and notes receivable, affiliate	(538)	9,109
Unbilled revenue	12,269	(10,967)
Fuel, materials and supplies inventory	23,920	6,895
Prepayments	2,520	1,552
Accounts payable	(31,823)	(50,499)
Accounts and notes payable, affiliate	(154)	(8,370)
Customer deposits	3,205	2,888
Long-term receivable	-	27,976
Post retirement benefit obligations	(58,149)	(2,737)
Regulatory assets and liabilities, net	(12,266)	(14,374)
Other deferred accounts	1,877	12,898
Retainage payable	1,004	(862)
Taxes accrued	2,958	53,835
Interest accrued	12,555	9,431
Risk management assets and liabilities, net	749	(1,814)
Other operating	(2,815)	(2,639)
Net cash provided by operating activities	26,111	60,792
Investing activities
Additions to property, plant and equipment	(45,692)	(183,561)
Allowance for other funds used during construction	1,978	9,805
Equity investment in investees	(9,239)	(14,775)
Transfer of cash from restricted accounts	9,391	38,401
Other investing	216	521
Net cash used in investing activities	(43,346)	(149,609)
Financing activities
Change in short-term debt, net	$-	$150,000
Retirement of long-term obligations	(21,283)	(101,075)
Dividends paid on preferred stock	(12)	(12)
Dividends paid on common stock	(15,171)	(13,595)
Other financing	(236)	528
Net cash (used in) provided by financing activities	(36,702)	35,846
Net decrease in cash and cash equivalents	(53,937)	(52,971)
Cash and cash equivalents at beginning of period	191,128	145,193
Cash and cash equivalents at end of period	$137,191	$92,222
Supplementary cash flow information
Interest paid (net of amount capitalized)	$9,619	$12,394
Income taxes paid	$11,068	$1
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment	$17,155	$4,039
Issuance of treasury stock – LTICP	$23	$25
Issuance of common stock – LTICP/ESPP	$77	$73
Non-cash additions to property, plant and equipment	$343	$152,067
Non-cash return of investment	$-	$152,067
Non-cash contribution to subsidiary, net of tax	$-	$225,732
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Power
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  For additional information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2011	2010
Operating revenue
Electric operations	$238,468	$252,798
Other operations	12,243	10,386
Affiliate revenue	346	343
Gross operating revenue	251,057	263,527
Electric customer credits	(434)	-
Operating revenue, net	250,623	263,527
Operating expenses
Fuel used for electric generation	96,968	94,582
Power purchased for utility customers	8,449	48,219
Other operations	25,986	24,408
Maintenance	15,613	11,722
Depreciation	27,401	22,647
Taxes other than income taxes	8,388	8,040
(Gain) loss on sales of assets	(1)	40
Total operating expenses	182,804	209,658
Operating income	67,819	53,869
Interest income	113	158
Allowance for other funds used during construction	1,978	9,805
Other income	211	472
Other expense	(1,289)	(906)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount, net of capitalized interest	25,116	22,315
Allowance for borrowed funds used during construction	(714)	(3,572)
Total interest charges	24,402	18,743
Income before income taxes	44,430	44,655
Federal and state income tax expense	14,400	12,495
Net income	$30,030	$32,160
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2011	2010
Net income	$30,030	$32,160
Other comprehensive income (loss), before tax:
Amortization of post-retirement benefit net income (loss) (net of tax (expense) benefit of $(63) in 2011 and $57 in 2010)	186	(93)
Cash flow hedges:
Net derivatives loss arising during the period (net of tax benefit of $108 in 2010)	-	(173)
Reclassification of interest expense on interest rate swap (net of tax expense of $78 in 2010)	-	124
Reclassification of interest expense on treasury rate lock (net of tax benefit of $34 in 2011 and $16 in 2010)	(55)	(25)
Other comprehensive income (loss)	131	(167)
Comprehensive income, net of tax	$30,161	$31,993
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MARCH 31, 2011	AT DECEMBER 31, 2010
Assets
Utility plant and equipment
Property, plant and equipment	$3,571,656	$3,552,779
Accumulated depreciation	(1,104,300)	(1,085,945)
Net property, plant and equipment	2,467,356	2,466,834
Construction work in progress	146,779	130,396
Total utility plant, net	2,614,135	2,597,230
Current assets
Cash and cash equivalents	124,440	184,912
Restricted cash	5,352	14,959
Customer accounts receivable (less allowance for doubtful accounts of $1,002 in 2011 and $1,046 in 2010)	36,425	38,820
Accounts receivable – affiliate	3,570	2,738
Other accounts receivable (less allowance for doubtful accounts of $2,720 in 2011 and $2,349 in 2010)	40,152	47,992
Taxes receivable	13,203	4,123
Unbilled revenue	32,380	44,649
Fuel inventory, at average cost	57,024	82,737
Material and supplies inventory, at average cost	47,587	45,913
Accumulated deferred federal and state income taxes, net	3,329	2,811
Accumulated deferred fuel	4,882	10,348
Cash surrender value of company-owned life insurance policies	20,040	20,051
Prepayments	3,253	4,944
Regulatory assets – other	12,997	13,508
Other current assets	1,483	412
Total current assets	406,117	518,917
Equity investment in investee	13,073	13,073
Prepayments	5,040	5,274
Restricted cash, less current portion	26,208	25,992
Regulatory assets and liabilities – deferred taxes, net	206,203	203,696
Regulatory assets – other	261,106	266,431
Intangible asset	142,903	145,374
Other deferred charges	18,778	19,218
Total assets	$3,693,563	$3,795,205
Liabilities and member’s equity
Member’s equity	$1,214,084	$1,233,923
Long-term debt, net	1,377,684	1,384,709
Total capitalization	2,591,768	2,618,632
Current liabilities
Long-term debt due within one year	12,683	12,269
Accounts payable	76,409	112,487
Retainage	4,535	2,726
Accounts payable – affiliate	17,298	7,945
Customer deposits	40,256	38,934
Provision for rate refund	10,032	9,598
Interest accrued	35,909	13,450
Risk management liability, net	7,574	9,027
Regulatory liabilities - other	40,502	43,562
Uncertain tax positions	33,479	-
Other current liabilities	10,473	9,862
Total current liabilities	289,150	259,860
Commitments and Contingencies (Note 11)
Deferred credits
Accumulated deferred federal and state income taxes, net	610,386	601,574
Accumulated deferred investment tax credits	8,360	8,669
Postretirement benefit obligations	71,831	130,757
Regulatory liabilities - other	32,455	44,313
Restricted storm reserve	26,208	25,993
Uncertain tax positions	20,562	54,835
Other deferred credits	42,843	50,572
Total deferred credits	812,645	916,713
Total liabilities and member’s equity	$3,693,563	$3,795,205
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2011	2010
Operating activities
Net income	$30,030	$32,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,082	25,989
Unearned compensation expense	753	344
Allowance for other funds used during construction	(1,978)	(9,805)
Net deferred income taxes	4,326	(1,131)
Deferred fuel costs	3,030	19,864
Cash surrender value of company-owned life insurance	11	(110)
Changes in assets and liabilities:
Accounts receivable	8,280	(20,597)
Accounts and notes receivable, affiliate	(725)	(4,270)
Unbilled revenue	12,269	(10,967)
Fuel, materials and supplies inventory	24,038	6,932
Prepayments	1,927	1,279
Accounts payable	(31,202)	(43,863)
Accounts and notes payable, affiliate	9,032	(19,147)
Customer deposits	3,205	2,888
Post retirement benefit obligations	(58,926)	(3,403)
Regulatory assets and liabilities, net	(12,266)	(14,374)
Other deferred accounts	1,379	5,813
Retainage payable	1,004	(862)
Taxes accrued	(9,080)	15,758
Interest accrued	12,833	9,067
Risk management assets and liabilities, net	749	(1,814)
Other operating	(690)	(1,881)
Net cash provided by (used in) operating activities	29,081	(12,130)
Investing activities
Additions to property, plant and equipment	(44,501)	(30,257)
Allowance for other funds used during construction	1,978	9,805
Transfer of cash from restricted accounts	9,391	8,269
Other investing	395	57
Net cash used in investing activities	(32,737)	(12,126)
Financing activities
Retirement of long-term obligations	(6,283)	(5,912)
Distribution to parent	(50,000)	(25,000)
Other financing	(533)	(457)
Net cash used in financing activities	(56,816)	(31,369)
Net decrease in cash and cash equivalents	(60,472)	(55,625)
Cash and cash equivalents at beginning of period	184,912	138,113
Cash and cash equivalents at end of period	$124,440	$82,488
Supplementary cash flow information
Interest paid (net of amount capitalized)	$8,481	$9,792
Income tax refunds received	$(229)	$-
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment	$17,233	$4,039
Non-cash additions to property, plant and equipment	$343	$304,134
Non-cash assumption of deferred tax liability	$-	$78,402
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 10	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	LPSC Fuel Audit	Cleco Corporation and Cleco Power
Note 13	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 14	Evangeline Transactions	Cleco Corporation
Note 15	Acadia Unit 1 Transaction	Cleco Corporation and Cleco Power
Note 16	Subsequent Event	Cleco Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
Cleco Corporation and Cleco Power report the investment in Oxbow on the equity method of accounting.  At March 31, 2011, Cleco Corporation reported the investment in Cajun on the equity method of accounting.  As a result, the assets and liabilities of these entities are represented by one line item corresponding to Cleco Corporation’s and Cleco Power’s equity investment in these entities.  The pre-tax results of operations of these entities are reported as equity income or loss from investees on Cleco Corporation’s and Cleco Power’s Condensed Consolidated Statements of Income.  For additional information on the operations of these entities, see Note 10 — “Variable Interest Entities.”

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
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The unaudited financial information included in the condensed consolidated financial statements of Cleco Corporation and Cleco Power reflects all adjustments of a normal recurring nature which are, in the opinion of the management of Cleco Corporation and Cleco Power, necessary for a fair statement of the financial position and the results of operations for the interim periods.  Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors, and is not indicative necessarily of the results that may be expected for the full fiscal year.  For additional information on recent authoritative guidance and its effect on financial results, see Note 2 — “Recent Authoritative Guidance.”

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
Property, plant and equipment consist of:

(THOUSANDS)	AT MARCH 31, 2011	AT DECEMBER 31, 2010
Regulated utility plants	$3,571,656	$3,552,054
Other	256,633	258,842
Total property, plant and equipment	3,828,289	3,810,896
Accumulated depreciation	(1,178,593)	(1,162,456)
Net property, plant and equipment	$2,649,696	$2,648,440

The table below discloses the plant acquisition adjustment reported in Cleco Power’s property, plant and equipment and the associated accumulated amortization reported in accumulated depreciation at March 31, 2011, and December 31, 2010.  In 2010, Cleco Power’s acquisition of Acadia Unit 1

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

resulted in a plant acquisition adjustment.  The plant acquisition adjustment represents the fair market value of the assets acquired in excess of their carrying value.  In January 2010, the LPSC approved the full recovery of the $304.0 million value for the acquisition of Acadia Unit 1, which includes a plant acquisition adjustment in the amount of $95.6 million.  The other plant acquisition adjustment relates primarily to the 1997 acquisition of Teche.  For additional information on the Acadia Unit 1 transaction, see Note 15 — “Acadia Unit 1 Transaction.”

(THOUSANDS)	AT MARCH 31, 2011	AT DECEMBER 31, 2010
Acadia
Plant acquisition adjustment	$95,578	$95,578
Less: accumulated amortization	3,449	2,653
Net plant acquisition adjustment	$92,129	$92,925
Teche
Plant acquisition adjustment	$5,359	$5,359
Less: accumulated amortization	3,533	3,470
Net plant acquisition adjustment	$1,826	$1,889

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At March 31, 2011, and December 31, 2010, $31.7 million and $41.0 million of cash, respectively, were restricted.  At March 31, 2011, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $1.9 million reserved at Cleco Power for GO Zone project costs, $26.2 million reserved at Cleco Power for future storm restoration costs, and $3.5 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest, and principal on storm recovery bonds.  The $9.3 million net decrease in restricted cash from December 31, 2010, to March 31, 2011, is primarily due to the use of Cleco Katrina/Rita funds for a $6.3 million scheduled storm recovery bond payment made in March 2011 and the use of $4.2 million of GO Zone bond funds during the first quarter of 2011.

Fair Value Measurements and Disclosures
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values.  Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance.  Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes under GAAP.  Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the condensed consolidated balance sheets with their fair values disclosed without regard to the three levels.  For additional information about fair value levels, see Note 4 — “Fair Value Accounting.”

Risk Management
Market risk inherent in Cleco Power’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas on different energy exchanges.  Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas.  Cleco applies the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting because Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power entered into certain financial transactions it considered economic hedges to mitigate the risk associated with the fixed-price power provided to a wholesale customer through December 2010.  These transactions were marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue.  After December 31, 2010, no gain or loss for these transactions was recorded, as the contract had expired.  For the three months ended March 31, 2010, Cleco Power realized losses and mark-to-market losses of $0.2 million and $0.4 million, respectively, recorded in other operations revenue.
Cleco Power has entered into other positions to mitigate the volatility in customer fuel costs.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of risk management assets or liabilities.  Such gain or loss is deferred as a component of deferred fuel asset or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.  Based on market prices at March 31, 2011, and December 31, 2010, the net mark-to-market impact relating to these positions were losses of $11.8 million and $15.1 million, respectively.  Deferred losses relating to closed natural gas positions totaled $1.7 million and $1.6 million at March 31, 2011, and December 31, 2010, respectively.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options, and swap contracts.  These contracts/positions are used to mitigate the risks associated with the volatility in customer fuel costs noted above.  At March 31, 2011, and December 31, 2010, Cleco Power had deposited net collateral of $3.5 million and $4.3 million, respectively, to cover requirements relating to open natural gas futures, options, and swap positions.  The current and long-term portions of collateral are reported as a component of risk management assets or liabilities and other deferred credits, respectively.
Cleco and Cleco Power maintain a master netting agreement policy and monitor credit risk exposure through review of counterparty credit quality, counterparty credit exposure, and

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

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
In August 2009, Cleco Power entered into a $50.0 million bank loan with variable interest, paid monthly, calculated at 3.00% plus the one-month LIBOR.  The loan was set to mature on August 19, 2012.  In order to mitigate the risk of future floating interest rates, Cleco Power entered into an interest rate swap in the third quarter of 2009.  Based on the notional amount of the bank loan, the swap required a monthly net settlement between Cleco Power’s fixed payment of 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  The swap was set to mature on May 31, 2012.  Under the authoritative guidance for derivatives and hedging, the swap met the criteria of a cash flow hedge.  Changes in the swap’s fair value related to the effective portion of cash flow hedges were recognized in other comprehensive income, whereas changes in the fair value related to the ineffective portion were recognized in earnings.  As settlements were made, the swap’s other comprehensive income fair values were reclassified into earnings as a component of interest expense.  In November 2010, Cleco Power terminated the interest rate swap and repaid in full the associated $50.0 million bank loan.  At the time of the termination, the remaining $1.1 million of losses in accumulated other comprehensive income were reclassified to other expense.  For the three months ended March 31, 2010, there were $0.2 million of reclassification adjustments from accumulated other comprehensive loss to interest expense as a result of monthly settlements.  There was no impact to earnings due to ineffectiveness for the three months ended March 31, 2010.  For additional information on accounting for derivatives, see Note 4 — “Fair Value Accounting.”

Reclassifications
Cleco’s and Cleco Power’s Consolidated Statements of Cash Flows for the three months ended March 31, 2010, have been adjusted as shown below as a result of an error in the presentation of cash flows related to the accruals for property, plant and equipment.  These adjustments had no impact on the Registrants’ financial condition or results of operations as of March 31, 2010.  Management believes that these adjustments did not have a material effect on the Registrants’ Consolidated Statements of Cash Flows for the three months ended March 31, 2010.  Management is continuing to assess the impact of this matter on the Registrants’ prior periods Consolidated Statements of Cash Flows.  The adjustments to the Consolidated Statements of Cash Flows for the three months ended March 31, 2010 are presented in the following tables.

(THOUSANDS)	AS REPORTED	AS ADJUSTED
Cleco Corporation
Accounts payable	$(58,264)	$(50,499)
Retainage payable	$(59)	$(862)
Net cash provided by operating activities	$53,830	$60,792
Additions to property, plant and equipment	$(176,599)	$(183,561)
Net cash used in investing activities	$(142,647)	$(149,609)
Net decrease in cash and cash equivalents	$(52,971)	$(52,971)
Cash and cash equivalents at the beginning of the period	$145,193	$145,193
Cash and cash equivalents at the end of the period	$92,222	$92,222
Accrued additions to property, plant and equipment	$5,194	$4,039

(THOUSANDS)	AS REPORTED	AS ADJUSTED
Cleco Power
Accounts payable	$(51,628)	$(43,863)
Retainage payable	$(59)	$(862)
Net cash provided by operating activities	$(19,092)	$(12,130)
Additions to property, plant and equipment	$(23,295)	$(30,257)
Net cash used in investing activities	$(5,164)	$(12,126)
Net decrease in cash and cash equivalents	$(55,625)	$(55,625)
Cash and cash equivalents at the beginning of the period	$138,113	$138,113
Cash and cash equivalents at the end of the period	$82,488	$82,488
Accrued additions to property, plant and equipment	$5,194	$4,039

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED MARCH 31,
			2011			2010
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$29,016			$149,970
Deduct: non-participating stock dividends (4.5% preferred stock)	12			12
Basic net income applicable to common stock	$29,004	60,576,004	$0.48	$149,958	60,326,020	$2.49
Effect of dilutive securities
Add: stock option grants		22,701			39,156
Add: restricted stock (LTICP)		306,162			215,884
Diluted net income applicable to common stock	$29,004	60,904,867	$0.48	$149,958	60,581,060	$2.48

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price.  There were no stock option grants excluded from the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010, due to the average market price being higher than the exercise prices of the stock options.

Stock-Based Compensation
At March 31, 2011, Cleco had two stock-based compensation plans:  the ESPP and the LTICP.  Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement.  Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
On January 28, 2011, Cleco granted 145,002 shares of non-vested stock to certain officers, key employees, and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2011	2010	2011	2010
Equity classification
Non-vested stock	$1,151	$661	$322	$170
Stock options	13	13	-	-
Total equity classification	$1,164	$674	$322	$170
Liability classification
Common stock equivalent units	$1,194	$149	$431	$174
Total pre-tax compensation expense	$2,358	$823	$753	$344
Tax benefit (excluding income tax gross-up)	$907	$317	$290	$132

Note 2 — Recent Authoritative Guidance

The Registrants adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
In May 2010, FASB amended the authoritative guidance pertaining to compensation in order to clarify the issuance of stock options in currencies other than the ones in which employees are normally paid.  This amendment was effective for reporting periods that began on or after December 15, 2010.  The adoption of this amendment did not have an impact on the financial condition or results of operations of the Registrants.
In July 2010, FASB amended the authoritative guidance on receivables, which required companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  For public companies, the amendment was effective for interim and annual reporting periods ending on or after December 15, 2010, with specific items, such as allowance rollforward and modification disclosures, effective for periods beginning after December 15, 2010.  The adoption of this amendment did not have any effect on the financial condition or results of operations of the Registrants.
In December 2010, FASB amended the authoritative guidance on business combinations to expand supplemental pro forma disclosures and to require comparative prior period financial statement disclosures as if the combination occurred as of the beginning of the prior annual period.  The amendment was effective prospectively for business combination acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this amendment did not have any effect on the financial condition or results of operations of the Registrants.

Note 3 — Regulatory Assets and Liabilities

Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
The following chart summarizes Cleco Power’s regulatory assets and liabilities at March 31, 2011, and December 31, 2010:

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Regulatory assets and liabilities – deferred taxes, net	$206,203	$203,696
Deferred mining costs	$21,029	$21,666
Deferred interest costs	6,941	7,033
Deferred asset removal costs	783	768
Deferred postretirement plan costs	116,267	117,651
Deferred tree trimming costs	10,407	11,086
Deferred training costs	7,603	7,642
Deferred storm surcredits, net	10,754	10,633
Deferred construction carrying costs	15,840	18,830
Lignite mining agreement contingency	3,781	3,781
AFUDC equity gross-up	75,018	74,859
Deferred rate case costs	1,520	1,654
Deferred Acadia Unit 1 acquisition costs	3,050	3,076
Deferred IRP/RFP costs	859	977
Deferred AMI pilot costs	251	283
Total regulatory assets – other	$274,103	$279,939
Deferred construction carrying costs	(72,957)	(87,875)
Deferred fuel and purchased power	4,882	10,348
Total regulatory assets and liabilities, net	$412,231	$406,108

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

Deferred Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Madison Unit 3.  Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit.  In any calendar year during the construction period, the amount collected from customers is not to exceed 6.5% of Cleco Power’s projected retail revenues.  Cleco Power began collection of the carrying costs and established a regulatory liability in May 2006.  In October 2009, the LPSC voted unanimously to approve Cleco Power’s retail rate plan.  The retail rate plan established that Cleco Power return $183.2 million of carrying costs to customers over a five-year period and record a regulatory asset for all carrying costs incurred by Cleco Power above the actual amount collected from customers.  On February 12, 2010, Madison Unit 3 commenced commercial operation and the new rates became effective.  At that time, Cleco Power began returning the construction carrying costs to customers and amortizing the regulatory asset over a five-year period.  In March 2010, the LPSC issued an order changing the period of return from five years to four years and established that Cleco Power return approximately $167.0 million over the four-year period.  At March 31, 2011, the regulatory liability and the related regulatory asset were $73.0 million and $15.8 million, respectively.  As of March 31, 2011, Cleco Power had returned $93.7 million to customers.  At March 31, 2011, $40.5 million was due to be returned to customers within one year.

Deferred Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  For the three months ended March 31, 2011, approximately 90% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.  The $5.5 million decrease in the under-recovered costs was primarily the result of $2.2 million in collections of previously deferred fuel and purchased power costs and a $3.3 million decrease in mark-to-market losses on gas positions, which was primarily due to the contractual expiration of certain positions.

Note 4 — Fair Value Accounting

The amounts reflected in Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2011, and December 31, 2010, for cash and cash equivalents, accounts receivable, other accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco and Cleco Power’s long-term debt and Cleco’s nonconvertible preferred stock are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt and by Cleco for preferred stock with similar maturities.

Cleco
	AT MARCH 31, 2011		AT DECEMBER 31, 2010
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$137,191	$137,191	$191,128	$191,128
Restricted cash	$31,656	$31,656	$41,048	$41,048
Long-term debt, excluding debt issuance costs	$1,382,553	$1,442,300	$1,403,836	$1,462,063
Preferred stock not subject to mandatory redemption	$1,029	$833	$1,029	$844

Cleco Power
	AT MARCH 31, 2011		AT DECEMBER 31, 2010
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$124,440	$124,440	$184,912	$184,912
Restricted cash	$31,560	$31,560	$40,951	$40,951
Long-term debt, excluding debt issuance costs	$1,382,553	$1,442,300	$1,388,836	$1,447,063

At March 31, 2011, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash.  Cleco had $160.9 million ($129.2 million of cash and $31.7 million of restricted cash) in short-term investments in institutional money market funds.  If the money market funds failed to perform under the terms of the investment, Cleco would be exposed to a loss of the invested amounts.  Cleco Power had $149.6 million ($118.0 million of cash and $31.6 million of restricted cash) in short-term investments in institutional money market funds.  If the money market funds failed to perform under the terms of the investments, Cleco Power would be exposed to a loss of the invested amounts.  Collateral on these types of investments is not required by either Cleco or Cleco Power.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  Money market funds must have at least $1.0 billion in assets under management; must have been in existence for not less than two years; must have portfolios not comprised of more than 50% of securities issued by foreign entities; and must be rated in the top two ratings categories by at least one nationally recognized rating agency.  Commercial paper must be issued by a company with headquarters in the U.S. and rated not less than A1 by Standard & Poor’s or P1 by

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

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
The swap met the criteria of a cash flow hedge under the authoritative guidance as it related to derivatives and hedging.  Changes in the swap’s fair value related to the effective portion were recognized in other comprehensive income.  As settlements were made, the swap’s other comprehensive income fair values were reclassified into earnings as a component of interest expense.  For the three months ended March 31, 2010, there were $0.2 million of reclassification adjustments from accumulated other comprehensive loss to interest expense as a result of monthly settlements.  There was no impact to earnings due to ineffectiveness for the three months ended March 31, 2010.  In November 2010, Cleco Power terminated the interest rate swap and repaid in full the associated $50.0 million bank loan and all remaining losses in accumulated other comprehensive loss were reclassified to other expense.

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

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MARCH 31, 2011	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$7	$-	$7	$-	$97	$-	$97	$-
Institutional money market funds	160,856	-	160,856	-	229,748	-	229,748	-
Total assets	$160,863	$-	$160,863	$-	$229,845	$-	$229,845	$-
Liability Description
Energy market derivatives	$11,856	$2,729	$9,127	$-	$15,245	$3,317	$11,928	$-
Total liabilities	$11,856	$2,729	$9,127	$-	$15,245	$3,317	$11,928	$-

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MARCH 31, 2011	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$7	$-	$7	$-	$97	$-	$97	$-
Institutional money market funds	149,560	-	149,560	-	224,451	-	224,451	-
Total assets	$149,567	$-	$149,567	$-	$224,548	$-	$224,548	$-
Liability Description
Energy market derivatives	$11,856	$2,729	$9,127	$-	$15,245	$3,317	$11,928	$-
Total liabilities	$11,856	$2,729	$9,127	$-	$15,245	$3,317	$11,928	$-

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

The derivative assets and liabilities are classified as either current or non-current depending on when the positions close.  All energy market derivative current assets and current liabilities are reported as a net current risk management asset or liability.  All energy market derivative non-current assets and non-current liabilities are reported net in other deferred charges or other deferred credits.  Net presentation is appropriate due to the right of offset included in the master netting agreements.  On the balance sheet, the net current and net non-current derivative positions are netted with the applicable margin deposits.  At March 31, 2011, a net current risk management liability of $7.6 million represented the current derivative positions of $11.1 million reduced by current margin deposits of $3.5 million and option premiums that were less than $0.1 million.  The non-current liability derivative positions of $0.7 million were recorded in other deferred credits.  The institutional money market funds were reported on the Cleco Condensed Consolidated balance sheet in cash and cash equivalents, current restricted cash, and non-current restricted cash in the amounts of $129.2 million, $5.4 million, and $26.3 million, respectively.  At Cleco Power, cash and cash equivalents, current restricted cash, and non-current restricted cash were $118.0 million, $5.4 million, and $26.2 million, respectively, as of March 31, 2011.
Cleco utilizes different valuation techniques for fair value calculations.  In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held.  Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities.  The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return.  For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach.  These techniques have been applied consistently from fiscal period to fiscal period.  Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Cleco had no Level 3 assets or liabilities at March 31, 2011, or December 31, 2010.
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
Cleco has a policy that transfers between Levels 1, 2, and 3 are recognized at the end of a reporting period.  During the three months ended March 31, 2011, and the year ended December 31, 2010, Cleco did not experience any transfers between levels.

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

The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets as of March 31, 2011, and December 31, 2010:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) FAIR VALUE	BALANCE SHEET LINE ITEM	AT MARCH 31, 2011	DECEMBER 31, 2010
Commodity contracts
Fuel cost hedges:
Current	Risk management liability, net	$(11,147)	$(13,497)
Long-term	Other deferred credits	(702)	(1,651)
Total		$(11,849)	$(15,148)

The following table presents the effect of derivatives not designated as hedging instruments on Cleco Corporation and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2011, and 2010:

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

		FOR THE THREE MONTHS ENDED MARCH 31,
		2011	2010
(THOUSANDS)	LOSS IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
Economic hedges	Other operations revenue	$-	$602	(1)
Fuel cost hedges(2)	Fuel used for electric generation	3,794	7,814
Total		$3,794	$8,416
(1)For the three months ended March 31, 2010, Cleco recognized $0.4 million of mark-to-market losses, respectively, related to economic hedges.
(2)In accordance with the authoritative guidance for regulated operations, an additional $11.8 million of unrealized losses and $1.7 million of deferred losses associated with fuel cost hedges are reported in Accumulated Deferred Fuel on the balance sheet as of March 31, 2011, compared to $15.1 million of unrealized losses and $1.6 million of deferred losses associated with fuel cost hedges as of December 31, 2010. As gains and losses are realized in future periods, they will be recorded as Fuel Used for Electric Generation on the Income Statement.

At March 31, 2011, Cleco Power had 8.0 million MMBtus hedged for natural gas fuel costs, which is approximately 10% of the estimated natural gas requirements for a two-year period.  At December 31, 2010, Cleco Power had 9.4 million MMBtus hedged or approximately 11% of gas requirements for a two-year period.
The following table presents the effect of derivatives designated as hedging instruments on Cleco Corporation and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2011, and 2010:

				FOR THE THREE MONTHS ENDED MARCH 31,
	2011			2010
(THOUSANDS)	AMOUNT OF (LOSS) GAIN RECOGNIZED IN OCI	AMOUNT OF (LOSS) GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF (LOSS) GAIN RECOGNIZED IN OCI	AMOUNT OF (LOSS) GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate swap(1)	$-	$-	*	$(281)	$(202	)*
Treasury rate locks	$-	$89	*	$-	$41
* The (loss) gain reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) In November 2010, the interest rate swap was terminated.

At March 31, 2011, Cleco Power expected $0.4 million of the effective portion of treasury rate locks cash flow hedges to be reclassed from accumulated OCI to a reduction in interest charges over the next 12 months.

Note 5 — Debt

Short-term Debt
At March 31, 2011, and at December 31, 2010, Cleco had $150.0 million of short-term debt outstanding. The short-term debt outstanding was a bank term loan Cleco Corporation entered into in February 2010.  The bank term loan had an interest rate of LIBOR plus 2.75% and was set to mature in February 2011.  In January 2011, Cleco extended the bank term loan to mature August 19, 2011 and lowered the interest rate to LIBOR plus 2.50% or ABR plus 1.50%.  At March 31, 2011, the interest rate on the term loan was 4.75%.  On April 29, 2011, Cleco repaid the $150.0 million bank term loan.  As part of the repayment, Cleco paid $0.6 million for accrued interest on the term loan.
Cleco Power had no short-term debt outstanding at March 31, 2011, or December 31, 2010.

Long-term Debt
At March 31, 2011, Cleco’s long-term debt outstanding was $1.4 billion, of which $12.7 million was due within one year, compared to $1.4 billion outstanding at December 31, 2010, of which $12.3 million was due within one year.  The long-term debt due within one year at March 31, 2011, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco, long-term debt decreased $21.6 million primarily due to a $15.0 million repayment of Cleco’s credit facility draws and $6.3 million related to a scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2011.
At March 31, 2011, Cleco Power’s long-term debt outstanding was $1.4 billion, of which $12.7 million was due within one year, compared to $1.4 billion outstanding at December 31, 2010, of which $12.3 million was due within one year.  The long-term debt due within one year at March 31, 2011, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco Power, long-term debt decreased $6.6 million primarily due to $6.3 million related to a scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2011.

Note 6 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees hired before August 1, 2007 are covered by a non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation.  During January 2011, Cleco made $60.0 million in discretionary

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

contributions to the pension plan, with $40.1 million designated for the 2010 plan year and the remaining $19.9 million designated for the 2011 plan year.  Cleco Power expects to be required to make approximately $4.9 million in additional contributions to the pension plan over the next five years, none of which are required for the 2011 plan year.  The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years.  The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three months ended March 31, 2011, and 2010, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2011	2010	2011	2010
Components of periodic benefit costs
Service cost	$2,052	$1,753	$379	$383
Interest cost	4,392	4,113	460	499
Expected return on plan assets	(5,512)	(4,866)	-	-
Transition obligation	-	-	5	5
Prior period service cost	(18)	(18)	(52)	(505)
Net loss	1,403	483	257	250
Net periodic benefit cost	$2,317	$1,465	$1,049	$632

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expenses of the pension plan related to Cleco Corporation’s other subsidiaries for both the three-month periods ended March 31, 2011, and 2010, were $0.5 million.
Cleco Corporation is the plan sponsor for the other benefit plans.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements.  At both March 31, 2011, and December 31, 2010, the current portion of the other benefits liability for Cleco was $3.0 million.  At both March 31, 2011, and December 31, 2010, the current portion of the other benefits liability for Cleco Power was $2.8 million.  The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2011, and 2010, was $0.9 million and $0.5 million, respectively.  Cleco Power’s allocated amount of the other benefit liability was $32.4 million and $32.3 million at March 31, 2011, and December 31, 2010, respectively.
In March 2010, the President signed the PPACA, a comprehensive health care law.  While the provisions of the PPACA are not effective immediately, the provisions could increase the Registrants’ retiree medical unfunded liability and related expenses before the effective date.  Management will continue to monitor this law and its possible impact on the Registrants.

SERP
Certain Cleco executive officers are covered by the SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP payments.  However, since SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired.  No contributions to the SERP were made during the three months ended March 31, 2011, and 2010.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2011	2010
Components of periodic benefit costs
Service cost	$450	$348
Interest cost	525	525
Prior period service cost amortization	14	13
Net loss amortization	262	221
Net periodic benefit cost	$1,251	$1,107

The SERP liabilities are reported on the individual subsidiaries’ financial statements.  At March 31, 2011, and December 31, 2010, the current portion of the SERP liability for Cleco was $1.8 million and $2.0 million, respectively.  At March 31, 2011, and December 31, 2010, the current portion of the SERP liability for Cleco Power was $0.7 million and $0.6 million, respectively.  The expense related to the SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for both three-month periods ended March 31, 2011, and 2010, was $0.3 million.

401(k) Plan
Most employees are eligible to participate in the 401(k) Plan.  Since January 2008, Cleco Corporation has made matching contributions and funded dividend reinvestments with cash.

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2011	2010
401(k) Plan expense	$1,201	$1,030

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for both three-month periods ended March 31, 2011, and 2010, was $0.3 million.

Note 7 — Income Taxes

The following table summarizes the effective income tax rates for Cleco Corporation and Cleco Power for the three-month periods ended March 31, 2011, and March 31, 2010.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2011	2010
Cleco Corporation	29.6%	34.7%
Cleco Power	32.4%	28.0%

Effective Tax Rates
For the three months ended March 31, 2011, and 2010, the effective income tax rates for Cleco Corporation and Cleco Power are different than the federal statutory rate due to permanent tax deductions, flow-through of tax benefits associated with AFUDC equity and state tax expense.

Valuation Allowance
A deferred tax asset of $2.7 million associated with $7.7 million of capital loss carryforwards was reflected on the Condensed Consolidated Balance Sheets of both Cleco and Cleco Power at March 31, 2011, and December 31, 2010.  If the capital loss carryforwards are not utilized, $4.1 million will expire in 2011, $1.5 million will expire in 2013, $1.4 million will expire in 2014, and $0.7 million will expire in 2015.  A $1.2 million valuation allowance against the $2.7 million deferred tax asset on capital loss carryforwards was reflected on the Condensed Consolidated Balance Sheets of both Cleco and Cleco Power at March 31, 2011, and December 31, 2010.  It is possible that the valuation allowance could decrease by a maximum of $1.2 million in 2011 due to changes in expected taxable capital gains for tax year 2011.  A potential change to the valuation allowance is not expected to have a material effect on the Registrants’ annual effective tax rates.

Uncertain Tax Positions
Effective January 1, 2007, Cleco adopted the provisions of the authoritative guidance on accounting for uncertain tax positions.  With this adoption, Cleco classified all interest related to uncertain tax positions as a component of interest payable and interest expense.  The total amount of interest associated with uncertain tax positions at March 31, 2011, and December 31, 2010, recognized on Cleco Corporation’s Consolidated Balance Sheets was $42.6 million and $41.0 million, respectively.  The total amount of interest associated with uncertain tax positions at March 31, 2011, and December 31, 2010, recognized on Cleco Power’s Balance Sheets was $16.0 million and $15.2 million, respectively.  The total amount of interest expense related to uncertain tax positions for the periods ended March 31, 2011, and 2010, recognized on Cleco Corporation’s Condensed Consolidated Statements of Income was $1.6 million and $1.2 million, respectively.  The total amount of interest expense related to uncertain tax positions for the periods ended March 31, 2011 and 2010 recognized on Cleco Power’s Condensed Consolidated Statements of Income was $0.8 million and $0.5 million, respectively.  The total liability for unrecognized tax benefits for Cleco Corporation and Cleco Power at March 31, 2011, and December 31, 2010, are shown in the following tables:

Cleco
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at December 31, 2010	$102,785
Reduction for tax positions of current period	(1,982)
Additions for tax positions of prior periods	-
Reduction for tax positions of prior periods	(877)
Reduction for settlement with taxing authority	-
Reduction for lapse of statute of limitations	-
Balance at March 31, 2011	$99,926

Cleco Power
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at December 31, 2010	$60,975
Reduction for tax positions of current period	(887)
Additions for tax positions of prior periods	-
Reduction for tax positions of prior periods	-
Reduction for settlement with taxing authority	-
Reduction for lapse of statute of limitations	-
Balance at March 31, 2011	$60,088

The federal income tax years that remain subject to examination by the IRS are 2001 through 2010.  The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2001 through 2010.  In December 2010 and February 2011, Cleco deposited $52.2 million and $8.2 million of funds, respectively, with the IRS associated with the years currently under audit.
Cleco is currently under audit by the IRS which has proposed adjustments to taxes for various issues, including but not limited to, depreciable tax lives, bonus depreciation, deductible storm costs, research and experimentation costs, and repair allowance deductions.  Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of March 31, 2011, could decrease by a maximum of $63.6 million in the next 12 months as a result of reaching a settlement with the IRS.  The settlement could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.

Note 8 — Disclosures about Segments

Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by first-tier subsidiary.  Cleco’s reportable segments are Cleco Power and Midstream.  The reconciling items in the following tables consist of the holding company, a shared services subsidiary,

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

two transmission interconnection facilities, and an investment subsidiary.
Each reportable segment engages in business activities from which it earns revenue and incurs expenses.  Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco Corporation’s Board of Directors.  Each reportable segment prepared budgets for 2011 that were presented to and approved by Cleco Corporation’s Board of Directors.
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

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MARCH 31,
	CLECO		RECONCILING
2011 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$238,468	$-	$-	$-	$238,468
Tolling operations	-	2,781	-	-	2,781
Other operations	12,243	1	485	(1)	12,728
Electric customer credits	(434)	-	-	-	(434)
Affiliate revenue	-	33	114	-	147
Intercompany revenue	346	-	10,907	(11,253)	-
Operating revenue	$250,623	$2,815	$11,506	$(11,254)	$253,690
Depreciation expense	$27,401	$1,456	$241	$-	$29,098
Interest charges	$24,402	$583	$1,567	$62	$26,614
Interest income	$113	$1	$(60)	$61	$115
Equity income (loss) from investees	$-	$612	$(1)	$-	$611
Federal and state income tax expense (benefit)	$14,400	$(683)	$(1,522)	$-	$12,195
Segment profit (loss) (1)	$30,030	$(1,097)	$83	$-	$29,016
Additions to long-lived assets	$40,729	$1,006	$60	$-	$41,795
Equity investment in investees	$13,073	$74,261	$10	$(1)	$87,343
Total segment assets	$3,693,563	$316,637	$377,769	$(330,058)	$4,057,911
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$29,016
	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$29,004

	CLECO		RECONCILING
2010 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$252,798	$-	$-	$-	$252,798
Tolling operations	-	7,464	-	-	7,464
Other operations	10,386	1	490	(1)	10,876
Affiliate revenue	-	905	244	-	1,149
Intercompany revenue	343	-	11,239	(11,582)	-
Operating revenue	$263,527	$8,370	$11,973	$(11,583)	$272,287
Depreciation expense	$22,647	$1,443	$164	$(1)	$24,253
Interest charges	$18,743	$3,432	$846	$(586)	$22,435
Interest income	$158	$-	$590	$(586)	$162
Equity income from investees	$-	$37,846	$1	$-	$37,847
Gain on toll settlement	$-	$148,402	$-	$-	$148,402
Federal and state income tax expense (benefit)	$12,495	$71,388	$(4,017)	$-	$79,866
Segment profit (1)	$32,160	$114,010	$3,800	$-	$149,970
Additions to long-lived assets	$329,555	$547	$691	$-	$330,793
Equity investment in investees (2)	$13,073	$73,648	$11	$-	$86,732
Total segment assets (2)	$3,795,205	$316,165	$401,663	$(351,623)	$4,161,410
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$149,970
(2) Balances as of December 31, 2010	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$149,958

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

Note 9 — Electric Customer Credits

Beginning in 2010, the amount of Cleco Power’s yearly retail earnings is subject to the terms of a FRP established by the LPSC.  The new rates and the FRP became effective upon commencement of commercial operations at Madison Unit 3 on February 12, 2010.  The 2010 FRP establishes a target return on equity and requires all or a portion of regulated earnings for each yearly review period above the targeted regulatory rate of return on equity to be credited to Cleco Power’s customers. The 2010 FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually. The 2010 FRP established that Cleco Power file monitoring reports for both the 12 months ended June 30, 2010, and September 30, 2010, on or before October 31, 2010, and January 31, 2011, respectively. Beginning in 2011, Cleco Power will file annual monitoring reports no later than October 31 for the 12-month period ending June 30.
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
Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2011, and December 31, 2010, reflect the following accruals for estimated electric customer credits relating to the 12-month period ended September 30, 2010, and through the 12-month period ending June 30, 2011.

(THOUSANDS)	AT MARCH 31, 2011	AT DECEMBER 31, 2010
Provision of rate refund	$10,032	$9,598
Total customer credits	$10,032	$9,598

Note 10 — Variable Interest Entities

Cleco reports its investments in VIEs in accordance with the authoritative guidance.  Cleco Corporation and Cleco Power report the investment in Oxbow on the equity method of accounting.  At March 31, 2011, Cleco Corporation reported the investment in Cajun on the equity method of accounting.  Under the equity method, the assets and liabilities of these entities are reported as equity investment in investees on Cleco Corporation’s and Cleco Power’s Condensed Consolidated Balance Sheets.  The revenue and expenses (excluding income taxes) of these entities are netted and reported as equity income or loss from investees on Cleco Corporation’s and Cleco Power’s Condensed Consolidated Statements of Income.
Equity investment in investees at March 31, 2011, represented primarily Midstream’s $74.3 million investment in Cajun and Cleco Power’s $13.1 million investment in Oxbow.  Equity investments which are less than 100% owned by Cleco Innovations LLC represented less than $0.1 million of the total balance.
The following table presents the equity income (loss) from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2011	2010
Cajun	$612	$37,846
Subsidiaries less than 100% owned by Cleco Innovations	(1)	1
Total equity income	$611	$37,847

Cajun
In February 2009, Cleco Power announced that it had chosen the acquisition of Acadia Unit 1 as the lowest bid in its 2007 long-term RFP for capacity beginning in 2010.  Beginning in January 2010, Acadia operated the plant and served Cleco Power under a short-term tolling agreement covering Acadia Unit 1.  In February 2010, Cleco Power acquired Acadia Unit 1 and half of Acadia Power Station’s related common facilities and the tolling agreement was terminated.  In conjunction with this transaction, Acadia became 100% owned by Cajun, which at March 31, 2011, was 50% owned by APH and 50% owned by third parties.  For additional information regarding the Acadia Unit 1 transaction, see Note 15 — “Acadia Unit 1 Transaction.”
At March 31, 2011, APH was not the primary beneficiary, and Cajun was accounted for as an equity method investment.  Cleco has determined that APH is not the primary beneficiary because it shares the power to control Cajun’s significant activities with third parties.  Cleco’s assessment of its maximum exposure to loss related to Cajun at March 31, 2011, consisted of its equity investment of $74.3 million.  The table below presents the components of Midstream’s equity investment in Cajun.

INCEPTION TO DATE (THOUSANDS)	AT MARCH 31, 2011	AT DECEMBER 31, 2010
Contributed assets (cash and land)	$284,456	$284,456
Net income	182,661	182,048
Impairment of investment	(45,847)	(45,847)
Capitalized interest and other	19,722	19,722
Less: non-cash distribution	230,267	230,267
Less: cash distributions	136,464	136,464
Total equity investment in investee	$74,261	$73,648

The following table compares the carrying amount of Cajun’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Cajun.

(THOUSANDS)	AT MARCH 31, 2011	AT DECEMBER 31, 2010
Cajun’s net assets/liabilities	$200,772	$199,547
Midstream’s 50% equity	$100,386	$99,773
Impairment of investment	(45,847)	(45,847)
Capitalized interest	19,722	19,722
Cleco’s maximum exposure to loss	$74,261	$73,648

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

The following tables contain summarized financial information for Cajun.

(THOUSANDS)	AT MARCH 31, 2011	AT DECEMBER 31, 2010
Current assets	$8,823	$7,133
Property, plant and equipment, net	203,767	203,793
Total assets	$212,590	$210,926
Current liabilities	$3,261	$1,950
Other liabilities	8,557	9,429
Partners’ capital	200,772	199,547
Total liabilities and partners’ capital	$212,590	$210,926

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2011	2010
Operating revenue	$5,177	$3,764
Operating expenses	4,824	10,163
Gain on sales of assets	-	82,039
Other income	872	52
Income before taxes	$1,225	$75,692

Other liabilities at March 31, 2011, represented indemnification liabilities related to the Cleco Power transaction.  For additional information on Acadia’s indemnification liability, see Note 11 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”
Income tax expenses recorded on APH’s financial statements related to Midstream’s 50% ownership interest in Cajun were $0.3 million and $14.3 million for the three months ended March 31, 2011, and 2010, respectively.
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire Acadia Unit 2.  At March 31, 2011, the carrying value of this unit and the related material and supplies inventory were considered assets held for sale on Acadia’s financial statements.  At March 31, 2011, no gain or loss was recorded, as the fair value less the costs to sell was greater than the carrying value, and the transaction had not yet been completed.  On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana for approximately $300.0 million.  Following the disposition, Acadia no longer owns any materials and supply inventory, property, plant and equipment, or land.  Ongoing operations are minimal, relating only to the previously established receivables and payables and servicing of indemnities.  Cleco Power continues to operate both units at the Acadia Power Station.  For additional information on the Acadia Unit 2 transaction, see Note 16 — “Subsequent Event.”
In connection with the Entergy Louisiana transaction, APH has agreed to indemnify the third party owners of Cajun and their affiliates against their share of Acadia’s contingent obligations related to the transaction.  For additional information on the Entergy Louisiana indemnification, see Note 11 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment.  Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO.  Cleco’s current assessment of its maximum exposure to loss related to Oxbow at March 31, 2011, consisted of its equity investment of $13.1 million.  The table below presents the components of Cleco Power’s equity investment in Oxbow.

INCEPTION TO DATE (THOUSANDS)	AT MARCH 31, 2011	AT DECEMBER 31, 2010
Purchase price	$12,873	$12,873
Cash contributions	200	200
Total equity investment in investee	$13,073	$13,073

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

(THOUSANDS)	AT MARCH 31, 2011	AT DECEMBER 31, 2010
Oxbow’s net assets/liabilities	$26,146	$26,146
Cleco Power’s 50% equity	$13,073	$13,073
Cleco’s maximum exposure to loss	$13,073	$13,073

The following tables contain summarized financial information for Oxbow.

(THOUSANDS)	AT MARCH 31, 2011	AT DECEMBER 31, 2010
Current assets	$607	$583
Property, plant and equipment, net	23,557	23,597
Other assets	2,156	2,141
Total assets	$26,320	$26,321
Current liabilities	$174	$175
Partners’ capital	26,146	26,146
Total liabilities and partners’ capital	$26,320	$26,321

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2011	2010
Operating revenue	$205	$94
Operating expenses	205	94
Income before taxes	$-	$-

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

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

has identified Cleco as one of many companies sending PCB wastes for disposal to the site.  The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site.  The EPA has yet to make a final determination on whether to add Devil’s Swamp Lake site to the NPL.  The PRPs began discussing a potential proposal to the EPA in February 2008.  Negotiations among the PRPs and the EPA are ongoing in regard to the RI/FS for the Devil’s Swamp Lake site, with little progress having been made since February 2008.  Since this investigation is in the preliminary stages, management is unable to determine whether the costs associated with possible remediation of the facility site will have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Discrimination Complaint
On December 11, 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race.  Each is seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs seek monetary compensation exceeding $35.0 million.  On July 29, 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race.  The plaintiff seeks compensation of no less than $2.5 million and became the thirteenth plaintiff.  On April 13, 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the thirteen cases with prejudice.  Cleco is awaiting the Court’s decision as to summary judgment motions that it has submitted with respect to each of the other twelve cases.
On September 23, 2010, the New Orleans Field Office of the U.S. Equal Employment Opportunity Commission (EEOC) issued its determination that there is reason to believe that violations of Title VII of the Civil Rights Act of 1964 had occurred at one of Cleco’s training facilities on October 5, 2007.  In its initial determination, the EEOC suggested that Cleco pay the charging party $0.1 million in satisfaction of any compensatory or punitive damages.  Under EEOC procedures, Cleco pursued conciliation efforts to resolve the charge which resulted in a complete settlement with the charging party and the EEOC.  No trial in this matter is currently scheduled.  Management believes these lawsuits will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

City of Opelousas
On March 9, 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, on behalf of three Cleco Power customers in Opelousas, Louisiana.  The complaint alleges that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers.  The plaintiffs allege that Cleco Power should have established, solely for customers in Opelousas, retail rates that are separate and distinct from the retail rates that apply to other customers of Cleco Power and that Cleco Power should not collect from customers in Opelousas the storm surcharge approved by the LPSC following Hurricanes Katrina and Rita.  Cleco Power currently operates in Opelousas pursuant to a franchise granted to Cleco Power by the City of Opelousas in 1986 and an operating and franchise agreement dated May 14, 1991, pursuant to which Cleco Power operates its own electric facilities and leases and operates electric facilities owned by the City of Opelousas.  In April 2010, Cleco Power filed a petition with the LPSC appealing to its expertise in declaring that the ratepayers of Opelousas have been properly charged the rates that are applicable to Cleco Power’s retail customers and that no overcharges have been collected.  In addition, Cleco Power removed the purported class action lawsuit filed on behalf of Opelousas electric customers from the state court to the U.S. District Court for the Western District of Louisiana in April 2010, so that it could be properly addressed under the terms of the Class Action Fairness Act.  On May 11, 2010, a second class action lawsuit was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of a number of Opelousas residents.  Cleco Power has responded in the same manner as with the first class action lawsuit.  On September 29, 2010, the federal court remanded both cases to the state court in which they were originally filed for further proceedings.  On January 21, 2011, the presiding judge in the state court proceeding ruled that the jurisdiction to hear the two class actions resides in the state court and not with the LPSC as argued by both Cleco and the LPSC Staff.  On February 7, 2011, the administrative law judge in the LPSC proceeding ruled that the commission has jurisdiction to decide the claims raised by the class action plaintiffs.  Both Cleco and the LPSC Staff appealed this ruling to the Third Circuit Court of Appeals for the State of Louisiana, and await a decision by such court.  Management believes that these lawsuits will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business.  Some of these proceedings, such as the fuel review and environmental issues, could involve substantial amounts.  The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued.  Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  As of March 31, 2011, approximately $7.9 million was accrued for these various matters.  Management believes the disposition of these matters

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

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
The off-balance sheet commitments are not recognized on Cleco Corporation’s Condensed Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  At March 31, 2011, these off-balance sheet commitments reduced available borrowings by $15.0 million.  Cleco’s off-balance sheet commitments as of March 31, 2011, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

		AT MARCH 31, 2011
	FACE		NET
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT
Cleco Corporation
Guarantee issued to Entergy Louisiana and Entergy Gulf States for performance obligations of Perryville	$177,400	$135,000	$42,400
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500
Guarantee issued to Cleco Power on behalf of Acadia*	6,750	2,472	4,278
Guarantee issued to Entergy Louisiana on behalf of Acadia	10,000	-	10,000
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725	-	3,725
Total	$198,375	$137,472	$60,903
*Represents APH’s 50% share

Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004.  This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished.  As of March 31, 2011, the aggregate guarantee of $177.4 million was limited to $42.4 million due to the performance of some of the underlying obligations that were guaranteed.  Management believes it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims.  The discounted probability-weighted liability under the guarantees and indemnifications recognized on the balance sheets as of March 31, 2011, was $0.2 million.
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement.  This guarantee will be effective through the life of the agreement.
Acadia provided limited guarantees and indemnifications to Cleco Power under the Master Reorganization and Redemption Agreement related to the acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities in February 2010.  In connection with this transaction, Acadia became 100% owned by Cajun, which at March 31, 2011 was 50% owned by APH and 50% owned by third parties.  In relation to the Cleco Power transaction, Acadia agreed to indemnify Cleco Power and its affiliates against 100% of Acadia’s contingent obligations.  As of March 31, 2011, APH’s share of this guarantee, through its 50% ownership in Cajun, has been reduced to $4.3 million, primarily due to the contractual expiration of the underlying indemnifications and management’s assumptions about the decreasing probability of a payment due to the passage of time.
Acadia and Entergy Services entered into an amended capacity sale and fuel conversion services agreement on June 30, 2010, with an effective date of October 1, 2010.  In conjunction with the agreement, Cleco Corporation provided to Entergy Louisiana a limited guarantee, in an amount not to exceed $10.0 million, for certain performance obligations by Acadia under the agreement.  On April 29, 2011, the agreement and the related guarantee terminated as a result of the Acadia Unit 2 sale transaction.  For additional information regarding this transaction, see Note 16 — “Subsequent Event.”
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

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

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

Acadia and APH will be released from the underlying liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising.  The indemnification obligation is expected to have a term of approximately three years, which reflects both contractual expiration of the underlying indemnifications and management’s assumptions about the decreasing probability of a payment due to the passage of time.  After the three-year period, a residual value of less than $0.1 million will remain.  At March 31, 2011, APH had an indemnification liability of $4.3 million, which represents the risk of payment.
As part of the Lignite Mining Agreement amended in 2009, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At March 31, 2011, Cleco Power had a liability of $3.8 million related to the amended agreement.  The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap.  The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment.  Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations.  The Amended Lignite Mining Agreement does not terminate pursuant to its terms until 2026 and does not affect the amount the Registrants can borrow under their credit facilities.
The following table summarizes the expected termination dates of the off-balance sheet commitments and on-balance sheet guarantees discussed above:

				AT MARCH 31, 2011
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Off-balance sheet commitments	$60,903	$13,725	$4,278	$-	$42,900
On-balance sheet guarantees	8,060	-	4,279	-	3,781
Total	$68,963	$13,725	$8,557	$-	$46,681

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

Other Commitments

Madison Unit 3
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Madison Unit 3.  Cleco Power began construction of Madison Unit 3 in May 2006.  In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which contract has subsequently been amended by the parties.  The project achieved commercial operations on February 12, 2010, whereby Cleco Power accepted care, custody, and control of the unit.  Shaw has not reached project completion under the contract, as various performance tests, the reliability test and specified boiler performance criteria have not been met.  Shaw must correct various identified items, complete various performance guarantee tests, meet a 30-day reliability performance test, and correct various warranty issues.  Cleco Power and Shaw have submitted various claims, relating to the Amended EPC Contract, to arbitration.  On April 30, 2010, Shaw filed a demand for arbitration asserting claims of $32.0 million including impacts due to the 2008 hurricane force majeure, alleged excess fuel moisture, intake water quality and a river embankment slope failure, and the associated recovery of schedule related liquidated damages withheld by Cleco Power.  In May 2010, Cleco Power issued to

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

Shaw a notice of default relating to Shaw’s inability to meet certain material obligations under the Amended EPC Contract.  Furthermore, as a result of Shaw filing the demand for arbitration, certain claims exceeded a $1.0 million threshold, triggering an unwind of certain fuel related matters included in a prior settlement between the parties, Amendment No. 4, and Cleco demanded an associated payment of $19.0 million.  In February 2011, Cleco drew on the Shaw letter of credit in an amount of $19.0 million for amounts relating to the unwind.  Shaw has amended its demand for arbitration to contest the unwind, and is seeking recovery of such amounts in the on-going arbitration proceedings.  Under the arbitration proceedings, Cleco has also filed compulsory counterclaims for liquidated damages associated with Shaw’s inability to meet various guarantees in the amount of $94.0 million, and up to $320.0 million in warranty claims associated with boiler performance burning petroleum coke.  All of these matters will be resolved by decision of the arbitrator in accordance with the terms of the Amended EPC Contract.  The arbitration process is expected to be completed during the third quarter of 2011.  The Registrants do not believe the resolution of the claims discussed above will have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Acadia Transactions
In February 2009, Cleco Power announced that it had chosen the acquisition of Acadia Unit 1 as the lowest bid in its 2007 long-term RFP for capacity beginning in 2010.  Beginning in January 2010, Acadia operated the plant and served Cleco Power under a short-term tolling agreement covering Acadia Unit 1.  In February 2010, the transaction closed and the tolling agreement was terminated.  For additional information regarding the Cleco Power transaction, see Note 15 — “Acadia Unit 1 Transaction.”
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire Acadia Unit 2.  An interim power purchase agreement between Acadia and Entergy Louisiana began in June 2010.  Effective October 1, 2010, this power purchase agreement was subject to a $10.0 million guarantee by Cleco Corporation.  For additional information regarding this guarantee, please refer to “— Off-Balance Sheet Commitments” above.  On April 29, 2011, the transaction closed and the tolling agreement terminated.  Cleco Power will continue to operate both units at the Acadia Power Station.  In connection with this transaction and in exchange for reasonable consideration, APH has indemnified the third-party owners of Cajun and their affiliates against 100% of Acadia’s liabilities and other obligations related to the Entergy Louisiana transaction.  For additional information on the Acadia Unit 2 sale transaction, see Note 16 — “Subsequent Event.”

Other
Cleco has accrued for liabilities to third parties and employee medical benefits.

Risks and Uncertainties

Cleco Corporation
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Evangeline Tolling Agreement
JPMorgan Chase & Co. guarantees JPMVEC’s obligations under the Evangeline 2010 Tolling Agreement.  For additional information regarding this tolling agreement, see Note 14 — “Evangeline Transactions.”

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

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

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

Note 12 — LPSC Fuel Audit

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

Note 13 — Affiliate Transactions

Cleco has affiliate balances that were not eliminated as of March 31, 2011.  The balances were not eliminated due to the use of the equity method of accounting for Acadia.  For information on the Acadia equity investments, see Note 10 — “Variable Interest Entities.”  At March 31, 2011, the receivable from Acadia was $1.4 million, and the payable to Acadia was less than $0.1 million.
Cleco Power has affiliate balances that are payable to or due from its affiliates.  At March 31, 2011, the payable to Cleco Corporation was $11.6 million, the payable to Support Group was $5.7 million, and the payable to other affiliates was less than $0.1 million.  Also, at March 31, 2011, the receivable from Support Group was $1.9 million, the receivable from Acadia was $1.3 million, the receivable from Cleco Corporation was $0.3 million, and the receivable from other affiliates was $0.1 million.

Note 14 — Evangeline Transactions

On February 22, 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement whereby the parties agreed to terminate the existing Evangeline Tolling Agreement and entered into the Evangeline 2010 Tolling Agreement, effective March 1, 2010.  The other significant terms of the Evangeline Restructuring Agreement are:

▪
The tolling agreement is a market-based tolling agreement, for Coughlin Units 6 and 7, ending December 31, 2011, with an option for JPMVEC to extend the term through December 31, 2012.  The agreement also gives Evangeline the right to terminate its Coughlin Unit 6 obligations prior to the expiration of the term.  JPMVEC did not exercise the option to extend the tolling agreement;

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

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

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

Note 15 — Acadia Unit 1 Transaction

In February 2010, Cleco Power completed the acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities.  The significant terms of the transaction were:

▪	Cleco Power acquired Acadia Unit 1 and half of the common facilities for $304.0 million;
▪	Cleco Power recognized $78.4 million of deferred taxes on the transaction. For additional information on the deferred taxes, see Note 7 — “Income Taxes;”
▪	Acadia recognized a gain of $82.0 million;
▪
APH received $6.8 million from third parties in return for APH’s indemnification against the third parties’ 50% share of Acadia’s liabilities and other obligations related to the Cleco Power transaction;

▪	Cleco Power and the parties executed the definitive agreements in 2009, and received LPSC and FERC approvals for the transaction in January 2010 and February 2010, respectively; and
▪
Cleco Power owns and operates Acadia Unit 1.  Prior to April 29, 2011, Cleco Power operated Acadia Unit 2 on behalf of Acadia.  On April 29, 2011, the sale of Acadia Unit 2 to Entergy Louisiana closed.  Cleco Power now operates Acadia Unit 2 on behalf of Entergy Louisiana.

Note 16 — Subsequent Event

On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 and half of Acadia Power Station’s related common facilities to Entergy Louisiana.  The significant terms of the transaction were:

▪	Entergy Louisiana acquired Acadia Unit 2 for approximately $300.0 million;
▪	In exchange for $10.9 million, APH indemnified the third party owners of Cajun and their affiliates against 50% of Acadia’s liabilities and other obligations related to the Acadia Unit 2 transaction;
▪	APH recognized a gain of approximately $60.0 million; and
▪	Cleco Power operates Acadia Unit 2 on behalf of Entergy Louisiana.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and Cleco Corporation and Cleco Power’s Condensed Consolidated Financial Statements contained in this Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2011, and March 31, 2010.

RESULTS OF OPERATIONS

Overview
Cleco is a regional energy services holding company that conducts substantially all of its business operations through its two primary subsidiaries:

▪
Cleco Power, an integrated electric utility services company regulated by the LPSC, FERC, and other regulators, which serves approximately 279,000 customers across Louisiana and also engages in energy management activities; and

▪
Midstream, a merchant energy company regulated by FERC, which owns Evangeline (which operates the Coughlin Power Station).  At March 31, 2011, Midstream also owned a 50 percent indirect interest in Acadia.  On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 16 — Subsequent Event.”

Cleco Power
Many factors affect Cleco Power’s primary business of selling electricity.  These factors include the presence of a stable regulatory environment, which can impact cost recovery and return on equity, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; and the ability to meet increasingly stringent regulatory and environmental standards.  Key initiatives that Cleco Power is currently working on include the Acadiana Load Pocket project and the AMI project.  Another key project, the Teche Unit 4 Blackstart project, was completed in April 2011.  A brief discussion of these projects is discussed below.

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket.  The project received LPSC and SPP approval in February 2009.  Cleco Power’s initial portion of the estimated cost was approximately $150.0 million, including AFUDC.  Due to lower material and labor

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

costs than initially expected, Cleco Power’s estimated costs for its portion of the project has been reduced to $125.0 million, including AFUDC.  At March 31, 2011, Cleco Power had spent $67.5 million on the project and expects to incur an additional $30.7 million during 2011, including AFUDC.  The project is estimated to be 75% complete with the final completion date expected in 2012.  For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Acadiana Load Pocket Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  For information on the impact the Acadiana Load Pocket project is expected to have on base revenue, see “— Comparison of the Three Months Ended March 31, 2011, and 2010 — Cleco Power — Base.”

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement smart-grid technology for all of Cleco Power’s retail customers.  Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million.  The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009.  Smart-grid technology includes the installation of electric meters that enable two-way communication capabilities between a home or business and a utility company.  At March 31, 2011, Cleco Power had incurred $2.9 million in AMI costs, of which $1.2 million has been submitted to the DOE for reimbursement.  As of March 31, 2011, Cleco Power had received $0.8 million in payments from the DOE for the AMI project.  The project is expected to be completed in the second quarter of 2013.  For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Other Matters — AMI Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Teche Unit 4 Blackstart Project
In April 2011, Cleco Power completed the work on its project to improve its “blackstart” process (the return of its generation system to service in the event of a total shutdown) as the 33-MW gas turbine at Teche Power Station, which has been designated Teche Unit 4, was placed into commercial operation.  At March 31, 2011, Cleco Power had spent $27.7 million on the project and expects to incur an additional $3.6 million during the remainder of 2011.  For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Other Matters — Teche Unit 4 Blackstart Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Cleco Midstream

Evangeline
In March 2010, Evangeline restructured its tolling agreement with JPMVEC and shortened the expiration of the prior long-term agreement from 2020 to December 31, 2011 (with a JPMVEC option to extend one year).  JPMVEC did not exercise the option to extend the tolling agreement and as a result, Coughlin’s capacity will be available to Midstream beginning January 1, 2012.  Currently, Midstream is aggressively marketing Coughlin’s capacity for periods beginning on or after January 1, 2012, and is evaluating various options to optimize Coughlin’s value.

Acadia
In October 2009, Acadia and Entergy Louisiana executed definitive agreements whereby Entergy Louisiana would purchase Acadia Unit 2.  On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana for approximately $300.0 million.  APH’s portion of the proceeds from the sale were used to repay Cleco Corporation’s $150.0 million bank term loan.  For additional information on the Acadia Unit 2 sale transaction, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 16 — Subsequent Event.”

Comparison of the Three Months Ended March 31, 2011, and 2010

Cleco Consolidated
		FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue, net	$253,690	$272,287	$(18,597)	(6.8)%
Operating expenses	188,456	216,386	27,930	12.9%
Operating income	$65,234	$55,901	$9,333	16.7%
Allowance for other funds used during construction	$1,978	$9,805	$(7,827)	(79.8)%
Equity income from investees	$611	$37,847	$(37,236)	(98.4)%
Gain on toll settlement	$-	$148,402	$(148,402)	-
Interest charges	$26,614	$22,435	$(4,179)	(18.6)%
Federal and state income taxes	$12,195	$79,866	$67,671	84.7%
Net income applicable to common stock	$29,004	$149,958	$(120,954)	(80.7)%

Consolidated net income applicable to common stock decreased $121.0 million, or 80.7%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the absence of the gains at Midstream related to the termination of the Evangeline Tolling Agreement and Acadia Unit 1 transaction.  Also contributing to the decrease was lower Cleco Power and corporate earnings.
Operating revenue, net decreased $18.6 million, or 6.8%, in the first quarter of 2011 compared to the first quarter of 2010 largely as a result of lower fuel cost recovery revenue at Cleco Power.
Operating expenses decreased $27.9 million, or 12.9%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to lower per unit costs of fuel used for electric generation and power purchased for utility customers.  Also

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

contributing to the decrease were lower volumes of power purchased for utility customers.
Allowance for other funds used during construction decreased $7.8 million, or 79.8%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.
Equity income from investees decreased $37.2 million, or 98.4%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the absence of the gain from Cleco Power’s acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities from Acadia during the first quarter of 2010.  For additional information on Acadia, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Variable Interest Entities” and “Note 15 — Acadia Unit 1 Transaction.”
Gain on toll settlement was $148.4 million in the first quarter of 2010 due to transactions related to the termination of the existing Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Evangeline Transactions.”
Interest charges increased $4.2 million, or 18.6%, during the first quarter of 2011 compared to the first quarter of 2010 primarily due to higher interest charges at Cleco Power and higher corporate interest charges primarily related to a bank term loan executed during the first quarter of 2010.  Partially offsetting these increases was lower interest charges at Midstream.
Federal and state income taxes decreased $67.7 million, or 84.7%, during the first quarter of 2011 compared to the first quarter of 2010.  The decreases include $69.5 million for the change in pre-tax income excluding AFUDC equity, $1.9 million for a Medicare Part D adjustment resulting from new legislation enacted in 2010, and $0.9 million for other miscellaneous items.  These decreases were partially offset by $3.0 million for an adjustment in 2010 related to the implementation of the new retail rates approved by the LPSC and $1.6 million to record tax expense at the consolidated projected annual effective tax rate.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue
Base	$134,074	$114,948	$19,126	16.6%
Fuel cost recovery	104,394	137,850	(33,456)	(24.3)%
Electric customer credits	(434)	-	(434)	-
Other operations	12,243	10,386	1,857	17.9%
Intercompany revenue	346	343	3	0.9%
Operating revenue, net	250,623	263,527	(12,904)	(4.9)%
Operating expenses
Fuel used for electric generation – recoverable	96,144	92,619	(3,525)	(3.8)%
Power purchased for utility customers – recoverable	8,250	45,263	37,013	81.8%
Non-recoverable fuel and power purchased	1,023	4,919	3,896	79.2%
Other operations	25,986	24,408	(1,578)	(6.5)%
Maintenance	15,613	11,722	(3,891)	(33.2)%
Depreciation	27,401	22,647	(4,754)	(21.0)%
Taxes other than income taxes	8,388	8,040	(348)	(4.3)%
(Gain) loss on sales of assets	(1)	40	41	102.5%
Total operating expenses	182,804	209,658	26,854	12.8%
Operating income	$67,819	$53,869	$13,950	25.9%
Allowance for other funds used during construction	$1,978	$9,805	$(7,827)	(79.8)%
Interest charges	$24,402	$18,743	$(5,659)	(30.2)%
Federal and state income taxes	$14,400	$12,495	$(1,905)	(15.2)%
Net income	$30,030	$32,160	$(2,130)	(6.6)%

Cleco Power’s net income in the first quarter of 2011 decreased $2.1 million, or 6.6%, compared to the first quarter of 2010.  Contributing factors include:

▪	lower allowance for other funds used during construction,
▪	higher other operations and maintenance expenses,
▪	higher interest charges,
▪	higher depreciation expense, and
▪	higher effective income tax rate.

These were partially offset by:

▪	higher base revenue,
▪	lower non-recoverable fuel and power purchased, and
▪	higher other operations revenue.

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MARCH 31,
(MILLION kWh)	2011	2010	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	960	1,040	(7.7)%
Commercial	594	591	0.5%
Industrial	554	544	1.8%
Other retail	33	35	(5.7)%
Total retail	2,141	2,210	(3.1)%
Sales for resale	446	476	(6.3)%
Unbilled	(165)	(124)	(33.1)%
Total retail and wholesale customer sales	2,422	2,562	(5.5)%

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2011	2010	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$67,190	$46,498	44.5%
Commercial	44,092	29,563	49.1%
Industrial	20,650	14,160	45.8%
Other retail	2,466	1,757	40.4%
Surcharge	1,717	4,195	(59.1)%
Other	(1,711)	(975)	(75.5)%
Total retail	134,404	95,198	41.2%
Sales for resale	11,939	8,783	35.9%
Unbilled	(12,269)	10,967	(211.9)%
Total retail and wholesale customer sales	$134,074	$114,948	16.6%

Cleco Power’s residential customers’ demand for electricity is affected largely by weather.  Weather generally is measured in cooling-degree days and heating-degree days.  A cooling-degree day is an indication of the likelihood that a consumer will use air conditioning, while a heating-degree day is an indication of the likelihood that a consumer will use heating.  An increase in heating-degree days does not produce the same increase in revenue as an increase in cooling-degree days, because alternative heating sources are more available and because winter energy is priced below the rate charged for energy used in the summer.  Normal heating-degree days and cooling-degree days are calculated for a month by separately calculating the average actual heating- and cooling-degree days for that month over a period of 30 years.
The following chart shows how cooling- and heating–degree days varied from normal conditions and from the prior period.  Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree days.

			FOR THE THREE MONTHS ENDED MARCH 31,
				2011 CHANGE
	2011	2010	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	911	1,307	948	(30.3)%	(3.9)%
Cooling-degree days	139	12	65	*	113.8%
*Not meaningful

Base
Base revenue increased $19.1 million, or 16.6%, during the first quarter of 2011 compared to the first quarter of 2010.  The base rate increase that became effective in February 2010, which included Madison Unit 3 and Acadia Unit 1, amounted to approximately $39.0 million.  Partially offsetting this increase was $19.9 million in lower base revenue, which was primarily due to lower electric sales, generally resulting from milder winter weather.  Cleco Power expects new industrial load to be added during 2011 and 2012 principally driven by expected development of Haynesville shale gas recently discovered in Northwestern Louisiana.  In addition, Cleco Power also expects to begin providing service to an expansion of a current customer’s operations, as well as services to new customers.  This expansion and service to new customers is expected to contribute base revenue of $4.6 million during the remainder of 2011 and an additional $3.4 million in 2012.  Beginning in July 2011, Cleco Power expects to begin collecting from customers the recovery of completed phases of the Acadiana Load Pocket project.  These collections are expected to contribute base revenue of $7.8 million in 2011 and $12.8 million in 2012.  The project is expected to be completed in 2012.  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers decreased $33.5 million, or 24.3%, during the first quarter of 2011 compared to the first quarter in 2010 primarily due to decreases in the per-unit cost of fuel used for electric generation and power purchased for utility customers.  Also contributing to the decrease was lower volumes of power purchased for utility customers.  Partially offsetting the decrease were higher volumes of fuel used for electric generation.  Higher volumes of fuel used for electric generation and lower volumes of power purchased were primarily due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1 during the first quarter of 2010.  Changes in fuel costs historically have not significantly affected Cleco Power’s net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 90% of Cleco Power’s total fuel cost during the first quarter of 2011 was regulated by the LPSC, while the remainder was regulated by FERC.  Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC.  For information on Cleco Power’s current LPSC fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — LPSC Fuel Audit.”

Other Operations
Other operations revenue increased $1.9 million, or 17.9%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to $1.3 million of higher mineral lease payments and $0.6 million from the absence of losses related to economic hedge transactions associated with fixed-price power that was provided to a wholesale customer during 2010.  For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

Operating Expenses
Operating expenses decreased $26.9 million, or 12.8%, in the first quarter of 2011 compared to the first quarter of 2010.  Fuel used for electric generation (recoverable) increased $3.5 million, or 3.8%, primarily due to higher volumes of fuel used as compared to the first quarter of 2010.  Partially offsetting this increase were lower per unit costs of fuel used for electric generation.  Power purchased for utility customers (recoverable) decreased $37.0 million, or 81.8%, largely due to lower per unit costs and lower volumes of purchased power.  Higher volumes of fuel used for electric generation and lower volumes of power purchased were primarily due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1 during the first quarter of 2010.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $3.9 million, or 79.2%, primarily due to the commencement of commercial operations of Madison Unit 3 and the acquisition of Acadia Unit 1, which resulted in less capacity purchased from third parties.  Also contributing to the decrease was the absence of non-recoverable expenses primarily related to fixed-price power that was provided to a wholesale customer during 2010.  Other operations expense increased $1.6 million, or 6.5%, primarily due to higher generation operating expenses and higher customer service expenses.  Partially offsetting these increases was lower professional fees.  Maintenance expense increased $3.9 million, or 33.2%, primarily due to higher generating station maintenance work performed during the first quarter of 2011.  Other operations and maintenance expenses for the first quarter of 2011 include the impact of Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  Depreciation expense increased $4.8 million, or 21.0%, largely due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction decreased $7.8 million, or 79.8%, during the first quarter of 2011 compared to the first quarter of 2010 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.

Interest Charges
Interest charges increased $5.7 million, or 30.2%, during the first quarter of 2011 compared to the first quarter of 2010 primarily due to $3.8 million related to the November 2010 issuance of $250.0 million of senior notes and $2.9 million of lower interest charges capitalized in 2011 compared to 2010 (allowance for borrowed funds used during construction) associated with Madison Unit 3.  Partially offsetting this increase was $1.0 million of lower other miscellaneous interest charges.

Income Taxes
Federal and state income taxes increased $1.9 million, or 15.2%, in the first quarter of 2011 compared to the first quarter of 2010.  The increases include $2.9 million for the change in pre-tax income excluding AFUDC equity and $3.0 million in 2010 related to the implementation of new retail rates approved by the LPSC.  These increases were partially offset by $1.5 million for a Medicare Part D adjustment resulting from new legislation enacted in 2010, $0.2 million for other miscellaneous items, and $2.3 million to record tax expense at the projected annual effective tax rate.

Midstream
	FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue
Tolling operations	$2,781	$7,464	$(4,683)	(62.7)%
Other operations	1	1	-	-
Affiliate revenue	33	905	(872)	(96.4)%
Operating revenue	2,815	8,370	(5,555)	(66.4)%
Operating expenses
Other operations	1,817	2,196	379	17.3%
Maintenance	1,133	2,064	931	45.1%
Depreciation	1,456	1,443	(13)	(0.9)%
Taxes other than income taxes	634	110	(524)	(476.4)%
Loss on sales of assets	12	-	(12)	*
Total operating expenses	5,052	5,813	761	13.1%
Operating (loss) income	$(2,237)	$2,557	$(4,794)	(187.5)%
Equity income from investees	$612	$37,846	$(37,234)	(98.4)%
Gain on toll settlement	$-	$148,402	$(148,402)	-
Interest charges	$583	$3,432	$2,849	83.0%
Federal and state income tax (benefit) expense	$(683)	$71,388	$72,071	101.0%
Net (loss) income	$(1,097)	$114,010	$(115,107)	(101.0)%
*Not meaningful

Factors affecting Midstream during the first quarter of 2011 are described below.

Operating Revenue
Operating revenue decreased $5.6 million, or 66.4%, in the first quarter of 2011 compared to the first quarter of 2010, largely as a result of lower tolling revenue at Evangeline from the restructuring and pricing of the Evangeline 2010 Tolling Agreement.  Affiliate revenue decreased $0.9 million, or 96.4%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to Generation Services’ employees who were transferred to Cleco Power during 2010 as a result of the acquisition of Acadia Unit 1.

Operating Expenses
Operating expenses decreased $0.8 million, or 13.1%, in the first quarter of 2011 compared to the first quarter of 2010, primarily due to Generation Services’ employees who were transferred to Cleco Power during 2010 in connection with the Acadia Unit 1 transaction and lower maintenance expenses at Evangeline.  Partially offsetting this decrease were higher property taxes.

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

Equity Income from Investees
Equity income from investees decreased $37.2 million, or 98.4%, during the first quarter of 2011 compared to the first quarter of 2010 primarily due to the absence of the gain from Cleco Power’s acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities during 2010.  Partially offsetting the decrease was lower maintenance expenses on Acadia Unit 2.  For additional information on Acadia, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 15 — Acadia Unit 1 Transaction.”

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

Interest Charges
Interest charges decreased $2.8 million, or 83.0%, during the first quarter of 2011 compared to the first quarter of 2010 primarily due to the retirement of Evangeline’s debt in 2010.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Evangeline Transactions.”

Income Taxes
Federal and state income taxes decreased $72.1 million, or 101.0%, during the first quarter of 2011 compared to the first quarter of 2010 primarily due to a decrease in pre-tax income.  The effective income tax rate is different than the federal rate due to state tax expense.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing.  The inability to raise capital on favorable terms could negatively affect Cleco’s or Cleco Power’s ability to maintain or expand its businesses.  Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of project counterparties.  After assessing the current operating performance, liquidity, and credit ratings of Cleco and Cleco Power, management believes that Cleco and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  The following table presents the credit ratings of Cleco Corporation and Cleco Power at March 31, 2011:

SENIOR UNSECURED DEBT
	MOODY’S	STANDARD & POOR’S
Cleco Corporation	Baa3	BBB-
Cleco Power	Baa2	BBB

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.  Each rating should be evaluated independently of any other rating.
For the three-month period ended March 31, 2011, there were no changes to Cleco or Cleco Power’s credit ratings or rating agency’s outlooks.  At March 31, 2011, Moody’s and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable.  Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held.  If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to post additional fees and incur higher interest rates under their bank credit agreements.  Cleco Power’s collateral for derivatives is based on the lowest rating held.  If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s or Moody’s, Cleco Power would be required to post additional collateral for derivatives.
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

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

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

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values.  Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance.  Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes under GAAP.  Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values disclosed without regard to the three levels.  For additional information about fair value levels, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”

Debt
At March 31, 2011, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.  If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility, and the lenders could accelerate all principal and interest outstanding.  Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.
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

Cleco Consolidated
Cleco had $150.0 million of short-term debt outstanding at March 31, 2011, and December 31, 2010.  The short-term debt outstanding was a bank term loan Cleco Corporation entered into in February 2010.  The bank term loan has an interest rate of LIBOR plus 2.75% and was set to mature in February 2011.  In January 2011, Cleco extended the bank term loan to mature August 19, 2011, and lowered the interest rate to LIBOR plus 2.50% or ABR plus 1.50%.  At March 31, 2011, the interest rate on the term loan was 4.75%.  On April 29, 2011, Cleco repaid the $150.0 million bank term loan.  As part of the repayment, Cleco paid $0.6 million for accrued interest on the term loan.
At March 31, 2011, Cleco’s long-term debt outstanding was $1.4 billion, of which $12.7 million was due within one year, compared to $1.4 billion outstanding at December 31, 2010, which included $12.3 million due within one year.  The long-term debt due within one year at March 31, 2011, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.
For Cleco, long-term debt at March 31, 2011, decreased $21.6 million compared to December 31, 2010, primarily due to a $15.0 million repayment of Cleco’s credit facility draws and $6.3 million related to a scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2011.
At March 31, 2011, Cleco had a working capital surplus of $0.4 million compared to a working capital surplus of $131.2 million at December 31, 2010.  Included in working capital at March 31, 2011, and December 31, 2010, was $5.4 million and $15.0 million, respectively, which was restricted for the use of debt payments.  The $130.8 million decrease in working capital is primarily due to a decrease in cash and cash equivalents, the recognition of uncertain tax positions and related interest charges expected to be settled in the next 12 months as a current liability, and the reduction of fuel inventories.  Cash and cash equivalents decreased $53.9 million, as discussed below.
Cash and cash equivalents available at March 31, 2011, were $137.2 million combined with $460.0 million facility capacity ($160.0 million from Cleco Corporation and $300.0 million from Cleco Power) for total liquidity of $597.2 million.  Cash and cash equivalents available at March 31, 2011, decreased $53.9 million when compared to cash and cash equivalents available at December 31, 2010.  This decrease is primarily due to the repayment of debt, a contribution to the pension plan, additions to property, plant and equipment, routine working capital fluctuations, and the payment of common dividends.  These decreases were partially offset by a $19.0 million increase from a draw on Shaw’s letter of credit.
At March 31, 2011, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  For additional on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”

Cleco Corporation (Holding Company Level)
Cleco Corporation had $150.0 million short-term debt outstanding at March 31, 2011, and December 31, 2010, in the form of a bank term loan entered into in February 2010.  The bank term loan has an interest rate of LIBOR plus 2.75% and was set to mature in February 2011.  In January 2011, Cleco

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

extended the bank term loan to mature August 19, 2011, and lowered the interest rate to LIBOR plus 2.50% or ABR plus 1.50%.  At March 31, 2011, the interest rate on the term loan was 4.75%.  On April 29, 2011, Cleco repaid the $150.0 million bank term loan.  As part of the repayment, Cleco paid $0.6 million for accrued interest on the term loan.
At March 31, 2011, Cleco Corporation had no outstanding draws under its $200.0 million credit facility compared to $15.0 million outstanding at December 31, 2010.  This credit facility matures on November 23, 2014.  This facility provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 2.50%, including facility fees of 0.45%.  An uncommitted line of credit with a bank in an amount up to $10.0 million is available to support Cleco Corporation’s working capital needs.  For additional information about these commitments, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Disclosures about Guarantees” and “— Disclosures about Guarantees.”
Cash and cash equivalents available at March 31, 2011, were $11.3 million.  Cash and cash equivalents available at March 31, 2011, increased $6.0 million when compared to cash and cash equivalents available at December 31, 2010, primarily due to routine working capital fluctuations.  At March 31, 2011, off-balance sheet commitments reduced available borrowings by $15.0 million.  Additionally, a debt limitation covenant contained in the $150.0 million Cleco Corporation bank term loan agreement limits borrowings to $325.0 million, leaving an available borrowing capacity of $160.0 million.

Cleco Power
There was no short-term debt outstanding at Cleco Power at March 31, 2011, or December 31, 2010.  At March 31, 2011, Cleco Power’s long-term debt outstanding was $1.4 billion, of which $12.7 million was due within one year, compared to $1.4 billion at December 31, 2010, of which $12.3 million was due within one year.  The $12.7 million of long-term debt due within one year at March 31, 2011, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco Power, long-term debt decreased $6.6 million primarily due to a $6.3 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2011.
At March 31, 2011, no borrowings were outstanding under Cleco Power’s $300.0 million credit facility.  This facility provides for working capital and other needs.  Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 2.25%, including facility fees of 0.35%.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs.
At March 31, 2011, and December 31, 2010, Cleco Power had a working capital surplus of $117.0 million and $259.1 million, respectively.  Included in working capital at March 31, 2011, and December 31, 2010, was $5.4 million and $15.0 million, respectively, which was restricted for the use of debt payments.  The $142.1 million decrease in working capital is primarily due to a decrease in cash and cash equivalents, the recognition of uncertain tax positions and related interest charges expected to be settled in the next 12 months as a current liability, and the reduction of fuel inventories.  Cash and cash equivalents decreased $60.5 million, as discussed below.
Cash and cash equivalents available at March 31, 2011, were $124.4 million, combined with $300.0 million facility capacity for total liquidity of $424.4 million.  Cash and cash equivalents decreased $60.5 million, when compared to cash and cash equivalents at December 31, 2010, primarily due to the repayment of debt, a contribution to the pension plan, and additions to property, plant and equipment.
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

Midstream
Midstream had no short- or long-term debt outstanding at March 31, 2011, or December 31, 2010.

Cash Generation and Cash Requirements

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At March 31, 2011, and December 31, 2010, $31.7 million and $41.0 million of cash, respectively, was restricted on Cleco Corporation’s Condensed Consolidated Balance Sheets.  At March 31, 2011, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $1.9 million reserved at Cleco Power for GO Zone project costs, $26.2 million reserved at Cleco Power for future storm restoration costs, and $3.5 million at Cleco Katrina/Rita restricted for payment of operating expenses and interest, and principal on storm recovery bonds.  The $9.3 million net decrease in restricted cash from December 31, 2010, to March 31, 2011, is primarily due to the use of Cleco Katrina/Rita funds for a $6.3 million scheduled storm recovery bond payment made in March 2011 and the use of $4.2 million GO Zone bond funds during the first quarter of 2011.

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

Cleco Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $26.1 million during the first three months of 2011, compared to $60.8 million during the first three months of 2010.
Cash provided by operating activities during the first three months of 2011 decreased $34.7 million from the first three months of 2010, primarily due to $55.0 million of higher contributions to the pension plan, $50.9 million due to 2011 tax payments compared to 2010 accruals, and the absence of the 2010 collection of a $28.0 million long-term receivable related to the Evangeline transactions.  These were partially offset by $46.2 million of higher collections of customer accounts and receivables unbilled at the end of the prior year, $17.9 million of lower payments to vendors, $19.4 million of higher net income after adjustments for non-cash items, and a $17.0 million change in fuel inventory, primarily due to the sale of fuel oil inventory.

Net Investing Cash Flow
Net cash used in investing activities was $43.3 million during the first three months of 2011, compared to $149.6 million during the first three months of 2010.  Net cash used in investing activities during the first three months of 2011 was lower than 2010 primarily due to lower additions to property, plant and equipment.
During the first three months of 2011, Cleco had additions to property, plant and equipment, net of AFUDC of $43.7 million and a $9.2 million investment in New Market Tax Credits.  This was partially offset by the transfer of $9.4 million of cash from restricted accounts, primarily related to GO Zone bonds and Cleco Katrina/Rita.
During the first three months of 2010, Cleco had additions to property, plant and equipment, net of AFUDC of $173.8 million, an $8.8 million investment in New Market Tax Credits, and a $6.0 million investment in Acadia.  This was partially offset by the transfer of $38.4 million of cash from restricted accounts, primarily related to Evangeline.

Net Financing Cash Flow
Net cash used in financing activities was $36.7 million during the first three months of 2011, compared to cash provided by financing activities of $35.8 million during the first three months of 2010.  Net cash provided by financing activities during the first three months of 2011 was lower than the first three months of 2010 primarily due to the absence of short-term debt issuances, partially offset by lower retirements of long-term obligations.
During the first three months of 2011, Cleco retired $21.3 million of long-term debt, consisting of $15.0 million of credit facility draws and $6.3 million of long-term bonds.  Cleco also used $15.2 million for the payment of common stock dividends.
During the first three months of 2010, Cleco issued $150.0 million of short-term debt.  This was partially offset by retirements of $101.1 million of long-term debt, consisting of $35.2 million of Evangeline debt, $60.0 million of credit facility draws and $5.9 million of long-term bonds.  Cleco also used $13.6 million for the payment of common stock dividends.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $29.1 million during the first three months of 2011, compared to net cash used in operating activities of $12.1 million during the first three months of 2010.
Cash provided by operating activities during the first three months of 2011 increased $41.2 million from the first three months of 2010, primarily due to $52.1 million of higher collections of customer accounts and receivables unbilled at the end of the prior year, $40.9 million of lower payments to vendors and affiliates, and a $17.1 million change in fuel inventory, primarily due to the sale of fuel oil inventory, partially offset by $55.0 million of higher pension plan payments and a $16.8 million change in the non-cash add back of deferred fuel costs.

Net Investing Cash Flow
Net cash used in investing activities was $32.7 million during the first three months of 2011, compared to $12.1 million during the first three months of 2010.  Net cash used in investing activities during 2011 was higher than the first three months of 2010 primarily due to higher additions to property, plant and equipment.
During the first three months of 2011, Cleco Power had additions to property, plant and equipment, net of AFUDC of $42.5 million.  This was partially offset by the transfer of $9.4 million of cash from restricted accounts, primarily related to GO Zone bonds and Cleco Katrina/Rita.
During the first three months of 2010, Cleco Power had additions to property, plant and equipment, net of AFUDC of $20.5 million.  This was partially offset by the transfer of $8.3 million of cash from restricted accounts, primarily related to solid waste disposal and GO Zone bonds.

Net Financing Cash Flow
Net cash used in financing activities was $56.8 million during the first three months of 2011, compared to $31.4 million during the first three months of 2010.  Net cash used in financing activities during the first three months of 2011 was higher than the first three months of 2010 primarily due to $25.0 million of higher distributions made to Cleco Corporation.

Contractual Obligations and Other Commitments
Cleco, in the normal course of business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in the Consolidated Balance Sheets while other commitments, some firm and some based on uncertainties, are not reflected in the consolidated financial statements.
For additional information regarding Cleco’s Contractual Obligations and Other Commitments, please read

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Contractual Obligations and Other Commitments” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Off-Balance Sheet Commitments and Disclosures about Guarantees
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates).  Cleco Corporation and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur.  These contractual terms generally are defined as guarantees in the authoritative guidance.  For additional information on off-balance sheet commitments, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments” and “— Disclosures about Guarantees.”

Regulatory Matters

Wholesale Rates of Cleco
For information on the wholesale rates of Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Wholesale Rates of Cleco” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Retail Rates of Cleco Power
For information concerning amounts accrued and refunded by Cleco Power as a result of the FRP and information on the Staff’s FRP reviews, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”
For information on certain other regulatory aspects of retail rates concerning Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Wholesale Electric Markets
For information on regulatory aspects of wholesale electric markets affecting Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Retail Electric Markets
For a discussion of the regulatory aspects of retail electric markets affecting Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Generation RFP

Renewable Energy Pilot Program
In November 2010, the LPSC established a two-part renewable energy pilot program implementation plan consisting of a research component and an RFP component.  Cleco Power is meeting the requirements of the research component with research into solar projects, a wind project and various other renewable projects.  The RFP component of the program requires utilities, collectively, to issue RFPs for 350 MW of renewable energy, with Cleco Power’s share being 43 MW.  However, because Madison Unit 3 is designed to burn biomass fuel in addition to its primary fuel, Cleco Power has been given an exception allowing it to conduct an RFP for biomass fuel along with identifying the costs to co-fire biomass fuel in Madison Unit 3.  As part of this process, during the fourth quarter of 2011, Cleco Power expects to perform a biomass test burn at Madison Unit 3.  The projected cost of the test burn is approximately $3.0 million, consisting of $2.0 million of capital modifications, $0.7 million of non-fuel start-up costs, and $0.3 million of biomass fuel.  As a result of deferring the test burn from the second quarter to the fourth quarter of 2011, Cleco Power’s final RFP for biomass fuel along with its written report to the LPSC regarding the cost of co-firing biomass fuel in Madison Unit 3 are now expected to be completed in 2012.  After the LPSC reviews the results of Cleco Power’s RFP, the LPSC may authorize Cleco Power to pursue co-firing biomass fuel in Madison Unit 3 or require Cleco Power to conduct an additional RFP for 43 MW of renewable energy as discussed above.  For additional information on Cleco’s renewable energy pilot program, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Generation RFP” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Madison Unit 3
In May 2006, Cleco Power began construction of Madison Unit 3, a 600-MW solid fuel power plant.  The unit commenced commercial operations on February 12, 2010.  Madison Unit 3 is capable of burning various solid fuels, but initially began with consumption of petroleum coke produced by several refineries throughout the Gulf Coast region.  Cleco Power had contracted with three refineries to supply various amounts of the Madison Unit 3 fuel requirements though 2014.  Due to pricing and lower than anticipated consumption at Madison 3 in 2010, Cleco terminated one of the three petroleum coke supply contracts effective December 31, 2010.  For economic

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

reasons, in March 2011, Cleco Power purchased 384,000 tons of Illinois basin coal from several suppliers and is assessing the need for additional purchases for the year 2012.
In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract to construct the unit, which contract has subsequently been amended by the parties.  Under the amended contract, the lump-sum price for construction of Madison Unit 3 by Shaw was $795.6 million.  In support of Shaw’s performance obligations, Cleco Power, as of December 31, 2010, retained a letter of credit in the amount of $58.9 million, an additional $0.8 million of payment retainage, as well as a $200.0 million payment and performance bond in favor of Cleco Power as specified under the Amended EPC Contract.  In February 2011, Cleco drew on Shaw’s letter of credit in an amount of $19.0 million due to Shaw’s voidance of a fuel related amendment.  Shaw has yet to replenish the letter of credit on this draw amount as provided under the amended and restated EPC Contract. The retention and outstanding amounts on the letter of credit are provided in support of Shaw’s potential payment of liquidated damages, or other payment performance obligations.
As of March 31, 2011, Cleco Power had incurred approximately $985.6 million in total project costs, including amounts paid under the Amended EPC Contract, AFUDC, and the recovery of $19.0 million from Shaw’s letter of credit.  The Madison Unit 3 budget forecast includes AFUDC, Amended EPC Contract costs, and other development expenses and remains within 1% of its estimated projection of $1.0 billion.  The project achieved commercial operations on February 12, 2010, whereby Cleco Power accepted care, custody, and control of the unit.  Shaw has not reached project completion under the contract, as various performance tests, the reliability test, and specified boiler performance criteria have not been met.  Shaw must correct various identified items, complete various performance guarantee tests, meet a 30-day reliability performance test, and correct various warranty issues.  Cleco Power and Shaw have submitted various claims, relating to the Amended EPC Contract, to arbitration.  On April 30, 2010, Shaw filed a demand for arbitration asserting claims of $32.0 million including impacts due to the 2008 hurricane force majeure, alleged excess fuel moisture, intake water quality and a river embankment slope failure, and the associated recovery of schedule related liquidated damages withheld by Cleco Power.  In May 2010, Cleco Power issued to Shaw a notice of default relating to Shaw’s inability to meet certain material obligations under the Amended EPC Contract.  Furthermore, as a result of Shaw filing the demand for arbitration, certain claims exceeded a $1.0 million threshold, triggering an unwind of certain fuel related matters included in a prior settlement between the parties, Amendment No. 4, and Cleco demanded an associated payment of $19.0 million.  As discussed above, in February 2011, Cleco drew on the Shaw letter of credit in an amount of $19.0 million for amounts relating to the unwind.  Shaw has also amended its demand for arbitration to contest the fuel amendment unwind noted above, and is seeking recovery of such amounts in the on-going arbitration proceedings.  Under the arbitration proceedings, Cleco has also filed compulsory counterclaims for liquidated damages associated with Shaw’s inability to meet various guarantees in the amount of $94.0 million, and up to $320.0 million in warranty claims associated with boiler performance burning petroleum coke.  All of these matters will be resolved by decision of the arbitrator in accordance with the terms of the Amended EPC Contract.  The arbitration process is expected to be completed during the third quarter of 2011.

Lignite Deferral
At March 31, 2011, and December 31, 2010, Cleco Power had $21.0 million and $21.7 million, respectively, in deferred lignite mining costs remaining uncollected.
For additional information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket.  The project received LPSC and SPP approval in February 2009.  Cleco Power’s initial portion of the estimated cost was approximately $150.0 million, including AFUDC.  Due to lower material and labor costs than initially expected, Cleco Power’s estimated costs for its portion of the project has been reduced to $125.0 million, including AFUDC.  At March 31, 2011, Cleco Power had spent $67.5 million on the project and expects to incur an additional $30.7 million during 2011, including AFUDC.  The project is estimated to be 75% complete with the final completion date expected in 2012.  For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Acadiana Load Pocket Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  For information on the impact the Acadiana Load Pocket project is expected to have on base revenue, see “Results of Operations — Comparison of the Three Months Ended March 31, 2011, and 2010 — Cleco Power — Base.”

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement smart-grid technology for all of Cleco Power’s retail customers.  Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million.  The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009.  Smart-

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

grid technology includes the installation of electric meters that enable two-way communication capabilities between a home or business and a utility company.  At March 31, 2011, Cleco Power had incurred $2.9 million in AMI costs, of which $1.2 million has been submitted to the DOE for reimbursement.  As of March 31, 2011, Cleco Power had received $0.8 million in payments from the DOE for the AMI project.  The project is expected to be completed in the second quarter of 2013.  For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Other Matters — AMI Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Teche Unit 4 Blackstart Project
In April 2011, Cleco Power completed the work on its project to improve its “blackstart” process (the return of its generation system to service in the event of a total shutdown) as the 33-MW gas turbine at Teche Power Station, which has been designated Teche Unit 4, was placed into commercial operation.  At March 31, 2011, Cleco Power had spent $27.7 million on the project and expects to incur an additional $3.6 million during the remainder of 2011.  For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Other Matters — Teche Unit 4 Blackstart Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Franchises
Cleco Power’s next municipal franchise expiration is in August 2011 with the City of Opelousas, where approximately 10,000 customers are located.  In 2009, the City of Opelousas conducted a request for proposals from other power companies to potentially replace Cleco Power’s franchise.  The process did not result in successful bids, and subsequently the Mayor formed a citizens committee to determine if the City of Opelousas should operate its own electricity distribution system or continue the operating and franchise agreement with Cleco Power.  In December 2009, the City of Opelousas requested an extension under the operating and franchise agreement to perform the review.  Cleco Power granted extensions until May 16, 2011 and continues to provide service based on the terms of the existing operating and franchise agreement.  For the 12-month period ended March 31, 2011, Cleco Power’s base revenue from the City of Opelousas was $13.4 million.  While the City of Opelousas owns a portion of the electricity distribution system, Cleco Power has performed upgrades and expansions since May 1991, which was the inception of the operating and franchise agreement.  Upon expiration of the operating and franchise agreement, the City of Opelousas is liable to Cleco Power for the depreciated cost of the upgrades and expansions to its distribution system of approximately $9.0 million.

Other Franchise Matters
On March 9, 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana on behalf of three Cleco Power customers in Opelousas, Louisiana.  The complaint alleges that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers.  In addition, on May 11, 2010, a second complaint repeating the allegations of the first was filed on behalf of a number of Opelousas residents.  For additional information regarding these complaints, see Part II, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — City of Opelousas.”
For additional information on Cleco Power’s electric service franchises, please read “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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
On March 16, 2011, the EPA proposed national emissions standards for hazardous air pollutants (NESHAP) from coal- and oil-fired electric utility steam generating units (EGUs) and revisions to new source performance standards (NSPS) for fossil-fuel fired EGUs.  The proposed NESHAP would require affected EGUs to meet specific numeric emission standards and work practice standards for hazardous air pollutants.  The EPA is proposing the NESHAP under Section 112 of the Clean Air Act following a multi-year study of the emissions of hazardous air pollutants from EGUs.  Under Section 112, the EPA must establish emission standards for major sources that “require the maximum degree of reduction in emissions” of hazardous air pollutants that the EPA determines is achievable.  These standards are referred to as “maximum achievable control technology” or “MACT” standards and, for existing units, must be at least as stringent as the average emissions limitations achieved by the best performing twelve percent of existing sources.  For new major sources, the MACT standards must be at least as stringent as the control achieved in practice by the best controlled similar source and may reflect more stringent beyond-the-floor control options.  The proposed

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

NSPS revisions would require new and modified fossil-fired EGUs to meet more stringent SO2, NOx, and PM limits.
The proposed NESHAP would impose emission limits on new and existing coal- and liquid oil- fired EGUs for mercury, acid gases (hydrochloric acid, or HCl, as a surrogate), and non-mercury metallic pollutants (total particulate matter (PM) as a surrogate).  Affected EGUs would also have to comply with certain work practice standards to control the emission of organic air toxins.  Liquid oil-fired units would become subject to different emission limits, but for similar pollutants.  The proposed NESHAP also would impose additional emissions monitoring requirements.  As proposed, Cleco’s liquid oil-fired units would not be affected by the NESHAP unless the use of oil increases as Cleco has not combusted oil in its units in the past three years and has no future plans to combust liquid oil.
If finalized as proposed, the NESHAP is expected to apply to approximately 1,200 coal-fired units across the country.  According to the court order establishing the schedule for the EPA’s rulemaking process, the EPA must issue the final rule by November 16, 2011. The proposed NESHAP would allow existing sources without a case-by-case MACT determination three years to comply, with a one-year extension available with approval by the relevant permitting authority, which in Cleco’s case is the LDEQ.  If the proposed NESHAP becomes effective in early 2012, as scheduled, the approximate compliance date for existing sources would be early 2015, or early 2016, if a one-year extension is granted upon the source’s request.  In the proposed NESHAP, the EPA anticipated that installation of the following levels of additional pollution controls would be required across the country in order to achieve compliance with the proposed rule: 56 GW of dry sorbent injection (DSI), 25 GW of dry flue gas desulfurization, 93 GW of activated carbon injection, 166 GW of fabric filter baghouses.  With the proposal of the NESHAP, Cleco will continue its evaluation of control technology options for Dolet Hills, Madison Unit 3 and Rodemacher Unit 2.  These control options include those mentioned above, among others.  Until a thorough technical and economic evaluation of the control options can be completed, it is difficult at this time to estimate the specific technology and corresponding capital costs or other expenditures necessary to comply with this proposed NESHAP.  However, significant capital expenditures could be required beginning in 2012 to engineer, procure and install pollution controls and emissions monitoring equipment to ensure Cleco will be in a position to comply with the NESHAP in a timely manner.
On March 28, 2011, the EPA proposed regulations which would establish standards for cooling water intake structures at existing power plants and other facilities pursuant to section 316(b) of the Clean Water Act (CWA). The proposed standards respond to decisions by appellate courts remanding earlier EPA efforts to establish section 316(b) standards.  The standards are intended to protect fish and other aquatic wildlife by minimizing capture both in screens attached to intake structures (impingement mortality), and in the actual intake structures themselves (entrainment mortality).  The proposed standards would not impose a uniform requirement to install a closed-cycle cooling system, or cooling towers.  For existing facilities that are designed to draw at least two million gallons per day of water from waters of the United States and use at least twenty-five (25) percent of the water they withdraw exclusively for cooling, the proposed standards would (1) set a performance standard, measured as a fish mortality rate due to impingement, or reduce the flow velocity at cooling water intakes to less than 0.5 feet per second, and (2) require entrainment standards to be determined on a case-by-case basis by state delegated permitting authorities.  As proposed, the rule would require the installation of cooling towers (or a technology of comparable effectiveness) at new units installed at existing facilities.  Facilities subject to the proposed standards would have a maximum of eight years to comply with the impingement requirements, although state permitting authorities would have discretion to set a shorter deadline.  Compliance with entrainment standards would be required “as soon as possible,” by a date to be determined by the same permitting authorities.  At present, the proposed rule appears to be applicable only to Cleco’s Teche and Coughlin facilities.  Until more thorough studies are conducted, including technical and economic evaluations of the control options available, Cleco remains uncertain which technology option or retrofit would be required to be installed on its cooling water intake structures and the associated costs of those modifications assuming that the rule is finalized as proposed; however, the costs of required technology options and retrofits could be significant.
For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

updated information or by a change in circumstances or environment.  Actual results may differ significantly from these estimates under different assumptions or conditions.  For a discussion of Cleco’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three months ended March 31, 2011, and March 31, 2010.  The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Combined Quarterly Report on Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2011 and the first quarter of 2010.  Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2011 and the first quarter of 2010, see “— Results of Operations — Comparison of the Three Months Ended March 31, 2011, and 2010 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Overview

Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas in the industry on different energy exchanges.  Cleco also is subject to market risk associated with its tolling agreement counterparty.  For additional information concerning Cleco’s market risk associated with its counterparty, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks.”
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

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

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
At March 31, 2011, Cleco had $150.0 million of short-term variable rate debt outstanding.  The bank term loan was set to expire February 2011.  In January 2011, Cleco extended the bank term loan to mature on August 19, 2011, and lowered the interest rate to LIBOR plus 2.50% or ABR plus 1.50%.  At March 31, 2011, the interest rate on the bank term loan was 4.75%.  On April 29, 2011, Cleco repaid the $150.0 million bank term loan.  As part of the repayment, Cleco paid $0.6 million for accrued interest on the term loan.  Each 1% increase in the interest rate applicable to such debt would have resulted in a $1.5 million decrease in pre-tax earnings of Cleco.
At March 31, 2011, Cleco Corporation had no borrowings outstanding under its $200.0 million four-year credit facility.
At March 31, 2011, Cleco had no long-term variable rate debt outstanding.  Cleco Power’s solid waste disposal facility bonds due 2038, and Cleco Power’s GO Zone bonds due 2038, are required to be mandatorily tendered by the holders for purchase on October 1, 2011, and December 1, 2011, respectively, pursuant to the terms of the respective indentures, at which time Cleco Power will have the option to either repay all of Cleco Power’s obligations under the respective loan agreements relating to the bonds or cause the bonds to be remarketed. Cleco Power expects to cause the bonds to be remarketed for new terms at new interest rates, both to be determined by market conditions.

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
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate the volatility in customer fuel costs, as encouraged by an LPSC order.  Cleco Power’s fuel stabilization policy targets higher levels of minimum hedging percentages and mitigates the volatility in customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles.  Based on market prices at March 31, 2011, the net mark-to-market impact related to open natural gas positions at March 31, 2011, were losses of $11.8 million.  The majority of these natural gas positions will close over the next twelve months.  Deferred losses relating to closed natural gas positions at March 31, 2011, and December 31, 2010, totaled $1.7 million and $1.6 million, respectively.
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
Based on these assumptions, the VaR relating to Cleco Power’s hedge transactions for the three months ended March 31, 2011, as well as the VaR at December 31, 2010, is summarized below.

	FOR THE THREE MONTHS ENDED MARCH 31, 2011			AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2011	2010
Fuel cost hedges	$1,458.3	$984.0	$1,183.8	$1,220.8	$1,346.0

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

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
Cleco Power had no short- or long-term variable-rate debt as of March 31, 2011.
At March 31, 2011, Cleco Power had no borrowings outstanding under its $300.0 million four-year credit facility.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of March 31, 2011, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power LLC (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including the CEO and CFO, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2011, and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

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

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”).  For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2010 Annual Report on Form 10-K.

 ITEM 5.    OTHER INFORMATION

Departure of Directors
Effective April 29, 2011, Richard B. Crowell retired as a director of Cleco Corporation.  Mr. Crowell has served as a director of Cleco Corporation since 1997 and has reached the retirement age for outside directors specified in Cleco Corporation’s Bylaws.
Effective April 29, 2011, W. Larry Westbrook retired as a director of Cleco Corporation.  Mr. Westbrook has served as a director of Cleco Corporation since 2003 and has reached the retirement age for outside directors specified in Cleco Corporation’s Bylaws.

Amendment to Bylaws
Effective April 29, 2011, and in connection with the retirement of Messrs. Crowell and Westbrook, the Board of Directors of Cleco Corporation amended Cleco Corporation’s Bylaws to decrease the number of directors serving on the board to ten.  Prior to the amendment, the Bylaws provided for twelve directors to serve on the board.  The text of the amendment is filed as Exhibit 3.1 to this Combined Quarterly Report on Form 10-Q.

Closing of Acadia Unit 2 Transaction
On April 29, 2011, Acadia completed the sale of Acadia Unit 2 and half of Acadia Power Station’s related common facilities to Entergy Louisiana for approximately $300 million.  Cleco Corporation indirectly owns 50 percent of Acadia through APH.  APH received approximately $150 million from the sale transaction.  APH’s portion of the proceeds from the sale transaction were used to repay Cleco Corporation’s $150.0 million bank term loan.  In addition, in exchange for $10.9 million, APH indemnified the third party owners of Cajun and their affiliates against 50% of Acadia’s liabilities and other obligations related to the Acadia Unit 2 transaction.  APH recognized a gain of approximately $60.0 million from the Acadia Unit 2 transaction.  Cleco Power operates Acadia Unit 2 on behalf of Entergy Louisiana.

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO CORPORATION
3.1	Bylaws of Cleco Corporation, Revised effective April 29, 2011
12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three- and twelve-month periods ended March 31, 2011, for Cleco Corporation

31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three- and twelve-month periods ended March 31, 2011, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  May 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  May 4, 2011