Form 10-Q/A
period 2011-03-31
CLECO POWER LLC; CLECO CORP
filed 2011-05-05
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
__________________

FORM 10-Q/A
Amendment No. 1

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

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q/A

EXPLANATORY NOTE

   This combined Form 10-Q/A is separately filed by Cleco Corporation and Cleco Power.  Information in this filing relating to Cleco Power is filed by Cleco Corporation and separately by Cleco Power on its own behalf.  Cleco Power makes no representation as to information relating to Cleco Corporation (except as it may relate to Cleco Power) or any other affiliate or subsidiary of Cleco Corporation.  This combined Form 10-Q/A amends (i) Cleco Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2011 (the “Original Cleco Corporation Form 10-Q”) and (ii) Cleco Power’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 filed with the SEC on May 4, 2011 (the “Original Cleco Power Form 10-Q,” and together with the Original Cleco Corporation Form 10-Q, the “Original Combined Form 10-Q”), and is being filed solely to include the XBRL exhibits that were inadvertently not filed with the Original Combined Form 10-Q.

This combined Form 10-Q/A does not reflect events occurring after the filing of the Original Combined Form 10-Q, and does not modify or update the disclosures in any way other than as required to reflect the amendments as described above and set forth herein.

This combined Form 10-Q/A should be read in its entirety as it pertains to each respective Registrant.  The Notes to the Unaudited Condensed Consolidated Financial Statements are combined.

2

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q/A

ITEM 6. EXHIBITS

CLECO CORPORATION
3.1*	Bylaws of Cleco Corporation, Revised effective April 29, 2011
12(a)*
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three- and twelve-month periods ended March 31, 2011, for Cleco Corporation

31.1*	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1*	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

CLECO POWER
12(b)*	Computation of Ratios of Earnings to Fixed Charges for the three- and twelve-month periods ended March 31, 2011, for Cleco Power
31.3*	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4*	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3*	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4*	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

The Exhibits designated by an asterisk were filed on May 4, 2011 with the Original Combined Form 10-Q to which this combined Form 10-Q/A relates. The Exhibits designated by two asterisks are filed herewith.  Such XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

3

CLECO CORPORATION
CLECO POWER	2011 1ST QUARTER FORM 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  May 5, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  May 5, 2011

4