Form 10-Q
period 2011-06-30
CLECO POWER LLC; CLECO CORP
filed 2011-08-03
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
__________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Large accelerated filer ☐           Accelerated filer ☐                  Non-accelerated filer ☒  (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒
Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at July 29, 2011

Cleco Corporation	Common Stock, $1.00 Par Value	61,062,449

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

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
Acadia
Acadia Power Partners, LLC, a wholly owned subsidiary of APH.  Acadia no longer owns any materials and supply inventory, property, plant and equipment, or land as a result of the disposition of Acadia Unit 2 to Entergy Louisiana on April 29, 2011.  From February 23, 2010 to April 29, 2011, Acadia was owned 100% by Cajun and consisted of Acadia Unit 2.  Prior to February 23, 2010, Acadia was 50% owned by APH and 50% owned by Cajun and consisted of Acadia Unit 1 and Acadia Unit 2.

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
Cajun
Cajun Gas Energy L.L.C., a wholly owned subsidiary of third parties.  In conjunction with the disposition of Acadia Unit 2 on April 29, 2011, APH no longer has any ownership interest in Cajun.  From February 23, 2010 to April 29, 2011, Cajun was 50% owned by APH and 50% owned by third parties.  Prior to February 23, 2010, Cajun was 100% owned by third parties.

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

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection Agreement and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
JPMVEC	J.P. Morgan Ventures Energy Corporation. In September 2008, BE Louisiana LLC was merged into JPMVEC.
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Madison Unit 3
A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana that commenced commercial operation on February 12, 2010.  Prior to June 11, 2010, Madison Unit 3 was known as Rodemacher Unit 3.

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
NERC	North American Electric Reliability Corporation
OCI	Other Comprehensive Income
NOx	Nitrogen oxides
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PPACA	Patient Protection and Affordable Care Act (HR 3590)
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
Teche	Teche Electric Cooperative, Inc.
VaR	Value-at-risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Combined Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results.  All statements other than statements of historical fact included in this Combined Quarterly Report are forward-looking statements, including, without limitation, statements regarding Madison Unit 3; JPMVEC’s performance under the Evangeline 2010 Tolling Agreement; future capital expenditures; projections, including with respect to base revenue; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to certain customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

▪
Factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage (such as hurricanes and other storms or severe drought conditions); unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs; fuel supply costs or availability constraints due to higher demand, shortages, transportation problems, or other developments; fuel mix of Cleco’s generation facilities; decreased customer load; environmental incidents; environmental compliance costs; and power transmission system constraints;

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

▪	Financial or regulatory accounting principles or policies imposed by FASB, the SEC, the PCAOB, FERC, the LPSC, or similar entities with regulatory or accounting oversight;

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

▪
Changes in market conditions and a variety of other factors associated with physical energy, financial transactions, and energy service activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rates, and warranty risks;

▪	The availability and use of alternative sources of energy and technologies;

▪	The imposition of energy efficiency requirements or of increased conservation efforts of customers;

▪	Reliability of all Cleco Power and Midstream generating facilities, particularly Madison Unit 3;

▪	Acts of terrorism or other man-made disasters;

▪	Availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries;

▪	Uncertain tax positions;

▪	Employee work force factors, including work stoppages and changes in key executives;

▪
Legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects, including the joint project to upgrade the Acadiana Load Pocket transmission system, and the AMI project;

▪	Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters;

▪	Changes in federal, state, or local laws, and changes in tax laws or rates, or regulating policies;

▪	The impact of current or future environmental laws and regulations, including those related to greenhouse gases and energy efficiency, which could limit, or terminate, the

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

▪	operation of certain generating units, increase costs, reduce customer demand for electricity or otherwise materially adversely impact the Registrants’ financial condition or results of operations;

▪	Ability of Cleco Power to recover from its customers the costs of compliance with environmental laws and regulations; and

▪	Ability of the Dolet Hills lignite reserve to provide sufficient fuel to the Dolet Hills Power Station until at least 2026.

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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2011	2010
Operating revenue
Electric operations	$260,485	$261,101
Tolling operations	4,222	4,399
Other operations	12,983	10,245
Affiliate revenue	55	158
Gross operating revenue	277,745	275,903
Electric customer credits	(4,822)	-
Operating revenue, net	272,923	275,903
Operating expenses
Fuel used for electric generation	78,268	81,558
Power purchased for utility customers	25,477	24,508
Other operations	31,671	29,845
Maintenance	28,269	21,633
Depreciation	29,985	29,798
Taxes other than income taxes	9,464	8,565
Gain on sale of assets	(506)	(98)
Total operating expenses	202,628	195,809
Operating income	70,295	80,094
Interest income	170	80
Allowance for other funds used during construction	876	359
Equity income (loss) from investees, before tax	61,440	(1,129)
Other income	1,050	266
Other expense	(1,344)	(2,577)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount, net of capitalized interest	25,935	24,663
Allowance for borrowed funds used during construction	(316)	(145)
Total interest charges	25,619	24,518
Income before income taxes	106,868	52,575
Federal and state income tax expense	36,520	17,389
Net income	70,348	35,186
Preferred dividends requirements, net of tax	15	12
Preferred stock redemption costs, net of tax	112	-
Net income applicable to common stock	$70,221	$35,174

Average number of basic common shares outstanding	60,655,538	60,431,930
Average number of diluted common shares outstanding	61,023,439	60,705,269
Basic earnings per share
Net income applicable to common stock	$1.16	$0.58
Diluted earnings per share
Net income applicable to common stock	$1.15	$0.58
Cash dividends paid per share of common stock	$0.28	$0.25
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010
Net income	$70,348	$35,186
Other comprehensive income, net of tax:
Amortization of post-retirement benefit net income (loss) (net of tax (expense) benefit of $(127) in 2011 and $6 in 2010)	304	(9)
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $23 in 2010)	-	(37)
Reclassification of interest expense on interest rate swap (net of tax expense of $76 in 2010)	-	121
Reclassification of interest expense on treasury rate lock (net of tax benefit of $34 in 2011 and $16 in 2010)	(55)	(26)
Total other comprehensive income, net of tax	249	49
Comprehensive income, net of tax	$70,597	$35,235
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2011	2010
Operating revenue
Electric operations	$498,953	$513,899
Tolling operations	7,003	11,863
Other operations	25,711	21,119
Affiliate revenue	202	1,307
Gross operating revenue	531,869	548,188
Electric customer credits	(5,256)	-
Operating revenue, net	526,613	548,188
Operating expenses
Fuel used for electric generation	175,236	176,140
Power purchased for utility customers	33,926	72,727
Other operations	59,336	56,499
Maintenance	45,078	35,470
Depreciation	59,084	54,051
Taxes other than income taxes	18,924	17,367
Gain on sale of assets	(496)	(57)
Total operating expenses	391,088	412,197
Operating income	135,525	135,991
Interest income	285	242
Allowance for other funds used during construction	2,854	10,165
Equity income from investees, before tax	62,052	36,718
Gain on toll settlement	-	148,402
Other income	2,254	807
Other expense	(2,661)	(2,962)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount, net of capitalized interest	53,263	50,670
Allowance for borrowed funds used during construction	(1,031)	(3,718)
Total interest charges	52,232	46,952
Income before income taxes	148,077	282,411
Federal and state income tax expense	48,714	97,256
Net income	99,363	185,155
Preferred dividends requirements, net of tax	26	23
Preferred stock redemption costs, net of tax	112	-
Net income applicable to common stock	$99,225	$185,132

Average number of basic common shares outstanding	60,613,371	60,374,233
Average number of diluted common shares outstanding	60,797,545	60,519,066
Basic earnings per share
Net income applicable to common stock	$1.64	$3.07
Diluted earnings per share
Net income applicable to common stock	$1.63	$3.06
Cash dividends paid per share of common stock	$0.53	$0.475
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010
Net income	$99,363	$185,155
Other comprehensive income (loss), net of tax:
Amortization of post-retirement benefit net income (loss) (net of tax (expense) benefit of $(276) in 2011 and $12 in 2010)	640	(19)
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $131 in 2010)	-	(210)
Reclassification of interest expense on interest rate swap (net of tax expense of $153 in 2010)	-	246
Reclassification of interest expense on treasury rate lock (net of tax benefit of $68 in 2011 and $32 in 2010)	(109)	(51)
Total other comprehensive income (loss), net of tax	531	(34)
Comprehensive income, net of tax	$99,894	$185,121
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2011	AT DECEMBER 31, 2010
Assets
Current assets
Cash and cash equivalents	$162,126	$191,128
Restricted cash	8,073	14,959
Customer accounts receivable (less allowance for doubtful accounts of $1,000 in 2011 and $1,046 in 2010)	46,007	38,820
Accounts receivable - affiliate	-	831
Other accounts receivable (less allowance for doubtful accounts of $2,813 in 2011 and $2,409 in 2010)	51,043	52,546
Taxes receivable	40,444	50,104
Unbilled revenue	40,757	44,649
Fuel inventory, at average cost	43,944	82,737
Material and supplies inventory, at average cost	52,622	48,265
Accumulated deferred federal and state income taxes, net	26,304	4,106
Accumulated deferred fuel	20,986	10,348
Cash surrender value of company-/trust-owned life insurance policies	51,965	49,789
Prepayments	5,148	6,399
Regulatory assets - other	12,973	13,508
Other current assets	1,346	661
Total current assets	563,738	608,850
Property, plant and equipment
Property, plant and equipment	3,839,211	3,810,896
Accumulated depreciation	(1,198,373)	(1,162,456)
Net property, plant and equipment	2,640,838	2,648,440
Construction work in progress	170,684	135,785
Total property, plant and equipment, net	2,811,522	2,784,225
Equity investment in investees	13,083	86,732
Prepayments	4,940	5,274
Restricted cash, less current portion	27,126	26,089
Regulatory assets and liabilities - deferred taxes, net	208,247	203,696
Regulatory assets - other	256,513	266,431
Net investment in direct financing lease	13,719	13,817
Intangible asset	139,648	145,374
Other deferred charges	20,183	20,922
Total assets	$4,058,719	$4,161,410
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT JUNE 30, 2011	AT DECEMBER 31, 2010
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Short-term debt	$-	$150,000
Long-term debt due within one year	12,683	12,269
Accounts payable	110,814	123,042
Retainage	3,967	2,726
Accounts payable - affiliate	-	155
Customer deposits	41,303	38,934
Provision for rate refund	14,854	9,598
Interest accrued	53,120	34,462
Risk management liability, net	5,743	9,027
Regulatory liabilities - other	38,828	43,562
Deferred compensation	8,345	7,751
Uncertain tax positions	73,325	31,853
Other current liabilities	15,040	14,302
Total current liabilities	378,022	477,681
Deferred credits
Accumulated deferred federal and state income taxes, net	588,282	553,211
Accumulated deferred investment tax credits	8,051	8,669
Post-retirement benefit obligations	108,968	166,387
Regulatory liabilities - other	26,577	44,313
Restricted storm reserve	26,433	25,993
Uncertain tax positions	20,375	60,395
Tax credit fund investment, net	56,563	44,514
Contingent sale obligations	30,243	4,714
Other deferred credits	40,784	57,617
Total deferred credits	906,276	965,813
Long-term debt, net	1,387,346	1,399,709
Total liabilities	2,671,644	2,843,203
Commitments and Contingencies (Note 11)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 0 and 10,288 shares at June 30, 2011 and December 31, 2010, respectively	-	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,676,750 and 60,539,624 shares and outstanding 60,665,382 and 60,526,126 shares at June 30, 2011, and December 31, 2010, respectively	60,677	60,540
Premium on common stock	407,638	405,313
Retained earnings	930,098	863,237
Treasury stock, at cost, 11,368 and 13,498 shares at June 30, 2011, and December 31, 2010, respectively	(231)	(274)
Accumulated other comprehensive loss	(11,107)	(11,638)
Total common shareholders’ equity	1,387,075	1,317,178
Total shareholders’ equity	1,387,075	1,318,207
Total liabilities and shareholders’ equity	$4,058,719	$4,161,410
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010
Operating activities
Net income	$99,363	$185,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,217	82,220
Gain on forgiveness of debt	-	(129,870)
Return on equity investment in investee	58,665	-
Gain from equity investments	(62,052)	(36,718)
Unearned compensation expense	3,795	1,997
Allowance for other funds used during construction	(2,854)	(10,165)
Net deferred income taxes	8,292	24,066
Deferred fuel costs	(16,077)	8,897
Cash surrender value of company-/trust-owned life insurance	(1,343)	529
Changes in assets and liabilities:
Accounts receivable	(19,923)	(19,498)
Accounts and notes receivable, affiliate	833	2,110
Unbilled revenue	3,892	(34,944)
Fuel, materials and supplies inventory	34,437	(798)
Prepayments	1,585	838
Accounts payable	(7,575)	(25,684)
Accounts and notes payable, affiliate	(552)	(2,369)
Customer deposits	6,426	6,384
Long-term receivable	-	27,976
Post-retirement benefit obligations	(57,640)	(1,347)
Regulatory assets and liabilities, net	(18,531)	(38,433)
Contingent sale obligations	10,900	6,636
Other deferred accounts	(729)	2,937
Retainage payable	(430)	-
Taxes accrued	9,187	55,457
Interest accrued	(637)	1,501
Risk management assets and liabilities, net	1,990	4,870
Other operating	591	(3,769)
Net cash provided by operating activities	147,830	107,978
Investing activities
Additions to property, plant and equipment	(66,081)	(217,660)
Allowance for other funds used during construction	2,854	10,165
Cash from reconsolidation of VIEs	3,879	812
Return of equity investment in investee	89,654	-
Equity investment in investees	-	(8,500)
Return of investment in tax credit fund	244	-
Contributions to tax credit fund	(18,479)	(17,550)
Transfer of cash from restricted accounts	5,849	37,654
Other investing	329	(1,825)
Net cash provided by (used in) investing activities	18,249	(196,904)

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010
Financing activities
Issuance of short-term debt	-	150,000
Retirement of short-term debt	(150,000)	-
Draws on revolving credit facility	10,000	240,000
Payments on revolving credit facility	(15,000)	(325,000)
Retirement of long-term debt	(6,283)	(41,110)
Redemption of preferred stock	(1,039)	-
Dividends paid on preferred stock	(26)	(23)
Dividends paid on common stock	(32,168)	(28,718)
Other financing	(565)	739
Net cash used in financing activities	(195,081)	(4,112)
Net decrease in cash and cash equivalents	(29,002)	(93,038)
Cash and cash equivalents at beginning of period	191,128	145,193
Cash and cash equivalents at end of period	$162,126	$52,155
Supplementary cash flow information
Interest paid (net of amount capitalized)	$44,170	$42,270
Income taxes paid	$13,486	$2,882
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment	$14,548	$7,232
Issuance of treasury stock - LTICP	$43	$48
Issuance of common stock - LTICP/ESPP	$157	$147
Non-cash additions to property, plant and equipment	$2,257	$152,067
Non-cash return of investment	$-	$152,067
Non-cash contribution to subsidiary, net of tax	$-	$225,732
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2011	2010
Operating revenue
Electric operations	$260,485	$261,101
Other operations	12,453	9,755
Affiliate revenue	348	344
Gross operating revenue	273,286	271,200
Electric customer credits	(4,822)	-
Operating revenue, net	268,464	271,200
Operating expenses
Fuel used for electric generation	78,268	81,558
Power purchased for utility customers	25,477	24,508
Other operations	29,912	28,051
Maintenance	22,581	19,704
Depreciation	28,282	28,162
Taxes other than income taxes	8,396	7,909
Total operating expenses	192,916	189,892
Operating income	75,548	81,308
Interest income	168	76
Allowance for other funds used during construction	876	359
Other income	644	274
Other expense	(1,341)	(1,374)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount, net of capitalized interest	24,638	22,463
Allowance for borrowed funds used during construction	(316)	(145)
Total interest charges	24,322	22,318
Income before income taxes	51,573	58,325
Federal and state income tax expense	15,879	19,236
Net income	$35,694	$39,089
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010
Net income	$35,694	$39,089
Other comprehensive income (loss), net of tax:
Amortization of post-retirement benefit net income (loss) (net of tax (expense) benefit of $(65) in 2011 and $58 in 2010)	188	(92)
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $23 in 2010)	-	(37)
Reclassification of interest expense on interest rate swap (net of tax expense of $76 in 2010)	-	121
Reclassification of interest expense on treasury rate lock (net of tax benefit of $34 in 2011 and $16 in 2010)	(55)	(26)
Total other comprehensive income (loss), net of tax	133	(34)
Comprehensive income, net of tax	$35,827	$39,055
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010
Operating revenue
Electric operations	$498,953	$513,899
Other operations	24,696	20,140
Affiliate revenue	694	686
Gross operating revenue	524,343	534,725
Electric customer credits	(5,256)	-
Operating revenue, net	519,087	534,725
Operating expenses
Fuel used for electric generation	175,236	176,140
Power purchased for utility customers	33,926	72,727
Other operations	55,901	52,460
Maintenance	38,194	31,426
Depreciation	55,683	50,808
Taxes other than income taxes	16,783	15,949
(Gain) loss on sale of assets	(1)	39
Total operating expenses	375,722	399,549
Operating income	143,365	135,176
Interest income	281	234
Allowance for other funds used during construction	2,854	10,165
Other income	844	745
Other expense	(2,618)	(2,280)
Interest charges
Interest charges, including amortization of debt expenses, premium, and discount, net of capitalized interest	49,754	44,778
Allowance for borrowed funds used during construction	(1,031)	(3,718)
Total interest charges	48,723	41,060
Income before income taxes	96,003	102,980
Federal and state income tax expense	30,279	31,731
Net income	$65,724	$71,249
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010
Net income	$65,724	$71,249
Other comprehensive income (loss), net of tax:
Amortization of post-retirement benefit net income (loss) (net of tax (expense) benefit of $(128) in 2011 and $116 in 2010)	373	(185)
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $131 in 2010)	-	(210)
Reclassification of interest expense on interest rate swap (net of tax expense of $153 in 2010)	-	246
Reclassification of interest expense on treasury rate lock (net of tax benefit of $68 in 2011 and $32 in 2010)	(109)	(51)
Total other comprehensive income (loss), net of tax	264	(200)
Comprehensive income, net of tax	$65,988	$71,049
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2011	AT DECEMBER 31, 2010
Assets
Utility plant and equipment
Property, plant and equipment	$3,582,201	$3,552,779
Accumulated depreciation	(1,122,387)	(1,085,945)
Net property, plant and equipment	2,459,814	2,466,834
Construction work in progress	166,318	130,396
Total utility plant, net	2,626,132	2,597,230
Current assets
Cash and cash equivalents	149,841	184,912
Restricted cash	8,073	14,959
Customer accounts receivable (less allowance for doubtful accounts of $1,000 in 2011 and $1,046 in 2010)	46,007	38,820
Accounts receivable - affiliate	2,537	2,738
Other accounts receivable (less allowance for doubtful accounts of $2,752 in 2011 and $2,349 in 2010)	38,491	47,992
Taxes receivable	6,957	4,123
Unbilled revenue	40,757	44,649
Fuel inventory, at average cost	43,944	82,737
Material and supplies inventory, at average cost	50,046	45,913
Accumulated deferred federal and state income taxes, net	40,218	2,811
Accumulated deferred fuel	20,986	10,348
Cash surrender value of company-owned life insurance policies	20,139	20,051
Prepayments	3,899	4,944
Regulatory assets - other	12,973	13,508
Other current assets	199	412
Total current assets	485,067	518,917
Equity investment in investee	13,073	13,073
Prepayments	4,940	5,274
Restricted cash, less current portion	27,030	25,992
Regulatory assets and liabilities - deferred taxes, net	208,247	203,696
Regulatory assets - other	256,513	266,431
Intangible asset	139,648	145,374
Other deferred charges	18,751	19,218
Total assets	$3,779,401	$3,795,205
Liabilities and member’s equity
Member’s equity	$1,249,910	$1,233,923
Long-term debt, net	1,377,346	1,384,709
Total capitalization	2,627,256	2,618,632
Current liabilities
Long-term debt due within one year	12,683	12,269
Accounts payable	97,507	112,487
Retainage	3,967	2,726
Accounts payable - affiliate	7,923	7,945
Customer deposits	41,303	38,934
Provision for rate refund	14,854	9,598
Interest accrued	24,187	13,450
Risk management liability, net	5,743	9,027
Regulatory liabilities - other	38,828	43,562
Uncertain tax positions	33,479	-
Other current liabilities	12,032	9,862
Total current liabilities	292,506	259,860
Commitments and Contingencies (Note 11)
Deferred credits
Accumulated deferred federal and state income taxes, net	667,033	601,574
Accumulated deferred investment tax credits	8,051	8,669
Post-retirement benefit obligations	72,047	130,757
Regulatory liabilities - other	26,577	44,313
Restricted storm reserve	26,433	25,993
Uncertain tax positions	19,769	54,835
Other deferred credits	39,729	50,572
Total deferred credits	859,639	916,713
Total liabilities and member’s equity	$3,779,401	$3,795,205
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010
Operating activities
Net income	$65,724	$71,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,768	57,626
Unearned compensation expense	1,108	616
Allowance for other funds used during construction	(2,854)	(10,165)
Net deferred income taxes	20,577	7,589
Deferred fuel costs	(16,077)	8,897
Cash surrender value of company-owned life insurance	(88)	(126)
Changes in assets and liabilities:
Accounts receivable	(20,779)	(20,812)
Accounts and notes receivable, affiliate	333	252
Unbilled revenue	3,892	(34,944)
Fuel, materials and supplies inventory	34,660	(713)
Prepayments	1,379	713
Accounts payable	(6,703)	(21,494)
Accounts and notes payable, affiliate	(569)	(18,728)
Customer deposits	6,426	6,384
Post-retirement benefit obligations	(58,678)	(2,331)
Regulatory assets and liabilities, net	(18,531)	(38,433)
Other deferred accounts	(2,230)	1,916
Retainage payable	(430)	-
Taxes accrued	(2,834)	23,602
Interest accrued	(372)	1,155
Risk management assets and liabilities, net	1,990	4,870
Other operating	2,076	(2,191)
Net cash provided by operating activities	70,788	34,932
Investing activities
Additions to property, plant and equipment	(58,453)	(63,781)
Allowance for other funds used during construction	2,854	10,165
Transfer of cash from restricted accounts	5,849	7,522
Other investing	1,160	(293)
Net cash used in investing activities	(48,590)	(46,387)
Financing activities
Retirement of long-term debt	(6,283)	(5,947)
Distribution to parent	(50,000)	(75,000)
Other financing	(986)	(937)
Net cash used in financing activities	(57,269)	(81,884)
Net decrease in cash and cash equivalents	(35,071)	(93,339)
Cash and cash equivalents at beginning of period	184,912	138,113
Cash and cash equivalents at end of period	$149,841	$44,774
Supplementary cash flow information
Interest paid (net of amount capitalized)	$42,473	$37,222
Income taxes paid (refunded)	$2,233	$(5,425)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment	$20,281	$7,137
Non-cash additions to property, plant and equipment	$2,257	$304,134
Non-cash assumption of deferred tax liability	$-	$78,402
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 10	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	LPSC Fuel Audit	Cleco Corporation and Cleco Power
Note 13	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 14	Evangeline Transactions	Cleco Corporation
Note 15	Acadia Transactions	Cleco Corporation and Cleco Power
Note 16	Subsequent Event	Cleco Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority owned subsidiaries after elimination of intercompany accounts and transactions.
Prior to April 30, 2011, Cleco reported its investment in Cajun on the equity method of accounting.  In conjunction with the disposition of Acadia Unit 2 to Entergy Louisiana, APH received 100% ownership in Acadia in exchange for its 50% ownership interest in Cajun, and Acadia became a consolidated subsidiary of APH.  Following the disposition, Acadia’s assets, liabilities, revenues, expenses, and cash flows are presented on the corresponding line items of Cleco’s condensed consolidated financial statements, prospectively.  For additional information on the Acadia Unit 2 transaction, see Note 15 — “Acadia Transactions — Acadia Unit 2.”
Cleco and Cleco Power report the investment in Oxbow on the equity method of accounting.  Under the equity method, the assets and liabilities of this entity are reported as equity investment in investees on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets.  The revenue and expenses of this entity are netted and reported as equity income or loss from investees on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. For additional information on the operations of these entities, see Note 10 — “Variable Interest Entities.”

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
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The unaudited financial information included in the condensed consolidated financial statements of Cleco Corporation and Cleco Power reflects all adjustments of a normal recurring nature which are, in the opinion of the management of Cleco Corporation and Cleco Power, necessary for a fair statement of the financial position and the results of operations for the interim periods.  Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery, and other factors, and is not indicative necessarily of the results that may be expected for the full fiscal year.  For additional information on recent authoritative guidance and its effect on financial results, see Note 2 — “Recent Authoritative Guidance.”

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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

(THOUSANDS)	AT JUNE 30, 2011	AT DECEMBER 31, 2010
Regulated utility plants	$3,582,201	$3,552,054
Other	257,010	258,842
Total property, plant and equipment	3,839,211	3,810,896
Accumulated depreciation	(1,198,373)	(1,162,456)
Net property, plant and equipment	$2,640,838	$2,648,440

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At June 30, 2011, and December 31, 2010, $35.2 million and $41.0 million of cash, respectively, were restricted.  At June 30, 2011, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $26.4 million reserved at Cleco Power for future storm restoration costs, $8.1 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest, and principal on storm recovery bonds and $0.6 million reserved at Cleco Power for a renewable energy grant received from the Louisiana Department of Natural Resources.  The $5.8 million net decrease in restricted cash from December 31, 2010, to June 30, 2011, is primarily due to the use of Cleco Katrina/Rita funds for a scheduled storm recovery bond payment of $6.3 million and related interest of $3.8 million made in March 2011 and the use of $6.1 million of GO Zone bond funds during the six months ended June 30, 2011.  These decreases were partially offset by $9.4 million of collections for Cleco Katrina/Rita funds, $0.6 million of a renewable energy grant received, and $0.4 million in collections of storm recovery costs.

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

Risk Management
Market risk inherent in Cleco Power’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas on different energy exchanges.  Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas.  Cleco applies the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting because Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power entered into certain financial transactions it considered economic hedges to mitigate the risk associated with a contract for fixed-price power provided to a wholesale customer through December 2010.  These transactions were marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue.  The contract expired on December 31, 2010 along with the economic hedges; therefore, no gain or loss related to the economic hedges was recorded during the three and six months ended June 30, 2011.  For the three and six months ended June 30, 2010, Cleco Power had realized losses of $0.3 million and $0.5 million, and mark-to-market gains of $0.4 million and less than $0.1 million, respectively, recorded in other operations revenue.
Cleco Power has entered into other positions to mitigate the volatility in customer fuel costs.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of risk management assets or liabilities.  Such gain or loss is deferred as a component of deferred fuel assets or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.  Based on market prices at June 30, 2011, and December 31, 2010, the net mark-to-market impact relating to these positions were losses of $7.7 million and $15.1 million, respectively.  Deferred losses relating to closed natural gas positions totaled $2.1 million and $1.6 million at June 30, 2011, and December 31, 2010, respectively.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options, and swap contracts.  These contracts/positions are used to mitigate the risks associated with the volatility in customer fuel costs noted above.  At June 30, 2011, and December 31, 2010, Cleco Power had deposited net collateral of $1.8 million and $4.3 million, respectively, to cover requirements relating to open natural gas futures, options, and swap positions.  The current and long-term portions of collateral are reported as a component of risk management assets or liabilities and other deferred credits, respectively.
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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

payments to mitigate credit risk for transactions entered into for risk management purposes.
In August 2009, Cleco Power entered into a $50.0 million bank loan with variable interest, paid monthly, calculated at 3.00% plus the one-month LIBOR.  The loan was set to mature on August 19, 2012.  In order to mitigate the risk of future floating interest rates, Cleco Power entered into an interest rate swap in the third quarter of 2009.  Based on the notional amount of the bank loan, the swap required a monthly net settlement between Cleco Power’s fixed payment of 1.84% and the swap counterparty’s floating payment of the one-month LIBOR.  The swap was set to mature on May 31, 2012.  Under the authoritative guidance for derivatives and hedging, the swap met the criteria of a cash flow hedge.  Changes in the swap’s fair value related to the effective portion of cash flow hedges were recognized in other comprehensive income, whereas changes in the fair value related to the ineffective portion were recognized in earnings.  As settlements were made, the swap’s other comprehensive income fair values were reclassified into earnings as a component of interest expense.  In November 2010, Cleco Power terminated the interest rate swap and repaid in full the associated $50.0 million bank loan.  At the time of the termination, the remaining $1.1 million of losses in accumulated other comprehensive income were reclassified to other expense.  For the three and six months ended June 30, 2010, there were $0.2 million and $0.4 million, respectively, of reclassification adjustments from accumulated other comprehensive loss to interest expense as a result of monthly settlements.  There was no impact to earnings due to ineffectiveness for the three and six months ended June 30, 2010.  For additional information on accounting for derivatives, see Note 4 — “Fair Value Accounting.”

Reclassifications
The Registrants determined that an error existed in the statement of cash flow methodology for determining non-cash transactions related to property, plant and equipment, specifically the dollar amount of property, plant and equipment acquisitions included in accounts payable for each period.  This caused errors between the operating activities section and investing activities section for prior periods, including 2008, 2009, and 2010.
Cleco and Cleco Power’s Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Cash Flows have been adjusted for each of the reporting periods shown below to correct the presentation of cash flows related to accruals for property, plant and equipment.  These corrections had no impact on the Registrants’ financial condition or results of operations.  Management believes that these corrections did not have a material effect on the Registrants’ Consolidated Statements of Cash Flows or Condensed Consolidated Statements of Cash Flows for each of the reporting periods. The corrections to the Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Cash Flows for each of the reporting periods are presented in the following tables.

Cleco
	FOR THE YEAR ENDED
		2008		2009		2010
(THOUSANDS)	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED
Accounts receivable	$(5,557)	$(5,557)	$8,310	$8,310	$(35,156)	$(16,156)
Accounts payable	$2,806	$(6,334)	$11,231	$18,593	$3,459	$8,167
Retainage payable	$12,709	$(60)	$(11,921)	$(13,011)	$1,913	$(27)
Net cash provided by operating activities	$89,526	$67,618	$135,179	$141,452	$193,405	$215,173
Additions to property, plant and equipment	$(335,757)	$(313,848)	$(250,286)	$(256,558)	$(283,389)	$(305,157)
Net cash used in investing activities	$(368,725)	$(346,817)	$(177,176)	$(183,449)	$(285,137)	$(306,905)
Net decrease in cash and cash equivalents	$(31,530)	$(31,530)	$47,710	$47,710	$45,935	$45,935
Cash and cash equivalents at the beginning of the period	$129,013	$129,013	$97,483	$97,483	$145,193	$145,193
Cash and cash equivalents at the end of the period	$97,483	$97,483	$145,193	$145,193	$191,128	$191,128
Accrued additions to property, plant and equipment	$16,935	$36,074	$3,069	$11,396	$17,765	$6,032

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED		FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
		MARCH 31, 2010		JUNE 30, 2010	SEPTEMBER 30, 2010			MARCH 31, 2011
(THOUSANDS)	AS REPORTED*	AS ADJUSTED	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED
Accounts receivable	$(17,889)	$(17,889)	$(19,498)	$(19,498)	$(49,329)	$(30,329)	$5,042	$(13,958)
Accounts payable	$(50,499)	$(53,362)	$(31,420)	$(25,684)	$(17,248)	$(13,277)	$(31,823)	$(35,617)
Retainage payable	$(862)	$-	$195	$-	$745	$-	$1,004	$(13)
Net cash provided by operating activities	$60,792	$58,791	$102,437	$107,978	$170,141	$192,368	$26,111	$2,302
Additions to property, plant and equipment	$(183,561)	$(181,560)	$(212,119)	$(217,660)	$(230,485)	$(252,711)	$(45,692)	$(21,883)
Net cash used in investing activities	$(149,609)	$(147,608)	$(191,363)	$(196,904)	$(212,592)	$(234,819)	$(43,346)	$(19,537)
Net decrease in cash and cash equivalents	$(52,971)	$(52,971)	$(93,038)	$(93,038)	$(77,357)	$(77,357)	$(53,937)	$(53,937)
Cash and cash equivalents at the beginning of the period	$145,193	$145,193	$145,193	$145,193	$145,193	$145,193	$191,128	$191,128
Cash and cash equivalents at the end of the period	$92,222	$92,222	$52,155	$52,155	$67,836	$67,836	$137,191	$137,191
Accrued additions to property, plant and equipment	$4,039	$10,268	$2,738	$7,232	$17,506	$5,314	$17,155	$23,245
*These amounts were previously revised in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

Cleco Power
	FOR THE YEAR ENDED
		2008		2009		2010
(THOUSANDS)	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED
Accounts receivable	$(5,972)	$(5,972)	$9,646	$9,646	$(35,261)	$(16,261)
Accounts payable	$942	$(8,197)	$10,831	$18,254	$3,936	$8,934
Retainage payable	$12,709	$(60)	$(11,921)	$(13,011)	$1,913	$(27)
Net cash provided by operating activities	$62,078	$40,170	$141,726	$148,059	$148,701	$170,759
Additions to property, plant and equipment	$(334,652)	$(312,744)	$(249,252)	$(255,585)	$(127,153)	$(149,211)
Net cash used in investing activities	$(353,248)	$(331,340)	$(141,998)	$(148,331)	$(112,614)	$(134,672)
Net decrease in cash and cash equivalents	$79,598	$79,598	$46,571	$46,571	$46,799	$46,799
Cash and cash equivalents at the beginning of the period	$11,944	$11,944	$91,542	$91,542	$138,113	$138,113
Cash and cash equivalents at the end of the period	$91,542	$91,542	$138,113	$138,113	$184,912	$184,912
Accrued additions to property, plant and equipment	$16,935	$36,074	$3,069	$11,335	$17,765	$5,697

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED		FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
		MARCH 31, 2010		JUNE 30, 2010	SEPTEMBER 30, 2010			MARCH 31, 2011
(THOUSANDS)	AS REPORTED*	AS ADJUSTED	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED
Accounts receivable	$(20,597)	$(20,597)	$(20,812)	$(20,812)	$(50,579)	$(31,579)	$8,280	$(10,720)
Accounts payable	$(43,863)	$(46,245)	$(27,280)	$(21,494)	$(16,621)	$(12,137)	$(31,202)	$(34,966)
Retainage payable	$(862)	$-	$195	$-	$745	$-	$1,004	$(13)
Net cash provided by operating activities	$(12,130)	$(13,650)	$29,341	$34,932	$76,949	$99,688	$29,081	$5,299
Additions to property, plant and equipment	$(30,257)	$(28,737)	$(58,190)	$(63,781)	$(75,660)	$(98,399)	$(44,501)	$(20,720)
Net cash used in investing activities	$(12,126)	$(10,606)	$(40,796)	$(46,387)	$(49,780)	$(72,519)	$(32,737)	$(8,955)
Net decrease in cash and cash equivalents	$(55,625)	$(55,625)	$(93,339)	$(93,339)	$(110,729)	$(110,729)	$(60,472)	$(60,472)
Cash and cash equivalents at the beginning of the period	$138,113	$138,113	$138,113	$138,113	$138,113	$138,113	$184,912	$184,912
Cash and cash equivalents at the end of the period	$82,488	$82,488	$44,774	$44,774	$27,384	$27,384	$124,440	$124,440
Accrued additions to property, plant and equipment	$4,039	$9,742	$2,738	$7,137	$17,506	$4,757	$17,233	$23,246
*These amounts were previously revised in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED JUNE 30,
			2011			2010
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$70,348			$35,186
Deduct: non-participating stock dividends (4.5% preferred stock)	15			12
Deduct: non-participating stock redemption costs (4.5% preferred stock)	112			-
Basic net income applicable to common stock	$70,221	60,655,538	$1.16	$35,174	60,431,930	$0.58
Effect of dilutive securities
Add: stock option grants		21,634			28,742
Add: restricted stock (LTICP)		346,267			244,597
Diluted net income applicable to common stock	$70,221	61,023,439	$1.15	$35,174	60,705,269	$0.58

				FOR THE SIX MONTHS ENDED JUNE 30,
			2011			2010
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$99,363			$185,155
Deduct: non-participating stock dividends (4.5% preferred stock)	26			23
Deduct: non-participating stock redemption costs (4.5% preferred stock)	112			-
Basic net income applicable to common stock	$99,225	60,613,371	$1.64	$185,132	60,374,233	$3.07
Effect of dilutive securities
Add: stock option grants		21,067			29,713
Add: restricted stock (LTICP)		163,107			115,120
Diluted net income applicable to common stock	$99,225	60,797,545	$1.63	$185,132	60,519,066	$3.06

 Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price.  There were no stock option grants excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2011 and 2010, due to the average market price being higher than the exercise prices of the stock options.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

Preferred Stock Redemption
On June 24, 2011, Cleco Corporation redeemed all 10,288 outstanding shares of its 4.5% preferred stock.  The redemption price was $101 per share plus accrued and unpaid dividends to the redemption date, or $101.296 per share.  As of the redemption date, no shares of 4.5% preferred stock were outstanding.  Holders are no longer entitled to dividends and all rights of such holders as shareholders of Cleco Corporation by reason of their ownership of such 4.5% preferred stock have ceased.

Stock-Based Compensation
At June 30, 2011, Cleco had two stock-based compensation plans:  the ESPP and the LTICP.  Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement.  Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
On January 28, 2011, Cleco granted 145,002 shares of non-vested stock to certain officers, key employees, and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
		FOR THE THREE MONTHS ENDED JUNE 30,				FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010	2011	2010	2011	2010	2011	2010
Equity classification
Non-vested stock	$796	$468	$201	$98	$1,947	$1,130	$522	$268
Stock options	23	13	-	-	36	25	-	-
Total equity classification	$819	$481	$201	$98	$1,983	$1,155	$522	$268
Liability classification
Common stock equivalent units	$364	$481	$154	$174	$1,559	$630	$586	$348
Total pre-tax compensation expense	$1,183	$962	$355	$272	$3,542	$1,785	$1,108	$616
Tax benefit (excluding income tax gross-up)	$455	$370	$137	$105	$1,363	$687	$426	$237

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
In April 2011, FASB issued additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring.  The implementation of this guidance is effective in the first interim or annual period beginning on or after June 15, 2011.  The adoption of this guidance will not have a material impact on the financial condition or results of operations of the Registrants.
In April 2011, FASB issued guidance to improve the accounting for repurchase agreements and other similar agreements.  Specifically, this guidance modifies the criteria for determining when these transactions would be accounted for as financings as opposed to sales or purchases with commitments to repurchase or resale.  The adoption of this guidance is effective in the first interim or annual period beginning on or after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the financial condition or results of operations of the Registrants.
In May 2011, FASB issued guidance on fair value measurements.  This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS (International Financial Reporting Standards).  The adoption of this guidance is effective prospectively for interim and annual periods beginning after December 15, 2011.  Management is currently evaluating this guidance and its potential impact on the Registrants.
In June 2011, FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

components in the statement of changes in equity.  The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance will not have any impact on the financial condition or results of operations of the Registrants.

Note 3 — Regulatory Assets and Liabilities

Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
The following chart summarizes Cleco Power’s regulatory assets and liabilities at June 30, 2011, and December 31, 2010:

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Regulatory assets and liabilities – deferred taxes, net	$208,247	$203,696
Deferred mining costs	$20,392	$21,666
Deferred interest costs	6,850	7,033
Deferred asset removal costs	799	768
Deferred postretirement plan costs	114,909	117,651
Deferred tree trimming costs	9,729	11,086
Deferred training costs	7,564	7,642
Deferred storm surcredits, net	11,138	10,633
Deferred construction carrying costs	14,202	18,830
Lignite mining agreement contingency	3,781	3,781
AFUDC equity gross-up	74,753	74,859
Deferred rate case costs	1,385	1,654
Deferred Acadia Unit 1 acquisition costs	3,024	3,076
Deferred IRP/RFP costs	742	977
Deferred AMI pilot costs	218	283
Total regulatory assets – other	$269,486	$279,939
Deferred construction carrying costs	(65,405)	(87,875)
Deferred fuel and purchased power	20,986	10,348
Total regulatory assets and liabilities, net	$433,314	$406,108

Deferred Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Madison Unit 3.  Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit.  In any calendar year during the construction period, the amount collected from customers was not to exceed 6.5% of Cleco Power’s projected retail revenues.  Cleco Power began collection of the carrying costs and established a regulatory liability in May 2006.  In October 2009, the LPSC voted unanimously to approve Cleco Power’s retail rate plan.  The retail rate plan established that Cleco Power return $183.2 million of carrying costs to customers over a five-year period and record a regulatory asset for all carrying costs incurred by Cleco Power above the actual amount collected from customers.  On February 12, 2010, Madison Unit 3 commenced commercial operation and the new rates became effective.  At that time, Cleco Power began returning the construction carrying costs to customers and amortizing the regulatory asset over a five-year period.  In March 2010, the LPSC issued an order changing the period of return from five years to four years and established that Cleco Power return approximately $167.0 million over the four-year period.  At June 30, 2011, the regulatory liability and the related regulatory asset were $65.4 million and $14.2 million, respectively.  As of June 30, 2011, Cleco Power had returned $101.2 million to customers.  At June 30, 2011, $38.8 million was due to be returned to customers within one year.

Deferred Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  For the three months ended June 30, 2011, approximately 95% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.
The $10.6 million increase in the under-recovered costs was primarily due to the deferral of $17.6 million in additional fuel and purchased power costs and a $0.5 million increase in deferred losses related to closed natural gas positions.  Partially offsetting these increases was a $7.4 million decrease in mark-to-market losses on natural gas positions, which was primarily due to the contractual expiration of certain positions.

Note 4 — Fair Value Accounting

The amounts reflected in Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2011, and December 31, 2010, for cash and cash equivalents, accounts receivable, other accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco and Cleco Power’s long-term debt and Cleco’s nonconvertible preferred stock are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt and by Cleco for preferred stock with similar maturities.  In June 2011, Cleco Corporation redeemed all of its outstanding preferred stock.  For more information on the preferred stock redemption, see Note 1 — “Summary of Significant Accounting Policies — Preferred Stock Redemption.”  The following charts summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments subject to fair value accounting.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

Cleco
	AT JUNE 30, 2011		AT DECEMBER 31, 2010
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$162,126	$162,126	$191,128	$191,128
Restricted cash	$35,199	$35,199	$41,048	$41,048
Long-term debt, excluding debt issuance costs	$1,392,553	$1,496,438	$1,403,836	$1,462,063
Preferred stock not subject to mandatory redemption	$-	$-	$1,029	$844

Cleco Power
	AT JUNE 30, 2011		AT DECEMBER 31, 2010
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$149,841	$149,841	$184,912	$184,912
Restricted cash	$35,103	$35,103	$40,951	$40,951
Long-term debt, excluding debt issuance costs	$1,382,553	$1,486,438	$1,388,836	$1,447,063

At June 30, 2011, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash.  Cleco had $192.6 million ($157.4 million of cash and $35.2 million of restricted cash) in short-term investments in institutional money market funds.  If the money market funds failed to perform under the terms of the investment, Cleco would be exposed to a loss of the invested amounts.  Cleco Power had $180.8 million ($145.7 million of cash and $35.1 million of restricted cash) in short-term investments in institutional money market funds.  If the money market funds failed to perform under the terms of the investments, Cleco Power would be exposed to a loss of the invested amounts.  Collateral on these types of investments is not required by either Cleco or Cleco Power.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  Money market funds must have at least $1.0 billion in assets under management; must have been in existence for not less than two years; must have portfolios not comprised of more than 50% of securities issued by foreign entities; and must be rated in the top two ratings categories by at least one nationally recognized rating agency.  Commercial paper must be issued by a company with headquarters in the U.S. and rated not less than A1 by Standard & Poor’s or P1 by Moody’s.  For split-rated issuers, the second rating must not be lower than either A2 or P2; the issuer’s long-term debt must be rated not lower than A by Standard & Poor’s or A2 by Moody’s; and the issuer cannot be on negative credit watch.  Investments in commercial paper rated A2 by Standard & Poor’s or P2 by Moody’s may be made if approved by the appropriate level of management.

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
The swap met the criteria of a cash flow hedge under the authoritative guidance as it related to derivatives and hedging.  Changes in the swap’s fair value related to the effective portion were recognized in other comprehensive income.  As settlements were made, the swap’s other comprehensive income fair values were reclassified into earnings as a component of interest expense.  In November 2010, Cleco Power terminated the interest rate swap and repaid in full the associated $50.0 million bank loan and all remaining losses in accumulated other comprehensive loss were reclassified to other expense.  For the three and six months ended June 30, 2010, there were $0.2 million and $0.4 million, respectively, of reclassification adjustments from accumulated other comprehensive loss to interest expense as a result of monthly settlements.  There was no impact to earnings due to ineffectiveness for the three and six months ended June 30, 2010.

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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2011	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$-	$-	$-	$-	$97	$-	$97	$-
Institutional money market funds	192,599	-	192,599	-	229,748	-	229,748	-
Total assets	$192,599	$-	$192,599	$-	$229,845	$-	$229,845	$-
Liability Description
Energy market derivatives	$7,665	$1,532	$6,133	$-	$15,245	$3,317	$11,928	$-
Total liabilities	$7,665	$1,532	$6,133	$-	$15,245	$3,317	$11,928	$-

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2011	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$-	$-	$-	$-	$97	$-	$97	$-
Institutional money market funds	180,802	-	180,802	-	224,451	-	224,451	-
Total assets	$180,802	$-	$180,802	$-	$224,548	$-	$224,548	$-
Liability Description
Energy market derivatives	$7,665	$1,532	$6,133	$-	$15,245	$3,317	$11,928	$-
Total liabilities	$7,665	$1,532	$6,133	$-	$15,245	$3,317	$11,928	$-

The derivative assets and liabilities are classified as either current or non-current depending on when the positions close.  All energy market derivative current assets and current liabilities are reported as a net current risk management asset or liability.  All energy market derivative non-current assets and non-current liabilities are reported net in other deferred charges or other deferred credits.  Net presentation is appropriate due to the right of offset included in the master netting agreements.  On the balance sheet, the net current and net non-current derivative positions are netted with the applicable margin deposits.  At June 30, 2011, a net current risk management liability of $5.7 million represented the current derivative positions of $7.6 million reduced by current margin deposits of $1.8 million and option premiums that were less than $0.1 million.  The non-current liability derivative positions of $0.1 million were recorded in other deferred credits.  The institutional money market funds were reported on the Cleco Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash, and non-current restricted cash of $157.4 million, $8.1 million, and $27.1 million, respectively.  At Cleco Power, cash and cash equivalents, current restricted cash, and non-current restricted cash were $145.7 million, $8.1 million, and $27.0 million, respectively, as of June 30, 2011.
Cleco utilizes different valuation techniques for fair value calculations.  In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held.  Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities.  The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return.  For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach.  These techniques have been applied consistently from fiscal period to fiscal period.  Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Cleco had no Level 3 assets or liabilities at June 30, 2011, or December 31, 2010.
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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

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
Cleco has a policy which states that transfers between Levels 1, 2, and 3 are recognized at the end of a reporting period.  During the six months ended June 30, 2011, and the year ended December 31, 2010, Cleco did not experience any transfers between levels.

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
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets as of June 30, 2011, and December 31, 2010:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) FAIR VALUE	BALANCE SHEET LINE ITEM	AT JUNE 30, 2011	DECEMBER 31, 2010
Commodity contracts
Fuel cost hedges:
Current	Risk management liability, net	$(7,576)	$(13,497)
Long-term	Other deferred credits	(89)	(1,651)
Total		$(7,665)	$(15,148)

The following table presents the effect of derivatives not designated as hedging instruments on Cleco Corporation and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011, and 2010:

		FOR THE THREE MONTHS ENDED			FOR THE SIX MONTHS ENDED
		JUNE 30, 2011	JUNE 30, 2010		JUNE 30, 2011	JUNE 30, 2010
(THOUSANDS)	GAIN (LOSS) IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF GAIN RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES	GAIN (LOSS) IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF GAIN RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
Economic hedges	Other operations revenue	$-	$112 (1)	Other operations revenue	$-	$(491	) (2)
Fuel cost hedges(3)	Fuel used for electric generation	5,203	(14,402)	Fuel used for electric generation	8,997	(22,215)
Total		$5,203	$(14,290)		$8,997	$(22,706)
(1)For the three months ended June 30, 2010, Cleco recognized $0.4 million of mark-to-market gains related to economic hedges.
(2)For the six months ended June 30, 2010, Cleco recognized less than $0.1 million of mark-to-market gains related to economic hedges.
(3)In accordance with the authoritative guidance for regulated operations, an additional $7.7 million of unrealized losses and $2.1 million of deferred losses associated with fuel cost hedges are reported in Accumulated Deferred Fuel on the balance sheet as of June 30, 2011, compared to $15.1 million of unrealized losses and $1.6 million of deferred losses associated with fuel cost hedges as of December 31, 2010. As gains and losses are realized in future periods, they will be recorded as Fuel Used for Electric Generation on the Income Statement.

At June 30, 2011, Cleco Power had 5.5 million MMBtus hedged for natural gas fuel costs, which is approximately 7% of the estimated natural gas requirements for a two-year period.  At December 31, 2010, Cleco Power had 9.4 million MMBtus hedged or approximately 11% of gas requirements for a two-year period.
The following table presents the effect of derivatives designated as hedging instruments on Cleco Corporation and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011, and 2010:

	FOR THE THREE MONTHS ENDED JUNE 30, 2011			FOR THE THREE MONTHS ENDED JUNE 30, 2010
(THOUSANDS)	AMOUNT RECOGNIZED IN OCI	AMOUNT OF GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF (LOSS) GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate swap(1)	$-	$-		$(60)	$(197	)*
Treasury rate locks	$-	$89	*	$-	$42	*
* The (loss) gain reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) In November 2010, the interest rate swap was terminated.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

	FOR THE SIX MONTHS ENDED JUNE 30, 2011			FOR THE SIX MONTHS ENDED JUNE 30, 2010
(THOUSANDS)	AMOUNT RECOGNIZED IN OCI	AMOUNT OF GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF (LOSS) GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate swap(1)	$-	$-		$(341)	$(399	)*
Treasury rate locks	$-	$177	*	$-	$83	*
* The (loss) gain reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) In November 2010, the interest rate swap was terminated.

At June 30, 2011, Cleco Power expected $0.4 million of the effective portion of treasury rate locks cash flow hedges to be reclassed from accumulated OCI to a reduction in interest charges over the next 12 months.

Note 5 — Debt

Short-term Debt
At June 30, 2011, Cleco had no short-term debt outstanding compared to $150.0 million outstanding at December 31, 2010. The short-term debt outstanding at December 31, 2010, was a bank term loan Cleco Corporation entered into in February 2010.  The bank term loan had an interest rate of LIBOR plus 2.75% and was set to mature in February 2011.  In January 2011, Cleco extended the bank term loan to mature August 19, 2011 and lowered the interest rate to LIBOR plus 2.50% or ABR plus 1.50%.  On April 29, 2011, Cleco repaid the $150.0 million bank term loan.  As part of the repayment, Cleco paid $0.6 million for accrued interest on the term loan.
Cleco Power had no short-term debt outstanding at June 30, 2011, or December 31, 2010.

Long-term Debt
At June 30, 2011, Cleco’s long-term debt outstanding was $1.4 billion, of which $12.7 million was due within one year, compared to $1.4 billion outstanding at December 31, 2010, of which $12.3 million was due within one year.  The long-term debt due within one year at June 30, 2011, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco, long-term debt decreased $11.9 million primarily due to a $6.3 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2011 and a $5.0 million decrease in credit facility draws outstanding.
At June 30, 2011, Cleco Power’s long-term debt outstanding was $1.4 billion, of which $12.7 million was due within one year, compared to $1.4 billion outstanding at December 31, 2010, of which $12.3 million was due within one year.  The long-term debt due within one year at June 30, 2011, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco Power, long-term debt decreased $6.9 million primarily due to a $6.3 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2011.

Note 6 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees hired before August 1, 2007 are covered by a non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation.  During January 2011, Cleco made $60.0 million in discretionary contributions to the pension plan, with $40.1 million designated for the 2010 plan year and the remaining $19.9 million designated for the 2011 plan year.  Cleco Power expects to be required to make approximately $15.2 million in additional contributions to the pension plan over the next five years, none of which it expects will be required for the remainder of the 2011 or the 2012 plan year.  The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years.  The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three and six months ended June 30, 2011, and 2010, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010	2011	2010
Components of periodic benefit costs:
Service cost	$2,143	$1,973	$379	$383
Interest cost	4,422	4,459	460	499
Expected return on plan assets	(6,811)	(5,248)	-	-
Amortizations:
Transition obligation	-	-	5	5
Prior period service cost	(18)	(18)	(51)	(505)
Net loss	1,376	1,095	256	250
Net periodic benefit cost	$1,112	$2,261	$1,049	$632

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010	2011	2010
Components of periodic benefit costs:
Service cost	$4,195	$3,725	$758	$766
Interest cost	8,815	8,573	921	998
Expected return on plan assets	(12,323)	(10,114)	-	-
Amortizations:
Transition obligation	-	-	10	10
Prior period service cost	(36)	(36)	(103)	(1,010)
Net loss	2,778	1,578	513	500
Net periodic benefit cost	$3,429	$3,726	$2,099	$1,264

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the three and six months ended June 30, 2011, was $0.5 million and $1.1 million, respectively, compared to $0.5 million and $1.0 million for the same periods in 2010.
Cleco Corporation is the plan sponsor for the other benefit plans.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements.  At both June 30, 2011, and December 31, 2010, the current portion of the other benefits liability for Cleco was $3.0 million.  At both June 30, 2011, and December 31, 2010, the current portion of the other benefits liability for Cleco Power was $2.8 million.  The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011, was $0.9 million and $1.8 million, respectively, compared to $0.5 million and $1.1 million for the same periods in 2010.
In March 2010, the President signed the PPACA, a comprehensive health care law.  While the provisions of the PPACA are not effective immediately, the provisions could increase the Registrants’ retiree medical unfunded liability and related expenses before the effective date.  Management will continue to monitor this law and its possible impact on the Registrants.

SERP
Certain Cleco executive officers are covered by the SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP payments.  However, since SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired.  No contributions to the SERP were made during the six months ended June 30, 2011, or 2010.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010	2011	2010
Components of periodic benefit costs:
Service cost	$333	$347	$783	$695
Interest cost	527	525	1,052	1,050
Amortizations:
Prior period service cost	13	14	27	27
Net loss	208	221	470	442
Net periodic benefit cost	$1,081	$1,107	$2,332	$2,214

The SERP liabilities are reported on the individual subsidiaries’ financial statements.  At June 30, 2011, and December 31, 2010, the current portion of the SERP liability for Cleco was $1.8 million and $2.0 million, respectively.  At June 30, 2011, and December 31, 2010, the current portion of the SERP liability for Cleco Power was $0.7 million and $0.6 million, respectively.  The expense related to the SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.3 million and $0.6 million for the three and six months ended June 30, 2011, respectively, compared to $0.3 million and $0.5 million for the same periods in 2010.

401(k) Plan
Most employees are eligible to participate in the 401(k) Plan.  Since January 2008, Cleco Corporation has made matching contributions and funded dividend reinvestments with cash.  Cleco’s 401(k) Plan expense for the three and six months ended June 30, 2011, and 2010 is as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010	2011	2010
401(k) Plan expense	$852	$829	$2,053	$1,859

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three and six months ended June 30, 2011, was $0.2 million and $0.5 million, respectively, compared to $0.2 million and $0.4 million for the same periods in 2010.

Note 7 — Income Taxes

The following table summarizes the effective income tax rates for Cleco Corporation and Cleco Power for the three- and six-month periods ended June 30, 2011, and 2010.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
Cleco Corporation	34.2%	33.1%	32.9%	34.4%
Cleco Power	30.8%	33.0%	31.5%	30.8%

Effective Tax Rates
For the three and six months ended June 30, 2011, the effective income tax rates for Cleco Corporation and Cleco Power are different than the federal statutory rate due to permanent tax deductions, flow-through of tax benefits associated with AFUDC equity, a reversal of the valuation allowance on the deferred tax asset for a capital loss carryforward due to capital gains generated in 2011 as discussed below, and state tax expense.
For the three months ended June 30, 2010, the effective income tax rates for Cleco Corporation and Cleco Power were different than the federal statutory rate due to permanent tax deductions, flow-through of tax benefits associated with AFUDC equity, a valuation allowance on the deferred tax asset for a capital loss carryforward, and state tax expense.
For the six months ended June 30, 2010, the effective income tax rates for Cleco Corporation and Cleco Power were different than the federal statutory rate due to permanent tax deductions, flow-through of tax benefits associated with AFUDC equity, a valuation allowance on the deferred tax asset for a capital loss carryforward, an adjustment for Medicare Part D from health care legislation enacted in the first quarter of 2010, an adjustment for the implementation of new retail rates, and state tax expense.

Valuation Allowance
During 2010, a $1.2 million valuation allowance against the $2.7 million deferred tax asset on capital loss carryforwards was reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets.  This $1.2 million valuation allowance was reversed in the second quarter of 2011 due to capital gains generated in 2011 by the disposition of Acadia Unit 2.

Net Operating Losses
As of June 30, 2011, Cleco generated federal net operating losses and state net operating losses of $97.4 million and $90.0 million, respectively, which will begin to expire in 2031 and 2026.  Cleco Power generated federal net operating losses and state net operating losses of $88.7 million and $81.3 million, respectively, which will begin to expire in 2031 and 2026.  Cleco and Cleco Power consider it more likely than not that these losses will be utilized to reduce future income taxes.  Cleco Power expects to utilize the entire net operating loss carryforward in 2012, while Cleco expects to utilize the entire net operating loss by the end of 2013.

Uncertain Tax Positions
Effective January 1, 2007, Cleco adopted the provisions of the authoritative guidance on accounting for uncertain tax positions.  With this adoption, Cleco classified all interest related to uncertain tax positions as a component of interest payable and interest expense.  The total amount of interest associated with uncertain tax positions at June 30, 2011, and December 31, 2010, recognized on Cleco Corporation’s Condensed Consolidated Balance Sheets was $43.9 million and $41.0 million, respectively.  The total amount of interest associated with uncertain tax positions at June 30, 2011, and December 31, 2010, recognized on Cleco Power’s Condensed Consolidated Balance Sheets was $17.0 million and $15.2 million, respectively.  The total amount of interest expense related to uncertain tax positions for the three months ended June 30, 2011 and 2010, recognized on Cleco Corporation’s Condensed Consolidated Statements of Income was $1.3 million and $2.1 million, respectively.  The total amount of interest expense related to uncertain tax positions for the three months ended June 30, 2011 and 2010, recognized on Cleco Power’s Condensed Consolidated Statements of Income was $0.9 million and $1.3 million, respectively.  The total amount of interest expense related to uncertain tax positions for the six months ended June 30, 2011, and 2010, recognized on Cleco Corporation’s Condensed Consolidated Statements of Income was $2.9 million and $4.0 million, respectively.  The total amount of interest expense related to uncertain tax positions for the six months ended June 30, 2011, and 2010 recognized on Cleco Power’s Condensed Consolidated Statements of Income was $1.8 million and $2.5 million, respectively.  The total liability for unrecognized tax benefits for Cleco Corporation and Cleco Power at June 30, 2011, and December 31, 2010, are shown in the following tables:

Cleco
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at December 31, 2010	$102,785
Reduction for tax positions of current period	(1,813)
Additions for tax positions of prior periods	4,312
Reduction for tax positions of prior periods	(876)
Reduction for settlement with taxing authority	-
Reduction for lapse of statute of limitations	-
Balance at June 30, 2011	$104,408

Cleco Power
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at December 31, 2010	$60,975
Reduction for tax positions of current period	(1,774)
Additions for tax positions of prior periods	-
Reduction for tax positions of prior periods	-
Reduction for settlement with taxing authority	-
Reduction for lapse of statute of limitations	-
Balance at June 30, 2011	$59,201

The federal income tax years that remain subject to examination by the IRS are 2001 through 2010.  The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2001 through 2010.  In December 2010, Cleco deposited $52.2 million with the IRS associated with the years currently under audit, of which $45.9 million reduced accrued income taxes payable and $6.3 million reduced accrued interest payable.  In February 2011, Cleco deposited an additional $8.2 million with the IRS

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

associated with the years currently under audit, which reduced income taxes payable.
Cleco is currently under audit by the IRS which has proposed adjustments to taxes for various issues, including but not limited to, depreciable tax lives, bonus depreciation, deductible storm costs, research and experimentation costs, and repair allowance deductions.  Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2011, could decrease by a maximum of $33.5 million for Cleco Power and $73.3 million for Cleco in the next 12 months as a result of reaching a settlement with the IRS.  The settlement could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.

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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED JUNE 30,
	CLECO		RECONCILING
2011 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$260,485	$-	$-	$-	$260,485
Tolling operations	-	4,222	-	-	4,222
Other operations	12,453	7	526	(3)	12,983
Electric customer credits	(4,822)	-	-	-	(4,822)
Affiliate revenue	348	12	13,075	(13,380)	55
Operating revenue	$268,464	$4,241	$13,601	$(13,383)	$272,923
Depreciation	$28,282	$1,457	$246	$-	$29,985
Interest charges	$24,322	$628	$631	$38	$25,619
Interest income	$168	$-	$(35)	$37	$170
Equity income from investees, before tax	$-	$61,440	$-	$-	$61,440
Federal and state income tax expense (benefit)	$15,879	$21,536	$(895)	$-	$36,520
Segment profit (1)	$35,694	$34,425	$229	$-	$70,348
Additions to long-lived assets	$35,185	$122	$611	$-	$35,918
Equity investment in investees	$13,073	$-	$10	$-	$13,083
Total segment assets	$3,779,401	$233,099	$225,981	$(179,762)	$4,058,719
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$70,348
	Unallocated items:
	Preferred dividends requirements, net of tax			15
	Preferred stock redemption costs, net of tax			112
	Net income applicable to common stock			$70,221

	CLECO		RECONCILING
2010 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$261,101	$-	$-	$-	$261,101
Tolling operations	-	4,399	-	-	4,399
Other operations	9,755	1	492	(3)	10,245
Affiliate revenue	344	13	12,011	(12,210)	158
Operating revenue	$271,200	$4,413	$12,503	$(12,213)	$275,903
Depreciation	$28,162	$1,444	$192	$-	$29,798
Interest charges	$22,318	$1,431	$780	$(11)	$24,518
Interest income	$76	$-	$14	$(10)	$80
Equity loss from investees, before tax	$-	$(1,129)	$-	$-	$(1,129)
Federal and state income tax expense (benefit)	$19,236	$(1,241)	$(606)	$-	$17,389
Segment profit (loss) (1)	$39,089	$(1,991)	$(1,913)	$1	$35,186
Additions to long-lived assets	$32,438	$574	$50	$-	$33,062
Equity investment in investees (2)	$13,073	$73,648	$11	$-	$86,732
Total segment assets (2)	$3,795,205	$316,165	$401,663	$(351,623)	$4,161,410
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$35,186
(2) Balances as of December 31, 2010	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$35,174

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30,
	CLECO		RECONCILING
2011 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$498,953	$-	$-	$-	$498,953
Tolling operations	-	7,003	-	-	7,003
Other operations	24,696	7	1,010	(2)	25,711
Electric customer credits	(5,256)	-	-	-	(5,256)
Affiliate revenue	694	45	24,096	(24,633)	202
Operating revenue	$519,087	$7,055	$25,106	$(24,635)	$526,613
Depreciation	$55,683	$2,913	$487	$1	$59,084
Interest charges	$48,723	$1,211	$2,198	$100	$52,232
Interest income	$281	$1	$(96)	$99	$285
Equity income (loss) from investees, before tax	$-	$62,053	$(1)	$-	$62,052
Federal and state income tax expense (benefit)	$30,279	$20,853	$(2,417)	$(1)	$48,714
Segment profit (1)	$65,724	$33,328	$311	$-	$99,363
Additions to long-lived assets	$75,914	$1,128	$671	$-	$77,713
Equity investment in investees	$13,073	$-	$10	$-	$13,083
Total segment assets	$3,779,401	$233,099	$225,981	$(179,762)	$4,058,719
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$99,363
	Unallocated items:
	Preferred dividends requirements, net of tax			26
	Preferred stock redemption costs, net of tax			112
	Net income applicable to common stock			$99,225

	CLECO		RECONCILING
2010 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$513,899	$-	$-	$-	$513,899
Tolling operations	-	11,863	-	-	11,863
Other operations	20,140	1	983	(5)	21,119
Affiliate revenue	686	918	23,494	(23,791)	1,307
Operating revenue	$534,725	$12,782	$24,477	$(23,796)	$548,188
Depreciation	$50,808	$2,887	$356	$-	$54,051
Interest charges	$41,060	$4,863	$1,626	$(597)	$46,952
Interest income	$234	$-	$605	$(597)	$242
Equity income from investees, before tax	$-	$36,717	$1	$-	$36,718
Gain on toll settlement	$-	$148,402	$-	$-	$148,402
Federal and state income tax expense (benefit)	$31,731	$70,147	$(4,622)	$-	$97,256
Segment profit (1)	$71,249	$112,020	$1,887	$(1)	$185,155
Additions to long-lived assets	$361,993	$1,122	$740	$-	$363,855
Equity investment in investees (2)	$13,073	$73,648	$11	$-	$86,732
Total segment assets (2)	$3,795,205	$316,165	$401,663	$(351,623)	$4,161,410
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$185,155
(2) Balances as of December 31, 2010	Unallocated items:
	Preferred dividends requirements, net of tax			23
	Net income applicable to common stock			$185,132

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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

Power filed its report for the 12 months ended September 30, 2010, which indicated that $9.0 million was due to be returned to customers.  On June 23, 2011, the LPSC Staff completed its review of this report and determined that the results presented by Cleco Power in the September 30, 2010 filing were consistent with the terms of the 2010 FRP and that no changes were necessary.  Cleco Power will issue refunds for this filing to be included on customers’ bills in the third quarter of 2011.
Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2011, reflect accruals for electric customer credits related to the 12 month period ended September 30, 2010, and estimated electric customer credits through the 12 month period ended June 30, 2011.  At June 30, 2011, and December 31, 2010, the provision for rate refund was $14.9 million and $9.6 million, respectively.

Note 10 — Variable Interest Entities

Cleco reports its investments in VIEs in accordance with the authoritative guidance.  Cleco and Cleco Power report the investment in Oxbow on the equity method of accounting.  Under the equity method, the assets and liabilities of this entity are reported as equity investment in investees on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets.  The revenue and expenses of this entity are netted and reported as equity income or loss from investees on Cleco and Cleco Power’s Condensed Consolidated Statements of Income.
Prior to April 30, 2011, Cleco Corporation also reported its investment in Cajun on the equity method of accounting.  In conjunction with the disposition of Acadia Unit 2, APH received 100% ownership in Acadia in exchange for its 50% interest in Cajun, and Acadia became a consolidated subsidiary of APH.

Consolidated VIEs

Acadia
In February 2009, Cleco Power announced that it had chosen the acquisition of Acadia Unit 1 as the lowest bid in its 2007 long-term RFP for capacity beginning in 2010.  Beginning in January 2010, Acadia operated the plant and served Cleco Power under a short-term tolling agreement covering Acadia Unit 1.  In February 2010, Cleco Power acquired Acadia Unit 1 and half of Acadia Power Station’s related common facilities and the tolling agreement was terminated.  In conjunction with this transaction, Acadia became 100% owned by Cajun, which prior to April 29, 2011, was 50% owned by APH and 50% owned by third parties.  For additional information regarding the Acadia Unit 1 transaction, see Note 15 — “Acadia Transactions — Acadia Unit 1.”
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire Acadia Unit 2.  On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana for $298.8 million.  Following the disposition, Acadia no longer owns any materials and supply inventory, property, plant and equipment, or land.  Acadia has minimal ongoing operations relating only to settling accounts receivable and accounts payable resulting from operations prior to the closing of the transaction and servicing indemnifications which Cleco assumed in the transaction.  In conjunction with the transaction, APH received 100% ownership in Acadia in exchange for its 50% interest in Cajun, and Acadia became a consolidated subsidiary of APH.  Cleco Power continues to operate both units at the Acadia Power Station.  For additional information on the Acadia Unit 2 transaction, see Note 15 — “Acadia Transactions — Acadia Unit 2.”
The following tables contain summarized financial information for Cajun prior to the disposition of Acadia Unit 2.

(THOUSANDS)	AT DECEMBER 31, 2010
Current assets	$7,133
Property, plant and equipment, net	203,793
Total assets	$210,926
Current liabilities	$1,950
Other liabilities	9,429
Partners’ (deficit) capital	199,547
Total liabilities and partners’ capital	$210,926

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	*	2010
Operating revenue	$50		$10,861
Operating expenses	1,133		13,291
Gain on sale of assets	71,465		-
Other income	57		172
Income (loss) before taxes	$70,439		$(2,258)
* The 2011 income statement includes activity prior to the April 29, 2011, reconsolidation.

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	*	2010
Operating revenue	$5,227		$14,625
Operating expenses	5,914		23,454
Gain on sale of assets	71,422		82,033
Other income	929		229
Income (loss) before taxes	$71,664		$73,433
* The 2011 income statement includes activity prior to the April 29, 2011, reconsolidation.

Other liabilities at December 31, 2010, represented an indemnification liability related to the Cleco Power transaction.  For additional information on Acadia’s indemnification liability, see Note 11 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”
Prior to the reconsolidation, income tax expenses related to Cajun were recorded on APH’s financial statements.  For the month of April 2011, income taxes related to Cajun on APH’s financial statements were $23.7 million, compared to a tax benefit of $0.5 million for the three months ended June 30, 2010.  For the four months ended April 30, 2011, income taxes related to Cajun on APH’s financial statements were $24.0 million, compared to $13.8 million for the six months ended June 30, 2010.
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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

Equity Method VIEs
Equity investment in investees at June 30, 2011, primarily represented Cleco Power’s $13.1 million investment in Oxbow.  Equity investments which are less than 100% owned by Cleco Innovations LLC represented less than $0.1 million of the total balance.
The following table presents the equity income (loss) from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010
Cajun	$61,440	$(1,129)
Subsidiaries less than 100% owned by Cleco Innovations	-	-
Total equity income	$61,440	$(1,129)

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010
Cajun	$62,053	$36,717
Subsidiaries less than 100% owned by Cleco Innovations	(1)	1
Total equity income	$62,052	$36,718

As a result of the disposition of Acadia Unit 2, Cleco’s 50% share of income from Cajun included $26.2 million of equity income that represents the 2007 investment impairment charge of $45.9 million, partially offset by $19.7 million of capitalized interest during the construction of Acadia.  For additional information on the Acadia Unit 2 transaction, see Note 15 — “Acadia Transactions — Acadia Unit 2.”

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment.  Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO.  Cleco’s current assessment of its maximum exposure to loss related to Oxbow at June 30, 2011, consisted of its equity investment of $13.1 million.  The table below presents the components of Cleco Power’s equity investment in Oxbow.

INCEPTION TO DATE (THOUSANDS)	AT JUNE 30, 2011	AT DECEMBER 31, 2010
Purchase price	$12,873	$12,873
Cash contributions	200	200
Total equity investment in investee	$13,073	$13,073

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

(THOUSANDS)	AT JUNE 30, 2011	AT DECEMBER 31, 2010
Oxbow’s net assets/liabilities	$26,146	$26,146
Cleco Power’s 50% equity	$13,073	$13,073
Cleco’s maximum exposure to loss	$13,073	$13,073

The following tables contain summarized financial information for Oxbow.

(THOUSANDS)	AT JUNE 30, 2011	AT DECEMBER 31, 2010
Current assets	$521	$583
Property, plant and equipment, net	23,498	23,597
Other assets	2,152	2,141
Total assets	$26,171	$26,321
Current liabilities	$25	$175
Partners’ capital	26,146	26,146
Total liabilities and partners’ capital	$26,171	$26,321

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010
Operating revenue	$293	$225
Operating expenses	293	225
Income before taxes	$-	$-

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010
Operating revenue	$498	$319
Operating expenses	498	319
Income before taxes	$-	$-

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

Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA.  The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at an area known as the Devil’s Swamp Lake site just northwest of Baton Rouge, Louisiana.  The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site.  The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site.  The EPA has yet to make a final determination on whether to add Devil’s Swamp Lake site to the NPL.  The PRPs began discussing a potential proposal to the EPA in February 2008.  Negotiations among the PRPs and the EPA are ongoing in regard to the RI/FS for the Devil’s Swamp Lake site, with little progress having been made since February 2008.  Since this investigation is in the preliminary stages, management is unable to determine whether the costs associated with possible remediation of the facility site, if any, will have a material

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Discrimination Complaint
On December 11, 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race.  Each is seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs seek monetary compensation exceeding $35.0 million.  On July 29, 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race.  The plaintiff seeks compensation of no less than $2.5 million and became the thirteenth plaintiff.  On April 13, 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the thirteen cases with prejudice.  Cleco is awaiting the Court’s decision as to summary judgment motions that it has submitted with respect to each of the other twelve cases.  No trial in this matter is currently scheduled.  In view of the uncertainty of the claims, management is not able to predict or give a reasonable estimate of the possible range, if any, of these claims.
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

City of Opelousas
On March 9, 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, on behalf of three Cleco Power customers in Opelousas, Louisiana.  The complaint alleges that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers.  The plaintiffs allege that Cleco Power should have established, solely for customers in Opelousas, retail rates that are separate and distinct from the retail rates that apply to other customers of Cleco Power and that Cleco Power should not collect from customers in Opelousas the storm surcharge approved by the LPSC following Hurricanes Katrina and Rita.  Cleco Power currently operates in Opelousas pursuant to a franchise granted to Cleco Power by the City of Opelousas in 1986 and an operating and franchise agreement dated May 14, 1991, pursuant to which Cleco Power operates its own electric facilities and leases and operates electric facilities owned by the City of Opelousas.  In April 2010, Cleco Power filed a petition with the LPSC appealing to its expertise in declaring that the ratepayers of Opelousas have been properly charged the rates that are applicable to Cleco Power’s retail customers and that no overcharges have been collected.  In addition, Cleco Power removed the purported class action lawsuit filed on behalf of Opelousas electric customers from the state court to the U.S. District Court for the Western District of Louisiana in April 2010, so that it could be properly addressed under the terms of the Class Action Fairness Act.  On May 11, 2010, a second class action lawsuit was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of 249 Opelousas residents.  Cleco Power has responded in the same manner as with the first class action lawsuit.  On September 29, 2010, the federal court remanded both cases to the state court in which they were originally filed for further proceedings.  On January 21, 2011, the presiding judge in the state court proceeding ruled that the jurisdiction to hear the two class actions resides in the state court and not with the LPSC as argued by both Cleco and the LPSC Staff.  Both Cleco and the LPSC Staff appealed this ruling to the Third Circuit Court of Appeals for the State of Louisiana, and await a decision by such court.  On February 7, 2011, the administrative law judge in the LPSC proceeding ruled that the LPSC has jurisdiction to decide the claims raised by the class action plaintiffs.  The customers have not stated an amount of overcharges they seek to recover.  In view of the uncertainty of the claims, management is not able to predict or give a reasonable estimate of the possible range, if any, of these claims.

Madison Unit 3
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Madison Unit 3.  Construction of Madison Unit 3 began in May 2006.  In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which contract has subsequently been amended by the parties.  The project achieved commercial operations on February 12, 2010, whereby Cleco Power accepted care, custody, and control of the unit.  Shaw has not reached project completion under the contract, as various performance tests, the reliability test, and specified boiler performance criteria have not been met.  Shaw must correct identified items, complete performance guarantee tests, meet a 30-day reliability performance test, and correct warranty issues to meet final acceptance by August 11, 2011, or pay certain liquidated damages and financially settle incomplete work.  Cleco Power and Shaw have submitted various claims, relating to the Amended EPC Contract, to arbitration.  On April 30, 2010, Shaw filed a demand for arbitration asserting claims of $32.0 million including impacts due to the 2008 hurricane force majeure, alleged excess fuel moisture, intake water quality and a river embankment slope failure, and the associated recovery of schedule related liquidated damages withheld by Cleco Power.  In May 2010, Cleco Power issued to Shaw a notice of default relating to Shaw’s inability to meet certain material obligations under the Amended EPC Contract.  Furthermore, as a result of Shaw filing the demand for arbitration, certain claims exceeded a $1.0 million threshold, triggering an

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

unwind of certain fuel related matters included in a prior settlement between the parties, Amendment No. 4, and Cleco demanded an associated payment of $19.0 million.  In February 2011, Cleco drew on the Shaw letter of credit in an amount of $19.0 million for amounts relating to the unwind.  Shaw has amended its demand for arbitration to contest the unwind, and is seeking recovery of such amounts in the on-going arbitration proceedings.  Under the arbitration proceedings, Cleco has also filed compulsory counterclaims for liquidated damages associated with Shaw’s inability to meet various guarantees or remedy warranty claims associated with boiler performance burning petroleum coke.  Certain of these matters were argued in arbitration hearings which concluded on June 8, 2011.  On June 24, 2011, Cleco and Shaw each submitted their proposed resolutions to all of the matters in dispute in this arbitration proceeding.  Shaw submitted that Cleco owes $32.5 million in satisfaction of all of such matters.  Cleco submitted that it only owes Shaw $4.0 million.  As of June 30, 2011, Cleco had accrued $4.0 million related to its proposed resolution.  Under the EPC, the arbitrator is required to select one of these two amounts and is expected to announce his decision by August 8, 2011.

LPSC Fuel Audit
The LPSC is currently auditing Cleco Power’s fuel expenditures for the years 2003 through 2008 which includes approximately $3.2 billion of fuel expenses.  Cleco Power has responded to several sets of data requests and the responses are currently under review.  The LPSC has not stated an amount of the fuel costs, if any, that would be disallowed and result in a refund to Cleco Power’s customers.  As such, management is not able to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit as of June 30, 2011.  However, if a disallowance of fuel costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business.  The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued.  Management regularly analyzes current information and, as of June 30, 2011, believes the range of probable and reasonably estimable liabilities based on the eventual disposition of these matters is between $2.0 million and $17.0 million.

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
The off-balance sheet commitments are not recognized on Cleco Corporation’s Condensed Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Cleco’s off-balance sheet commitments as of June 30, 2011, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

		AT JUNE 30, 2011
	FACE		NET
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT
Cleco Corporation
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725	-	3,725
Total	$4,225	-	$4,225

In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement.  This guarantee will be effective through the life of the agreement.
Acadia provided limited guarantees and indemnifications to Cleco Power under the Master Reorganization and Redemption Agreement related to the acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities in February 2010.  In connection with this transaction, Acadia became 100% owned by Cajun.  Prior to April 29, 2011, Cleco Corporation reported the investment in Cajun on the equity method of accounting and therefore APH’s 50% portion of the indemnity was off-balance sheet.  On April 29, 2011, in conjunction with the disposition of Acadia Unit 2, APH received 100% ownership in Acadia in exchange for its 50% interest in Cajun, and Acadia became a consolidated subsidiary of APH.
Acadia and Entergy Services entered into an amended capacity sale and fuel conversion services agreement on June 30, 2010, with an effective date of October 1, 2010.  In conjunction with the agreement, Cleco Corporation provided to Entergy Louisiana a limited guarantee, in an amount not to exceed $10.0 million, for certain performance obligations by

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

Acadia under the agreement.  On April 29, 2011, the agreement and the related guarantee terminated as a result of the Acadia Unit 2 transaction.  For additional information regarding this transaction, see Note 15 — “Acadia Transactions — Acadia Unit 2.”
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.  Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $3.7 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.

Disclosures about Guarantees
Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004.  This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished.  The discounted probability-weighted liability under the guarantees and indemnifications recognized on Cleco Corporation’s Condensed Consolidated Balance Sheets as of June 30, 2011, was $0.2 million.  The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million.  Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.
In February 2010, Cleco Power acquired Acadia Unit 1 and half of Acadia Power Station’s related common facilities. Acadia provided limited guarantees and indemnifications to Cleco Power under the Master Reorganization and Redemption Agreement.  The maximum amount of the potential payment to Cleco Power for indemnifications is $30.0 million, except for the indemnifications relating to the fundamental organizational structure of Acadia against which there is no maximum amount.  Cleco Corporation is obligated to pay a maximum of $10.0 million if Acadia is unable to pay claims to Cleco Power pursuant to the guarantee.  Acadia recorded an indemnification liability and a corresponding reduction of the gain of $13.5 million which represents the fair value of these indemnifications.  In a related agreement, APH agreed to accept 50% of Acadia’s indemnification liability that would be held by the third parties who indirectly owned 50% of Acadia in return for $6.8 million received from the third parties.  The $6.8 million was recorded as an indemnification liability by APH.  Events that would require payments to Cleco Power pursuant to the indemnity include, but are not limited to:

▪	Environmental costs that were caused by events occurring before the closing of the transaction;
▪	Claims against Cleco Power for liabilities retained by Acadia;
▪	Certain conditions of Acadia Unit 1 that were discovered prior to September 30, 2010; and
▪	Breach of fundamental representations of Acadia, such as legal existence, ownership of Acadia Unit 1, and valid authorization to dispose of Acadia Unit 1.

Acadia and APH will be released from the underlying indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising.  The indemnification obligation is expected to have a term of approximately three years, which reflects both contractual expiration of the underlying indemnifications and management’s assumptions about the decreasing probability of a payment due to the passage of time.  After the three-year period, a residual value of less than $0.1 million will remain.  At June 30, 2011, Acadia had an indemnification liability of $8.4 million, which represents the risk of payment, as a contingent sale obligation recorded on Cleco Corporation’s Condensed Consolidated Balance Sheet.  During the three and six months ended June 30, 2011, APH recognized income of less than $0.1 million and $0.5 million, respectively, primarily due to the contractual expiration of the underlying indemnification.  Acadia recognized income of $0.1 million for the three and six months ended June 30, 2011, primarily due to the contractual expiration of the underlying indemnification.
On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 and Acadia Power Station’s remaining common facilities to Entergy Louisiana.  Following the disposition, Acadia no longer owns any materials and supply inventory, property, plant and equipment, or land.  Ongoing operations are minimal relating only to the previously established receivables and payables and servicing of indemnities.  Acadia provided limited guarantees and indemnifications to Entergy Louisiana and recorded an indemnification liability and a corresponding reduction of the gain of $21.8 million, which represents the fair value of these indemnifications.  APH agreed to indemnify the third party owners of Cajun and their affiliates against 50% of Acadia’s liabilities and other obligations related to the Acadia Unit 2 transaction in exchange for $10.9 million received from the third parties.  The $10.9 million was recorded as an indemnification liability by APH.  In conjunction with the disposition of Acadia Unit 2, APH received 100% ownership in Acadia in exchange for its 50% interest in Cajun, and Acadia became a consolidated subsidiary of APH.  Events that would require payments to Entergy Louisiana pursuant to the indemnity include, but are not limited to:

▪	Environmental costs that were caused by events occurring before the closing of the transaction;
▪	Claims against Entergy Louisiana for liabilities retained by Acadia;
▪	Certain conditions of Acadia Unit 2 that were discovered prior to April 2011; and
▪	Breach of fundamental representations of Acadia, such as legal existence, ownership of Acadia Unit 2, and valid authorization to dispose of Acadia Unit 2.

Acadia and APH will be released from the underlying indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

arising.  The indemnification obligation is expected to have a term of three years, which reflects both contractual expiration of the underlying indemnifications and management’s assumptions about the decreasing probability of a payment due to the passage of time.  After the three-year period, a residual value of approximately $0.2 million will remain.  At June 30, 2011, Acadia had an indemnification liability of $21.8 million, which represents the risk of payment, as a contingent sale obligation recorded on Cleco Corporation’s Condensed Consolidated Balance Sheet.  The maximum amount of the potential payment to Entergy Louisiana for the indemnifications is the purchase price of $298.8 million, except for the liabilities retained by Acadia, for which there is no maximum amount.  Cleco Corporation is obligated to pay the same maximum amounts as Acadia if Acadia is unable to pay claims to Entergy Louisiana pursuant to the guarantee.
As part of the Lignite Mining Agreement amended in 2009, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At June 30, 2011, Cleco Power had a liability of $3.8 million related to the amended agreement.  The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap.  The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment.  Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations.  The Amended Lignite Mining Agreement does not terminate pursuant to its terms until 2026 and does not affect the amount the Registrants can borrow under their credit facilities.  Currently, management does not expect to be required to pay DHLC under the guarantee.
The following table summarizes the expected termination dates of the off-balance sheet commitments and on-balance sheet guarantees discussed above:

				AT JUNE 30, 2011
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Off-balance sheet commitments	$4,225	$3,725	$-	$-	$500
On-balance sheet guarantees	34,249	-	30,243	-	4,006
Total	$38,474	$3,725	$30,243	$-	$4,506

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

Other Commitments

Acadia Transactions
In February 2009, Cleco Power announced that it had chosen the acquisition of Acadia Unit 1 as the lowest bid in its 2007 long-term RFP for capacity beginning in 2010.  Beginning in January 2010, Acadia operated the plant and served Cleco Power under a short-term tolling agreement covering Acadia Unit 1.  In February 2010, the transaction closed and the tolling agreement was terminated.  For additional information regarding the Cleco Power transaction, see Note 15 — “Acadia Transactions — Acadia Unit 1.”
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire Acadia Unit 2.  A capacity sale and fuel conversion services agreement between Acadia and Entergy Louisiana began in June 2010.  Effective October 1, 2010, this agreement was subject to a $10.0 million guarantee by Cleco Corporation.  For additional information regarding this guarantee, please refer to “— Off-Balance Sheet Commitments” above.  On April 29, 2011, the transaction closed and the agreement terminated.  Cleco Power will continue to operate both units at the Acadia Power Station.  In connection with this transaction and in exchange for reasonable consideration, APH has indemnified the third-party owners of Cajun and their affiliates against their 50% of Acadia’s liabilities and other obligations related to the Entergy Louisiana transaction.  For additional information on the Acadia Unit 2 transaction, see Note 15 — “Acadia Transactions — Acadia Unit 2.”

Risks and Uncertainties

Cleco Corporation
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Evangeline 2010 Tolling Agreement
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

Note 12 — LPSC Fuel Audit

The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit of fuel adjustment clause filings will be performed not less than every other year.  Cleco Power’s last fuel audit was for the years 2001 and 2002.  Cleco Power currently has fuel adjustment clause filings for 2003 through 2010 subject to audit.  In March 2009, the LPSC proceeded with the audit of fuel adjustment clause filings for the years 2003 through 2008.  The total amount of fuel expenses included in the audit is approximately $3.2 billion.  Cleco Power has responded to several data requests from the LPSC.  These responses are currently under review by the LPSC.  The LPSC has not stated an amount of the fuel costs, if any, that would be disallowed and result in a refund to the customers.  Management is not able to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit as of June 30, 2011.  However, if a disallowance of fuel costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Note 13 — Affiliate Transactions

At June 30, 2011, Cleco Corporation had no affiliate balances that were payable to or due from its affiliates.
Cleco Power has affiliate balances that are payable to or due from its affiliates.  At June 30, 2011, the payable to Support Group was $6.9 million, the payable to Cleco Corporation was $1.0 million, and the payable to other affiliates was less than $0.1 million.  Also, at June 30, 2011, the receivable from Support Group was $2.3 million, the receivable from Cleco Corporation was $0.1 million, and the receivable from other affiliates was $0.1 million.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

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

Note 15 — Acadia Transactions

Acadia Unit 1
In February 2010, Cleco Power completed the acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities.  Cleco Power and the parties executed the definitive agreements in 2009, and received LPSC and FERC approvals for the transaction in January 2010 and February 2010, respectively.  The significant terms of the transaction were:

▪	Cleco Power acquired Acadia Unit 1 and half of the common facilities for $304.0 million;
▪	Cleco Power recognized $78.4 million of deferred taxes on the transaction;
▪	Acadia recognized a gain of $82.0 million;
▪
APH received $6.8 million from third-parties in return for APH’s indemnification against the third parties’ 50% share of Acadia’s liabilities and other obligations related to the Cleco Power transaction; and

▪
Cleco Power owns and operates Acadia Unit 1.  Prior to April 29, 2011, Cleco Power operated Acadia Unit 2 on behalf of Acadia.  On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana.  Cleco Power now operates Acadia Unit 2 on behalf of Entergy Louisiana.

Acadia Unit 2
On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 and Acadia Power Station’s remaining common facilities to Entergy Louisiana.  The significant terms of the transaction were:

▪	Entergy Louisiana acquired Acadia Unit 2 for $298.8 million;
▪	In exchange for $10.9 million, APH indemnified the third-party owners of Cajun and their affiliates against 50% of Acadia’s liabilities and other obligations related to the Acadia Unit 2 transaction;
▪
APH recognized a gain of $62.0 million, which included $26.2 million of equity income that represents the 2007 investment impairment charge of $45.9 million, partially offset by $19.7 million of capitalized interest during the construction of Acadia;

▪	APH received 100% ownership in Acadia in exchange for its 50% interest in Cajun, and Acadia became a consolidated subsidiary of APH; and
▪	Cleco Power operates Acadia Unit 2 on behalf of Entergy Louisiana.

Following the transaction, ongoing operations at Acadia are minimal, relating only to the previously established accounts receivable and accounts payable and servicing of

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

indemnities.  Therefore, Acadia does not meet the definition of a business.

Note 16 — Subsequent Event

New Markets Tax Credits
In July 2011, the operating agreement of the U.S. Bank New Markets Tax Credit Fund 2008-1 LLC (the fund) was amended to facilitate investments in Section 1603 grant qualifying renewable energy projects and to adjust the guaranteed performance targets that the fund is obligated to provide to Cleco.
The tax benefits received from the fund reduce the federal income tax obligations of Cleco.  In total, Cleco will make $286.3 million of equity contributions to the fund and will receive at least $304.6 million of net tax benefits and cash from the inception of the investment in 2008 over the life of the investment, which ends in 2018.  The following table reflects remaining future equity contributions.

(THOUSANDS)	CONTRIBUTION
Six months ending December 31, 2011	$25,442
Years ending December 31,
2012	76,629
2013	36,225
2014	22,927
2015	21,904
Thereafter	20,808
Total	$203,935

Of the $203.9 million, $62.5 million is due to be paid within the next twelve months.  Due to the right of offset, the investment and associated debt are presented on Cleco Corporation’s Condensed Consolidated Balance Sheet in the line item titled tax credit fund investment, net.  The amount of tax benefits delivered in excess of capital contributions as of June 30, 2011 is $71.8 million.  The amount of tax benefits received but not utilized as of June 30, 2011 is $62.6 million and is reflected as a deferred tax asset.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and Cleco Corporation and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2011, and June 30, 2010.

RESULTS OF OPERATIONS

Overview
Cleco is a regional energy services holding company that conducts substantially all of its business operations through its two primary subsidiaries:

▪
Cleco Power, an integrated electric utility services company regulated by the LPSC, FERC, and other regulators, which serves approximately 279,000 customers across Louisiana and also engages in energy management activities; and

▪
Midstream, a merchant energy company regulated by FERC, which owns Evangeline (which operates Coughlin).  Prior to April 29, 2011, Midstream also owned a 50 percent indirect interest in Acadia.  On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 15 — Acadia Transactions — Acadia Unit 2.”

Cleco Power
Many factors affect Cleco Power’s primary business of selling electricity.  These factors include the presence of a stable regulatory environment, which can impact cost recovery and return on equity, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; and the ability to meet increasingly stringent regulatory and environmental standards.  Key initiatives that Cleco Power is currently working on include the Acadiana Load Pocket project and the AMI project.  Another key project, the Teche Unit 4 Blackstart project, was completed in April 2011.  A brief discussion of these projects is included below.

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket.  The project received LPSC and SPP approval in February 2009.  Cleco Power’s initial portion of the estimated cost was approximately $150.0 million, including AFUDC.  Due to lower material and labor costs than initially expected, Cleco Power’s estimated costs for its portion of the project were reduced to $125.0 million, including AFUDC.  At June 30, 2011, Cleco Power had spent $74.4 million on the project and expects to incur an additional $23.0 million during 2011, including AFUDC.  The costs associated with the completed portions of the Acadiana Load Pocket project are included in base revenue.  The project is estimated to be 77% complete with the final completion date expected in 2012.  For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Acadiana Load Pocket Project” in the Registrants’ Combined

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  For information on the impact the Acadiana Load Pocket project is expected to have on base revenue, see “— Comparison of the Six Months Ended June 30, 2011, and 2010 — Cleco Power — Base.”

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement smart-grid technology for all of Cleco Power’s retail customers.  Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million.  The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009.  Smart-grid technology includes the installation of electric meters that enable two-way communication capabilities between a home or business and a utility company.  At June 30, 2011, Cleco Power had incurred $5.1 million in project costs, of which $2.3 million has been submitted to the DOE for reimbursement.  As of June 30, 2011, Cleco Power had received $1.4 million in payments from the DOE.  The project is expected to be completed in the second quarter of 2013.  For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Other Matters — AMI Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Teche Unit 4 Blackstart Project
In April 2011, Cleco Power completed work on its project to improve its “blackstart” process (the return of its generation system to service in the event of a total shutdown).  The project was considered complete when a 33-MW gas turbine at Teche Power Station, which has been designated Teche Unit 4, was placed into commercial operation.  At June 30, 2011, Cleco Power had spent $29.4 million on the project and expects to incur an additional $0.5 million during the remainder of 2011.  For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Other Matters — Teche Unit 4 Blackstart Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Cleco Midstream

Evangeline
In March 2010, Evangeline restructured its tolling agreement with JPMVEC and shortened the expiration of the prior long-term agreement from 2020 to December 31, 2011 (with a JPMVEC option to extend one year).  JPMVEC did not exercise the option to extend the tolling agreement and as a result, Coughlin’s capacity and energy will be available to Midstream beginning January 1, 2012.  Currently, Midstream is marketing Coughlin’s capacity for periods beginning on or after January 1, 2012, and is evaluating various options to optimize Coughlin’s value.

Acadia
In October 2009, Acadia and Entergy Louisiana executed definitive agreements whereby Entergy Louisiana would purchase Acadia Unit 2.  On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana for $298.8 million.  APH’s portion of the proceeds from the sale were used to repay Cleco Corporation’s $150.0 million bank term loan.  For additional information on the Acadia Unit 2 transaction, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 15 — Acadia Transactions — Acadia Unit 2.”

Comparison of the Three Months Ended June 30, 2011, and 2010

Cleco Consolidated
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue, net	$272,923	$275,903	$(2,980)	(1.1)%
Operating expenses	202,628	195,809	(6,819)	(3.5)%
Operating income	$70,295	$80,094	$(9,799)	(12.2)%
Equity income (loss) from investees, before tax	$61,440	$(1,129)	$62,569	*
Other income	$1,050	$266	$784	294.7%
Other expense	$1,344	$2,577	$1,233	47.8%
Interest charges	$25,619	$24,518	$(1,101)	(4.5)%
Federal and state income taxes	$36,520	$17,389	$(19,131)	(110.0)%
Net income applicable to common stock	$70,221	$35,174	$35,047	99.6%
* Not meaningful

Consolidated net income applicable to common stock increased $35.0 million, or 99.6%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to the gain at Midstream related to the Acadia Unit 2 transaction and higher corporate earnings.  Partially offsetting this increase were lower Cleco Power earnings.
Operating revenue, net decreased $3.0 million, or 1.1%, in the second quarter of 2011 compared to the second quarter of 2010 primarily as a result of higher electric customer credits at Cleco Power, partially offset by the gain related to sales of Cleco Power’s fuel oil supply.
Operating expenses increased $6.8 million, or 3.5%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to higher other operations and maintenance expenses at Cleco Power and Evangeline.
Equity income from investees increased $62.6 million in the second quarter of 2011 compared to the second quarter of 2010 primarily due to increased equity earnings at APH primarily from the recognition of a $62.0 million gain from the disposition of Acadia Unit 2 and Acadia Power Station’s remaining common facilities to Entergy Louisiana.
Other income increased $0.8 million, or 294.7%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to increases in the cash surrender value of life insurance policies at Cleco Corporation.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

Other expense decreased $1.2 million, or 47.8%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to lower charitable donations and the absence in the second quarter of 2011 of decreases in the cash surrender value of life insurance policies at Cleco Corporation.
Interest charges increased $1.1 million, or 4.5%, during the second quarter of 2011 compared to the second quarter of 2010 primarily due to higher interest charges at Cleco Power.  Partially offsetting this increase were lower interest charges related to uncertain tax positions at Evangeline.
Federal and state income taxes increased $19.1 million, or 110.0%, during the second quarter of 2011 compared to the second quarter of 2010 primarily due to an increase in pre-tax income, excluding equity AFUDC.  Federal and state income taxes increased $20.6 million for the change in pre-tax income excluding AFUDC equity and $1.2 million to record tax expense at the consolidated projected annual effective tax rate.  These increases were partially offset by $2.4 million for the tax impact of a valuation allowance for capital loss carryforwards recorded in 2010 and reversed in 2011 due to capital gains generated in 2011, and $0.3 million for miscellaneous items.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue
Base	$157,934	$157,057	$877	0.6%
Fuel cost recovery	102,551	104,044	(1,493)	(1.4)%
Electric customer credits	(4,822)	-	(4,822)	-
Other operations	12,453	9,755	2,698	27.7%
Affiliate revenue	348	344	4	1.2%
Operating revenue, net	268,464	271,200	(2,736)	(1.0)%
Operating expenses
Fuel used for electric generation – recoverable	77,277	79,676	2,399	3.0%
Power purchased for utility customers – recoverable	25,269	24,331	(938)	(3.9)%
Non-recoverable fuel and power purchased	1,199	2,059	860	41.8%
Other operations	29,912	28,051	(1,861)	(6.6)%
Maintenance	22,581	19,704	(2,877)	(14.6)%
Depreciation	28,282	28,162	(120)	(0.4)%
Taxes other than income taxes	8,396	7,909	(487)	(6.2)%
Total operating expenses	192,916	189,892	(3,024)	(1.6)%
Operating income	$75,548	$81,308	$(5,760)	(7.1)%
Interest charges	$24,322	$22,318	$(2,004)	(9.0)%
Federal and state income taxes	$15,879	$19,236	$3,357	17.5%
Net income	$35,694	$39,089	$(3,395)	(8.7)%

Cleco Power’s net income in the second quarter of 2011 decreased $3.4 million, or 8.7%, compared to the second quarter of 2010.  Contributing factors include:

▪	higher electric customer credits,
▪	higher other operations and maintenance expenses, and
▪	higher interest charges.

These were partially offset by:

▪	higher other operations revenue,
▪	higher base revenue,
▪	lower non-recoverable fuel and power purchased, and
▪	lower effective income tax rate.

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2011	2010	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	871	854	2.0%
Commercial	648	627	3.3%
Industrial	597	543	9.9%
Other retail	33	34	(2.9)%
Total retail	2,149	2,058	4.4%
Sales for resale	397	426	(6.8)%
Unbilled	204	251	(18.7)%
Total retail and wholesale customer sales	2,750	2,735	0.5%

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$69,338	$62,012	11.8%
Commercial	44,309	39,140	13.2%
Industrial	21,205	19,050	11.3%
Other retail	2,418	2,249	7.5%
Surcharge	2,833	1,660	70.7%
Other	(1,585)	(1,704)	7.0%
Total retail	138,518	122,407	13.2%
Sales for resale	11,039	10,673	3.4%
Unbilled	8,377	23,977	(65.1)%
Total retail and wholesale customer sales	$157,934	$157,057	0.6%

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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

			FOR THE THREE MONTHS ENDED JUNE 30,
				2011 CHANGE
	2011	2010	NORMAL	PRIOR YEAR	NORMAL
Cooling-degree days	1,206	1,163	898	3.7%	34.3%

Base
Base revenue increased $0.9 million, or 0.6%, during the second quarter of 2011 compared to the second quarter of 2010 primarily due to higher electric sales, generally resulting from favorable weather.  Cleco Power anticipates base revenue over the remainder of 2011 of $3.6 million and an additional $6.8 million for 2012 associated with the completed portions of the Acadiana Load Pocket transmission project.
Cleco Power expects new industrial load to be added during the remainder of 2011, 2012, and 2013, principally driven by expected development of Haynesville shale gas recently discovered in Northwestern Louisiana and the construction of a new gas storage facility.  In addition, Cleco Power also expects to begin providing service to expansions of current customers’ operations, as well as service to a new customer.  These expansions of service to current customers and service to a new customer are expected to contribute base revenue of $4.7 million during the remainder of 2011, an additional $2.4 million in 2012, and an additional $0.3 million in 2013.  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers decreased $1.5 million, or 1.4%, during the second quarter of 2011 compared to the second quarter of 2010 primarily due to decreases in the per-unit cost of fuel used for electric generation.  Partially offsetting the decrease were increases in the per-unit cost of power purchased for utility customers and higher volumes of fuel used for electric generation and power purchased for utility customers.  Changes in fuel costs historically have not significantly affected Cleco Power’s net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 95% of Cleco Power’s total fuel cost during the second quarter of 2011 was regulated by the LPSC, while the remainder was regulated by FERC.  Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC.  For information on Cleco Power’s current LPSC fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — LPSC Fuel Audit.”

Electric Customer Credits
Electric customer credits increased $4.8 million during the second quarter of 2011 compared to the second quarter of 2010 as a result of recording an estimated accrual for a rate refund based on actual results for the 12 months ended June 30, 2011.  For additional information on the accrual for electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $2.7 million, or 27.7%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to the gain related to sales of Cleco Power’s fuel oil supply.

Operating Expenses
Operating expenses increased $3.0 million, or 1.6%, in the second quarter of 2011 compared to the second quarter of 2010.  Fuel used for electric generation (recoverable) decreased $2.4 million, or 3.0%, primarily due to lower per unit costs of fuel used for electric generation.  Partially offsetting this decrease were higher volumes of fuel used for electric generation as compared to the second quarter of 2010.  Power purchased for utility customers (recoverable) increased $0.9 million, or 3.9%, largely due to higher volumes and higher per unit costs of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $0.9 million, or 41.8%, primarily due to the absence of non-recoverable expenses related to fixed-price power that was provided to a wholesale customer in the second quarter of 2010.  Other operations expense increased $1.9 million, or 6.6%, primarily due to higher transmission and generating station expenses, higher customer service expenses, and higher employee benefit costs and administrative expenses.  Partially offsetting these increases were lower professional fees.  Maintenance expense increased $2.9 million, or 14.6%, primarily due to higher transmission, distribution, and generating station maintenance work performed during the second quarter of 2011.

Interest Charges
Interest charges increased $2.0 million, or 9.0%, during the second quarter of 2011 compared to the second quarter of 2010 primarily due to $3.8 million related to the November 2010 issuance of $250.0 million of senior notes.  Partially offsetting this increase were $1.8 million related to other miscellaneous interest charges and the repayment of insured quarterly notes and a bank term loan in October 2010 and November 2010, respectively.

Income Taxes
Federal and state income taxes decreased $3.4 million, or 17.5%, during the second quarter of 2011 compared to the second quarter of 2010.  The decrease is primarily due to a $2.8 million change in pre-tax income excluding AFUDC equity and $2.4 million for the tax impact of a valuation allowance

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

for capital loss carryforwards recorded in 2010 and reversed in 2011 due to capital gains generated in 2011.  These decreases were partially offset by $1.8 million to record tax expense at the projected annual effective tax rate.

Midstream
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue
Tolling operations	$4,222	$4,399	$(177)	(4.0)%
Other operations	7	1	6	600.0%
Affiliate revenue	12	13	(1)	(7.7)%
Operating revenue	4,241	4,413	(172)	(3.9)%
Operating expenses
Other operations	2,058	1,822	(236)	(13.0)%
Maintenance	5,534	1,851	(3,683)	(199.0)%
Depreciation	1,457	1,444	(13)	(0.9)%
Taxes other than income taxes	626	75	(551)	(734.7)%
(Gain) loss on sale of assets	(506)	6	512	*
Total operating expenses	9,169	5,198	(3,971)	(76.4)%
Operating loss	$(4,928)	$(785)	$(4,143)	(527.8)%
Equity income (loss) from investees, before tax	$61,440	$(1,129)	$62,569	*
Interest charges	$628	$1,431	$803	56.1%
Federal and state income tax expenses (benefit)	$21,536	$(1,241)	$(22,777)	*
Net income (loss)	$34,425	$(1,991)	$36,416	*
* Not meaningful

Factors affecting Midstream during the second quarter of 2011 are described below.

Operating Revenue
Operating revenue decreased $0.2 million, or 3.9%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to lower tolling revenue at Evangeline resulting from lower plant run time.

Operating Expenses
Operating expenses increased $4.0 million, or 76.4%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to higher maintenance expenses at Evangeline resulting from an outage.

Equity Income from Investees
Equity income from investees increased $62.6 million during the second quarter of 2011 compared to the second quarter of 2010 primarily due to increased equity earnings at APH.  The increased equity earnings were primarily from the recognition of a $62.0 million gain from the disposition of Acadia Unit 2 and Acadia Power Station’s remaining common facilities to Entergy Louisiana.  For additional information on the disposition of Acadia Unit 2, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Variable Interest Entities and Note 15 — Acadia Transactions — Acadia Unit 2.”

Interest Charges
Interest charges decreased $0.8 million, or 56.1%, during the second quarter of 2011 compared to the second quarter of 2010 primarily due to lower interest charges related to uncertain tax positions.

Income Taxes
Federal and state income taxes increased $22.8 million during the second quarter of 2011 compared to the second quarter of 2010 primarily due to the disposition of Acadia Unit 2 to Entergy Louisiana.  The effective income tax rate is different than the federal statutory rate due to state tax expense.

Comparison of the Six Months Ended June 30, 2011, and 2010

Cleco Consolidated
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue, net	$526,613	$548,188	$(21,575)	(3.9)%
Operating expenses	391,088	412,197	21,109	5.1%
Operating income	$135,525	$135,991	$(466)	(0.3)%
Allowance for other funds used during construction	$2,854	$10,165	$(7,311)	(71.9)%
Equity income from investees, before tax	$62,052	$36,718	$25,334	69.0%
Gain on toll settlement	$-	$148,402	$(148,402)	-
Other income	$2,254	$807	$1,447	179.3%
Interest charges	$52,232	$46,952	$(5,280)	(11.2)%
Federal and state income taxes	$48,714	$97,256	$48,542	49.9%
Net income applicable to common stock	$99,225	$185,132	$(85,907)	(46.4)%

Consolidated net income applicable to common stock decreased $85.9 million, or 46.4%, in the first six months of 2011 compared to the first six months of 2010 primarily due to gains at Midstream related to the termination of the Evangeline Tolling Agreement and Acadia Unit 1 transaction in the first half of 2010, partially offset by the 2011 gain from the Acadia Unit 2 transaction.  Also contributing to the decrease were lower Cleco Power and corporate earnings.
Operating revenue, net decreased $21.6 million, or 3.9%, in the first six months of 2011 compared to the first six months of 2010 largely as a result of lower fuel cost recovery revenue at Cleco Power due to lower per unit costs of fuel used for electric generation.  Also contributing to the decrease were lower per unit costs and volumes of power purchased for utility customers.
Operating expenses decreased $21.1 million, or 5.1%, in the first six months of 2011 compared to the first six months of 2010 primarily due to lower per unit costs and volumes of power purchased for utility customers.
Allowance for other funds used during construction decreased $7.3 million, or 71.9%, in the first six months of 2011 compared to the first six months of 2010 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.
Equity income from investees increased $25.3 million, or 69.0%, in the first six months of 2011 compared to the first six months of 2010 primarily due to increased equity earnings at

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

APH primarily from the recognition of a $62.0 million gain from the disposition of Acadia Unit 2 and Acadia Power Station’s remaining common facilities to Entergy Louisiana and lower maintenance expenses on Acadia Unit 2.  Partially offsetting this increase was the absence of the gain from Cleco Power’s acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities during 2010.  For additional information on the Acadia Unit 1 and 2 transactions, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Variable Interest Entities and Note 15 — Acadia Transactions.”
Gain on toll settlement was $148.4 million in the first six months of 2010 due to transactions related to the termination of the existing Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Evangeline Transactions.”
Other income increased $1.4 million, or 179.3%, in the first six months of 2011 compared to the first six months of 2010 primarily due to higher gains on the cash surrender value of life insurance policies at Cleco Corporation.
Interest charges increased $5.3 million, or 11.2%, during the first six months of 2011 compared to the first six months of 2010 primarily due to higher interest charges at Cleco Power.
Federal and state income taxes decreased $48.5 million, or 49.9%, during the first six months of 2011 compared to the first six months of 2010.  Decreases include $49.0 million for the change in pre-tax income excluding AFUDC equity, $2.4 million for the tax impact of a valuation allowance for capital loss carryforwards recorded in 2010 and reversed in 2011 due to capital gains generated in 2011, $1.9 million for a Medicare D adjustment resulting from new legislation enacted in 2010, and $1.0 million for other miscellaneous items.  These decreases were partially offset by $3.0 million for the adjustment in 2010 related to the implementation of the new rates approved by the LPSC and $2.8 million to record tax expense at the consolidated projected annual effective tax rate.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue
Base	$292,007	$272,005	$20,002	7.4%
Fuel cost recovery	206,946	241,894	(34,948)	(14.4)%
Electric customer credits	(5,256)	-	(5,256)	-
Other operations	24,696	20,140	4,556	22.6%
Affiliate revenue	694	686	8	1.2%
Operating revenue, net	519,087	534,725	(15,638)	(2.9)%
Operating expenses
Fuel used for electric generation – recoverable	173,421	172,295	(1,126)	(0.7)%
Power purchased for utility customers – recoverable	33,519	69,594	36,075	51.8%
Non-recoverable fuel and power purchased	2,222	6,978	4,756	68.2%
Other operations	55,901	52,460	(3,441)	(6.6)%
Maintenance	38,194	31,426	(6,768)	(21.5)%
Depreciation	55,683	50,808	(4,875)	(9.6)%
Taxes other than income taxes	16,783	15,949	(834)	(5.2)%
Gain (loss) on sale of assets	(1)	39	40	102.6%
Total operating expenses	375,722	399,549	23,827	6.0%
Operating income	$143,365	$135,176	$8,189	6.1%
Allowance for other funds used during construction	$2,854	$10,165	$(7,311)	(71.9)%
Interest charges	$48,723	$41,060	$(7,663)	(18.7)%
Federal and state income taxes	$30,279	$31,731	$1,452	4.6%
Net income	$65,724	$71,249	$(5,525)	(7.8)%

Cleco Power’s net income in the first six months of 2011 decreased $5.5 million, or 7.8%, compared to the first six months of 2010.  Contributing factors include:

▪	higher other operations and maintenance expenses,
▪	higher interest charges,
▪	lower allowance for other funds used during construction,
▪	higher electric customer credits,
▪	higher depreciation expense, and
▪	higher effective income tax rate.

These were partially offset by:

▪	higher base revenue,
▪	lower non-recoverable fuel and power purchased expenses, and
▪	higher other operations revenue.

	FOR THE SIX MONTHS ENDED JUNE 30,
(MILLION kWh)	2011	2010	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,831	1,893	(3.3)%
Commercial	1,242	1,219	1.9%
Industrial	1,151	1,087	5.9%
Other retail	66	69	(4.3)%
Total retail	4,290	4,268	0.5%
Sales for resale	843	902	(6.5)%
Unbilled	39	127	(69.3)%
Total retail and wholesale customer sales	5,172	5,297	(2.4)%

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2011	2010	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$136,527	$108,509	25.8%
Commercial	88,401	68,703	28.7%
Industrial	41,855	33,211	26.0%
Other retail	4,884	4,006	21.9%
Surcharge	4,550	5,855	(22.3)%
Other	(3,295)	(2,679)	(23.0)%
Total retail	272,922	217,605	25.4%
Sales for resale	22,978	19,456	18.1%
Unbilled	(3,893)	34,944	(111.1)%
Total retail and wholesale customer sales	$292,007	$272,005	7.4%

The following chart shows how cooling- and heating–degree days varied from normal conditions and from the prior period.  Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2011 CHANGE
	2011	2010	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	937	1,317	999	(28.9)%	(6.2)%
Cooling-degree days	1,345	1,175	964	14.5%	39.5%

Base
Base revenue increased $20.0 million, or 7.4%, during the first six months of 2011 compared to the first six months of 2010 primarily due to the base rate increase that became effective in February 2010, which included Madison Unit 3 and the investment in Acadia Unit 1.  Also included in base revenue were amounts related to the completed portions of the Acadiana Load Pocket transmission project.  Partially offsetting these increases were lower kWh electric sales, primarily related to milder winter weather in the first quarter of 2011.  For information on the anticipated effects of changes in base revenue in future periods, see “— Comparison of the Three Months Ended June 30, 2011, and 2010 — Cleco Power — Base.”  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers decreased $34.9 million, or 14.4%, during the first six months of 2011 compared to the first six months in 2010 primarily due to decreases in the per-unit cost of fuel used for electric generation and power purchased for utility customers.  Also contributing to the decrease were lower volumes of power purchased for utility customers.  Partially offsetting the decrease were higher volumes of fuel used for electric generation.  Lower volumes of power purchased were primarily due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1 during 2010.  For information on Cleco Power’s ability to recover fuel and purchase power costs, see “— Comparison of the Three Months Ended June 30, 2011, and 2010 — Cleco Power — Fuel Cost Recovery.”

Electric Customer Credits
Electric customer credits increased $5.3 million during the first six months of 2011 compared to the first six months of 2010 as a result of recording an estimated accrual for a rate refund based on actual results for the 12 months ended June 30, 2011.  For additional information on the accrual of electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $4.6 million, or 22.6%, in the first six months of 2011 compared to the first six months of 2010 primarily due to $2.7 million related to the gain on sales of Cleco Power’s fuel oil supply, $1.1 million of higher mineral lease payments, $0.5 million related to the absence of unfavorable results in the first half of 2010 relating to economic hedge transactions associated with fixed-price power that was provided to a wholesale customer, and $0.3 million of higher customer fees.

Operating Expenses
Operating expenses decreased $23.8 million, or 6.0%, in the first six months of 2011 compared to the first six months of 2010.  Fuel used for electric generation (recoverable) increased $1.1 million, or 0.7%, primarily due to higher volumes of fuel used as compared to the first six months of 2010.  Partially offsetting this increase were lower per unit costs of fuel used for electric generation.  Power purchased for utility customers (recoverable) decreased $36.1 million, or 51.8%, largely due to lower volumes and lower per-unit costs of purchased power.  Lower volumes of power purchased were primarily due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and purchased power decreased $4.8 million, or 68.2%, primarily due to the absence of non-recoverable expenses related to fixed-price power that was provided to a wholesale customer during 2010 and lower capacity payments made during the first six months of 2011 primarily due to the commencement of commercial operations of Madison Unit 3 and the acquisition of Acadia Unit 1.  Other operations expense increased $3.4 million, or 6.6%, primarily due to higher transmission and generating station expenses, higher employee benefit costs and administrative expenses, higher customer service expenses, and higher general liability expense.  Partially offsetting these increases were lower professional fees.  Maintenance expense increased $6.8 million, or 21.5%, primarily due to higher generating station,

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

distribution, and transmission maintenance work performed during the first six months of 2011.  Other operations and maintenance expenses were impacted during the first six months of 2011 as a result of Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  Depreciation expense increased $4.9 million, or 9.6%, largely due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  Taxes other than income taxes increased $0.8 million, or 5.2%, primarily due to higher property taxes, payroll taxes, and state franchise taxes.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction decreased $7.3 million, or 71.9%, during the first six months of 2011 compared to the first six months of 2010 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.

Interest Charges
Interest charges increased $7.7 million, or 18.7%, during the first six months of 2011 compared to the first six months of 2010 primarily due to $7.5 million related to the November 2010 issuance of $250.0 million of senior notes and $2.7 million of lower interest charges capitalized in 2011 compared to 2010 (allowance for borrowed funds used during construction) associated with Madison Unit 3.  Partially offsetting this increase was $1.9 million from the repayment of insured quarterly notes and a bank term loan in October 2010 and November 2010, respectively, and $0.6 million of other miscellaneous interest charges.

Income Taxes
Federal and state income taxes decreased $1.5 million, or 4.6%, during the first six months of 2011 compared to the first six months of 2010.  The decrease is primarily due to $2.4 million for the tax impact of a valuation allowance for capital loss carryforwards recorded in 2010 and reversed in 2011 due to capital gains generated in 2011, $1.5 million for a Medicare D adjustment resulting from new legislation enacted in 2010, $0.6 million to record tax expense at the projected annual effective tax rate, and $0.1 for other miscellaneous items.  These decreases were partially offset by $3.0 million for the adjustment in 2010 related to the implementation of new rates approved by the LPSC and $0.1 million for the change in pre-tax income including AFUDC equity.

Midstream
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue
Tolling operations	$7,003	$11,863	$(4,860)	(41.0)%
Other operations	7	1	6	600.0%
Affiliate revenue	45	918	(873)	(95.1)%
Operating revenue	7,055	12,782	(5,727)	(44.8)%
Operating expenses
Other operations	3,874	4,016	142	3.5%
Maintenance	6,666	3,916	(2,750)	(70.2)%
Depreciation	2,913	2,887	(26)	(0.9)%
Taxes other than income taxes	1,260	185	(1,075)	(581.1)%
(Gain) loss on sale of assets	(494)	7	501	*
Total operating expenses	14,219	11,011	(3,208)	(29.1)%
Operating (loss) income	$(7,164)	$1,771	$(8,935)	(504.5)%
Equity income from investees, before tax	$62,053	$36,717	$25,336	69.0%
Gain on toll settlement	$-	$148,402	$(148,402)	*
Interest charges	$1,211	$4,863	$3,652	75.1%
Federal and state income tax expense	$20,853	$70,147	$49,294	70.3%
Net income	$33,328	$112,020	$(78,692)	(70.2)%
* Not meaningful

Factors affecting Midstream during the first six months of 2011 are described below.

Operating Revenue
Operating revenue decreased $5.7 million, or 44.8%, during the first six months of 2011 compared to the first six months of 2010, largely as a result of lower tolling revenue resulting from the Evangeline restructuring and pricing of the Evangeline 2010 Tolling Agreement.  Affiliate revenue decreased $0.9 million, or 95.1%, in the first six months of 2011 compared to the first six months of 2010 primarily due to Generation Services employees who were transferred to Cleco Power during 2010 as a result of Cleco Power’s acquisition of Acadia Unit 1.

Operating Expenses
Operating expenses increased $3.2 million, or 29.1%, primarily due to higher maintenance expenses resulting from an outage and higher property taxes at Evangeline.

Equity Income from Investees
Equity income from investees increased $25.3 million, or 69.0%, during the first six months of 2011 compared to the first six months of 2010 primarily due to increased equity earnings at APH primarily from the recognition of a $62.0 million gain from the disposition of Acadia Unit 2 and Acadia Power Station’s remaining common facilities to Entergy Louisiana and lower maintenance expenses on Acadia Unit 2.  Partially offsetting this increase was the absence of the gain from Cleco Power’s acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities during the first half of 2010.  For additional information on the Acadia Unit 1 and 2 transactions, see Item 1, “Notes to the Unaudited Condensed

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

Consolidated Financial Statements — Note 10 — Variable Interest Entities and Note 15 — Acadia Transactions.”

Gain on Toll Settlement
Gain on toll settlement was $148.4 million in the first six months of 2010 due to transactions related to the termination of the Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Evangeline Transactions.”

Interest Charges
Interest charges decreased $3.7 million, or 75.1%, during the first six months of 2011 compared to the first six months of 2010 primarily due to the retirement of Evangeline’s debt in 2010.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Evangeline Transactions.”

Income Taxes
Federal and state income taxes decreased $49.3 million, or 70.3%, during the first six months of 2011 compared to the first six months of 2010 primarily due to a decrease in pre-tax income.  The effective income tax rate is different than the federal statutory rate due to state tax expense.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing.  The inability to raise capital on favorable terms could negatively affect Cleco’s or Cleco Power’s ability to maintain or expand its businesses.  Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of project counterparties.  After assessing the current operating performance, liquidity, and credit ratings of Cleco and Cleco Power, management believes that Cleco and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  The following table presents the credit ratings of Cleco Corporation and Cleco Power at June 30, 2011:

SENIOR UNSECURED DEBT
	MOODY’S	STANDARD & POOR’S
Cleco Corporation	Baa3	BBB-
Cleco Power	Baa2	BBB

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.  Each rating should be evaluated independently of any other rating.
For the six-month period ended June 30, 2011, there were no changes to Cleco or Cleco Power’s credit ratings or rating agency’s outlooks.  At June 30, 2011, Moody’s and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable.  Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held.  If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to post additional fees and incur higher interest rates under their bank credit agreements.  Cleco Power’s collateral for derivatives is based on the lowest rating held.  If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s or Moody’s, Cleco Power would be required to post additional collateral for derivatives.
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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

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

Debt
At June 30, 2011, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.  If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility, and the lenders could accelerate all principal and interest outstanding.  Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.
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

Cleco Consolidated
Cleco had no short-term debt outstanding at June 30, 2011, compared to $150.0 million outstanding at December 31, 2010.  The short-term debt outstanding at December 31, 2010, was a bank term loan Cleco Corporation entered into in February 2010.  The bank term loan had an interest rate of LIBOR plus 2.75% and was set to mature in February 2011.  In January 2011, Cleco extended the bank term loan to mature August 19, 2011, and lowered the interest rate to LIBOR plus 2.50% or ABR plus 1.50%.  In April 2011, Cleco repaid the $150.0 million bank term loan.  As part of the repayment, Cleco paid $0.6 million for accrued interest on the term loan.
At June 30, 2011, Cleco’s long-term debt outstanding was $1.4 billion, of which $12.7 million was due within one year, compared to $1.4 billion outstanding at December 31, 2010, which included $12.3 million due within one year.  The long-term debt due within one year at June 30, 2011, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.
For Cleco, long-term debt at June 30, 2011, decreased $11.9 million compared to December 31, 2010, primarily due to a $6.3 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2011 and a $5.0 million decrease in Cleco’s credit facility draws outstanding.
At June 30, 2011, Cleco had a working capital surplus of $185.7 million compared to a working capital surplus of $131.2 million at December 31, 2010.  Included in working capital at June 30, 2011, and December 31, 2010, were $8.1 million and $15.0 million, respectively, which were restricted for the use of debt payments.  The $54.5 million increase in working capital is primarily due to the repayment of the $150.0 million bank term loan and other debt, partially offset by the recognition of uncertain tax positions and related interest charges expected to be settled in the next 12 months as a current liability, and the reduction of fuel inventories.
Cash and cash equivalents available at June 30, 2011, were $162.1 million combined with $490.0 million facility capacity ($190.0 million from Cleco Corporation and $300.0 million from Cleco Power) for total liquidity of $652.1 million.  Cash and cash equivalents available at June 30, 2011, decreased $29.0 million when compared to cash and cash equivalents available at December 31, 2010.  This decrease is primarily due to the repayment of debt, a contribution to the pension plan, additions to property, plant and equipment, routine working capital fluctuations, and the payment of common dividends.  These decreases were partially offset by a $19.0 million increase from a draw on Shaw’s letter of credit.
At June 30, 2011, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  For additional information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at June 30, 2011, compared to $150.0 million outstanding at December 31, 2010.  The short-term debt outstanding at December 31, 2010, was a bank term loan entered into in February 2010.  The bank term loan had an interest rate of LIBOR plus 2.75% and was set to mature in February 2011.  In January 2011, Cleco extended the bank term loan to mature August 19, 2011, and lowered the interest rate to LIBOR plus 2.50% or ABR plus 1.50%.  In April 2011, Cleco repaid the $150.0 million bank term loan.  As part of the repayment, Cleco paid $0.6 million for accrued interest on the term loan.
At June 30, 2011, Cleco Corporation had $10.0 million of draws under its $200.0 million credit facility compared to $15.0 million outstanding at December 31, 2010.  This credit

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

facility matures on November 23, 2014.  This facility provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 2.05%, plus facility fees of 0.45%.  The interest rate on outstanding borrowings under the credit facility at June 30, 2011, was 2.24%.  The existing borrowing had 30-day terms and matured on July 29, 2011, at which time the borrowings were repaid.  An additional line of credit, with a bank, up to $10.0 million is available to support Cleco Corporation’s working capital needs.
Cash and cash equivalents available at June 30, 2011, were $9.0 million.  Cash and cash equivalents available at June 30, 2011, increased $3.6 million when compared to cash and cash equivalents available at December 31, 2010, primarily due to routine working capital fluctuations.  At June 30, 2011, credit facility draws reduced available borrowings by $10.0 million, leaving an available borrowing capacity of $190.0 million.

Cleco Power
There was no short-term debt outstanding at Cleco Power at June 30, 2011, or December 31, 2010.  At June 30, 2011, Cleco Power’s long-term debt outstanding was $1.4 billion, of which $12.7 million was due within one year, compared to $1.4 billion at December 31, 2010, of which $12.3 million was due within one year.  The $12.7 million of long-term debt due within one year at June 30, 2011, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco Power, long-term debt decreased $6.9 million primarily due to a $6.3 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2011.
At June 30, 2011, no borrowings were outstanding under Cleco Power’s $300.0 million credit facility.  This facility provides for working capital and other needs.  Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 1.90%, plus facility fees of 0.35%.  An additional line of credit, with a bank, up to $10.0 million also is available to support Cleco Power’s working capital needs.
At June 30, 2011, and December 31, 2010, Cleco Power had a working capital surplus of $192.6 million and $259.1 million, respectively.  Included in working capital at June 30, 2011, and December 31, 2010, were $8.1 million and $15.0 million, respectively, which were restricted for the use of debt payments.  The $66.5 million decrease in working capital is primarily due to a decrease in cash and cash equivalents, the recognition of uncertain tax positions and related interest charges expected to be settled in the next 12 months as a current liability, and the reduction of fuel inventories.  Cash and cash equivalents decreased $35.1 million, as discussed below.
Cash and cash equivalents available at June 30, 2011, were $149.8 million, combined with $300.0 million facility capacity for total liquidity of $449.8 million.  Cash and cash equivalents decreased $35.1 million, when compared to cash and cash equivalents at December 31, 2010, primarily due to the repayment of debt, a contribution to the pension plan, and additions to property, plant and equipment.
Cleco Power’s solid waste disposal facility bonds due 2038 and Cleco Power’s GO Zone bonds due 2038, are required to be mandatorily tendered by the holders for purchase on October 1, 2011, and December 1, 2011, respectively, pursuant to the terms of the respective indentures, at which time Cleco Power will have the option to either repay all of Cleco Power’s obligations under the respective loan agreements relating to the bonds or cause the bonds to be remarketed.  Cleco Power expects to cause the bonds to be remarketed for new terms at new interest rates, both to be determined by market conditions.

Midstream
Midstream had no short- or long-term debt outstanding at June 30, 2011, or December 31, 2010.

Cash Generation and Cash Requirements

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At June 30, 2011, and December 31, 2010, $35.2 million and $41.0 million of cash, respectively, were restricted on Cleco Corporation’s Condensed Consolidated Balance Sheets.  At June 30, 2011, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $26.4 million reserved at Cleco Power for future storm restoration costs, $8.1 million at Cleco Katrina/Rita restricted for payment of operating expenses and interest, and principal on storm recovery bonds and $0.6 million reserved at Cleco Power for a renewable energy grant received from the Louisiana Department of Natural Resources.  The $5.8 million net decrease in restricted cash from December 31, 2010, to June 30, 2011, is primarily due to the use of Cleco Katrina/Rita funds for a scheduled storm recovery bond payment of $6.3 million and related interest of $3.8 million made in March 2011 and the use of $6.1 million GO Zone bond funds during the six months ended June 30, 2011.  These decreases were partially offset by $9.4 million of collections for Cleco Katrina/Rita funds, $0.6 million of a renewable energy grant received, and $0.4 million in collections of storm recovery costs.

Cleco Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $147.8 million during the first six months of 2011, compared to $108.0 million during the first six months of 2010.
Cash provided by operating activities during the first six months of 2011 increased $39.8 million from the first six months of 2010, primarily due to the following items:

▪	return on equity investment in Acadia of $58.7 million,

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

▪	higher collection of receivables of $38.8 million,
▪	sales of fuel oil inventory of $28.0 million,
▪	absence of 2010 Madison Unit 3 construction costs, Acadia Unit 1 acquisition costs, rate case costs, and IRP/FRP costs of $19.9 million,
▪	lower vendor payments of $16.3 million, and
▪	lower petroleum coke inventory purchases of $10.5 million.

These were partially offset by:

▪	higher pension plan contributions of $55.0 million,
▪	absence of the 2010 collection of a $28.0 million receivable related to the Evangeline transactions,
▪	absence of the 2010 cash portion of the gain related to the Evangeline Restructuring Agreement for $18.5 million,
▪	higher income tax payments of $10.6 million, and
▪	higher maintenance expenses of $9.6 million.

Net Investing Cash Flow
Net cash provided by investing activities was $18.2 million during the first six months of 2011, compared to net cash used of $196.9 million during the first six months of 2010.  Net cash related to investing activities during the first six months of 2011 was higher than 2010 primarily due to the return of equity investment in Acadia, partially offset by lower additions to property, plant and equipment.
During the first six months of 2011, Cleco had an $89.7 million return of equity investment in Acadia and transferred $5.8 million from restricted accounts, primarily related to GO Zone bonds.  This was partially offset by additions to property, plant and equipment, net of AFUDC of $63.2 million and an $18.5 million investment in New Markets Tax Credits.
During the first six months of 2010, Cleco had additions to property, plant and equipment, net of AFUDC of $207.5 million, a $17.6 million investment in New Markets Tax Credits, and an $8.5 million investment in Acadia.  This was partially offset by the transfer of $37.7 million of cash from restricted accounts, primarily related to Evangeline and GO Zone bonds.

Net Financing Cash Flow
Net cash used in financing activities was $195.1 million during the first six months of 2011, compared to $4.1 million during the first six months of 2010.  Net cash used in financing activities during the first six months of 2011 was more than the first six months of 2010 primarily due to lower draws on the revolving credit facility, higher repayments of short-term debt, and the absence of short-term debt issuances.  This was partially offset by lower payments on the revolving credit facility and lower retirements of long-term debt.
During the first six months of 2011, Cleco repaid a $150.0 million bank term loan, $15.0 million of credit facility draws, and $6.3 million of long-term bonds.  Cleco also used $32.2 million for the payment of common stock dividends.  This was partially offset by $10.0 million in credit facility draws.
During the first six months of 2010, Cleco retired $366.1 million of long-term debt, consisting of $325.0 million of credit facility draws, $35.2 million of Evangeline debt, and $5.9 million of long-term bonds.  Cleco also used $28.7 million for the payment of common stock dividends.  This was partially offset by draws on the revolving credit facility of $240.0 million and by the issuance of a $150.0 million bank term loan, which was used to facilitate the acquisition of Acadia Unit 1.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $70.8 million during the first six months of 2011, compared to $34.9 million during the first six months of 2010.
Cash provided by operating activities during the first six months of 2011 increased $35.9 million from the first six months of 2010, primarily due to the following items:

▪	sales of fuel oil inventory of $28.0 million,
▪	absence of 2010 Madison 3 construction costs, Acadia Unit 1 acquisition costs, rate case costs, and IRP/FRP costs of $19.9 million,
▪	lower vendor payments of $12.2 million,
▪	lower payments to affiliates of $18.2 million,
▪	lower petroleum coke purchases of $10.5 million, and
▪	lower income taxes paid of $7.7 million.

These were partially offset by:

▪	higher pension plan contributions of $55.0 million, and
▪	higher maintenance expenses of $6.8 million, primarily at Brame Energy Center and Acadia Unit 1.

Net Investing Cash Flow
Net cash used in investing activities was $48.6 million during the first six months of 2011, compared to $46.4 million during the first six months of 2010.  Net cash used in investing activities during 2011 was comparable to the first six months of 2010.
During the first six months of 2011, Cleco Power had additions to property, plant and equipment, net of AFUDC of $55.6 million.  This was partially offset by the transfer of $5.8 million of cash from restricted accounts, primarily related to GO Zone bonds.
During the first six months of 2010, Cleco Power had additions to property, plant and equipment, net of AFUDC of $53.6 million.  This was partially offset by the transfer of $7.5 million of cash from restricted accounts, primarily related to GO Zone bonds.

Net Financing Cash Flow
Net cash used in financing activities was $57.3 million during the first six months of 2011, compared to $81.9 million during the first six months of 2010.  Net cash used in financing activities during the first six months of 2011 was lower than the first six months of 2010 primarily due to $25.0 million of lower distributions made to Cleco Corporation.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

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

Contractual Obligations and Other Commitments
Cleco, in the normal course of business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in the Condensed Consolidated Balance Sheets while other commitments, some firm and some based on uncertainties, are not reflected in the consolidated financial statements.
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

Retail Rates of Cleco Power
For information concerning amounts accrued and refunded by Cleco Power as a result of the FRP and information on the LPSC Staff’s FRP reviews, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”
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

Generation RFP

Renewable Energy Pilot Program
In November 2010, the LPSC established a two-part renewable energy pilot program implementation plan consisting of a research component and a RFP component.  Cleco Power is meeting the requirements of the research component with research into solar projects, a wind project, and various other renewable projects.  The RFP component of the program requires utilities, collectively, to issue RFPs for 350 MW of renewable energy, with Cleco Power’s share being 43 MW.  However, because Madison Unit 3 is designed to burn biomass fuel, with minor modifications, in addition to its primary fuel, Cleco Power has been given an exception allowing it to conduct a RFP for biomass fuel along with identifying the costs to co-fire biomass fuel in Madison Unit 3.  As part of this process, during the fourth quarter of 2011, Cleco Power expects to perform a biomass test burn at Madison Unit 3.  The projected cost of the test burn is approximately $3.0 million, consisting of $2.0 million of capital modifications, $0.7 million of non-fuel start-up costs, and $0.3 million of biomass fuel.  Cleco Power’s final RFP for biomass fuel along with its written report to the LPSC regarding the cost of co-firing biomass fuel in Madison Unit 3 is expected to be completed in 2012.  After the LPSC reviews the results of Cleco Power’s RFP, the LPSC

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

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

Madison Unit 3
In May 2006, Cleco Power began construction of Madison Unit 3, a 600-MW solid fuel power plant.  The unit commenced commercial operations on February 12, 2010.  Madison Unit 3 is capable of burning various solid fuels, but initially began with consumption of petroleum coke produced by several refineries throughout the Gulf Coast region.  Cleco Power had contracted with three refineries to supply various amounts of the Madison Unit 3 fuel requirements though 2014.  Due to pricing and lower than anticipated consumption at Madison 3 in 2010, Cleco terminated one of the three petroleum coke supply contracts effective December 31, 2010.  Due to operational and economic reasons, in March 2011, Cleco Power purchased various amounts of Illinois basin coal from several suppliers and is assessing the need for additional purchases for the year 2012.
In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract to construct the unit, which contract has subsequently been amended by the parties.  Under the amended contract, the lump-sum price for construction of Madison Unit 3 by Shaw was $795.6 million.  In support of Shaw’s performance obligations, Cleco Power, as of December 31, 2010, retained a letter of credit in the amount of $58.9 million, as well as a $200.0 million payment and performance bond in favor of Cleco Power as specified under the Amended EPC Contract.  In February 2011, Cleco drew on Shaw’s letter of credit in an amount of $19.0 million due to Shaw’s voidance of a fuel related amendment.  Shaw has yet to replenish the letter of credit on this draw amount as provided under the Amended EPC Contract. The outstanding amounts on the letter of credit are provided in support of Shaw’s potential payment of liquidated damages, or other payment performance obligations.
As of June 30, 2011, Cleco Power had incurred approximately $986.4 million in total project costs, including amounts paid under the Amended EPC Contract, AFUDC, and the recovery of $19.0 million from Shaw’s letter of credit.  The Madison Unit 3 budget forecast includes AFUDC, Amended EPC Contract costs, and other development expenses and remains within 1% of its estimated projection of $1.0 billion.  The project achieved commercial operations on February 12, 2010, whereby Cleco Power accepted care, custody, and control of the unit.  Shaw has not reached project completion under the contract, as various performance tests, the reliability test, and specified boiler performance criteria have not been met.  Shaw must correct identified items, complete performance guarantee tests, meet a 30-day reliability performance test, and correct warranty issues by August 11, 2011 or pay certain liquidated damages or financially settle incomplete work.  Cleco Power and Shaw have submitted various claims, relating to the Amended EPC Contract, to arbitration.  On April 30, 2010, Shaw filed a demand for arbitration asserting claims of $32.0 million including impacts due to the 2008 hurricane force majeure, alleged excess fuel moisture, intake water quality and a river embankment slope failure, and the associated recovery of schedule related liquidated damages withheld by Cleco Power.  In May 2010, Cleco Power issued to Shaw a notice of default relating to Shaw’s inability to meet certain material obligations under the Amended EPC Contract.  Furthermore, as a result of Shaw filing the demand for arbitration, certain claims exceeded a $1.0 million threshold, triggering an unwind of certain fuel related matters included in a prior settlement between the parties, Amendment No. 4, and Cleco demanded an associated payment of $19.0 million.  As discussed above, in February 2011, Cleco drew on the Shaw letter of credit in an amount of $19.0 million for amounts relating to the unwind.  Shaw has also amended its demand for arbitration to contest the fuel amendment unwind noted above, and is seeking recovery of such amounts in the arbitration proceedings.  Under the arbitration proceedings, Cleco has also filed compulsory counterclaims for liquidated damages associated with Shaw’s inability to meet various guarantees or remedy warranty claims associated with boiler performance burning petroleum coke.  Certain of these matters were argued in arbitration hearings which concluded on June 8, 2011.  On June 24, 2011, Cleco and Shaw each submitted their proposed resolutions to all of the matters in dispute in this arbitration proceeding.  Shaw submitted that Cleco owes $32.5 million in satisfaction of all of such matters.  Cleco submitted that it only owes Shaw $4.0 million.  Under the EPC Contract, the arbitrator is required to select one of these two amounts and is expected to announce his decision by August 8, 2011.
Other disputed matters relating to completion of minor or warranty related work, as well as liquidated damages for Shaw’s inability to meet performance guarantees, were bifurcated from the current arbitration proceeding and may be resolved through a second arbitration proceeding or potentially settled.

Lignite Deferral
At June 30, 2011, and December 31, 2010, Cleco Power had $20.4 million and $21.7 million, respectively, in deferred lignite mining costs remaining uncollected.
For additional information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket.  The project received LPSC and SPP approval in February 2009.  Cleco Power’s initial portion of the estimated cost was approximately $150.0 million, including AFUDC.  Due to lower material and labor costs than initially expected, Cleco Power’s estimated costs for its portion of the project were reduced to $125.0 million, including AFUDC.  At June 30, 2011, Cleco Power had spent $74.4 million on the project and expects to incur an additional $23.0 million during 2011, including AFUDC.  The costs associated with the completed portions of the Acadiana Load Pocket project are included in base revenue.  The project is estimated to be 77% complete with the final completion date expected in 2012.  For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Acadiana Load Pocket Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  For information on the impact the Acadiana Load Pocket project is expected to have on base revenue, see “Results of Operations — Comparison of the Three Months Ended June 30, 2011, and 2010 — Cleco Power — Base.”

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement smart-grid technology for all of Cleco Power’s retail customers.  Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million.  The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009.  Smart-grid technology includes the installation of electric meters that enable two-way communication capabilities between a home or business and a utility company.  At June 30, 2011, Cleco Power had incurred $5.1 million in project costs, of which $2.3 million has been submitted to the DOE for reimbursement.  As of June 30, 2011, Cleco Power had received $1.4 million in payments from the DOE.  The project is expected to be completed in the second quarter of 2013.  For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Other Matters — AMI Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Teche Unit 4 Blackstart Project
In April 2011, Cleco Power completed work on its project to improve its “blackstart” process (the return of its generation system to service in the event of a total shutdown).  The project was considered complete when a 33-MW gas turbine at Teche Power Station, which has been designated Teche Unit 4, was placed into commercial operation.  At June 30, 2011, Cleco Power had spent $29.4 million on the project and expects to incur an additional $0.5 million during the remainder of 2011.  For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Other Matters — Teche Unit 4 Blackstart Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Franchises
In 2009, the City of Opelousas conducted a request for proposals from other power companies to potentially replace Cleco Power’s franchise, which was set to expire on August 11, 2011.  The process did not result in successful bids, and subsequently the Mayor formed a citizens committee to determine if the City of Opelousas should operate its own electricity distribution system or continue the operating and franchise agreement with Cleco Power.  In December 2009, the City of Opelousas requested an extension under the operating and franchise agreement to perform the review.  Cleco Power granted extensions until July 15, 2011 and continued to provide service based on the terms of the existing operating and franchise agreement.  On July 14, 2011, the City of Opelousas approved the renewal of its franchise agreement with Cleco Power.  The renewal extends the agreement for 10 years until August 11, 2021.  Approximately 10,000 Cleco Power customers are located in Opelousas.
On July 12, 2011, the Town of Colfax voted to accept the early renewal of its franchise agreement with Cleco Power.  The Colfax agreement was set to expire in February 2013.  The renewal extends the agreement for 30 years until July 2043.  Approximately 800 Cleco Power customers are located in Colfax.

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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

Environmental Matters
Cleco is subject to extensive environmental regulation by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations, and to obtain and to comply with numerous governmental permits, in operating its facilities.  In addition, existing environmental laws, regulations, and permits could be revised or reinterpreted; new laws and regulations could be adopted or become applicable to Cleco or its facilities; and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions.  Cleco may incur significant additional costs to comply with these revisions, reinterpretations, and requirements.  Cleco Power would then seek recovery of additional environmental compliance costs as riders through the LPSC’s environmental adjustment clause or its FRP, or as a base rate adjustment as appropriate.  If Cleco fails to comply with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines.
On July 7, 2011, the EPA released a final rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone in 27 States,” which is now referred to as the Cross-State Air Pollution Rule (CSAPR).  As finalized by the EPA, the CSAPR requires more stringent reductions in NOx emissions from covered sources in Louisiana during the ozone season (May to September) starting in 2012 as compared to the proposed rule that was issued by the EPA on July 6, 2010.  The CSAPR does not require reductions in NOx emissions on an annual basis or in SO2 emissions from sources in Louisiana as had been proposed by the EPA. The CSAPR will require Cleco’s generation units to reduce NOx emissions during the ozone season and institute an ozone season trading program that may be available to Cleco to meet a portion of the required reductions.  Cleco is evaluating compliance strategies to meet the requirements of the final rule, including but not limited to the installation of additional emission controls, the use of different fuels, the implementation of alternate dispatch schedules for its generating units, and the utilization of alternate generation resources to meet its load requirements.  In addition to these compliance options, Cleco is considering the purchase of allowances to help meet the stringent level of NOx reductions imposed on covered sources in Louisiana. At this time, Cleco cannot be certain that any combination of these compliance options will be sufficient to ensure compliance with the final rule’s required NOx reduction levels.  More detailed analyses are required for each of the options to enable management to definitively determine a compliance path.  Moreover, the availability of and cost to purchase allowances to meet the NOx reduction requirements is uncertain at this time and is beyond Cleco’s control.  If Cleco cannot obtain sufficient ozone season allowances to cover its ozone season emissions, then Cleco could face significant fines and penalties and/or it may not be able to meet its customer’s demand.  While the capital costs, other expenditures, or operational restrictions necessary to comply with the CSAPR cannot be specified at this time, compliance with the CSAPR could require significant capital investments or operational changes in Cleco’s generation fleet.
On March 28, 2011, the EPA proposed regulations which would establish standards for cooling water intake structures at existing power plants and other facilities pursuant to section 316(b) of the Clean Water Act (CWA). The proposed standards respond to decisions by appellate courts remanding earlier EPA efforts to establish section 316(b) standards.  The standards are intended to protect fish and other aquatic wildlife by minimizing capture both in screens attached to intake structures (impingement mortality), and in the actual intake structures themselves (entrainment mortality).  The proposed standards would not impose a uniform requirement to install a closed-cycle cooling system, or cooling towers.  For existing facilities that are designed to draw at least two million gallons per day of water from waters of the United States and use at least twenty-five (25) percent of the water they withdraw exclusively for cooling, the proposed standards would (1) set a performance standard, measured as a fish mortality rate due to impingement, or reduce the flow velocity at cooling water intakes to less than 0.5 feet per second, and (2) require entrainment standards to be determined on a case-by-case basis by state delegated permitting authorities.  As proposed, the rule would require the installation of cooling towers (or a technology of comparable effectiveness) at new units installed at existing facilities.  Facilities subject to the proposed standards would have a maximum of eight years to comply with the impingement requirements, although state permitting authorities would have discretion to set a shorter deadline.  Compliance with entrainment standards would be required “as soon as possible,” by a date to be determined by the same permitting authorities.  As proposed, portions of the rule would apply to all Cleco fossil fuel steam electric generating stations rather than just the Teche and Coughlin facilities as reported in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.  However, until more thorough studies are conducted, including technical and economic evaluations of the control options available, Cleco remains uncertain which technology option or retrofit would be required to be installed on its cooling water intake structures and the associated costs of those modifications assuming that the rule is finalized as proposed; however, the costs of required technology options and retrofits could be significant.
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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

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

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three and six months ended June 30, 2011, and June 30, 2010.  The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Combined Quarterly Report on Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2011 and the first six months of 2010.  Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the second quarter of 2011 and the second quarter of 2010, see “— Results of Operations — Comparison of the Three Months Ended June 30, 2011, and 2010 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2011 and the first six months of 2010, see “— Results of Operations — Comparison of the Six Months Ended June 30, 2011, and 2010 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

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
At June 30, 2011, Cleco had no short-term variable rate debt outstanding.  At June 30, 2011, Cleco Corporation had long-term variable rate debt outstanding of $10.0 million in the form of borrowings under its $200.0 million four-year credit facility at an interest rate of 2.24%.  The borrowings under the credit facility are considered to be long-term as the credit facility does not expire until 2014.  The borrowing costs under the facility are equal to one-month LIBOR plus 2.05%, plus facility fees of 0.45%.  The existing borrowing had 30-day terms and matured on July 29, 2011, at which time the borrowings were repaid.  Each 1% increase in the interest rate applicable to such debt would have resulted in a $0.1 million decrease in pre-tax earnings.
Cleco Power’s solid waste disposal facility bonds due 2038 and Cleco Power’s GO Zone bonds due 2038, are required to be mandatorily tendered by the holders for purchase on October 1, 2011, and December 1, 2011, respectively, pursuant to the terms of the respective indentures, at which time Cleco Power will have the option to either repay all of Cleco Power’s obligations under the respective loan agreements relating to the bonds or cause the bonds to be remarketed. Cleco Power expects to cause the bonds to be remarketed for new terms at new interest rates, both to be determined by market conditions.

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities.  Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), and regulatory compliance staff, as well as monitoring by a risk management committee comprised of officers and the General Manager – Internal Audit, who are approved by Cleco Corporation’s Board of Directors.  Risk limits are recommended by the Risk Management Committee and monitored through a daily risk report that identifies the current VaR, current market conditions, and concentration of energy market positions.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate the volatility in customer fuel costs, as encouraged by an LPSC order.  Cleco Power’s fuel stabilization policy targets higher levels of minimum hedging percentages and mitigates the volatility in customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles.  Based on market prices at June 30, 2011, the net mark-to-market impact related to open natural gas positions at June 30, 2011, were losses of $7.7 million.  The majority of these natural gas positions will close over the next twelve months.  Deferred losses relating to closed natural gas positions at June 30, 2011, and December 31, 2010, totaled $2.1 million and $1.6 million, respectively.
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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

Based on these assumptions, the VaR relating to Cleco Power’s hedge transactions for the three and six months ended June 30, 2011, as well as the VaR at December 31, 2010, is summarized below.

	FOR THE THREE MONTHS ENDED JUNE 30, 2011
(THOUSANDS)	HIGH	LOW	AVERAGE
Fuel cost hedges	$1,374.4	$756.4	$1,084.6

	FOR THE SIX MONTHS ENDED JUNE 30, 2011			AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2011	2010
Fuel cost hedges	$1,458.3	$756.4	$1,133.8	$756.4	$1,346.0

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
Cleco Power had no short- or long-term variable-rate debt as of June 30, 2011.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of June 30, 2011, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power LLC (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including the CEO and CFO, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2011, and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

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

ITEM 1A.     RISK FACTORS

Other than the update to the risk factor below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”).  For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2010 Annual Report on Form 10-K.  The risk factor below should be read in conjunction with the risk factors disclosed in the 2010 Annual Report on Form 10-K.

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
Severe weather, including hurricanes and winter storms, can be destructive, causing outages and property damage that can potentially result in additional expenses and lower revenue.  Extreme drought conditions can impact the availability of cooling water to support the operations of generating plants, which can also result in additional expenses and lower revenue.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities
On June 24, 2011, Cleco Corporation redeemed all 10,288 outstanding shares of its 4.5% preferred stock.  The redemption price was $101 per share, plus accrued and unpaid dividends to the redemption date, or $101.296 per share.  As of June 30, 2011, no shares of 4.5% preferred stock were outstanding.
The following table summarizes the 4.5% preferred stock redeemed by Cleco Corporation during the quarter ended June 30, 2011:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE*	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
April 2011	-	$-	$-	$-
May 2011	-	$-	$-	$10,288
June 2011	10,288	$101.00	$10,288	$-
* Accrued and unpaid dividends of $0.296 per share were paid in addition to the redemption price of $101 per share.

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

ITEM 6.    EXHIBITS
CLECO CORPORATION
3.1	Bylaws of Cleco Corporation, revised effective July 5, 2011
12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, six-, and twelve-month periods ended June 30, 2011, for Cleco Corporation

31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, six-, and twelve-month periods ended June 30, 2011, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

CLECO CORPORATION
CLECO POWER	2011 2ND QUARTER FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  August 3, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  August 3, 2011