Form 10-Q
period 2011-09-30
CLECO POWER LLC; CLECO CORP
filed 2011-11-02
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Large accelerated filer ☐           Accelerated filer ☐                  Non-accelerated filer ☒  (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒
Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.
Registrant	Description of Class	Shares Outstanding at October 28, 2011

Cleco Corporation	Common Stock, $1.00 Par Value	60,665,607

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

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

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection Agreement and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
JPMVEC	J.P. Morgan Ventures Energy Corporation. In September 2008, BE Louisiana LLC was merged into JPMVEC.
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Madison Unit 3
A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana that commenced commercial operation on February 12, 2010.  Prior to June 11, 2010, Madison Unit 3 was known as Rodemacher Unit 3.

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
NERC	North American Electric Reliability Corporation
OCI	Other Comprehensive Income
NOx	Nitrogen oxides
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PPACA	Patient Protection and Affordable Care Act (HR 3590)
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
Teche	Teche Electric Cooperative, Inc.
VaR	Value-at-risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Combined Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results.  All statements other than statements of historical fact included in this Combined Quarterly Report are forward-looking statements, including, without limitation, statements regarding Madison Unit 3; JPMVEC’s performance under the Evangeline 2010 Tolling Agreement; future capital expenditures; projections, including with respect to base revenue; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements, including through RFPs; expansion of service to certain customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

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

▪	Cleco Corporation’s holding company structure and its dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations and pay dividends on its common stock;

▪	Cleco Power’s ability to operate and maintain, within its projected costs, any self-build projects identified in future IRP and RFP processes and its participation in any government grants;

▪	Dependence of Cleco Power for energy from sources other than its facilities and the uncertainty of future sources of such additional energy;

▪	Nonperformance by and creditworthiness of counterparties under tolling and power purchase agreements, or the restructuring of those agreements, including possible termination;

▪	Nonperformance by and creditworthiness of the guarantor counterparty of the U.S. Bank New Markets Tax Credit Fund 2008-1 LLC;

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

▪	Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters;

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

▪	Changes in federal, state, or local laws, and changes in tax laws or rates, or regulating policies;

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

For additional discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read “Risk Factors” in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, and the Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  All subsequent written and oral forward-looking statements attributable to the Registrants or persons acting on their behalf are expressly qualified in their entirety by the factors identified above.
The Registrants undertake no obligation to update any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2011	2010
Operating revenue
Electric operations	$324,532	$325,629
Tolling operations	9,133	11,153
Other operations	16,064	13,305
Affiliate revenue	-	119
Gross operating revenue	349,729	350,206
Electric customer credits	1,852	(6,314)
Operating revenue, net	351,581	343,892
Operating expenses
Fuel used for electric generation	122,774	100,587
Power purchased for utility customers	24,739	51,678
Other operations	32,872	30,288
Maintenance	14,587	23,362
Depreciation	30,557	28,847
Taxes other than income taxes	9,845	9,123
Loss on sale of assets	27	20
Total operating expenses	235,401	243,905
Operating income	116,180	99,987
Interest income	509	128
Allowance for other funds used during construction	902	887
Equity (loss) income from investees, before tax	(1)	2,494
Other income	2,128	2,755
Other expense	(3,360)	(1,416)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	26,105	25,404
Allowance for borrowed funds used during construction	(326)	(336)
Total interest charges	25,779	25,068
Income before income taxes	90,579	79,767
Federal and state income tax expense	24,737	30,155
Net income	65,842	49,612
Preferred dividends requirements, net of tax	-	12
Net income applicable to common stock	$65,842	$49,600

Average number of basic common shares outstanding	60,467,595	60,471,183
Average number of diluted common shares outstanding	60,873,311	60,825,298
Basic earnings per share
Net income applicable to common stock	$1.09	$0.82
Diluted earnings per share
Net income applicable to common stock	$1.08	$0.82
Cash dividends paid per share of common stock	$0.28	$0.25
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010
Net income	$65,842	$49,612
Other comprehensive loss, net of tax:
Amortization of post-retirement benefit net income (net of tax expense of $178 in 2011 and $6 in 2010)	269	9
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $145 in 2010)	-	(231)
Reclassification of interest expense on interest rate swap (net of tax expense of $75 in 2010)	-	119
Reclassification of interest expense on treasury rate lock (net of tax benefit of $34 in 2011 and $16 in 2010)	(55)	(25)
Net unrealized loss on treasury rate lock (net of tax benefit of $11,529 in 2011)	(18,433)	-
Total other comprehensive loss, net of tax	(18,219)	(128)
Comprehensive income, net of tax	$47,623	$49,484
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2011	2010
Operating revenue
Electric operations	$823,484	$839,528
Tolling operations	16,137	23,016
Other operations	41,775	34,425
Affiliate revenue	202	1,426
Gross operating revenue	881,598	898,395
Electric customer credits	(3,405)	(6,314)
Operating revenue, net	878,193	892,081
Operating expenses
Fuel used for electric generation	298,009	276,727
Power purchased for utility customers	58,665	124,404
Other operations	92,206	86,786
Maintenance	59,666	58,832
Depreciation	89,641	82,899
Taxes other than income taxes	28,770	26,490
Gain on sale of assets	(468)	(37)
Total operating expenses	626,489	656,101
Operating income	251,704	235,980
Interest income	794	369
Allowance for other funds used during construction	3,757	11,052
Income from equity investees, before tax	62,051	39,212
Gain on toll settlement	-	148,402
Other income	3,330	3,563
Other expense	(4,969)	(4,379)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	79,368	76,074
Allowance for borrowed funds used during construction	(1,357)	(4,054)
Total interest charges	78,011	72,020
Income before income taxes	238,656	362,179
Federal and state income tax expense	73,451	127,411
Net income	165,205	234,768
Preferred dividends requirements, net of tax	26	35
Preferred stock redemption costs, net of tax	112	-
Net income applicable to common stock	$165,067	$234,733

Average number of basic common shares outstanding	60,549,860	60,405,388
Average number of diluted common shares outstanding	60,830,251	60,632,138
Basic earnings per share
Net income applicable to common stock	$2.73	$3.89
Diluted earnings per share
Net income applicable to common stock	$2.71	$3.87
Cash dividends paid per share of common stock	$0.81	$0.725
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010
Net income	$165,205	$234,768
Other comprehensive loss, net of tax:
Amortization of post-retirement benefit net income (loss) (net of tax (expense) benefit of $(454) in 2011 and $6 in 2010)	910	(9)
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $276 in 2010)	-	(441)
Reclassification of interest expense on interest rate swap (net of tax expense of $228 in 2010)	-	364
Reclassification of interest expense on treasury rate lock (net of tax benefit of $103 in 2011 and $48 in 2010)	(164)	(77)
Net unrealized loss on treasury rate lock (net of tax benefit of $11,529 in 2011)	(18,433)	-
Total other comprehensive loss, net of tax	(17,687)	(163)
Comprehensive income, net of tax	$147,518	$234,605
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPTEMBER 30, 2011	AT DECEMBER 31, 2010
Assets
Current assets
Cash and cash equivalents	$158,232	$191,128
Restricted cash	3,554	14,959
Customer accounts receivable (less allowance for doubtful accounts of $1,177 in 2011 and $1,046 in 2010)	52,299	38,820
Accounts receivable - affiliate	-	831
Other accounts receivable (less allowance for doubtful accounts of $1,985 in 2011 and $2,409 in 2010)	49,290	52,546
Taxes receivable	36,705	50,104
Unbilled revenue	33,112	44,649
Fuel inventory, at average cost	38,070	82,737
Material and supplies inventory, at average cost	52,257	48,265
Accumulated deferred federal and state income taxes, net	25,057	4,106
Accumulated deferred fuel	9,162	10,348
Cash surrender value of company-/trust-owned life insurance policies	50,628	49,789
Prepayments	5,004	6,399
Regulatory assets - other	12,869	13,508
Other current assets	4,745	661
Total current assets	530,984	608,850
Property, plant and equipment
Property, plant and equipment	3,859,621	3,810,896
Accumulated depreciation	(1,218,818)	(1,162,456)
Net property, plant and equipment	2,640,803	2,648,440
Construction work in progress	223,640	135,785
Total property, plant and equipment, net	2,864,443	2,784,225
Equity investment in investees	13,081	86,732
Prepayments	4,580	5,274
Restricted cash, less current portion	25,349	26,089
Regulatory assets and liabilities - deferred taxes, net	213,847	203,696
Regulatory assets - other	249,410	266,431
Net investment in direct financing lease	13,676	13,817
Intangible asset	136,393	145,374
Other deferred charges	19,778	20,922
Total assets	$4,071,541	$4,161,410
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT SEPTEMBER 30, 2011	AT DECEMBER 31, 2010
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Short-term debt	$-	$150,000
Long-term debt due within one year	13,108	12,269
Accounts payable	93,186	123,042
Retainage	3,231	2,726
Accounts payable - affiliate	-	155
Customer deposits	42,181	38,934
Provision for rate refund	3,917	9,598
Interest accrued	62,377	34,462
Energy risk management liability, net	5,159	9,027
Interest rate risk management liability	29,962	-
Regulatory liabilities - other	33,272	43,562
Deferred compensation	7,562	7,751
Uncertain tax positions	42,674	31,853
Other current liabilities	14,784	14,302
Total current liabilities	351,413	477,681
Deferred credits
Accumulated deferred federal and state income taxes, net	624,429	553,211
Accumulated deferred investment tax credits	7,741	8,669
Post-retirement benefit obligations	109,865	166,387
Regulatory liabilities - other	7,026	44,313
Restricted storm reserve	24,656	25,993
Uncertain tax positions	47,715	60,395
Tax credit fund investment, net	48,494	44,514
Contingent sale obligations	29,443	4,714
Other deferred credits	44,070	57,617
Total deferred credits	943,439	965,813
Long-term debt, net	1,370,576	1,399,709
Total liabilities	2,665,428	2,843,203
Commitments and Contingencies (Note 11)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 0 and 10,288 shares at September 30, 2011 and December 31, 2010, respectively	-	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,683,947 and 60,539,624 shares and outstanding 60,273,131 and 60,526,126 shares at September 30, 2011, and December 31, 2010, respectively	60,684	60,540
Premium on common stock	409,040	405,313
Retained earnings	978,942	863,237
Treasury stock, at cost, 410,816 and 13,498 shares at September 30, 2011, and December 31, 2010, respectively	(13,228)	(274)
Accumulated other comprehensive loss	(29,325)	(11,638)
Total common shareholders’ equity	1,406,113	1,317,178
Total shareholders’ equity	1,406,113	1,318,207
Total liabilities and shareholders’ equity	$4,071,541	$4,161,410
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010
Operating activities
Net income	$165,205	$234,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,104	124,144
Gain on forgiveness of debt	-	(129,870)
Return on equity investment in investee	58,665	-
Income from equity investments	(62,051)	(39,212)
Unearned compensation expense	6,065	3,947
Allowance for other funds used during construction	(3,757)	(11,052)
Net deferred income taxes	45,336	40,013
Deferred fuel costs	(6,422)	13,994
Cash surrender value of company-/trust-owned life insurance	1,055	(1,481)
Changes in assets and liabilities:
Accounts receivable	(18,274)	(30,329)
Accounts and notes receivable, affiliate	1,074	894
Unbilled revenue	11,538	(23,359)
Fuel, materials and supplies inventory	40,675	(11,979)
Prepayments	2,089	1,047
Accounts payable	(34,986)	(13,277)
Accounts and notes payable, affiliate	(552)	(2,364)
Customer deposits	9,718	9,490
Long-term receivable	-	27,976
Post-retirement benefit obligations	(56,743)	503
Regulatory assets and liabilities, net	(40,204)	(77,331)
Contingent sale obligations	10,900	4,800
Other deferred accounts	(2,184)	7,363
Retainage payable	(2,481)	-
Taxes accrued	12,946	51,597
Interest accrued	10,738	9,606
Energy risk management assets and liabilities, net	3,880	6,340
Other operating	(3,692)	(3,860)
Net cash provided by operating activities	262,642	192,368
Investing activities
Additions to property, plant and equipment	(145,669)	(252,711)
Allowance for other funds used during construction	3,757	11,052
Cash from reconsolidation of VIEs	3,879	812
Return of equity investment in investee	89,654	-
Equity investment in investees	-	(8,700)
Return of investment in tax credit fund	244	-
Contributions to tax credit fund	(18,479)	(28,837)
Transfer of cash from restricted accounts	12,144	45,243
Other investing	373	(1,678)
Net cash used in investing activities	$(54,097)	$(234,819)

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010
Financing activities
Issuance of short-term debt	$-	$150,000
Retirement of short-term debt	(150,000)	-
Draws on credit facility	10,000	255,000
Payments on credit facility	(25,000)	(350,000)
Retirement of long-term debt	(12,269)	(46,696)
Repurchase of common stock	(13,009)	-
Redemption of preferred stock	(1,039)	-
Dividends paid on preferred stock	(26)	(35)
Dividends paid on common stock	(49,170)	(43,848)
Other financing	(928)	673
Net cash used in financing activities	(241,441)	(34,906)
Net decrease in cash and cash equivalents	(32,896)	(77,357)
Cash and cash equivalents at beginning of period	191,128	145,193
Cash and cash equivalents at end of period	$158,232	$67,836
Supplementary cash flow information
Interest paid (net of amount capitalized)	$53,936	$55,623
Income taxes paid	$18,241	$17,047
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment	$11,491	$5,314
Issuance of treasury stock - LTICP	$55	$74
Issuance of common stock - LTICP/ESPP	$241	$222
Non-cash additions to property, plant and equipment	$4,074	$152,067
Non-cash return of investment	$-	$152,067
Non-cash contribution to subsidiary, net of tax	$-	$225,732
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2011	2010
Operating revenue
Electric operations	$324,532	$325,629
Other operations	15,565	12,819
Affiliate revenue	347	343
Gross operating revenue	340,444	338,791
Electric customer credits	1,852	(6,314)
Operating revenue, net	342,296	332,477
Operating expenses
Fuel used for electric generation	122,774	100,587
Power purchased for utility customers	24,739	51,678
Other operations	31,185	28,650
Maintenance	15,768	20,272
Depreciation	28,859	27,133
Taxes other than income taxes	8,802	9,161
(Gain) loss on sale of assets	(6)	7
Total operating expenses	232,121	237,488
Operating income	110,175	94,989
Interest income	276	117
Allowance for other funds used during construction	902	887
Other income	1,323	293
Other expense	(1,881)	(1,339)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	25,632	16,380
Allowance for borrowed funds used during construction	(326)	(336)
Total interest charges	25,306	16,044
Income before income taxes	85,489	78,903
Federal and state income tax expense	31,656	26,568
Net income	$53,833	$52,335
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010
Net income	$53,833	$52,335
Other comprehensive loss, net of tax:
Amortization of post-retirement benefit net income (loss) (net of tax (expense) benefit of $(99) in 2011 and $55 in 2010)	146	(89)
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $145 in 2010)	-	(231)
Reclassification of interest expense on interest rate swap (net of tax expense of $75 in 2010)	-	119
Reclassification of interest expense on treasury rate lock (net of tax benefit of $34 in 2011 and $16 in 2010)	(55)	(25)
Net unrealized loss on treasury rate lock (net of tax benefit of $11,529 in 2011)	(18,433)	-
Total other comprehensive loss, net of tax	(18,342)	(226)
Comprehensive income, net of tax	$35,491	$52,109
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010
Operating revenue
Electric operations	$823,484	$839,528
Other operations	40,261	32,959
Affiliate revenue	1,041	1,029
Gross operating revenue	864,786	873,516
Electric customer credits	(3,405)	(6,314)
Operating revenue, net	861,381	867,202
Operating expenses
Fuel used for electric generation	298,009	276,727
Power purchased for utility customers	58,665	124,404
Other operations	87,086	81,111
Maintenance	53,962	51,697
Depreciation	84,543	77,941
Taxes other than income taxes	25,585	25,110
(Gain) loss on sale of assets	(7)	47
Total operating expenses	607,843	637,037
Operating income	253,538	230,165
Interest income	557	351
Allowance for other funds used during construction	3,757	11,052
Other income	2,168	1,038
Other expense	(4,499)	(3,619)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	75,386	61,158
Allowance for borrowed funds used during construction	(1,357)	(4,054)
Total interest charges	74,029	57,104
Income before income taxes	181,492	181,883
Federal and state income tax expense	61,935	58,299
Net income	$119,557	$123,584
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010
Net income	$119,557	$123,584
Other comprehensive loss, net of tax:
Amortization of post-retirement benefit net income (loss) (net of tax (expense) benefit of $(227) in 2011 and $172 in 2010)	519	(274)
Cash flow hedges:
Net derivatives loss on interest rate swap arising during the period (net of tax benefit of $276 in 2010)	-	(441)
Reclassification of interest expense on interest rate swap (net of tax expense of $228 in 2010)	-	364
Reclassification of interest expense on treasury rate lock (net of tax benefit of $103 in 2011 and $48 in 2010)	(164)	(77)
Net unrealized loss on treasury rate lock (net of tax benefit of $11,529 in 2011)	(18,433)	-
Total other comprehensive loss, net of tax	(18,078)	(428)
Comprehensive income, net of tax	$101,479	$123,156
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPTEMBER 30, 2011	AT DECEMBER 31, 2010
Assets
Utility plant and equipment
Property, plant and equipment	$3,604,938	$3,552,779
Accumulated depreciation	(1,142,414)	(1,085,945)
Net property, plant and equipment	2,462,524	2,466,834
Construction work in progress	214,071	130,396
Total utility plant, net	2,676,595	2,597,230
Current assets
Cash and cash equivalents	143,015	184,912
Restricted cash	3,554	14,959
Customer accounts receivable (less allowance for doubtful accounts of $1,177 in 2011 and $1,046 in 2010)	52,299	38,820
Accounts receivable - affiliate	2,802	2,738
Other accounts receivable (less allowance for doubtful accounts of $1,924 in 2011 and $2,349 in 2010)	29,323	47,992
Taxes receivable	-	4,123
Unbilled revenue	33,112	44,649
Fuel inventory, at average cost	38,070	82,737
Material and supplies inventory, at average cost	49,634	45,913
Accumulated deferred federal and state income taxes, net	38,248	2,811
Accumulated deferred fuel	9,162	10,348
Cash surrender value of company-owned life insurance policies	20,328	20,051
Prepayments	3,782	4,944
Regulatory assets - other	12,869	13,508
Other current assets	597	412
Total current assets	436,795	518,917
Equity investment in investee	13,073	13,073
Prepayments	4,580	5,274
Restricted cash, less current portion	25,253	25,992
Regulatory assets and liabilities - deferred taxes, net	213,847	203,696
Regulatory assets - other	249,410	266,431
Intangible asset	136,393	145,374
Other deferred charges	18,439	19,218
Total assets	$3,774,385	$3,795,205
Liabilities and member’s equity
Member’s equity	$1,235,402	$1,233,923
Long-term debt, net	1,370,576	1,384,709
Total capitalization	2,605,978	2,618,632
Current liabilities
Long-term debt due within one year	13,108	12,269
Accounts payable	85,382	112,487
Retainage	3,231	2,726
Accounts payable - affiliate	7,332	7,945
Customer deposits	42,181	38,934
Provision for rate refund	3,917	9,598
Taxes payable	17,558	-
Interest accrued	31,825	13,450
Energy risk management liability, net	5,159	9,027
Interest rate risk management liability	29,962	-
Regulatory liabilities - other	33,272	43,562
Uncertain tax positions	2,602	-
Other current liabilities	12,080	9,862
Total current liabilities	287,609	259,860
Commitments and Contingencies (Note 11)
Deferred credits
Accumulated deferred federal and state income taxes, net	680,287	601,574
Accumulated deferred investment tax credits	7,741	8,669
Post-retirement benefit obligations	72,466	130,757
Regulatory liabilities - other	7,026	44,313
Restricted storm reserve	24,656	25,993
Uncertain tax positions	45,014	54,835
Other deferred credits	43,608	50,572
Total deferred credits	880,798	916,713
Total liabilities and member’s equity	$3,774,385	$3,795,205
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010
Operating activities
Net income	$119,557	$123,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,482	88,607
Unearned compensation expense	1,768	1,303
Allowance for other funds used during construction	(3,757)	(11,052)
Net deferred income taxes	35,174	20,628
Deferred fuel costs	(6,422)	13,994
Cash surrender value of company-owned life insurance	(277)	(236)
Changes in assets and liabilities:
Accounts receivable	(20,442)	(31,579)
Accounts and notes receivable, affiliate	68	(1,977)
Unbilled revenue	11,538	(23,359)
Fuel, materials and supplies inventory	40,946	(11,707)
Prepayments	1,858	974
Accounts payable	(30,345)	(12,137)
Accounts and notes payable, affiliate	(1,386)	(18,524)
Customer deposits	9,718	9,490
Post-retirement benefit obligations	(58,259)	(1,020)
Regulatory assets and liabilities, net	(40,204)	(77,331)
Other deferred accounts	(6,361)	(4,021)
Retainage payable	(2,481)	-
Taxes accrued	21,680	20,858
Interest accrued	11,075	9,297
Energy risk management assets and liabilities, net	3,880	6,340
Other operating	1,878	(2,444)
Net cash provided by operating activities	184,688	99,688
Investing activities
Additions to property, plant and equipment	(131,014)	(98,399)
Allowance for other funds used during construction	3,757	11,052
Equity investment in investee	-	(200)
Transfer of cash from restricted accounts	12,144	15,111
Other investing	2,257	(83)
Net cash used in investing activities	(112,856)	(72,519)
Financing activities
Retirement of long-term debt	(12,269)	(11,533)
Distribution to parent	(100,000)	(125,000)
Other financing	(1,460)	(1,365)
Net cash used in financing activities	(113,729)	(137,898)
Net decrease in cash and cash equivalents	(41,897)	(110,729)
Cash and cash equivalents at beginning of period	184,912	138,113
Cash and cash equivalents at end of period	$143,015	$27,384
Supplementary cash flow information
Interest paid (net of amount capitalized)	$52,220	$48,155
Income taxes paid (refunded)	$2,233	$(5,425)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment	$20,088	$4,757
Non-cash additions to property, plant and equipment	$4,074	$304,134
Non-cash assumption of deferred tax liability	$-	$78,402
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 10	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	LPSC Fuel Audit	Cleco Corporation and Cleco Power
Note 13	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 14	Evangeline Transactions	Cleco Corporation
Note 15	Acadia Transactions	Cleco Corporation and Cleco Power
Note 16	Subsequent Event	Cleco Corporation

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

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

Property, plant and equipment consist of:

(THOUSANDS)	AT SEPTEMBER 30, 2011	AT DECEMBER 31, 2010
Regulated utility plants	$3,604,938	$3,552,054
Other	254,683	258,842
Total property, plant and equipment	3,859,621	3,810,896
Accumulated depreciation	(1,218,818)	(1,162,456)
Net property, plant and equipment	$2,640,803	$2,648,440

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.  Cleco’s restricted cash consisted of:

(THOUSANDS)	AT SEPTEMBER 30, 2011	AT DECEMBER 31, 2010
Diversified Lands’ mitigation escrow	$97	$97
Cleco Power’s future storm restoration costs	24,652	25,992
Cleco Power’s renewable energy grant	600	-
Cleco Katrina/Rita’s storm recovery bonds	3,554	8,822
Cleco Power’s GO Zone bonds	-	6,137
Total restricted cash	$28,903	$41,048

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers.  As cash is collected, it is restricted for payment of operating expenses, interest, and principal on storm recovery bonds.  During 2011, Cleco Katrina/Rita has collected $14.5 million net of operating expenses.  In March and September 2011, Cleco Katrina/Rita used $6.3 million and $6.0 million, respectively for scheduled storm recovery bond principal payments and $3.8 million and $3.7 million, respectively for related interest.  In 2011, Cleco Power received a renewable energy grant from the Louisiana Department of Natural Resources.

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

Commodity Market Price Risk
Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas.  Cleco applies the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting because Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power entered into certain financial transactions it considered economic hedges to mitigate the risk associated with a contract for fixed-price power provided to a wholesale customer through December 2010.  These transactions were marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue.  The contract expired on December 31, 2010 along with the economic hedges; therefore, no gain or loss related to the economic hedges was recorded during the three and nine months ended September 30, 2011.  For the three and nine months ended September 30, 2010, Cleco Power had realized losses of $0.3 million and $0.8 million and mark-to-market gains of $0.2 million for both periods recorded in other operations revenue.
Cleco Power has entered into other positions to mitigate the volatility in customer fuel costs.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of energy risk management assets or liabilities.  Such gain or loss is deferred as a component of deferred fuel assets or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.  Based on market prices at September 30, 2011, and December 31, 2010, the net mark-to-market impact relating to these positions were losses of $5.7 million and $15.1 million, respectively.  Deferred losses relating to closed natural gas positions totaled $1.3 million and $1.6 million at September 30, 2011, and December 31, 2010, respectively.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options, and swap contracts.  These contracts/positions are used to mitigate the risks associated with the volatility in customer fuel costs noted above.  At September 30, 2011, and December 31, 2010, Cleco Power had deposited net collateral of $0.5 million and $4.3 million, respectively, to cover requirements relating to open natural gas futures, options, and swap positions.  The current and long-term portions of collateral are reported as a component of energy risk management assets or liabilities and other deferred credits, respectively.
Cleco and Cleco Power maintain a master netting agreement policy and monitor credit risk exposure through review of counterparty credit quality, counterparty credit exposure, and

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

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

Interest Rate Risk
In August 2011, Cleco Power entered into a treasury rate lock contract in order to mitigate the interest rate exposure on coupon payments related to a forecasted debt issuance.  The notional amount of the treasury rate lock is $150.0 million, with a pricing date of November 14, 2011 or the date of issuance of the debt, whichever is earlier.  The treasury rate lock meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging.  The 3.77% rate lock was based on the 30-year treasury note yield as of August 12, 2011.  At September 30, 2011, the 30-year treasury note yield was 2.89%, which resulted in Cleco Power recognizing a $30.0 million unrealized mark-to-market loss in other comprehensive income for the three and nine months ended September 30, 2011.  The offsetting liability was recorded on Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets as an interest rate risk management liability.  There was no impact to earnings due to ineffectiveness for the three and nine months ended September 30, 2011.  Management determined that the forecasted debt issuance is probable of occurring before or on November 14, 2011, and in an amount at least equal to the treasury rate lock contract’s notional amount.  When the forecasted debt issuance occurs and the treasury rate lock contract is settled, the effective portion of the settlement will be recognized in accumulated other comprehensive income and any ineffective portion will be reclassified into the income statement.
For additional information on accounting for derivatives, see Note 4 — “Fair Value Accounting.”

Reclassifications
Certain reclassifications have been made to the 2010 financial statements to conform them to the presentation used in the 2011 financial statements.  These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholder’s equity or Cleco Power’s net income or total member’s equity.
The Registrants determined that an error existed in the statement of cash flow methodology for determining non-cash transactions related to property, plant and equipment, specifically the dollar amount of property, plant and equipment acquisitions included in accounts payable.  This caused errors between the operating activities section and investing activities section for prior periods, including 2008, 2009, and 2010.
Cleco and Cleco Power’s Condensed Consolidated Statements of Cash Flows for the period ended September 30, 2010, have been adjusted to correct the presentation of cash flows related to accruals for property, plant and equipment.  These corrections had no impact on the Registrants’ financial condition or results of operations.  Management believes that these corrections did not have a material effect on the Registrants’ Condensed Consolidated Statements of Cash Flows. The corrections to the September 30, 2010 Condensed Consolidated Statements of Cash Flows are presented in the following table.

	CLECO		CLECO POWER
	FOR THE NINE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2010		SEPTEMBER 30, 2010
(THOUSANDS)	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED
Accounts receivable	$(49,329)	$(30,329)	$(50,579)	$(31,579)
Accounts payable	$(17,248)	$(13,277)	$(16,621)	$(12,137)
Retainage payable	$745	$-	$745	$-
Net cash provided by operating activities	$170,141	$192,368	$76,949	$99,688
Additions to property, plant and equipment	$(230,485)	$(252,711)	$(75,660)	$(98,399)
Net cash used in investing activities	$(212,592)	$(234,819)	$(49,780)	$(72,519)
Net decrease in cash and cash equivalents	$(77,357)	$(77,357)	$(110,729)	$(110,729)
Cash and cash equivalents at the beginning of the period	$145,193	$145,193	$138,113	$138,113
Cash and cash equivalents at the end of the period	$67,836	$67,836	$27,384	$27,384
Accrued additions to property, plant and equipment	$17,506	$5,314	$17,506	$4,757

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			2011			2010
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$65,842			$49,612
Deduct: non-participating stock dividends (4.5% preferred stock)	-			12
Basic net income applicable to common stock	$65,842	60,467,595	$1.09	$49,600	60,471,183	$0.82
Effect of dilutive securities
Add: stock option grants		20,441			26,680
Add: restricted stock (LTICP)		385,275			327,435
Diluted net income applicable to common stock	$65,842	60,873,311	$1.08	$49,600	60,825,298	$0.82

				FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			2011			2010
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$165,205			$234,768
Deduct: non-participating stock dividends (4.5% preferred stock)	26			35
Deduct: non-participating stock redemption costs (4.5% preferred stock)	112			-
Basic net income applicable to common stock	$165,067	60,549,860	$2.73	$234,733	60,405,388	$3.89
Effect of dilutive securities
Add: stock option grants		20,965			29,771
Add: restricted stock (LTICP)		259,426			196,979
Diluted net income applicable to common stock	$165,067	60,830,251	$2.71	$234,733	60,632,138	$3.87

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price.  There were no stock option grants excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010, due to the average market price being higher than the exercise prices of the stock options.

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

Stock-Based Compensation
At September 30, 2011, Cleco had two stock-based compensation plans:  the ESPP and the LTICP.  Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement.  Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
On January 28, 2011, Cleco granted 145,002 shares of non-vested stock to certain officers, key employees, and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.  On July 5, 2011, Cleco granted an additional 40,000 shares of non-vested stock to certain officers of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
		FOR THE THREE MONTHS ENDED SEPTEMBER 30,				FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010	2011	2010	2011	2010	2011	2010
Equity classification
Non-vested stock	$1,095	$573	$225	$150	$3,042	$1,703	$748	$418
Stock options	69	13	-	-	105	38	-	-
Total equity classification	$1,164	$586	$225	$150	$3,147	$1,741	$748	$418
Liability classification
Common stock equivalent units	$1,024	$1,237	$435	$537	$2,583	$1,867	$1,020	$885
Total pre-tax compensation expense	$2,188	$1,823	$660	$687	$5,730	$3,608	$1,768	$1,303
Tax benefit (excluding income tax gross-up)	$842	$702	$254	$264	$2,205	$1,388	$680	$501

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

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
In April 2011, FASB issued additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring.  The implementation of this guidance was effective in the first interim or annual period beginning on or after June 15, 2011.  The adoption of this guidance did not have a material impact on the financial condition or results of operations of the Registrants.
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
In June 2011, FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance will not have any impact on the financial condition or results of operations of the Registrants.
In September 2011, FASB revised the testing of goodwill for impairment.  The revision provides entities the option to first use qualitative factors to determine whether it is necessary to perform the quantitative two-step test.  The adoption of this guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with some provisions for early adoption.  The adoption of this guidance will not have any impact on the financial condition or results of operations of the Registrants.

Note 3 — Regulatory Assets and Liabilities

Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.  The following chart summarizes Cleco Power’s regulatory assets and liabilities at September 30, 2011, and December 31, 2010:

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Regulatory assets – deferred taxes, net	$213,847	$203,696
Deferred mining costs	$19,755	$21,666
Deferred interest costs	6,758	7,033
Deferred asset removal costs	814	768
Deferred postretirement plan costs	113,538	117,651
Deferred tree trimming costs	9,057	11,086
Deferred training costs	7,525	7,642
Deferred storm surcredits, net	9,080	10,633
Deferred construction carrying costs	12,416	18,830
Lignite mining agreement contingency	3,781	3,781
AFUDC equity gross-up	74,496	74,859
Deferred rate case costs	1,252	1,654
Deferred Acadia Unit 1 acquisition costs	2,997	3,076
Deferred IRP/RFP costs	625	977
Deferred AMI pilot costs	185	283
Total regulatory assets – other	$262,279	$279,939
Deferred construction carrying costs	(40,298)	(87,875)
Deferred fuel and purchased power	9,162	10,348
Total regulatory assets, net	$444,990	$406,108

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

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

collection of the carrying costs and established a regulatory liability in May 2006.  In October 2009, the LPSC voted unanimously to approve Cleco Power’s retail rate plan.  The retail rate plan established that Cleco Power return $183.2 million of carrying costs to customers over a five-year period and record a regulatory asset for all carrying costs incurred by Cleco Power above the actual amount collected from customers.  On February 12, 2010, Madison Unit 3 commenced commercial operation and the new rates became effective.  At that time, Cleco Power began returning the construction carrying costs to customers and amortizing the regulatory asset over a five-year period.  In March 2010, the LPSC issued an order changing the period of return from five years to four years and established that Cleco Power return approximately $166.4 million over the four-year period.  At September 30, 2011, the regulatory liability and the related regulatory asset were $40.3 million and $12.4 million, respectively.  As of September 30, 2011, Cleco Power had returned $126.1 million to customers.  At September 30, 2011, $33.3 million was due to be returned to customers within one year.

Deferred Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  For the three months ended September 30, 2011, approximately 94% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.
The $1.2 million decrease in the under-recovered costs was primarily due to a $9.5 million decrease in mark-to-market losses on natural gas positions, which was primarily due to the contractual expiration of certain positions.  Partially offsetting this decrease was $8.5 million in additional deferred fuel and purchased power costs.

Note 4 — Fair Value Accounting

The amounts reflected in Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2011, and December 31, 2010, for cash and cash equivalents, accounts receivable, other accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco and Cleco Power’s long-term debt and Cleco’s nonconvertible preferred stock are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt and by Cleco for preferred stock with similar maturities.  In June 2011, Cleco Corporation redeemed all of its outstanding preferred stock.  For more information on the preferred stock redemption, see Note 1 — “Summary of Significant Accounting Policies — Preferred Stock Redemption.”  The following charts summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments subject to fair value accounting.

Cleco
	AT SEPTEMBER 30, 2011		AT DECEMBER 31, 2010
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$158,232	$158,232	$191,128	$191,128
Restricted cash	$28,903	$28,903	$41,048	$41,048
Long-term debt, excluding debt issuance costs	$1,376,567	$1,566,805	$1,403,836	$1,462,063
Preferred stock not subject to mandatory redemption	$-	$-	$1,029	$844

Cleco Power
	AT SEPTEMBER 30, 2011		AT DECEMBER 31, 2010
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$143,015	$143,015	$184,912	$184,912
Restricted cash	$28,807	$28,807	$40,951	$40,951
Long-term debt, excluding debt issuance costs	$1,376,567	$1,566,805	$1,388,836	$1,447,063

At September 30, 2011, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash.  Cleco had $182.6 million ($153.7 million of cash and $28.9 million of restricted cash) in short-term investments in institutional money market funds.  If the money market funds failed to perform under the terms of the investment, Cleco would be exposed to a loss of the invested amounts.  Cleco Power had $168.3 million ($139.5 million of cash and $28.8 million of restricted cash) in short-term investments in institutional money market funds.  If the money market funds failed to perform under the terms of the investments, Cleco Power would be exposed to a loss of the invested amounts.  Collateral on these types of investments is not required by either Cleco or Cleco Power.  In order to mitigate credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  Money market funds must have at least $1.0 billion in assets under management; must have been in existence for not less than two years; must have portfolios not comprised of more than 50% of securities issued by foreign entities; and must be rated in the top two ratings categories by at least one nationally recognized rating agency.  Commercial

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

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

Treasury Rate Lock
In August 2011, Cleco Power entered into a treasury rate lock contract in order to mitigate the interest rate exposure on coupon payments related to a forecasted debt issuance.  The notional amount of the treasury rate lock is $150.0 million, with a pricing date of November 14, 2011, or the date of issuance of the debt, whichever is earlier.  The treasury rate lock meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging.  The 3.77% rate lock was based on the 30-year treasury note yield as of August 12, 2011.  The fair market value of the treasury rate lock is based on the difference in the lock rate and the reference rate at the end of the period multiplied by the dollar value of a basis point.  At September 30, 2011, the 30-year treasury note yield was 2.89%, which resulted in Cleco Power recognizing a $30.0 million unrealized mark-to-market loss in other comprehensive income for the three and nine months ended September 30, 2011.  The offsetting liability was recorded on Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets as an interest rate risk management liability.  There was no impact to earnings due to ineffectiveness for the three and nine months ended September 30, 2011.

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

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPTEMBER 30, 2011	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$-	$-	$-	$-	$97	$-	$97	$-
Institutional money market funds	182,603	-	182,603	-	229,748	-	229,748	-
Total assets	$182,603	$-	$182,603	$-	$229,845	$-	$229,845	$-
Liability Description
Energy market derivatives	$5,685	$381	$5,304	$-	$15,245	$3,317	$11,928	$-
Treasury rate lock	29,962	-	29,962	-	-	-	-	-
Total liabilities	$35,647	$381	$35,266	$-	$15,245	$3,317	$11,928	$-

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPTEMBER 30, 2011	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$-	$-	$-	$-	$97	$-	$97	$-
Institutional money market funds	168,307	-	168,307	-	224,451	-	224,451	-
Total assets	$168,307	$-	$168,307	$-	$224,548	$-	$224,548	$-
Liability Description
Energy market derivatives	$5,685	$381	$5,304	$-	$15,245	$3,317	$11,928	$-
Treasury rate lock	29,962	-	29,962	-	-	-	-	-
Total liabilities	$35,647	$381	$35,266	$-	$15,245	$3,317	$11,928	$-

The derivative assets and liabilities are classified as either current or non-current depending on when the positions close.  All energy market derivative current assets and current liabilities are reported as a net current energy risk management asset or liability.  All energy market derivative non-current assets and non-current liabilities are reported net in other deferred charges or other deferred credits.  Net presentation is appropriate due to the right of offset included in the master netting agreements.  On the balance sheet, the net current and net non-current derivative positions are netted with the applicable margin deposits.  At September 30, 2011, a net current energy risk management liability of $5.2 million represented the current derivative positions of $5.7 million reduced by current margin deposits of $0.5 million and option premiums that were less than $0.1 million.  The institutional money market funds were reported on the Cleco Condensed

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

Consolidated Balance Sheet in cash and cash equivalents, current restricted cash, and non-current restricted cash of $153.7 million, $3.6 million, and $25.3 million, respectively.  At Cleco Power, cash and cash equivalents, current restricted cash, and non-current restricted cash were $139.5 million, $3.6 million, and $25.2 million, respectively, as of September 30, 2011.  The treasury rate lock was reported on Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets as a current liability in the line item interest rate risk management liability as of September 30, 2011.
Cleco utilizes different valuation techniques for fair value calculations.  In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held.  Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities.  The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return.  For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach.  These techniques have been applied consistently from fiscal period to fiscal period.  Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Cleco had no Level 3 assets or liabilities at September 30, 2011, or December 31, 2010.
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
The Level 2 treasury rate lock liability consisted of a single class that only contains one instrument.  The risks are changes in the reference treasury yield rate and counterparty risk.  This instrument is with a direct counterparty and not traded through an exchange.
Cleco has a policy which states that transfers between Levels 1, 2, and 3 are recognized at the end of a reporting period.  During the nine months ended September 30, 2011, and the year ended December 31, 2010, Cleco did not experience any transfers between levels.

Derivatives and Hedging
The authoritative guidance on derivatives and hedging requires entities to provide transparent disclosures about a company’s derivative activities and how the related hedged items affect a company’s financial position, financial performance, and cash flows.  Cleco is required to provide qualitative disclosures about derivative fair value, gains and losses, and credit-risk-related contingent features in derivative agreements.
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) FAIR VALUE	BALANCE SHEET LINE ITEM	AT SEPTEMBER 30, 2011	DECEMBER 31, 2010
Commodity contracts
Fuel cost hedges:
Current	Energy risk management liability, net	$(5,685)	$(13,497)
Long-term	Other deferred credits	-	(1,651)
Total		$(5,685)	$(15,148)

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

The following table presents the effect of derivatives not designated as hedging instruments on Cleco Corporation and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011, and 2010:

		FOR THE THREE MONTHS ENDED				FOR THE NINE MONTHS ENDED
		SEPTEMBER 30, 2011	SEPTEMBER 30, 2010			SEPTEMBER 30, 2011	SEPTEMBER 30, 2010
(THOUSANDS)	GAIN (LOSS) IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES		GAIN (LOSS) IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
Economic hedges	Other operations revenue	$-	$(157	) (1)	Other operations revenue	$-	$(648	) (2)
Fuel cost hedges(3)	Fuel used for electric generation	(5,678)	(10,182)		Fuel used for electric generation	(14,675)	(32,397)
Total		$(5,678)	$(10,339)			$(14,675)	$(33,045)
(1)For the three months ended September 30, 2010, Cleco recognized $0.2 million of mark-to-market gains related to economic hedges.
(2)For the nine months ended September 30, 2010, Cleco recognized $0.2 million of mark-to-market gains related to economic hedges.
(3)In accordance with the authoritative guidance for regulated operations, an additional $5.7 million of unrealized losses and $1.3 million of deferred losses associated with fuel cost hedges are reported in Accumulated Deferred Fuel on the balance sheet as of September 30, 2011, compared to $15.1 million of unrealized losses and $1.6 million of deferred losses associated with fuel cost hedges as of December 31, 2010. As gains and losses are realized in future periods, they will be recorded as Fuel Used for Electric Generation on the Income Statement.

At September 30, 2011, Cleco Power had 3.3 million MMBtus hedged for natural gas fuel costs, which is approximately 4% of the estimated natural gas requirements for a two-year period.  At December 31, 2010, Cleco Power had 9.4 million MMBtus hedged or approximately 11% of gas requirements for a two-year period.
The following table presents the effect of derivatives designated as hedging instruments on Cleco Corporation and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011, and 2010:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011			FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(THOUSANDS)	AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF (LOSS) GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate swap(1)	$-	$-		$(376)	$(194	)*
Treasury rate locks	$(29,962)	$89	*	$-	$41	*
* The (loss) gain reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) In November 2010, the interest rate swap was terminated. All remaining losses in accumulated OCI were reclassified to other expense.

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011			FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(THOUSANDS)	AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF (LOSS) GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate swap(1)	$-	$-		$(717)	$(592	)*
Treasury rate locks	$(29,962)	$267	*	$-	$125	*
* The (loss) gain reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) In November 2010, the interest rate swap was terminated. All remaining losses in accumulated OCI were reclassified to other expense.

At September 30, 2011, Cleco Power expected $0.5 million of the effective portion of treasury rate locks cash flow hedges to be reclassed from accumulated OCI to an increase in interest charges over the next 12 months.

Note 5 — Debt

Short-term Debt
At September 30, 2011, Cleco had no short-term debt outstanding compared to $150.0 million outstanding at December 31, 2010. The short-term debt outstanding at December 31, 2010, was a bank term loan Cleco Corporation entered into in February 2010.  The bank term loan had an interest rate of LIBOR plus 2.75% and was set to mature in February 2011.  In January 2011, Cleco extended the bank term loan to mature August 19, 2011 and lowered the interest rate to LIBOR plus 2.50% or ABR plus 1.50%.  On April 29, 2011, Cleco repaid the $150.0 million bank term loan.  As part of the repayment, Cleco paid $0.6 million for accrued interest on the term loan.
Cleco Power had no short-term debt outstanding at September 30, 2011, or December 31, 2010.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

Long-term Debt
At September 30, 2011, Cleco’s long-term debt outstanding was $1.38 billion, of which $13.1 million was due within one year, compared to $1.41 billion outstanding at December 31, 2010, of which $12.3 million was due within one year.  The long-term debt due within one year at September 30, 2011, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco, long-term debt decreased $28.3 million primarily due to $12.3 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2011 and a $15.0 million decrease in credit facility draws outstanding.
At September 30, 2011, Cleco Power’s long-term debt outstanding was $1.38 billion, of which $13.1 million was due within one year, compared to $1.40 billion outstanding at December 31, 2010, of which $12.3 million was due within one year.  The long-term debt due within one year at September 30, 2011, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco Power, long-term debt decreased $13.3 million primarily due to $12.3 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2011.
The $32.0 million solid waste disposal facility bonds due in 2038, which were issued by the Rapides Finance Authority for the benefit of Cleco Power in October 2008, were required to be mandatorily tendered by the bondholders for purchase on October 1, 2011, pursuant to the terms of the indenture. On October 3, 2011, Cleco Power purchased all $32.0 million outstanding bonds at face value plus $1.0 million of accrued interest.  In connection with the purchase, the interest rate of the bonds was converted to a weekly mode and will reset each week based on the SIFMA (Securities Industry and Financial Markets Association) index. The initial interest rate of the bonds at October 3, 2011, was 0.16% per annum. The bonds were issued by the Rapides Finance Authority in connection with a loan agreement between the Rapides Finance Authority and Cleco Power.  The bonds remain outstanding and Cleco Power will report the bonds as a $32.0 million long-term liability and a corresponding $32.0 million long-term asset.  Interest expense will continue to be recorded with a corresponding amount recorded as interest income, excluding amortization of debt issuance costs. Cleco Power has the option to remarket the bonds for new terms and new interest rates, both to be determined by market conditions.

Credit Facilities
On October 7, 2011, Cleco Corporation amended its credit facility agreement.  Under the amended agreement, Cleco Corporation’s maximum capacity was increased from $200.0 million to $250.0 million, the maturity date was extended to October 7, 2016, and the borrowing costs were lowered to equal LIBOR plus 1.50%, plus facility fees of 0.25%.  At September 30, 2011, Cleco Corporation had no borrowings outstanding under its existing credit facility.
On October 7, 2011, Cleco Power amended its credit facility agreement.  Under the amended agreement, the maturity date was extended to October 7, 2016, and the borrowing costs were lowered to equal LIBOR plus 1.275%, plus facility fees of 0.225% and the borrowing capacity remained $300.0 million.  At September 30, 2011, Cleco Power had no borrowings outstanding under its existing credit facility.

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
The components of net periodic pension and other benefit cost for the three and nine months ended September 30, 2011, and 2010, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010	2011	2010
Components of periodic benefit costs:
Service cost	$2,097	$1,863	$390	$383
Interest cost	4,407	4,286	443	499
Expected return on plan assets	(6,161)	(5,057)	-	-
Amortizations:
Transition obligation	-	-	5	5
Prior period service cost	(18)	(18)	(51)	(505)
Net loss	1,389	789	246	250
Net periodic benefit cost	$1,714	$1,863	$1,033	$632

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010	2011	2010
Components of periodic benefit costs:
Service cost	$6,292	$5,588	$1,149	$1,149
Interest cost	13,222	12,859	1,364	1,498
Expected return on plan assets	(18,484)	(15,171)	-	-
Amortizations:
Transition obligation	-	-	15	15
Prior period service cost	(54)	(54)	(154)	(1,516)
Net loss	4,167	2,367	758	751
Net periodic benefit cost	$5,143	$5,589	$3,132	$1,897

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the three and nine months ended September 30, 2011, was $0.5 million and $1.6 million, respectively, compared to $0.5 million and $1.4 million for the same periods in 2010.
Cleco Corporation is the plan sponsor for the other benefit plans.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements.  At both September 30, 2011, and December 31, 2010, the current portion of the other benefits liability for Cleco was $3.0 million.  At both September 30, 2011, and December 31, 2010, the current portion of the other benefits liability for Cleco Power was $2.8 million.  The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011, was $0.9 million and $2.7 million, respectively, compared to $0.5 million and $1.6 million for the same periods in 2010.
In March 2010, the President signed the PPACA, a comprehensive health care law.  While the provisions of the PPACA are not effective immediately, the provisions could increase the Registrants’ retiree medical unfunded liability and related expenses before the effective date.  Management will continue to monitor this law and its possible impact on the Registrants.

SERP
Certain Cleco executive officers are covered by the SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP payments.  However, since SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired.  No contributions to the SERP were made during the nine months ended September 30, 2011, or 2010.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010	2011	2010
Components of periodic benefit costs:
Service cost	$392	$453	$1,175	$1,148
Interest cost	526	541	1,578	1,591
Amortizations:
Prior period service cost	13	13	40	40
Net loss	235	253	705	695
Net periodic benefit cost	$1,166	$1,260	$3,498	$3,474

The SERP liabilities are reported on the individual subsidiaries’ financial statements.  At September 30, 2011, and December 31, 2010, the current portion of the SERP liability for Cleco was $1.8 million and $2.0 million, respectively.  At September 30, 2011, and December 31, 2010, the current portion of the SERP liability for Cleco Power was $0.7 million and $0.6 million, respectively.  The expense related to the SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.3 million and $0.9 million for the three and nine months ended September 30, 2011, respectively, compared to $0.4 million and $0.9 million for the same periods in 2010.

401(k) Plan
Most employees are eligible to participate in the 401(k) Plan.  Under the 401(k) Plan, Cleco Corporation makes matching contributions and funds dividend reinvestments with cash.  Cleco’s 401(k) Plan expense for the three and nine months ended September 30, 2011, and 2010 is as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010	2011	2010
401(k) Plan expense	$945	$925	$2,998	$2,784

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three and nine months ended September 30, 2011, was $0.2 million and $0.7 million, respectively, compared to $0.2 million and $0.6 million for the same periods in 2010.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

Note 7 — Income Taxes

The following table summarizes the effective income tax rates for Cleco Corporation and Cleco Power for the three- and nine-month periods ended September 30, 2011, and 2010.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Cleco Corporation	27.3%	37.8%	30.8%	35.2%
Cleco Power	37.0%	33.7%	34.1%	32.1%

Effective Tax Rates
For the three months ended September 30, 2011, the effective income tax rates for Cleco Corporation and Cleco Power were different than the federal statutory rate due to permanent tax deductions, flow-through of tax benefits associated with AFUDC equity, and state tax expense.
For the nine months ended September 30, 2011, the effective income tax rates for Cleco Corporation and Cleco Power were different than the federal statutory rate due to permanent tax deductions, flow-through of tax benefits associated with AFUDC equity, a reversal of the valuation allowance on the deferred tax asset for a capital loss carryforward due to capital gains generated in 2011, and state tax expense.
For the three months ended September 30, 2010, the effective income tax rates for Cleco Corporation and Cleco Power were different than the federal statutory rate due to permanent tax deductions, flow-through of tax benefits associated with AFUDC equity, and state tax expense.
For the nine months ended September 30, 2010, the effective income tax rates for Cleco Corporation and Cleco Power were different than the federal statutory rate due to permanent tax deductions, flow-through of tax benefits associated with AFUDC equity, a valuation allowance on the deferred tax asset for a capital loss carryforward, an adjustment for Medicare Part D from health care legislation enacted in the first quarter of 2010, an adjustment for the implementation of new retail rates, and state tax expense.

Valuation Allowance
During 2010, a $1.2 million valuation allowance against the $2.7 million deferred tax asset on capital loss carryforwards was reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets.  This $1.2 million valuation allowance was reversed in the second quarter of 2011 due to capital gains generated in 2011 by the disposition of Acadia Unit 2.

Net Operating Losses
As of September 30, 2011, Cleco generated federal net operating losses and state net operating losses of $51.7 million and $45.2 million, respectively, which will begin to expire in 2031 and 2026.  Cleco Power generated federal net operating losses and state net operating losses of $48.2 million and $41.4 million, respectively, which will begin to expire in 2031 and 2026.  Cleco and Cleco Power consider it more likely than not that these losses will be utilized to reduce future income taxes.  Cleco and Cleco Power expect to utilize the entire net operating loss carryforward in 2012.

Uncertain Tax Positions
Effective January 1, 2007, Cleco adopted the provisions of the authoritative guidance on accounting for uncertain tax positions.  With this adoption, Cleco classified all interest related to uncertain tax positions as a component of interest payable and interest expense.  The total amounts of uncertain tax positions and related interest payable and interest expense, as reflected on Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets and Statements of Income, are shown in the following tables:

(THOUSANDS)	AT SEPTEMBER 30, 2011	AT DECEMBER 31, 2010
Interest payable
Cleco Corporation	$43,972	$41,018
Cleco Power	$16,567	$15,211

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010	2011	2010
Interest charges
Cleco Corporation	$93	$2,518	$2,954	$6,504
Cleco Power	$(420)	$(5,091)	$1,356	$(2,613)

The total liability for unrecognized tax benefits for Cleco Corporation and Cleco Power at September 30, 2011, and December 31, 2010, are shown in the following tables:

Cleco
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at December 31, 2010	$102,785
Reduction for tax positions of current period	(3,116)
Additions for tax positions of prior periods	10,585
Reduction for tax positions of prior periods	(9,546)
Reduction for settlement with taxing authority	-
Reduction for lapse of statute of limitations	-
Balance at September 30, 2011	$100,708

Cleco Power
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at December 31, 2010	$60,975
Reduction for tax positions of current period	(3,032)
Additions for tax positions of prior periods	3,634
Reduction for tax positions of prior periods	(8,670)
Reduction for settlement with taxing authority	-
Reduction for lapse of statute of limitations	-
Balance at September 30, 2011	$52,907

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

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

associated with the years currently under audit, which reduced income taxes payable.
Cleco is currently under audit by the IRS which has proposed adjustments to taxes for various issues, including but not limited to, depreciable tax lives, bonus depreciation, deductible storm costs, research and experimentation costs, domestic production activities deduction, and repair allowance deductions.  Cleco expects that the balance of unrecognized tax benefits as of September 30, 2011, will decrease by a maximum of $42.7 million for Cleco and $2.6 million for Cleco Power in the next 12 months as a result of reaching a settlement with the IRS.  This settlement will result in the payment of additional taxes, the adjustment of deferred taxes, and the recognition of tax benefits which will affect Cleco’s effective tax rate.
On October 13, 2011, Cleco settled the 2001 through 2003 audit cycle with the IRS.  For additional information on the settlement, see Note 16 — “Subsequent Event.”

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

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	CLECO		RECONCILING
2011 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$324,532	$-	$-	$-	$324,532
Tolling operations	-	9,133	-	-	9,133
Other operations	15,565	1	500	(2)	16,064
Electric customer credits	1,852	-	-	-	1,852
Affiliate revenue	347	-	13,448	(13,795)	-
Operating revenue	$342,296	$9,134	$13,948	$(13,797)	$351,581
Depreciation	$28,859	$1,457	$241	$-	$30,557
Interest charges	$25,306	$752	$(308)	$29	$25,779
Interest income	$276	$5	$199	$29	$509
Equity loss from investees, before tax	$-	$-	$(1)	$-	$(1)
Federal and state income tax expense (benefit)	$31,656	$444	$(7,363)	$-	$24,737
Segment profit	$53,833	$5,946	$6,063	$-	$65,842
Additions to long-lived assets	$76,213	$4,074	$81	$-	$80,368
Equity investment in investees	$13,073	$-	$9	$(1)	$13,081
Total segment assets	$3,774,385	$234,537	$200,854	$(138,235)	$4,071,541

	CLECO		RECONCILING
2010 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$325,629	$-	$-	$-	$325,629
Tolling operations	-	11,153	-	-	11,153
Other operations	12,819	1	488	(3)	13,305
Electric customer credits	(6,314)	-	-	-	(6,314)
Affiliate revenue	343	5	11,290	(11,519)	$119
Operating revenue	$332,477	$11,159	$11,778	$(11,522)	$343,892
Depreciation	$27,133	$1,446	$268	$-	$28,847
Interest charges	$16,044	$1,109	$7,949	$(34)	$25,068
Interest income	$117	$-	$44	$(33)	$128
Equity income from investees, before tax	$-	$2,494	$-	$-	$2,494
Federal and state income tax expense (benefit)	$26,568	$2,758	$830	$(1)	$30,155
Segment profit (loss) (1)	$52,335	$5,156	$(7,879)	$-	$49,612
Additions to long-lived assets	$35,308	$454	$441	$-	$36,203
Equity investment in investees (2)	$13,073	$73,648	$11	$-	$86,732
Total segment assets (2)	$3,795,205	$316,165	$401,663	$(351,623)	$4,161,410
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$49,612
(2) Balances as of December 31, 2010	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$49,600

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	CLECO		RECONCILING
2011 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$823,484	$-	$-	$-	$823,484
Tolling operations	-	16,137	-	-	16,137
Other operations	40,261	8	1,511	(5)	41,775
Electric customer credits	(3,405)	-	-	-	(3,405)
Affiliate revenue	1,041	45	37,544	(38,428)	202
Operating revenue	$861,381	$16,190	$39,055	$(38,433)	$878,193
Depreciation	$84,543	$4,370	$728	$-	$89,641
Interest charges	$74,029	$1,963	$1,891	$128	$78,011
Interest income	$557	$6	$103	$128	$794
Equity income (loss) from investees, before tax	$-	$62,053	$(2)	$-	$62,051
Federal and state income tax expense (benefit)	$61,935	$21,296	$(9,781)	$1	$73,451
Segment profit (1)	$119,557	$39,274	$6,374	$-	$165,205
Additions to long-lived assets	$152,082	$5,202	$749	$-	$158,033
Equity investment in investees	$13,073	$-	$9	$(1)	$13,081
Total segment assets	$3,774,385	$234,537	$200,854	$(138,235)	$4,071,541
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$165,205
	Unallocated items:
	Preferred dividends requirements, net of tax			26
	Preferred stock redemption costs, net of tax			112
	Net income applicable to common stock			$165,067

	CLECO		RECONCILING
2010 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$839,528	$-	$-	$-	$839,528
Tolling operations	-	23,016	-	-	23,016
Other operations	32,959	2	1,470	(6)	34,425
Electric customer credits	(6,314)	-	-	-	(6,314)
Affiliate revenue	1,029	924	34,783	(35,310)	1,426
Operating revenue	$867,202	$23,942	$36,253	$(35,316)	$892,081
Depreciation	$77,941	$4,334	$624	$-	$82,899
Interest charges	$57,104	$5,972	$9,575	$(631)	$72,020
Interest income	$351	$-	$649	$(631)	$369
Equity income from investees, before tax	$-	$39,211	$1	$-	$39,212
Gain on toll settlement	$-	$148,402	$-	$-	$148,402
Federal and state income tax expense (benefit)	$58,299	$72,905	$(3,793)	$-	$127,411
Segment profit (loss) (1)	$123,584	$117,176	$(5,992)	$-	$234,768
Additions to long-lived assets	$397,301	$1,576	$1,181	$-	$400,058
Equity investment in investees (2)	$13,073	$73,648	$11	$-	$86,732
Total segment assets (2)	$3,795,205	$316,165	$401,663	$(351,623)	$4,161,410
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$234,768
(2) Balances as of December 31, 2010	Unallocated items:
	Preferred dividends requirements, net of tax			35
	Net income applicable to common stock			$234,733

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

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

On October 29, 2010, Cleco Power filed its report for the 12 months ended June 30, 2010, which indicated that no refund was due for this period.  On January 28, 2011, Cleco Power filed its report for the 12 months ended September 30, 2010, which indicated that $9.0 million was due to be returned to customers.  On June 23, 2011, the LPSC Staff completed its review of this report and determined that the results presented by Cleco Power in the September 30, 2010 filing were consistent with the terms of the 2010 FRP and that no changes were necessary.  Cleco Power issued refunds for this filing on customers’ bills in the third quarter of 2011.  On October 31, 2011, Cleco Power filed its report for the 12 months ended June 30, 2011, which indicated that $3.8 million was due to be returned to customers.  The ultimate amount of any customer refund is subject to LPSC approval.
The accrual for estimated electric customer credits reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2011, and December 31, 2010, was $3.9 million and $9.6 million, respectively.

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
The following tables contain summarized financial information for Cajun prior to the disposition of Acadia Unit 2.

(THOUSANDS)	AT DECEMBER 31, 2010
Current assets	$7,133
Property, plant and equipment, net	203,793
Total assets	$210,926
Current liabilities	$1,950
Other liabilities	9,429
Partners’ capital	199,547
Total liabilities and partners’ capital	$210,926

(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
Operating revenue	$31,883
Operating expenses	30,566
Other income	3,671
Income before taxes	$4,988

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	*	2010
Operating revenue	$5,227		$46,508
Operating expenses	5,914		54,011
Gain on sale of assets	71,422		82,023
Other income	929		3,902
Income before taxes	$71,664		$78,422
* The 2011 income statement includes only activity prior to the April 29, 2011, reconsolidation.

Other liabilities at December 31, 2010, represented an indemnification liability related to the Cleco Power transaction.  For additional information on Acadia’s indemnification liability, see Note 11 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”
Prior to the reconsolidation, income tax expenses related to Cajun were recorded on APH’s financial statements.  For the four months ended April 30, 2011, income taxes related to Cajun on APH’s financial statements were $24.0 million.  For the three and nine months ended September 30, 2010, tax expenses recorded on APH’s financial statements were $1.0 million and $14.8 million, respectively.
In connection with the Entergy Louisiana transaction, APH has agreed to indemnify the third-party owners of Cajun and their affiliates against their share of Acadia’s contingent obligations related to the transaction.  For additional information on the Entergy Louisiana indemnification, see Note 11 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

Equity Method VIEs
Equity investment in investees at September 30, 2011, primarily represented Cleco Power’s $13.1 million investment in Oxbow.  Equity investments which are less than 100% owned by Cleco Innovations LLC represented less than $0.1 million of the total balance.
The following table presents the equity income (loss) from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010
Cajun	$-	$2,494
Subsidiaries less than 100% owned by Cleco Innovations	(1)	-
Total equity (loss) income	$(1)	$2,494

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010
Cajun	$62,053	$39,211
Subsidiaries less than 100% owned by Cleco Innovations	(2)	1
Total equity income	$62,051	$39,212

As a result of the disposition of Acadia Unit 2, Cleco’s 50% share of income from Cajun included $26.2 million of equity income that represents the 2007 investment impairment charge of $45.9 million, partially offset by $19.7 million of interest capitalized during the construction of Acadia.  For additional information on the Acadia Unit 2 transaction, see Note 15 — “Acadia Transactions — Acadia Unit 2.”

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment.  Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO.  Cleco’s current assessment of its maximum exposure to loss related to Oxbow at September 30, 2011, consisted of its equity investment of $13.1 million.  The table below presents the components of Cleco Power’s equity investment in Oxbow.

INCEPTION TO DATE (THOUSANDS)	AT SEPTEMBER 30, 2011	AT DECEMBER 31, 2010
Purchase price	$12,873	$12,873
Cash contributions	200	200
Total equity investment in investee	$13,073	$13,073

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

(THOUSANDS)	AT SEPTEMBER 30, 2011	AT DECEMBER 31, 2010
Oxbow’s net assets/liabilities	$26,146	$26,146
Cleco Power’s 50% equity	$13,073	$13,073
Cleco’s maximum exposure to loss	$13,073	$13,073

The following tables contain summarized financial information for Oxbow.

(THOUSANDS)	AT SEPTEMBER 30, 2011	AT DECEMBER 31, 2010
Current assets	$685	$583
Property, plant and equipment, net	23,422	23,597
Other assets	2,148	2,141
Total assets	$26,255	$26,321
Current liabilities	$36	$175
Other liabilities	73	-
Partners’ capital	26,146	26,146
Total liabilities and partners’ capital	$26,255	$26,321

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010
Operating revenue	$382	$245
Operating expenses	382	245
Income before taxes	$-	$-

	FOR THE NINE MONTHS ENDED SEPTEMBBER 30,
(THOUSANDS)	2011	2010
Operating revenue	$880	$564
Operating expenses	880	564
Income before taxes	$-	$-

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

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Discrimination Complaints
On December 11, 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race.  Each is seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs seek monetary compensation exceeding $35.0 million.  On July 29, 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race.  The plaintiff seeks compensation of no less than $2.5 million and became the thirteenth plaintiff.  On April 13, 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the thirteen cases with prejudice.  On September 22, 2011 the Court ruled on Cleco’s summary judgment motions that had been pending for the last year.  The judge granted and denied the motions in part, with the end result that eleven out of twelve of the remaining plaintiffs have at least one claim remaining.  The Court has severed the cases of the eleven remaining plaintiffs for further discovery and proceedings, and if necessary, trial.  None of these matters have been set for trial.  In view of the uncertainty of the claims, management is not able to predict or give a reasonable estimate of the possible range, if any, of these claims.
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

City of Opelousas
On March 9, 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, on behalf of three Cleco Power customers in Opelousas, Louisiana.  The complaint alleges that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers.  The plaintiffs allege that Cleco Power should have established, solely for customers in Opelousas, retail rates that are separate and distinct from the retail rates that apply to other customers of Cleco Power and that Cleco Power should not collect from customers in Opelousas the storm surcharge approved by the LPSC following Hurricanes Katrina and Rita.  Cleco Power currently operates in Opelousas pursuant to a franchise granted to Cleco Power by the City of Opelousas in 1986 and an operating and franchise agreement dated May 14, 1991, pursuant to which Cleco Power operates its own electric facilities and leases and operates electric facilities owned by the City of Opelousas.  In April 2010, Cleco Power filed a petition with the LPSC appealing to its expertise in declaring that the ratepayers of Opelousas have been properly charged the rates that are applicable to Cleco Power’s retail customers and that no overcharges have been collected.  In addition, Cleco Power removed the purported class action lawsuit filed on behalf of Opelousas electric customers from the state court to the U.S. District Court for the Western District of Louisiana in April 2010, so that it could be properly addressed under the terms of the Class Action Fairness Act.  On May 11, 2010, a second class action lawsuit was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of 249 Opelousas residents.  Cleco Power has responded in the same manner as with the first class action lawsuit.  On September 29, 2010, the federal court remanded both cases to the state court in which they were originally filed for further proceedings.  On January 21, 2011, the presiding judge in the state court proceeding ruled that the jurisdiction to hear the two class actions resides in the state court and not with the LPSC as argued by both Cleco and the LPSC Staff.  Both Cleco and the LPSC Staff appealed this ruling to the Third Circuit Court of Appeals for the State of Louisiana (Third Circuit).  On September 9, 2011, the Third Circuit denied both appeals.  On October 10, 2011, both Cleco and the LPSC appealed the Third Circuit’s ruling to the Louisiana Supreme Court.  On February 7, 2011, the administrative law judge in the LPSC proceeding ruled that the LPSC has jurisdiction to decide the claims raised by the class action plaintiffs.  The customers have not stated an amount of overcharges they seek to recover.  In view of the uncertainty of the claims, management is not able to predict or give a reasonable estimate of the possible range, if any, of these claims.

Madison Unit 3
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Madison Unit 3.  Construction of Madison Unit 3 began in May 2006.  In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which contract has subsequently been amended by the parties.  The project achieved commercial operations on February 12, 2010, whereby Cleco Power accepted care, custody, and control of the unit.  Cleco Power and Shaw submitted various claims, relating to the Amended EPC Contract, to arbitration.  On April 30, 2010, Shaw filed a demand for arbitration asserting claims of $32.0 million including impacts due to the 2008 hurricane force majeure, alleged excess fuel moisture, intake water quality and a river embankment slope failure, and the associated recovery of schedule related liquidated damages withheld by Cleco Power.  In May 2010, Cleco Power issued to Shaw a notice of default relating to Shaw’s inability to meet certain material obligations under the Amended EPC Contract.  Furthermore, as a result of Shaw filing the demand for arbitration, certain claims exceeded a $1.0 million threshold, triggering an unwind of certain fuel-related matters included in a prior settlement between the parties, Amendment No. 4, and

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

Cleco demanded an associated payment of $19.0 million.  In February 2011, Cleco drew on the Shaw letter of credit in an amount of $19.0 million for amounts relating to the unwind.  Certain of these matters were argued in arbitration hearings which concluded on June 8, 2011.  On June 24, 2011, Cleco and Shaw each submitted their proposed resolutions to all of the matters in dispute in this arbitration proceeding.  Shaw submitted that Cleco owed $32.5 million in satisfaction of all of such matters.  Cleco submitted that it owed Shaw $4.0 million.  On August 5, 2011, the arbitrator announced his decision in favor of Shaw’s claims of Cleco Power owing Shaw $32.5 million (including the return of the amounts drawn on Shaw’s letter of credit).  Cleco Power paid this amount on August 22, 2011, which was included as a cost of Madison Unit 3 and reflected as property, plant and equipment.
Shaw has not reached project completion as defined in the Amended EPC Contract, as various performance tests, the reliability test, and specified boiler performance criteria have not been met.  Under the Amended EPC Contract, Shaw must correct the identified items, complete the performance guarantee tests, meet a 30-day reliability performance test, and correct certain warranty issues to meet final acceptance, or pay certain liquidated damages and financially settle incomplete work.  The disputed items relating to the liquidated damages for Shaw’s inability to meet performance guarantees, as well as for completion of minor or warranty work, were bifurcated from the arbitration proceedings and remain outstanding.  These matters may be resolved through a second arbitration proceeding or potentially settled.

LPSC Fuel Audit
The LPSC is currently auditing Cleco Power’s fuel expenditures for the years 2003 through 2008 which includes approximately $3.2 billion of fuel expenses.  Cleco Power has responded to several sets of data requests and the responses are currently under review.  The LPSC has not stated an amount of the fuel costs, if any, that would be disallowed and result in a refund to Cleco Power’s customers.  As such, management is not able to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit.  However, if a disallowance of fuel costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business.  The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued.  Management regularly analyzes current information and, as of September 30, 2011, believes the range of probable and reasonably estimable liabilities based on the eventual disposition of these matters is between $2.0 million and $6.0 million.

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
The off-balance sheet commitments are not recognized on Cleco Corporation’s Condensed Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Cleco’s off-balance sheet commitments as of September 30, 2011, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

		AT SEPTEMBER 30, 2011
	FACE		NET
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT
Cleco Corporation
Guarantee issued to Entergy Mississippi on behalf of Attala	$500	$-	$500
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725	-	3,725
Total	$4,225	$-	$4,225

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

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

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

Disclosures about Guarantees
Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004.  This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished.  The discounted probability-weighted liability under the guarantees and indemnifications recognized on Cleco Corporation’s Condensed Consolidated Balance Sheets as of September 30, 2011, was $0.2 million.  The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million.  Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.
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

Acadia and APH will reduce the indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising.  The indemnification obligation is expected to have a term of approximately three years, which reflects both contractual expiration of the underlying indemnifications and management’s assumptions about the decreasing probability of a payment due to the passage of time.  After the three-year period, a residual value of less than $0.1 million will remain.  At September 30, 2011, Acadia had an indemnification liability of $7.6 million, which represents the risk of payment, as a contingent sale obligation recorded on Cleco Corporation’s Condensed Consolidated Balance Sheet.  APH recognized no income for the three months ended September 30, 2011, and $0.5 million for the nine months ended September 30, 2011, primarily due to the contractual expiration of the underlying indemnification.  During the three and nine months ended September 30, 2011, Acadia recognized income of $1.0 million and $1.1 million, respectively, primarily due to the contractual expiration of the underlying indemnification.
On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 and Acadia Power Station’s remaining common facilities to Entergy Louisiana.  Acadia provided limited guarantees and indemnifications to Entergy Louisiana and recorded an indemnification liability and a corresponding reduction of the gain of $21.8 million, which represents the fair value of these indemnifications.  APH agreed to indemnify the third-party owners of Cajun and their affiliates against 50% of Acadia’s liabilities and other obligations related to the Acadia Unit 2 transaction in exchange for $10.9 million received from the third parties.  The $10.9 million was recorded as an indemnification liability by APH.  In conjunction with the disposition of Acadia Unit 2, APH received 100% ownership in Acadia in exchange for its 50% interest in Cajun, and Acadia became a consolidated subsidiary of APH.  Events that would require payments to Entergy Louisiana pursuant to the indemnity include, but are not limited to:

▪	Environmental costs that were caused by events occurring before the closing of the transaction;
▪	Claims against Entergy Louisiana for liabilities retained by Acadia;
▪	Certain conditions of Acadia Unit 2 that were discovered prior to September 30, 2010; and

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

▪	Breach of fundamental representations of Acadia, such as legal existence, ownership of Acadia Unit 2, and valid authorization to dispose of Acadia Unit 2.

Acadia and APH will reduce the indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising.  The indemnification obligation is expected to have a term of three years, which reflects both contractual expiration of the underlying indemnifications and management’s assumptions about the decreasing probability of a payment due to the passage of time.  After the three-year period, a residual value of approximately $0.2 million will remain.  At September 30, 2011, Acadia had an indemnification liability of $21.8 million, which represents the risk of payment, as a contingent sale obligation recorded on Cleco Corporation’s Condensed Consolidated Balance Sheet.  The maximum amount of the potential payment to Entergy Louisiana for the indemnifications is the purchase price of $298.8 million, except for the liabilities retained by Acadia, for which there is no maximum amount.  Cleco Corporation is obligated to pay the same maximum amounts as Acadia if Acadia is unable to pay claims to Entergy Louisiana pursuant to the guarantee.
As part of the Lignite Mining Agreement amended in 2009, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At September 30, 2011, Cleco Power had a liability of $3.8 million related to the amended agreement.  The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap.  The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment.  Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations.  The Amended Lignite Mining Agreement does not terminate pursuant to its terms until 2026 and does not affect the amount the Registrants can borrow under their credit facilities.  Currently, management does not expect to be required to pay DHLC under the guarantee.
The following table summarizes the expected termination dates of the off-balance sheet commitments and on-balance sheet guarantees discussed above:

				AT SEPTEMBER 30, 2011
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Off-balance sheet commitments	$4,225	$3,725	$-	$-	$500
On-balance sheet guarantees	33,449	-	29,443	-	4,006
Total	$37,674	$3,725	$29,443	$-	$4,506

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
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire Acadia Unit 2.  A capacity sale and fuel conversion services agreement between Acadia and Entergy Louisiana began in June 2010.  Effective October 1, 2010, this agreement was subject to a $10.0 million guarantee by Cleco Corporation.  For additional information regarding this guarantee, please refer to “— Off-Balance Sheet Commitments” above.  On April 29, 2011, the transaction closed and the agreement terminated.  Cleco Power will continue to operate both units at the Acadia Power Station.  In connection with this transaction and in exchange for reasonable consideration, APH has indemnified the third-

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

party owners of Cajun and their affiliates against their 50% of Acadia’s liabilities and other obligations related to the Entergy Louisiana transaction.  For additional information on the Acadia Unit 2 transaction, see Note 15 — “Acadia Transactions — Acadia Unit 2.”

New Markets Tax Credits
In August 2008, Cleco Corporation acquired a 99.9% membership interest in U.S. Bank New Markets Tax Credit Fund 2008-1 LLC (Fund).  The Fund was formed by U.S. Bancorp Community Development Corporation (USBCDC).  The purpose of the Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets.  These investments are designed to generate new markets tax credits and historical rehabilitation tax credits.
In July 2011, the operating agreement of the Fund was amended to facilitate investments in Section 1603 grant qualifying renewable energy projects and to adjust the guaranteed performance targets that the Fund is obligated to provide to Cleco.  U.S. Bank guarantees the cash flow and net present value of the Fund.  U.S. Bank is the parent company of the managing member of the Fund.
The tax benefits received from the Fund reduce the federal income tax obligations of Cleco Corporation.  In total, Cleco Corporation will contribute $286.3 million of equity contributions to the Fund and will receive at least $304.6 million of net tax benefits and cash from the inception of the investment in 2008 over the life of the investment, which ends in 2018.  The $18.3 million difference between equity contributions and total benefits received will be recognized over the life of the Fund as net tax benefits are delivered.  The following table reflects remaining future equity contributions.

(THOUSANDS)	CONTRIBUTION
Three months ending December 31, 2011	$11,508
Years ending December 31,
2012	76,629
2013	36,225
2014	22,927
2015	21,904
Thereafter	20,808
Total	$190,001

Of the $190.0 million, $69.6 million is due to be paid within the next twelve months.  Due to the right of offset, the investment and associated debt are presented on Cleco Corporation’s Condensed Consolidated Balance Sheet in the line item titled tax credit fund investment, net.  The amount of tax benefits delivered in excess of capital contributions as of September 30, 2011 was $78.0 million.  The amount of tax benefits received but not utilized as of September 30, 2011 was $63.6 million and is reflected as a deferred tax asset.
The equity contribution does not contain a stated rate of interest.  Cleco Corporation has recorded the liability and investment at its calculated fair value within the framework of the authoritative guidance.  In order to calculate the fair value, management used an imputed rate of interest assuming that Cleco Corporation obtained financing of a similar nature from a third-party.  The imputed interest rate was used in a net present value model in order to calculate the fair value of the remaining portion of the delayed equity contributions.  The table below contains the disclosures required by the authoritative guidelines for equity investments with an imputed interest rate.

(THOUSANDS)
Equity contributions, imputed interest rate 6%
Principal payment schedule above:	$190,001
Less: unamortized discount	22,098
Total	$167,903

The gross investment amortization expense will be recognized over a ten-year period, with seven years remaining, using the cost method in accordance with the authoritative guidance for investments.

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

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

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

Note 12 — LPSC Fuel Audit

The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit of fuel adjustment clause filings will be performed not less than every other year.  Cleco Power’s last fuel audit was for the years 2001 and 2002.  Cleco Power currently has fuel adjustment clause filings for 2003 through 2010 subject to audit.  In March 2009, the LPSC proceeded with the audit of fuel adjustment clause filings for the years 2003 through 2008.  The total amount of fuel expenses included in the audit is approximately $3.2 billion.  Cleco Power has responded to several data requests from the LPSC.  These responses are currently under review by the LPSC.  The LPSC has not stated an amount of the fuel costs, if any, that would be disallowed and result in a refund to the customers.  Management is not able to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit.  However, if a disallowance of fuel costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Note 13 — Affiliate Transactions

At September 30, 2011, Cleco Corporation had no affiliate balances that were payable to or due from its non-consolidated affiliates.
Cleco Power has affiliate balances that are payable to or due from its affiliates.  At September 30, 2011, the payable to Support Group was $6.4 million, the payable to Cleco Corporation was $0.9 million, and the payable to other affiliates was less than $0.1 million.  Also, at September 30, 2011, the receivable from Support Group was $2.7 million, the receivable from Midstream was $0.1 million, and the receivable from other affiliates was less than $0.1 million.

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

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

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

Following the transaction, ongoing operations at Acadia are minimal, relating only to the previously established accounts receivable and accounts payable and servicing of indemnities.  Therefore, Acadia does not meet the definition of a business.

Note 16 — Subsequent Event

On October 13, 2011, Cleco settled the 2001 through 2003 audit cycle with the IRS.  As a result of the settlement, Cleco made a miscellaneous other federal income tax payment in accordance with Revenue Procedure 2001-18 in the amount of $13.0 million, and no interest was assessed.  Cleco will reverse $30.9 million of previously accrued federal and state interest expense and the corresponding deferred tax benefit of $11.9 million.  Cleco expects its effective tax rate to increase approximately 4.55% for the year.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and Cleco Corporation and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2011, and September 30, 2010.

RESULTS OF OPERATIONS

Overview
Cleco is a regional energy company that conducts substantially all of its business operations through its two primary subsidiaries:

▪
Cleco Power, a regulated electric utility company, which owns 10 generating units with a total nameplate capacity of 2,572 MWs and serves approximately 279,000 customers in Louisiana through its retail business and 10 communities across Louisiana and Mississippi through wholesale power contracts; and

▪	Midstream, a wholesale energy business, which owns Evangeline (which operates Coughlin).

Cleco Power
Many factors affect Cleco Power’s primary business of selling electricity.  These factors include the presence of a stable regulatory environment, which can impact cost recovery and return on equity, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; and the ability to meet increasingly stringent regulatory and environmental standards.  Key initiatives that Cleco Power is currently working on include the Acadiana Load Pocket project, the AMI project and power supply options for 2012 and beyond.  These initiatives are discussed below.

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket.  The project received LPSC and SPP approval in February 2009.  Cleco Power’s initial portion of the estimated cost was approximately $150.0 million, including AFUDC.  Due to lower material and labor costs than initially expected, Cleco Power’s estimated costs for its portion of the project were reduced to $125.0 million, including AFUDC.  At September 30, 2011, Cleco Power had spent $86.3 million on the project and expects to incur an additional $9.6 million during 2011, including AFUDC.  A return on and recovery of the costs associated with the completed portions of the Acadiana Load Pocket project are included in base revenue.  The project is estimated to be 81% complete with the final completion date expected in 2012.  For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Acadiana Load Pocket Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  For information on the impact the Acadiana Load Pocket project is expected to have on base revenue, see “— Comparison of the Three Months Ended September 30, 2011, and 2010 — Cleco Power — Base.”

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement smart-grid technology for all of Cleco Power’s retail customers.  Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million.  The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009.  Smart-grid technology includes the installation of electric meters that enable two-way communication capabilities between a home or business and a utility company.  At September 30, 2011, Cleco Power had incurred $6.9 million in project costs, of which $3.0 million has been submitted to the DOE for reimbursement.  As of September 30, 2011, Cleco Power had received $2.8 million in payments from the DOE.  The project is expected to be completed in the third quarter of 2013.  For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Other Matters — AMI Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Power Supply Options
Cleco Power is evaluating a range of power supply options for 2012 and beyond.  Cleco Power is continuing to update its IRP to look at future sources of supply to meet its capacity and energy requirements and to comply with new environmental standards, primarily the Cross-State Air Pollution Rule.  In August 2011, Cleco Power issued one RFP for resources to enhance reliability for January through April 2012.  In October 2011, a second RFP, seeking up to approximately 750 MWs of capacity and energy, for a three- or five-year period was issued for supply starting May 1, 2012 to meet the Cross-State Air Pollution Rule.  Cleco Power also plans to release an additional RFP in 2012 seeking long-term resources.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

Cleco Midstream

Evangeline
In March 2010, Evangeline restructured its tolling agreement with JPMVEC and shortened the expiration of the prior long-term agreement from 2020 to December 31, 2011 (with a JPMVEC option to extend one year).  JPMVEC did not exercise the option to extend the tolling agreement and as a result, Coughlin’s capacity and energy will be available to Midstream beginning January 1, 2012.  Currently, Midstream is marketing Coughlin’s capacity for periods beginning on or after January 1, 2012, and is evaluating various options to optimize Coughlin’s value.  Evangeline was one of the successful bidders in Cleco Power’s RFP for short-term 2012 resources.  Cleco Power has filed with the LPSC an application for a certificate of public convenience and necessity for this agreement.  For additional information, see “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Generation RFP.”

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

Comparison of the Three Months Ended September 30, 2011, and 2010

Cleco Consolidated
		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue, net	$351,581	$343,892	$7,689	2.2%
Operating expenses	235,401	243,905	8,504	3.5%
Operating income	$116,180	$99,987	$16,193	16.2%
Equity (loss) income from investees, before tax	$(1)	$2,494	$(2,495)	(100.0)%
Other expense	$3,360	$1,416	$(1,944)	(137.3)%
Interest charges	$25,779	$25,068	$(711)	(2.8)%
Federal and state income taxes	$24,737	$30,155	$5,418	18.0%
Net income applicable to common stock	$65,842	$49,600	$16,242	32.7%
* Not meaningful

Consolidated net income applicable to common stock increased $16.2 million, or 32.7%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to higher corporate earnings. Also contributing to the increase were higher earnings at Midstream and Cleco Power.
Operating revenue, net increased $7.7 million, or 2.2%, in the third quarter of 2011 compared to the third quarter of 2010 primarily as a result of lower electric customer credits and higher other operations revenue at Cleco Power.
Operating expenses decreased $8.5 million, or 3.5%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to lower maintenance expenses at Cleco Power and Evangeline.
Equity income from investees decreased $2.5 million, or 100.0%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to the absence in the third quarter of 2011 of equity earnings at APH resulting from the disposition of Acadia Unit 2 and the subsequent consolidation of Acadia effective April 29, 2011.
Other expense increased $1.9 million, or 137.3%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to decreases in the cash surrender value of life insurance policies at Cleco Corporation.
Interest charges increased $0.7 million, or 2.8%, during the third quarter of 2011 compared to the third quarter of 2010 primarily due to higher interest charges at Cleco Power.  Partially offsetting this increase were lower corporate interest charges related to uncertain tax positions and the repayment of a bank term loan in April 2011.
Federal and state income taxes decreased $5.4 million, or 18.0%, during the third quarter of 2011 compared to the third quarter of 2010 primarily due to $7.8 million for tax benefits taken on the prior year income tax return and $3.0 million to record tax expense at the consolidated projected annual effective tax rate.  These decreases were partially offset by $4.2 million for the change in pre-tax income excluding AFUDC, and $1.2 million for miscellaneous items.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue
Base	$178,159	$176,584	$1,575	0.9%
Fuel cost recovery	146,373	149,045	(2,672)	(1.8)%
Electric customer credits	1,852	(6,314)	8,166	129.3%
Other operations	15,565	12,819	2,746	21.4%
Affiliate revenue	347	343	4	1.2%
Operating revenue, net	342,296	332,477	9,819	3.0%
Operating expenses
Fuel used for electric generation – recoverable	121,739	97,870	(23,869)	(24.4)%
Power purchased for utility customers – recoverable	24,627	51,218	26,591	51.9%
Non-recoverable fuel and power purchased	1,147	3,177	2,030	63.9%
Other operations	31,185	28,650	(2,535)	(8.8)%
Maintenance	15,768	20,272	4,504	22.2%
Depreciation	28,859	27,133	(1,726)	(6.4)%
Taxes other than income taxes	8,802	9,161	359	3.9%
(Gain) loss on sale of assets	(6)	7	13	185.7%
Total operating expenses	232,121	237,488	5,367	2.3%
Operating income	$110,175	$94,989	$15,186	16.0%
Other income	$1,323	$293	$1,030	351.5%
Interest charges	$25,306	$16,044	$(9,262)	(57.7)%
Federal and state income taxes	$31,656	$26,568	$(5,088)	(19.2)%
Net income	$53,833	$52,335	$1,498	2.9%

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

Cleco Power’s net income in the third quarter of 2011 increased $1.5 million, or 2.9%, compared to the third quarter of 2010.  Contributing factors include:

▪	lower electric customer credits,
▪	lower maintenance expense,
▪	higher other operations revenue,
▪	lower non-recoverable fuel and power purchased,
▪	higher base revenue, and
▪	higher other income.

These were partially offset by:

▪	higher interest charges,
▪	higher other operations expense,
▪	higher depreciation, and
▪	higher effective income tax rate.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(MILLION kWh)	2011	2010	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,274	1,263	0.9%
Commercial	796	771	3.2%
Industrial	619	592	4.6%
Other retail	36	37	(2.7)%
Total retail	2,725	2,663	2.3%
Sales for resale	652	639	2.0%
Unbilled	(129)	(125)	(3.2)%
Total retail and wholesale customer sales	3,248	3,177	2.2%

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$99,144	$100,301	(1.2)%
Commercial	48,732	48,193	1.1%
Industrial	22,468	22,563	(0.4)%
Other retail	2,600	2,721	(4.4)%
Surcharge	2,983	1,350	121.0%
Other	(1,578)	(1,704)	7.4%
Total retail	174,349	173,424	0.5%
Sales for resale	11,455	14,745	(22.3)%
Unbilled	(7,645)	(11,585)	34.0%
Total retail and wholesale customer sales	$178,159	$176,584	0.9%

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

			FOR THE THREE MONTHS ENDED SEPTEMBER 30,
				2011 CHANGE
	2011	2010	NORMAL	PRIOR YEAR	NORMAL
Cooling-degree days	1,671	1,728	1,489	(3.3)%	12.2%

Base
Base revenue increased $1.6 million, or 0.9%, during the third quarter of 2011 compared to the third quarter of 2010 primarily due to higher electric sales, generally resulting from favorable weather.  Although cooling degree days for the quarter were slightly down, Cleco Power experienced warmer weather in August 2011 as compared to the same period last year.  Cleco Power anticipates incremental base revenue over the remainder of 2011 of $1.8 million and an additional $6.8 million for 2012 associated with the completed portions of the Acadiana Load Pocket transmission project.
Cleco Power expects new industrial load to be added during the remainder of 2011, 2012, and 2013, principally driven by expected development of Haynesville shale gas recently discovered in Northwestern Louisiana and the construction of a new gas storage facility.  In addition, Cleco Power also expects to begin providing service to expansions of current customers’ operations, as well as service to a new customer.  These expansions of service to current customers and service to a new customer are expected to contribute base revenue of $2.2 million during the remainder of 2011, an additional $2.9 million in 2012, and an additional $0.4 million in 2013.  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers decreased $2.7 million, or 1.8%, during the third quarter of 2011 compared to the third quarter of 2010 primarily due to decreases in the per-unit cost of fuel used for electric generation and power purchased for utility customers.  Also contributing to the decrease were lower volumes of power purchased for utility customers.  Partially offsetting the decrease were higher volumes of fuel used for electric generation.  Changes in fuel costs historically have not significantly affected Cleco Power’s net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 94% of Cleco Power’s total fuel cost during the third quarter of 2011 was regulated by the LPSC, while the remainder was regulated by FERC.  Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC.  For information on Cleco Power’s current LPSC fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — LPSC Fuel Audit.”

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

Electric Customer Credits
Electric customer credits decreased $8.2 million, or 129.3%, during the third quarter of 2011 compared to the third quarter of 2010 primarily due to lower accruals for customer credits.  For additional information on the accrual for electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $2.7 million, or 21.4%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to $1.6 million of higher mineral lease payments and $1.1 million related to the gain on sales of Cleco Power’s fuel oil supply.

Operating Expenses
Operating expenses decreased $5.4 million, or 2.3%, in the third quarter of 2011 compared to the third quarter of 2010.  Fuel used for electric generation (recoverable) increased $23.9 million, or 24.4%, primarily due to higher volumes of fuel used for electric generation. Partially offsetting this increase were lower per unit costs of fuel used for electric generation as compared to the third quarter of 2010.  Power purchased for utility customers (recoverable) decreased $26.6 million, or 51.9%, largely due to lower volumes and lower per unit costs of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $2.0 million, or 63.9%, primarily due to the absence of non-recoverable expenses related to fixed-price power that was provided to a wholesale customer in the third quarter of 2010.  Other operations expense increased $2.5 million, or 8.8%, primarily due to higher transmission and generating station expenses, and higher employee benefit costs and administrative expenses.  Maintenance expense decreased $4.5 million, or 22.2%, primarily due to lower generating station and distribution maintenance work performed during the third quarter of 2011.  Depreciation expense increased $1.7 million, or 6.4%, primarily due to higher amortization expense as a result of a change in rates and the Teche Unit 4 Blackstart Project being placed in service in 2011.

Other Income
Other income increased $1.0 million, or 351.5%, during the third quarter of 2011 compared to the third quarter of 2010 primarily due to higher revenue from mutual assistance to other utilities for restoration efforts and higher royalty payments.

Interest Charges
Interest charges increased $9.3 million, or 57.7%, during the third quarter of 2011 compared to the third quarter of 2010 primarily due to $7.3 million related to uncertain tax positions and $3.8 million related to the November 2010 issuance of $250.0 million of senior notes.  Partially offsetting this increase was a $1.8 million decrease related to other miscellaneous interest charges and the repayment of insured quarterly notes and a bank term loan in October 2010 and November 2010, respectively.

Income Taxes
Federal and state income taxes increased $5.1 million, or 19.2%, during the third quarter of 2011 compared to the third quarter of 2010.  The increase is primarily due to a $2.5 million change in pre-tax income excluding AFUDC equity, $1.9 million for miscellaneous items, and $1.5 million to record tax expense at the projected annual effective tax rate.  These increases were partially offset by $0.7 million for tax benefits taken on the prior year income tax return and $0.1 million to record tax expense at the projected annual effective tax rate.

Midstream
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue
Tolling operations	$9,133	$11,153	$(2,020)	(18.1)%
Other operations	1	1	-	-
Affiliate revenue	-	5	(5)	(100.0)%
Operating revenue	9,134	11,159	(2,025)	(18.1)%
Operating expenses
Other operations	2,121	1,944	(177)	(9.1)%
Maintenance	(1,131)	2,987	4,118	137.9%
Depreciation	1,457	1,446	(11)	(0.8)%
Taxes other than income taxes	620	76	(544)	(715.8)%
(Gain) loss on sale of assets	(62)	6	68	*
Total operating expenses	3,005	6,459	3,454	53.5%
Operating income	$6,129	$4,700	$1,429	30.4%
Equity income from investees, before tax	$-	$2,494	$(2,494)	(100.0)%
Other income	$1,012	$1,836	$(824)	(44.9)%
Federal and state income tax expenses	$444	$2,758	$2,314	83.9%
Net income	$5,946	$5,156	$790	15.3%
* Not meaningful

Factors affecting Midstream during the third quarter of 2011 are described below.

Operating Revenue
Operating revenue decreased $2.0 million, or 18.1%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to lower tolling revenue at Evangeline resulting from lower plant run time.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

Operating Expenses
Operating expenses decreased $3.5 million, or 53.5%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to lower maintenance expenses at Evangeline and $2.4 million of insurance recovery related to outage expenses incurred during the second quarter of 2011.

Equity Income from Investees
Equity income from investees decreased $2.5 million, or 100.0%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to the absence in the third quarter of 2011 of equity earnings at APH resulting from the disposition of Acadia Unit 2 and the subsequent consolidation of Acadia effective April 29, 2011.  For additional information on the disposition of Acadia Unit 2, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Variable Interest Entities and Note 15 — Acadia Transactions — Acadia Unit 2.”

Other Income
Other income decreased $0.8 million, or 44.9%, in the third quarter of 2011 compared to the third quarter of 2010 largely as a result of lower contractual expirations of underlying indemnifications related to Acadia Unit 1.

Income Taxes
Federal and state income taxes decreased $2.3 million, or 83.9%, during the third quarter of 2011 compared to the third quarter of 2010 primarily due to tax benefits taken in the prior year income tax return and a decrease in pre-tax income.  The effective income tax rate is different than the federal statutory rate due to state tax expense.

Comparison of the Nine Months Ended September 30, 2011, and 2010

Cleco Consolidated
		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue, net	$878,193	$892,081	$(13,888)	(1.6)%
Operating expenses	626,489	656,101	29,612	4.5%
Operating income	$251,704	$235,980	$15,724	6.7%
Allowance for other funds used during construction	$3,757	$11,052	$(7,295)	(66.0)%
Equity income from investees, before tax	$62,051	$39,212	$22,839	58.2%
Gain on toll settlement	$-	$148,402	$(148,402)	(100.0)%
Interest charges	$78,011	$72,020	$(5,991)	(8.3)%
Federal and state income taxes	$73,451	$127,411	$53,960	42.4%
Net income applicable to common stock	$165,067	$234,733	$(69,666)	(29.7)%

Consolidated net income applicable to common stock decreased $69.7 million, or 29.7%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to the absence of 2010 gains at Midstream related to the termination of the Evangeline Tolling Agreement and Acadia Unit 1 transaction, partially offset by the 2011 gain from the Acadia Unit 2 transaction.  Also contributing to the decrease were lower Cleco Power earnings.  Partially offsetting these decreases were higher corporate earnings.
Operating revenue, net decreased $13.9 million, or 1.6%, in the first nine months of 2011 compared to the first nine months of 2010 largely as a result of lower fuel cost recovery revenue at Cleco Power due to lower per unit costs of fuel used for electric generation and lower per unit costs and volumes of power purchased for utility customers.
Operating expenses decreased $29.6 million, or 4.5%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to lower per unit costs and volumes of power purchased for utility customers.
Allowance for other funds used during construction decreased $7.3 million, or 66.0%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.
Equity income from investees increased $22.8 million, or 58.2%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to increased equity earnings at APH primarily from the recognition of a $62.0 million gain from the disposition of Acadia Unit 2 and Acadia Power Station’s remaining common facilities to Entergy Louisiana.  Partially offsetting this increase was the absence of the gain from Cleco Power’s acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities during 2010.  For additional information on the Acadia Unit 1 and 2 transactions, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Variable Interest Entities and Note 15 — Acadia Transactions.”
Gain on toll settlement was $148.4 million in the first nine months of 2010 due to transactions related to the termination of the existing Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Evangeline Transactions.”
Interest charges increased $6.0 million, or 8.3%, during the first nine months of 2011 compared to the first nine months of 2010 primarily due to higher interest charges at Cleco Power.  Partially offsetting this increase were lower corporate interest charges related to uncertain tax positions and the repayment of a bank term loan in April 2011.
Federal and state income taxes decreased $54.0 million, or 42.4%, during the first nine months of 2011 compared to the first nine months of 2010.  Decreases include $44.7 million for the change in pre-tax income excluding AFUDC equity, $2.4 million for the tax impact of a valuation allowance for capital loss carryforwards recorded in 2010 and reversed in 2011 due to capital gains generated in 2011, $1.9 million for a Medicare D adjustment resulting from new legislation enacted in 2010, $7.8 million for tax benefits taken on the prior year income tax return, and $0.2 million to record tax expense at the consolidated annual projected effective tax rate.  These decreases were partially offset by $3.0 million for the adjustment in 2010 related to the implementation of the new rates approved by the LPSC.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue
Base	$470,166	$448,589	$21,577	4.8%
Fuel cost recovery	353,318	390,939	(37,621)	(9.6)%
Electric customer credits	(3,405)	(6,314)	2,909	46.1%
Other operations	40,261	32,959	7,302	22.2%
Affiliate revenue	1,041	1,029	12	1.2%
Operating revenue, net	861,381	867,202	(5,821)	(0.7)%
Operating expenses
Fuel used for electric generation – recoverable	295,160	270,165	(24,995)	(9.3)%
Power purchased for utility customers – recoverable	58,145	120,812	62,667	51.9%
Non-recoverable fuel and power purchased	3,369	10,154	6,785	66.8%
Other operations	87,086	81,111	(5,975)	(7.4)%
Maintenance	53,962	51,697	(2,265)	(4.4)%
Depreciation	84,543	77,941	(6,602)	(8.5)%
Taxes other than income taxes	25,585	25,110	(475)	(1.9)%
(Gain) loss on sale of assets	(7)	47	54	114.9%
Total operating expenses	607,843	637,037	29,194	4.6%
Operating income	$253,538	$230,165	$23,373	10.2%
Allowance for other funds used during construction	$3,757	$11,052	$(7,295)	(66.0)%
Other income	$2,168	$1,038	$1,130	108.9%
Other expense	$4,499	$3,619	$(880)	(24.3)%
Interest charges	$74,029	$57,104	$(16,925)	(29.6)%
Federal and state income taxes	$61,935	$58,299	$(3,636)	(6.2)%
Net income	$119,557	$123,584	$(4,027)	(3.3)%

Cleco Power’s net income in the first nine months of 2011 decreased $4.0 million, or 3.3%, compared to the first nine months of 2010.  Contributing factors include:

▪	higher interest charges,
▪	higher other operations and maintenance expenses,
▪	lower allowance for other funds used during construction,
▪	higher depreciation expense, and
▪	higher effective income tax rate.

These were partially offset by:

▪	higher base revenue,
▪	higher other operations revenue,
▪	lower non-recoverable fuel and power purchased expenses, and
▪	lower electric customer credits.

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(MILLION kWh)	2011	2010	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	3,105	3,156	(1.6)%
Commercial	2,037	1,990	2.4%
Industrial	1,770	1,679	5.4%
Other retail	103	106	(2.8)%
Total retail	7,015	6,931	1.2%
Sales for resale	1,495	1,541	(3.0)%
Unbilled	(90)	2	*
Total retail and wholesale customer sales	8,420	8,474	(0.6)%
* Not meaningful

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2011	2010	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$235,672	$208,811	12.9%
Commercial	137,133	116,897	17.3%
Industrial	64,323	55,774	15.3%
Other retail	7,484	6,727	11.3%
Surcharge	7,534	7,205	4.6%
Other	(4,875)	(4,383)	(11.2)%
Total retail	447,271	391,031	14.4%
Sales for resale	34,433	34,199	0.7%
Unbilled	(11,538)	23,359	(149.4)%
Total retail and wholesale customer sales	$470,166	$448,589	4.8%

The following chart shows how cooling- and heating–degree days varied from normal conditions and from the prior period.  Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree days.

			FOR THE NINE MONTHS ENDED SEPTEMBER 30,
				2011 CHANGE
	2011	2010	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	937	1,317	999	(28.9)%	(6.2)%
Cooling-degree days	3,016	2,903	2,453	3.9%	23.0%

Base
Base revenue increased $21.6 million, or 4.8%, during the first nine months of 2011 compared to the first nine months of 2010 primarily due to the base rate increase that became effective in February 2010, which included Madison Unit 3 and the investment in Acadia Unit 1.  Also included in base revenue were amounts related to the completed portions of the Acadiana Load Pocket transmission project.  Partially offsetting these increases were lower kWh electric sales, primarily related to milder winter weather in the first quarter of 2011.  For information on the anticipated effects of changes in base revenue in future periods, see “— Comparison of the Three Months Ended September 30, 2011, and 2010 — Cleco Power — Base.”  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers decreased $37.6 million, or 9.6%, during the first nine months of 2011

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

compared to the first nine months in 2010 primarily due to decreases in the per-unit cost of fuel used for electric generation, power purchased for utility customers, and lower volumes of power purchased for utility customers.  Partially offsetting the decrease were higher volumes of fuel used for electric generation.  Lower volumes of power purchased were primarily due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1 during 2010.  For information on Cleco Power’s ability to recover fuel and purchase power costs, see “— Comparison of the Three Months Ended September 30, 2011, and 2010 — Cleco Power — Fuel Cost Recovery.”

Electric Customer Credits
Electric customer credits decreased $2.9 million, or 46.1%, during the first nine months of 2011 compared to the first nine months of 2010 as a result of a lower estimated accrual for a rate refund.  For additional information on the accrual of electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $7.3 million, or 22.2%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to a $3.8 million gain on sale of Cleco Power’s fuel oil supply, $2.7 million of higher mineral lease payments, $0.6 million related to the absence of net unfavorable results relating to economic hedge transactions associated with fixed-price power that was provided to a wholesale customer, and $0.3 million of higher customer fees.

Operating Expenses
Operating expenses decreased $29.2 million, or 4.6%, in the first nine months of 2011 compared to the first nine months of 2010.  Fuel used for electric generation (recoverable) increased $25.0 million, or 9.3%, primarily due to higher volumes of fuel used as compared to the first nine months of 2010.  Partially offsetting this increase were lower per unit costs of fuel used for electric generation.  Power purchased for utility customers (recoverable) decreased $62.7 million, or 51.9%, largely due to lower volumes and lower per-unit costs of purchased power.  Lower volumes of power purchased were primarily due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and purchased power decreased $6.8 million, or 66.8%, primarily due to the absence of non-recoverable expenses related to fixed-price power that was provided to a wholesale customer during 2010 and lower capacity payments made during the first nine months of 2011 primarily due to the commencement of commercial operations of Madison Unit 3 and the acquisition of Acadia Unit 1.  Other operations expense increased $6.0 million, or 7.4%, primarily due to higher generating station and distribution expenses, higher employee benefit costs and administrative expenses and higher customer service expenses.  Partially offsetting these increases were lower professional fees.  Maintenance expense increased $2.3 million, or 4.4%, primarily due to higher generating station, distribution, and transmission maintenance work performed during the first nine months of 2011.  Other operations and maintenance expenses were impacted during the first nine months of 2011 as a result of Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.  Depreciation expense increased $6.6 million, or 8.5%, largely due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction decreased $7.3 million, or 66.0%, during the first nine months of 2011 compared to the first nine months of 2010 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.

Other Income
Other income increased $1.1 million, or 108.9%, during the first nine months of 2011 compared to the first nine months of 2010 primarily due to higher royalty payments and higher revenue from mutual assistance to other utilities for restoration efforts.

Other Expense
Other expense increased $0.9 million, or 24.3%, during the first nine months of 2011 compared to the first nine months of 2010 primarily due to higher amortization of the plant acquisition adjustment related to Cleco Power’s acquisition of Acadia Unit 1 and higher expenses from mutual assistance to other utilities for restoration efforts.

Interest Charges
Interest charges increased $16.9 million, or 29.6%, during the first nine months of 2011 compared to the first nine months of 2010 primarily due to $11.3 million related to the November 2010 issuance of $250.0 million of senior notes, $7.6 million related to uncertain tax positions, and $2.7 million of lower interest charges capitalized in 2011 compared to 2010 associated with Madison Unit 3.  Partially offsetting this increase was $2.9 million from the repayment of insured quarterly notes and a bank term loan in October 2010 and November 2010, respectively, and $1.8 million of other miscellaneous interest charges.

Income Taxes
Federal and state income taxes increased $3.6 million, or 6.2%, during the first nine months of 2011 compared to the first nine months of 2010.  The increase includes $2.6 million for the change in pre-tax income excluding AFUDC equity, $3.0 million for the adjustment in 2010 related to the

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

implementation of new rates approved by the LPSC, $1.7 million for miscellaneous items, and $0.9 million to record tax expense at the projected annual effective tax rate.  These increases were partially offset by $2.4 million for the tax impact of a valuation allowance for capital loss carryforwards recorded in 2010 and reversed in 2011 due to capital gains generated in 2011, $1.5 million for a Medicare D adjustment resulting from new legislation enacted in 2010, and $0.7 million for tax benefits taken in the prior year income tax return.

Midstream
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue
Tolling operations	$16,137	$23,016	$(6,879)	(29.9)%
Other operations	8	2	6	300.0%
Affiliate revenue	45	924	(879)	(95.1)%
Operating revenue	16,190	23,942	(7,752)	(32.4)%
Operating expenses
Other operations	5,999	5,962	(37)	(0.6)%
Maintenance	5,535	6,902	1,367	19.8%
Depreciation	4,370	4,334	(36)	(0.8)%
Taxes other than income taxes	1,880	261	(1,619)	(620.3)%
(Gain) loss on sale of assets	(556)	12	568	*
Total operating expenses	17,228	17,471	243	1.4%
Operating (loss) income	$(1,038)	$6,471	$(7,509)	(116.0)%
Equity income from investees, before tax	$62,053	$39,211	$22,842	58.3%
Gain on toll settlement	$-	$148,402	$(148,402)	(100.0)%
Interest charges	$1,963	$5,972	$4,009	67.1%
Federal and state income tax expense	$21,296	$72,905	$51,609	70.8%
Net income	$39,274	$117,176	$(77,902)	(66.5)%
* Not meaningful

Factors affecting Midstream during the first nine months of 2011 are described below.

Operating Revenue
Operating revenue decreased $7.8 million, or 32.4%, during the first nine months of 2011 compared to the first nine months of 2010, largely as a result of lower tolling revenue resulting from the Evangeline restructuring and pricing of the Evangeline 2010 Tolling Agreement.  Affiliate revenue decreased $0.9 million, or 95.1%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to a decrease in services provided by Generation Services employees who were transferred to Cleco Power during 2010 as a result of Cleco Power’s acquisition of Acadia Unit 1.

Operating Expenses
Maintenance expenses decreased $1.4 million, or 19.8%, during the first nine months of 2011 compared to the first nine months of 2010, largely as a result of lower turbine maintenance expenses at Evangeline.  Taxes other than income taxes increased $1.6 million, or 620.3%, primarily due to higher property taxes at Evangeline as a result of the expiration of a 10-year property tax exemption.  Gain on sale of assets increased $0.6 million primarily due to insurance recovery related to outage expenses at Evangeline.

Equity Income from Investees
Equity income from investees increased $22.8 million, or 58.3%, during the first nine months of 2011 compared to the first nine months of 2010 primarily due to increased equity earnings at APH primarily from the recognition of a $62.0 million gain from the disposition of Acadia Unit 2 and Acadia Power Station’s remaining common facilities to Entergy Louisiana.  Partially offsetting this increase was the absence of the gain from Cleco Power’s acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities during the first half of 2010.  For additional information on the Acadia Unit 1 and 2 transactions, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Variable Interest Entities and Note 15 — Acadia Transactions.”

Gain on Toll Settlement
Gain on toll settlement was $148.4 million in the first nine months of 2010 due to transactions related to the termination of the Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Evangeline Transactions.”

Interest Charges
Interest charges decreased $4.0 million, or 67.1%, during the first nine months of 2011 compared to the first nine months of 2010 primarily due to the retirement of Evangeline’s debt in 2010 and lower interest charges related to uncertain tax positions.  For additional information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Evangeline Transactions.”

Income Taxes
Federal and state income taxes decreased $51.6 million, or 70.8%, during the first nine months of 2011 compared to the first nine months of 2010 primarily due to a decrease in pre-tax income and tax benefits taken in the prior year income tax return.  The effective income tax rate is different than the federal statutory rate due to state tax expense.

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

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of project counterparties.  After assessing the current operating performance, liquidity, and credit ratings of Cleco and Cleco Power, management believes that Cleco and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.  The following table presents the credit ratings of Cleco Corporation and Cleco Power at September 30, 2011:

SENIOR UNSECURED DEBT
	MOODY’S	STANDARD & POOR’S
Cleco Corporation	Baa3	BBB-
Cleco Power	Baa2	BBB

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.  Each rating should be evaluated independently of any other rating.
For the nine-month period ended September 30, 2011, there were no changes to Cleco or Cleco Power’s credit ratings or rating agency’s outlooks.  At September 30, 2011, Moody’s and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable.  Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held.  If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to post additional fees and incur higher interest rates under their bank credit agreements.  Cleco Power’s collateral for derivatives is based on the lowest rating held.  If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s or Moody’s, Cleco Power would be required to post additional collateral for derivatives.
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

Debt
At September 30, 2011, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.  If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility, and the lenders could accelerate all principal and interest outstanding.  Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.
On October 7, 2011, Cleco Corporation amended its credit facility agreement. Under the amended agreement, Cleco Corporation’s maximum capacity was increased from $200.0 million to $250.0 million, the maturity date was extended to

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

October 7, 2016, and the borrowing costs were lowered to equal LIBOR plus 1.50%, plus facility fees of 0.25%.  At September 30, 2011, Cleco Corporation had no borrowings outstanding under its original credit facility.  If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay fees and interest at a rate of 0.25% higher than the level for its current amended $250.0 million credit facility.
On October 7, 2011, Cleco Power amended its credit facility agreement. Under the amended agreement, the maturity date was extended to October 7, 2016, and the borrowing costs were lowered to equal LIBOR plus 1.275%, plus facility fees of 0.225%. At September 30, 2011, Cleco Power had no borrowings outstanding under its original credit facility.  If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay fees and interest at a rate of 0.25% higher than the level on its current amended $300.0 million credit facility.

Cleco Consolidated
Cleco had no short-term debt outstanding at September 30, 2011, compared to $150.0 million outstanding at December 31, 2010.  The short-term debt outstanding at December 31, 2010, was a bank term loan Cleco Corporation entered into in February 2010.  The bank term loan had an interest rate of LIBOR plus 2.75% and was set to mature in February 2011.  In January 2011, Cleco extended the bank term loan to mature August 19, 2011, and lowered the interest rate to LIBOR plus 2.50% or ABR plus 1.50%.  In April 2011, Cleco repaid the $150.0 million bank term loan.  As part of the repayment, Cleco paid $0.6 million for accrued interest on the term loan.
At September 30, 2011, Cleco’s long-term debt outstanding was $1.38 billion, of which $13.1 million was due within one year, compared to $1.41 billion outstanding at December 31, 2010, which included $12.3 million due within one year.  The long-term debt due within one year at September 30, 2011, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco, long-term debt decreased $28.3 million primarily due to $12.3 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2011, a $15.0 million decrease in credit facility draws outstanding, and $1.3 million of capital lease payments.  These decreases were partially offset by debt premium amortizations of $0.3 million.
Cash and cash equivalents available at September 30, 2011, were $158.2 million combined with $500.0 million facility capacity ($200.0 million from Cleco Corporation and $300.0 million from Cleco Power) for total liquidity of $658.2 million.  Cash and cash equivalents available at September 30, 2011, decreased $32.9 million when compared to cash and cash equivalents available at December 31, 2010.  This decrease is primarily due to the repayment of debt, a contribution to the pension plan, additions to property, plant and equipment, routine working capital fluctuations, and the payment of common dividends.
At September 30, 2011, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  For additional information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”
At September 30, 2011, and December 31, 2010, Cleco had a working capital surplus of $179.6 million and $131.2 million, respectively.  The $48.4 million increase in working capital is primarily due to:

▪	$150.0 million repayment of a bank term loan in April 2011,
▪	$20.4 million net decrease related to changes in the recognition of current taxes and uncertain tax positions and related interest charges expected to be settled in the next 12 months, and
▪	$10.3 million reduction in the deferred construction carrying costs owed to customers in the next 12 months.

These increases in working capital were partially offset by:

▪	$44.7 million reduction of fuel inventories,
▪	$32.9 million decrease in cash and cash equivalents as discussed above,
▪	$30.0 million of mark-to-market losses on the treasury rate lock outstanding at September 30, 2011, and
▪	$11.4 million net reduction of restricted cash used for GO Zone projects and Cleco Katrina/Rita debt service payments.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at September 30, 2011, compared to $150.0 million outstanding at December 31, 2010.  The short-term debt outstanding at December 31, 2010, was a bank term loan entered into in February 2010.  The bank term loan had an interest rate of LIBOR plus 2.75% and was set to mature in February 2011.  In January 2011, Cleco extended the bank term loan to mature August 19, 2011, and lowered the interest rate to LIBOR plus 2.50% or ABR plus 1.50%.  In April 2011, Cleco repaid the $150.0 million bank term loan.  As part of the repayment, Cleco paid $0.6 million for accrued interest on the term loan.
At September 30, 2011, Cleco Corporation had no draws outstanding under its $200.0 million credit facility compared to $15.0 million outstanding at December 31, 2010.  This facility provides for working capital and other needs.  Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at September 30, 2011, were $11.9 million.  Cash and cash equivalents available at September 30, 2011, increased $6.6 million when compared to cash and cash equivalents available at

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

December 31, 2010, primarily due to routine working capital fluctuations.

Cleco Power
There was no short-term debt outstanding at Cleco Power at September 30, 2011, or December 31, 2010.  At September 30, 2011, Cleco Power’s long-term debt outstanding was $1.38 billion, of which $13.1 million was due within one year, compared to $1.40 billion at December 31, 2010, of which $12.3 million was due within one year.  The $13.1 million of long-term debt due within one year at September 30, 2011, represents principal payments for the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.  For Cleco Power, long-term debt decreased $13.3 million primarily due to $12.3 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2011, and $1.3 million of capital lease payments.  These decreases were partially offset by debt premium amortizations of $0.3 million.
At September 30, 2011, no borrowings were outstanding under Cleco Power’s $300.0 million credit facility.  This facility provides for working capital and other needs.  Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at September 30, 2011, were $143.0 million, combined with $300.0 million facility capacity for total liquidity of $443.0 million.  Cash and cash equivalents decreased $41.9 million, when compared to cash and cash equivalents at December 31, 2010, primarily due to the repayment of debt, a contribution to the pension plan, and additions to property, plant and equipment.
At September 30, 2011, and December 31, 2010, Cleco Power had a working capital surplus of $149.2 million and $259.1 million, respectively.  The $109.9 million decrease in working capital is primarily due to:

▪	$44.7 million reduction of fuel inventories,
▪	$41.9 million decrease in cash and cash equivalents as discussed above,
▪	$30.0 million of mark-to-market losses on the treasury rate lock outstanding at September 30, 2011, and
▪	$11.4 million net reduction of restricted cash used for GO Zone projects and Cleco Katrina/Rita debt service payments.

These decreases in working capital were partially offset by:

▪	$10.3 million reduction in the deferred construction carrying costs owed to customers in the next 12 months, and
▪	$3.9 million net increase related to changes in the recognition of current taxes and uncertain tax positions and related interest charges expected to be settled in the next 12 months.

The $32.0 million solid waste disposal facility bonds due in 2038, which were issued by the Rapides Finance Authority for the benefit of Cleco Power in October 2008, were required to be mandatorily tendered by the bondholders for purchase on October 1, 2011, pursuant to the terms of the indenture.  On October 3, 2011, Cleco Power purchased all $32.0 million outstanding bonds at face value plus $1.0 million of accrued interest.  In connection with the purchase, the interest rate of the bonds was converted to a weekly mode and will reset each week based on the SIFMA (Securities Industry and Financial Markets Association) index. The initial interest rate of the bonds at October 3, 2011, was 0.16% per annum. The bonds were issued by the Rapides Finance Authority in connection with a loan agreement between the Rapides Finance Authority and Cleco Power.  The bonds remain outstanding and Cleco Power will report the bonds as a $32.0 million long-term liability and a corresponding $32.0 million long-term asset.  Interest expense will continue to be recorded with a corresponding amount recorded as interest income, excluding amortization of debt issuance costs. Cleco Power has the option to remarket the bonds for new terms and new interest rates, both to be determined by market conditions.
The $100.0 million GO Zone bonds due in 2038, which were issued by the Louisiana Public Facilities Authority for the benefit of Cleco Power, are required to be mandatorily tendered by the holders for purchase on December 1, 2011, pursuant to the terms of the indenture governing the bonds, at which time Cleco Power will have the option to either repay all $100.0 million of Cleco Power’s obligations under the loan agreement relating to the bonds and hold the bonds or cause the bonds to be retired, or cause the bonds to be remarketed. Cleco Power has the option to cause the bonds to be remarketed for new terms at new interest rates, both to be determined by market conditions.

Cash Generation and Cash Requirements

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.  Cleco’s restricted cash consisted of:

(THOUSANDS)	AT SEPTEMBER 30, 2011	AT DECEMBER 31, 2010
Diversified Lands’ mitigation escrow	$97	$97
Cleco Power’s future storm restoration costs	24,652	25,992
Cleco Power’s renewable energy grant	600	-
Cleco Katrina/Rita’s storm recovery bonds	3,554	8,822
Cleco Power’s GO Zone bonds	-	6,137
Total restricted cash	$28,903	$41,048

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers.  As cash is collected, it is restricted for payment of operating expenses, interest, and principal on storm recovery bonds.  During 2011, Cleco Katrina/Rita has collected $14.5 million net of operating

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

expenses.  In March and September 2011, Cleco Katrina/Rita used $6.3 million and $6.0 million, respectively for scheduled storm recovery bond principal payments and $3.8 million and $3.7 million, respectively for related interest.  In 2011, Cleco Power received a renewable energy grant from the Louisiana Department of Natural Resources.

Cleco Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $262.6 million during the first nine months of 2011, compared to $192.4 million during the first nine months of 2010.  Cash provided by operating activities during the first nine months of 2011 increased $70.2 million from the first nine months of 2010, primarily due to the following items:

▪	return on equity investment in Acadia of $58.7 million,
▪	higher collection of receivables of $47.0 million,
▪	sales of fuel oil inventory of $35.2 million,
▪	absence of 2010 Madison Unit 3 construction carrying costs, Acadia Unit 1 acquisition costs, rate case costs, and IRP/FRP costs of $30.3 million, and
▪	lower petroleum coke inventory purchases of $26.2 million due to the build-up of inventory in 2010.

These were partially offset by:

▪	higher pension plan contributions of $55.0 million,
▪	absence of the 2010 collection of a $28.0 million receivable related to the Evangeline transactions,
▪	higher vendor payments of $21.7 million, and
▪	absence of the 2010 cash portion of the gain related to the Evangeline Restructuring Agreement for $18.5 million.

Net Investing Cash Flow
Net cash used in investing activities was $54.1 million during the first nine months of 2011, compared to $234.8 million during the first nine months of 2010.  Net cash used in investing activities during the first nine months of 2011 was lower than the first nine months of 2010 primarily due to lower additions to property, plant and equipment, the return of equity investment in Acadia, and lower contributions to the tax credit fund, partially offset by lower transfers of cash from restricted accounts.
During the first nine months of 2011, Cleco had additions to property, plant and equipment, net of AFUDC, of $141.9 million and an $18.5 million investment in New Markets Tax Credits.  This was partially offset by an $89.7 million return of equity investment in Acadia and the transfer of $12.1 million of cash from restricted accounts, primarily related to GO Zone bonds and cash restricted for storm costs.
During the first nine months of 2010, Cleco had additions to property, plant and equipment, net of AFUDC of $241.7 million, a $28.8 million investment in New Markets Tax Credits, an $8.5 million investment in Acadia, and a $0.2 million investment in Oxbow.  This was partially offset by the transfer of $45.2 million of cash from restricted accounts, primarily related to Evangeline, GO Zone bonds, and cash restricted for storm costs.

Net Financing Cash Flow
Net cash used in financing activities was $241.4 million during the first nine months of 2011, compared to $34.9 million during the first nine months of 2010.  Net cash used in financing activities during the first nine months of 2011 was higher than the first nine months of 2010 primarily due to lower draws on the revolving credit facility, higher repayments of short-term debt, the absence of short-term debt issuances, repurchase of common stock, and higher dividends paid on common stock.  This was partially offset by lower payments on the credit facility and lower retirements of long-term debt.
During the first nine months of 2011, Cleco repaid a $150.0 million bank term loan and $37.3 million of long-term debt, consisting of $25.0 million of credit facility draws and $12.3 million of long-term bonds.  Cleco also used $49.2 million for the payment of common stock dividends and $13.0 million for the repurchase of common stock.  This was partially offset by $10.0 million in credit facility draws.
During the first nine months of 2010, Cleco retired $396.7 million of long-term debt, consisting of $350.0 million of credit facility draws, $35.2 million of Evangeline debt, and $11.5 million of long-term bonds.  Cleco also used $43.8 million for the payment of common stock dividends.  This was partially offset by $255.0 million of credit facility draws and the issuance of a $150.0 million bank term loan, which was used to facilitate the acquisition of Acadia Unit 1.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $184.7 million during the first nine months of 2011, compared to $99.7 million during the first nine months of 2010.
Cash provided by operating activities during the first nine months of 2011 increased $85.0 million from the first nine months of 2010 primarily due to the following items:

▪	higher collection of receivables of $46.0 million,
▪	sales of fuel oil inventory of $35.2 million,
▪	absence of 2010 Madison 3 construction carrying costs, Acadia Unit 1 acquisition costs, rate case costs, and IRP/FRP costs of $30.3 million,
▪	lower petroleum coke inventory purchases of $26.2 million due to the build-up of inventory in 2010,
▪	lower payments to affiliates of $17.1 million, and
▪	lower income taxes paid of $7.7 million.

These were partially offset by:

▪	higher pension plan contributions of $55.0 million, and
▪	higher vendor payments of $18.2 million.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

Net Investing Cash Flow
Net cash used in investing activities was $112.9 million during the first nine months of 2011, compared to $72.5 million during the first nine months of 2010.  Net cash used in investing activities during the first nine months of 2011 was higher than the first nine months of 2010 primarily due to higher additions to property, plant and equipment.
During the first nine months of 2011, Cleco Power had additions to property, plant and equipment, net of AFUDC of $127.3 million.  This was partially offset by the transfer of $12.1 million of cash from restricted accounts, primarily related to GO Zone bonds and cash restricted for storm costs.
During the first nine months of 2010, Cleco Power had additions to property, plant and equipment, net of AFUDC of $87.3 million.  This was partially offset by the transfer of $15.1 million of cash from restricted accounts, primarily related to solid waste disposal and GO Zone bonds.

Net Financing Cash Flow
Net cash used in financing activities was $113.7 million during the first nine months of 2011, compared to $137.9 million during the first nine months of 2010.  Net cash used in financing activities during the first nine months of 2011 was lower than the first nine months of 2010 primarily due to $25.0 million of lower distributions made to Cleco Corporation.

Common Stock Repurchase Program
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a new common stock repurchase program authorizing management, on behalf of Cleco Corporation, to repurchase, from time to time, shares of common stock so that Cleco Corporation’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010.  Purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements, and other factors.  The purchases will not be announced in advance and may be made in the open market or through privately negotiated transactions.  In August 2011, 400,000 shares of Cleco Corporation’s common stock were repurchased under this program.  For additional information, see “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds — Common Stock Repurchases.”

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

Wholesale Electric Markets

Electric Reliability Organization
In February 2010, the SPP Regional Entity notified Cleco that an audit would be conducted to determine Cleco’s compliance with the NERC Reliability Standard Requirements.  The audit began in April 2010.  Cleco has submitted mitigation plans and evidence of remedial efforts in connection with the SPP’s findings from the April 2010 audit.  Cleco and SPP have agreed to a financial settlement totaling less than $0.1 million, which has been approved by NERC.  Cleco’s next scheduled audit will begin in 2013.  For more information on regulatory

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

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

Generation RFP

Renewable Energy Pilot Program
In November 2010, the LPSC established a two-part renewable energy pilot program implementation plan consisting of a research component and an RFP component.  Cleco Power is meeting the requirements of the research component with research into solar projects, a wind project, and various other renewable projects.  The RFP component of the program requires utilities, collectively, to issue RFPs for 350 MW of renewable energy, with Cleco Power’s share being 43 MW.  However, because Madison Unit 3 is designed to burn biomass fuel, with minor modifications, in addition to its primary fuel, Cleco Power has been given an exception allowing it to conduct an RFP for biomass fuel along with identifying the costs to co-fire biomass fuel in Madison Unit 3.  As part of this process, during October 2011, Cleco Power performed a biomass test burn at Madison Unit 3.  To date, results of the test burn are incomplete.  Cleco Power plans to initiate another test burn in the fourth quarter of 2011.  In October 2011, Cleco Power received LPSC approval for recovery of the test burn costs.  Cleco Power’s final RFP for biomass fuel along with its written report to the LPSC regarding the cost of co-firing biomass fuel in Madison Unit 3 is expected to be completed in 2012.  After the LPSC reviews the results of Cleco Power’s RFP, the LPSC may authorize Cleco Power to pursue co-firing biomass fuel in Madison Unit 3 or require Cleco Power to conduct an additional RFP for 43 MW of renewable energy as discussed above.  For additional information on Cleco’s renewable energy pilot program, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Generation RFP” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

RFP for Short-Term 2012 Resources
In August 2011, Cleco Power issued an RFP for short-term 2012 resources to enhance reliability for the period January through April 2012.  Cleco Power selected and negotiated two agreements from the RFP, a power purchase agreement with NRG Power Marketing LLC, and a tolling agreement with Evangeline.  In September 2011, Cleco Power filed with the LPSC an application for a certificate of public convenience and necessity for the two agreements.  Because Evangeline is a subsidiary of Cleco, Cleco Power also filed an application with the FERC for authorization to make power sales between affiliates pursuant to Section 205 of the Federal Power Act.

RFP for Contractual Resources to Meet the Cross-State Air Pollution Rule Beginning in May 2012
In September 2011, Cleco Power issued a draft RFP for resources to meet the Cross-State Air Pollution Rule.  A bidders conference was conducted on October 13, 2011, and the final RFP was published on October 21, 2011.  Cleco Power is seeking up to approximately 750 MW of capacity and energy for a three- or five-year term.  An additional RFP is expected to be issued by Cleco Power in 2012 seeking long-term access to resources.  That RFP shall be closely coordinated with the RFP for resources to meet the Cross-State Air Pollution Rule.

Madison Unit 3
In May 2006, Cleco Power began construction of Madison Unit 3, a 600-MW solid fuel power plant.  The unit commenced commercial operations on February 12, 2010, whereby Cleco Power accepted care, custody, and control of the unit.  The Madison Unit 3 budget including AFUDC, Amended EPC Contract costs, and other development expenses remains within 1.6% of its estimated projection of $1.0 billion.  Madison Unit 3 is capable of burning various solid fuels, but initially began operation with consumption of petroleum coke produced by several refineries throughout the Gulf Coast region.  Due to operational and economic reasons, Cleco Power purchased various amounts of Illinois basin coal from several suppliers and blended such fuels with petroleum coke throughout 2011 and is anticipated to continue consumption of a blended fuel throughout the year 2012.
In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract to construct the unit, which contract has subsequently been amended by the parties.  Under the amended contract as of September 30, 2011, the lump-sum price for construction of Madison Unit 3 by Shaw was $805.9 million.  In support of Shaw’s performance obligations, Cleco Power, as of December 31, 2010, retained a letter of credit in the amount of $58.9 million, as well as a $200.0 million payment and performance bond in favor of Cleco Power as specified under the Amended EPC Contract.  On April 30, 2010, Shaw filed a demand for arbitration asserting claims of $32.0 million including impacts due to the 2008 hurricane force majeure, alleged excess fuel moisture, intake water quality and a river embankment slope failure, and the associated recovery of schedule related liquidated damages withheld by Cleco Power.  In February 2011, Cleco drew on Shaw’s letter of credit in an amount of $19.0 million due to Shaw’s voidance of a fuel related amendment.  Certain of these matters were argued in arbitration hearings which concluded on June 8, 2011.  On August 5, 2011, the arbitrator announced his decision in favor of Shaw’s claims of Cleco Power owing Shaw

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

$32.5 million (including the return of the amounts drawn on Shaw’s letter of credit).  Cleco Power paid this amount on August 22, 2011, which was included as a cost of Madison Unit 3 and reflected as property, plant and equipment.
Shaw has not reached project completion as defined in the Amended EPC Contract, as various performance tests, the reliability test, and specified boiler performance criteria have not been met.  Under the Amended EPC Contract, Shaw must correct the identified items, complete the performance guarantee tests, meet a 30-day reliability performance test, and correct certain warranty issues to meet final acceptance, or pay certain liquidated damages and financially settle incomplete work.  The disputed items relating to the liquidated damages for Shaw’s inability to meet performance guarantees, as well as for completion of minor or warranty work, were bifurcated from the arbitration proceedings and remains outstanding.  These matters may be resolved through a second arbitration proceeding or potentially settled.

Lignite Deferral
At September 30, 2011, and December 31, 2010, Cleco Power had $19.8 million and $21.7 million, respectively, in deferred lignite mining costs remaining uncollected.
For additional information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket.  The project received LPSC and SPP approval in February 2009.  Cleco Power’s initial portion of the estimated cost was approximately $150.0 million, including AFUDC.  Due to lower material and labor costs than initially expected, Cleco Power’s estimated costs for its portion of the project were reduced to $125.0 million, including AFUDC.  At September 30, 2011, Cleco Power had spent $86.3 million on the project and expects to incur an additional $9.6 million during 2011, including AFUDC.  The costs associated with the completed portions of the Acadiana Load Pocket project are included in base revenue.  The project is estimated to be 81% complete with the final completion date expected in 2012.  For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Acadiana Load Pocket Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  For information on the impact the Acadiana Load Pocket project is expected to have on base revenue, see “Results of Operations — Comparison of the Three Months Ended September 30, 2011, and 2010 — Cleco Power — Base.”

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement smart-grid technology for all of Cleco Power’s retail customers.  Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million.  The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009.  Smart-grid technology includes the installation of electric meters that enable two-way communication capabilities between a home or business and a utility company.  At September 30, 2011, Cleco Power had incurred $6.9 million in project costs, of which $3.0 million has been submitted to the DOE for reimbursement.  As of September 30, 2011, Cleco Power had received $2.8 million in payments from the DOE.  The project is expected to be completed in the third quarter of 2013.  For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Other Matters — AMI Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Teche Unit 4 Blackstart Project
In April 2011, Cleco Power completed work on its project to improve its “blackstart” process (the return of its generation system to service in the event of a total shutdown).  The project was considered complete when a 33-MW gas turbine at Teche Power Station, which has been designated Teche Unit 4, was placed into commercial operation.  At September 30, 2011, Cleco Power had spent $29.5 million on the project and expects to incur less than $0.1 million during the remainder of 2011.  For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Other Matters — Teche Unit 4 Blackstart Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Franchises
In 2009, the City of Opelousas conducted a RFP from other power companies to potentially replace Cleco Power’s franchise, which was set to expire on August 11, 2011.  The process did not result in successful bids, and subsequently the Mayor formed a citizens committee to determine if the City of Opelousas should operate its own electricity distribution system or continue the operating and franchise agreement with Cleco Power.  In December 2009, the City of Opelousas requested an extension under the operating and franchise agreement to perform the review.  Cleco Power granted extensions until July 15, 2011 and continued to provide service based on the terms of the existing operating and franchise

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

agreement.  On July 14, 2011, the City of Opelousas approved the renewal of its franchise agreement with Cleco Power.  The renewal extends the agreement for 10 years until August 11, 2021.  Approximately 10,000 Cleco Power customers are located in Opelousas.
On July 12, 2011, the Town of Colfax voted to accept the early renewal of its franchise agreement with Cleco Power.  The agreement was set to expire in February 2013.  The renewal extends the agreement for 30 years until July 2043.  Approximately 800 Cleco Power customers are located in Colfax.

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

Environmental Matters
Cleco is subject to extensive environmental regulation by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations, and to obtain and comply with numerous governmental permits, in operating its facilities.  In addition, existing environmental laws, regulations, and permits could be revised or reinterpreted; new laws and regulations could be adopted or become applicable to Cleco or its facilities; and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions.  Cleco may incur significant additional costs to comply with these revisions, reinterpretations, and requirements.  Cleco Power would then seek recovery of additional environmental compliance costs as riders through the LPSC’s environmental adjustment clause or its FRP, or as a base rate adjustment as appropriate.  If Cleco fails to comply with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines.
In January 2010, the EPA published a proposed rule to reconsider the 2008 national ambient air quality standards (NAAQS) for ozone.  The EPA had proposed to significantly lower the primary ozone standard of 75 parts per billion (ppb) and establish a cumulative, seasonal secondary standard.  This proposed rule was widely criticized by industry which cited flaws in the scientific data used by the EPA to justify a reconsideration of the 2008 NAAQS.  On September 2, 2011, the EPA withdrew its proposed rule to reconsider the 2008 NAAQS for ozone.  Now that the EPA has withdrawn its proposed reconsideration, the 2008 NAAQS of 75 ppb is reinstated and the EPA is moving ahead with states, including Louisiana, to implement the 2008 standard.  The EPA now expects to finalize initial area designations for the 2008 ozone NAAQS by mid-2012 using the most up-to-date monitoring data and then will require states to submit formal implementation plans to them, likely by 2015.  This could result in more stringent NOx controls imposed on power plants located in or near these newly designated non-attainment areas.  Since NOx emissions are a precursor to ozone formation, existing fossil fuel-fired units located in or near ozone non-attainment areas could be targeted for installation of additional NOx emission controls.  Cleco cannot determine the potential impact of this rule on its generating units until Louisiana finalizes its attainment designations and develops a state implementation plan for this rule.
On October 6, 2011, the EPA proposed technical adjustments to the final Cross-State Air Pollution Rule (CSAPR).  The proposal addresses discrepancies affecting state budgets in Florida, Louisiana, Michigan, Mississippi, Nebraska, New Jersey, New York, Texas, and Wisconsin.  The proposal would also amend the effective date of the assurance penalty by delaying the 3-for-1 penalty provisions from 2012 to 2014.  For Louisiana, the EPA has proposed to increase the state ozone season NOx allowance budget from 13,432 to 17,663 allowances.  The EPA cites as the basis for the proposed rule that it had not accounted for twelve (12) generating units in Louisiana that require significant non-economic dispatch.  As a result, if finalized as proposed, Cleco will receive 464 additional allowances which represent a nearly 30% increase from the current rule.  Even with the proposed additional allowances, Cleco must still consider other compliance options such as the installation of additional emission controls, the purchase of allowances, alternate dispatch schedules for generating units, and the acquisition of alternate generation resources to meet the NOx allocation required for Cleco’s units.  If Cleco cannot obtain sufficient ozone season allowances to cover its ozone season emissions, then Cleco could face significant fines and penalties and/or it may not be able to meet its customer’s demand.
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

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

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
In August 2011, Cleco Power entered into a treasury rate lock contract in order to mitigate the interest rate exposure on coupon payments related to a forecasted debt issuance.  The notional amount of the treasury rate lock is $150.0 million, with a pricing date of November 14, 2011, or the date of issuance of the debt, whichever is earlier.  The treasury rate lock meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging.  The 3.77% rate lock was based on the 30-year treasury note yield as of August 12, 2011.  At September 30, 2011, the 30-year treasury note yield was 2.89%, which resulted in Cleco Power recognizing a $30.0 million unrealized mark-to-market loss in other comprehensive income for the three and nine months ended September 30, 2011.  The offsetting liability was recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as an interest rate risk management liability.  There was no impact to earnings due to ineffectiveness for the three and nine months ended September 30, 2011.  At September 30, 2011, this derivative qualified as a cash flow hedge because management determined that the interest payments related to the forecasted debt instrument were probable of occurring and the hedge was highly effective.  Events could occur subsequent to September 30, 2011, that could cause the interest payments related to the forecasted debt issuance not to occur, the debt issuance to occur for an amount less than $150.0 million, or to result in ineffectiveness in the hedging relationship.  If the interest payments related to the forecasted debt issuance do not occur, the debt issuance occurs for an amount less than $150.0 million, or results in ineffectiveness, then all, or a portion of the then current mark-to-market loss, or gain, is required to be reclassified from accumulated other comprehensive income to earnings.  For more information about the treasury rate lock contract, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies” and “Note 4 — Fair Value Accounting — Treasury Rate Lock.”
For an additional discussion of Cleco’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three and nine months ended September 30, 2011, and September 30, 2010.  The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Combined Quarterly Report on Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2011 and the first nine months of 2010.  Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2011 and the third quarter of 2010, see “— Results of Operations — Comparison of the Three Months Ended September 30, 2011, and 2010 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2011 and the first nine months of 2010, see “— Results of Operations — Comparison of the Nine Months Ended September 30, 2011, and 2010 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

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
At September 30, 2011, Cleco had no short- or long-term variable rate debt outstanding.
The $100.0 million GO Zone bonds due in 2038, which were issued by the Louisiana Public Facilities Authority for the benefit of Cleco Power, are required to be mandatorily tendered by the holders for purchase on December 1, 2011, pursuant to the terms of the indenture governing the bonds, at which time Cleco Power will have the option to either repay all $100.0 million of Cleco Power’s obligations under the loan agreement relating to the bonds and hold the bonds or cause the bonds to be retired, or cause the bonds to be remarketed. Cleco Power has the option to cause the bonds to be remarketed for new terms at new interest rates, both to be determined by market conditions. Each 1% increase in the interest rate applicable to such debt would result in a $1.0 million decrease in pre-tax earnings.
In August 2011, Cleco Power entered into a treasury rate lock contract in order to mitigate the interest rate exposure on coupon payments related to a forecasted debt issuance.  The notional amount of the treasury rate lock is $150.0 million, with a pricing date of November 14, 2011, or the date issuance of the debt, whichever is earlier.  The treasury rate lock meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging.  The 3.77% rate lock was based on the 30-year treasury note yield as of August 12, 2011.  At September 30, 2011, the 30-year treasury note yield was 2.89%, which resulted in Cleco Power recognizing a $30.0 million unrealized mark-to-market loss in other comprehensive income for the three and nine months ended September 30, 2011.  The offsetting liability was recorded on

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as an interest rate risk management liability.  There was no impact to earnings due to ineffectiveness for the three and nine months ended September 30, 2011.  For every one basis point change in the reference rate, the value of the treasury rate lock changes by approximately $0.3 million.

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
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate the volatility in customer fuel costs, as encouraged by an LPSC order.  Cleco Power’s fuel stabilization policy targets higher levels of minimum hedging percentages and mitigates the volatility in customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles.  Based on market prices at September 30, 2011, the net mark-to-market impact related to open natural gas positions at September 30, 2011, was a loss of $5.7 million.  All of these natural gas positions will close over the next twelve months.  Deferred losses relating to closed natural gas positions at September 30, 2011, and December 31, 2010, totaled $1.3 million and $1.6 million, respectively.
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
Based on these assumptions, the VaR relating to Cleco Power’s hedge transactions for the three and nine months ended September 30, 2011, as well as the VaR at December 31, 2010, is summarized below.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(THOUSANDS)	HIGH	LOW	AVERAGE
Fuel cost hedges	$820.4	$379.4	$580.2

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011			AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2011	2010
Fuel cost hedges	$1,458.3	$379.4	$946.3	$379.4	$1,346.0

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
Cleco Power had no short- or long-term variable-rate debt as of September 30, 2011.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of September 30, 2011, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power LLC (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including the CEO and CFO, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2011, and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

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

ITEM 1A.      RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ Combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Second Quarter 2011 Form 10-Q”) and Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”).  For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the Second Quarter 2011 Form 10-Q and the 2010 Annual Report on Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a new common stock repurchase program.  This program authorizes management to repurchase, from time to time, shares of common stock so that Cleco’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010.  Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements and other factors.  Purchases under the program will not be announced in advance and may be made in the open market or through privately negotiated transactions.
The following table summarizes the common stock repurchases by Cleco Corporation during the quarter ended September 30, 2011:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
July 2011	-	$-	-	400,000
August 2011	400,000	$32.49	400,000	-	*
September 2011	-	$-	-	-
*Management does not anticipate repurchasing any shares of common stock during the fourth quarter of 2011. Pursuant to the objectives of the program, repurchases under the program should resume in 2012.

ITEM 5.       OTHER INFORMATION

On October 28, 2011, the Board of Directors (Board) of Cleco Corporation adopted the Cleco Corporation Executive Severance Plan (Executive Plan) to be effective as of such date.  As an alternative to benefits previously provided by employment agreements, the Executive Plan provides severance and change in control benefits to senior officers, officers, and general managers in the event of a change in control, provided that a qualifying termination has occurred and certain additional conditions are satisfied.  Since Cleco Corporation’s general managers currently are covered by the Cleco Corporation Severance Pay Plan, which was adopted by Cleco Corporation in 2009, a conforming amendment to that plan removing general managers as covered employees also was approved by the Board on October 28, 2011, effective as of that date.
In addition, the Board adopted amendments to the SERP, the LTICP, and the Cleco Corporation Deferred Compensation Plan (Deferred Compensation Plan) effective October 28, 2011.  These amendments eliminate the business transaction benefit in the SERP and LTICP.  The SERP amendment also prospectively reduces the eligibility period during which change in control benefits can be triggered to conform to the period in the Executive Plan and eliminates the requirement that a participant also be a party to an employment agreement to receive change in control benefits.  The Deferred Compensation Plan amendment adds a definition of business transaction which previously was included only by reference to the LTICP.

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

ITEM 6. EXHIBITS
CLECO CORPORATION
3.1	Bylaws of Cleco Corporation, revised effective October 29, 2011
10.1	Cleco Corporation Executive Severance Plan, effective October 28, 2011
10.2	Cleco Corporation Supplemental Executive Retirement Plan Amendment, effective October 28, 2011
10.3	Summary of Director Compensation, Benefits and Policies, Last Revised on July 29, 2011
10.4	Cleco Corporation 2010 Long-Term Incentive Compensation Plan Amendment, effective October 28, 2011
10.5	Cleco Corporation Deferred Compensation Plan Amendment, effective October 28, 2011
10.6
First Amendment dated as of October 7, 2011 to the Credit Agreement dated as of November 23, 2010 among Cleco Corporation, various financial institutions, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of Cleco Corporation Form 8-K (file no. 001-15759), filed with the SEC on October 14, 2011)

12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, nine-, and twelve-month periods ended September 30, 2011, for Cleco Corporation

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
CLECO POWER
10.7
First Amendment dated as of October 7, 2011 to the Credit Agreement dated as of November 23, 2010 among Cleco Power LLC, various financial institutions, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Cleco Power LLC Form 8-K (file no. 001-05663), filed with the SEC on October 14, 2011)

12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, nine-, and twelve-month periods ended September 30, 2011, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

CLECO CORPORATION
CLECO POWER	2011 3RD QUARTER FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  November 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President - Investor Relations & Chief Accounting Officer

Date:  November 2, 2011