Form 10-K
period 2011-12-31
CLECO POWER LLC; CLECO CORP
filed 2012-02-22
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2011
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
Large accelerated filer ☐               Accelerated filer ☐                           Non-accelerated filer ☒ (Do not check if a smaller reporting company)                   Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

(Continuation of cover page)

The aggregate market value of the Cleco Corporation voting stock held by non-affiliates was $2,075,188,126 as of the last business day of Cleco Corporation’s most recently completed second fiscal quarter, based on a price of $34.85 per common share, the closing price of Cleco Corporation’s common stock as reported on the New York Stock Exchange on such date. Cleco Corporation’s Cumulative Preferred Stock is not listed on any national securities exchange, nor are prices for the Cumulative Preferred Stock quoted on any national automated quotation system; therefore, its market value is not readily determinable and is not included in the foregoing amount.
As of February 1, 2012, there were 60,825,604 outstanding shares of Cleco Corporation’s Common Stock, par value $1.00 per share. As of February 1, 2012, all of Cleco Power’s membership interests were owned by Cleco Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cleco Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 27, 2012, are incorporated by reference into Part III herein.

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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

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
Acadia
Acadia Power Partners, LLC, a wholly owned subsidiary of APH.  Acadia no longer owns any materials and supply inventory, property, plant, and equipment, or land as a result of the disposition of Acadia Unit 2 to Entergy Louisiana on April 29, 2011.  From February 23, 2010 to April 29, 2011, Acadia was owned 100% by Cajun and consisted of Acadia Unit 2.  Prior to February 23, 2010, Acadia was 50% owned by APH and 50% owned by Cajun and consisted of Acadia Unit 1 and Acadia Unit 2.

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

CSAPR	The Cross-State Air Pollution Rule
CCN	Certificate of Public Convenience and Necessity
CES	Calpine Energy Services, L.P.
CLE Intrastate	CLE Intrastate Pipeline Company LLC, a wholly owned subsidiary of Evangeline
Cleco Innovations LLC	A wholly owned subsidiary of Cleco Corporation
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
CO2	Carbon dioxide
Coughlin	Coughlin Power Station, a combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana. On June 11, 2010, Evangeline Power Station was renamed Coughlin Power Station.
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010. Section 1503 under Title XV – Miscellaneous Provisions include requirements for reporting mine safety.
DOE	United States Department of Energy
EAC	Environmental Adjustment Clause
Entergy	Entergy Corporation
Entergy Arkansas	Entergy Arkansas, Inc.
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C., formerly Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline
Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its combined cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana.  On June 11, 2010, the power plant was renamed Coughlin Power Station.

Evangeline 2010 Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and JPMVEC, which was executed in February 2010 and expired on December 31, 2011

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
Evangeline Restructuring Agreement	Purchase, Sale and Restructuring Agreement entered into on February 22, 2010, by Evangeline and JPMVEC
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

MATS	Mercury and Air Toxics Standards
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
MWh	Megawatt-hour(s) as applicable
NAC	North American Coal Corporation
NERC	North American Electric Reliability Corporation
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyl
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
Perryville and PEH Bankruptcy Court	U.S. Bankruptcy Court for the Western District of Louisiana, Alexandria Division
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PPACA	Patient Protection and Affordable Care Act (HR 3590)
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
SO2	Sulfur dioxide
SPP	Southwest Power Pool
SPP RE	Southwest Power Pool Regional Entity
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
Teche	Teche Electric Cooperative, Inc.
VaR	Value-at-risk
VIE	Variable Interest Entity

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Annual Report are forward-looking statements, including, without limitation, future capital expenditures; projections, including with respect to base revenue; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements, including through RFPs; expansion of service to certain customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•
factors affecting utility operations, such as unusual weather conditions or other natural phenomena, catastrophic weather-related damage (such as hurricanes and other storms or severe drought conditions), unscheduled generation outages, unanticipated maintenance or repairs, unanticipated changes to fuel cost, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems, or other developments, fuel mix of Cleco’s generation facilities, decreased customer load, environmental incidents, environmental compliance costs, and power transmission system constraints,

•	Cleco Corporation’s holding company structure and its dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations and pay dividends on its common stock,

•	Cleco Power’s participation in any government grants,

•	Cleco Power's ability to maintain its right to sell wholesale generation at market-based rates within its control area,

•	dependence of Cleco Power for energy from sources other than its facilities and the uncertainty of future sources of such additional energy,

•	nonperformance by and creditworthiness of counterparties under tolling and power purchase agreements, or the restructuring of those agreements, including possible termination,

•	nonperformance by and creditworthiness of the guarantor counterparty of the U.S. Bank New Markets Tax Credit Fund 2008-1 LLC,

•	regulatory factors such as changes in rate-setting

policies, recovery of investments made under traditional regulation, recovery of storm restoration costs, the frequency and timing of rate increases or decreases, the results of periodic NERC audits and LPSC audits, the formation of ICTs, including possible participation in an RTO and Cleco Power’s ability to recover related transmission upgrade costs, and the compliance with the ERO reliability standards for bulk power systems by Cleco Power and Evangeline,

•	financial or regulatory accounting principles or policies imposed by FASB, the SEC, the PCAOB, FERC, the LPSC, or similar entities with regulatory or accounting oversight,

•
economic conditions, including the ability of customers to continue paying for utility bills, related growth and/or down-sizing of businesses in Cleco’s service area, monetary fluctuations, changes in commodity prices, and inflation rates,

•	the current global and U.S. economic environment,

•	credit ratings of Cleco Corporation and Cleco Power,

•	ability to remain in compliance with debt covenants,

•
changing market conditions and a variety of other factors associated with physical energy, financial transactions, and energy service activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rates, and warranty risks,

•	the availability and use of alternative sources of energy and technologies,

•	the imposition of energy efficiency requirements or of increased conservation efforts of customers,

•	reliability of all Cleco Power and Midstream generating facilities, particularly Madison Unit 3,

•	acts of terrorism or other man-made disasters,

•	availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries,

•	changes in tax laws or disallowances of uncertain tax positions that may result in a change to tax benefits or expenses,

•	employee work force factors, including work stoppages and changes in key executives,

•
legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects, including the joint project to upgrade the Acadiana Load Pocket transmission system and the AMI project,

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters,

•	changes in federal, state, or local laws, and changes

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

in tax laws or rates, or regulating policies,

•
the impact of current or future environmental laws and regulations, including those related to greenhouse gases and energy efficiency, which could limit, or terminate, the operation of certain generating units, increase costs, reduce customer demand for electricity or otherwise materially adversely impact the Registrants’ financial condition or results of operations,

•	ability of Cleco Power to recover from its customers the costs of compliance with environmental laws and regulations, and

•	ability of the Dolet Hills lignite reserve to provide sufficient fuel to the Dolet Hills Power Station until at least 2026.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cleco Power — Significant Factors Affecting Cleco Power” and “— Midstream — Significant Factors Affecting Midstream,” in this Annual Report.
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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

PART I

ITEM 1.	BUSINESS

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
Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the State of Louisiana. Cleco Power was organized on December 12, 2000. Cleco Power is an electric utility engaged principally in the generation, transmission, distribution and sale of electricity within Louisiana. Cleco Power is regulated by the LPSC and FERC, along with other governmental authorities, which determine the rates Cleco Power can charge its customers. Cleco Power serves approximately 281,000 customers in Louisiana through its retail business and 10 communities across Louisiana and Mississippi through wholesale power contracts. Cleco Power’s operations are described below in the consolidated description of Cleco’s business segments.
Midstream, organized effective September 1, 1998, under the laws of the State of Louisiana, is a merchant energy subsidiary that owns and operates a merchant power plant (Coughlin). Prior to April 29, 2011, Midstream also owned an indirect interest in a merchant power plant (Acadia). During 2009, Cleco Power and Entergy Louisiana executed definitive agreements whereby Cleco Power and Entergy Louisiana would each acquire one 580-MW unit of the Acadia Power Station. The transaction with Cleco Power was completed in February 2010, and the transaction with Entergy Louisiana was completed in April 2011. For more information, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Acadia Transactions” and Note 18 — “Acadia Transactions.”
At December 31, 2011, Cleco had 1,234 employees.
Cleco’s mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.
Cleco’s homepage on the Internet is located at http://www.cleco.com. Cleco Corporation’s and Cleco Power’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC are available, free of charge, through Cleco’s website after those reports or filings are filed electronically with or furnished to the SEC. Cleco’s filings also can be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Cleco’s electronically filed reports also can be obtained on the SEC’s Internet site located at http://www.sec.gov. Cleco’s corporate governance guidelines, code of business conduct, ethics and business standards, and the charters of its board of directors’ audit, compensation, executive, finance, nominating/governance, and qualified legal compliance committees are available on its website and available in print to any shareholder upon request. Information on Cleco’s website or any other website is not incorporated by reference into this Report and does not constitute a part of this Report.
At December 31, 2011, Cleco Power had 975 employees. Cleco Power’s mailing address is P.O. Box 5000, Pineville, Louisiana, 71361-5000, and its telephone number is (318) 484-7400.
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

OPERATIONS

Cleco Power

Segment Financial Information
Summary financial results of the Cleco Power segment for years 2011, 2010, and 2009 are presented in the following table.

(THOUSANDS)	2011	2010	2009
Revenue
Electric operations	$1,051,956	$1,086,102	$808,646
Other operations	$50,948	42,578	33,558
Electric customer credits	$(6,811)	(9,596)	—
Affiliate revenue	$1,389	1,371	1,395
Operating revenue, net	$1,097,482	$1,120,455	$843,599
Depreciation expense	$112,846	$105,586	$77,064
Interest charges	$97,090	$78,731	$58,562
Interest income	$630	$379	$1,449
Federal and state income taxes	$69,409	$75,107	$15,297
Segment profit	$142,835	$147,405	$111,166
Additions to long-lived assets	$201,980	$449,052	$235,385
Equity investment in investee	$14,532	$13,073	$12,873
Segment assets	$3,726,471	$3,795,205	$3,363,962

For more information on Cleco Power’s results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Cleco Power’s Results of Operations.”

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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

of electricity, and the increasing uncertainty of future federal regulatory and environmental policies. For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see “Cautionary Note Regarding Forward-Looking Statements” and “— Regulatory Matters, Industry Developments, and Franchises” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring.” For a discussion of risk factors affecting Cleco Power’s business, see Item 1A, “Risk Factors — Transmission Constraints,” “— LPSC Audits,” “— Hedging and Risk Management Activities,” “— Commodity Prices,” “— Global Economic Environment and Uncertainty,” “— Future Electricity Sales,” “— Cleco Power Generation Facilities,” “— Reliability and Infrastructure Protection Standards Compliance,” “— Environmental

Compliance,” “— Regulatory Compliance,” “— Weather Sensitivity,” “— Retail Electric Service,” “— Wholesale Electric Service,” “— Cleco Credit Ratings,” “— Cleco Power’s Rates” “— Alternative Generation Technology,” “— Insurance,” “— Litigation,” “— Taxes,” “— Health Care Reform,” “— Technology and Terrorism Threats,” and “— Cleco Power Unsecured and Unsubordinated Obligations.”

Power Generation
In December 2011, Cleco Power retired Teche Unit 2. As of December 31, 2011, Cleco Power’s aggregate net electric generating capacity was 2,488 MW. This amount reflects the maximum production capacity these units can sustain over a specified period of time. The following table sets forth certain information with respect to Cleco Power’s generating facilities:

GENERATING STATION	YEAR OF INITIAL OPERATION	NAMEPLATE CAPACITY (MW)		NET CAPACITY (MW) (1)	TYPE OF FUEL USED FOR GENERATION (2)	GENERATION TYPE
Brame Energy Center
Nesbitt Unit 1	1975	440		422	natural gas/oil	steam
Rodemacher Unit 2	1982	157	(3)	148	coal/natural gas	steam
Madison Unit 3	2010	600		628	petroleum coke/coal	steam
Acadia Unit 1	2002	580		583	natural gas	combined cycle
Teche Unit 1	1953	23		18	natural gas	steam
Teche Unit 3	1971	359		328	natural gas/oil	steam
Teche Unit 4	2011	33		34	natural gas	simple cycle
Dolet Hills Power Station	1986	325	(4)	319	lignite/natural gas	steam
Franklin Gas Turbine	1973	7		8	natural gas	gas
Total generating capability		2,524		2,488
(1) Based on capacity testing of the generating units performed between June and September 2011.
(2) When oil is used on a standby basis, capacity may be reduced.
(3) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
(4) Represents Cleco Power’s 50% ownership interest in the capacity of Dolet Hills, a 650-MW generating unit.

The following table sets forth the amounts of power generated by Cleco Power for the years indicated.

PERIOD	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2011	10,025	86.5
2010	8,753	74.7
2009	4,943	46.4
2008	4,747	44.3
2007	4,504	42.0

The primary factor causing the increase in power generated at Cleco Power’s own facilities was a result of the acquisition of Acadia Unit 1 and the completion of Madison Unit 3 during 2010.

Fuel and Purchased Power
Changes in fuel and purchased power expenses reflect fluctuations in types and pricing of fuel used for electric generation, fuel transportation and delivery costs, availability of economical power for purchase, and deferral of expenses for recovery from customers through the fuel adjustment clause in subsequent months. For a discussion of certain risks associated with changes in fuel costs and their impact on utility customers, see Item 1A, “Risk Factors — LPSC Audits” and “— Transmission Constraints.”
The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh.

		LIGNITE		COAL		NATURAL GAS		BIOMASS	PETROLEUM COKE
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	WEIGHTED AVERAGE COST PER MWh
2011	$30.99	23.6	$29.48	15.6	$46.39	33.8	$65.06	—	$31.70	27.0	$36.12
2010	$27.56	26.9	$27.35	12.1	$55.61	40.4	$—	—	$23.14	20.6	$37.96
2009	$26.04	45.1	$27.10	21.5	$105.22	33.1	$—	—	$34.64	0.3	$52.49
2008	$24.09	51.3	$27.50	18.4	$108.48	30.3	$—	—	$—	—	$50.27
2007	$19.80	42.2	$26.07	24.8	$129.80	33.0	$—	—	$—	—	$57.65

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Power Purchases
When the market price of power is more economical than self-generation of power or when Cleco Power needs power to supplement its own electric generation, and when transmission capacity is available, Cleco Power purchases power from energy marketing companies or neighboring utilities. These purchases are made from the wholesale power market. During 2011, power purchases were made at prevailing market prices.
The following table sets forth the average cost and amounts of power purchased by Cleco Power on the wholesale market.

PERIOD	COST PER MWh	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2011	$38.94	1,569	13.5
2010	$43.66	2,966	25.3
2009	$34.57	5,712	53.6
2008	$73.72	5,959	55.7
2007	$58.08	6,221	58.0

During 2011, 13.5% of Cleco Power’s energy requirements were met with purchased power, down from 25.3% in 2010. The primary factor causing the decrease was the absence of power purchase agreements and increased generation from Cleco Power’s own facilities as a result of the acquisition of Acadia Unit 1 and the completion of Madison Unit 3. The lower cost per MWh of purchased power was primarily due to lower natural gas prices. For information on Cleco Power’s ability to pass on to its customers substantially all of its fuel and purchased power expenses, see “— Regulatory Matters, Industry Developments, and Franchises — Rates.”
During 2011, Cleco Power met its capacity requirements with its owned generation and one long-term power purchase agreement. This long-term contract, which expires in April 2018, is for the purchase of 20 MW of power from the Sabine River Authority, which operates a hydroelectric generating plant. Cleco expects to meet its native load demand in 2012 with Cleco Power’s own generation capacity and the contracts with NRG Power Marketing LLC and Evangeline. For more information on these contracts, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP.”
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

Coal, Petroleum Coke, and Lignite Supply
Cleco Power uses coal for generation at Rodemacher Unit 2. In 2007, Cleco Power entered into agreements with Rio Tinto Energy America and Peabody Energy to provide the majority of coal needs through 2014. The coal supply agreements are fixed-priced for each year of the contract and together provide for the full requirements to support Cleco Power’s minimum planned dispatch of Rodemacher Unit 2 (four million tons total over the seven-year period). To the extent that the actual dispatch of the unit exceeds the planned dispatch, Cleco Power expects to make additional spot purchases to maintain inventory within targeted levels. The volume commitment was designed to reasonably assure that excess inventory will not accumulate during the term of the agreement. With respect to transportation of coal, Cleco Power has amended and extended an agreement with Union Pacific Railroad Company for transportation of coal from Wyoming’s Powder River Basin to Rodemacher Unit 2 through December 31, 2016. Cleco Power leases approximately 241 railcars to transport its coal under two long-term leases. One of the railcar leases expires in March 2017, and the other expires in March 2021.
Cleco Power uses a combination of petroleum coke and Illinois Basin Coal for generation at Madison Unit 3. The blending of this coal with petroleum coke has proven to be a fuel mix that ensures reliable operation of Madison Unit 3. Petroleum coke is a by-product of the oil refinery process and is not considered a fuel specifically produced for a market; however, more than adequate petroleum coke supplies are produced from refineries each year throughout the world particularly in the Gulf Coast region. During 2011, Cleco received the majority of its petroleum coke supply from Valero Energy and Marathon Petroleum, while a small volume was purchased from ConocoPhillips’ newly constructed Coking Unit at its Wood River Refinery located near Roxana, Illinois on the Upper Mississippi River. The majority of the petroleum coke purchases were in accordance with existing contracts ranging in terms of three to five years ending December 31, 2014. The ConocoPhillips purchase was a short-term purchase for delivery over a two-month term. Each of the agreements are priced per the Jacobs Consultancy Petroleum Coke Quarterly Monthly Price Index or the “PACE” Monthly Index.
During 2011, Cleco purchased approximately 370,000 tons of Illinois Basin Coal from Peabody Energy and approximately 40,000 tons from Knight Hawk Coal, LLC. Cleco has entered into an agreement with Knight Hawk Coal, LLC for delivery of 400,000 and 200,000 tons in 2012 and 2013, respectively. Cleco continues to use Louisiana waterways such as the Mississippi and the Red Rivers to deliver both petroleum coke and Illinois Basin Coal to the plant site. Savage Services continues to be Cleco's exclusive transportation provider pursuant to an agreement that ends December 31, 2013. Cleco has an option to extend the agreement for an additional five years. Additional equipment was chartered per the existing transportation agreement to deliver fuel during 2011. Product delivery during 2012 is anticipated to require 54 barges and 4 tug boats dedicated to Cleco for service to transport petroleum coke, Illinois Basin Coal, and limestone from each of the suppliers to the plant, as well as provide logistics coordination and terminaling operations at Cleco’s unloading dock located near the plant. At December 31, 2011, Cleco Power’s petroleum coke inventory at Madison Unit 3 was approximately 143,000 tons (approximately a 44-day supply), and Cleco Power’s Illinois Basin Coal inventory at Madison Unit 3 was approximately 198,000 tons (approximately a 113-day supply).
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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

northwestern Louisiana. Cleco Power and SWEPCO have entered into a long-term agreement with DHLC for the mining and delivery of lignite reserves at both mines, the operations of which are conducted together by SWEPCO. The Amended Lignite Mining Agreement requires Cleco Power and SWEPCO to purchase the lignite mined and delivered by DHLC at cost plus a specified management fee. The term of this contract runs until all economically mineable lignite has been mined. The reserves from these mines are expected to be sufficient to fuel the Dolet Hills Power Station until at least 2026. At December 31, 2011, Cleco Power’s investment in Oxbow was $14.5 million. For information regarding deferred mining costs and obligations associated with this mining agreement see, Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities — Mining Costs” and Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments.” For more information on Oxbow, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities — Equity Method VIEs — Oxbow.”
The continuous supply of coal and lignite may be subject to interruption due to adverse weather conditions or other factors that may disrupt mining operations or transportation to the plant site. At December 31, 2011, Cleco Power’s coal inventory at Rodemacher Unit 2 was approximately 140,000 tons (approximately a 64-day supply), and Cleco Power’s lignite inventory at Dolet Hills was approximately 223,000 tons (approximately a 37-day supply).

Natural Gas Supply
During 2011, Cleco Power purchased 32.7 million MMBtus of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the following table.

NATURAL GAS SUPPLIER	2011 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL NATURAL GAS USED
Gavilon, LLC	10,034,834	27,500	30.7%
Shell Energy North America	4,819,522	13,200	14.7%
Citigroup Energy Inc.	3,324,822	9,100	10.2%
Southwestern Energy Services Co.	3,145,900	8,600	9.6%
QEP Energy Company	2,733,414	7,500	8.4%
Tauber Oil Company	2,201,175	6,000	6.7%
Total Gas & Power North America	1,622,000	4,400	5.0%
Others	4,816,750	13,200	14.7%
Total	32,698,417	89,500	100.0%

Cleco Power owns natural gas pipelines and interconnections at all of its generating facilities which allow it to access various natural gas supply markets and maintain a more economical fuel supply for Cleco Power’s customers.
Natural gas was available without interruption throughout 2011. Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers. However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation delays. Large industrial users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result, prices may increase rapidly in response to temporary supply interruptions.

Partially addressing potential natural gas fuel curtailments and interruptions during 2011, Cleco contracted for natural gas storage with Pine Prairie Energy Center in 2010 for a period of five years ending in April 2015. Gas storage will be used to supply gas to Cleco Power’s generating facilities in the event of an interruption of supply due to events of force majeure and to operationally balance gas supply to the units. It will also be used to mitigate short-term natural gas price spikes that may occur. The storage volume is contracted by paying a capacity reservation charge at a fixed rate. There are also variable charges incurred to withdraw and inject gas from storage. During 2011, Cleco’s Board of Directors approved a capital project to connect Pine Prairie Energy Center to Acadia. This new pipeline is expected to provide added flexibility and reduce the cost of gas transportation to Acadia. The project is expected to be complete by December 31, 2012. Currently, Cleco Power anticipates that its diverse supply options, gas storage, and alternative fuel capability, combined with its solid-fuel generation resources, are adequate to meet its fuel needs during any temporary interruption of natural gas supplies.

Fuel Oil Supply
Cleco Power has in the past stored fuel oil at its Brame Energy Center and its Teche Power Station. The Brame Energy Center has storage capacity for an approximate 95-day supply, and the Teche Power Station has storage capacity for an approximate 28-day supply. During 2011, Cleco Power sold its entire fuel oil supply. Cleco Power does not anticipate a need to use fuel oil as a fuel source going forward.

Sales
Cleco Power’s 2011 and 2010 system peak demands, which occurred on August 3, 2011, and August 2, 2010, were 2,355 MW and 2,348 MW, respectively. Sales and system peak demand are affected by weather and are typically highest during the summer air-conditioning season. In 2010, Cleco Power experienced above-normal summer and winter conditions. In 2011, Cleco Power experienced above-normal summer weather conditions and a milder winter. For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see Item 1A, “Risk Factors — Weather Sensitivity” and “— Future Electricity Sales.” For information on the financial effects of seasonal demand on Cleco Power’s quarterly operating results, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Miscellaneous Financial Information (Unaudited).”
Capacity margin is the net capacity resources (either owned or purchased) less native load demand divided by net capacity resources. Each year, members of the SPP submit forecasted native load demand and the forecasted mix of net capacity resources to meet this demand. During 2010, Cleco Power’s capacity margin was 13.9%, which is above the SPP’s capacity margin benchmark of 12.0%, primarily due to the addition of Acadia Unit 1 and Madison Unit 3 to Cleco Power’s capacity resources. During 2011, Cleco Power’s capacity margin was 13.0%. Cleco Power expects to meet the SPP’s capacity benchmark of 12.0% in 2012.

Capital Investment Projects
For a discussion of Cleco Power’s capital investment projects, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — Acadiana Load Pocket Project,” and “— AMI Project.”

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Midstream
Summary financial results of the Midstream segment for 2011, 2010, and 2009 are presented in the following table. In accordance with authoritative guidance during 2010, Cleco was required to reconsolidate Evangeline with its consolidated financial statements and discontinue reporting its investment in Evangeline on the equity method of accounting. As a result, effective January 1, 2010, the assets and liabilities of Evangeline are no longer represented by one line item corresponding to Midstream’s equity investment in Evangeline but instead are being reported in the corresponding line items in the consolidated financial statements of Midstream. Effective January 1, 2010, Evangeline’s revenues and expenses were reported on several line items, as compared to previously being netted and reported on one line item as equity income (loss) from investees on the consolidated financial statements of Midstream.

(THOUSANDS)	2011	2010	2009
Revenue
Tolling operations	$19,004	$26,067	$—
Other operations	9	3	1
Affiliate revenue	45	960	8,748
Operating revenue, net	$19,058	$27,030	$8,749
Depreciation expense	$5,872	$5,779	$177
Interest charges	$(28,996)	$7,140	$7,408
Equity income (loss) from investees, before tax	$62,053	$38,848	$(19,339)
Gain on toll settlement	$—	$148,402	$—
Federal and state income tax expense (benefit)	$44,637	$71,255	$(11,027)
Segment profit (loss)	$42,792	$114,467	$(17,730)
Additions to long-lived assets	$8,437	$2,113	$55
Equity investment in investees	$—	$73,648	$223,652
Total segment assets	$233,666	$316,165	$270,713

As of December 31, 2011, Midstream wholly and directly owned three active limited liability companies that operated mainly in Louisiana.

•	Evangeline, which owns and operates Coughlin, a combined-cycle natural gas-fired power plant and owns a natural gas interconnection that allows for access to the natural gas supply market.

•	APH, which prior to April 29, 2011, owned a 50% indirect interest in Acadia, a combined-cycle natural gas-fired power plant.

•
Generation Services, which prior to December 24, 2011, offered power station operations and maintenance services. Its customers were Evangeline and Acadia. On December 24, 2011, Generation Services’ employees were transferred to Midstream.

The following table sets forth certain information with respect to Midstream’s operating generating facilities.

GENERATING STATION	COMMENCEMENT OF COMMERCIAL OPERATION	NAMEPLATE CAPACITY (MW)	NET CAPACITY (MW)		TYPE OF FUEL USED FOR GENERATION
Coughlin Unit 6	2000	264	258	(1)	natural gas
Coughlin Unit 7	2000	511	497	(1)	natural gas
Total capacity		775	755
(1) Based on capacity testing of generating units performed in June 2009.

Midstream competes against regional and national companies that own and operate merchant power stations.
Prior to December 31, 2011, Evangeline’s capacity was dedicated to one customer, JPMVEC. On February 22, 2010, Evangeline and JPMVEC terminated the Evangeline Tolling Agreement which was set to expire in 2020 and entered into the Evangeline 2010 Tolling Agreement, effective March 1, 2010. The new tolling agreement was an exclusive, market-based tolling agreement for Coughlin’s generating Units 6 and 7, expiring December 31, 2011, with an option for JPMVEC to extend the term of the agreement through December 31, 2012. The tolling agreement gave the tolling counterparty the right to own, dispatch, and market all of the electric generation capacity of the respective facility. Under the tolling agreement, the tolling counterparty was responsible for providing its own natural gas to the facility and paid a fixed fee and a variable fee for operating and maintaining the respective facility. JPMVEC did not exercise the option to extend the tolling agreement and as a result, Coughlin’s capacity and energy became available to Midstream beginning January 1, 2012. In January 2012, Evangeline began serving Cleco Power 250 MW of capacity and energy under an agreement through April 30, 2012, with the remaining output at Evangeline being marketed through an energy management services agreement with a third party marketer. In December 2011, Evangeline was notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power RFP for contractual resources to meet CSAPR beginning in May 2012. The proposal was for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and has been submitted to the LPSC and FERC for approval. Currently, Midstream is marketing Coughlin’s capacity for periods beginning after April 30, 2015 and is evaluating various options to optimize Coughlin’s value. For more information about CSAPR, see "— Environmental Matters.” For information on the RFP, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP.”
During 2009, Acadia executed definitive agreements with both Cleco Power and Entergy Louisiana whereby Cleco Power and Entergy Louisiana would each acquire one 580-MW unit of the Acadia plant. In February 2010, the transaction with Cleco Power was completed and in April 2011, the transaction with Entergy Louisiana was completed. Cleco Power assumed responsibility for operation of both units and continues to operate both units at the Acadia Power Station. For more information on these related transactions and risks and uncertainties, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Midstream — Significant Factors Affecting Midstream — Earnings are primarily affected by the following factors.” For more information on Acadia’s transactions with Cleco Power and Entergy Louisiana, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Acadia Transactions,” and Note 18 — “Acadia Transactions.”
In December 2011, Midstream contributed all of its ownership interests in CLE Intrastate to Evangeline. Prior to this transaction, CLE Intrastate’s revenue was generated primarily from a monthly reservation fee paid by Evangeline for access to the Columbia Gulf interconnect and from a

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

transportation fee that varied depending on the amount of gas transported through the interconnect for use by Coughlin.
At December 31, 2011, Midstream had 32 employees.
For more information on Midstream’s operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Midstream.”

Customers
No single customer accounted for 10% or more of Cleco’s consolidated revenue or Cleco Power’s consolidated revenue in 2011, 2010, or 2009. For more information regarding Cleco’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Capital Expenditures and Financing
For information on Cleco’s capital expenditures, financing and related matters, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements.”

REGULATORY MATTERS, INDUSTRY DEVELOPMENTS, AND FRANCHISES

Rates
Cleco Power’s electric operations are subject to the jurisdiction of the LPSC with respect to retail rates, standards of service, accounting, and other matters. Cleco Power also is subject to the jurisdiction of FERC with respect to rates for wholesale service, accounting, interconnections with other utilities, and the transmission of power and reliability. Periodically, Cleco Power has sought and received from both the LPSC and FERC increases in base rates to cover increases in operating costs and costs associated with additions to generation, transmission, and distribution facilities.
Beginning in 2010, the amount of Cleco Power’s yearly retail earnings is subject to the terms of a FRP established by the LPSC. The new rates and the FRP became effective upon commencement of commercial operations at Madison Unit 3 on February 12, 2010. The 2010 FRP establishes a target return on equity and requires all or a portion of regulated earnings for each yearly review period above the targeted regulatory rate of return on equity to be credited to Cleco Power’s retail customers. The 2010 FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually. The capital structure assumes an equity ratio of 51.0%. The 2010 FRP included a mechanism that allowed for the recovery of revenue requirements related to Cleco Power’s acquisition of Acadia Unit 1, which was completed in February 2010 and the Acadiana Load Pocket transmission project, which is expected to be completed by December 2012. The 2010 FRP allows Cleco Power to propose additional capital projects to the LPSC during its initial four-year term. For more information on Cleco Power’s acquisition of Acadia Unit 1 and the Acadiana Load Pocket project, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Acadia Transactions — Acadia Unit 1” and Part II, Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition —

Regulatory and Other Matters — Acadiana Load Pocket Project.”
Cleco Power’s electric rates include a fuel and purchased power cost adjustment clause that enables it to adjust rates for monthly fluctuations in the cost of fuel and purchased power. Revenue from certain off-system sales to other utilities and energy marketing companies is passed on to customers through a reduction in fuel cost adjustment billing factors. Fuel adjustment clause costs are subject to monthly approval from the LPSC and recovery is subject to refund pending the completion of a periodic fuel audit by the LPSC. The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit of fuel adjustment clause filings will be performed not less than every other year. Cleco Power’s last fuel audit was for the years 2001 and 2002. Cleco Power currently has fuel adjustment clause filings for 2003 through 2011 subject to audit. In March 2009, the LPSC proceeded with the audit of fuel adjustment clause filings for the years 2003 through 2008. The total amount of fuel expenses included in the audit is approximately $3.26 billion. Cleco Power has responded to several sets of data requests from the LPSC and the responses are currently under review. The LPSC has not stated an amount of the fuel costs, if any, that would be disallowed and result in a refund to the customers. Management is not able to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. However, if a disallowance of fuel costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover certain costs of environmental compliance as an adder to customers’ bills. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the cost of reagents such as ammonia and limestone that are used to reduce air emissions. These variable emission mitigation costs were historically recovered through the Fuel Adjustment Clause. On November 11, 2011, the LPSC opened Docket No. X-32150 to audit the costs for the periods October 2009 through October 2010. The total amount of environmental expenses included in the audit is approximately $2.4 million. Cleco Power has responded to data requests from the LPSC. These responses are currently under review by the LPSC. The LPSC has not stated an amount of the environmental costs, if any, that would be disallowed and result in a refund to customers. However, if a disallowance of environmental costs is ordered resulting in a refund, any such refund is not expected to have a material effect on the Registrants’ results of operations, financial condition, and cash flows.
For more information on Cleco Power’s retail and wholesale rates, including Cleco Power’s FRP, see Item 1A, “Risk Factors — LPSC Audits,” “— Retail Electric Service,” “— Wholesale Electric Service,” and “— Cleco Power’s Rates” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power,” and — “Wholesale Rates of Cleco.”

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state regulation. These franchises are for fixed terms, which may vary from 10 years to 50 years or more. Historically, Cleco Power has been substantially successful in the timely renewal of franchises as each neared the end of its term. Cleco Power’s next municipal franchise expires in July 2014.

Franchise Renewals
Cleco Power renewed the following franchise agreements during 2010 and 2011.

DATE	CITY	TERM	NUMBER OF CUSTOMERS
July 2010	Pearl River	35 years	1,250
September 2010	Lecompte	30 years	711
October 2010	Crowley	20 years	6,195
November 2010	Grand Cane	30 years	160
December 2010	South Mansfield	30 years	180
July 2011	Opelousas	10 years	10,000
July 2011	Colfax	30 years	800
November 2011	Keachi	30 years	60
November 2011	Patterson	22 years	2,760
December 2011	Baldwin	22 years	945

Other Franchise Matters
On March 9, 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, on behalf of three Cleco Power customers in Opelousas, Louisiana. The complaint alleges that Cleco Power overcharged the plaintiffs. In addition, on May 11, 2010, a second complaint repeating the allegations of the first was filed on behalf of a number of Opelousas residents. For more information regarding these complaints, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — City of Opelousas.”

Industry Developments
For information on industry developments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring.”

Wholesale Electric Competition
For a discussion of wholesale electric competition, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets.”

Retail Electric Competition
For a discussion of retail electric competition, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Retail Electric Markets.”

Legislative and Regulatory Changes and Matters
Various federal and state legislative and regulatory bodies are considering a number of issues that could shape the future of the electric utility industry. Such issues include, among others:

•	the ability of electric utilities to recover stranded costs,

•	the role of electric utilities, independent power producers and competitive bidding in the purchase, construction and operation of new generating capacity,

•	the pricing of transmission service on an electric utility’s transmission system,

•	FERC’s assessment of market power and utilities’ ability to buy generation assets,

•	mandatory transmission reliability standards,

•	the authority of FERC to grant utilities the power of eminent domain,

•	increasing requirements for renewable energy sources,

•	demand response and energy efficiency standards,

•	comprehensive multi-emissions environmental regulation in the areas of air, water, and waste,

•	regulation of greenhouse gas emissions,

•	FERC’s increased ability to impose financial penalties,

•	the American Recovery and Reinvestment Act of 2009,

•	the Dodd-Frank Act, and

•
the SEC’s requirement of financial statements prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board by U.S. issuers for purposes of their filings with the SEC.

The Registrants are unable, at this time, to predict the outcome of such issues or effects on their financial position, results of operations, or cash flows.
For information on certain regulatory matters and regulatory accounting affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters.”

ENVIRONMENTAL MATTERS

Environmental Quality
Cleco is subject to federal, state, and local laws and regulations governing the protection of the environment. Violations of these laws and regulations may result in substantial fines and penalties. Cleco has obtained the environmental permits necessary for its operations, and management believes Cleco is in compliance in all material respects with these permits, as well as all applicable environmental laws and regulations. Environmental requirements affecting electric power generation facilities are complex, change frequently, and have become more stringent over time as a result of new legislation, administrative actions, and judicial interpretations. Therefore, the capital costs and other expenditures necessary to comply with existing and new environmental requirements are difficult to determine. Cleco Power may request recovery, from its retail customers, of the costs to comply with environmental laws and regulations. If revenue relief were to be approved by the LPSC, then Cleco Power’s retail rates could increase. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, then Cleco Power would bear those costs directly. Such a decision could negatively impact, perhaps significantly, the Registrants’ results of operations, financial condition, and cash flows. Cleco’s capital expenditures related to environmental compliance were $8.1 million during

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

2011 and are estimated to be $41.0 million in 2012. The following table lists capital expenditures for environmental matters by subsidiary. All amounts include AFUDC.

SUBSIDIARY (THOUSANDS)	ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2011	PROJECTED ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2012
Cleco Power	$6,980	$41,000
Evangeline	1,103	—
Total	$8,083	$41,000

Projected environmental capital expenditures for 2012 include $22.0 million related to compliance with MATS, $11.0 million related to compliance with CSAPR, and $6.0 million related to the expansion of the ash disposal landfill for Madison Unit 3.

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
The EPA has proposed and adopted rules under the authority of the CAA relevant to the emissions of SO2 and NOx from Cleco’s generating units. The CAA established the Acid Rain Program to address the effects of acid rain and imposed restrictions on SO2 emissions from certain generating units. The CAA requires these generating units to possess a regulatory “allowance” for each ton of SO2 emitted beginning in the year 2000. The EPA allocates a set number of allowances to each affected unit based on its historic emissions. As of December 31, 2011, Cleco Power and Midstream had sufficient allowances for 2011 operations and expect to have sufficient allowances for 2012 operations under the Acid Rain Program.
The Acid Rain Program also established emission rate limits on NOx emissions for certain generating units. Cleco Power is able to achieve compliance with the acid rain permit limits for NOx at all of its affected facilities.
On July 6, 2011, the EPA finalized a rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone” known as CSAPR that would require significant reductions in SO2 and NOx emissions from electric generating units (EGUs) in 28 states, including Louisiana. Under CSAPR, the EPA would set total emissions limits for each state allowing limited interstate trading (and unlimited intrastate trading) of emission allowances among power plants to comply with these limits beginning May 1, 2012. Specifically for Louisiana, CSAPR would limit NOx emissions for the ozone season, consisting of the months of May through September.
On December 30, 2011, in response to numerous petitions by both state and industry participants, the D.C. Circuit Court of Appeals issued an order staying implementation of CSAPR pending resolution of legal challenges to the rule. The Court further ordered that the Clean Air Interstate Rule, a predecessor rule to CSAPR, remain in place while CSAPR is stayed. Oral arguments are scheduled to be heard in April 2012 and the Court could decide the case as early as the summer of 2012. Cleco is considering various options for meeting the NOx allocation established by CSAPR for Cleco’s generating units, in the event the stay is eventually lifted. These options include the installation of additional emission controls, the purchase of allowances, the implementation of alternate dispatch schedules for generation units, and the acquisition of alternate generation resources. For more information, see the chart above detailing Cleco Power’s anticipated capital expenditures and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP” for a discussion of Cleco Power’s RFP for contractual resources to meet CSAPR requirements. If the stay is lifted and Cleco cannot obtain sufficient ozone season allowances to cover its ozone season emissions then despite the implementation of one or more of the above options, Cleco may not be able to meet its customers’ demand without incurring significant fines and penalties.
The EPA also has adopted rules under Section 112 of the CAA governing the emissions of mercury and other hazardous air pollutants from certain EGUs. The EPA established maximum achievable control technology (MACT) standards for coal-fired EGUs in late 2011, and signed a final rule setting forth national emissions standards for hazardous air pollutants (NESHAP) from coal- and oil-fired electric utility steam generating units on December 16, 2011. The final rule is now known as MATS. MATS requires affected EGUs to meet specific numeric emission standards and work practice standards to address hazardous air pollutants.
MATS imposes strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases (hydrochloric acid, or HCI, as a surrogate), and non-mercury metallic pollutants (filterable particulate matter (filterable PM) as a surrogate). Affected EGUs also have to comply with certain work practice standards to control the emission of organic air toxins.
MATS allows existing sources approximately three years to comply with the rule. The actual compliance deadline is April 16, 2015. A one-year compliance extension is available with approval from the relevant permitting authority, which in Cleco’s case is the LDEQ, if that facility is actively installing control equipment to comply with the rule.
Cleco continues its evaluation of control technology options for Dolet Hills, Madison Unit 3, and Rodemacher Unit 2. Significant capital expenditures could be required beginning in 2012 to engineer, procure, and install pollution controls and emissions monitoring equipment to ensure Cleco will be in a position to comply with MATS in a timely manner. Cleco’s liquid oil-fired units should not be affected by the rule. For more information, see the chart above and the language that follows for a discussion of Cleco Power’s anticipated control installations and associated capital expenditures required to comply with MATS.
Greenhouse gases (GHG) and their role in climate change have been the focus of recent study and legal action, including proposed federal legislation, final and proposed federal rulemakings, and civil actions. Fossil fuel-fired EGUs emit a significant amount of GHG in the combustion process. Congress has attempted to craft specific legislation that would reduce emissions of GHG by utilities, industrial facilities, and other manufacturing sectors of the economy. While Congressional attempts have not been successful, the possibility exists that federal GHG legislation may be enacted within the next several years.
In the absence of federal legislation, the EPA has recently adopted a series of rules under the CAA that, taken together,

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

regulate GHG emissions from both mobile and stationary sources. As a result, beginning July 1, 2011, new major stationary sources of GHG emissions and major modifications of existing stationary sources are required to obtain a permit for their GHG emissions. In its May 13, 2010, Prevention of Significant Deterioration (PSD) and Title V GHG “Tailoring Rule,” the EPA set the threshold for new major sources and major modifications of existing sources of GHG emissions at 100,000 tons per year and 75,000 tons per year of CO2 equivalents, respectively.
At this time, Cleco does not anticipate a modification at any of its existing sources that would trigger PSD and an associated Best Available Control Technology (BACT) demonstration for GHG.
In addition to its program for applying PSD and Title V permitting requirements to the largest stationary sources of GHG, the EPA has also committed to establish New Source Performance Standards (NSPS) for GHG emissions from fossil fuel power plants and refineries. On December 23, 2010, the EPA announced that it had settled litigation with states and environmental groups that sought to compel the EPA to establish NSPS. The EPA and the petitioners in the case are in the process of negotiating a revised schedule for the NSPS rulemaking. Under the settlement, the EPA committed to issue standards for new and modified facilities, and the power plant settlement also commits the EPA to issue standards for existing facilities. Cleco expects that the EPA will issue guidelines to the states requiring them to adopt and submit to the EPA for approval standards for existing, unmodified facilities that conform to those guidelines. Once the state standards are approved by the EPA and become effective, existing unmodified facilities must be given a reasonable amount of time to comply with the standards. At this time, Cleco cannot predict what these standards will entail or what level of GHG controls the EPA and the state of Louisiana will require. However, any new rules that require significant reductions of GHG emissions from EGUs could require potentially significant expenditures by Cleco, or modification or curtailment of operations, to maintain or achieve compliance.
The enactment of federal or state renewable portfolio standards (RPS) mandating the use of renewable and alternative fuel sources, such as wind, solar, biomass, and geothermal, could result in certain changes in Cleco’s business or its competitive position. These changes could include additional costs for renewable energy credits, alternate compliance payments, or capital expenditures for renewable generation resources. RPS legislation has been enacted in many states and Congress is considering various bills that would create a national RPS. Cleco continues to evaluate the impacts of potential RPS legislation on its businesses based on the RPS programs in other states. Cleco will continue to monitor developments related to RPS at the federal and state levels. For information on Cleco’s actions resulting from the LPSC’s recently passed Renewable Energy Order, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP — Renewable Energy Pilot Program.”
As part of its periodic re-evaluation of the protectiveness of the National Ambient Air Quality Standards (NAAQS), the EPA has adopted rules that strengthen the NAAQS for specific criteria pollutants including ozone, NO2, and SO2. In 2008, the EPA issued a NAAQS for ozone of 75 parts per billion (ppb). The EPA subsequently proposed to lower that standard, but dropped its proposed reconsideration and is currently moving ahead with states, including Louisiana, to implement the 75 ppb ozone under the 2008 NAAQS. The EPA has recommended the five parish area around Baton Rouge as a non-attainment area for ozone under the 2008 NAAQS, which will require Louisiana to establish a state implementation plan to bring those areas back into attainment by 2015. Since NOx emissions are a precursor to ozone formation, existing fossil fuel-fired EGUs located in or near ozone non-attainment areas could be targeted for installation of additional NOx emission controls. Cleco cannot determine the potential impact of this rule on its generating units until Louisiana finalizes its state implementation plan for this rule.
A revised primary NAAQS for NO2 promulgated by the EPA took effect on April 12, 2010. The EPA established a new one-hour standard at a level of 100 ppb to supplement the existing annual standard. The LDEQ has recommended designating two portions of highway in the Baton Rouge and New Orleans areas as non-attainment for NO2; however, the EPA may redesignate areas based on new data it receives from states. Due to the fact that fossil fuel-fired EGUs are a significant source of NO2 emissions in the country, a non-attainment designation could result in utilities such as Cleco being required to substantially reduce their NO2 emissions. However, because no state implementation plan has been proposed, Cleco cannot predict the potential impacts of such a rule on its generating units at this time.
The EPA revised the NAAQS for SO2 on June 22, 2010. The new standard is now a one-hour health standard of 75 ppb, designed to reduce short-term exposures to SO2 ranging from five minutes to 24 hours. An important aspect of the new SO2 standard is a revised emission monitoring network combined with a new ambient air modeling approach to determine compliance with the new standard. The LDEQ has recommended St. Bernard and East Baton Rouge as non-attainment areas. The EPA expects to identify or designate areas not meeting the new standard by July 2012. Utilities could be required to substantially reduce their SO2 emissions to comply with this NAAQS. However, because no state implementation plan has been proposed, Cleco is unable to determine the potential impacts of this rule on its generating units at this time.
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

Water Quality
Cleco’s facilities are also subject to federal and state laws and regulations regarding wastewater discharges. Cleco has received from the EPA and the LDEQ permits required under the federal Clean Water Act (CWA) for wastewater discharges from its generating stations. Wastewater discharge permits have fixed dates of expiration, and Cleco applies for renewal of these permits within the applicable time periods.
On March 28, 2011, the EPA proposed regulations which would establish standards for cooling water intake structures at existing power plants and other facilities pursuant to Section 316(b) of the CWA. The standards are intended to protect fish

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

and other aquatic wildlife by minimizing capture both in screens attached to intake structures (impingement mortality), and in the actual intake structures themselves (entrainment mortality). For existing facilities that are designed to draw at least two million gallons per day of water from waters of the United States and use at least 25% of the water they withdraw exclusively for cooling, the proposed standards would (1) set a performance standard, measured as a fish mortality rate due to impingement, or reduce the flow velocity at cooling water intakes to less than 0.5 feet per second, and (2) require entrainment standards to be determined on a case-by-case basis by state delegated permitting authorities. Facilities subject to the proposed standards would have a maximum of eight years to comply with the impingement requirements, although state permitting authorities would have discretion to set a shorter deadline. Compliance with entrainment standards would be required “as soon as possible,”
by a date to be determined by the same permitting authorities. As presently drafted, portions of the proposed rule could apply to all of Cleco’s fossil fuel steam electric generating stations. Until more thorough studies are conducted, including technical and economic evaluations of the control options available and a final rule is issued, Cleco remains uncertain which technology options or retrofits would be required to be installed on its affected facilities. However, the costs of required technology options and retrofits could be significant, especially if closed cycle cooling is required.
The CWA requires the EPA to periodically review and, if appropriate, revise technology based effluent limitations guidelines for categories of industrial facilities, including power generating facilities. The EPA is currently expected to issue proposed revised steam electric effluent limitations guidelines by July 2012, and final revised steam electric effluent limitations guidelines by January 2014. The revised effluent limitations guidelines could require costly technological upgrades at Cleco’s existing facilities, in particular if additional wastewater treatment systems are required to be installed. Since the revised regulations are yet to be proposed, Cleco is unable to predict what the new effluent limitations guidelines will be or how significant the costs may be for Cleco to comply.

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
On May 18, 2010, the EPA released a proposed rule for regulating the disposal and management of CCRs from coal-fired power plants. Rather than offering a single approach, the EPA requested comments on two options for regulating CCRs. The first, known as the “Subtitle C” option, would regulate CCRs as a new special waste subject to many of the requirements for hazardous waste, while the second, known as the “Subtitle D” option, would regulate CCRs in a manner similar to industrial solid waste. Either of the EPA proposed options represents a shift toward more comprehensive and costly requirements for CCR disposal and management, but the Subtitle C option contains significantly more stringent requirements and will require greater capital and operating costs to comply with that rule, if finalized. Both options seem to allow the continued use of ash for certain beneficial reuses. Depending upon the outcome of the final rule, this regulatory proposal could significantly impact the manner and cost in which Cleco Power manages its CCRs. The final CCR rule is now expected to be issued by the EPA in late 2012 or early 2013. Any stricter requirements imposed on coal ash and associated ash management units by the EPA as a result of this new rule could significantly increase the cost of operating existing units or require them to be significantly upgraded. Until a final rule is promulgated, Cleco is unable to determine how significant the costs associated with potentially stricter requirements is likely to be.
Cleco produces certain wastes that are classified as hazardous at its electric generating stations and at other locations. Cleco does not treat, store long-term, or dispose of these wastes on-site; therefore, no permits are required. All hazardous wastes produced by Cleco are properly disposed of at permitted hazardous waste disposal sites.

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

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute). CERCLA establishes several classes of PRPs for a

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

contaminated site, and imposes strict, joint and several liability on those PRPs for the cost of response to the contamination. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at an area known as the Devil’s Swamp Lake site just northwest of Baton Rouge, Louisiana. The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site. The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site. The EPA has yet to make a final determination on whether to add Devil’s

Swamp Lake site to the NPL. The PRPs began discussing a potential proposal to the EPA in February 2008. Negotiations among the PRPs and the EPA are ongoing in regard to the RI/FS at the Devil’s Swamp Lake site, with little progress having been made since February 2008. The PRPs alleged to have disposed PCBs at the site have proposed a tentative cost-sharing formula with the facility owner to fund the RI/FS. The response to the proposal has been pending for months. Management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the facility site may be.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

ITEM 1A.	RISK FACTORS

The following risk factors could have a material adverse effect on results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants.

Transmission Constraints

Transmission constraints could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
Cleco Power relies on two main suppliers of electric transmission when accessing external power markets. At times, even after completion of the Acadiana Load Pocket project, physical constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power’s service territory, which in turn can affect capacity or power purchases under long-term contracts, as well as spot market power purchases. If the amount of purchased power actually delivered into Cleco’s transmission system were to be less than the amount of power contracted for delivery, Cleco Power may rely on its own generation facilities to meet customer demand. Cleco Power’s incremental generation cost at that time could be higher than the cost to purchase power from the wholesale power market, thereby increasing its customers’ ultimate cost. In addition, the LPSC may not allow Cleco Power to recover part or all of its incremental generation cost, which could be substantial.

LPSC Audits

The LPSC conducts fuel audits that could result in Cleco Power making substantial refunds of previously recorded revenue.
Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such expenses. Recovery of fuel adjustment clause costs is subject to a periodic fuel audit by the LPSC. The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit will be performed not less than every other year.
Cleco Power currently has fuel adjustment clause filings for 2003 through 2011 subject to audit. In March 2009, the LPSC proceeded with the audit of fuel adjustment clause filings for the years 2003 through 2008. The total amount of fuel expenses included in the audit is approximately $3.26 billion. Cleco Power has responded to several data requests from the LPSC. These responses are currently under review by the LPSC. The LPSC has not stated an amount of the fuel costs, if any, that would be disallowed and result in a refund to the customers. Management is not able to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. However, if a disallowance of fuel costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows. The most recent fuel audit completed by the LPSC covered 2001 and 2002 and resulted in a refund of $16.0 million to Cleco Power’s retail customers in the first quarter of 2005.

The LPSC conducts environmental audits that could result in Cleco Power making substantial refunds of previously recorded revenue.
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover certain costs of environmental compliance as an adder to customers’ bills. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the cost of reagents such as ammonia and limestone that are used to reduce air emissions. These variable emission mitigation costs were historically recovered through the Fuel Adjustment Clause. On November 11, 2011, the LPSC opened Docket No. X-32150 to audit the costs for the periods October 2009 through October 2010. The total amount of environmental expenses included in the audit is approximately $2.4 million. Cleco Power has responded to data requests from the LPSC. These responses are currently under review by the LPSC. The LPSC has not stated an amount of the environmental costs, if any, that would be disallowed and result in a refund to customers. However, if a disallowance of environmental costs is ordered resulting in a refund, any such refund could affect the Registrants’ results of operations, financial condition, and cash flows.

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
Cleco Power manages its exposure to energy commodity activities by maintaining risk management policies and establishing and enforcing risk limits and risk management procedures. These risk limits and risk management procedures cannot eliminate all risk associated with these activities, particularly if intentional misconduct is involved.

Financial derivatives reforms could increase the liquidity needs and costs of Cleco Power’s commercial trading operations.
In July 2010, Congress enacted federal legislation to reform financial markets that significantly altered how over-the-counter (OTC) derivatives are regulated. The law increased regulatory oversight of OTC energy derivatives, including (1) requiring standardized OTC derivatives to be traded on registered exchanges regulated by the Commodity Futures Trading Commission (CFTC), (2) imposing new and potentially higher capital and margin requirements and (3) authorizing the establishment of overall volume and position limits. The law gave the CFTC authority to exempt end users of energy commodities which could reduce, but not eliminate, the applicability of these measures to Cleco Power and other end users. These requirements could cause Cleco Power’s future OTC transactions to be more costly and have an adverse effect on its liquidity due to additional capital requirements. In addition, by standardizing OTC products, these reforms could limit the effectiveness of Cleco Power’s hedging programs because Cleco Power would have less ability to tailor OTC

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

derivatives to match the precise risk it is seeking to protect.

Commodity Prices

Cleco Power is subject to the fluctuation in the market prices of various commodities which may increase the cost of producing power.
Cleco Power purchases natural gas, petroleum coke, lignite, and coal under long-term contracts and on the spot market. Historically, the markets for natural gas, petroleum coke, and coal have been volatile and are likely to remain volatile in the future. Cleco Power’s retail and wholesale rates include a fuel adjustment clause that enables it to adjust rates for monthly fluctuations in the cost of fuel and purchased power. However, recovery of any of these fuel adjustment clause costs is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC or FERC.

Global Economic Environment and Uncertainty

The global economic environment and uncertainty may negatively impact Cleco’s business and financial condition, pension plan, lenders, and customers.
The global economic environment and uncertainty may have an impact on Cleco’s business and financial condition. Cleco’s ability to access capital markets could be severely restricted. This could have a material adverse impact on Cleco’s ability to fund capital expenditures or debt service, or on Cleco’s flexibility to react to changing economic and business conditions. Cleco’s pension plan portfolio has experienced significant volatility due to market conditions and may experience material losses in the future. The losses, in conjunction with plan funding requirements, could result in required pension plan contributions significantly higher and earlier than previously anticipated, which could have a material adverse impact on Cleco’s results of operations, financial condition, and cash flows. Further, the current economic environment and uncertainty could have a material adverse impact on Cleco’s lenders or its customers, causing them to fail to meet their obligations to Cleco or to delay payment of such obligations. Additionally, the current economic environment and uncertainty could lead to reduced electricity usage, which could have a material adverse impact on the Registrants’ results of operations, financial condition, and cash flows.

Future Electricity Sales

Cleco Power’s future electricity sales and corresponding base revenue and cash flows could be adversely affected by general economic conditions.
General economic conditions can negatively impact the businesses of Cleco Power’s industrial and commercial customers, resulting in decreased power purchases and lower base revenue. The recent recession adversely affected MWh sales due to closures and a reduction in load requirements across Cleco Power’s industrial customer base, particularly among manufacturers of wood and paper products. The paper industry remains vulnerable to decreasing demand for its products, and the downturn in residential home construction has also caused a significant reduction in the demand and prices for lumber and other wood products. Reduced production or the shut down of any of these customers’ facilities could substantially reduce Cleco Power’s base revenue.
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
The operation of power generation facilities involves many risks, including breakdown or failure of equipment, fuel supply interruption, and performance below expected levels of output or efficiency. Almost one-third of Cleco Power’s net capacity is at facilities that were originally constructed before 1980. Older equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to operate at peak efficiency or availability, or in compliance with environmental permits. If Cleco Power fails to make adequate expenditures for equipment maintenance, Cleco Power risks incurring more frequent unplanned outages, higher than anticipated operating and maintenance expenditures, increased fuel or power purchase costs, and potentially the loss of revenue related to competitive opportunities. Newer equipment, such as that installed at Madison Unit 3, can be subject to startup issues, such as failures due to immaturity of control equipment safeguards and experience with operating under forced outage conditions.
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
Competition for access to other natural resources, particularly oil and natural gas, could negatively impact Cleco Power’s ability to access its lignite reserves. Land owners may grant other parties access for oil and natural gas drilling in the same area to which Cleco has been granted access for lignite reserves. Placement of drilling rigs and pipelines for developing oil and gas reserves can preclude access to lignite in the same areas, making right of first access critical with respect to extracting lignite. Competition for the right of first access may need to be determined through legal processes. Additionally, Cleco Power could be liable for the impacts of other companies’ activities on lands that have been mined and reclaimed by Cleco Power. Loss of access to lignite reserves or the liability for impacts on reclaimed lands could have material adverse effects to the Registrants’ results of operations, financial condition, and cash flows.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Reliability and Infrastructure Protection Standards Compliance

Cleco is subject to mandatory reliability and critical infrastructure protection standards. Fines and civil penalties are imposed on those who fail to comply with these standards.
NERC serves as the ERO with authority to establish and enforce mandatory reliability and infrastructure protection standards, subject to FERC approval, for users of the nation’s transmission system. FERC enforces compliance with these standards. New standards are being developed and existing standards are continuously being modified.
As these standards continue to be adopted and modified, they may impose additional compliance requirements on Cleco Power and Midstream operations, which may result in an increase in capital expenditures and operating expenses. Failure to comply with these standards can result in the imposition of material fines and civil penalties.
In February 2010, the SPP RE notified Cleco that an audit would be conducted to determine Cleco’s compliance with the NERC Reliability Standard and Critical Infrastructure Protection cybersecurity standard requirements. The audit was conducted in April 2010. Cleco submitted mitigation plans and evidence of remedial efforts in connection with the SPP’s initial findings from the audit. Cleco and the SPP agreed to a financial settlement totaling less than $0.1 million, which has been approved by NERC. Cleco’s next scheduled audit will begin in 2013. Management is unable to predict the outcome of the future audit or whether it will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Environmental Compliance

Cleco’s costs of compliance with environmental laws and regulations are significant. The costs of compliance with new environmental laws and regulations, as well as the incurrence of incremental environmental liabilities, could be significant to the Registrants.
Cleco is subject to extensive environmental oversight by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations related to air quality, water quality, waste management, natural resources, and health and safety. Cleco also is required to obtain and comply with numerous governmental permits in operating its facilities. Existing environmental laws, regulations, and permits could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to Cleco. For example, the EPA has announced rules that regulate CO2 and hazardous air pollutants from electric generating units. Cleco may incur significant capital expenditures or additional operating costs to comply with these revisions, reinterpretations, and new requirements. If Cleco fails to comply, it could be subject to civil or criminal liabilities and fines or may be forced to shut down or reduce production from its facilities. Cleco cannot predict the outcome of pending or future legislative and rulemaking proposals.
Environmental advocacy groups, states, other organizations, some government agencies, and the presidential administration are focusing considerable attention on the potential role in climate change from power generation facilities emissions, including CO2 emissions. Future changes in environmental regulations governing power plant emissions could make some of Cleco’s electric generating units uneconomical to maintain or operate. In addition, any legal obligation that would require Cleco to substantially reduce its emissions beyond present levels could require extensive mitigation efforts and could raise uncertainty about the future viability of some fossil fuels as an energy source for new and existing electric generation facilities. Cleco cannot predict the outcome of pending or future legislative and rulemaking proposals.
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
Severe weather, including hurricanes and winter storms,

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

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
Cleco Power’s retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC, which conducts an annual review of Cleco Power’s earnings and regulatory return on equity. Through 2009, Cleco Power filed annual monitoring reports with the LPSC for 12-month periods ended September 30. In 2010, the reports were filed for 12-month periods ended June 30 and September 30. Beginning in 2011, Cleco Power filed the annual monitoring report for the 12-month period ended June 30. Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of the LPSC review, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Wholesale Electric Service

Cleco Power’s wholesale electric rates and business practices are regulated by FERC, and Cleco could lose the right to sell at market-based rates.
Cleco Power’s wholesale rates are regulated by FERC, which conducts a review of Cleco Power’s generation market power every three years in addition to each time generation capacity changes. If FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates within its control area, which could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Cleco Credit Ratings

A downgrade in Cleco Corporation’s or Cleco Power’s credit rating could result in an increase in their respective borrowing costs and a reduced pool of potential investors and funding sources.
While the senior unsecured debt ratings of Cleco Corporation and Cleco Power are currently investment grade, in recent years such ratings have been downgraded or put on negative watch by Moody’s and Standard & Poor’s. Neither Cleco Corporation nor Cleco Power can assure that its current debt ratings will remain in effect for any given period of time or that one or more of its debt ratings will not be lowered or withdrawn entirely by a rating agency. Credit ratings are not recommendations to buy, sell, or hold securities and each rating should be evaluated independently of any other rating. If Moody’s and Standard & Poor’s were to downgrade Cleco Corporation’s or Cleco Power’s long-term ratings, particularly below investment grade, the value of their debt securities would likely be adversely affected, and the borrowing cost of Cleco Corporation or Cleco Power, as the case may be, would likely increase. In addition, Cleco Corporation or Cleco Power, as the case may be, would likely be required to pay higher interest rates in future debt financings and be subject to more onerous debt covenants, and its pool of potential investors and funding sources could decrease.

Holding Company

Cleco Corporation is a holding company, and its ability to meet its debt obligations and pay dividends on its common stock is dependent on the cash generated by its subsidiaries.
Cleco Corporation is a holding company and conducts its operations primarily through its subsidiaries. Substantially all of Cleco’s consolidated assets are held by its subsidiaries. Accordingly, Cleco Corporation’s ability to meet its debt obligations and to pay dividends on its common stock is largely dependent upon the cash generated by these subsidiaries. Cleco Corporation’s subsidiaries are separate and distinct entities and have no obligation to pay any amounts due on Cleco Corporation’s debt or to make any funds available for such payment. In addition, Cleco Corporation’s subsidiaries’ ability to make dividend payments or other distributions to Cleco Corporation may be restricted by their obligations to holders of their outstanding securities and to other general business creditors. Cleco Corporation’s right to receive any assets of any subsidiary, and therefore the right of its creditors to participate in those assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if Cleco Corporation were a creditor of any subsidiary, its rights as a creditor would be subordinated to any security interest in the assets of that subsidiary and any indebtedness of the subsidiary senior to that held by Cleco Corporation. Moreover, Cleco Power, Cleco Corporation’s principal subsidiary, is subject to regulation by the LPSC, which may impose limits on the amount of dividends that Cleco Power may pay Cleco Corporation.

Midstream Generation Facility

Midstream’s generation facility is susceptible to unplanned outages, significant maintenance requirements, interruption of fuel deliveries, and transmission constraints.
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
Midstream’s generation facility is fueled by natural gas. The deliverability of this fuel source may be constrained due to such factors as higher demand, production shortages, weather-related disturbances, or lack of transportation capacity.
Due to Midstream’s generation facility’s location on the transmission grid, Midstream relies on one main supplier of electric transmission when accessing external power markets. However, at times, physical constraints limit the amount of power this transmission provider can deliver.

Cleco Power’s Rates

The LPSC and FERC regulate the rates that Cleco Power can charge its customers.
Cleco Power’s ongoing financial viability depends on its ability

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

to recover its costs from its LPSC-jurisdictional customers in a timely manner through its LPSC-approved rates and its ability to pass through to its FERC customers in rates its FERC-authorized revenue requirements. Cleco Power’s financial viability also depends on its ability to recover in rates an adequate return on capital, including long-term debt and equity. If Cleco Power is unable to recover any material amount of its costs in rates in a timely manner or recover an adequate return on capital, the Registrants’ results of operations, financial condition, and cash flows could be materially adversely affected.
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases. During those cases, the LPSC or FERC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its retail or wholesale customers through its rates. These proceedings may examine, among other things, the prudence of Cleco Power’s operation and maintenance practices, level of subject expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC and FERC have the authority to disallow costs found not to have been prudently incurred. These regulatory proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or reducing rates. Rate cases generally have long timelines, which may be limited by statute. Decisions are typically subject to appeal, potentially leading to additional uncertainty.

Alternative Generation Technology

Changes in technology may negatively impact the value of the Cleco Power and Midstream generation facilities.
A basic premise of Cleco’s business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price. There are alternative technologies to produce electricity, most notably fuel cells, microturbines, wind turbines, and photovoltaic (solar) cells. Many companies and organizations conduct research and development activities to seek improvements in alternative technologies. It is possible that advances will reduce the cost of alternative methods of electricity production to a level that is equal to or below that of most central station production. Also, as new technologies are developed and become available, the quantity and pattern of electricity usage by customers could decline, with a corresponding decline in revenues derived by generators. In addition, the current presidential administration and certain members of the U.S. Congress have voiced support for such alternative energy sources. As a result, the value of the Cleco Power and Midstream generation facilities could be significantly reduced.

Insurance

Cleco’s insurance coverage may not be sufficient.
Cleco currently has general liability and property insurance in place to cover certain of its facilities in amounts that it considers appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of Cleco’s facilities may not be sufficient to restore the loss or damage without negative impact on Cleco’s results of operations, financial condition, and cash flows.
Like other utilities that serve coastal regions, Cleco does not have insurance covering its transmission and distribution system, other than substations, because it believes such insurance to be cost prohibitive. In the future, Cleco may not be able to recover the costs incurred in restoring transmission and distribution properties following hurricanes or other natural disasters through issuance of storm recovery bonds or a change in Cleco Power’s regulated rates or otherwise, or any such recovery may not be timely granted. Therefore, Cleco may not be able to restore any loss of, or damage to, any of its transmission and distribution properties without negative impact on its results of operations, financial condition, and cash flows.

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
The Registrants make judgments regarding the potential tax effects of various financial transactions and results of operations to estimate their obligations to taxing authorities. These tax obligations include income, franchise, real estate, sales and use, and employment-related taxes. These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken. Changes in federal, state, or local tax laws, adverse tax audit results, or adverse tax rulings on positions taken by the Registrants could negatively affect their results of operations, financial condition, and cash flows.

Health Care Reform

Cleco may experience increased costs arising from health care reform.
In March 2010, Congress passed, and the President signed, the PPACA. This law may have a significant impact on health care providers, insurers, and others associated with the health care industry. Cleco is continuing to evaluate the impact of this comprehensive law on its business and has made the required changes to its health plan for 2012. Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems. It is uncertain what legislative programs, if any, will be adopted in

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation. Although the law has passed, many regulations have yet to be written; therefore, management cannot quantify the impact of these regulations, including those relating to the establishment of exchanges and the applicability of excise taxes on excess health benefits. The new regulations may have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

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
Cleco Power’s senior notes and its obligations under various loan agreements and refunding agreements with the Rapides Finance Authority, the Louisiana Public Facilities Authority and other issuers of tax-exempt bonds for the benefit of Cleco Power are unsecured and rank equally with all of Cleco Power’s existing and future unsecured and unsubordinated indebtedness. As of December 31, 2011, Cleco Power had an aggregate of $1.21 billion of unsecured and unsubordinated indebtedness. The unsecured and unsubordinated indebtedness of Cleco Power will be effectively subordinated to, and thus have a junior position to, any secured debt that Cleco Power may have outstanding from time to time (including any mortgage bonds) with respect to the assets securing such debt. As of December 31, 2011, Cleco Power had no secured indebtedness outstanding. Cleco Power may issue mortgage bonds in the future under its Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power material assets upon dissolution, winding up, liquidation or reorganization. Additionally, Cleco Power’s ability (and the ability of Cleco Power’s creditors, including holders of its senior notes) to participate in the assets of Cleco Power’s subsidiary, Cleco Katrina/Rita, is subject to the prior claims of the subsidiary’s creditors. As of December 31, 2011, Cleco Katrina/Rita had $143.2 million of indebtedness outstanding.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

CLECO CORPORATION

Electric Transmission Substations
As of December 31, 2011, Cleco Corporation, through two wholly owned subsidiaries, owned one transmission substation in Louisiana and one transmission substation in Mississippi.

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

Electric Generating Stations
As of December 31, 2011, Cleco Power either owned or had an ownership interest in three steam electric generating stations, one gas turbine, one combined cycle unit, and one simple cycle unit with a combined nameplate capacity of 2,524 MW, and a combined electric net generating capacity of 2,488 MW. The net generating capacity is the result of capacity tests performed between June and September 2011, as required by NERC. This amount reflects the maximum production capacity these units can sustain over a specified period of time. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power — Power Generation.”

Electric Substations
As of December 31, 2011, Cleco Power owned 72 active transmission substations and 223 active distribution substations.

Electric Lines
As of December 31, 2011, Cleco Power’s transmission system consisted of approximately 67 circuit miles of 500-kiloVolt (kV) lines; 510 circuit miles of 230-kV lines; 685 circuit miles of 138

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

kV lines; and 21 circuit miles of 69-kV lines.  Cleco Power’s distribution system consisted of approximately 3,521 circuit miles of 34.5-kV lines and 8,199 circuit miles of other lines.

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
Substantially all of Cleco Power’s property, plant, and equipment are subject to a lien of Cleco Power’s Indenture of Mortgage, which does not impair the use of such properties in the operation of its business. As of December 31, 2011, no mortgage bonds were outstanding under the Indenture of Mortgage. The unsecured and unsubordinated indebtedness of Cleco Power will be effectively subordinated to, and thus have a junior position to, any mortgage bonds that Cleco Power may have outstanding from time to time with respect to the assets subject to the lien of the Indenture of Mortgage. Cleco Power may issue mortgage bonds in the future under its Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power material assets upon dissolution, winding up, liquidation, or reorganization.

MIDSTREAM

Midstream considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes. For information on Midstream’s generating facilities, see Item 1, “Business — Operations — Midstream.”

Electric Generation
As of December 31, 2011, Midstream, through one wholly owned subsidiary, owned one electric generating station, with a nameplate capacity of 775 MW and an electric net generating capacity of 755 MW. For information on Midstream’s generating facilities, see Item 1, “Business — Operations — Midstream.”

Title
Midstream’s assets are owned in fee. Prior to the Evangeline Restructuring Agreement and the associated extinguishment of debt, Evangeline was subject to a lien securing obligations under an Indenture of Mortgage, which did not impair the use of such properties in the operation of its business. On February 22, 2010, Evangeline and JPMVEC terminated the Evangeline Tolling Agreement and executed the Evangeline 2010 Tolling Agreement. The Evangeline 2010 Tolling Agreement expired on December 31, 2011, (with a JPMVEC option to extend one year). JPMVEC did not exercise the option to extend the tolling agreement and as a result, Coughlin's capacity was available to Midstream beginning January 1, 2012. For more information, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Evangeline Transactions.”

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

ITEM 4.    MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this Annual Report on Form 10-K.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Board of Directors of Cleco
The names of the members of the Board of Directors of Cleco, their ages, dates of election, employment history and committee assignments as of December 31, 2011, are as follows. The term of each directorship is three years, and directors are divided among three classes. The terms of the three classes are staggered in a manner so that only one class is elected by the shareholders annually.

NAME OF DIRECTOR	AGES AS OF DECEMBER 31, 2011
Sherian G. Cadoria

Age 71; Elected 1993
Brigadier General, U.S. Army (retired)
Retired President, Cadoria Speaker and Consultancy Service, Mansura, LA
Member of the Audit, Nominating/Governance and Qualified Legal Compliance Committees

J. Patrick Garrett

Age 68; Elected 1981
Retired President and Chief Executive Officer, Windsor Food Company, Ltd., Houston, TX
Chairman of the Board and chairman of the Executive, Nominating/Governance and Qualified Legal Compliance Committees

Elton R. King

Age 65; Elected 1999
Retired President of Network and Carrier Services Group, BellSouth Telecommunications, Inc., Atlanta, GA.  Also retired President and Chief Executive Officer of Visual Networks, Inc.
Member of the Finance, Nominating/Governance and Qualified Legal Compliance Committees

Logan W. Kruger	Age 61; Elected 2008 Former President, Chief Executive Officer and Director of Century Aluminum Company, Monterey, CA Member of the Audit and Compensation Committees
William L. Marks

Age 68; Elected 2001
Retired Chairman and Chief Executive Officer, Whitney Holding Corporation and Whitney National Bank, New Orleans, LA
Chairman of the Finance Committee and member of the Compensation and Executive Committees

Robert T. Ratcliff Sr.	Age 69; Elected 1993 Chairman and Chief Executive Officer, The Ratcliff Companies, Alexandria, LA Member of the Audit and Finance Committees
Peter M. Scott III

Age 62; Elected 2009
Retired Executive Vice President and Chief Financial Officer, Progress Energy, Inc., Raleigh, NC.  Also retired President and Chief Executive Officer of Progress Energy Service Company, LLC
Chairman of the Audit Committee and member of the Compensation and Executive Committees

Shelley Stewart Jr.

Age 58; Elected 2010
Senior Vice President, Operational Excellence & Chief Procurement Officer, Tyco International Limited, Princeton, NJ
Member of the Audit, Nominating/Governance and Qualified Legal Compliance Committees

William H. Walker Jr.

Age 66; Elected 1996
Retired Chairman, Howard Weil, Inc., New Orleans, LA
Chairman of the Compensation Committee and member of the Executive, Finance, Nominating/Governance and Qualified Legal Compliance Committees

Bruce A. Williamson

Age 52; Elected 2011
President and Chief Executive Officer, Cleco Corporation, Pineville, LA since July 2011; Chairman, President and Chief Executive Officer, Dynegy, Inc. from 2004 to 2011
Member of the Executive Committee

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages, and years of service as of December 31, 2011, are as follows. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Bruce A. Williamson Cleco Corporation Cleco Power

President and Chief Executive Officer since July 2011; Chairman, President and Chief Executive Officer, Dynegy, Inc. from 2004 to 2011.

Chief Executive Officer since July 2011.
(Age 52; less than one year of service)

George W. Bausewine Cleco Corporation Cleco Power

Senior Vice President - Corporate Services from May 2005 to August 2010.

President and Chief Operating Officer since August 2010; Senior Vice President - Corporate Services from May 2005 to August 2010.
(Age 56; 26 years of service)

Darren J. Olagues Cleco Corporation Cleco Power Midstream

Senior Vice President, Chief Financial Officer and Treasurer since November 2011; Senior Vice President and Chief Financial Officer from May 2009 to November 2011.

Senior Vice President from July 2007 to May 2009; Vice President, Power - Asset Management and Development, Exelon Corporation from November 2006 to July 2007; Director - Corporate Development, Exelon Corporation from March 2005 to November 2006.
(Age 41; 4 years of service)

R. Russell Davis Cleco Corporation Cleco Power

Senior Vice President - External Relations and Information Technology since November 2011; Vice President - Investor Relations and Chief Accounting Officer from May 2009 to November 2011; Vice President, Chief Accounting Officer & Interim CFO from June 2008 to May 2009; Vice President and Chief Accounting Officer from May 2005 to June 2008.
(Age 55; 12 years of service)

Jeffrey W. Hall Cleco Corporation Cleco Power

Senior Vice President - Governmental Affairs and Chief Diversity Officer since July 2006; Vice President - Governmental and Community Affairs from July 2005 to July 2006.

Senior Vice President - Governmental Affairs and Chief Diversity Officer since July 2006; Vice President - Governmental and Community Affairs from October 2004 to July 2006.
(Age 60; 30 years of service)

Wade A. Hoefling Cleco Corporation Cleco Power

Senior Vice President, General Counsel & Director - Regulatory Compliance since April 2008; Senior Vice President, General Counsel, Director - Regulatory Compliance and Assistant Corporate Secretary from January 2007 to April 2008; General Counsel, Northeast Utilities Enterprises, Inc. from July 2004 to January 2007.
(Age 56; 5 years of service)

Judy P. Miller Cleco Corporation Cleco Power	Senior Vice President - Corporate Services and Internal Audit since November 2011; Corporate Secretary from January 2004 to November 2011. (Age 54; 27 years of service)
Keith D. Crump Cleco Corporation Cleco Power

Treasurer from May 2005 to March 2007.

Group Vice President since March 2010; Vice President - Regulatory, Retail Operations and Resource Planning from March 2007 to March 2010.
(Age 50; 22 years of service)

William G. Fontenot Cleco Power	Group Vice President since March 2010; Vice President - Regulated Generation Development from July 2005 to March 2010. (Age 48; 26 years of service)

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Anthony L. Bunting Cleco Power	Vice President - Customer Services and Energy Delivery since October 2004. (Age 52; 20 years of service)
Stephen M. Carter Cleco Power	Vice President - Regulated Generation since April 2003. (Age 52; 23 years of service)
Robert R. LaBorde, Jr. Cleco Corporation Cleco Power

Vice President - Strategic Planning, Development and Environmental Policy since November 2011; General Manager - Environmental Services from August 2006 to November 2011; General Manager - Project Development from May 2004 to August 2006.
(Age 44; 20 years of service)

Terry L. Taylor Cleco Corporation Cleco Power

Controller and Chief Accounting Officer since November 2011; Assistant Controller from August 2006 to November 2011; Director of Accounting Services and Affiliate Compliance from January 2004 to August 2006.
(Age 56; 11 years of service)

Julia E. Callis Cleco Corporation Cleco Power	Associate General Counsel and Corporate Secretary since November 2011; Senior Attorney from August 2007 to November 2011; Partner, Thompson & Knight LLP from 2004 to 2007. (Age 43; 4 years of service)
W. Keith Johnson Jr. Midstream

Acting Vice President since May 2009; General Manager - Midstream Commercial Operations from October 2007 to May 2009; Director - Business Development from October 2002 to October 2007.
(Age 50; 17 years of service)

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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND CLECO CORPORATION’S PURCHASES OF EQUITY SECURITIES

CLECO CORPORATION

Cleco Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE). For information on the high and low sales prices for Cleco Corporation’s common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 2011 and 2010, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Miscellaneous Financial Information (Unaudited).” During the year ended December 31, 2011, Cleco Corporation repurchased 400,000 shares of common stock. For information on Cleco Corporation’s common stock repurchase program, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Common and Preferred Stock — Common Stock Repurchase Program.”
Dividends, as determined by the Board of Directors of Cleco Corporation, may be declared and paid on the common stock from time to time out of funds legally available, subject to prior rights to dividends on any outstanding series of preferred stock. The provisions of Cleco Corporation’s amended and restated articles of incorporation applicable to preferred stock and certain provisions contained in the debt instruments of Cleco under certain circumstances restrict the amount of retained earnings available for the payment of dividends by Cleco Corporation. The most restrictive covenant, which is in Cleco Corporation’s credit facility, requires Cleco Corporation’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2011, approximately $661.5 million of retained earnings were unrestricted.
On January 27, 2012, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.3125 per share payable on February 15, 2012, to common shareholders of record at the close of business on February 6, 2012.
As of January 31, 2012, there were 6,120 holders of record of Cleco Corporation’s common stock, and the closing price of Cleco Corporation’s common stock as reported on the NYSE Composite Tape was $39.76 per share.

In April 2011, the Board of Directors of Cleco Corporation declared a dividend of $0.28 per share of common stock payable on May 16, 2011. In October 2011, the Board of Directors raised the quarterly dividend from $0.28 per share of common stock to $0.3125 per share of common stock, payable on November 15, 2011. The declaration of dividend payments is at the Board of Directors’ sole discretion and future dividends are subject to numerous factors that ordinarily affect the dividend policy, including the result of Cleco’s operations and its financial position, as well as general economic and business conditions.
In January 2011, Cleco Corporation’s Board of Directors authorized and approved the redemption of all outstanding shares of the 4.5% cumulative preferred stock not subject to mandatory redemption, provided that no shares of such preferred stock were redeemed prior to the repayment in full and termination of the $150.0 million bank term loan that matured on August 19, 2011. During 2011, the $150.0 million bank term loan was repaid and on June 24, 2011, Cleco Corporation redeemed all 10,288 outstanding shares of its 4.5% preferred stock. The redemption price was $101 per share, plus accrued and unpaid dividends to the redemption date, or $101.296 per share.

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
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances. The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2011, approximately $519.7 million of member’s equity was unrestricted.
During 2011, 2010, and 2009, Cleco Power made $130.0 million, $150.0 million, and $30.0 million of distribution payments to Cleco Corporation, respectively.
During 2010, Cleco Power received $225.7 million in non-cash equity contributions from Cleco Corporation relating to Acadia Unit 1. For more information regarding this transaction, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Acadia Transactions — Acadia Unit 1.” Cleco Power received no equity contributions from Cleco Corporation in 2011 or 2009.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

ITEM 6.SELECTED FINANCIAL DATA

CLECO

The information set forth in the following table should be read in conjunction with the Consolidated Financial Statements and the related Notes in Item 8, “Financial Statements and Supplementary Data.”
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
Cleco’s consolidated financial results for 2011 include the gain related to the disposition of Acadia Unit 2 and the remaining half of Acadia Power Station’s related common facilities.

Five-Year Selected Financial Data

(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	2011	2010	2009	2008	2007
Operating revenue, net (excluding intercompany revenue)
Cleco Power	$1,096,093	$1,119,084	$842,227	$1,069,674	$1,023,411
Midstream	19,013	27,030	8,749	7,921	5,066
Other	2,207	2,552	2,782	2,603	2,139
Total	$1,117,313	$1,148,666	$853,758	$1,080,198	$1,030,616
Income from continuing operations before income taxes	$298,745	$397,889	$115,886	$120,598	$222,561
Net income applicable to common stock	$195,710	$255,345	$106,261	$102,095	$151,331
Basic earnings per share applicable to common stock	$3.24	$4.23	$1.77	$1.70	$2.55
Diluted earnings per share applicable to common stock	$3.22	$4.20	$1.76	$1.70	$2.54
Capitalization
Common shareholders’ equity	51.50%	48.46%	45.77%	48.89%	56.74%
Preferred stock	—	0.04%	0.04%	0.05%	0.06%
Long-term debt	48.50%	51.50%	54.19%	51.06%	43.20%
Common shareholders’ equity	$1,419,857	$1,317,178	$1,115,043	$1,059,836	$1,010,340
Preferred stock	$—	$1,029	$1,029	$1,029	$1,029
Long-term debt, net	$1,337,056	$1,399,709	$1,320,299	$1,106,819	$769,103
Total assets	$4,050,202	$4,161,410	$3,694,847	$3,341,204	$2,706,623
Cash dividends declared per common share	$1.1225	$0.975	$0.900	$0.900	$0.900

CLECO POWER

The information called for by Item 6 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Cleco is a regional energy company that conducts substantially all of its business operations through its two primary subsidiaries:

•
Cleco Power, a regulated electric utility company, which owns 9 generating units with a total nameplate capacity of 2,524 MW and serves approximately 281,000 customers in Louisiana through its retail business and 10 communities across Louisiana and Mississippi through wholesale power contracts, and

•	Midstream, a wholesale energy business, which owns Evangeline (which operates Coughlin).

Cleco Power
Many factors affect Cleco Power’s primary business of selling electricity. These factors include the presence of a stable regulatory environment, which can impact cost recovery and return on equity, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; and the ability to meet increasingly stringent regulatory and environmental standards. Key initiatives that Cleco Power is currently working on include the Acadiana Load Pocket project, the AMI project, and power supply options for 2012 and beyond. These initiatives are discussed below.

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket. The project received LPSC and SPP approval in February 2009. Cleco Power’s initial portion of the estimated cost was approximately $150.0 million, including AFUDC. Due to lower material and labor costs than initially expected, Cleco Power’s estimated costs for its portion of the project were reduced to $125.0 million, including AFUDC. At December 31, 2011, Cleco Power had spent $96.2 million on the project. A return on and recovery of the costs associated with the completed portions of the Acadiana Load Pocket project are included in base revenue. The project is estimated to be 87% complete with the completion expected by December 2012. For information on the impact the Acadiana Load Pocket project is expected to have on base revenue, see “— Cleco Power’s Results of Operations — Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 — Base.” For more information, see “— Financial Condition — Regulatory and Other Matters — Acadiana Load Pocket Project.”

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement advanced metering technology for all of Cleco Power’s retail customers. Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million. The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009. Advanced metering technology includes the installation of electric meters that enable two-way communication capabilities between a home or business and a utility company. At December 31, 2011, Cleco Power had incurred $9.8 million in project costs, of which $4.4 million has been submitted to the DOE for reimbursement. As of December 31, 2011, Cleco Power had received $3.5 million in payments from the DOE. The project is expected to be completed in the third quarter of 2013. For more information on the AMI Project, see “— Financial Condition — Regulatory and Other Matters — AMI Project.”
The risks associated with cybersecurity issues increase as Cleco moves toward more dependence on digital technology to conduct its daily operations, such as, but not limited to, AMI. Cleco has security measures in place to protect its technology systems from hacking, viruses, and other causes. In addition, Cleco is under the jurisdiction of the NERC Critical Infrastructure Protection cybersecurity standards and has implemented mechanisms, policies, and procedures to meet those standards. If Cleco’s security measures were to fail, revenues could decrease and costs to repair the assets could have a material adverse effect on the Registrants’ business, operating results, financial condition, and cash flows. For more information on cybersecurity, see Part 1, Item 1A, “Risk Factors — Technology and Terrorism Threats.”

Power Supply Options
Cleco Power is evaluating a range of capacity and energy supply options for 2012 and beyond. Cleco Power is continuing to update its IRP to look at future sources of supply to meet its capacity and energy requirements and to comply with new environmental standards, primarily CSAPR. In August 2011, Cleco Power issued one RFP for resources to enhance reliability for January through April 2012 and has since selected and negotiated two agreements from the RFP, a power purchase agreement with NRG Power Marketing LLC and a tolling agreement with Evangeline. Both agreements began on January 1, 2012. In October 2011, a second RFP, seeking up to approximately 750 MW of capacity and energy, for a three- or five-year period was issued for supply starting May 1, 2012, to meet CSAPR. Cleco Power selected Evangeline’s proposal for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and has been submitted to the LPSC and FERC for approval. Cleco Power also expects to issue an additional RFP in 2012 seeking long-term access to resources beyond April 2015. For more information on CSAPR, see Part 1, Item 1, “Business — Environmental Matters” and for information on the RFP, see “— Financial Condition — Regulatory and Other Matters — Generation RFP.”

Cleco Midstream

Evangeline
In March 2010, Evangeline restructured its tolling agreement with JPMVEC and shortened the expiration of the prior long-term agreement from 2020 to December 31, 2011 (with a JPMVEC option to extend one year). JPMVEC did not exercise the option to extend the tolling agreement and as a result, Coughlin’s capacity and energy became available to Midstream beginning January 1, 2012. Evangeline was one of the successful bidders in Cleco Power’s RFP for short-term 2012 resources beginning January 1, 2012, and currently is providing 250 MW of capacity and energy to Cleco Power

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

under a tolling agreement through April 30, 2012. In addition to Cleco Power’s RFP referenced above, in December 2011, Evangeline was also notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power RFP for contractual resources to meet CSAPR beginning in 2012. The proposal was for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and has been submitted to the LPSC and FERC for approval. Currently, Midstream is marketing Coughlin’s capacity for periods beginning after April 30, 2015, and is evaluating various options to optimize Coughlin’s value. For more information, see “— Financial Condition — Regulatory and Other Matters — Generation RFP.”

Acadia
In October 2009, Acadia and Entergy Louisiana executed definitive agreements whereby Entergy Louisiana would purchase Acadia Unit 2. On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana for $298.8 million. APH’s portion of the proceeds from the sale were used to repay Cleco Corporation’s $150.0 million bank term loan. For more information on the Acadia Unit 2 transaction, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Acadia Transactions — Acadia Unit 2.”

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

Cleco Consolidated Results of Operations — Year ended December 31, 2011, Compared to Year ended December 31, 2010
		FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue, net	$1,117,313	$1,148,666	$(31,353)	(2.7)%
Operating expenses	816,278	853,325	37,047	4.3%
Operating income	$301,035	$295,341	$5,694	1.9%
Allowance for other funds used during construction	$4,947	$12,413	$(7,466)	(60.1)%
Equity income from investees, before tax	$62,050	$38,849	$23,201	59.7%
Gain on toll settlement	$—	$148,402	$(148,402)	(100.0)%
Other income	$8,914	$5,242	$3,672	70.0%
Other expense	$(8,434)	$(6,991)	$(1,443)	(20.6)%
Interest charges	$70,658	$95,776	$25,118	26.2%
Federal and state income taxes	$102,897	$142,498	$39,601	27.8%
Net income applicable to common stock	$195,710	$255,345	$(59,635)	(23.4)%

Consolidated net income applicable to common stock decreased $59.6 million, or 23.4%, in 2011 compared to 2010 primarily due to the absence of 2010 gains at Midstream related to the termination of the Evangeline Tolling Agreement and Acadia Unit 1 transaction, partially offset by the 2011 gain from the Acadia Unit 2 transaction. Also contributing to the decrease were lower Cleco Power earnings. Partially offsetting these decreases were higher corporate earnings.
Operating revenue, net decreased $31.4 million, or 2.7%, in 2011 compared to 2010 largely as a result of lower fuel cost recovery revenue at Cleco Power due to lower per unit costs of fuel used for electric generation and lower per unit costs and volumes of power purchased for utility customers.
Operating expenses decreased $37.0 million, or 4.3%, in 2011 compared to 2010 primarily due to lower per unit costs and volumes of power purchased for utility customers.
Allowance for other funds used during construction decreased $7.5 million, or 60.1%, in 2011 compared to 2010, primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.
Equity income from investees increased $23.2 million, or 59.7%, in 2011 compared to 2010 primarily due to increased equity earnings at APH primarily from the recognition of a $62.0 million gain from the disposition of Acadia Unit 2 and Acadia Power Station’s remaining common facilities to Entergy Louisiana. Partially offsetting this increase was the absence of the $41.0 million gain from Cleco Power’s acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities during 2010. For more information on the Acadia Unit 1 and 2 transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Acadia Transactions.”
Gain on toll settlement was $148.4 million in 2010 due to transactions related to the termination of the existing Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Evangeline Transactions.”
Other income increased $3.7 million, or 70.0%, in 2011 compared to 2010 primarily due to death benefits paid on life insurance policies at Cleco Corporation and higher royalty payments and higher revenue from mutual assistance to other utilities for restoration efforts at Cleco Power.
Other expense increased $1.4 million, or 20.6%, in 2011 compared to 2010 primarily due to a decrease in the cash surrender value of life insurance policies at Cleco Corporation.
Interest charges decreased $25.1 million, or 26.2%, in 2011 compared to 2010 largely due to an IRS settlement at Evangeline and the retirement of Evangeline’s debt in 2010. Also contributing to the decrease were lower corporate interest charges related to uncertain tax positions and the repayment of a bank term loan in April 2011. Partially offsetting these decreases was higher interest charges at Cleco Power.
Federal and state income taxes decreased $39.6 million, or 27.8%, in 2011 compared to 2010 primarily due to a decrease in pre-tax income excluding AFUDC equity, partially offset by adjustments related to the settlement of the 2001 through 2003 IRS audit. The effective income tax rate is different than the federal statutory rate primarily due to prior year adjustments related to the settlement of the 2001 through 2003 IRS audit and state tax expense.
Results of operations for Cleco Power and Midstream are more fully described below.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO POWER

Significant Factors Affecting Cleco Power

Revenue is primarily affected by the following factors:
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general. These factors include, among others, an increasingly competitive business environment, the cost of compliance with environmental and reliability regulations, conditions in the credit markets and global economy, and changes in the federal and state regulation of generation, transmission, and the sale of electricity. For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see Part I, Item 1 “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” and “— Financial Condition — Regulatory and Other Matters — Market Restructuring.” For a discussion of risk factors affecting Cleco Power’s business, see Item 1A, “Risk Factors — Transmission Constraints,” “— LPSC Audits,” “— Hedging and Risk Management Activities,” “— Commodity Prices,” “— Global Economic Environment and Uncertainty,” “— Future Electricity Sales,” “— Cleco Power Generation Facilities,” “— Reliability and Infrastructure Protection Standards Compliance,” “— Environmental Compliance,” “— Regulatory Compliance,” “— Weather Sensitivity,” “— Retail Electric Service,” “— Wholesale Electric Service,” “— Cleco Credit Ratings,” “— Cleco Power’s Rates” “— Alternative Generation Technology,” “— Insurance,” “— Litigation,” “— Taxes,” “— Health Care Reform,” and “— Technology and Terrorism Threats.”
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
Cleco Power has experienced over the last five years, and anticipates over the next five years, moderate growth in retail non-industrial sales volume. For the retail industrial class, Cleco Power expects new industrial load to be added during 2012 and 2013 principally driven by expected development in northwestern Louisiana associated with the development of Haynesville shale gas recently discovered in that area. In addition, Cleco Power also expects to begin providing service to expansions of current customers’ operations, as well as service to a new customer. These expansions of service to current customers and service to a new customer are expected to contribute base revenue of $1.8 million in 2012 and an additional $0.4 million in 2013. Cleco Power’s expectations and projections regarding retail sales are dependent upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power’s service area. For more information, see “Cautionary Note Regarding Forward-Looking Statements.”

Other issues facing the electric utility industry that could affect sales include:

•	imposition of federal and/or state renewable portfolio standards,

•	imposition of energy efficiency mandates,

•	legislative and regulatory changes,

•	increases in environmental regulations and compliance costs,

•
cost of power impacted by the price movement of natural gas, the addition of solid-fuel plants which could increase or decrease costs depending on environmental regulations and commodity costs, and the addition of new generation capacity,

•	increase in capital and operations and maintenance costs due to higher construction and labor costs,

•	changes in electric rates compared to customers’ ability to pay,

•	access to transmission systems,

•	need for additional transmission capacity for reliability purposes,

•	changes in the credit markets and global economy, and

•	implementation of automated metering initiatives or advanced metering technologies.

For more information on energy legislation in regulatory matters that could affect Cleco, see “— Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets.”
Cleco Power’s revenues and earnings also are substantially affected by regulatory proceedings known as rate cases. During those cases, the LPSC and FERC determine Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its customers through the rates charged for electric service. These proceedings may examine, among other things, the prudence of Cleco Power’s operation and maintenance practices, level of subject expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC has the authority to disallow costs found not to have been prudently incurred. These regulatory proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or reducing rates. Rate cases generally have long timelines, which may be limited by statute. Decisions are typically subject to appeal, leading to additional uncertainty.

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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

cost of the facilities in service, the time the facilities were placed in service, and the estimated useful life of the facilities. Taxes other than income taxes generally include payroll taxes and ad valorem taxes. Cleco Power anticipates certain non-fuel cost recovery expenses to be higher in 2012 compared to 2011. These expenses include higher depreciation expense, higher generation expenses, and higher taxes other than income taxes. In addition, Cleco Power expects its postretirement benefit expenses to be affected by changes in discount rates, actual returns on plan assets, level of benefits provided and actuarial assumptions used in the calculations.

Cleco Power’s Results of Operations — Year ended December 31, 2011, Compared to Year ended December 31, 2010
	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue
Base	$605,024	$592,676	$12,348	2.1%
Fuel cost recovery	446,932	493,426	(46,494)	(9.4)%
Electric customer credits	(6,811)	(9,596)	2,785	29.0%
Other operations	50,948	42,578	8,370	19.7%
Affiliate revenue	1,389	1,371	18	1.3%
Total operating revenue	1,097,482	1,120,455	(22,973)	(2.1)%
Operating expenses
Fuel used for electric generation – recoverable	379,771	355,425	(24,346)	(6.8)%
Power purchased for utility customers – recoverable	67,167	138,051	70,884	51.3%
Non-recoverable fuel and power purchased	4,214	11,938	7,724	64.7%
Other operations	119,553	111,966	(7,587)	(6.8)%
Maintenance	74,603	72,048	(2,555)	(3.5)%
Depreciation	112,846	105,586	(7,260)	(6.9)%
Taxes other than income taxes	32,157	32,744	587	1.8%
(Gain) loss on sales of assets	(9)	47	56	119.1%
Total operating expenses	790,302	827,805	37,503	4.5%
Operating income	$307,180	$292,650	$14,530	5.0%
Allowance for other funds used during construction	$4,947	$12,413	$(7,466)	(60.1)%
Other income	$3,163	$2,007	$1,156	57.6%
Interest charges	$97,090	$78,731	$(18,359)	(23.3)%
Federal and state income taxes	$69,409	$75,107	$5,698	7.6%
Net income	$142,835	$147,405	$(4,570)	(3.1)%

Cleco Power’s net income for 2011 decreased $4.6 million, or 3.1%, compared to 2010. Contributing factors include:

•	higher interest charges,

•	higher other operations and maintenance expenses,

•	lower allowance for other funds used during construction, and

•	higher depreciation expense.

These were partially offset by:

•	higher base revenue,

•	higher other operations revenue,

•	lower non-recoverable fuel and power purchased,

•	lower electric customer credits, and

•	lower effective income tax rate.

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(MILLION kWh)	2011	2010	(UNFAVORABLE)
Electric sales
Residential	3,877	3,978	(2.5)%
Commercial	2,650	2,605	1.7%
Industrial	2,366	2,271	4.2%
Other retail	134	138	(2.9)%
Total retail	9,027	8,992	0.4%
Sales for resale	1,888	1,983	(4.8)%
Unbilled	(139)	46	(402.2)%
Total retail and wholesale customer sales	10,776	11,021	(2.2)%

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(THOUSANDS)	2011	2010	(UNFAVORABLE)
Electric sales
Residential	$294,076	$271,781	8.2%
Commercial	179,786	160,039	12.3%
Industrial	85,965	78,158	10.0%
Other retail	9,815	9,186	6.8%
Surcharge	10,695	8,888	20.3%
Other	(6,426)	(6,005)	(7.0)%
Total retail	573,911	522,047	9.9%
Sales for resale	45,633	47,954	(4.8)%
Unbilled	(14,520)	22,675	(164.0)%
Total retail and wholesale customer sales	$605,024	$592,676	2.1%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

			FOR THE YEAR ENDED DECEMBER 31,
				2011 CHANGE
	2011	2010	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	3,255	3,150	2,689	3.3%	21.0%
Heating degree-days	1,510	1,967	1,620	(23.2)%	(6.8)%

Base
Base revenue increased $12.3 million, or 2.1%, during 2011 compared to 2010 primarily due to the base rate increase that became effective in February 2010, which included Madison Unit 3 and the investment in Acadia Unit 1. Also included in base revenue were amounts related to the completed portions of the Acadiana Load Pocket transmission project. Partially offsetting these increases were lower kWh electric sales, primarily related to milder winter weather in 2011.
Cleco Power expects new industrial load to be added during 2012 and 2013, principally driven by expected development of Haynesville shale recently discovered in Northwestern Louisiana. In addition, Cleco Power also

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

expects to begin providing service to expansions of current customers’ operations, as well as service to a new customer. These expansions of service to current customers and service to a new customer are expected to contribute base revenue of $1.8 million in 2012 and an additional $0.4 million in 2013. Cleco Power also anticipates an additional $3.9 million of base revenue in 2012 associated with the completed portions of the Acadiana Load Pocket transmission project. In January 2012, Cleco Power signed a new 10-year wholesale power contract with service to begin in April 2014 pending LPSC approval. The contract is expected to grow Cleco Power’s load by more than 20%. For information on other effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “— Significant Factors Affecting Cleco Power” and Part I, Item 1A, “Risk Factors — Future Electricity Sales.”

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during 2011 compared to 2010 decreased $46.5 million, or 9.4%, primarily due to decreases in the per-unit costs of fuel used for electric generation and power purchased for utility customers, and lower volumes of power purchased for utility customers. Partially offsetting the decrease were higher volumes of fuel used for electric generation and lower volumes of power purchased, primarily due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1 during 2010.

Electric Customer Credits
Electric customer credits decreased $2.8 million, or 29.0%, in 2011 compared to 2010 as a result of a lower estimated accrual for a rate refund. For more information on the accrual of electric customer credits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $8.4 million, or 19.7%, in 2011 compared to 2010, primarily due to a $4.1 million gain on the sale of Cleco Power’s fuel oil supply, $2.5 million of higher mineral lease payments, $0.7 million of higher transmission revenue, $0.7 million related to the absence of net unfavorable results relating to economic hedge transactions associated with fixed-price power that was provided to a wholesale customer, and $0.4 million of higher customer fees.

Operating Expenses
Operating expenses decreased $37.5 million, or 4.5%, in 2011 compared to 2010. Fuel used for electric generation (recoverable) increased $24.3 million, or 6.8%, primarily due to higher volumes of fuel used as compared to 2010. Partially offsetting this increase were lower per unit costs of fuel used for electric generation. Power purchased for utility customers (recoverable) decreased $70.9 million, or 51.3%, largely due to lower volumes and lower per-unit costs of purchased power. Lower volumes of power purchased were primarily due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission. However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. Non-recoverable fuel and power purchased decreased $7.7 million, or 64.7%, primarily due to the absence of non-recoverable expenses related to fixed-price power that was provided to a wholesale customer during 2010 and lower capacity payments made during 2011. Other operations expense increased $7.6 million, or 6.8%, primarily due to higher generating station, transmission, and distribution expenses and higher employee benefit costs and administrative expenses. Partially offsetting these increases were lower professional fees. Maintenance expenses increased $2.6 million, or 3.5%, during 2011 compared to 2010 primarily due to higher generating station and distribution maintenance work performed during 2011. Other operations and maintenance expenses were impacted during 2011 as a result of Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1. Depreciation expense increased $7.3 million, or 6.9%, largely due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction decreased $7.5 million, or 60.1%, during 2011 compared to 2010 primarily due to the cessation of AFUDC accruals related to the completion of construction activity at Madison Unit 3.

Other Income
Other income increased $1.2 million, or 57.6%, during 2011 compared to 2010 primarily due to higher royalty payments and higher revenue from mutual assistance to other utilities for restoration efforts.

Interest Charges
Interest charges increased $18.4 million, or 23.3%, during 2011 compared to 2010 primarily due to $13.3 million related to the November 2010 issuance of $250.0 million of senior notes, $8.9 million related to uncertain tax positions, and $2.8 million of lower interest charges capitalized in 2011 compared to 2010 associated with Madison Unit 3. Partially offsetting this increase was $3.3 million from the repayment of insured quarterly notes and a bank term loan in October 2010 and November 2010, respectively, and $3.3 million of other miscellaneous interest charges.

Income Taxes
Federal and state income taxes decreased $5.7 million, or 7.6%, during 2011 compared to 2010, primarily due to a decrease in pre-tax income excluding AFUDC equity. The effective income tax rate is different than the federal statutory rate due to state tax expense.

MIDSTREAM

Significant Factors Affecting Midstream

Earnings are primarily affected by the following factors:
Midstream’s earnings were derived in 2011 primarily from the Evangeline 2010 Tolling Agreement and, prior to April 29, 2011, from its 50% indirect interest in Acadia, which derived its revenue from energy sales. On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana. In 2011, Acadia’s revenues were primarily derived from a short-term capacity agreement with Entergy Louisiana. The expiration of the Evangeline 2010 Tolling Agreement was December 31, 2011, (with a JPMVEC option to extend one year). JPMVEC did not exercise the option to extend the tolling agreement and as a result, Coughlin’s capacity and

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

energy became available to Midstream beginning January 1, 2012. Evangeline was one of the successful bidders in Cleco Power’s RFP for short-term 2012 resources beginning January 1, 2012, and currently is providing 250 MW of capacity and energy to Cleco Power under a tolling agreement through April 30, 2012. In addition to Cleco Power’s RFP referenced above, in December 2011, Evangeline was also notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power RFP for contractual resources to meet CSAPR beginning in 2012. The proposal was for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and has been submitted to the LPSC and FERC for approval. Currently, Midstream is marketing Coughlin’s capacity for periods beginning after April 30, 2015 and is evaluating various options to optimize Coughlin’s value. For more information, see “— Financial Condition — Regulatory and Other Matters — Generation RFP.”
The Evangeline 2010 Tolling Agreement was accounted for as an executory contract and revenue under this agreement was reflected in operating revenue. Evangeline’s 2011 revenue was recognized in the following manner:

•	15% in the first quarter,

•	22% in the second quarter,

•	48% in the third quarter, and

•	15% in the fourth quarter.

Evangeline’s 2012 revenue is expected to be recognized in the following manner:

•	5% in the first quarter,

•	32% in the second quarter,

•	49% in the third quarter, and

•	14% in the fourth quarter.

For more information on recognition of revenue from the Evangeline 2010 Tolling Agreement, see “— Critical Accounting Policies — Midstream” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Revenue and Fuel Costs — Evangeline” and “— Note 17 — Evangeline Transactions.”
For more information on the factors affecting Midstream, see Part I, Item 1A, “Risk Factors — Midstream Generation Facility.”

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

Other Factors Affecting Midstream

Evangeline
In accordance with the authoritative guidance on consolidations, Cleco reported its investment in Evangeline on the equity method of accounting and reflected Evangeline’s net operating results in the equity income (loss) from investees’ line during 2009. Effective January 1, 2010, the requirements for consolidation changed. On and after January 1, 2010, Evangeline’s assets, liabilities, revenues, expenses, and cash flows were presented in the corresponding line items of the consolidated financial statements. For more information, see “— Critical Accounting Policies.” For more information on the consolidation guidelines, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities.” On February 22, 2010, Evangeline and JPMVEC terminated the Evangeline Tolling Agreement and executed the Evangeline 2010 Tolling Agreement. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Evangeline Transactions.”

Midstream’s Results of Operations — Year ended December 31, 2011, Compared to Year ended December 31, 2010
	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue
Tolling operations	$19,004	$26,067	$(7,063)	(27.1)%
Other operations	9	3	6	200.0%
Affiliate revenue	45	960	(915)	(95.3)%
Total operating revenue	19,058	27,030	(7,972)	(29.5)%
Operating expenses
Other operations	8,408	8,082	(326)	(4.0)%
Maintenance	7,204	8,868	1,664	18.8%
Depreciation	5,872	5,779	(93)	(1.6)%
Taxes other than income taxes	2,399	342	(2,057)	(601.5)%
Loss on sales of assets	404	387	(17)	(4.4)%
Total operating expenses	24,287	23,458	(829)	(3.5)%
Operating (loss) income	$(5,229)	$3,572	$(8,801)	(246.4)%
Equity income from investees, before tax	$62,053	$38,848	$23,205	59.7%
Gain on toll settlement	$—	$148,402	$(148,402)	(100.0)%
Interest charges	$(28,996)	$7,140	$36,136	506.1%
Federal and state income tax expense	$44,637	$71,255	$26,618	37.4%
Net income	$42,792	$114,467	$(71,675)	(62.6)%

Factors affecting Midstream during 2011 are described below.

Operating Revenue
Operating revenue decreased $8.0 million, or 29.5%, in 2011 compared to 2010, largely as a result of lower tolling revenue resulting from the Evangeline restructuring and pricing of the Evangeline 2010 Tolling Agreement. Affiliate revenue decreased $0.9 million, or 95.3%, in 2011 compared to 2010 primarily due to a decrease in services provided by Generation Services employees who were transferred to Cleco Power during 2010 as a result of Cleco Power’s acquisition of Acadia Unit 1.

Operating Expenses
Maintenance expenses decreased $1.7 million, or 18.8%, in 2011 compared to 2010, largely as a result of lower turbine maintenance expenses at Evangeline. Taxes other than

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

income taxes increased $2.1 million, or 601.5%, primarily due to higher property taxes at Evangeline as a result of the expiration of a 10-year property tax exemption. For more information on Evangeline, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities — Consolidated VIEs — Evangeline.”

Equity Income from Investees
Equity income from investees increased $23.2 million, or 59.7%, in 2011 compared to 2010 primarily due to increased equity earnings at APH primarily from the recognition of a $62.0 million gain from the disposition of Acadia Unit 2 and Acadia Power Station’s remaining common facilities to Entergy Louisiana. Partially offsetting this increase was the absence of the gain from Cleco Power’s acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities during 2010. For more information on the Acadia Unit 1 and 2 transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Acadia Transactions.”

Gain on Toll Settlement
Gain on toll settlement was $148.4 million in 2010 due to transactions related to the termination of the Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Evangeline Transactions.”

Interest Charges
Interest charges decreased $36.1 million, or 506.1%, during 2011 compared to 2010 largely as a result of an IRS settlement at Evangeline and the retirement of Evangeline’s debt in 2010. For more information on the IRS settlement, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Income Taxes.”

Income Taxes
Federal and state income taxes decreased $26.6 million, or 37.4%, during 2011 compared to 2010, primarily due to a decrease in pre-tax income, partially offset by adjustments related to the settlement of the 2001 through 2003 IRS audit. The effective income tax rate is different than the federal statutory rate primarily due to prior year adjustments related to the settlement of the 2001 through 2003 IRS audit and state tax expense.

Cleco Consolidated Results of Operations — Year ended December 31, 2010, Compared to Year ended December 31, 2009
		FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue, net	$1,148,666	$853,758	$294,908	34.5%
Operating expenses	853,325	746,949	(106,376)	(14.2)%
Operating income	$295,341	$106,809	$188,532	176.5%
Interest income	$409	$1,512	$(1,103)	(72.9)%
Allowance for other funds used during construction	$12,413	$73,269	$(60,856)	(83.1)%
Equity income (loss) from investees, before tax	$38,849	$(17,423)	$56,272	323.0%
Gain on toll settlement	$148,402	$—	$148,402	—
Other expense	$(6,991)	$(2,807)	$(4,184)	(149.1)%
Interest charges	$95,776	$51,055	$(44,721)	(87.6)%
Federal and state income taxes	$142,498	$9,579	$(132,919)	*
Net income applicable to common stock	$255,345	$106,261	$149,084	140.3%
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
Gain on toll settlement was $148.4 million in 2010 due to transactions related to the termination of the existing Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Evangeline Transactions.”
Other expense increased $4.2 million, or 149.1%, in 2010 compared to 2009 primarily due to the amortization of a plant

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

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

Cleco Power’s Results of Operations — Year ended December 31, 2010, Compared to Year ended December 31, 2009
	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue
Base	$592,676	$355,091	$237,585	66.9%
Fuel cost recovery	493,426	453,555	39,871	8.8%
Electric customer credits	(9,596)	—	(9,596)	—
Other operations	42,578	33,558	9,020	26.9%
Affiliate revenue	1,371	1,395	(24)	(1.7)%
Total operating revenue	1,120,455	843,599	276,856	32.8%
Operating expenses
Fuel used for electric generation – recoverable	355,425	253,911	(101,514)	(40.0)%
Power purchased for utility customers – recoverable	138,051	199,619	61,568	30.8%
Non-recoverable fuel and power purchased	11,938	24,832	12,894	51.9%
Other operations	111,966	99,704	(12,262)	(12.3)%
Maintenance	72,048	47,179	(24,869)	(52.7)%
Depreciation	105,586	77,064	(28,522)	(37.0)%
Taxes other than income taxes	32,744	29,758	(2,986)	(10.0)%
Loss on sales of assets	47	70	23	32.9%
Total operating expenses	827,805	732,137	(95,668)	(13.1)%
Operating income	$292,650	$111,462	$181,188	162.6%
Interest income	$379	$1,449	$(1,070)	(73.8)%
Allowance for other funds used during construction	$12,413	$73,269	$(60,856)	(83.1)%
Other expense	$(6,206)	$(3,525)	$(2,681)	(76.1)%
Interest charges	$78,731	$58,562	$(20,169)	(34.4)%
Federal and state income taxes	$75,107	$15,297	$(59,810)	(391.0)%
Net income	$147,405	$111,166	$36,239	32.6%

Cleco Power’s net income for 2010 increased $36.2 million, or 32.6%, compared to 2009. Contributing factors include:

•	higher base revenue,

•	lower non-recoverable fuel and power purchased, and

•	higher other operations revenue.

These were partially offset by:

•	lower allowance for other funds used during construction,

•	higher other operations and maintenance expenses,

•	higher interest charges,

•	higher electric customer credits,

•	higher taxes other than income taxes,

•	higher other expense,

•	lower interest income, and

•	higher effective income tax rate.

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(MILLION kWh)	2010	2009	(UNFAVORABLE)
Electric sales
Residential	3,978	3,637	9.4%
Commercial	2,605	2,484	4.9%
Industrial	2,271	2,232	1.7%
Other retail	138	136	1.5%
Total retail	8,992	8,489	5.9%
Sales for resale	1,983	1,390	42.7%
Unbilled	46	60	(23.3)%
Total retail and wholesale customer sales	11,021	9,939	10.9%

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(THOUSANDS)	2010	2009	(UNFAVORABLE)
Electric sales
Residential	$271,781	$157,672	72.4%
Commercial	160,039	95,453	67.7%
Industrial	78,158	50,957	53.4%
Other retail	9,186	5,715	60.7%
Storm surcharge	8,888	19,661	(54.8)%
Other	(6,005)	—	—
Total retail	522,047	329,458	58.5%
Sales for resale	47,954	23,371	105.2%
Unbilled	22,675	2,262	902.4%
Total retail and wholesale customer sales	$592,676	$355,091	66.9%

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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

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

Electric Customer Credits
Electric customer credits increased $9.6 million in 2010 compared to 2009 as a result of recording an estimated accrual for a rate refund based on actual results for the 12 months ended September 30, 2010. Beginning in 2011, potential refunds are based on results for the 12-month period ended June 30. For more information on the accrual for electric customer credits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Electric Customer Credits.”

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

Operating Expenses
Operating expenses increased $95.7 million, or 13.1%, in 2010 compared to 2009. Fuel used for electric generation (recoverable) increased $101.5 million, or 40.0%, primarily due to higher volumes of fuel used as compared to 2009. Partially offsetting this increase were lower per-unit costs of fuel used for electric generation. Power purchased for utility customers (recoverable) decreased $61.6 million, or 30.8%, largely due to lower volumes of purchased power. Partially offsetting this decrease were higher per-unit costs of purchased power. Lower volumes of power purchased were the result of the commencement of commercial operations of Madison Unit 3 and the acquisition of Acadia Unit 1. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission. However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. Non-recoverable fuel and power purchased decreased $12.9 million, or 51.9%, primarily due to the commencement of commercial operations of Madison Unit 3 and the acquisition of Acadia Unit 1, which resulted in less capacity purchased from third parties. Other operations expense increased $12.3 million, or 12.3%, primarily due to higher transmission and generating station expenses, higher customer service expenses, and higher professional fees. Partially offsetting these increases was lower general liability expense. Maintenance expenses increased $24.9 million, or 52.7%, during 2010 compared to 2009 primarily due to higher generating station maintenance work performed during 2010. Other operations and maintenance expenses include the impact of Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1. Depreciation expense increased $28.5 million, or 37.0%, largely due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1. Taxes other than income taxes increased $3.0 million, or 10.0%, primarily due to higher payroll taxes and state franchise taxes.

Interest Income
Interest income decreased $1.1 million, or 73.8%, during 2010 compared to 2009 primarily due to the absence of interest income related to deferred tree trimming costs. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities — Tree Trimming Costs.”

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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Midstream’s Results of Operations — Year ended December 31, 2010, Compared to Year ended December 31, 2009
	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2010	2009	VARIANCE	CHANGE
Operating revenue
Tolling operations	$26,067	$—	$26,067	—
Other operations	3	1	2	200.0%
Affiliate revenue	960	8,748	(7,788)	(89.0)%
Total operating revenue	27,030	8,749	18,281	208.9%
Operating expenses
Other operations	8,082	6,292	(1,790)	(28.4)%
Maintenance	8,868	3,887	(4,981)	(128.1)%
Depreciation	5,779	177	(5,602)	*
Taxes other than income taxes	342	403	61	15.1%
Loss on sales of assets	387	5	(382)	*
Total operating expenses	23,458	10,764	(12,694)	(117.9)%
Operating income (loss)	3,572	(2,015)	5,587	277.3%
Equity income (loss) from investees, before tax	$38,848	$(19,339)	$58,187	300.9%
Gain on toll settlement	$148,402	$—	$148,402	—
Other income	$2,071	$37	$2,034	*
Federal and state income tax expense (benefit)	$71,255	$(11,027)	$(82,282)	(746.2)%
Net income (loss)	$114,467	$(17,730)	$132,197	745.6%
* Not meaningful

Factors affecting Midstream during 2010 are described below.

Operating Revenue
Operating revenue increased $18.3 million, or 208.9%, in 2010 compared to 2009 largely as a result of the accounting treatment of tolling operations revenue at Evangeline. As a result of Evangeline’s reconsolidation with Cleco, Evangeline’s $26.1 million of revenue for 2010 is reflected in tolling operations revenue. Evangeline’s revenue of $59.9 million for 2009 was reported in equity income from investees. This $33.8 million decrease in Evangeline’s revenue was primarily due to lower tolling revenue resulting from the Evangeline restructuring and the pricing of the Evangeline 2010 Tolling Agreement. Affiliate revenue decreased $7.8 million, or 89.0%, in 2010 compared to 2009 primarily due to affiliate transactions with Evangeline now being eliminated as a result of Evangeline’s reconsolidation with Cleco and Generation Services’ employees who were transferred to Cleco Power as a result of the acquisition of Acadia Unit 1. For more information on Evangeline, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities — Consolidated VIEs — Evangeline.”

Operating Expenses
Operating expenses increased $12.7 million, or 117.9%, in 2010 compared to 2009 primarily as a result of the reconsolidation of Evangeline with Cleco. Evangeline’s operating expenses of $20.9 million for 2010 are included in the table above in total operating expenses. Evangeline’s operating expenses of $33.3 million for 2009 were reported in equity income from investees. The $12.4 million decrease in Evangeline’s operating expenses was primarily due to lower maintenance expenses resulting from the absence of a 2009 outage. For more information on Evangeline, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities — Consolidated VIEs — Evangeline.”

Equity Income from Investees
Equity income from investees increased $58.2 million, or 300.9%, in 2010 compared to 2009 primarily due to increased equity earnings at APH primarily from the recognition of a $41.0 million gain from Cleco Power’s acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities. Also contributing to the increase was the absence of 2009 equity losses from Evangeline and the subsequent change in method of accounting for Evangeline effective January 1, 2010. For more information on Cleco Power’s acquisition of Acadia Unit 1, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Acadia Transactions — Acadia Unit 1.”

Gain on Toll Settlement
Gain on toll settlement was $148.4 million in 2010 due to transactions related to the termination of the Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Evangeline Transactions.”

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

CLECO POWER LLC — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2011, and the year ended December 31, 2010, see “Results of Operations — Cleco Power’s Results of Operations — Year ended December 31, 2011, Compared to Year ended December 31, 2010.”
For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2010, and the year ended December 31, 2009, see “Results of Operations — Cleco Power’s Results of Operations — Year ended December 31, 2010, Compared to Year ended December 31, 2009.”
The narrative analyses referenced above should be read in combination with Cleco Power’s Financial Statements and the Notes contained in this Form 10-K.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CRITICAL ACCOUNTING POLICIES

Cleco’s critical accounting policies include those accounting policies that are both important to Cleco’s financial condition and results of operations and those that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation’s segments or to Cleco as a consolidated entity. The financial statements contained in this report are prepared in accordance with GAAP, which require Cleco to make estimates and assumptions. Estimates and assumptions about future events and their effects cannot be made with certainty. Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment. Actual results may differ significantly from these estimates under different assumptions or conditions. For more information on Cleco’s accounting policies, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies.”
Cleco believes that the following are the most significant critical accounting policies:

•
Cleco accounts for pension and other postretirement benefits under applicable GAAP. To determine assets, liabilities, income, and expense relating to pension and other postretirement benefits, management must make assumptions about future trends. Assumptions and estimates include, but are not limited to, discount rate, expected return on plan assets, future rate of compensation increases, and medical inflation trend rates. These assumptions are reviewed and updated on an annual basis. Changes in the rates from year to year and newly enacted laws could have a material effect on Cleco’s financial condition and results of operations by changing the recorded assets, liabilities, income, expense, or required funding of the pension plan obligation. One component of pension expense is the expected return on plan assets. It is an assumed percentage return on the market-related value of plan assets. The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. The 2011 return on plan assets was 8.7% compared to an expected long-term return of 7.8%. For 2010, the return on plan assets was 13.6% compared to an expected long-term return of 7.8%. For the calculation of the 2012 periodic expense, Cleco is lowering the expected long-term return on plan assets to 6.61%. This decrease was caused by a shift in investment policies from equity investments to fixed income investments. The decrease is expected to increase expense by $3.7 million.

Historically, Cleco used the Citigroup Pension Liability Index, adjusted for differences in cash flows, in determining the discount rate applied to its pension plans. For the December 31, 2011 measurement of liabilities, management ceased using the Citigroup Pension Liability Index because the index’s cash flows were not similar to those of Cleco’s pension plans. Instead, Cleco began using a theoretical bond portfolio in order to calculate the discount rate as it is more representative of Cleco’s expected cash outflows. As a result of the annual review of assumptions, the discount rate decreased from 5.43% to 5.08%.
A change in the assumed discount rate creates a deferred actuarial gain or loss. Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created. When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created. Actuarial gains and losses also are created when actual results, such as compensation increases, differ from assumptions. Deferred actuarial gains and losses are recorded as a regulatory asset or liability. The net of the deferred gains and losses is amortized to pension expense over the average service life of the remaining plan participants, 11.3 years for Cleco’s plan, when it exceeds certain thresholds. This approach to amortization of gains and losses has the effect of reducing the volatility of pension expense attributable to investment returns. Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.
The decrease in the discount rate is expected to increase pension expense by $1.7 million in 2012 compared to 2011. Since the assumption is evaluated yearly, the increase may not extend past 2012.
Cleco Power made a $60.0 million contribution to the pension plan during 2011 as compared to a $5.0 million required contribution to the pension plan in 2010. During 2009, Cleco Power made a discretionary contribution of $18.8 million to the pension plan. The $60.0 million contribution in 2011 was primarily a pre-funding of expected minimum contributions through 2014. Based on current funding assumptions, management estimates future pension contributions of $33.7 million through 2016, none of which is required in 2012. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Future required contributions are driven by liability funding target percentages set by law which could cause the required contributions to change from year to year. The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Adverse changes in assumptions, or adverse actual events could cause additional minimum contributions.
In March 2010, the President signed the PPACA, a comprehensive health care law. The PPACA contained an excise tax beginning in 2018 on health care benefits that exceeded certain dollar limits. If a company sponsors a postretirement medical plan and

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

it expects to be required to pay the excise tax starting in 2018, it must reflect the effects of the tax liability and expense currently as a part of its normal accounting for postretirement benefits. Cleco’s assumption, based upon the ability to blend post-65 and pre-65 retiree benefits is that it will not be required to pay the tax starting in 2018. If the assumption is incorrect, Cleco expects an increase in the post-retiree medical liability of approximately $3.3 million and the related increase in expense of $1.0 million.
For more information on pension and other postretirement benefits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Pension Plan and Employee Benefits.”

•
Income tax expense and related balance sheet amounts are comprised of a “current” portion and a “deferred” portion. The current portion represents Cleco’s estimate of the income taxes payable or receivable for the current year. The deferred portion represents Cleco’s estimate of the future income tax effects of events that have been recognized in the financial statements or income tax returns in the current or prior years. Cleco makes assumptions and estimates when it records income taxes, such as its ability to deduct items on its tax returns, the timing of the deduction, and the effect of regulation by the LPSC on income taxes. Cleco’s income tax expense and related assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities. The actual results may differ from the estimated results based on these assumptions and may have a material effect on Cleco’s results of operations. For more information about Cleco Corporation’s income taxes, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Income Taxes.”

The provisions of the authoritative guidance relating to uncertain tax positions require management to estimate the reliability of positions taken on tax returns. These estimates could differ significantly from the ultimate outcome. For more information on income taxes, see Item 8, “Financial Statements and Supplemental Data — Notes to the Financial Statements — Note 9 — Income Taxes.”

•
Cleco Corporation consolidates entities as required by GAAP. Generally, a parent consolidates entities in which it controls, either directly or indirectly, the majority of the voting interest. Additionally, a parent could be required to consolidate an entity in which it does not control a majority voting interest if the subsidiary is a variable interest entity and meets certain criteria making the parent the primary beneficiary of an entity. An entity is a variable interest entity if it lacks the ability to finance its activities without support from other parties; if its owners lack controlling financial interest in the entity; or if the entity either conducts substantially all of its activities with or on behalf of an investor or if voting rights are disproportional to risks and rewards. While consolidation or the equity method of accounting will not affect net income applicable to common shareholders, it may affect specific line items within the income statement, such as revenue, specific expense line items, and income from equity investees. Consolidation or the equity method of accounting of an entity will affect specific balance sheet items such as property, plant, and equipment, and long-term debt, which will cause changes in total assets and total liabilities. Shareholders’ equity should not be affected by consolidation or the equity method of accounting of entities. Effective January 1, 2010, the requirements for consolidation changed, requiring Cleco Corporation to consolidate three wholly owned subsidiaries that had been accounted for using the equity method. Prior to January 1, 2010, Perryville, Attala, and Evangeline were presented in the consolidated financial statements as follows;

◦	all entities’ results of operations before taxes as one line item on the consolidated statements of income entitled equity income (loss) from investees,

◦	all entities’ assets and liabilities on the consolidated balance sheets as one line item entitled equity investment in investees, and

◦	all entities’ cash flows in the consolidated statement of cash flows as return on equity investment in investee, return of equity investment in investee and equity investment in investee.

On and after January 1, 2010, all entities’ assets, liabilities, revenues, expenses and cash flows are presented on the corresponding line items of the consolidated financial statements. Cleco has chosen to implement the consolidation prospectively and not retrospectively, therefore the consolidation was not carried back to comparative prior periods in financial statements issued after implementation. For more information on Perryville, Attala and Evangeline, see Item 8, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — Recent Authoritative Guidance” and Note 12 — “Variable Interest Entities.”

•
Part of the compensation employees and directors receive is in the form of equity instruments. The instruments may take the form of restricted stock, stock options, stock equivalent units, or other types of equity instruments as described in the compensatory plans. Cleco recognizes equity compensation at the grant date fair value for instruments settled in equity and reporting date fair value for equity compensation settled in cash. Estimates used in the calculation require management judgments and could cause volatility in earnings. For more information on stock-based compensation, see Item 8, “Financial Statements and Supplemental Data — Notes to the Financial Statements — Note 7 — Common and Preferred Stock — Common Stock — Stock-Based Compensation.”

Cleco Power
Cleco Power’s prices are regulated by the LPSC and FERC. By determining what costs can be recovered by Cleco Power through the price it charges its customers, regulatory assets and liabilities are recognized. Future changes made by the regulatory bodies could have a material impact on the

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

operations and financial condition of Cleco Power. Three areas that could be materially impacted by future actions of regulators are:

•
The LPSC determines the ability of Cleco Power to recover prudent costs incurred in developing long-lived assets. If the LPSC were to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss. At December 31, 2011, the carrying value of Cleco Power’s long-lived assets was $2.56 billion. Currently, Cleco Power has concluded that none of its long-lived assets are impaired.

•
Cleco Power has concluded it is probable that regulatory assets can be recovered from ratepayers in future rates. At December 31, 2011, Cleco Power had $458.7 million in regulatory assets, net of regulatory liabilities. Actions by the LPSC could limit the recovery of these regulatory assets, causing Cleco Power to record a loss on some or all of the regulatory assets. For more information on the LPSC and regulatory assets, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Regulation,” Note 3 — “Regulatory Assets and Liabilities,” and “— Financial Condition — Regulatory and Other Matters — Lignite Deferral.”

•
The LPSC determines the amount and type of fuel and purchased power costs that Cleco Power can charge customers through the fuel adjustment clause. Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue. For the years ended December 31, 2011, 2010, and 2009, Cleco Power reported fuel revenue of $446.9 million, $493.4 million, and $453.6 million, respectively.

During 2011, Cleco Power entered into two derivative instruments designated as cash flow hedges, one treasury rate lock and one forward starting interest rate swap. Also, during 2011, Cleco Power entered into a treasury rate lock extension which did not qualify for hedge accounting. The treasury rate locks were settled during the fourth quarter of 2011 for a combined loss of $26.7 million. At December 31, 2011, Cleco Power recorded $22.3 million in other comprehensive income and deferred $4.4 million of losses and ineffectiveness as a regulatory asset related to the settlement of the two treasury rate locks. As a result of management’s assessment that it is probable that the losses and ineffectiveness will be recovered through the rate-making process, Cleco Power will amortize the regulatory asset over the 30-year term of the related debt. The amount recorded in other comprehensive income will also be amortized as interest expense over the 30-year term of the related debt issuance. Of the $26.7 million loss, $8.1 million is related to interest payments on a forecasted $50.0 million debt issuance that will be issued on or before May 2013. If management determines that the forecasted future interest payments will not occur and the LPSC determines the costs were imprudent, then the $8.1 million settled loss and any gain or loss on the forward starting swap will be required to be recognized in income immediately. For more information on these interest rate derivatives, see Item 8, “Financial

Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — “Fair Value Accounting — Interest Rate Derivatives — Treasury Rate Locks" and "— Forward Starting Interest Rate Swap.”

Midstream
Generally, Midstream is most affected by market conditions and changes in contract counterparty credit ratings and financial condition. The most important are:

•
Certain triggering events could cause Midstream to determine that its long-lived assets may be impaired according to applicable accounting guidance. Triggering events which apply to long-lived assets include, but are not limited to, a significant decrease in the market value of long-lived assets, a significant change in legal factors, such as adverse changes in environmental laws, or a current operating or cash flow loss combined with a projection of continued losses in the future. Any impairment calculated is subject to many assumptions and estimations. Management must make assumptions about expected future cash flows, long-term interest rates, estimates about the probability of the occurrence of future events, and estimates of market value of assets without a readily observable market price. Differences between the estimate made at a particular balance sheet date and actual events could cause material adjustments to an impairment charge. In February 2010, a triggering event occurred at Evangeline when the long-term Evangeline Tolling Agreement was terminated. An impairment charge was not recorded since the undiscounted expected future net cash flows exceeded the carrying value of Evangeline’s property, plant, and equipment. Due to the lack of a long-term agreement, the expected future net cash flows of Evangeline are subject to an increased potential for variability as compared to prior years. Consequently, future impairment tests could occur more frequently and might result in an impairment charge. At December 31, 2011, Midstream had $183.1 million in long-lived assets. For more information on the Evangeline transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Evangeline Transactions.”

•
At December 31, 2011, Midstream had $29.4 million in indemnification liabilities related to the Acadia Unit 1 and Acadia Unit 2 transactions. The indemnification liabilities contain management’s assumptions and estimates concerning the amount, timing, and probability of potential payments. If those assumptions and estimates do not reflect actual results, then certain triggering events could cause Midstream to make payments in excess of the liability, which could result in additional expenses. For more information regarding these transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees."

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s or Cleco Power’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco and Cleco Power, management believes that Cleco and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Corporation and Cleco Power at December 31, 2011:

SENIOR UNSECURED DEBT
	MOODY’S	STANDARD & POOR’S
Cleco Corporation	Baa3	BBB-
Cleco Power	Baa2	BBB

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
At December 31, 2011, Moody’s and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable. Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to post additional fees and incur higher interest rates under their bank credit agreements. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s or Moody’s, Cleco Power would be required to post additional collateral for derivatives.
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

Cash Generation and Cash Requirements

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash consisted of:

	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Diversified Lands’ mitigation escrow	$97	$97
Cleco Katrina/Rita’s storm recovery bonds	8,761	8,822
Cleco Power’s future storm restoration costs	24,876	25,992
Cleco Power’s renewable energy grant	381	—
Cleco Power’s GO Zone bonds	—	6,137
Cleco Power’s NOx allowance escrow	1,713	—
Total restricted cash	$35,828	$41,048

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of operating expenses, interest, and principal on storm recovery bonds. During 2011, Cleco Katrina/Rita collected $19.7 million net of operating expenses. In March and September 2011, Cleco Katrina/Rita used $6.3 million and $6.0 million, respectively for scheduled storm recovery bond principal payments and $3.8 million and $3.7 million, respectively for related interest. In 2011, Cleco Power received a $0.6 million renewable energy grant from the Louisiana Department of Natural Resources.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

At December 31, 2011, and 2010, Midstream had no restricted cash.

Debt

Cleco Consolidated
Cleco had no short-term debt outstanding at December 31, 2011, compared to $150.0 million outstanding at December 31, 2010. Cleco’s short-term debt outstanding at December 31, 2010, was a bank term loan entered into in February 2010. The bank term loan had an interest rate of LIBOR plus 2.75% and was set to mature in February 2011. In January 2011, Cleco extended the bank term loan to mature August 19, 2011, and lowered the interest rate to LIBOR plus 2.50% or ABR plus 1.50%. In April 2011, Cleco repaid the $150.0 million bank term loan. As part of the repayment, Cleco paid $0.6 million for accrued interest on the term loan.
At December 31, 2011, Cleco’s long-term debt outstanding was $1.36 billion, of which $24.3 million was due within one year, compared to $1.41 billion outstanding at December 31, 2010, which included $12.3 million due within one year. The long-term debt due within one year at December 31, 2011, represents $13.1 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $11.2 million of 5.875% Rapides pollution control revenue bonds that Cleco Power redeemed at par on January 25, 2012, prior to maturity.  In December 2011, Cleco Power issued the notice of redemption and as part of the redemption, paid $0.3 million of accrued interest on the redeemed notes.
For Cleco, long-term debt decreased $50.7 million primarily due to $132.0 million of debt reacquired in October and December 2011, consisting of $32.0 million of solid waste disposal bonds and $100.0 million of GO Zone bonds. Also contributing to the decrease was $12.3 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2011, a $5.0 million decrease in credit facility draws outstanding, and $1.8 million of capital lease payments. These decreases were partially offset by $100.0 million of senior notes issued in December 2011 and debt premium amortizations of $0.4 million.
Cash and cash equivalents available at December 31, 2011, were $93.6 million combined with $540.0 million credit facility capacity ($240.0 million from Cleco Corporation and $300.0 million from Cleco Power) for total liquidity of $633.6 million. Cash and cash equivalents available at December 31, 2011, decreased $97.6 million when compared to cash and cash equivalents available at December 31, 2010. This decrease is primarily due to a contribution to the pension plan, additions to property, plant, and equipment, the net repayment of debt, the repurchase of common and preferred stock, and the payment of common dividends.
At December 31, 2011, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Fair Value Accounting.”
At December 31, 2011, and 2010, Cleco had a working capital surplus of $135.8 million and $131.2 million, respectively. The $4.6 million increase in working capital is primarily due to:

•	$150.0 million repayment of a bank term loan in April 2011,

•	$34.2 million net decrease related to changes in the recognition of current taxes and uncertain tax positions and related interest charges expected to be settled in the next 12 months, and

•	$10.5 million reduction in the deferred construction carrying costs owed to customers in the next 12 months.

These increases in working capital were partially offset by:

•	$97.6 million decrease in cash and cash equivalents as discussed above,

•	$40.9 million reduction of fuel inventories,

•	$22.7 million decrease in accumulated deferred fuel and unbilled revenue,

•	$12.0 million increase in long-term debt due within one year,

•	$10.5 million decrease in other accounts receivable, primarily due to the return of the amounts drawn on Shaw’s letter of credit as a result of the arbitration settlement, and

•	$6.2 million net reduction of current restricted cash used for GO Zone projects and Cleco Katrina/Rita debt service payments.

At December 31, 2011, Cleco’s Consolidated Balance Sheet reflected $2.63 billion of total liabilities compared to $2.84 billion at December 31, 2010. The $212.9 million decrease in total liabilities was primarily due to the decrease in short- and long-term debt, and the decrease in postretirement benefit obligations. As discussed above, short-term debt decreased $150.0 million from the repayment of a bank term loan in April 2011. Long-term debt decreased $50.7 million during 2011, as discussed above. Postretirement benefit obligations decreased $33.1 million primarily due to a $60.0 million contribution made to the pension plan in January 2011.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at December 31, 2011, compared to $150.0 million outstanding at December 31, 2010. Cleco Corporation’s short-term debt outstanding at December 31, 2010, was a bank term loan entered into in February 2010. The bank term loan had an interest rate of LIBOR plus 2.75% and was set to mature in February 2011. In January 2011, Cleco extended the bank term loan to mature August 19, 2011, and lowered the interest rate to LIBOR plus 2.50% or ABR plus 1.50%. In April 2011, Cleco repaid the $150.0 million bank term loan. As part of the repayment, Cleco paid $0.6 million for accrued interest on the term loan.
At December 31, 2011, Cleco Corporation had $10.0 million outstanding under its $250.0 million credit facility compared to $15.0 million outstanding on its $200.0 million credit facility at December 31, 2010. The interest rate of outstanding borrowings under the credit facility at December 31, 2011 was 1.78%. The borrowings had a 30-day term and matured on January 16, 2012. The borrowings were repaid at maturity. Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at December 31, 2011, were $22.6 million. Cash and cash equivalents available

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

at December 31, 2011, increased $17.3 million when compared to cash and cash equivalents available at December 31, 2010, primarily due to routine working capital fluctuations. At December 31, 2011, outstanding credit facility borrowings reduced available borrowings by $10.0 million, leaving an available capacity of $240.0 million.

Cleco Power
There was no short-term debt outstanding at Cleco Power at December 31, 2011, or 2010. At December 31, 2011, Cleco Power’s long-term debt outstanding was $1.35 billion, of which $24.3 million was due within one year, compared to $1.40 billion at December 31, 2010, of which $12.3 million was due within one year. The $24.3 million of long-term debt due within one year at December 31, 2011, represents $13.1 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $11.2 million of 5.875% Rapides pollution control revenue bonds that Cleco Power redeemed at par on January 25, 2012, prior to maturity. In December 2011, Cleco Power issued the notice of redemption and as part of the redemption, Cleco Power paid $0.3 million of accrued interest on the redeemed notes.
For Cleco Power, long-term debt decreased $45.7 million primarily due to $132.0 million of debt reacquired in October and December 2011, consisting of $32.0 million of solid waste disposal bonds and $100.0 million of GO Zone bonds. Also contributing to the decrease was $12.3 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2011, and $1.8 million of capital lease payments. These decreases were partially offset by $100.0 million of senior notes issued in December 2011 and debt premium amortizations of $0.4 million.
At December 31, 2011, no borrowings were outstanding under Cleco Power’s $300.0 million credit facility. This facility provides for working capital and other needs. Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at December 31, 2011, were $67.5 million combined with $300.0 million credit facility capacity for total liquidity of $367.5 million. Cash and cash equivalents decreased $117.5 million, when compared to cash and cash equivalents at December 31, 2010, primarily due to a contribution to the pension plan, additions to property, plant, and equipment, the payment of intercompany dividends, and the net repayment of debt.
At December 31, 2011, and 2010, Cleco Power had a working capital surplus of $36.4 million and $259.1 million, respectively. The $222.7 million decrease in working capital is primarily due to:

•	$117.5 million decrease in cash and cash equivalents as discussed above,

•	$40.9 million reduction of fuel inventories,

•	$22.7 million decrease in accumulated deferred fuel and unbilled revenue,

•	$22.4 million net decrease related to changes in the recognition of current taxes and uncertain tax positions and related interest charges expected to be settled in the next 12 months,

•	$12.4 million decrease in other accounts receivable, primarily due to the return of the amounts drawn on Shaw’s letter of credit as a result of the arbitration settlement,

•	$12.0 million increase in long-term debt due within one year, and

•	$6.2 million net reduction of current restricted cash used for GO Zone projects and Cleco Katrina/Rita debt service payments.

These decreases in working capital were partially offset by:

•	$10.5 million reduction in the deferred construction carrying costs owed to customers in the next 12 months.

The $32.0 million solid waste disposal facility bonds due in 2038, which were issued by the Rapides Finance Authority for the benefit of Cleco Power in October 2008, were required to be mandatorily tendered by the bondholders for purchase on October 1, 2011, pursuant to the terms of the indenture. The bonds were issued by the Rapides Finance Authority in connection with a loan agreement between the Rapides Finance Authority and Cleco Power. On October 3, 2011, Cleco Power purchased all $32.0 million outstanding bonds at face value plus $1.0 million of accrued interest. In connection with the purchase, the interest rate of the bonds was converted to a weekly mode and resets each week based on the SIFMA (Securities Industry and Financial Markets Association) index. Interest expense is recorded with a corresponding amount recorded as interest income, excluding amortization of debt issuance costs. Although the bonds remain outstanding, Cleco Power has the right to redeem and cancel the debt at any time without approval of the issuer. In accordance with the authoritative guidance, the bonds are considered extinguished and Cleco Power is holding the debt as treasury bonds, resulting in a net presentation on Cleco and Cleco Power’s Consolidated Balance Sheets. Cleco Power has the option to remarket the bonds for new terms and new interest rates, both to be determined by market conditions.
The $100.0 million GO Zone bonds due in 2038, which were issued by the Louisiana Public Facilities Authority for the benefit of Cleco Power, were required to be mandatorily tendered by the holders for purchase on December 1, 2011, pursuant to the terms of the indenture. The bonds were issued by the Louisiana Public Facilities Authority in connection with a loan agreement between the Louisiana Public Facilities Authority and Cleco Power. On December 1, 2011, Cleco Power purchased all $100.0 million outstanding bonds at face value plus $3.5 million of accrued interest. In connection with the purchase, the interest rate of the bonds was converted to a weekly mode and resets each week based on the SIFMA index. Interest expense is recorded with a corresponding amount recorded as interest income, excluding amortization of debt issuance costs. Although the bonds remain outstanding, Cleco Power has the right to redeem and cancel the debt at any time without approval of the issuer. In accordance with the authoritative guidance, the bonds are considered extinguished and Cleco Power is holding the debt as treasury bonds, resulting in a net presentation on Cleco and Cleco Power’s Consolidated Balance Sheets. Cleco Power has the option to remarket the bonds for new terms and new interest rates, both to be determined by market conditions.
In December 2011, Cleco Power issued $100.0 million aggregate principal amount of 5.12% senior unsecured notes in a private placement. The notes will mature on December 16, 2041. The net proceeds from the issuance, along with short-term liquidity, were used to finance the mandatory tender

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

of $32.0 million and $100.0 million tax exempt bonds in October 2011 and December 2011, respectively. The private placement bonds have a covenant requiring Cleco Power to maintain total indebtedness equal to or less than 65% of total capitalization. At December 31, 2011, approximately $519.7 million of Cleco Power’s retained earnings was unrestricted.
At December 31, 2011, Cleco Power’s Consolidated Balance Sheet reflected $2.50 billion of total liabilities compared to $2.56 billion at December 31, 2010. The $65.7 million decrease in total liabilities during 2011 was primarily due to decreases in long-term debt and postretirement benefit obligations. Long-term debt decreased $45.7 million during 2011, as discussed above. Postretirement benefit obligations decreased $36.6 million primarily due to a $60.0 million contribution made to the pension plan in January 2011.

Credit Facilities
In November 2010, Cleco Corporation entered into a $200.0 million four-year revolving credit facility. On October 7, 2011, Cleco Corporation amended its credit facility agreement. Under the amended agreement, Cleco Corporation’s maximum capacity was increased from $200.0 million to $250.0 million, the maturity date was extended to October 7, 2016, and the borrowing costs were lowered to equal LIBOR plus 1.50% or ABR plus 0.50%, plus facility fees of 0.25%. If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay fees and interest at a rate of 0.25% higher than the level for its current amended $250.0 million credit facility. Under covenants contained in Cleco Corporation’s credit facility, Cleco Corporation is required to maintain total indebtedness equal to or less than 65% of total capitalization. At December 31, 2011, approximately $661.5 million of Cleco’s retained earnings was unrestricted.
In November 2010, Cleco Power entered into a $300.0 million four-year revolving credit facility. On October 7, 2011, Cleco Power amended its credit facility agreement. Under the amended agreement, the maturity date was extended to October 7, 2016, and the borrowing costs were lowered to equal LIBOR plus 1.275% or ABR plus 0.275%, plus facility fees of 0.225%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay fees and interest at a rate of 0.25% higher than the level on its current amended $300.0 million credit facility. Under covenants contained in Cleco Power’s credit facility, Cleco Power is required to maintain total indebtedness equal to or less than 65% of total capitalization. At December 31, 2011, approximately $519.7 million of Cleco Power’s retained earnings was unrestricted.
At December 31, 2011, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility, and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.

Midstream
Midstream had no debt outstanding at December 31, 2011, or 2010.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $308.0 million during 2011, $215.2 million during 2010, and $141.5 million in 2009.
Cash provided by operating activities during 2011 increased $92.8 million from 2010, primarily due to the following items:

•	return on equity investment in Acadia of $58.7 million,

•	absence of 2010 Madison Unit 3 construction carrying costs, Acadia Unit 1 acquisition costs, rate case costs, and IRP/FRP costs of $47.2 million,

•	higher collection of receivables of $37.2 million,

•	fuel oil inventory sales of $31.5 million,

•	lower income taxes paid of $28.9 million,

•	lower petroleum coke inventory purchases of $23.3 million due to the build-up of inventory in 2010,

•	lower natural gas purchases of $3.9 million due to the build-up of inventory in 2010, and

•	lower postretirement plan carrying costs of $2.4 million.

These were partially offset by:

•	higher pension plan contributions of $55.0 million,

•	absence of the 2010 collection of a $28.0 million long-term receivable related to the Evangeline Restructuring Agreement,

•	higher coal inventory purchases of $16.7 million,

•	absence of the 2010 cash portion of the gain related to the Evangeline Restructuring Agreement of $18.5 million, and

•	higher vendor payments of $9.3 million.

Cash provided by operating activities during 2010 increased $73.7 million from 2009, primarily due to the following items:

•	higher net income of $149.1 million, largely due to the base rate increases that became effective on February 12, 2010, and favorable weather,

•	the collection of a $28.0 million long-term receivable related to the Evangeline Restructuring Agreement,

•	lower fuel inventory purchases of $19.2 million, primarily due to the 2009 purchase of initial fuel inventory for Madison Unit 3,

•	lower pension plan payments of $14.1 million, and

•	lower retainage payments of $13.0 million, primarily due to the completion of Madison Unit 3.

These were partially offset by:

•	the 2010 $74.0 million refund to customers of Madison Unit 3 carrying costs, compared to the 2009 $57.6 million collection from customers, for a net decrease of $131.6 million, and

•	lower receipts on customer accounts of $24.5 million.

Net Investing Cash Flow
Net cash used in investing activities was $101.7 million during 2011, $306.9 million during 2010, and $183.4 million in 2009. Net cash used in investing activities in 2011 was lower than 2010 primarily due to lower additions to property, plant, and

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

equipment, the return of equity investment in Acadia, returns of investment in the tax credit fund, the absence of a 2010 repayment of a company-owned life insurance loan, lower investments in equity investees, and more cash from the reconsolidation of variable interest entities. These were partially offset by lower transfers of cash from restricted accounts and higher contributions to the tax credit fund. Net cash used in investing activities in 2010 was higher than 2009 primarily due to higher additions to property, plant, and equipment, and the repayment of a company-owned life insurance loan.
During 2011, Cleco had additions to property, plant, and equipment, net of AFUDC, of $190.9 million and a $43.9 million investment in new markets tax credits. This was partially offset by an $89.7 million return of equity investment in Acadia, a $33.4 million return of investment in the tax credit fund, the transfer of $5.2 million of cash from restricted accounts, primarily related to GO Zone bonds and cash restricted for storm costs, and $3.9 million of cash from the reconsolidation of Acadia.
During 2010, Cleco had additions to property, plant, and equipment, net of AFUDC of $292.7 million, primarily from the Acadia Unit 1 transaction, the Acadiana Load Pocket project and the Teche Unit 4 Blackstart project. For more information on these projects, see "— Regulatory and Other Matters — Acadiana Load Pocket Project" and "— Teche Unit 4 Blackstart Project." Cleco also made investments in new markets tax credits of $35.9 million, an $8.5 million investment in Acadia, and a $0.2 million investment in Oxbow. Cleco used $14.4 million to repay a loan on company-owned life insurance. These investments were partially offset by the transfer of $45.5 million of cash from restricted accounts, primarily related to the termination of the Evangeline Tolling Agreement and to GO Zone bonds.
During 2009, Cleco had additions to property, plant, and equipment, net of AFUDC of $183.3 million, a $15.7 million investment in new markets tax credits, a $16.9 million investment in Acadia, and a $12.9 million investment in Oxbow. This was partially offset by the transfer of $46.5 million of cash from restricted accounts, primarily related to solid waste disposal and GO Zone bonds.

Net Financing Cash Flow
Net cash used in financing activities was $303.9 million during 2011, compared to net cash provided by financing activities of $137.7 million during 2010 and $89.7 million in 2009. Net cash used in financing activities during 2011 was higher than 2010 primarily due to higher repayments of short-term debt, the absence of 2010 short-term debt issuances, lower issuances of long-term debt, the repurchase of long-term debt, higher settlement of treasury rate lock, the repurchase of common stock, and higher dividends paid on common stock. This was partially offset by lower retirements of long-term debt and higher draws on the credit facility. Net cash provided by financing activities in 2010 was higher than 2009 primarily due to issuance of short- and long-term debt, partially offset by lower credit facility draws, higher credit facility payments, and higher retirements of long-term debt.
During 2011, Cleco repaid a $150.0 million bank term loan and $112.3 million of long-term debt, consisting of $100.0 million of credit facility draws and $12.3 million of long-term bonds. Cleco repurchased $132.0 million of long-term debt, consisting of $100.0 million of GO Zone bonds and $32.0 million of solid waste disposal facility bonds, both of which were issued in 2008. Cleco also used $68.0 million for the payment of common stock dividends and $13.0 million for the repurchase of common stock. Cleco paid $18.6 million on the settlement of the $100.0 million extended treasury rate lock, which included an other-than-insignificant financing component. These payments were partially offset by the issuance of $100.0 million of long-term debt and $95.0 million in credit facility draws.
During 2010, Cleco received proceeds of $247.2 million for the issuance of long-term bonds and made $20.0 million of draws on the credit facility. Cleco also received net proceeds of $150.0 million for the issuance of a bank term loan, which was used to facilitate the Acadia Unit 1 transaction. These cash proceeds were partially offset by $120.9 million of repayments of retail notes and storm recovery bonds, $59.0 million of common stock dividends, and $100.0 million of payments on the credit facility.
During 2009, Cleco received net proceeds of $190.4 million for the issuance of long-term debt, consisting of $145.0 million of long-term bonds and a $50.0 million bank term loan. Cleco also made $93.0 million of draws on the credit facilities. These proceeds were partially offset by $114.8 million of repayments of medium term notes and storm recovery bonds, $54.2 million of common stock dividends, and $28.0 million of payments on the credit facilities.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $249.7 million during 2011, $170.8 million during 2010, and $148.1 million in 2009.
Cash provided by operating activities during 2011 increased $78.9 million from 2010 primarily due to the following items:

•	absence of 2010 Madison 3 construction carrying costs, Acadia Unit 1 acquisition costs, rate case costs, and IRP/FRP costs of $47.2 million,

•	higher collection of receivables of $37.2 million,

•	fuel oil inventory sales of $31.5 million,

•	lower petroleum coke inventory purchases of $23.3 million due to the build-up of inventory in 2010,

•	lower payments to affiliates of $19.2 million,

•	lower natural gas purchases of $3.9 million due to the build-up of inventory in 2010, and

•	lower postretirement plan carrying costs of $2.4 million.

These were partially offset by:

•	higher pension plan contributions of $55.0 million,

•	higher coal inventory purchases of $16.7 million, and

•	higher vendor payments of $11.0 million.

Cash provided by operating activities during 2010 increased $22.7 million from 2009 primarily due to the following items:

•
higher revenues, primarily due to the base rate increases that became effective on February 12, 2010 and favorable weather, partially offset by higher fuel, operating, and maintenance costs and lower capitalized interest, for a net increase of $181.4 million,

•	lower fuel inventory purchases of $19.5 million,

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

primarily due to the 2009 purchase of initial fuel inventory for Madison Unit 3,

•	lower pension plan payments of $14.1 million, and

•	lower retainage payments of $13.0 million.

These were partially offset by:

•	the 2010 $74.0 million refund to customers of Madison Unit 3 carrying costs, compared to the 2009 $57.6 million collection from customers, for a net decrease of $131.6 million,

•	higher payments to vendors and affiliates of $45.8 million, and

•	lower receipts on customer accounts of $25.9 million.

Net Investing Cash Flow
Net cash used in investing activities was $170.2 million during 2011, $134.7 million during 2010, and $148.3 million in 2009. Net cash used in investing activities during 2011 was higher than 2010 primarily due to higher additions to property, plant, and equipment. Net cash used in investing activities in 2010 was lower than 2009 primarily due to lower additions to property, plant, and equipment, and lower investment in equity investees, partially offset by lower transfers from restricted accounts and the repayment of a company-owned life insurance loan.
During 2011, Cleco Power had additions to property, plant, and equipment, net of AFUDC of $177.6 million. This was partially offset by the transfer of $5.2 million of cash from restricted accounts, primarily related to GO Zone bonds and cash restricted for storm costs.
During 2010, Cleco Power had additions to property, plant, and equipment, net of AFUDC of $136.8 million, primarily related to the Acadiana Load Pocket project and the Teche Unit 4 Blackstart project. Cleco Power also used $14.4 million to repay a company-owned life insurance loan. These payments were partially offset by the transfer of $15.4 million of cash from restricted accounts related to GO Zone bonds.
During 2009, Cleco Power had additions to property, plant, and equipment, net of AFUDC of $182.3 million and a $12.9 million investment in Oxbow. These investments were partially offset by the transfer of $46.5 million of cash from restricted accounts, primarily related to solid waste disposal and GO Zone bonds.

Net Financing Cash Flow
Net cash used in financing activities was $197.0 million in 2011, compared to net cash provided by financing activities of $10.7 million during 2010 and $46.8 million in 2009. Net cash used in financing activities during 2011 was higher than 2010 primarily due to lower issuances of long-term debt, the repurchase of long-term debt, higher payments on the credit facility, and higher payments to settle the treasury rate lock. These were partially offset by lower retirements of long-term debt, higher draws on the credit facility, and $20.0 million of lower distributions made to Cleco Corporation. Net cash provided by financing activities in 2010 was lower than 2009 primarily due to $120.0 million of higher distributions to Cleco Corporation, partially offset by higher issuances and lower retirements of long-term debt.

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
Cleco Power’s capital expenditures, excluding AFUDC, totaled $177.6 million in 2011, $136.8 million in 2010, and $182.3 million in 2009. In 2011 and 2010, 100.0% of Cleco Power’s capital expenditure requirements were funded internally. In 2009, 81.2% of Cleco Power’s capital expenditure requirements were funded internally. In 2012 and for the five-year period ending 2016, 100.0% of Cleco Power’s capital expenditure requirements are expected to be funded internally. All computations of internally funded capital expenditures exclude AFUDC.
Other subsidiaries had capital expenditures of $13.3 million, $155.9 million, and $1.0 million during the years ended December 31, 2011, 2010, and 2009, respectively. The increase during 2010 was primarily due to Cleco Corporation’s facilitation of the Acadia Unit 1 transaction. Other subsidiary expenditures for capital expenditures and debt payments in 2012 are estimated to total $7.0 million. For the five-year period ending 2016, estimated capital expenditures and debt payments for other subsidiaries are expected to total $34.0 million.
Cleco’s estimated capital expenditures and debt maturities for 2012 and for the five-year period ending 2016 are presented in the following tables. All amounts exclude AFUDC.

Cleco
PROJECT (THOUSANDS)	2012	%	2012-2016%
Acadia Pipeline	$9,000	4%	$9,000	1%
CSAPR	11,000	5%	11,000	2%
Acadiana Load Pocket	27,000	12%	27,000	4%
AMI	36,000	15%	47,000	6%
MATS	21,000	9%	105,000	14%
New business	25,000	11%	134,000	18%
General (1)	105,000	44%	405,000	55%
Total capital expenditures	$234,000	100%	$738,000	100%
Debt payments	24,000		221,000
Total capital expenditures and debt payments	$258,000		$959,000
(1) Refers to the rehabilitation of older transmission, distribution, and generation assets at Cleco Power, plant maintenance at Coughlin, and hardware and software upgrades at Support Group.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Cleco Power
PROJECT (THOUSANDS)	2012	%	2012-2016%
Acadia Pipeline	$9,000	4%	$9,000	1%
CSAPR	11,000	5%	11,000	2%
Acadiana Load Pocket	27,000	12%	27,000	4%
AMI	36,000	16%	47,000	7%
MATS	21,000	9%	105,000	15%
New business	25,000	11%	134,000	19%
General (1)	98,000	43%	371,000	52%
Total capital expenditures	$227,000	100%	$704,000	100%
Debt payments	24,000		211,000
Total capital expenditures and debt payments	$251,000		$915,000
(1) Refers to the rehabilitation of older transmission, distribution, and generation assets at Cleco Power.

For more information on the Acadiana Load Pocket project, see “— Regulatory and Other Matters — Acadiana Load Pocket Project.” For more information on the AMI project, see “— Regulatory and Other Matters — AMI Project.”

Other Cash Requirements
Cleco Power’s regulated operations and Midstream’s merchant power plant are Cleco’s primary sources of internally generated funds. These funds, along with the issuance of additional debt and equity in future years, will be used for general corporate purposes, capital expenditures, and repayment of corporate debt.

Shelf Registrations
On October 30, 2009, a registration statement (No. 333-162772) providing for the issuance of up to $300.0 million of Cleco Corporation debt securities was declared effective by the SEC. On November 30, 2010, an amendment to this registration statement (No. 333-170886) was filed which increased the amount to $500.0 million, along with a modification to include the ability to issue common stock in addition to debt securities. At December 31, 2011, all $500.0 million remained available. On October 30, 2009, a registration statement (No. 333-162773) providing for the issuance of up to $500.0 million of Cleco Power debt securities was declared effective by the SEC. During 2009 and 2010, Cleco Power issued $145.0 million and $250.0 million, respectively, in publicly issued debt which reduced the remaining capacity to $105.0 million. On August 23, 2011, an amendment to this registration statement (No. 333-176453) was filed, which increased the amount to $400.0 million. At

December 31, 2011, this registration statement had remaining capacity allowing for the issuance of up to $400.0 million of debt securities.

Common Stock Repurchase Program
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a new common stock repurchase program. This program authorizes management to repurchase, from time to time, shares of common stock so that Cleco’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010. Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements and other factors. Purchases under the program will not be announced in advance and may be made in the open market or through privately negotiated transactions. In August 2011, Cleco Corporation repurchased 400,000 shares of common stock.

Authorized Preferred Stock Redemption
Cleco Corporation’s 4.5% cumulative preferred stock not subject to mandatory redemption has an optional redemption price of $101 per share. In January 2011, Cleco Corporation’s Board of Directors authorized and approved the redemption of all outstanding shares of the 4.5% cumulative preferred stock not subject to mandatory redemption, provided that no shares of such preferred stock were redeemed prior to the repayment in full and termination of the $150.0 million bank term loan that matured on August 19, 2011. During 2011, the $150.0 million bank term loan was repaid and on June 24, 2011, Cleco Corporation redeemed all 10,288 outstanding shares of its 4.5% preferred stock. The redemption price was $101 per share, plus accrued and unpaid dividends to the redemption date, or $101.296 per share.

Contractual Obligations and Other Commitments
Cleco, in the course of normal business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in Cleco Corporation’s Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements.  The obligations listed in the following table do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2011, and represent only the projected future payments that Cleco was contractually obligated to make as of December 31, 2011.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

				PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Cleco Corporation
Long-term debt obligations (1)	$13,261	$900	$1,250	$11,111	$—
Operating lease obligations (3)	33	24	9	—	—
Purchase obligations (4)	11,884	7,833	2,538	1,038	475
Other long-term liabilities (5)	13,852	2,212	2,609	3,852	5,179
Pension obligations (6)	199,006	5,148	27,803	29,793	136,262
Total Cleco Corporation	$238,036	$16,117	$34,209	$45,794	$141,916
Cleco Power
Long-term debt obligations (1)	$2,905,820	$110,177	$254,468	$225,340	$2,315,835
Capital lease obligations (2)	32,808	4,681	9,337	9,349	9,441
Operating lease obligations (3)	53,061	12,412	16,588	7,225	16,836
Purchase obligations (4)	614,279	207,903	237,447	153,436	15,493
Other long-term liabilities (5)	148,811	14,039	29,290	30,482	75,000
Total Cleco Power	$3,754,779	$349,212	$547,130	$425,832	$2,432,605
Midstream
Purchase obligations (4)	$4,205	$605	$1,200	$1,200	$1,200
Other long-term liabilities (5)	18	18	—	—	—
Total Midstream	$4,223	$623	$1,200	$1,200	$1,200
Total long-term debt obligations (1)	$2,919,081	$111,077	$255,718	$236,451	$2,315,835
Total capital lease obligations (2)	$32,808	$4,681	$9,337	$9,349	$9,441
Total operating lease obligations (3)	$53,094	$12,436	$16,597	$7,225	$16,836
Total purchase obligations (4)	$630,368	$216,341	$241,185	$155,674	$17,168
Total other long-term liabilities (5)	$162,681	$16,269	$31,899	$34,334	$80,179
Total pension obligations (6)	$199,006	$5,148	$27,803	$29,793	$136,262
Total	$3,997,038	$365,952	$582,539	$472,826	$2,575,721
(1) Long-term debt existing as of December 31, 2011, is debt that has a final maturity of January 1, 2013, or later (current maturities of long-term debt are due within one-year).  Cleco’s anticipated interest payments related to long-term debt also are included in this category.  Scheduled maturities of debt will total $24.3 million for 2012 and $1.34 billion for the years thereafter.  These amounts also include capital lease maturities.  For more information regarding Cleco’s long-term debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt” and “— Debt” above.

(2) Capital leases are maintained in the ordinary course of Cleco’s business activities.  These leases include barges.  For more information regarding these leases, including Cleco Power’s obligation to purchase the barges, see Item 8, “Financial Statement and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”

(3) Operating leases are maintained in the ordinary course of Cleco’s business activities.  These leases include towboat, railcar, vehicle, office space, operating facilities, and office equipment leases and have various terms and expiration dates from 1 to 15 years.  For more information regarding Cleco’s operating leases, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Operating Leases.”

(4) Significant purchase obligations for Cleco are:
Fuel Contracts:  To supply a portion of the fuel requirements for Cleco Power’s generating plants, Cleco has entered into various commitments to obtain and deliver coal, lignite, petroleum coke, and natural gas.  Some of these contracts contain provisions for price escalation and minimum purchase commitments.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to customers substantially all such charges.  For more information regarding fuel contracts, see Part I, Item 1, “Business — Operations — Cleco Power — Fuel and Purchased Power.”
Power Purchase Agreements:  Cleco Power has entered into agreements with energy suppliers for purchased power to meet system load and energy requirements, replace generation from Cleco Power owned units under maintenance and during outages, and meet operating reserve obligations.  Cleco Power also has entered into agreements to purchase transmission capacity.  For more information regarding power purchase agreements, see Part I, Item 1, “Business — Operations — Fuel and Purchased Power — Power Purchases.”
Purchase orders:  Cleco has entered into purchase orders in the course of normal business activities.

(5) Other long-term liabilities primarily consist of obligations for franchise payments, deferred compensation, facilities use, and various operating and maintenance agreements.

(6) Pension obligations consist of obligations for SERP and other postretirement obligations.  For more information regarding Cleco’s pension plan, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Pension Plan and Employee Benefits.”

For purposes of this table, it is assumed that all terms and rates related to the above obligations will remain the same, and all franchises will be renewed according to the rates used in the table.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Other Commitments
The obligations listed in the following table represent the projected future payments that Cleco may be obligated to make relative to uncertain tax positions as of December 31, 2011. For more information on Cleco’s uncertain tax positions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Income Taxes — Uncertain Tax Positions.”

UNCERTAIN TAX POSITIONS (THOUSANDS)	AT DECEMBER 31, 2011
Tax liability	56,235
Interest	13,843
Total*	$70,078
Cleco	70,078	(1)
Cleco Power	69,885	(2)
Midstream	2,965	(3)
*Uncertain federal and state tax positions as of December 31, 2011, that will be settled at some future date with the IRS and Louisiana Department of Revenue.

(1) Includes interest of $13,843
(2) Includes interest of $17,327
(3) Includes interest of $(712)

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
The off-balance sheet commitments are not recognized on Cleco Corporation’s Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Cleco’s off-balance sheet commitments as of December 31, 2011, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

		AT DECEMBER 31, 2011
(THOUSANDS)	FACE AMOUNT	REDUCTIONS	NET AMOUNT
Cleco Corporation
Guarantee issued to Entergy Mississippi on behalf of Attala	$500	$—	$500
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725	—	3,725
Total	$4,225	$—	$4,225

In 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement. This guarantee will be effective through the life of the agreement.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits. Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $3.7 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.

Disclosures about Guarantees
Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004. This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished. The discounted probability-weighted liability under the guarantees and indemnifications recognized on Cleco Corporation’s Consolidated Balance Sheets as of December 31, 2011, was $0.2 million. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.
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
Acadia and APH will reduce the indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of approximately three years. After the three-year period, a residual value of less than $0.1 million will remain. At December 31, 2011, Acadia had an indemnification liability of $7.6 million, which represents the risk of payment, as a contingent sale obligation recorded on Cleco Corporation’s Consolidated Balance Sheet. Acadia recognized income of $1.2 million for the year ended December 31, 2011, and no income for the year ended December 31, 2010, primarily due to the contractual expiration of the underlying indemnification. During the years ended December 31, 2011, and 2010, APH recognized income of $0.5 million and $2.0 million, respectively, primarily due to the contractual expiration of the underlying indemnification. For more information regarding this transaction, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”
On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 and Acadia Power Station’s remaining common

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

facilities to Entergy Louisiana. Acadia provided limited guarantees and indemnifications to Entergy Louisiana and recorded an indemnification liability and a corresponding reduction of the gain of $21.8 million, which represents the fair value of these indemnifications.
Acadia and APH will reduce the indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of three years. After the three-year period, a residual value of approximately $0.2 million will remain. At December 31, 2011, Acadia had an indemnification liability of $21.8 million, which represents the risk of payment, as a contingent sale obligation recorded on Cleco Corporation’s Consolidated Balance Sheet. Acadia recognized no income for the year ended December 31, 2011, due to the contractual expiration of the underlying indemnification. The maximum amount of the potential payment to Entergy Louisiana for the indemnifications is the purchase price of $298.8 million, except for the liabilities retained by Acadia, for which there is no maximum amount. Cleco Corporation is obligated to pay the same maximum amounts as Acadia if Acadia is unable to pay claims to Entergy Louisiana pursuant to the guarantee. For more information regarding this transaction, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and

Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”
As part of the Lignite Mining Agreement amended in 2009, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At December 31, 2011, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this obligation is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement does not terminate pursuant to its terms until 2026 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under the guarantee.
The following table summarizes the expected termination dates of the off-balance sheet commitments and on-balance sheet guarantees discussed above:

				AT DECEMBER 31, 2011
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(THOUSANDS)	NET AMOUNT COMMITTED	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Off-balance sheet commitments	$4,225	$3,725	$—	$—	$500
On-balance sheet guarantees	33,363	—	29,357	—	4,006
Total	$37,588	$3,725	$29,357	$—	$4,506

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

Regulatory and Other Matters

Inflation
Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged approximately 1.49% during the three years ended December 31, 2011. Cleco believes inflation, at this level, does not materially affect its results of operations or financial condition. However, under existing regulatory practice, only the historical cost of a plant is recoverable from customers. As a result, Cleco Power’s cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years.

Generation RFP

Renewable Energy Pilot Program
In November 2010, the LPSC established a two-part renewable energy pilot program implementation plan consisting of a research component and an RFP component. Cleco Power is meeting the requirements of the research component by developing a minimum of three self-build renewable energy projects, each with a maximum nameplate rating of 300 kilowatts.The RFP component of the program requires each LPSC jurisdictional utility to conduct an RFP for new long-term renewable resources, while prohibiting the utilities from bidding self-build projects into the long-term RFP. Cleco Power’s requirement is 43 MW of renewable energy with a minimum term of 10 years and a maximum term of 20 years, and can reasonably be expected to be deliverable within the 2011-2014 time period. However, because Madison Unit 3 is designed to burn biomass fuel, with minor modifications, in addition to its primary fuel, Cleco Power has been given an exception allowing it to conduct an RFP for biomass fuel along with identifying the costs to co-fire biomass fuel in Madison Unit 3. In October 2011, Cleco Power received LPSC approval for recovery of test burn costs, and performed a biomass test

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

burn at Madison Unit 3 during the fourth quarter of 2011. Cleco Power issued its final RFP for biomass fuel in February 2012, and plans to file in late 2012 a written report to the LPSC regarding the cost of co-firing biomass fuel in Madison Unit 3. Following its review of the results of Cleco Power’s RFP and Cleco Power’s written report, the LPSC may authorize Cleco Power to pursue co-firing biomass fuel in Madison Unit 3 or require Cleco Power to conduct an additional RFP for 43 MW of renewable energy as discussed above.

RFP for Short-Term 2012 Resources
In August 2011, Cleco Power issued an RFP for short-term 2012 resources to enhance reliability for the period January through April 2012. Cleco Power selected and negotiated two agreements from the RFP, a power purchase agreement with NRG Power Marketing LLC, and a tolling agreement with Evangeline. Cleco Power filed with the LPSC an application for a certificate of public convenience and necessity for the two agreements, and additionally filed an application with the FERC for authorization to make power sales between affiliates pursuant to Section 205 of the Federal Power Act. Cleco Power has since received the appropriate approvals from both the LPSC and FERC for the two agreements. The NRG agreement provides 200 MW of capacity and energy beginning January 1, 2012, through April 30, 2012, while the Evangeline agreement provides 250 MW of capacity and energy beginning January 1, 2012, through April 30, 2012.

RFP for Contractual Resources to Meet CSAPR Beginning in May 2012
In September 2011, Cleco Power issued a draft RFP for resources to meet CSAPR. A bidders conference was conducted on October 13, 2011, and its final RFP seeking up to approximately 750 MW of capacity and energy for a three-or-five year term was published on October 21, 2011. In January 2012, Cleco Power filed an application with the LPSC requesting a CCN for a three-year power purchase agreement providing 730 MW of capacity and energy with Evangeline for a delivery term beginning May 1, 2012 and ending April 30, 2015. Because Cleco Power and Evangeline are affiliates, Cleco Power must also receive approval from FERC to make power sales between affiliates pursuant to Section 205 of the Federal Power Act. Cleco Power also expects to issue an additional RFP in 2012 seeking long-term access to resources beyond April 2015. For more information on CSAPR, see Part 1, Item 1, “Business — Environmental Matters.”

Madison Unit 3
In May 2006, Cleco Power began construction of Madison Unit 3, a 600-MW solid fuel power plant. The unit commenced commercial operations on February 12, 2010, whereby Cleco Power accepted care, custody, and control of the unit. Madison Unit 3 including AFUDC, Amended EPC Contract costs, and other development expenses was completed at a cost of $1.0 billion.
In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract to construct the unit, which was subsequently amended by the parties. On April 30, 2010, Shaw filed a demand for arbitration asserting claims of $32.0 million. On August 5, 2011, the arbitrator announced his decision in favor of Shaw’s claims of Cleco Power owing Shaw $32.5 million (including the return of $19.0 million previously drawn on a Shaw letter of credit). Cleco Power paid this amount on August 22, 2011, which was included as a cost of Madison Unit 3 and reflected as property, plant, and equipment.

Shaw had not reached project completion as defined in the Amended EPC Contract, as various performance tests, the reliability test, and specified boiler performance criteria had not been met. Under the Amended EPC Contract, Shaw had to correct the identified items, complete the performance guarantee tests, meet a 30-day reliability performance test, and correct certain warranty issues to meet final acceptance, or pay certain liquidated damages and financially settle incomplete work. On December 7, 2011, these matters were resolved in a settlement whereby Shaw paid Cleco Power $8.0 million in return for granting project completion under the Amended EPC Contract. Cleco Power has returned the letters of credit, performance and payment bonds, and Shaw’s parent guarantee and Shaw has effectively met its obligations under the Amended EPC Contract.

CCN
In May 2006, the LPSC issued its order granting Cleco Power a CCN to construct, own, and operate Madison Unit 3. The LPSC approved a Madison Unit 3 post-certification monitoring plan that required, at least quarterly, reports addressing construction progress, expenditures, project financing, environmental compliance, and other related matters. As of December 31, 2011, Cleco Power was in compliance with this monitoring plan. The monitoring plan has remained in place since the unit began commercial operation on February 12, 2010. In February 2012, Cleco Power provided its final monitoring document to the LPSC. Cleco Power is effectively relieved of its monitoring plan requirements and will no longer provide updates to the LPSC.

Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Environmental Matters.”

Retail Rates of Cleco Power
Retail rates regulated by the LPSC accounted for approximately 93% and 92% of Cleco Power’s 2011 and 2010 revenue, respectively.

Fuel Rates
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through an LPSC-established fuel adjustment clause that enables Cleco Power to pass on to its customers substantially all such charges. The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit of fuel adjustment clause filings will be performed not less than every other year. Cleco Power’s last completed fuel audit was for the years 2001 and 2002. Cleco Power currently has fuel adjustment clause filings for 2003 through 2011 subject to audit. In March 2009, the LPSC proceeded with the audit of fuel adjustment clause filings for the years 2003 through 2008. The total amount of fuel expenses included in the audit is approximately $3.26 billion. Cleco Power has responded to several sets of data requests from the LPSC and the responses are currently under review. The LPSC has not stated an amount of the fuel costs, if any, that would be disallowed and result in a refund to customers. Management is not able to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. However, if a disallowance of fuel costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

To help stabilize electricity costs, the LPSC in 2001 encouraged hedging the exposure to natural gas price volatility through the use of financial instruments. Cleco Power hedges a portion of the projected natural gas volumes used to serve its native electric load during each year. The hedge quantity is reviewed and adjusted periodically based on projected market indicators.
In February 2008, the LPSC opened an inquiry and issued a request for comments to investigate the potential for incentive-based mechanisms for fuel cost recovery. This docket has been dormant since 2008. Management is unable to predict the time of completion and cannot determine the impact any potential rulemaking may have on the financial condition, results of operations, and cash flows of Cleco Power.
In August 2009, the LPSC opened a docket to study the promotion of energy efficiency by jurisdictional electric and natural gas utilities. The LPSC Staff issued a request for comments on a proposed rule by January 13, 2012. These comments are currently under review. Management is unable to predict the time of completion and cannot determine the impact any potential rulemaking may have on the financial condition, results of operations, and cash flows of Cleco Power.

Environmental Rates
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover certain costs of environmental compliance as an adder to customers’ bills. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the cost of reagents such as ammonia and limestone that are used to reduce air emissions. These variable emission mitigation costs were historically recovered through the Fuel Adjustment Clause. On November 11, 2011, the LPSC opened Docket No. X-32150 to audit the costs for the period October 2009 through October 2010. The total amount of environmental expenses included in the audit is approximately $2.4 million. Cleco Power has responded to data requests from the LPSC. These responses are currently under review by the LPSC. The LPSC has not stated an amount of the environmental costs, if any, that would be disallowed and result in a refund to customers. However, if a disallowance of environmental costs is ordered resulting in a refund, any such refund is not expected to have a material effect on the Registrants’ results of operations, financial condition, and cash flows.

Base Rates
Beginning in 2010, the amount of Cleco Power’s yearly retail earnings is subject to the terms of a FRP established by the LPSC. The new rates and the FRP became effective upon commencement of commercial operations at Madison Unit 3 on February 12, 2010. The 2010 FRP establishes a target return on equity and requires all or a portion of regulated earnings for each yearly review period above the targeted regulatory rate of return on equity to be credited to Cleco Power’s retail customers. The 2010 FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due customers, if any, is determined by

Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the timing of the refunds is ultimately at the discretion of the LPSC. The capital structure assumes an equity ratio of 51.0%. The 2010 FRP included a mechanism that allowed for the recovery of revenue requirements related to Cleco Power’s acquisition of Acadia Unit 1, which was completed in February 2010. The 2010 FRP also includes a mechanism allowing for recovery of revenue requirements for the Acadiana Load Pocket transmission project, which is expected to be completed by December 2012. The 2010 FRP allows Cleco Power to propose additional capital projects to the LPSC during its initial four-year term.
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
In April 2004, FERC issued an order revising the methodology to be used in assessing whether a jurisdictional electric utility has generation market power, requiring a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis is to be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation.
In March 2010, Cleco Power filed a scheduled market power analysis after acquiring Acadia Unit 1. The reviews conducted by FERC for this filing concluded that Cleco demonstrated a lack of market power in Cleco Power’s control area, and the power marketing entities may continue to charge market-based rates for wholesale power.
In January 2012, Cleco filed a market power analysis after the expiration of the Evangeline 2010 Tolling Agreement. The filing demonstrated a lack of market power in Cleco Power’s control area. The power marketing entities may continue to charge market-based rates for wholesale power, pending review and acceptance by FERC.

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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

890-A, 890-B, and 890-C, granting clarification regarding certain revisions to its regulations and the pro forma open-access transmission tariff adopted in Order Nos. 888 and 889 to ensure that transmission services are provided on a basis that is just, reasonable, and not unduly discriminatory. FERC granted clarification regarding the requirement to undesignate network resources used to serve off-system sales. Cleco Power has incorporated these new requirements and business practices into its operations, which had no significant impact on Cleco Power. On July 21, 2011, FERC issued Order No. 1000 that reforms the electric transmission planning and cost allocation requirements for public utility transmission providers. The rule builds on the reforms of Order No. 890 and corrects remaining deficiencies with respect to transmission planning processes and cost allocation methods. Cleco Power is currently reviewing the new requirements and business practices. Management is unable, at this time, to determine if this order will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

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
In early 2009, the Arkansas Public Service Commission directed SPP to perform a comprehensive Cost Benefit Analysis Study (CBA Study) of full SPP membership by all the Entergy operating companies as compared to participation under the existing ICT services arrangement and full SPP membership by Entergy Arkansas, Inc. as a standalone entity, compared to continuing under the existing ICT services arrangement.
The study was completed on September 30, 2010. Additional addendum studies were performed during 2011, which included all the Entergy operating companies joining the Midwest Independent System Operator (MISO) RTO. Based on these addendum studies, Entergy has announced that MISO provides more overall savings for their customers than SPP. Currently, Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana have indicated their intent to join MISO by January 1, 2014.
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

Electric Reliability Organization
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards. In July 2006, FERC named NERC as the ERO that will be required to develop and enforce the mandatory reliability standards. All registered utilities subject to NERC’s authority are required to comply with the reliability standards and could be subjected to financial penalties if they violate NERC’s reliability standards.
In April 2010, the SPP RE conducted an audit of Cleco to determine Cleco’s compliance with the NERC Reliability Standard Requirements. Cleco submitted mitigation plans and evidence of remedial efforts in connection with the SPP’s findings from the April 2010 audit. In October 2010, Cleco and SPP agreed to a financial settlement totaling less than $0.1 million, which has been approved by NERC. Cleco’s next scheduled audit will begin in 2013.
For a discussion of risks associated with FERC’s regulation of Cleco Power’s wholesale electric business, see Part I, Item 1A, “Risk Factors — Reliability Standards Compliance.”

Retail Electric Markets
In 2002, the LPSC adopted order R-26172 governing the way electric generation sources are to be solicited and tested versus self-build options of a utility. In 2004, the LPSC amended the order to add the requirement that the soliciting utility employ an independent monitor. The independent monitor’s role is to assure the RFP process is run fairly, that bidder data is treated confidentially, and that no preference is afforded bids from affiliate companies of the utility or the utility’s own self-build proposals.
Currently, the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service is obtained through a long-term nonexclusive franchise. The LPSC uses a “300-foot rule” for determining the supplier for new customers. The “300-foot rule” requires a customer to take service from the electric utility that is within 300 feet of the respective customer. If the customer is beyond 300 feet from any existing utility service, they may choose their electric supplier. The “300-foot rule” (Docket No. R-28955) is currently under review by the LPSC. Management is unable to predict the time of completion and cannot determine the impact any potential rulemaking may have on the financial condition, results of operations, and cash flows of Cleco Power. The application of the current rule has led to competition with neighboring utilities for retail customers at the borders of Cleco Power’s service areas. Such competition has led to complaints by competitors that Cleco Power has violated the 300-foot rule. Several complaints have been made by competitors who operate as rural electric cooperatives and, if the LPSC were to rule in favor of such competitors, Cleco Power may be fined. Management does not believe any such fines, if imposed, would have a material impact on Cleco Power’s financial condition. Cleco Power also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications. Cleco Power could experience some

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

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
In September 2009, in connection with its approval of the Oxbow Lignite Mine acquisition, the LPSC agreed to discontinue benchmarking and the corresponding potential to defer future lignite mining costs while preserving the recovery of the legacy deferred fuel balance previously authorized. At December 31, 2011, and 2010, Cleco Power had $19.1 million and $21.7 million, respectively, in deferred costs remaining uncollected.

Oxbow Lignite Mine Acquisition
In April 2009, Cleco Power entered into an agreement with SWEPCO to purchase Oxbow from NAC. In September 2009, the LPSC approved the joint application authorizing the acquisition of Oxbow. In December 2009, Cleco Power and SWEPCO completed the transaction. Cleco Power’s 50% portion of the purchase price for the lignite reserves was $12.9 million. SWEPCO likewise paid $12.9 million for its 50% interest in the lignite reserves. SWEPCO’s subsidiary, DHLC, acquired the mining equipment and related assets and permits for $15.6 million and operates the new mine along with its current operations at the Dolet Hills Lignite Mine on similar terms. The controlled lignite reserves of approximately 43 million tons contained within the Oxbow Mine permit area, together with the reserves from the Dolet Hills Lignite Mine are expected to be sufficient to fuel the Dolet Hills Power Station until at least 2026. The Red River Lignite Supply and

Transportation Agreement with NAC terminated upon the closing of this transaction.

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket. The project received LPSC and SPP approval in February 2009. Cleco Power’s initial portion of the estimated cost was approximately $150.0 million, including AFUDC. Due to lower material and labor costs than initially expected, Cleco Power’s estimated costs for its portion of the project were reduced to $125.0 million, including AFUDC. At December 31, 2011, Cleco Power had spent $96.2 million on the project, including AFUDC. The costs associated with the completed portions of the Acadiana Load Pocket project are included in base revenue. The project is estimated to be 87% complete with the completion expected by December 2012. Upgrading the interconnected transmission system is expected to increase capacity, reduce transmission constraints, and improve electric service for customers served by all three utilities.

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
Implementing advanced metering technology includes installing smart meters with two-way communication capabilities along with implementing a territory-wide communication network and data management system. The primary initial benefit is savings gained through operational efficiencies. Another benefit is increased information about customer usage, which will give Cleco Power better distribution system planning data, better response to customer usage questions, and faster detection and restoration of system outages. Future benefits could include providing customers with near real-time energy usage information and rate options. These benefits may also require other significant capital investments.
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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

and the LPSC Staff’s respective testimony, were made part of the docket’s evidentiary record. In November 2010, the LPSC requested that Cleco Power levelize the impact to customers’ bills by utilizing deferrals of initial net incremental costs in the early years, which would then reverse as net cost savings materialize later in the project cycle. Cleco Corporation’s Board of Directors approved the realigned recovery mechanism on January 28, 2011, and the LPSC approved the project at its February 23, 2011, Business and Executive Session. At December 31, 2011, Cleco Power had incurred $9.8 million in project costs, of which $4.4 million has been submitted to the DOE for reimbursement. As of December 31, 2011, Cleco Power had received $3.5 million in payments from the DOE. The project is expected to be completed in the third quarter of 2013.

Teche Unit 4 Blackstart Project
In January 2009, Cleco Power filed an application with the LPSC to improve its “blackstart” process by constructing a 33-MW gas turbine sited at the Teche Power Station, which has been designated as Teche Unit 4. This project allows Cleco Power to return its generating system to service more efficiently than was previously possible in the event of a total system shutdown, and can also be dispatched in peaking service to meet system load requirements. As part of the Teche Power Station, Teche Unit 4 is located in a region known as the Acadiana Load Pocket, an area that has experienced considerable growth in recent years. The LPSC approved the application with estimated costs of $31.0 million in December 2009, and construction began in April 2010. The new unit was placed into commercial operation in April 2011. The project was completed at a total cost of $29.6 million.

Franchises
For information on franchises, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises.”

Recent Authoritative Guidance
For a discussion of recent authoritative guidance, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Authoritative Guidance.”

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Overview

Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas in the industry on different energy exchanges.
Cleco applies the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market. Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting since Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements. When positions close, actual gains or losses are included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.
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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

current interest rate applicable to such debt.
As of December 31, 2011, the carrying value of Cleco’s long-term fixed-rate debt was approximately $1.34 billion, with a fair market value of approximately $1.53 billion. The $188.3 million difference between the carrying value of the debt and the market value of such debt is driven by the spread between the stated rate of Cleco’s debt as compared to the current market yield for debt with similar risk profiles, maturities, and terms as Cleco’s debt. Fair value was determined using quoted market prices. Each 1% increase in the average interest rates applicable to such debt would result in a corresponding decrease of approximately $97.7 million in the fair value of these instruments. If these instruments are held to maturity, no change in stated value will be realized.
At December 31, 2011, Cleco had no short-term variable rate debt outstanding.
At December 31, 2011, Cleco Corporation had $10.0 million borrowings outstanding under its $250.0 million credit facility at an interest rate of 1.78%. The borrowings under the credit facility are considered to be long-term as the credit facility expires in 2016. The borrowing costs under the facility are equal to one-month LIBOR plus 1.50% or ABR plus 0.50%, plus facility fees of 0.25%. The existing borrowings had 30-day terms and matured on January 16, 2011. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco's pre-tax earnings of $0.1 million.
On November 14, 2011, Cleco Power entered into a forward starting interest rate swap contract in order to mitigate the interest rate exposure on coupon payments related to a $50.0 million fixed-rate forecasted debt issuance. The forward starting interest rate swap has a spot 30-year all-in swap rate of 3.05%, notional amount of $50.0 million, with the pricing date of May 14, 2013, or the issuance of the notes, whichever is earlier. The forward starting interest rate swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging. The fair market value of the forward starting interest rate swap is the net of the present value of the fixed payments to be paid by Cleco Power and the present value of the three-month LIBOR payments to be received by Cleco Power. Cleco Power recognized $3.3 million unrealized mark-to-market loss in other comprehensive income for the year ended December 31, 2011. The offsetting liability was recorded on Cleco Corporation and Cleco Power's Consolidated Balance Sheets as an interest rate risk management liability. There was no impact to earnings due to ineffectiveness for the year ended December 31, 2011. For every 0.01% change in the three-month LIBOR forward curve, the value of the forward starting interest rate swap changes by approximately $0.1 million.

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
Cleco Power provides fuel for generation and purchases

power to meet the power demands of customers. Cleco Power has entered into positions to mitigate the volatility in customer fuel costs, as encouraged by an LPSC order. Cleco Power’s fuel stabilization policy targets certain levels of hedging percentages to help mitigate the volatility in customer fuel costs. The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles. Based on market prices at year end, the net mark-to-market impact related to open natural gas positions at December 31, 2011, and 2010, were losses of $5.3 million and $15.1 million, respectively. All of these natural gas positions will close over the next 12 months. Deferred losses relating to closed natural gas positions at December 31, 2011, and 2010, totaled $1.2 million and $1.6 million, respectively.
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
Based on these assumptions, the VaR relating to Cleco Power’s hedge transactions for 2011, as well as the VaR at December 31, 2011, and 2010, are summarized in the following table.

	FOR THE YEAR ENDED DECEMBER 31, 2011			AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2011	2010
Fuel cost hedges	$453.1	$195.9	$312.1	$196.1	$1,346.0

All open positions were transacted by Cleco Power. The decrease in VaR for fuel cost hedges at December 31, 2011, compared to December 31, 2010, is due to the decrease in hedged positions.
The following table summarizes the market value maturities of open natural gas contracts at December 31, 2011. All contracts were transacted by Cleco Power.

(THOUSANDS)	MATURITY LESS THAN ONE YEAR	MATURITY 1-3 YEARS	MATURITY OVER THREE YEARS	TOTAL FAIR VALUE
Liabilities	$6,656	$—	$—	$6,656

For more information on the market value maturities of contracts, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Fair Value Accounting.”

Cleco Power

Please refer to “— Risk Overview” above for a discussion of market risk inherent in Cleco Power’s market risk-sensitive instruments.
Cleco Power has entered into various fixed- and variable-rate debt obligations. For details, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Statements — Note 6 — Debt.” Please refer to “— Interest Rate Risks” above for a discussion of how Cleco Power monitors its mix of fixed- and variable-rate debt obligations and the manner of calculating changes in fair market value and interest expense of its debt obligations.
As of December 31, 2011, the carrying value of Cleco Power’s long-term fixed-rate debt was approximately $1.34 billion, with a fair market value of approximately $1.53 billion. The $188.3 million difference between the carrying value of the debt and the market value of such debt is driven by the spread between the stated rate of Cleco Power’s debt as compared to the current market yield for debt with similar risk profiles, maturities, and terms as Cleco Power’s debt. Fair value was

determined using quoted market prices. Each 1% increase in the average interest rates applicable to such debt would result in a corresponding decrease of approximately $97.7 million in the fair values of these instruments. If these instruments are held to maturity, no change in stated value will be realized.
Cleco Power had no short- or long-term variable-rate debt as of December 31, 2011. At December 31, 2011, Cleco Power had no borrowings outstanding under its $300.0 million credit facility.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of
Directors of Cleco Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cleco Corporation (the “Company”) and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 22, 2012

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Income

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2011	2010	2009
Operating revenue
Electric operations	$1,051,956	$1,086,102	$808,646
Tolling operations	19,004	26,067	—
Other operations	52,962	44,529	33,651
Affiliate revenue	202	1,564	11,461
Gross operating revenue	1,124,124	1,158,262	853,758
Electric customer credits	(6,811)	(9,596)	—
Operating revenue, net	1,117,313	1,148,666	853,758
Operating expenses
Fuel used for electric generation	383,254	363,550	261,456
Power purchased for utility customers	67,898	141,864	216,906
Other operations	126,413	119,516	109,060
Maintenance	82,076	81,228	51,300
Depreciation	119,790	112,203	78,204
Taxes other than income taxes	36,356	34,626	29,947
Loss on sales of assets	491	338	76
Total operating expenses	816,278	853,325	746,949
Operating income	301,035	295,341	106,809
Interest income	891	409	1,512
Allowance for other funds used during construction	4,947	12,413	73,269
Equity income (loss) from investees, before tax	62,050	38,849	(17,423)
Gain on toll settlement	—	148,402	—
Other income	8,914	5,242	5,581
Other expense	(8,434)	(6,991)	(2,807)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	72,445	100,339	77,228
Allowance for borrowed funds used during construction	(1,787)	(4,563)	(26,173)
Total interest charges	70,658	95,776	51,055
Income before income taxes	298,745	397,889	115,886
Federal and state income tax expense	102,897	142,498	9,579
Net income	195,848	255,391	106,307
Preferred dividends requirements	26	46	46
Preferred stock redemption costs	112	—	—
Net income applicable to common stock	$195,710	$255,345	$106,261

Average number of basic common shares outstanding	60,488,740	60,431,142	60,187,894
Average number of diluted common shares outstanding	60,833,564	60,754,589	60,498,205
Basic earnings per share
Net income applicable to common stock	$3.24	$4.23	$1.77
Diluted earnings per share
Net income applicable to common stock	$3.22	$4.20	$1.76
Cash dividends paid per share of common stock	$1.1225	$0.975	$0.900
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets

	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Assets
Current assets
Cash and cash equivalents	$93,576	$191,128
Restricted cash	8,761	14,959
Customer accounts receivable (less allowance for doubtful accounts of $1,128 in 2011 and $1,046 in 2010)	37,813	38,820
Accounts receivable – affiliate	—	831
Other accounts receivable (less allowance for doubtful accounts of $8 in 2011 and $2,409 in 2010)	42,051	52,546
Taxes receivable	44,584	50,104
Unbilled revenue	30,129	44,649
Fuel inventory, at average cost	41,845	82,737
Material and supplies inventory, at average cost	53,714	48,265
Accumulated deferred federal and state income taxes, net	29,249	4,106
Accumulated deferred fuel	2,136	10,348
Cash surrender value of company-/trust-owned life insurance policies	51,073	49,789
Prepayments	5,384	6,399
Regulatory assets – other	13,028	13,508
Other current assets	3,442	661
Total current assets	456,785	608,850
Property, plant and equipment
Property, plant, and equipment	4,023,655	3,810,896
Accumulated depreciation	(1,230,783)	(1,162,456)
Net property, plant, and equipment	2,792,872	2,648,440
Construction work in progress	101,027	135,785
Total property, plant and equipment, net	2,893,899	2,784,225
Equity investment in investees	14,540	86,732
Prepayments	4,770	5,274
Restricted cash, less current portion	27,067	26,089
Regulatory assets and liabilities – deferred taxes, net	214,421	203,696
Regulatory assets – other	269,444	266,431
Net investment in direct financing lease	13,633	13,817
Intangible asset	133,595	145,374
Other deferred charges	22,048	20,922
Total assets	$4,050,202	$4,161,410
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets (Continued)

	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Short-term debt	$—	$150,000
Long-term debt due within one year	24,258	12,269
Accounts payable	125,721	123,042
Retainage	3,587	2,726
Accounts payable – affiliate	—	155
Customer deposits	43,091	38,934
Provision for rate refund	7,323	9,598
Interest accrued	22,642	34,462
Energy risk management liability	5,336	9,027
Interest rate risk management liability	3,330	—
Regulatory liabilities - other	33,019	43,562
Deferred compensation	8,302	7,751
Uncertain tax positions	27,239	31,853
Other current liabilities	17,154	14,302
Total current liabilities	321,002	477,681
Deferred credits
Accumulated deferred federal and state income taxes, net	649,926	553,211
Accumulated deferred investment tax credits	7,432	8,669
Postretirement benefit obligations	133,274	166,387
Regulatory liabilities – other	7,303	44,313
Restricted storm reserve	24,880	25,993
Uncertain tax positions	23,494	60,395
Tax credit fund investment, net	61,507	44,514
Contingent sale obligations	29,357	4,714
Other deferred credits	35,114	57,617
Total deferred credits	972,287	965,813
Long-term debt, net	1,337,056	1,399,709
Total liabilities	2,630,345	2,843,203
Commitments and Contingencies (Note 14)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued zero and 10,288 shares at December 31, 2011, and 2010, respectively	—	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,702,342 and 60,539,624 shares and outstanding 60,291,939 and 60,526,126 shares at December 31, 2011, and 2010, respectively	60,702	60,540
Premium on common stock	409,904	405,313
Retained earnings	990,605	863,237
Treasury stock, at cost, 410,403 and 13,498 shares at December 31, 2011, and 2010, respectively	(13,215)	(274)
Accumulated other comprehensive loss	(28,139)	(11,638)
Total common shareholders’ equity	1,419,857	1,317,178
Total shareholders’ equity	1,419,857	1,318,207
Total liabilities and shareholders’ equity	$4,050,202	$4,161,410
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
Operating activities
Net income	$195,848	$255,391	$106,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,765	168,363	121,436
Gain on forgiveness of debt	—	(129,870)	—
Return on equity investment in investees	58,665	—	750
(Income) loss from equity investments	(62,050)	(38,849)	17,423
Unearned compensation expense	7,416	5,587	6,087
Allowance for other funds used during construction	(4,947)	(12,413)	(73,269)
Net deferred income taxes	23,618	54,873	(5,983)
Deferred fuel costs	653	21,086	7,223
Cash surrender value of company-/trust-owned life insurance	1,687	(2,759)	(5,180)
Changes in assets and liabilities:
Accounts receivable	(15,798)	(16,156)	8,310
Accounts and notes receivable, affiliate	1,161	2,109	(8,701)
Unbilled revenue	14,520	(22,675)	(2,262)
Fuel, materials and supplies inventory	35,442	(7,465)	(26,680)
Prepayments	1,520	(2,316)	1,575
Accounts payable	(1,137)	8,167	18,593
Accounts and notes payable, affiliate	(552)	(2,215)	(22,796)
Customer deposits	12,693	12,313	12,906
Long-term receivable	—	27,976	—
Postretirement benefit obligations	(55,529)	2,975	(11,173)
Regulatory assets and liabilities, net	(43,131)	(88,333)	32,922
Contingent sale obligations	10,900	4,714	—
Other deferred accounts	(1,084)	1,813	(46,051)
Retainage payable	(2,481)	(27)	(13,011)
Taxes accrued	5,171	(34,266)	23,612
Interest accrued	(38,103)	2,466	(4,138)
Energy risk management assets and liabilities, net	4,646	7,885	4,406
Other operating	(1,873)	(3,201)	(854)
Net cash provided by operating activities	308,020	215,173	141,452
Investing activities
Additions to property, plant, and equipment	(195,882)	(305,157)	(256,558)
Allowance for other funds used during construction	4,947	12,413	73,269
Cash from reconsolidation of VIEs	3,879	812	—
Return of equity investment in investees	89,654	—	850
Equity investment in investees	(1,460)	(8,700)	(29,809)
Return of equity investment in tax credit fund	33,430	—	—
Contributions to tax credit fund	(43,921)	(35,871)	(15,730)
Repayment of company-owned life insurance loan	—	(14,355)	—
Transfer of cash from restricted accounts	5,220	45,535	46,531
Other investing	2,458	(1,582)	(2,002)
Net cash used in investing activities	(101,675)	(306,905)	(183,449)
(Continued on next page)

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows (Continued)

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
Financing activities
Issuance of short-term debt	—	150,000	—
Retirement of short-term debt	(150,000)	—	—
Draws on credit facility	95,000	20,000	93,000
Payments on credit facility	(100,000)	(100,000)	(28,000)
Issuance of long-term debt	100,000	247,245	190,369
Retirement of long-term debt	(12,269)	(120,867)	(114,846)
Repurchase of long-term debt	(132,000)	—	—
Repurchase of common stock	(13,009)	—	—
Redemption of preferred stock	(1,039)	—	—
Settlement of treasury rate lock	(18,636)	5,675	4,696
Dividends paid on preferred stock	(26)	(46)	(46)
Dividends paid on common stock	(68,023)	(58,988)	(54,221)
Other financing	(3,895)	(5,352)	(1,245)
Net cash (used in) provided by financing activities	(303,897)	137,667	89,707
Net (decrease) increase in cash and cash equivalents	(97,552)	45,935	47,710
Cash and cash equivalents at beginning of period	191,128	145,193	97,483
Cash and cash equivalents at end of period	$93,576	$191,128	$145,193
Supplementary cash flow information
Interest paid (net of amount capitalized)	$87,359	$90,773	$84,629
Interest paid on treasury rate lock settlement	$8,128	$—	$—
Income taxes paid (refunded), net	$46,636	$75,498	$(30,309)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$17,525	$6,032	$11,396
Issuance of treasury stock – LTICP	$68	$93	$117
Issuance of common stock – LTICP/ESPP	$328	$299	$290
Incurrence of capital lease obligation - barges	$—	$—	$22,050
Non-cash additions to property, plant, and equipment	$4,586	$152,067	$—
Non-cash return of investment	$—	$152,067	$—
Non-cash contribution to subsidiary, net of tax	$—	$225,732	$—
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Comprehensive Income

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
Net income	$195,848	$255,391	$106,307
Other comprehensive loss, net of tax:
Amortization of postretirement benefit net loss (gain) (net of tax expense of $605 in 2011, and tax benefit of $20 in 2010 and $158 in 2009)	1,213	(31)	(160)
Postretirement benefit loss incurred during the year (net of tax benefit of $949 in 2011 and $2,553 in 2009, and tax expense of $131 in 2010)	(1,721)	(4,241)	(3,403)
Cash flow hedges:
Net derivative (loss) gain (net of tax benefit of $9,873 in 2011, and tax expense of $1,823 in 2010 and $1,208 in 2009)	(15,788)	2,916	1,930
Reclassification of net (gain) loss to interest charges (net of tax benefit of $129 in 2011, and tax expense of $197 in 2010 and $110 in 2009)	(205)	315	175
Reclassification of net loss to other expense (net of tax expense of $434 in 2010)	—	694	—
Total other comprehensive loss, net of tax	(16,501)	(347)	(1,458)
Comprehensive income, net of tax	$179,347	$255,044	$104,849
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Common Shareholders’ Equity

	COMMON STOCK					TREASURY STOCK
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT		PREMIUM ON COMMON STOCK	RETAINED EARNINGS	SHARES	COST	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL COMMON EQUITY
Balances, December 31, 2008	60,066,345	$60,066		$394,517	$615,514	(23,831)	$(428)	$(9,833)	$1,059,836
Common stock issued for compensatory plans	211,117	211		4,615	—	—	—	—	4,826
Issuance of treasury stock	—	—		16	—	5,737	117	—	133
Dividend requirements, preferred stock, net	—	—		—	(46)	—	—	—	(46)
Dividends on common stock, $0.900 per share	—	—		—	(54,555)	—	—	—	(54,555)
Net income	—	—		—	106,307	—	—	—	106,307
Other comprehensive loss, net of tax	—	—		—	—	—	—	(1,458)	(1,458)
Balances, December 31, 2009	60,277,462	$60,277		$399,148	$667,220	(18,094)	$(311)	$(11,291)	$1,115,043
Common stock issued for compensatory plans	262,162	263		6,129	—			—	6,392
Issuance of treasury stock	—	—		36	—	4,596	37	—	73
Dividend requirements, preferred stock, net	—	—		—	(46)	—	—	—	(46)
Dividends on common stock, $0.975 per share	—	—		—	(59,328)	—	—	—	(59,328)
Net income	—	—		—	255,391	—	—	—	255,391
Other comprehensive loss, net of tax	—	—		—	—	—	—	(347)	(347)
Balances, December 31, 2010	60,539,624	$60,540		$405,313	$863,237	(13,498)	$(274)	$(11,638)	$1,317,178
Common stock issued for compensatory plans	162,718	162		4,523	—	—	—	—	4,685
Issuance of treasury stock	—	—		68	—	3,095	68	—	136
Repurchase of treasury stock	—	—		—	—	(400,000)	(13,009)	—	(13,009)
Dividend requirements, preferred stock, net	—	—		—	(26)	—	—	—	(26)
Stock redemption costs, preferred stock, net	—	—	—	—	(112)	—	—	—	(112)
Dividends on common stock, $1.1225 per share	—	—		—	(68,342)	—	—	—	(68,342)
Net income	—	—		—	195,848	—	—	—	195,848
Other comprehensive loss, net of tax	—	—		—	—	—	—	(16,501)	(16,501)
Balances, December 31, 2011	60,702,342	$60,702		$409,904	$990,605	(410,403)	$(13,215)	$(28,139)	$1,419,857
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Member and Board of
Managers of Cleco Power LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cleco Power LLC (the “Company”) and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 22, 2012

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO POWER

Consolidated Statements of Income

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
Operating revenue
Electric operations	$1,051,956	$1,086,102	$808,646
Other operations	50,948	42,578	33,558
Affiliate revenue	1,389	1,371	1,395
Gross operating revenue	1,104,293	1,130,051	843,599
Electric customer credits	(6,811)	(9,596)	—
Operating revenue, net	1,097,482	1,120,455	843,599
Operating expenses
Fuel used for electric generation	383,254	363,550	261,456
Power purchased for utility customers	67,898	141,864	216,906
Other operations	119,553	111,966	99,704
Maintenance	74,603	72,048	47,179
Depreciation	112,846	105,586	77,064
Taxes other than income taxes	32,157	32,744	29,758
(Gain) loss on sales of assets	(9)	47	70
Total operating expenses	790,302	827,805	732,137
Operating income	307,180	292,650	111,462
Interest income	630	379	1,449
Allowance for other funds used during construction	4,947	12,413	73,269
Other income	3,163	2,007	2,370
Other expense	(6,586)	(6,206)	(3,525)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	98,877	83,294	84,735
Allowance for borrowed funds used during construction	(1,787)	(4,563)	(26,173)
Total interest charges	97,090	78,731	58,562
Income before income taxes	212,244	222,512	126,463
Federal and state income taxes	69,409	75,107	15,297
Net income	$142,835	$147,405	$111,166
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO POWER

Consolidated Balance Sheets

	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Assets
Utility plant and equipment
Property, plant, and equipment	$3,759,541	$3,552,779
Accumulated depreciation	(1,153,004)	(1,085,945)
Net property, plant, and equipment	2,606,537	2,466,834
Construction work in progress	97,595	130,396
Total utility plant, net	2,704,132	2,597,230
Current assets
Cash and cash equivalents	67,458	184,912
Restricted cash	8,761	14,959
Customer accounts receivable (less allowance for doubtful accounts of $1,128 in 2011 and $1,046 in 2010)	37,813	38,820
Accounts receivable – affiliate	2,405	2,738
Other accounts receivable (less allowance for doubtful accounts of $8 in 2011 and $2,349 in 2010)	35,618	47,992
Taxes receivable	3,197	4,123
Unbilled revenue	30,129	44,649
Fuel inventory, at average cost	41,845	82,737
Material and supplies inventory, at average cost	51,132	45,913
Accumulated deferred federal and state income taxes, net	19,829	2,811
Accumulated deferred fuel	2,136	10,348
Cash surrender value of company-owned life insurance policies	20,433	20,051
Prepayments	4,155	4,944
Regulatory assets – other	13,028	13,508
Other current assets	375	412
Total current assets	338,314	518,917
Equity investment in investee	14,532	13,073
Prepayments	4,770	5,274
Restricted cash, less current portion	26,970	25,992
Regulatory assets and liabilities – deferred taxes, net	214,421	203,696
Regulatory assets – other	269,444	266,431
Intangible asset	133,595	145,374
Other deferred charges	20,293	19,218
Total assets	$3,726,471	$3,795,205
(Continued on next page)

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO POWER

Consolidated Balance Sheets (Continued)

	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Liabilities and member’s equity
Member’s equity	$1,230,862	$1,233,923
Long-term debt, net	1,327,056	1,384,709
Total capitalization	2,557,918	2,618,632
Current liabilities
Long-term debt due within one year	24,258	12,269
Accounts payable	111,504	112,487
Retainage	3,587	2,726
Accounts payable – affiliate	9,311	7,945
Customer deposits	43,091	38,934
Provision for rate refund	7,323	9,598
Interest accrued	22,540	13,450
Energy risk management liability, net	5,336	9,027
Interest rate risk management liability	3,330	—
Regulatory liabilities – other	33,019	43,562
Uncertain tax positions	27,465	—
Other current liabilities	11,193	9,862
Total current liabilities	301,957	259,860
Commitments and Contingencies (Note 14)
Deferred credits
Accumulated deferred federal and state income taxes, net	675,835	601,574
Accumulated deferred investment tax credits	7,432	8,669
Postretirement benefit obligations	94,147	130,757
Regulatory liabilities – other	7,303	44,313
Restricted storm reserve	24,880	25,993
Uncertain tax positions	19,906	54,835
Other deferred credits	37,093	50,572
Total deferred credits	866,596	916,713
Total liabilities and member’s equity	$3,726,471	$3,795,205
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
Operating activities
Net income	$142,835	$147,405	$111,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,109	119,940	88,843
Unearned compensation expense	1,796	1,846	1,855
Allowance for other funds used during construction	(4,947)	(12,413)	(73,269)
Net deferred income taxes	45,608	34,555	3,230
Deferred fuel costs	653	21,086	7,223
Cash surrender value of company-owned life insurance	(383)	(345)	(454)
Changes in assets and liabilities:
Accounts receivable	(14,858)	(16,261)	9,646
Accounts and notes receivable, affiliate	464	349	(656)
Unbilled revenue	14,520	(22,675)	(2,262)
Fuel, materials and supplies inventory	35,673	(7,202)	(26,680)
Prepayments	1,294	(2,016)	1,386
Accounts payable	(2,017)	8,934	18,254
Accounts and notes payable, affiliate	600	(18,598)	17,855
Customer deposits	12,693	12,313	12,906
Postretirement benefit obligations	(57,531)	647	(13,469)
Regulatory assets and liabilities, net	(43,131)	(88,333)	32,922
Other deferred accounts	(7,788)	(8,082)	(37,021)
Retainage payable	(2,481)	(27)	(13,011)
Taxes accrued	926	(7,561)	9,430
Interest accrued	(5,609)	1,594	(4,140)
Energy risk management assets and liabilities, net	4,646	7,885	4,406
Other operating	(355)	(2,282)	(101)
Net cash provided by operating activities	249,717	170,759	148,059
Investing activities
Additions to property, plant, and equipment	(182,574)	(149,211)	(255,585)
Allowance for other funds used during construction	4,947	12,413	73,269
Equity investment in investees	(1,460)	(200)	(12,873)
Repayment of company-owned life insurance loan	—	(14,355)	—
Transfer of cash from restricted accounts	5,220	15,404	46,531
Other investing	3,674	1,277	327
Net cash used in investing activities	(170,193)	(134,672)	(148,331)
(Continued on next page)

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows (Continued)

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
Financing activities
Draws on credit facility	60,000	—	45,000
Payments on credit facility	(60,000)	—	(45,000)
Issuance of long-term debt	100,000	247,245	190,369
Retirement of long-term debt	(12,269)	(85,704)	(114,846)
Repurchase of long-term debt	(132,000)	—	—
Settlement of treasury rate lock	(18,636)	5,675	4,696
Distribution to parent	(130,000)	(150,000)	(30,000)
Other financing	(4,073)	(6,504)	(3,376)
Net cash (used in) provided by financing activities	(196,978)	10,712	46,843
Net (decrease) increase in cash and cash equivalents	(117,454)	46,799	46,571
Cash and cash equivalents at beginning of period	184,912	138,113	91,542
Cash and cash equivalents at end of period	$67,458	$184,912	$138,113
Supplementary cash flow information
Interest paid (net of amount capitalized)	$85,607	$79,044	$81,508
Interest paid on treasury rate lock settlement	$8,128	$—	$—
Income taxes paid (refunded), net	$2,233	$(5,425)	$4,444
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$21,007	$5,697	$11,335
Incurrence of capital lease obligation - barges	$—	$—	$22,050
Non-cash additions to property, plant, and equipment	$4,586	$304,134	$—
Non-cash assumption of deferred tax liability	$—	$78,402	$—
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
Net income	$142,835	$147,405	$111,166
Other comprehensive loss, net of tax:
Amortization of postretirement benefit net loss (gain) (net of tax expense of $303 in 2011 and tax benefit of $239 in 2010 and $322 in 2009)	692	(381)	(433)
Postretirement benefit loss incurred during the year (net of tax benefit of $266 in 2011 and $1,715 in 2009, and tax expense of $725 in 2010)	(595)	(2,607)	(2,167)
Cash flow hedges:
Net derivative (loss) gain (net of tax benefit of $9,873 in 2011, and tax expense of $1,823 in 2010 and $1,208 in 2009)	(15,788)	2,916	1,930
Reclassification of net (gain) loss to interest charges (net of tax benefit of $129 in 2011, and tax expense of $197 in 2010 and $110 in 2009)	(205)	315	175
Reclassification of net loss to other expense (net of tax expense of $434 in 2010)	—	694	—
Total other comprehensive (loss) income, net of tax	(15,896)	937	(495)
Comprehensive income, net of tax	$126,939	$148,342	$110,671
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Member’s Equity

(THOUSANDS)	MEMBER’S EQUITY	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TOTAL MEMBER’S EQUITY
Balances, December 31, 2008	$934,354	$(5,176)	$929,178
Other comprehensive loss, net of tax	—	(495)	(495)
Distribution to parent	(30,000)	—	(30,000)
Net income	111,166	—	111,166
Balances, December 31, 2009	1,015,520	(5,671)	1,009,849
Other comprehensive income, net of tax	—	937	937
Distribution to parent	(150,000)	—	(150,000)
Non-cash property donation, net of tax	225,732	—	225,732
Net income	147,405	—	147,405
Balances, December 31, 2010	1,238,657	(4,734)	1,233,923
Other comprehensive income, net of tax	—	(15,896)	(15,896)
Distribution to parent	(130,000)	—	(130,000)
Net income	142,835	—	142,835
Balances, December 31, 2011	$1,251,492	$(20,630)	$1,230,862
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Index to Applicable Notes to the Financial Statements of Registrants

Note 1	The Company	Cleco Corporation and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Jointly Owned Generation Units	Cleco Corporation and Cleco Power
Note 5	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 6	Debt	Cleco Corporation and Cleco Power
Note 7	Common and Preferred Stock	Cleco Corporation and Cleco Power
Note 8	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 9	Income Taxes	Cleco Corporation and Cleco Power
Note 10	Disclosures about Segments	Cleco Corporation
Note 11	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 12	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 13	Operating Leases	Cleco Corporation and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 15	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 16	Intangible Asset	Cleco Corporation and Cleco Power
Note 17	Evangeline Transactions	Cleco Corporation
Note 18	Acadia Transactions	Cleco Corporation and Cleco Power
Note 19	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power
Note 20	Miscellaneous Financial Information (Unaudited)	Cleco Corporation and Cleco Power

Notes to the Financial Statements

Note 1 — The Company

General
Cleco Corporation is a holding company composed of the following:

•
Cleco Power, a regulated electric utility subsidiary, which owns nine generating units with a total nameplate capacity of 2,524 MW and serves approximately 281,000 customers in Louisiana through its retail business and 10 communities across Louisiana and Mississippi through wholesale power contracts. Cleco Power also owns a 50% interest in an entity that owns lignite reserves. Cleco Power owns all of the outstanding membership interests in Cleco Katrina/Rita, a special purpose entity, that is consolidated with Cleco Power in its financial statements.

•	Midstream is a wholesale energy subsidiary regulated by FERC which owns Evangeline (which operates Coughlin).

•	Cleco Corporation’s other operations consist of a holding company, two transmission interconnection facility subsidiaries, a shared services subsidiary, and an investment subsidiary.

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
On January 1, 2010, Cleco implemented the amended authoritative guidance with respect to the consolidation of Perryville, Attala, and Evangeline. For more information on the consolidation of these entities, see Note 12 — “Variable Interest Entities.”

Reclassifications
Certain reclassifications have been made to the 2009 and 2010 financial statements to conform them to the presentation used in the 2011 financial statements. These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.
The Registrants determined that an error existed in the statement of cash flow methodology for determining non-cash transactions related to property, plant, and equipment, specifically the dollar amount of property, plant, and equipment acquisitions included in accounts payable. This caused errors between the operating activities section and investing activities section for prior years, including 2009 and 2010.
Cleco Corporation and Cleco Power’s Consolidated Statements of Cash Flows for the years ended December 31, 2010, and 2009, have been adjusted to correct the presentation of cash flows related to accruals for property, plant, and equipment. These corrections had no impact on the Registrants’ financial condition or results of operations. Management believes that these corrections did not have a material effect on the Registrants’ Consolidated Statements of Cash Flows. The corrections to the December 31, 2010, and

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

2009 Consolidated Statements of Cash Flows are presented in the following tables.

Cleco
	FOR THE YEAR ENDED
		2009		2010
(THOUSANDS)	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED
Accounts receivable	$8,310	$8,310	$(35,156)	$(16,156)
Accounts payable	$11,231	$18,593	$3,459	$8,167
Retainage payable	$(11,921)	$(13,011)	$1,913	$(27)
Net cash provided by operating activities	$135,179	$141,452	$193,405	$215,173
Additions to property, plant, and equipment	$(250,286)	$(256,558)	$(283,389)	$(305,157)
Net cash used in investing activities	$(177,176)	$(183,449)	$(285,137)	$(306,905)
Net increase in cash and cash equivalents	$47,710	$47,710	$45,935	$45,935
Cash and cash equivalents at the beginning of the period	$97,483	$97,483	$145,193	$145,193
Cash and cash equivalents at the end of the period	$145,193	$145,193	$191,128	$191,128
Accrued additions to property, plant, and equipment	$3,069	$11,396	$17,765	$6,032

Cleco Power
	FOR THE YEAR ENDED
		2009		2010
(THOUSANDS)	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED
Accounts receivable	$9,646	$9,646	$(35,261)	$(16,261)
Accounts payable	$10,831	$18,254	$3,936	$8,934
Retainage payable	$(11,921)	$(13,011)	$1,913	$(27)
Net cash provided by operating activities	$141,726	$148,059	$148,701	$170,759
Additions to property, plant, and equipment	$(249,252)	$(255,585)	$(127,153)	$(149,211)
Net cash used in investing activities	$(141,998)	$(148,331)	$(112,614)	$(134,672)
Net increase in cash and cash equivalents	$46,571	$46,571	$46,799	$46,799
Cash and cash equivalents at the beginning of the period	$91,542	$91,542	$138,113	$138,113
Cash and cash equivalents at the end of the period	$138,113	$138,113	$184,912	$184,912
Accrued additions to property, plant, and equipment	$3,069	$11,335	$17,765	$5,697

Statements of Cash Flows
Cleco Corporation and Cleco Power’s Consolidated Statements of Cash Flows are prepared using the indirect method described in the authoritative guidance for the presentation of the statement of cash flows. This method requires that net income be adjusted to remove the effects of all deferrals and accruals of operating cash receipts and payments and the effects of all investing and financing cash flow items. Derivatives meeting the definition of an accounting hedge are classified in the same category as the item being hedged.

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
Pursuant to this authoritative guidance, Cleco Power has recorded regulatory assets and liabilities primarily for the effects of income taxes, postretirement plan costs, AFUDC equity gross-up, mining costs, and construction carrying costs. For more information regarding the regulatory assets and liabilities recorded by Cleco Power, see Note 3 — “Regulatory Assets and Liabilities.”

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
At the point the liability for asset retirement is incurred, the authoritative guidance requires capitalization of the costs to the related property, plant, and equipment asset. For AROs existing at the time of adoption, the statement requires capitalization of costs at the level that existed at the point of incurring the liability. These capitalized costs are depreciated over the same period as the related property asset. Cleco Power also defers the current depreciation of the asset retirement cost as a regulatory asset.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Under the authoritative guidance, the initial ARO liability recorded is accreted to its present value each accounting period. Cleco Power defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers. For more information on Cleco’s AROs, see Note 3 — “Regulatory Assets and Liabilities — Asset Removal Costs.”

Property, Plant, and Equipment
Property, plant, and equipment consist primarily of regulated utility generation and energy transmission assets. Regulated assets, utilized primarily for retail operations and electric transmission and distribution, are stated at the cost of construction, which includes certain materials, labor, payroll taxes and benefits, administrative and general costs, and the estimated cost of funds used during construction. Jointly owned assets are reflected in property, plant, and equipment at Cleco Power’s share of the cost to construct or purchase the assets. For information on jointly owned assets, see Note 4 — “Jointly Owned Generation Units.”
Cleco’s cost of improvements to property, plant, and equipment is capitalized. Costs associated with repairs and major maintenance projects are expensed as incurred. Cleco capitalizes the cost to purchase or develop software for internal use. The amounts of unamortized computer software costs at December 31, 2011, and 2010 were $3.3 million and $3.8 million, respectively. Amortization of capitalized computer software costs charged to expense for the years ending December 31, 2011, 2010, and 2009 was $1.5 million, $1.7 million, and $1.5 million, respectively.
Upon retirement or disposition, the cost of Cleco Power’s depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation. For Cleco’s other depreciable assets, upon disposition or retirement, the difference between the net book value of the property and any proceeds received for the property is recorded as a gain or loss on asset disposition on Cleco Corporation’s Consolidated Statements of Income. Any cost incurred to remove the asset is charged to expense. Annual depreciation provisions expressed as a percentage of average depreciable property for Cleco Power were 2.80% for 2011, 2.55% for 2010, and 3.22% for 2009. The 0.25% increase in the percentage of average depreciable property for Cleco Power from 2010 to 2011 was primarily due to Cleco Power’s new retail rate plan, the addition of Madison Unit 3, the acquisition of Acadia Unit 1, and the addition of Teche Unit 4.
Depreciation on property, plant, and equipment is calculated primarily on a straight-line basis over the useful lives of the assets, as follows:

YEARS
Utility plant	5-58
Other	5-44

During 2011, Cleco’s investment in regulated utility plant increased primarily due to the Acadiana Load Pocket project and the completion of Teche Unit 4. Teche Unit 4 has a useful life of 23 years.
Property, plant, and equipment consist of:

	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Regulated utility plants	$3,759,541	$3,552,054
Other	264,114	258,842
Total property, plant, and equipment	4,023,655	3,810,896
Accumulated depreciation	(1,230,783)	(1,162,456)
Net property, plant, and equipment	$2,792,872	$2,648,440

In 2010, Cleco Power’s acquisition of Acadia Unit 1 resulted in a plant acquisition adjustment. The plant acquisition adjustment represents the fair market value of the assets acquired in excess of their carrying value. In January 2010, the LPSC approved the full recovery of the $304.0 million purchase price for the acquisition of Acadia Unit 1, which includes a plant acquisition adjustment in the amount of $95.6 million. The plant acquisition adjustment in the amount of $5.4 million relates primarily to the 1997 acquisition of Teche. For more information on the Acadia Unit 1 transaction, see Note 18 — “Acadia Transactions — Acadia Unit 1.” The following table discloses the amounts of plant acquisition adjustments reported in Cleco Power’s property, plant, and equipment and the associated accumulated amortization reported in accumulated depreciation at December 31, 2011, and December 31, 2010.

(THOUSANDS)	AT DECEMBER 31, 2011	AT DECEMBER 31, 2010
Acadia Unit 1
Plant acquisition adjustment	$95,578	$95,578
Less: accumulated amortization	5,836	2,653
Net plant acquisition adjustment	$89,742	$92,925
Teche
Plant acquisition adjustment	5,359	$5,359
Less: accumulated amortization	3,724	3,470
Net plant acquisition adjustment	$1,635	$1,889

Deferred Project Costs
Cleco Power defers costs related to the initial stage of a construction project during which time the feasibility of the construction of property, plant, and equipment is being investigated. Cleco Power had spent approximately $1.2 million and $0.2 million as of December 31, 2011, and December 31, 2010, respectively, for various resource planning projects. These projects are still in the initial stages of development and as a result are classified as other deferred charges on Cleco Power’s Consolidated Balance Sheets.

Inventories
Fuel inventories consist of petroleum coke, coal, lignite, and natural gas used to generate electricity.
Materials and supplies inventory consists of transmission and distribution line construction and repair material, and generating station and transmission and distribution substation repair materials.
Both fuel and materials and supplies inventories are stated at average cost and are issued from inventory using the average cost of existing inventory. The amount of storeroom operating expenses allocated to inventory for the years ended December 31, 2011, and 2010 was $4.7 million and $3.2 million, respectively. Deferred storeroom operating expenses remaining in materials and supplies inventory as of December 31, 2011, and 2010 were $5.0 million and $1.9 million, respectively.
During 2010 and 2011, no fuel oil was purchased or burned. During 2011, Cleco Power sold its entire fuel oil

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

supply. Cleco Power does not anticipate a need to use fuel oil as a fuel source going forward.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. As of December 31, 2011, and 2010, the allowance for doubtful accounts amounted to $1.1 million and $3.5 million, respectively. There is no off-balance sheet credit exposure related to Cleco’s customers.

Financing Receivables
Cleco, through Perryville and Attala, has a combined net investment in direct financing lease long-term asset of $13.6 million. Each subsidiary leases its respective transmission assets to a single counterparty. Both counterparties are considered credit worthy and are expected to pay their obligations when due, thus, no allowance for credit loss has been recognized. Management bases this assessment on the following common factors of each counterparty:

•	both counterparties use the respective transmission facilities to move electricity from its power plants to the regional transmission grid,

•	neither counterparty has another avenue to move electricity from its respective power plants to the regional transmission grid,

•	the stream of payments was approved by the FERC through respective rate orders, and

•
both counterparties serve retail and wholesale customers in their respective service territories under LPSC oversight that allows recovery of prudent costs, of which, the stream of payments under the direct financing leases appear to be prudent.

Management monitors both entities for indication of adverse actions by their respective public service commissions and market conditions which would indicate an inability to pay their obligations under the direct financing leases when due. Since the inception of the agreements, each counterparty has paid their respective obligations when due and at December 31, 2011, no amounts were past due.

Reserves
Cleco maintains property insurance on generating stations, buildings and contents, and substations. Cleco is self-insured for any damage to transmission and distribution lines. To mitigate the exposure to potential financial loss for damage to lines, Cleco maintains an LPSC-approved funded storm reserve.
Cleco also maintains liability and workers’ compensation insurance to mitigate financial losses due to injuries and damages to the property of others. Cleco’s insurance covers claims that exceed certain self-insured limits. For claims that do not meet the limits to be covered by insurance, Cleco maintains reserves. The general liability and workers compensation reserves are immaterial because the balance of these items as of December 31, 2011, together represented 0.2% of total liabilities.

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

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash consisted of:

	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Diversified Lands’ mitigation escrow	$97	$97
Cleco Katrina/Rita’s storm recovery bonds	8,761	8,822
Cleco Power’s future storm restoration costs	24,876	25,992
Cleco Power’s renewable energy grant	381	—
Cleco Power’s GO Zone bonds	—	6,137
Cleco Power’s NOx allowance escrow	1,713	—
Total restricted cash	$35,828	$41,048

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of operating expenses, interest, and principal on storm recovery bonds. During 2011, Cleco Katrina/Rita collected $19.7 million net of operating expenses. In March and September 2011, Cleco Katrina/Rita used $6.3 million and $6.0 million, respectively for scheduled storm recovery bond principal payments and $3.8 million and $3.7 million, respectively for related interest. In 2011, Cleco Power received a $0.6 million renewable energy grant from the Louisiana Department of Natural Resources.

Equity Investments
Cleco reports its investment in unconsolidated affiliated companies on the equity method of accounting, as defined in the authoritative guidance on investments. The amounts reported on Cleco Corporation and Cleco Power's Consolidated Balance Sheets represent assets contributed by Cleco Corporation or Cleco Power, plus their share of the net income of the affiliate, less any distributions of earnings (dividends) received from the affiliate. The revenues and expenses of these affiliates are netted and reported on one line item as equity income from investees on Cleco Corporation and Cleco Power's Consolidated Statements of Income. For more information, see Note 12 — “Variable Interest Entities.”
Cleco applies the provisions of the authoritative guidance on investments to account for equity method investment impairments. Under this standard, Cleco evaluates at each balance sheet date whether events and circumstances have occurred that indicate a possible other-than-temporary decline in the fair value of the investment and the possible inability to recover the carrying value through operations. Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability. An impairment is recognized when an other-than-temporary decline in market value occurs and recovery of the carrying value is not probable. No impairments were recorded for 2011, 2010, or 2009. For more information, see Note 12 — “Variable Interest Entities.”
Prior to April 30, 2011, Cleco reported its investment in Cajun on the equity method of accounting. In conjunction with the disposition of Acadia Unit 2 to Entergy Louisiana, APH

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

received 100% ownership in Acadia in exchange for its 50% ownership interest in Cajun, and Acadia became a consolidated subsidiary of APH. Following the transaction, Acadia’s assets, liabilities, revenues, expenses, and cash flows are presented on the corresponding line items of Cleco Corporation’s consolidated financial statements, prospectively. For more information on the Acadia Unit 2 transaction, see Note 18 — “Acadia Transactions — Acadia Unit 2.”
Effective January 1, 2010, FASB amended the authoritative guidance on consolidation. Beginning January 1, 2010, the assets, liabilities, revenues, expenses, and cash flows for Evangeline, Perryville, and Attala are presented in the corresponding line items of the consolidated financial statements. For more information, see Note 12 — “Variable Interest Entities.”

Income Taxes
Cleco accounts for income taxes under the appropriate authoritative guidance. Cleco’s income tax expense and related regulatory assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities. Cleco files a federal consolidated income tax return for all wholly owned subsidiaries. Cleco computes its federal and state income taxes as if it were a standalone taxpayer. The LPSC generally requires Cleco Power to flow the state tax benefit of deductions immediately to customers. The LPSC specifically requires that the state tax benefits associated with the deductions related to storm damages be normalized. For more information on income taxes, see Note 9 — “Income Taxes.”

Investment Tax Credits
Investment tax credits, which were deferred for financial statement purposes, are amortized to income over the estimated service lives of the properties that gave rise to the credits.

New Markets Tax Credits
In August 2008, Cleco Corporation acquired a membership interest in U.S. Bank New Markets Tax Credit Fund 2008-1 LLC which was formed by U.S. Bancorp Community Development Corporation which purpose is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate new markets tax credits and historical rehabilitation tax credits. In July 2011, the operating agreement of the Fund was amended to include renewable energy investments qualifying for grants under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009. For more information, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures About Guarantees — Other Commitments — New Markets Tax Credits.”

Debt Expenses, Premiums, and Discounts
Expenses, premiums, and discounts applicable to debt securities are amortized to income ratably over the lives of the related issues. Expenses and call premiums related to refinanced Cleco Power debt are deferred and amortized over the life of the new issue.

Revenue and Fuel Costs
Utility Revenue  Revenue from sales of electricity is recognized based upon the amount of energy delivered. The costs of fuel and purchased power used for retail customers currently are recovered from customers through the fuel adjustment clause. These costs are subject to audit and final determination by regulators. Excise taxes and pass-through fees collected on the sale of electricity are not recorded in utility revenue.

Unbilled Revenue  Cleco Power accrues estimated revenue monthly for energy delivered since the latest billings. The monthly estimated unbilled revenue amounts are recorded as revenue and a receivable and are reversed the following month.

Other Revenue Other revenue is recognized at the time products or services are provided to and accepted by customers.

Evangeline Midstream owns 100% of Evangeline. On February 22, 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement whereby the parties agreed to terminate the existing Evangeline Tolling Agreement and enter into the Evangeline 2010 Tolling Agreement, which was considered to be an executory contract, whereby Evangeline’s revenues were derived. Some provisions, such as penalties and bonuses, were considered to be contingent and were recognized when the contingencies were fulfilled. A significant portion of Evangeline’s revenue was derived from a capacity payment, which it received when the plant was available to produce electricity. Evangeline also recognized variable revenue from the Evangeline 2010 Tolling Agreement which depended on the dispatch of the unit and the electricity generated. The Evangeline 2010 Tolling Agreement expired on December 31, 2011. Beginning January 1, 2012, Coughlin’s capacity and energy became available to Midstream. Evangeline was one of the successful bidders in Cleco Power’s RFP for short-term 2012 resources beginning January 1, 2012, and is currently providing 250 MW of capacity and energy to Cleco Power under a tolling agreement through April 30, 2012. In addition to Cleco Power’s RFP referenced above, in December 2011, Evangeline was also notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power RFP for contractual resources to meet CSAPR beginning in May 2012. The proposal was for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and has been submitted to the LPSC and FERC for approval. Currently, Midstream is marketing Coughlin’s capacity for periods beginning after April 30, 2015, and is evaluating various options to optimize Coughlin’s value.
For more information on Evangeline, see Note 17 — “Evangeline Transactions.”

Perryville and Attala  Cleco Corporation owns 100% of Perryville and Attala. Both companies provide transmission to a single customer. The transmission tariffs charged by both companies are regulated by FERC.

Franchise Fees Cleco Power collects a consumer fee for one of its franchise agreements. This fee is not recorded on Cleco’s income statement as revenue and expense, but is reflected at gross amounts on Cleco’s balance sheet as a receivable until it is collected and as a payable until the liability is paid. Cleco currently does not have any excise taxes reflected on its income statement.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by FERC and the LPSC. AFUDC represents the estimated cost of financing construction and is not a current source of cash. Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services. The composite AFUDC rate, including borrowed and other funds, was 12.0% on a pre-tax basis (7.5% net of tax) for 2011, 11.9% on a pre-tax basis (7.4% net of tax) for 2010, and 12.3% on a pre-tax basis (7.6% net of tax) for 2009.

Capitalized Interest
Cleco and its subsidiaries, except Cleco Power (see AFUDC above), capitalize interest costs related to longer-term construction projects. Other than AFUDC at Cleco Power, no interest was capitalized in 2011, 2010, or 2009.

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
Cleco Power may enter into positions to mitigate the volatility in customer fuel costs. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of energy risk management assets or liabilities. Such gain or loss is deferred as a component of deferred fuel assets or liabilities. When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.

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
Cleco has entered into various contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For these contracts in which Cleco is hedging the variability of cash flows related to forecasted transactions that qualify as cash flow hedges, the changes in the fair value of such derivative instruments are reported in other comprehensive income. To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be documented to include the risk management objective and strategy and, at inception and on an ongoing basis, the effectiveness of the hedge in offsetting the changes in the cash flows of the item being hedged. Gains or losses accumulated in other comprehensive income are reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of hedges will be recognized in current-period earnings unless management determines that it is probable that the costs will be recovered through the rate making process. If management determines that it is probable that the costs will be recovered, then they will be recognized as a regulatory asset or liability and amortized to earnings over the life of the related debt. For those contracts in which Cleco is hedging the variability of cash flows related to forecasted transactions that do not qualify as cash flow hedges, the changes in the fair value of such derivative instruments will be recognized in current period earnings unless management determines that it is probable that the costs will be recovered through the rate-making process. If management determines that it is probable that the costs will be recovered, then they will be recognized as a regulatory asset or liability and amortized to earnings over the life of the related debt. For more information on the interest rate risk contracts, see Note 5 — “Fair Value Accounting — Interest Rate Derivatives.”

Recent Authoritative Guidance
The Registrants adopted, or will adopt, the following recent authoritative guidance on their respective effective dates.
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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

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
In April 2011, FASB issued additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. The implementation of this guidance was effective in the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance did not have an impact on the financial condition or results of operations of the Registrants.
In April 2011, FASB issued guidance to improve the accounting for repurchase agreements and other similar agreements. Specifically, this guidance modifies the criteria for determining when these transactions would be accounted for as financings as opposed to sales or purchases with commitments to repurchase or resale. The adoption of this guidance is effective in the first interim or annual period beginning on or after December 15, 2011. The adoption of this guidance is not expected to have an impact on the financial condition or results of operations of the Registrants.
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
In June 2011, FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB deferred the requirements relating to the presentation of reclassifications of items out of accumulated other comprehensive income until a later date to be determined by the FASB. The other provisions of the June 2011 guidance are not affected by this deferral. The adoption of this guidance will not have any impact on the financial condition or results of operations of the Registrants.
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
In December 2011, FASB revised the accounting for a parent that ceases to have a controlling financial interest in a subsidiary due to a default on the subsidiary’s non-recourse debt when the subsidiary is in substance real estate by requiring the application of real estate sales guidance. This revision is effective for events occurring on or after June 15, 2012. The adoption of this guidance will not have any impact on the financial condition or results of operations of the Registrants.
In December 2011, FASB revised the disclosure requirements related to balance sheet offsetting. After the effective date, entities must disclose both the gross and net information about instruments and transactions eligible for offsetting on the balance sheet, including transactions under master netting agreements. The adoption of this revision is required for interim and annual periods beginning on or after January 1, 2013. The adoption of this revision will not have any effect on the financial condition or results of operations of the Registrants since it relates to disclosures.

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share.

	FOR THE YEAR ENDED DECEMBER 31,
			2011			2010			2009
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$195,848			$255,391			$106,307
Deduct: non-participating stock dividends (4.5% preferred stock)	26			46			46
Deduct: non-participating stock redemption costs (4.5% preferred stock)	112			—			—
Basic net income applicable to common stock	$195,710	60,488,740	$3.24	$255,345	60,431,142	$4.23	$106,261	60,187,894	$1.77
Effect of dilutive securities
Add: stock option grants		20,647			32,080			32,050
Add: restricted stock (LTICP)		324,177			291,367			278,261
Diluted net income applicable to common stock	$195,710	60,833,564	$3.22	$255,345	60,754,589	$4.20	$106,261	60,498,205	$1.76

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Stock option grants excluded from the computation of 2009 diluted earnings per share are presented in the following table. These stock option grants were excluded from the computation of 2009 diluted earnings per share because they had exercise prices higher than the average market price. There were no stock option grants excluded from the computation of 2011 or 2010 diluted earnings per share.

	FOR THE YEAR ENDED DECEMBER 31, 2009
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$ 23.31 - $ 24.25	$23.28	57,766

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

Stock-Based Compensation
For information on Cleco’s stock-based compensation, see Note 7 — “Common and Preferred Stock — Common Stock — Stock-Based Compensation.”

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
The following chart summarizes Cleco Power’s regulatory assets and liabilities at December 31, 2011, and 2010.

	AT DECEMBER 31,		REMAINING RECOVERY PERIOD
(THOUSANDS)	2011	2010
Total federal regulatory asset — income taxes	$34,127	$41,344	—
Total state regulatory asset — income taxes	51,720	36,394	—
AFUDC	132,802	130,890	—
Total investment tax credit	(4,228)	(4,932)	—
Total regulatory assets and liabilities — deferred taxes, net	214,421	203,696
Mining costs	19,117	21,666	7.5 yrs.
Interest costs	6,667	7,033	28 yrs.
Asset removal costs	829	768	38 yrs.
Postretirement plan costs	132,556	117,651	—
Tree trimming costs	8,371	11,086	3 yrs.
Training costs	7,486	7,642	48 yrs.
Storm surcredits, net	9,254	10,633	11 yrs.
Construction carrying costs	10,883	18,830	3 yrs.
Mining agreement contingency	3,781	3,781	—
AFUDC equity gross-up	74,346	74,859	—
Rate case costs	1,117	1,654	2 yrs.
Acadia Unit 1 acquisition costs	2,971	3,076	28 yrs.
IRP/RFP costs	508	977	1 yr.
AMI pilot costs	153	283	1.5 yrs.
Financing costs	4,433	—	30 yrs.
Total regulatory assets - other	282,472	279,939
Construction carrying costs	(40,322)	(87,875)	2 yrs.
Fuel and purchased power	2,136	10,348	—
Total regulatory assets, net	$458,707	$406,108

Income Taxes
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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

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
At December 31, 2011, and 2010, the liability for solid waste facility closure costs at the generating station using lignite is estimated at $0.5 million and is included in other deferred credits. At December 31, 2011, and 2010, Cleco Power’s liability for removal of asbestos is estimated at $0.3 million and also is included in other deferred credits.

Postretirement Costs
Authoritative guidance on retirement benefits compensation requires companies to recognize the funded status of their postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. Historically, the LPSC has allowed Cleco Power to recover pension plan expense. Cleco Power, therefore, recognizes a regulatory asset based on its determination that these costs can be collected from customers. The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods. For more information on Cleco’s pension plan and adoption of these authoritative guidelines, see Note 8 —

“Pension Plan and Employee Benefits.”

Tree Trimming Costs
In January 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred to trim, cut, or remove trees that were damaged by hurricanes Katrina and Rita, but were not addressed as part of the restoration efforts. The regulatory asset is capped at $12.0 million in actual expenditures plus a 12.4% grossed-up rate of return. Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008 and was approved by the LPSC in October 2009. On February 12, 2010, Madison Unit 3 commenced commercial operations and Cleco Power began amortizing the regulatory asset over a five-year period.

Training Costs
In February 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset which is being charged with training costs associated with existing processes and technology for new employees at Madison Unit 3. Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008 and were covered by the retail rate plan which was approved by the LPSC in October 2009. On February 12, 2010, Madison Unit 3 commenced commercial operations and Cleco Power began amortizing the regulatory asset over a 50-year period.

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
As a result of the settlement with the LPSC, Cleco Power is required to implement a surcredit when funds are withdrawn from the restricted storm reserve. In September 2011, Cleco Power withdrew $2.0 million from the restricted storm reserve to pay for storm damages resulting in the establishment of a surcredit. Cleco Power will replenish the restricted storm reserve with the surcredit.

Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Madison Unit 3. Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

carrying costs of capital during the construction phase of the unit. In any calendar year during the construction period, the amount collected from customers was not to exceed 6.5% of Cleco Power’s projected retail revenues. Cleco Power began collection of the carrying costs and established a regulatory liability in May 2006. In October 2009, the LPSC voted unanimously to approve Cleco Power’s retail rate plan. The retail rate plan established that Cleco Power return $183.2 million of carrying costs to customers over a five-year period and record a regulatory asset for all carrying costs incurred by Cleco Power above the actual amount collected from customers. On February 12, 2010, Madison Unit 3 commenced commercial operation and the new rates became effective. At that time, Cleco Power began returning the construction carrying costs to customers and amortizing the regulatory asset over a five-year period. In March 2010, the LPSC issued an order changing the period of return from five years to four years and established that Cleco Power return approximately $166.4 million over the four-year period. At December 31, 2011, the regulatory liability and the related regulatory asset were $40.3 million and $10.9 million, respectively. As of December 31, 2011, Cleco Power had returned $126.0 million to customers. At December 31, 2011, $33.0 million was due to be returned to customers within one year.

Amended Lignite Mining Agreement Contingency
In April 2009, Cleco Power and SWEPCO entered into a series of transactions to acquire additional lignite reserves and mining equipment from NAC. Cleco Power and SWEPCO each agreed to purchase a 50% ownership interest in Oxbow from NAC for a combined price of $25.7 million. Through mineral lease agreements and ownership of fee land, Oxbow controls approximately 43 million tons of lignite reserves in an area referred to as the Oxbow Mine. In a separate, but related, transaction DHLC agreed to purchase all of the mining equipment located at the Oxbow Mine from NAC. Cleco Power, SWEPCO, and DHLC also entered into the Amended Lignite Mining Agreement which requires DHLC to mine lignite at the existing Dolet Hills Mine along with the Oxbow Mine and deliver the lignite to the Dolet Hills Power Station. The Amended Lignite Mining Agreement requires Cleco Power and SWEPCO to purchase the lignite mined and delivered by DHLC at cost plus a specified management fee. The two mining areas are expected to be sufficient to provide the Dolet Hills Power Station with lignite fuel until at least 2026. In September 2009, the LPSC approved the joint application authorizing the transactions, which were completed in December 2009.
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

AFUDC Equity Gross-Up
Cleco Power capitalizes equity AFUDC as a cost component of construction projects in accordance with the authoritative guidance for regulated operations. Cleco Power has recorded a regulatory asset to recover the tax gross-up related to the equity component of AFUDC. These costs are being amortized over the estimated lives of the respective assets constructed. In the first quarter of 2010, AFUDC equity gross-up was reclassed from Regulatory assets and liabilities – deferred taxes, net to Regulatory assets – other. For more information regarding the reclassification, see Note 2 — “Summary of Significant Accounting Policies — Reclassifications.”

Rate Case Costs
In October 2009, the LPSC approved Cleco Power’s request to recover costs incurred as a result of Cleco Power’s rate case filed in July 2008. The new rates became effective upon the commercial operation of Madison Unit 3 on February 12, 2010, and Cleco Power began amortizing the regulatory asset over a four-year period.

Acadia Unit 1 Acquisition Costs
In October 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred as a result of the acquisition by Cleco Power of Acadia Unit 1 and half of Acadia Power Station’s related common facilities. Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008, and these expenditures were covered by the retail rate plan which was approved by the LPSC in October 2009. The new rates became effective upon the commencement of commercial operation of Madison Unit 3 and Cleco Power began amortizing the regulatory asset over a 30-year period. For more information regarding the Acadia Unit 1 transaction, see Note 18 — “Acadia Transactions — Acadia Unit 1.”

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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

costs over a three-year period.

Financing Costs
In August and November 2011, Cleco Power entered into two treasury rate locks related to forecasted debt issuances. The treasury rate locks were settled during the fourth quarter of 2011. At December 31, 2011, Cleco Power deferred $4.4 million of losses and ineffectiveness related to the treasury rate locks as a regulatory asset. As a result of management's assessment that it is probable that these costs will be recovered through the rate-making process, Cleco Power will amortize the regulatory asset over the 30-year term of the related debt. For more information on these interest rate derivatives, see Note 5 — “Fair Value Accounting — Interest Rate Derivatives — Treasury Rate Locks.”

Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges. For the year 2011, approximately 93% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.
The $8.2 million decrease in the under-recovered costs was primarily due to a $9.8 million decrease in mark-to-market losses on natural gas positions. Partially offsetting this decrease was $2.0 million in additional deferred fuel and purchased power costs.

Note 4 — Jointly Owned Generation Units

Two electric generation units operated by Cleco Power are jointly owned with other utilities. The joint-owners are responsible for their own share of the capital and the operating and maintenance costs of the respective units. Cleco Power recognized $131.8 million, $118.3 million, and $111.9 million as its proportionate share of operating and maintenance expenses associated with these two units, which include fuel costs of $109.2 million, $97.9 million, and $91.9 million during the years ended December 31, 2011, 2010, and 2009, respectively.

		AT DECEMBER 31, 2011
(DOLLAR AMOUNTS IN THOUSANDS)	RODEMACHER UNIT #2	DOLET HILLS	TOTAL
Utility plant in service	$91,645	$304,876	$396,521
Accumulated depreciation	$68,293	$193,686	$261,979
Ownership	30%	50%
Nameplate capacity (MW)	523	650
Cleco Power’s ownership interest (MW)	157	325

Note 5 — Fair Value Accounting

The amounts reflected in Cleco Corporation and Cleco Power’s Consolidated Balance Sheets at December 31, 2011, and December 31, 2010, for cash and cash equivalents, accounts receivable, other accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco and Cleco Power’s long-term debt and Cleco’s nonconvertible preferred stock are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt and by Cleco for preferred stock with similar maturities. In June 2011, Cleco Corporation redeemed all of its outstanding preferred stock. For more information on the preferred stock redemption, see Note 2 — “Summary of Significant Accounting Policies — Preferred Stock Redemption.”

Cleco
			AT DECEMBER 31,
		2011		2010
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$93,576	$93,576	$191,128	$191,128
Restricted cash	$35,828	$35,828	$41,048	$41,048
Long-term debt, excluding debt issuance costs	$1,354,567	$1,542,867	$1,403,835	$1,462,063
Preferred stock not subject to mandatory redemption	$—	$—	$1,029	$844

Cleco Power
			AT DECEMBER 31,
		2011		2010
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$67,458	$67,458	$184,912	$184,912
Restricted cash	$35,731	$35,731	$40,951	$40,951
Long-term debt, excluding debt issuance costs	$1,344,567	$1,532,867	$1,388,835	$1,447,063

At December 31, 2011, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash. Cleco had $119.3 million ($83.5 million of cash and $35.8 million of restricted cash) in short-term investments in institutional money market funds. If the money market funds failed to perform under the terms of the investment, Cleco would be exposed to a loss of the invested amounts. Cleco Power had $100.3 million ($64.6 million of cash and $35.7 million of restricted cash) in short-term investments in institutional money market funds. If the money market funds failed to perform under the terms of the investments, Cleco

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

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

Interest Rate Derivatives

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
The swap met the criteria of a cash flow hedge under the authoritative guidance as it related to derivatives and hedging. Changes in the swap’s fair value related to the effective portion were recognized in other comprehensive income, whereas changes in the fair value related to the ineffective portion were recognized in earnings. As settlements were made, the swap’s other comprehensive income fair values were reclassified into earnings as a component of interest expense. In November 2010, Cleco Power terminated the interest rate swap and repaid in full the associated $50.0 million bank loan. At the time of the termination, the remaining $1.1 million of losses in accumulated other comprehensive income were reclassified to other expense. For the years ended December 31, 2010 and 2009, there were $0.7 million and $0.3 million respectively, of reclassification adjustments from accumulated other comprehensive income to interest expense as a result of monthly settlements. There was no impact to earnings due to ineffectiveness for the years ended December 31, 2010, and 2009.

Treasury Rate Locks
In August 2011, Cleco Power entered into a treasury rate lock contract in order to mitigate the interest rate exposure on coupon payments related to a forecasted debt issuance. The notional amount of the treasury rate lock was $150.0 million, with a pricing date of November 14, 2011, or the date of issuance of the debt, whichever was earlier. The treasury rate lock met the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging. The 3.77% rate lock was based on the 30-year treasury note yield as of August 12, 2011.
On November 14, 2011, Cleco Power settled the $150.0 million treasury rate lock and extended the treasury rate lock contract at a notional amount of $100.0 million, with a pricing date of December 21, 2011, or the date of issuance of the debt, whichever was earlier. The 3.89% rate lock was based on the 30-year treasury note yield as of November 14, 2011, and two-thirds of the fair market value of the previous treasury rate lock. This treasury rate lock extension did not qualify for hedge accounting due to ineffectiveness resulting from the embedded loss related to the previous treasury rate lock. On December 16, 2011, Cleco Power issued $100.0 million senior unsecured private placement notes at an interest rate of 5.12%. The maturity date of the notes is December 16, 2041. On December 2, 2011, the pricing date of the notes, Cleco Power settled the treasury rate lock extension. At December 31, 2011, Cleco Power recorded $22.3 million in other comprehensive income and deferred $4.4 million of losses and ineffectiveness as a regulatory asset related to the settlement of the two treasury rate locks. As a result of management’s assessment that it is probable that the losses and ineffectiveness will be recovered through the rate-making process, Cleco Power will amortize the regulatory asset over the 30-year term of the related debt. The amount recorded in other comprehensive income will also be amortized as interest expense over the 30-year term of the related debt issuance. For more information on the $50.0 million forecast debt issuance, see — “Forward Starting Interest Rate Swap.”

Forward Starting Interest Rate Swap
On November 14, 2011, Cleco Power entered into a pay fixed/receive variable forward starting interest rate swap contract in order to mitigate the interest rate exposure on coupon payments related to the remaining $50.0 million fixed-rate forecasted debt issuance. The forward starting interest rate swap has a spot 30-year all-in swap rate of 3.05%, notional amount of $50.0 million, with the pricing date of May 14, 2013, or the issuance of the notes, whichever is earlier. The forward starting interest rate swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging and is carried on the balance sheet at its fair value. The fair market value of the forward starting interest rate swap is calculated by the net of the present value of the fixed payments to be paid by Cleco Power and the present value of the three-month LIBOR payments to be received by Cleco Power. Since future LIBOR rates are not available for each month until termination, quoted LIBOR rates from an active exchange for observable time periods were used to create a forward LIBOR curve for all months until termination. Because of the inputs and common techniques used to calculate fair value, the swap valuation was considered Level 2. Cleco Power recognized $3.3 million unrealized mark-to-market loss in other comprehensive income for the year ended December 31, 2011. The offsetting liability was recorded on Cleco Corporation and Cleco Power’s Consolidated Balance Sheets as an interest rate risk management liability. There was no impact to earnings due to ineffectiveness for the year ended December 31, 2011.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Fair Value Measurements and Disclosures
The authoritative guidance on fair value measurements requires entities to classify assets and liabilities measured at their fair value according to three different levels depending on the inputs used in determining fair value.

The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis and within the scope of the authoritative guidance for fair value measurements and disclosures.

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DECEMBER 31, 2011	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$—	$—	$—	$—	$97	$—	$97	$—
Institutional money market funds	119,327	—	119,327	—	229,748	—	229,748	—
Total assets	$119,327	$—	$119,327	$—	$229,845	$—	$229,845	$—
Liability Description
Energy market derivatives	$5,336	$—	$5,336	$—	$15,245	$3,317	$11,928	$—
Interest rate derivatives	3,330	—	3,330	—	—	—	—	—
Total liabilities	$8,666	$—	$8,666	$—	$15,245	$3,317	$11,928	$—

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DECEMBER 31, 2011	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Energy market derivatives	$—	$—	$—	$—	$97	$—	$97	$—
Institutional money market funds	100,331	—	100,331	—	224,451	—	224,451	—
Total assets	$100,331	$—	$100,331	$—	$224,548	$—	$224,548	$—
Liability Description
Energy market derivatives	$5,336	$—	$5,336	$—	$15,245	$3,317	$11,928	$—
Interest rate derivatives	3,330	—	3,330	—	—	—	—	—
Total liabilities	$8,666	$—	$8,666	$—	$15,245	$3,317	$11,928	$—

The derivative assets and liabilities are classified as either current or non-current depending on when the positions close. All energy market derivative current assets and current liabilities are reported as a net current energy risk management asset or liability. All energy market derivative non-current assets and non-current liabilities are reported net in other deferred charges or other deferred credits. Net presentation is appropriate due to the right of offset included in the master netting agreements. On the balance sheet, the net current and net non-current derivative positions are netted with the applicable margin deposits. At December 31, 2011, a net current energy risk management liability of $5.3 million represented the current derivative positions with no reduction for margin deposits or option premiums. The institutional money market funds were reported on the Cleco Consolidated Balance Sheet in cash and cash equivalents, current restricted cash, and non-current restricted cash of $83.5 million, $8.7 million, and $27.1 million, respectively. At Cleco Power, cash and cash equivalents, current restricted cash, and non-current restricted cash were $64.6 million, $8.7 million, and $27.0 million, respectively, as of December 31, 2011. The forward starting interest rate swap lock was reported on Cleco Corporation and Cleco Power’s Consolidated Balance Sheets as a current liability in the line item interest rate risk management liability as of December 31, 2011.
Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities. The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return. For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach. These techniques have been applied consistently from fiscal period to fiscal period. Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Cleco had no Level 3 assets or liabilities at December 31, 2011, or 2010.
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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Level 2 of energy market derivative assets and liabilities consists of two classes. The first class contains natural gas swaps which fluctuate in value as the underlying natural gas futures fair value changes and as market interest rates change. Cleco records the natural gas swaps at the net present value. The second class consists of natural gas options. The fair value of natural gas options fluctuates with the volatility in the fair value of natural gas, the number of days until the options expire, the underlying natural gas futures price fluctuations, and market interest rates. Cleco records natural gas options at the net present value. Both of these energy market derivative classes also contain counterparty execution risk because the transactions are entered into with a direct counterparty and are not traded through an exchange.
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
The Level 2 forward starting interest rate swap liability consisted of a single class that only contains one instrument.

The risks are changes in the three-month LIBOR rate and counterparty risk. This instrument is with a direct counterparty and not traded through an exchange.
Cleco has a policy which states that transfers between Levels 1, 2, and 3 are recognized at the end of a reporting period. During the years ended December 31, 2011, 2010, and 2009, Cleco did not experience any transfers between levels.

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
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco Corporation and Cleco Power’s Consolidated Balance Sheets as of December 31, 2011, and 2010:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DECEMBER 31, 2011	AT DECEMBER 31, 2010
Commodity contracts
Fuel cost hedges:
Current	Energy risk management liability, net	$(5,336)	$(13,497)
Long-term	Other deferred credits	—	(1,651)
Total		$(5,336)	$(15,148)

The following table presents the effect of derivatives not designated as hedging instruments on Cleco Corporation and
Cleco Power’s Consolidated Statements of Income for the years December 31, 2011, 2010, and 2009.

			FOR THE YEAR ENDED DECEMBER 31,
		2011	2010		2009
(THOUSANDS)	LOSS IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES		AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
Economic hedges	Other operations revenue	$—	$(667)	(1)	$(1,805)	(1)
Fuel cost hedges(2)	Fuel used for electric generation	(18,119)	(36,818)		$(92,609)
Total		$(18,119)	$(37,485)		$(94,414)
(1) For the year ended December 31, 2010 and 2009, Cleco recognized $0.4 million of mark-to-market gains and $0.2 million of mark-to market losses, respectively. related to economic hedges.
(2) In accordance with the authoritative guidance for regulated operations, an additional $5.3 million of unrealized losses and $1.2 million of deferred losses associated with fuel cost hedges are reported in Accumulated Deferred Fuel on the balance sheet as of December 31, 2011, compared to $15.1 million of unrealized losses and $1.6 million of deferred losses as of December 31, 2010 and to $24.9 million of unrealized losses and $2.6 million of deferred losses associated with fuel costs hedges as of December 31, 2009. As gains and losses are realized in future periods, they will be recorded as Fuel Used for Electric Generation on the Income Statement.

At December 31, 2011, Cleco Power had 2.2 million MMBtus hedged for natural gas fuel costs, which is approximately 3% of the estimated natural gas requirements for a two-year period. At December 31, 2010, Cleco Power had 9.4 million MMBtus hedged or approximately 11% of gas requirements for a two-year period. The decrease in percentage hedged is primarily due to a decrease in natural gas positions entered into.
The following table presents the effect of derivatives designated as hedging instruments on Cleco Corporation and Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009:

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

							FOR THE YEAR ENDED DECEMBER 31,
		2011			2010			2009
(THOUSANDS)	AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF NET GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF NET LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF NET LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives(1)	$(25,661)	$334	*	$4,739	$(512)	*	$3,138	$(285)	*
* The (loss) gain reclassified from accumulated OCI into income is reflected in interest charges.
(1) In November 2010, an interest rate swap was terminated. The remaining $1.1 million of losses in accumulated OCI was reclassified to other expense.

At December 31, 2011, Cleco Power expected $0.4 million of net losses related to interest rate derivatives to be reclassed from accumulated other comprehensive income into earnings over the next 12 months.

Note 6 — Debt

Cleco
Cleco’s total indebtedness as of December 31, 2011, and 2010 was as follows.

	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Bonds
Cleco Power’s senior notes, 5.375%, due 2013	$75,000	$75,000
Cleco Power’s senior notes, 4.95%, due 2015	50,000	50,000
Cleco Power’s senior notes, 6.65%, due 2018	250,000	250,000
Cleco Power’s senior notes, 6.50%, due 2035	295,000	295,000
Cleco Power’s senior notes, 6.00%, due 2040	250,000	250,000
Cleco Power's senior notes, 5.12%, due 2041	100,000	—
Cleco Power’s pollution control revenue bonds, 5.875%, due 2029, callable after September 1, 2009	61,260	61,260
Cleco Power’s solid waste disposal facility bonds, 4.70%, due 2036, callable after November 1, 2016	60,000	60,000
Cleco Power’s solid waste disposal facility bonds, 5.25%, due 2037, mandatory tender on March 1, 2013	60,000	60,000
Cleco Power's solid waste disposal facility bonds, 6.00%, due 2038,reacquired on October 1, 2011	—	32,000
Cleco Power’s GO Zone bonds, 7.00%, due 2038, reacquired on December 1, 2011	—	100,000
Cleco Katrina/Rita’s storm recovery bonds, 4.41%, due 2020	75,707	87,975
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	67,600	67,600
Total bonds	1,344,567	1,388,835
Other long-term debt
Cleco Corporation’s credit facility draws	10,000	15,000
Barge lease obligations, ending December 31, 2013	17,538	19,200
Gross amount of long-term debt	1,372,105	1,423,035
Less: long-term debt due within one year	24,258	12,269
Less: lease obligations due within one year	1,841	1,662
Unamortized premium and discount, net	(8,950)	(9,395)
Total long-term debt, net	$1,337,056	$1,399,709

The amounts payable under long-term debt agreements for each year through 2016 and thereafter are as follows.

(THOUSANDS)
Amounts payable under long-term debt agreements
2012	$24,258
2013	$88,969
2014	$14,876
2015	$65,824
2016	$26,815
Thereafter	$1,133,825

At December 31, 2011, Cleco had no short-term debt outstanding compared to $150.0 million outstanding at December 31, 2010. The short-term debt outstanding at December 31, 2010, was a bank term loan Cleco Corporation entered into in February 2010. The bank term loan had an interest rate of LIBOR plus 2.75% and was set to mature in February 2011. In January 2011, Cleco extended the bank term loan to mature August 19, 2011 and lowered the interest rate to LIBOR plus 2.50% or ABR plus 1.50%. On April 29, 2011, Cleco repaid the $150.0 million bank term loan. As part of the repayment, Cleco paid $0.6 million for accrued interest on the term loan.
At December 31, 2011, Cleco’s long-term debt outstanding was $1.36 billion, of which $24.3 million was due within one year, compared to $1.41 billion outstanding at December 31, 2010, of which $12.3 million was due within one year. The long-term debt due within one year at December 31, 2011, represents $13.1 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $11.2 million of 5.875% Rapides pollution control revenue bonds that Cleco Power redeemed prior to maturity on January 25, 2012.
The amounts payable under the capital lease agreements for each year through 2016 and thereafter are as follows.

(THOUSANDS)
Amounts payable under capital lease agreements
2012	$1,841
2013	$2,017
2014	$2,221
2015	$2,446
2016	$2,703
Thereafter	$6,310

Cleco Power
Cleco Power’s total indebtedness as of December 31, 2011, and 2010, was as follows.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Bonds
Senior notes, 5.375%, due 2013	$75,000	$75,000
Senior notes, 4.95%, due 2015	50,000	50,000
Senior notes, 6.65%, due 2018	250,000	250,000
Senior notes, 6.50%, due 2035	295,000	295,000
Senior notes, 6.00%, due 2040	250,000	250,000
Senior notes, 5.12%, due 2041	100,000	—
Pollution control revenue bonds, 5.875%, due 2029, callable after September 1, 2009	61,260	61,260
Solid waste disposal facility bonds, 4.70%, due 2036,callable after November 1, 2016	60,000	60,000
Solid waste disposal facility bonds, 5.25%, due 2037, mandatory tender on March 1, 2013	60,000	60,000
Solid waste disposal facility bonds, 6.00%, due 2038, reacquired on October 1, 2011	—	32,000
GO Zone bonds, 7.00%, due 2038, reacquired on December 1, 2011	—	100,000
Cleco Katrina/Rita’s storm recovery bonds, 4.41%, due 2020	75,707	87,975
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	67,600	67,600
Total bonds	1,344,567	1,388,835
Other long-term debt
Barge lease obligations, ending December 31, 2013	17,538	19,200
Gross amount of long-term debt	1,362,105	1,408,035
Less: long-term debt due within one year	24,258	12,269
Less: lease obligations due within one year	1,841	1,662
Unamortized premium and discount, net	(8,950)	(9,395)
Total long-term debt, net	$1,327,056	$1,384,709

The amounts payable under long-term debt agreements for each year through 2016 and thereafter are as follows.

(THOUSANDS)
Amounts payable under long-term debt agreements
2012	$24,258
2013	$88,969
2014	$14,876
2015	$65,824
2016	$16,815
Thereafter	$1,133,825

At December 31, 2011, and 2010, Cleco Power had no outstanding short-term debt.
At December 31, 2011, Cleco Power’s long-term debt outstanding was $1.35 billion, of which $24.3 million was due within one year, compared to $1.40 billion outstanding at December 31, 2010, of which $12.3 million was due within one year. The long-term debt due within one year at December 31, 2011, represents $13.1 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $11.2 million of 5.875% Rapides pollution control revenue bonds that Cleco Power redeemed at par prior to maturity on January 25, 2012. In December 2011, Cleco Power issued the notice of redemption and as part of the redemption, Cleco Power paid $0.3 million of accrued interest on the redeemed notes.
In August 2011, Cleco Power entered into a treasury rate lock contract in order to mitigate the interest rate exposure on coupon payments related to a forecasted debt issuance. The notional amount of the treasury rate lock was $150.0 million, with a pricing date of November 14, 2011, or the date of issuance of the debt, whichever was earlier. The treasury rate lock met the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging.

The 3.77% rate lock was based on the 30-year treasury note yield as of August 12, 2011.
On November 14, 2011, Cleco Power settled the $150.0 million treasury rate lock contract and extended the treasury rate lock contract at a notional amount of $100.0 million, with a pricing date of December 21, 2011, or the date of issuance of the debt, whichever was earlier. The 3.89% rate lock was based on the 30-year treasury note yield as of November 14, 2011, and two-thirds of the fair market value of the previous treasury rate lock. This treasury rate lock extension did not qualify for hedge accounting due to ineffectiveness resulting from the embedded loss related to the previous treasury rate lock. On December 16, 2011, Cleco Power issued $100.0 million senior unsecured private placement notes at an interest rate of 5.12%. The maturity date of the notes is December 16, 2041. The proceeds were used for general corporate purposes and for the repurchase of debt. On December 2, 2011, the pricing date of the notes, Cleco Power settled the treasury rate lock extension. At December 31, 2011, Cleco Power recorded $22.3 million in other comprehensive income and deferred $4.4 million in losses and ineffectiveness as a regulatory asset related to the settlement of the two treasury rate locks. As a result of management’s assessment that it is probable that the losses and ineffectiveness will be recovered through the rate-making process, Cleco Power will amortize the regulatory asset over the 30-year term of the related debt. The amount recorded in other comprehensive income, will also be amortized as interest expense over the 30-year term of the related debt issuance.
Also, on November 14, 2011, Cleco Power entered into a forward starting swap contract in order to mitigate the interest rate exposure on coupon payments related to a forecasted debt issuance. The notional amount of the forward starting swap is $50.0 million, with a pricing date of May 14, 2013, or the date of issuance of the debt, whichever is earlier. The forward starting swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging. The 3.05% swap was based on the 30-year treasury note yield as of November 14, 2011.
The $32.0 million solid waste disposal facility bonds due in 2038, which were issued by the Rapides Finance Authority for the benefit of Cleco Power in October 2008, were required to be mandatorily tendered by the bondholders for purchase on October 1, 2011, pursuant to the terms of the indenture. The bonds were issued by the Rapides Finance Authority in connection with a loan agreement between the Rapides Finance Authority and Cleco Power. On October 3, 2011, Cleco Power purchased all $32.0 million outstanding bonds at face value plus $1.0 million of accrued interest. In connection with the purchase, the interest rate of the bonds will reset each week based on the SIFMA (Securities Industry and Financial Markets Association) index. The initial interest rate of the bonds at October 3, 2011, was 0.16% per annum. Interest expense will continue to be recorded with a corresponding amount recorded as interest income, excluding amortization of debt issuance costs. Although the bonds remain outstanding, Cleco Power has the right to redeem and cancel the debt at any time without approval of the issuer. In accordance with the authoritative guidance, the bonds are considered extinguished and Cleco Power is holding the debt as treasury bonds, resulting in a net presentation on Cleco and Cleco Power’s Consolidated Balance Sheets. Cleco Power has the option to remarket the bonds for new terms and new interest rates, both to be determined by market conditions.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

The $100.0 million GO Zone bonds due in 2038, which were issued by the Louisiana Public Facilities Authority for the benefit of Cleco Power, were required to be mandatorily tendered by the holders for purchase on December 1, 2011, pursuant to the terms of the indenture. The bonds were issued by the Louisiana Public Facilities Authority in connection with a loan agreement between the Louisiana Public Facilities Authority and Cleco Power. On December 1, 2011, Cleco Power purchased all $100.0 million outstanding bonds at face value plus $3.5 million of accrued interest. In connection with the purchase, the interest rate of the bonds resets each week based on the SIFMA index. The initial interest rate of the bonds at December 1, 2011, was 0.12% per annum. Interest expense is recorded with a corresponding amount recorded as interest income, excluding amortization of debt issuance costs. Although the bonds remain outstanding, Cleco Power has the right to redeem and cancel the debt at any time without approval of the issuer. In accordance with the authoritative guidance, the bonds are considered extinguished and Cleco Power is holding the debt as treasury bonds, resulting in a net presentation on Cleco and Cleco Power’s Consolidated Balance Sheets. Cleco Power has the option to remarket the bonds for new terms and new interest rates, both to be determined by market conditions.
The amounts payable under the capital lease agreements for each year through 2016 and thereafter are as follows.

(THOUSANDS)
Amounts payable under capital lease agreements
2012	$1,841
2013	$2,017
2014	$2,221
2015	$2,446
2016	$2,703
Thereafter	$6,310

Credit Facilities
At December 31, 2011, Cleco had two separate revolving credit facilities, one for Cleco Corporation and one for Cleco Power, with a maximum aggregate capacity of $550.0 million.
In November 2010, Cleco Corporation entered into a $200.0 million four-year revolving credit facility. The credit facility was set to mature on November 23, 2014, and provided for working capital and other needs. Cleco Corporation’s borrowing costs under this facility were equal to LIBOR plus 2.05%, plus facility fees of 0.45%. On October 7, 2011, Cleco Corporation amended its credit facility agreement. Under the amended agreement, Cleco Corporation’s maximum capacity was increased from $200.0 million to $250.0 million, the maturity date was extended to October 7, 2016, and the borrowing costs were lowered to equal LIBOR plus 1.50% or ABR plus 0.50%, plus facility fees of 0.25%. At December 31, 2011, Cleco Corporation had $10.0 million in borrowings outstanding under its existing credit facility, leaving an available borrowing capacity of $240.0 million. Under covenants contained in Cleco Corporation’s credit facility, Cleco is required to maintain total indebtedness equal to or less than 65% of total capitalization. At December 31, 2011, approximately $661.5 million of Cleco’s retained earnings was unrestricted. If Cleco Power defaults under the Cleco Power facility, then Cleco Corporation would be considered in default under the Cleco Corporation facility. At December 31, 2011, Cleco Corporation was in compliance with the covenants in its credit facility.

In November 2010, Cleco Power entered into a $300.0 million four-year revolving credit facility. The credit facility was set to mature on November 23, 2014, and provided for working capital and other needs. Cleco Power’s borrowing costs under this facility were equal to LIBOR plus 1.90%, plus facility fees of 0.35%. On October 7, 2011, Cleco Power amended its credit facility agreement. Under the amended agreement, the maturity date was extended to October 7, 2016, and the borrowing costs were lowered to equal LIBOR plus 1.275% or ABR plus 0.275%, plus facility fees of 0.225% and the borrowing capacity remained $300.0 million. At December 31, 2011, Cleco Power had no borrowings outstanding under its existing credit facility. Under covenants contained in Cleco Power’s credit facility, Cleco Power is required to maintain total indebtedness equal to or less than 65% of total capitalization. At December 31, 2011, approximately $519.7 million of Cleco Power’s retained earnings was unrestricted. At December 31, 2011, Cleco Power was in compliance with the covenants in its credit facility.

Note 7 — Common and Preferred Stock

Common Stock

Stock-Based Compensation
At December 31, 2011, and 2010, Cleco had two stock-based plans: the ESPP and the LTICP. Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement. Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco pursuant to the LTICP.
On January 28, 2011, Cleco granted 145,002 shares of non-vested stock to certain officers, key employees, and directors of Cleco pursuant to the LTICP. On July 5, 2011, Cleco granted an additional 40,000 shares of non-vested stock to certain officers of Cleco pursuant to the LTICP.
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
Cleco recorded compensation expense for all non-vested options and non-vested stock. This cost was based on the grant-date fair value. The cost for all stock-based awards represents the grant-date fair value. Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

	CLECO			CLECO POWER
		FOR THE YEAR ENDED DECEMBER 31,			FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009	2011	2010	2009
Equity classification
Non-vested stock	$3,391	$2,276	$2,084	678	$575	$549
Stock options (1)	103	51	51	—	—	—
Total equity classification	$3,494	$2,327	$2,135	$678	$575	$549
Liability classification
Common stock equivalent units	$3,509	$2,812	$3,545	$1,118	$1,271	$1,306
Total pre-tax compensation expense	$7,003	$5,139	$5,680	$1,796	$1,846	$1,855
Tax benefit (excluding income tax gross-up)	$2,695	$1,977	$2,186	$691	$710	$714
(1) For the years ended December 31, 2011, 2010, and 2009 compensation expense charged against income for non-forfeitable dividends paid on non-vested stock not expected to vest and stock options was $0.1 million.

As required by the authoritative guidance on stock-based compensation, the amount of stock-based compensation capitalized in property, plant, and equipment for the years ended December 31, 2011, and 2010 was $2.3 million and $1.8 million, respectively.
Cash received from options exercised under all stock-based compensation plans for the years ended December 31, 2011, and 2010 was $0.9 million and $3.2 million, respectively. The associated tax benefit for options exercised for each of the years ended December 31, 2011, and 2010 was $0.2 million and $0.4 million, respectively. No cash was paid to settle equity instruments granted under the stock-based compensation plans for the years ended December 31, 2011, or 2010.

Stock-Based Plan Descriptions and Share Information

Stock Options
LTICP stock options may be granted to certain officers, key employees, or directors of Cleco. The directors’ stock options have an exercise price calculated by averaging the high and low stock price on the grant date rounded to the nearest one-eighth, are immediately exercisable, and expire after 10 years. The officers’ and employees’ stock options have an exercise price calculated by averaging the high and low stock price on the grant date rounded to the nearest one-eighth, vest one-third each year, beginning on the third anniversary of the grant date, and expire after 10 years. The estimated fair value was calculated using the Black-Scholes option pricing model and was included in the pro forma disclosures. There were no stock options granted in 2011, 2010, or 2009.
A summary of LTICP stock option activity during the year ended December 31, 2011, is presented in the following table.

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (THOUSANDS)
Outstanding at January 1, 2011	134,070	$21.32	11.04	$1,266
Exercised	(39,700)	$21.77	—	$—
Forfeited	(300)	$22.25	—	$—
Outstanding at December 31, 2011	94,070	$21.12	14.92	$1,597
Exercisable at December 31, 2011	90,570	$21.03	15.34	$1,546

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $0.5 million, $1.1 million, and $0.4 million, respectively.

Non-Vested Stock and Common Stock Equivalent Units
In 2011, 2010, and 2009, Cleco granted non-vested stock and in 2010 and 2009 common stock equivalent units (CEUs) were granted to certain employees. The non-vested stock is classified as equity since the grant can only be settled in shares of Cleco Corporation common stock. The recipients of the non-vested stock can vote the shares; however, dividends are not paid until the end of the service period and only in proportion to the non-vested stock that actually vests. The CEUs granted are classified as liabilities since the grant is currently settled in cash. Recipients of the CEUs will receive a dividend equivalent under the same terms as the dividends paid on the non-vested stock. In order to vest, both instruments require the satisfaction of a service requirement and a market-based requirement. Recipients of both types of instruments are eligible to receive opportunity instruments if certain market-based measures are exceeded.

At December 31, 2011, the number of target and opportunity restricted shares and CEUs previously granted for which restrictions had not lapsed totaled 825,254. Cleco also grants to employees and directors non-vested stock with only a service period requirement. These grants require the satisfaction of a pre-determined service period in order for the shares to vest. The employees and directors can vote these shares and, with the exception of non-vested shares granted to three officers during 2011, receive dividends on the shares during the vesting period. Dividends on the non-vested shares granted to officers during 2011 will be accrued during the vesting period and paid upon lapse of restrictions. At December 31, 2011, the number of shares of non-vested stock previously granted with only a service period requirement for which the period had not ended was 151,314.
The fair value of shares of non-vested stock granted in 2011, 2010, and 2009 under the LTICP is estimated on the date of grant, and the CEUs granted in 2010 and 2009 under the LTICP are marked-to-market using the Monte Carlo simulation model with the assumptions listed in the following table. There were no CEUs granted in 2011.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

					AT DECEMBER 31,
		2011		2010		2009
	NON-VESTED STOCK	CEUs	NON-VESTED STOCK	CEUs	NON-VESTED STOCK	CEUs
Expected term (in years) (1)	3.0	—	3.0	3.0	3.0	3.0
Volatility of Cleco stock (2)	28.5%	—	30.6%	28.6%	29.9%	30.0%
Correlation between Cleco stock volatility and peer group	63.2%	—	60.6%	62.5%	62.5%	63.0%
Expected dividend yield	3.3%	—	3.5%	3.9%	4.1%	4.0%
Weighted average fair value (Monte Carlo model)	$34.88	$—	$27.92	$32.81	$25.93	$30.81
(1) The expected term was based on the service period of the award.
(2) The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

A summary of non-vested stock activity during the year ended December 31, 2011, is presented in the following table.

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE	UNITS	WEIGHTED-AVERAGE FAIR VALUE
	NON-VESTED STOCK		CEUs
Non-vested at January 1, 2011	263,709	$25.34	126,547	$38.86
Granted	223,662	$34.72	—	$—
Vested	(112,049)	$24.78	(66,663)	$73.62
Forfeited	(4,591)	$34.88	—	$—
Non-vested at December 31, 2011	370,731	$31.05	59,884	$42.22

The fair value of shares of non-vested stock which vested during the years ended December 31, 2011, 2010, and 2009 was $4.0 million, $2.4 million, and $2.6 million, respectively.
During the years ended December 31, 2011, 2010, and 2009, Cleco did not modify any of the terms of outstanding awards. In all periods presented, Cleco has recognized stock-based compensation expense for these provisions, which is known as the non-substantive vesting period approach. The grants of non-vested stock to employees in January 2011, 2010, and 2009 did not contain the accelerated vesting provisions included in the prior years’ grants.
On January 1, 2010, the 2010 LTICP became effective. A maximum of 2,250,000 shares of Cleco Corporation common stock could be granted under the 2010 LTICP. As of December 31, 2011, there were 1,728,489 shares available for future grants under the 2010 LTICP. Grants and awards made under the 2000 LTICP will remain outstanding in accordance with its existing terms. At December 31, 2011, there were stock options to purchase 94,070 shares of Cleco Corporation common stock and 62,386 shares of non-vested Cleco Corporation common stock outstanding under the 2000 LTICP. Equity instruments awarded to employees and directors historically have come from issuing new shares of common stock; however, future awards may come from purchasing outstanding shares of common stock through Cleco Corporation’s common stock repurchase program. As of December 31, 2011, there were 167,248 non-vested share-based compensation arrangements granted under the LTICP that are expected to vest over an average period of 1.4 years. The total unrecognized before-tax compensation cost was $4.8 million for non-vested stock-based compensation arrangements granted under the LTICP.

Employee Stock Purchase Plan
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
A maximum of 734,000 shares of common stock may be purchased under the ESPP, subject to adjustment for changes in the capitalization of Cleco Corporation. The Compensation Committee of Cleco Corporation’s Board of Directors administers the ESPP. The Compensation Committee and the Board of Directors each possess the authority to amend the ESPP, but shareholder approval is required for any amendment that increases the number of shares covered by the ESPP. In January 2009, the Board of Directors approved and authorized an additional 50,000 shares of common stock to be reserved for issuance under the DRIP Feature of the ESPP. As of December 31, 2011, there were 432,756 shares of common stock left to be purchased under the ESPP.

Common Stock Repurchase Program
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a new common stock repurchase program. This program authorizes management to repurchase, from time to time, shares of common stock so that Cleco’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010. Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements and other factors. Purchases under the program will not be announced in advance and may be made in the open market or through privately negotiated transactions. In August 2011, Cleco Corporation repurchased 400,000 shares of common stock.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Preferred Stock
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

Pension Plan and Other Benefits Plan
Most employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco.  Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. During January 2011, Cleco made $60.0 million in discretionary contributions to the pension plan, with $40.1 million designated for the 2010 plan year and the remaining $19.9 million designated for the 2011 plan year. During 2012, Cleco Power does not expect to make any required or discretionary contributions to the plan. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco recognizes the expected cost of these other benefits during the periods in which the benefits are earned.

The employee pension plan and other benefits obligation plan assets and funded status at December 31, 2011, and 2010 are presented in the following table.

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$330,342	$295,528	$41,444	$39,209
Service cost	8,390	7,451	1,532	1,511
Interest cost	17,629	17,145	1,818	1,965
Plan participants’ contributions	—	—	1,251	1,176
Actuarial loss	19,452	23,540	141	1,231
Expenses paid	(1,208)	(1,262)	—	—
Medicare D	—	—	206	424	(1)
Other adjustments (2)	—	—	452	—
Benefits paid	(12,619)	(12,060)	(4,164)	(4,072)
Benefit obligation at end of year	361,986	330,342	42,680	41,444
Change in plan assets
Fair value of plan assets at beginning of year	242,513	221,067	—	—
Actual return on plan assets	23,709	29,768	—	—
Employer contributions	60,000	5,000	—	—
Expenses paid	(1,208)	(1,262)	—	—
Benefits paid	(12,619)	(12,060)	—	—
Fair value of plan assets at end of year	312,395	242,513	—	—
Unfunded status	$(49,591)	$(87,829)	$(42,680)	$(41,444)
(1)Medicare D reimbursement of $0.2 million was related to the 2009 Plan year.
(2) During 2011, Cleco received $0.5 million for the Early Retiree Reinsurance Program.

The employee pension plan accumulated benefit obligation at December 31, 2011, and 2010 is presented in the following table.

	PENSION BENEFITS
(THOUSANDS)	2011	2010
Accumulated benefit obligation	$330,193	$292,529

The authoritative guidelines for compensation of retirement benefits require the disclosure of the net actuarial gains/losses, transition obligations/assets, and prior period service costs included in other comprehensive income as a result of being included as a component of net periodic benefit costs. The following table presents those items for the employee pension plan and other benefits plan at December 31, 2011, and 2010.

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2011	2010	2011	2010
Net actuarial loss (gain) occurring during year	$20,389	$14,001	$141	$1,231
Net actuarial loss (gain) amortized during year	$5,556	$3,156	$1,011	$972
Transition obligation (asset) amortized during year	$—	$—	$20	$20
Prior service cost (credit) amortized during year	$(71)	$(71)	$(206)	$(2,021)

The authoritative guidelines also require the disclosure of the net gains/losses, transition obligations/assets, and prior period service costs/credits in accumulated other comprehensive income that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2012. The following table presents those items for the employee pension plan and other benefits plans for December 31, 2012, 2011, and 2010.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

		PENSION BENEFITS				OTHER BENEFITS
(THOUSANDS)	2012	2011	2010	2012		2011	2010
Net actuarial loss (gain)	$7,750	$133,186	$118,353	$876	(1)	$12,620	$13,491
Transition obligation (asset)	$—	$—	$—	$20		$55	$76
Prior service cost (credit)	$71	$(630)	$(702)	$—		$—	$(206)
(1)Net of the estimated Medicare Part D subsidy through 2012 of $139 thousand.

The components of net periodic pension and other benefits costs for 2011, 2010, and 2009 are as follows.

		PENSION BENEFITS			OTHER BENEFITS
(THOUSANDS)	2011	2010	2009	2011	2010	2009
Components of periodic benefit costs
Service cost	$8,390	$7,451	$7,010	$1,532	$1,511	$1,414
Interest cost	17,629	17,145	16,454	1,818	1,965	2,140
Expected return on plan assets	(24,646)	(20,229)	(19,464)	—	—	—
Amortizations:
Transition obligation	—	—	—	20	20	20
Prior period service cost	(71)	(71)	(71)	(206)	(2,021)	(2,065)
Net loss	5,556	3,156	1,930	1,011	972	897
Net periodic benefit cost	$6,858	$7,452	$5,859	$4,175	$2,447	$2,406

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly. The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the years ended December 31, 2011, 2010, and 2009 was $2.1 million, $1.9 million, and $1.8 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. At December 31, 2011, and 2010 the current portion of the other benefits liability for Cleco was $3.1 million and $3.0 million, respectively. At December 31, 2011, and 2010 the current portion of the other benefits liability for Cleco Power was $2.9 million and $2.8 million, respectively. The expense related to other benefits reflected in Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009 was $3.6 million, $2.1 million, and $2.4 million, respectively, net of the Medicare Part D subsidy of $0.3 million in 2009. Cleco Power had no reduction of other benefits expense during 2011 and 2010 as a result of the Medicare Part D subsidy due to the PPACA eliminating the subsidies by 2013. Cleco Power’s allocated amount of the other benefit liability was $33.2 million and $32.3 million at December 31, 2011, and 2010, respectively.
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

	PENSION BENEFITS		OTHER BENEFITS
	2011	2010	2011	2010
Weighted-average assumptions used to determine the benefit obligation as of December 31:
Discount rate	5.08%	5.43%	4.51%	4.61%
Rate of compensation increase	3.415%	4.265%	N/A	N/A

		PENSION BENEFITS			OTHER BENEFITS
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine the net benefit cost (income) for the year ended December 31:
Discount rate	5.43%	5.91%	6.01%	4.61%	5.29%	6.27%
Expected return on plan assets	7.80%	7.80%	7.80%	N/A	N/A	N/A
Rate of compensation increase	4.119%	4.265%	4.447%	N/A	N/A	N/A

The expected return on plan assets was determined by examining the risk profile of each target category as compared to the expected return on that risk, within the parameters determined by the retirement committee. The result was also compared to the expected rate of return of other comparable plans. In assessing the risk as compared to return profile, historical returns as compared to risk was considered. The historical risk compared to returns was adjusted for the expected future long-term relationship between risk and return. The adjustment for the future risk compared to returns was, in part, subjective and not based on any measurable or observable events. For the calculation of the 2012 periodic expense, Cleco lowered the expected long-term return on plan

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

assets to 6.61%. This decrease was caused by a change in investment policies from equity investments to fixed income investments. The decrease is expected to increase expense by $3.7 million.
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

Fair Value Disclosures
The authoritative guidance for fair value measurements and disclosures requires entities to classify assets and liabilities measured at their fair value according to three different levels, depending on the inputs used in determining fair value.

•	Level 1 – unadjusted quoted prices in active, liquid markets for the identical asset or liability,

•
Level 2 – quoted prices for similar assets and liabilities in active markets or other inputs that are observable for the asset or liability, including inputs that can be corroborated by observable market data, observable interest rate yield curves and volatilities, and

•	Level 3 – unobservable inputs based upon the entities own assumptions.

The following tables disclose the pension plan’s fair value of financial assets measured on a recurring basis and within the scope of the authoritative guidance for fair value measurements and disclosures.

(THOUSANDS)	AT DECEMBER 31, 2011	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash and cash equivalents	$7,775	$—	$7,775	$—
Common stock	15,242	—	15,242	—
Preferred stock	291	—	291	—
Obligations of U.S. Government and U.S. Government Agencies	28,501	—	28,501	—
Mutual funds	9,144	9,144	—	—
Common/collective trust fund	94,677	—	94,677	—
Real estate funds	16,349	—	—	16,349
Hedge fund-of-funds	2,892	—	—	2,892
Corporate debt	135,326	—	135,326	—
Total	$310,197	$9,144	$281,812	$19,241

Interest accrual	2,198
Total net assets	$312,395

(THOUSANDS)	AT DECEMBER 31, 2010	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash and cash equivalents	$6,512	$—	$6,512	$—
Common stock	29,651	—	29,651	—
Preferred stock	1,446	—	1,446	—
Obligations of U.S. Government and U.S. Government Agencies	24,038	—	24,038	—
Mutual funds	12,294	12,294	—	—
Common/collective trust fund	113,529	—	113,529	—
Real estate funds	14,568	—	—	14,568
Hedge fund-of-funds	3,271	—	—	3,271
Corporate debt	36,535	—	36,535	—
Total	$241,844	$12,294	$211,711	$17,839

Interest accrual	669
Total net assets	$242,513

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Level 3 valuations are derived from other valuation methodologies including pricing models, discounted cash flow models and similar techniques. Level 3 valuations incorporate subjective judgments and consider assumptions including capitalization rates, discounts rates, cash flows, and other factors that are not observable in the market.
The following is a reconciliation of the beginning and ending balances of the pension plan’s real estate funds and hedge fund-of-funds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011, and 2010.

(THOUSANDS)	REAL ESTATE FUNDS	HEDGE FUND OF FUNDS	TOTAL
December 31, 2009	$13,627	$6,529	$20,156
Realized loss	—	81	81
Unrealized (loss) gain	612	168	780
Purchases, issuances, and settlements, net	329	(3,507)	(3,178)
Transfer out	—	—	—
December 31, 2010	$14,568	$3,271	$17,839
Realized gain	—	17	17
Unrealized gain (loss)	1,454	77	1,531
Purchases, issuances, and settlements, net	327	(473)	(146)
Transfer out	—	—	—
December 31, 2011	$16,349	$2,892	$19,241

The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. For 2011, the return on plan assets was 8.7% compared to an expected long-term return of 7.8%. The 2010 return on pension plan assets was 13.6% compared to an expected long-term return of 7.8%.
As of December 31, 2011, the pension plan held no shares of Cleco Corporation common stock. None of the plan participants’ future annual benefits is covered by insurance contracts. As a result of the significant 2008 market declines, the pension plan portfolio experienced significant losses during 2008 that resulted in a significant decrease in the funded status of the plan for 2008. These losses, in conjunction with funding requirements, may lead to increased or earlier contributions than previously anticipated. In December 2008, Cleco became aware that, through its hedge fund-of-funds manager, a portion of its pension plan assets were invested in the Madoff feeder fund investment, Ascot Fund Limited. In January 2009, Cleco Power elected to liquidate the holdings of the hedge fund-of-funds manager. At December 31, 2011, the fund had $2.9 million remaining to be liquidated. Proceeds from the hedge fund-of-funds manager will be reallocated to the plan’s other investment managers.

Pension Plan Investment Objectives
Cleco Corporation’s retirement committee has established investment performance objectives of the pension plan assets. Over a three- to five-year period, the objectives are for the pension plan’s annualized total return to:

•	Exceed the assumed rate of return on plan assets,

•
Exceed the annualized total return of a customized index consisting of a mixture of Standard & Poor’s 500 Index; Russell 2500 Index, Morgan Stanley Capital International Europe, Australia, Far East Index;

Morgan Stanley Capital International Emerging Markets Index, Barclays Capital Long Credit Index, Barclays Capital Long Government/Credit Index, National Council of Real Estate Investment Fiduciaries Index, and U.S. Treasury Bills plus 5%, and

•	Rank in the upper 50% of a universe of composite pension funds.

In order to meet the objectives and to control risk, the retirement committee has established guidelines that the investment managers must follow.

Domestic Equity Portfolios

•	Equity holdings of a single company must not exceed 10% of the manager’s portfolio.

•	A minimum of 25 stocks should be owned.

•	Equity holdings in a single sector should not exceed the lesser of three times the sector’s weighting in the Standard & Poor’s 500 Index or 35% of the portfolio.

•	Equity holdings should represent at least 90% of the portfolio.

•	Marketable common stocks, preferred stocks convertible on common stocks, and fixed income securities convertible into common stocks are the only permissible equity investments.

•	Securities in foreign entities denominate in U.S. dollars are limited to 10%. Securities denominated in currencies other than U.S. dollars are not permitted.

•	The purchase of securities on margin and short sales is prohibited.

International Equity Portfolios

Developed Markets

•	Equity holdings of a single company should not exceed 5% of the manager’s portfolio.

•	A minimum of 30 stocks should be owned.

•	Equity holdings in a single sector should not exceed 35%.

•
A minimum of 50% of the countries within the MSCI EAFE Index should be represented within the portfolio. The allocation to an individual country should not exceed the lesser of 30% or 5 times the country’s weighting within the MSCI EAFE Index.

•	The purchase of securities on margin and short sales is prohibited.

•	Currency hedging decisions are at the discretion of the investment manager.

Emerging Markets

•	Equity holdings in any single company should not exceed 10% of the manager’s portfolio.

•	A minimum of 30 individual stocks should be owned.

•	Equity holdings of a single industry should not exceed 25%.

•	Equity investments must represent at least 75% of the manager’s portfolio.

•	A minimum of three countries should be represented within the manager’s portfolio.

•	Liquid securities which are not readily marketable may represent no more than 10% of the manager’s portfolio.

•	The purchase of securities on margin and short sales is prohibited.

•	Currency hedging decisions are at the discretion of

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

the investment manager.

Fixed Income Portfolio - Long Government/Credit

•
Only U.S. Dollar denominated assets permitted, including U.S. government and agency securities, corporate securities, structured securities, other interest bearing securities, and short-term investments.

•	At least 85% of the debt securities should be investment grade securities (BBB- by Standard & Poor’s or Baa3 by Moody’s) or higher.

•	Debt holdings of a single issue or issuer must not exceed 5% of the manager’s portfolio.

•
Aggregate net notional exposure of futures, options, and swaps must not exceed 30% of the manager’s portfolio. Manager will only execute swaps with counterparties whose credit rating is A2/A or better.

•	Margin purchases or leverage is prohibited.

Fixed Income Portfolio - Long Credit

•
Permitted assets include U.S. government and agency securities, corporate securities, mortgage-backed securities, investment-grade private placements, surplus notes, trust preferred, e-caps, and hybrids, money-market securities, and senior and subordinated debt.

•	At least 90% of securities must be U.S. Dollar denominated.

•	At least 70% of the securities must be investment credit.

•	Maximum position size of 5% or A rated securities and 3% for BBB rated securities.

Real Estate Portfolios

•	Real estate funds should be invested primarily in direct equity positions, with debt and other investments representing less than 25% of the fund.

•	Leverage should be no more than 70% of the market value of the fund.

•	Investments should be focused on existing income-producing properties, with land and development properties representing less than 40% of the fund.

Hedge Fund-of-Funds

•	The fund should be invested in a minimum of 20 individual partnerships.

•	No individual partnership should exceed 10% of the fund-of-funds.

•
The fund should be diversified across several different “styles” of partnerships, including event-driven strategies, fixed income arbitrage and trading, and other arbitrage strategies.  The fund generally should not be invested in emerging markets, short-term only, traditional Commodity Trading Advisor’s or derivative-only strategies.

The use of futures and options positions which leverage portfolio positions through borrowing, short sales, or other encumbrances of the Plan’s assets is prohibited:

•	Debt portfolios and hedge fund-of-funds are exempt from the prohibition on derivative use.

•	Execution of target allocation rebalancing may be implemented through short to intermediate-term use of derivatives overlay strategies.

•	The notional value of derivative positions shall not exceed 20% of the total pension fund’s value at any given time.

During 2011, the retirement committee changed the pension plan’s investment policy to create a liability hedging portfolio based on the plan’s funded ratio. The following chart shows the resulting dynamic asset allocation based on the funded ratio at December 31, 2011:

	PERCENT OF TOTAL PLAN ASSETS*
	MINIMUM	TARGET	MAXIMUM
Return-seeking
Domestic equity		19%
International equity		18%
Real estate		8%
Hedge fund-of-funds		2%
Total return-seeking	42%	47%	52%
Liability hedging
Fixed income- long government/credit		18%
Fixed income - long credit		35%
Total liability hedging	48%	53%	58%
*Minimums and maximums within subcategories not intended to equal total for category.
The estimated impact of future Medicare subsidies reduced the January 1, 2011, and 2010 accumulated postretirement benefit obligation by $0.4 million and $0.8 million, respectively, and reduced the other benefit costs for the years ended December 31, 2011, and 2010 as follows.

	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Components of other benefit costs:
(Increase) reduction in interest cost	$(24)	$(45)
Reduction in net loss amortization	195	222
Reduction in prior period service cost amortization	50	397
Reduction in net other benefit cost	$221	$574

The assumed health care cost trend rates used to measure the expected cost of other benefits was 9.0% in 2012, 2011, and 2010. The rate declines to 5.0% by 2030 and remains at 5.0% thereafter. Assumed health care cost trend rates have a significant effect on the amount reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on other benefits.

	ONE-PERCENTAGE POINT
(THOUSANDS)	INCREASE	DECREASE
Effect on total of service and interest cost components	$8	$(90)
Effect on postretirement benefit obligation	$361	$(285)

The projected benefit payments and projected receipts pursuant to Medicare Part D subsidy, the employee pension plan, and other benefits obligation plan for each year through 2016 and the next five years thereafter are listed in the following table.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

(THOUSANDS)	PENSION BENEFITS	OTHER BENEFITS, GROSS	MEDICARE D, RECEIPTS
2012	$13,867	$3,075	$374
2013	$14,681	$3,254	$—
2014	$15,573	$3,503	$—
2015	$16,459	$3,732	$—
2016	$17,446	$3,940	$—
Next five years	$105,623	$20,591	$—

SERP
Certain Cleco executive officers are covered by the SERP. The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP payments. However, since SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired. No contributions to the SERP were made during the three-year period ended December 31, 2011. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The SERP’s funded status at December 31, 2011, and 2010 is presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$42,160	$37,227
Service cost	1,566	1,531
Interest cost	2,105	2,122
Actuarial loss	2,529	2,878
Benefits paid	(2,096)	(1,598)
Benefit obligation at end of year	$46,264	$42,160

The SERP’s accumulated benefit obligation at December 31, 2011, and 2010 is presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2011	2010
Accumulated benefit obligation	$42,410	$38,337

The authoritative guidelines on compensation for retirement benefits require the disclosure of the net actuarial gains/losses, transition obligations/assets, and prior period service costs included in other comprehensive income as a result of being amortized as a component of net periodic benefit costs. The following table presents those items for the SERP at December 31, 2011, and 2010.

	SERP BENEFITS
(THOUSANDS)	2011	2010
Net actuarial loss occurring during year	$2,529	$2,878
Net actuarial loss amortized during year	$940	$925
Prior service cost amortized during year	$54	$54

The authoritative guidelines on compensation for retirement benefits also require the disclosure of the net gains/losses, transition obligations/assets, and prior period service costs/credit in accumulated other comprehensive income that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2012. The following table presents those items for SERP for December 31, 2012, 2011, and 2010.

		SERP BENEFITS
(THOUSANDS)	2012	2011	2010
Net actuarial loss	$1,195	$15,588	$13,969
Prior service cost	$54	$334	$387

The components of the net SERP cost for 2011, 2010, and 2009 are as follows.

		SERP BENEFITS
(THOUSANDS)	2011	2010	2009
Components of periodic benefit costs:
Service cost	$1,566	$1,531	$1,608
Interest cost	2,105	2,122	2,015
Amortizations:
Prior period service cost	54	54	54
Net loss	940	925	777
Net periodic benefit cost	$4,665	$4,632	$4,454

The measurement date used to determine the SERP benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows.

	SERP
	2011	2010
Weighted-average assumptions used to determine the benefit obligation as of December 31:
Discount rate	4.99%	5.26%
Rate of compensation increase	5.00%	5.00%

		SERP
	2011	2010	2009
Weighted-average assumptions used to determine the net benefit cost (income) for the year ended December 31:
Discount rate	5.26%	5.78%	6.15%
Rate of compensation increase	5.00%	5.00%	5.00%

Liabilities relating to the SERP are reported on the individual subsidiaries’ financial statements. At December 31, 2011, and 2010, the current portion of the SERP liability for Cleco was $2.2 million and $2.0 million, respectively. At December 31, 2011, and 2010, the current portion of the SERP liability for Cleco Power was $0.8 million and $0.6 million, respectively. The expense related to the SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009 was $1.1 million, $1.2 million, and $1.1 million, respectively. Cleco Power’s allocated amount of the SERP liability was $15.0

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

million and $14.1 million at December 31, 2011, and 2010, respectively.
The projected benefit payments for the SERP for each year through 2016 and the next five years thereafter are shown in the following table.

(THOUSANDS)	2012	2013	2014	2015	2016	NEXT FIVE YEARS
SERP	2,185	2,490	2,505	2,713	2,878	15,756

401(k)
Most employees are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, Cleco Corporation makes matching contributions and funds dividend reinvestments with cash. Cleco’s 401(k) Plan expense for the years ended December 31, 2011, 2010, and 2009 is as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
401(k) Plan expense	$3,917	$3,709	$3,751

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries was $0.9 million, $0.8 million, and $1.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 9 — Income Taxes

Cleco
For the years ended December 31, 2011, and 2009, income tax expense was lower than the amount computed by applying the statutory federal rate to income before tax. For the year ended December 31, 2010, income tax expense was higher than the amount computed by applying the statutory federal rate to income before tax. The differences are as follows.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS, EXCEPT FOR %)	2011	2010	2009
Income before tax	$298,745	$397,889	$115,886
Statutory rate	35.0%	35.0%	35.0%
Tax at federal statutory rate	$104,561	$139,261	$40,560
Increase (decrease):
Plant differences, including AFUDC flowthrough	(1,758)	(7,757)	(30,212)
Amortization of investment tax credits	(1,238)	(1,285)	(1,332)
State tax expense	2,155	11,897	4,763
Audit settlement	10,782	—	—
Other	(11,605)	382	(4,200)
Total taxes	$102,897	$142,498	$9,579
Effective Rate	34.4%	35.8%	8.3%

Information about current and deferred income tax expense is as follows.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
Current federal income tax expense	$77,659	$75,337	$16,080
Deferred federal income tax expense (benefit)	26,577	56,047	(9,880)
Amortization of accumulated deferred investment tax credits	(1,238)	(1,285)	(1,332)
Total federal income tax expense	$102,998	$130,099	$4,868
Current state income tax expense	2,857	13,572	814
Deferred state income tax (benefit) expense	(2,958)	(1,173)	3,897
Total state income tax (benefit) expense	$(101)	$12,399	$4,711
Total federal and state income tax expense	$102,897	$142,498	$9,579
Items charged or credited directly to shareholders’ equity
Federal deferred	(8,908)	2,210	(1,200)
State deferred	(1,439)	357	(194)
Total tax benefit from items charged directly to shareholders’ equity	$(10,347)	$2,567	$(1,394)
Total federal and state income tax expense	$92,550	$145,065	$8,185

The $12.9 million change in total tax benefit from items charged directly to shareholders' equity in 2011 compared to 2010 was primarily due to the tax effect of other post-employment benefit adjustments booked to accumulated other comprehensive income and interest rate derivatives.
The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2011, and 2010 was comprised of the following.

	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Depreciation and property basis differences	$(594,135)	$(527,014)
Net operating loss	18,542	—
Fuel costs	(6,135)	(6,500)
Mark-to-market	—	1,845
Deferred carrying charges	11,327	26,567
SERP – other comprehensive income	16,621	6,274
Regulated operations regulatory liability	(83,965)	(75,080)
Postretirement benefits other than pension	(9,486)	9,902
New markets tax credit	36,398	16,667
Other	(9,844)	(1,766)
Accumulated deferred federal and state income taxes	$(620,677)	$(549,105)

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In 2010, a $1.2 million valuation allowance against the $2.7 million deferred tax asset on capital loss carryforwards was reflected on the Consolidated Balance Sheet of Cleco. The previously recorded $1.2 million valuation allowance was reversed in the second quarter of 2011 due to capital gains generated by the disposition of Acadia Unit 2. In addition, as of December 31, 2011, Cleco had a deferred tax asset resulting from new markets tax credit carryforwards of $55.2 million. If the new markets tax credit carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to new markets tax credit carryforwards will be realized; therefore, no valuation allowance has been recorded.
As of December 31, 2011, Cleco generated federal net operating losses and state net operating losses of $47.3 million and $40.1 million, respectively, which will expire in 2031 and 2026. Cleco considers it more likely than not that these losses will be utilized to reduce future income taxes.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Cleco Power
Income tax expense is lower than the amount computed by applying the statutory rate to income before tax, as follows.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS, EXCEPT FOR %)	2011	2010	2009
Income before tax	$212,244	$222,512	$126,463
Statutory rate	35.0%	35.0%	35.0%
Tax at federal statutory rate	$74,285	$77,879	$44,262
Increase (decrease):
Plant differences, including AFUDC flowthrough	(1,758)	(7,757)	(30,212)
Amortization of investment tax credits	(1,238)	(1,285)	(1,332)
State tax expense	(853)	5,798	5,131
Other	(1,027)	472	(2,552)
Total tax expense	$69,409	$75,107	$15,297
Effective Rate	32.7%	33.8%	12.1%

Information about current and deferred income tax expense is as follows.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
Current federal income tax expense	$23,347	$35,132	$11,920
Deferred federal income tax expense	47,763	40,237	912
Amortization of accumulated deferred investment tax credits	(1,238)	(1,285)	(1,332)
Total federal income tax expense	$69,872	$74,084	$11,500
Current state income tax expense	1,691	6,704	1,480
Deferred state income tax (benefit) expense	(2,154)	(5,681)	2,317
Total state income tax (benefit) expense	$(463)	$1,023	$3,797
Total federal and state income taxes	$69,409	$75,107	$15,297
Items charged or credited directly to shareholders’ equity
Federal deferred	(8,580)	2,532	(620)
State deferred	(1,386)	409	(100)
Total tax benefit from items charged directly to shareholders’ equity	$(9,966)	$2,941	$(720)
Total federal and state income tax expense	$59,443	$78,048	$14,577

The $12.9 million change in total tax benefit from items charged directly to shareholders' equity in 2011 compared to 2010 was primarily due to the tax effect of other post-employment benefit adjustments booked to accumulated other comprehensive income and interest rate derivatives.
The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2011, and 2010 was comprised of the following.

	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Depreciation and property basis differences	$(592,634)	$(551,909)
Net operating loss	16,390	—
Fuel costs	(6,125)	(6,490)
Mark-to-market	—	1,628
Deferred carrying charges	11,327	26,567
SERP - other comprehensive income	11,984	2,019
Regulated operations regulatory liability	(83,965)	(75,080)
Postretirement benefits other than pension	(22,461)	(2,503)
Other	9,478	7,005
Accumulated deferred federal and state income taxes	$(656,006)	$(598,763)

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In 2010, a $1.2 million valuation allowance against the $2.7 million deferred tax asset on capital loss carryforwards was reflected on the Consolidated Balance Sheet of Cleco Power. The previously recorded $1.2 million valuation allowance was reversed in the second quarter of 2011 due to capital gains generated by the disposition of Acadia Unit 2.
As of December 31, 2011, Cleco Power generated federal net operating losses and state net operating losses of $43.7 million and $36.0 million, respectively, which will expire in 2031 and 2026. Cleco Power considers it more likely than not that these losses will be utilized to reduce future income taxes.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. The total amounts of uncertain tax positions and related interest payable and interest expense, as reflected on Cleco Corporation and Cleco Power’s Consolidated Balance Sheets and Statements of Income, are shown in the following tables:

	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Interest payable
Cleco Corporation	$13,843	$41,018
Cleco Power	$17,327	$15,211

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
Interest charges
Cleco Corporation	$(25,795)	$3,930	$8,239
Cleco Power	$3,495	$(5,448)	$3,336

The total liability for unrecognized tax benefits for Cleco and Cleco Power at December 31, 2011, 2010, and 2009 is shown in the following table:

Cleco
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at January 1, 2009	$84,918
Reduction for tax positions of current period	(15,126)
Additions for tax positions of prior years	59,443
Reduction for tax positions of prior years	—
Reduction for lapse of statute of limitations	—
Balance at December 31, 2009	$129,235
Reduction for tax positions of current period	(5,738)
Additions for tax positions of prior years	511
Reduction for tax positions of prior years	(6,146)
Reduction for settlement with tax authority	(15,077)
Reduction for lapse of statute of limitations	—
Balance at December 31, 2010	$102,785
Reduction for tax positions of current period	(4,129)
Additions for tax positions of prior years	11,031
Reduction for tax positions of prior years	(8,670)
Reduction for settlement with tax authority	(44,782)
Reduction for lapse of statute of limitations	—
Balance at December 31, 2011	$56,235

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Cleco Power
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at January 1, 2009	$60,536
Reduction for tax positions of current period	(11,499)
Additions for tax positions of prior years	35,323
Reduction for tax positions of prior years	—
Reduction for lapse of statute of limitations	—
Balance at December 31, 2009	$84,360
Reduction for tax positions of current period	(2,202)
Additions for tax positions of prior years	3
Reduction for tax positions of prior years	(6,109)
Reduction for settlement with tax authority	(15,077)
Reduction for lapse of statute of limitations	—
Balance at December 31, 2010	$60,975
Reduction for tax positions of current period	(4,018)
Additions for tax positions of prior years	4,271
Reduction for tax positions of prior years	(8,670)
Reduction for settlement with tax authority	—
Reduction for lapse of statute of limitations	—
Balance at December 31, 2011	$52,558

The federal income tax years that remain subject to examination by the IRS are 2001 through 2011. The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2001 through 2011. In December 2010, Cleco deposited $52.2 million with the IRS associated with the years currently under audit, of which $45.9 million reduced accrued income taxes payable and $6.3 million reduced accrued interest payable. In February 2011, Cleco deposited an additional $8.2 million with the IRS associated with the years currently under audit, which reduced income taxes payable. Of the $60.4 million deposited, $42.8 million remains to offset tax and interest liabilities for tax years subsequent to 2003.
Cleco is currently under audit by the IRS which has proposed adjustments to taxes for various issues, including but not limited to, depreciable tax lives, bonus depreciation, deductible storm costs, research and experimentation costs, domestic production activities deduction, and repair allowance deductions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2011, could decrease by a maximum of $27.2 million for Cleco and $27.5 million for Cleco Power in the next 12 months as a result of reaching a settlement with the IRS. The settlement could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
On October 13, 2011, Cleco entered into an agreement to settle the 2001 through 2003 audit cycle with the IRS. As a result of the agreement, Cleco made a miscellaneous other federal income tax payment in accordance with Revenue Procedure 2001-18 in the amount of $13.2 million, and no interest was assessed. Cleco has reversed $31.6 million of previously accrued federal and state interest expense and the corresponding deferred tax benefit of $12.1 million.

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
The financial results of Cleco’s segments are presented on an accrual basis. Management evaluates the performance of its segments and allocates resources to them based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to joint and common administrative support services provided by Support Group. For information on these services, see Note 15 — “Affiliate Transactions.”
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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

SEGMENT INFORMATION
2011 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$1,051,956	$—	$—	$—	$1,051,956
Tolling operations	—	19,004	—	—	19,004
Other operations	50,948	9	2,011	(6)	52,962
Electric customer credits	(6,811)	—	—	—	(6,811)
Affiliate revenue	1,389	45	53,068	(54,300)	202
Operating revenue, net	$1,097,482	$19,058	$55,079	$(54,306)	$1,117,313
Depreciation	$112,846	$5,872	$1,072	$—	$119,790
Interest charges	$97,090	$(28,996)	$2,405	$159	$70,658
Interest income	$630	$25	$77	$159	$891
Equity income (loss) from investees, before tax	$—	$62,053	$(3)	$—	$62,050
Federal and state income tax expense (benefit)	$69,409	$44,637	$(11,149)	$—	$102,897
Segment profit(1)	$142,835	$42,792	$10,221	$—	$195,848
Additions to long-lived assets	$201,980	$8,437	$1,278	$—	$211,695
Equity investment in investees	$14,532	$—	$8	$—	$14,540
Total segment assets	$3,726,471	$233,666	$201,074	$(111,009)	$4,050,202
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$195,848
	Unallocated items:
	Preferred dividends requirements			26
	Preferred stock redemption costs			112
	Net income applicable to common stock			$195,710

2010 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$1,086,102	$—	$—	$—	$1,086,102
Tolling operations	—	26,067	—	—	26,067
Other operations	42,578	3	1,959	(11)	44,529
Electric customer credits	(9,596)	—	—	—	(9,596)
Affiliate revenue	1,371	960	47,924	(48,691)	1,564
Operating revenue, net	$1,120,455	$27,030	$49,883	$(48,702)	$1,148,666
Depreciation	$105,586	$5,779	$838	$—	$112,203
Interest charges	$78,731	$7,140	$10,551	$(646)	$95,776
Interest income	$379	$—	$675	$(645)	$409
Equity income from investees, before tax	$—	$38,848	$1	$—	$38,849
Gain on toll settlement	$—	$148,402	$—	$—	$148,402
Federal and state income tax expense (benefit)	$75,107	$71,255	$(3,864)	$—	$142,498
Segment profit (loss)(1)	$147,405	$114,467	$(6,480)	$(1)	$255,391
Additions to long-lived assets	$449,052	$2,113	$2,056	$—	$453,221
Equity investment in investees	$13,073	$73,648	$11	$—	$86,732
Total segment assets	$3,795,205	$316,165	$401,663	$(351,623)	$4,161,410
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$255,391
	Unallocated items:
	Preferred dividends requirements			46
	Net income applicable to common stock			$255,345

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

2009 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$808,646	$—	$—	$—	$808,646
Other operations	33,558	1	102	(10)	33,651
Affiliate revenue	1,395	8,748	46,308	(44,990)	11,461
Operating revenue, net	$843,599	$8,749	$46,410	$(45,000)	$853,758
Depreciation	$77,064	$177	$963	$—	$78,204
Interest charges	$58,562	$7,408	$(9,717)	$(5,198)	$51,055
Interest income	$1,449	$—	$5,261	$(5,198)	$1,512
Equity (loss) income from investees, before tax	$—	$(19,339)	$1,916	$—	$(17,423)
Federal and state income tax expense (benefit)	$15,297	$(11,027)	$5,309	$—	$9,579
Segment profit (loss)(1)	$111,166	$(17,730)	$12,871	$—	$106,307
Additions to long-lived assets	$235,385	$55	$980	$—	$236,420
Equity investment in investees	$12,873	$223,652	$15,093	$(1)	$251,617
Total segment assets	$3,363,962	$270,713	$383,058	$(322,886)	$3,694,847
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$106,307
	Unallocated items:
	Preferred dividends requirements			46
	Net income applicable to common stock			$106,261

Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and is viewed as one unit by management. Discrete financial reports are prepared only at the company level. This approach is consistent with the standards applicable to segment reporting as defined by the authoritative guidance on segment reporting.

Note 11 — Electric Customer Credits

Beginning in 2010, the amount of Cleco Power’s yearly retail earnings is subject to the terms of a FRP established by the LPSC. The new rates and the FRP became effective upon commencement of commercial operations at Madison Unit 3 on February 12, 2010. The 2010 FRP establishes a target return on equity and requires all or a portion of regulated earnings for each yearly review period above the targeted regulatory rate of return on equity to be credited to Cleco Power’s retail customers. The 2010 FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually. The 2010 FRP established that Cleco Power file monitoring reports for both the 12 months ended June 30, 2010, and September 30, 2010, on or before October 31, 2010, and January 31, 2011, respectively. Beginning in 2011, Cleco Power began filing annual monitoring reports no later than October 31 for the 12-month period ending June 30.
On October 29, 2010, Cleco Power filed its report for the 12 months ended June 30, 2010, which indicated that no refund was due for this period. On January 28, 2011, Cleco Power filed its report for the 12 months ended September 30, 2010, which indicated that $9.0 million was due to be returned to customers. On June 23, 2011, the LPSC Staff completed its review of this report and determined that the results presented by Cleco Power in the September 30, 2010 filing were consistent with the terms of the 2010 FRP and that no changes were necessary. Cleco Power issued refunds for this filing on customers’ bills in the third quarter of 2011. On October 31, 2011, Cleco Power filed its report for the 12 months ended June 30, 2011. As of December 31, 2011, Cleco Power had accrued $5.1 million to be returned to customers based on the results for the 12-month period ended June 30, 2011. The ultimate amount of any customer refund is subject to LPSC approval. The accrual for estimated electric customer credits reflected on Cleco Corporation and Cleco Power’s Consolidated Balance Sheets at December 31, 2011, and 2010 was $7.3 million and $9.6 million, respectively.

Note 12 — Variable Interest Entities

Cleco reports its investments in VIEs in accordance with the authoritative guidance. Cleco and Cleco Power report the investment in Oxbow on the equity method of accounting. Under the equity method, the assets and liabilities of this entity are reported as equity investment in investees on Cleco Corporation and Cleco Power’s Consolidated Balance Sheets. The revenue and expenses (excluding income taxes) of this entity are netted and reported as equity income or loss from investees on Cleco Corporation and Cleco Power’s Consolidated Statements of Income.
Prior to April 30, 2011, Cleco also reported its investment in Cajun on the equity method of accounting. In conjunction with the disposition of Acadia Unit 2, APH received 100% ownership in Acadia in exchange for its 50% interest in Cajun, and Acadia became a consolidated subsidiary of APH.
Prior to January 1, 2010, Cleco also reported its investment in Evangeline and certain other subsidiaries on the equity method of accounting. In compliance with authoritative guidance, Cleco prospectively reconsolidated these subsidiaries on January 1, 2010. Beginning January 1, 2010, Evangeline’s and certain other subsidiaries’ assets, liabilities, revenues, expenses, and cash flows are prospectively presented on the corresponding line items of Cleco’s financial statements.

Consolidated VIEs

Acadia
On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana for $298.8 million. Following the disposition, Acadia no longer owns any materials and supply inventory, property, plant, and equipment, or land. Acadia has minimal ongoing operations relating only to settling accounts receivable and accounts payable resulting from operations prior to the closing of the transaction and servicing

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

indemnifications Cleco assumed in the transaction. For more information on the Acadia Unit 2 transaction, see Note 18 — “Acadia Transactions — Acadia Unit 2.”
The following tables contain summarized financial information for Cajun through the disposition of Acadia Unit 2.

(THOUSANDS)	AT DECEMBER 31, 2010
Current assets	$7,133
Property, plant, and equipment, net	203,793
Total assets	$210,926
Current liabilities	$1,950
Other liabilities	9,429
Partners’ capital	199,547
Total liabilities and partners’ capital	$210,926

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	*	2010
Operating revenue	$5,227		$49,273
Operating expenses	5,914		57,496
Gain on sale of assets	71,422		81,845
Other income	929		4,074
Income before taxes	$71,664		$77,696
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
Prior to the reconsolidation, income tax expenses related to Cajun were recorded on APH’s financial statements. For the four months ended April 30, 2011, income taxes related to Cajun on APH’s financial statements were $24.0 million. For the year ended December 31, 2010, tax expenses recorded on APH’s financial statements were $14.7 million.
In connection with the Entergy Louisiana transaction, APH has agreed to indemnify the third-party owners of Cajun and their affiliates against their share of Acadia’s contingent obligations related to the transaction. For more information on the Entergy Louisiana indemnification, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”

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
Evangeline’s creditors do not have recourse to Cleco’s general credit and there are no terms of agreement that could require Cleco to provide financial support to Evangeline.
The following table contains summarized financial information for Evangeline.

(THOUSANDS)	FOR THE YEAR ENDED DECEMBER 31, 2009
Operating revenue	$59,852
Operating expenses	27,721
Depreciation	5,535
Interest charges	28,675
Other expense	(17)
Loss before taxes	$(2,096)

Evangeline recorded an income tax benefit of $0.7 million for the year ended December 31, 2009.

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
The following table contains summarized financial information for Perryville and Attala.

(THOUSANDS)	FOR THE YEAR ENDED DECEMBER 31, 2009
Operating revenue	$1,959
Operating expense	586
Other income	34
Interest income	501
Income before taxes	$1,908

Interest income for the year ended December 31, 2009, includes $0.5 million of interest related to amended tax returns. Perryville and Attala recorded income tax expense of $0.7 million for the year ended December 31, 2009.

Equity Method VIEs

Equity investment in investees at December 31, 2011, primarily represented Cleco Power’s $14.5 million investment in Oxbow. Equity investments which are less than 100% owned by Cleco Innovations LLC represented less than $0.1 million of the total balance.
The following table presents the equity income (loss) from each investment accounted for using the equity method. For more information regarding the balances for Cleco’s equity investments in Cajun, Evangeline, and certain other subsidiaries, see “— Consolidated VIEs” above.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
Cajun	$62,053	$38,848	$(17,243)
Evangeline	—	—	(2,096)
Other subsidiaries 100% owned by Cleco Corporation	—	—	1,908
Subsidiaries less than 100% owned by Innovations LLC	(3)	1	8
Total equity income (loss)	$62,050	$38,849	$(17,423)

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco’s current assessment of its maximum exposure to loss related to Oxbow at December 31, 2011, consisted of its equity investment of $14.5 million. The following table presents the components of Cleco Power’s equity investment in Oxbow.

	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2011	2010
Purchase price	$12,873	$12,873
Cash contributions	1,659	200
Total equity investment in investee	$14,532	$13,073

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Oxbow’s net assets/liabilities	$29,065	$26,146
Cleco Power’s 50% equity	$14,532	$13,073
Cleco’s maximum exposure to loss	$14,532	$13,073

The following tables contain summarized financial information for Oxbow.

	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Current assets	$1,711	$583
Property, plant, and equipment, net	23,339	23,597
Other assets	4,128	2,141
Total assets	$29,178	$26,321
Current liabilities	$40	$175
Other liabilities	73	—
Partners’ capital	29,065	26,146
Total liabilities and partners’ capital	$29,178	$26,321

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	*	2009
Operating revenue	$1,781	$931		$—
Operating expenses	1,781	931		—
Income before taxes	$—	$—		$—
* 2010 was Oxbow’s first full year of operation.

Oxbow’s property, plant, and equipment, net consists of land and lignite reserves. The lignite reserves are intended to be used to provide fuel to the Dolet Hills Power Station. DHLC mines the lignite reserves at Oxbow through the Amended Lignite Mining Agreement.

Oxbow has no third-party agreements, guarantees, or other third-party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

Note 13 — Operating Leases

The following is a schedule of operating leases that Cleco maintains in the ordinary course of business activities. The majority of Cleco’s operating leases are for line construction and operating vehicles and for railcars for coal deliveries, which are utilized by Cleco Power. The remaining leases provide for office and operating facilities and office equipment. These leases have various terms and expiration dates. The following table is a summary of expected operating lease payments for Cleco and Cleco Power for the years indicated.

		YEAR ENDING DECEMBER 31,
(THOUSANDS)	CLECO	CLECO POWER	TOTAL
2012	$24	$12,412	$12,436
2013	4	12,540	12,544
2014	5	4,048	4,053
2015	—	3,900	3,900
2016	—	3,325	3,325
Thereafter	—	16,836	16,836
Total operating lease payments	$33	$53,061	$53,094

Cleco’s operating leases for line construction and maintenance vehicles have a term of seven years with an additional one-year renewal. The lease payment is determined by taking the equipment’s original cost multiplied by the adjusted rental factor. Contingent rents are based on the change in the LIBOR rate at May 15, 2001, compared to December 31, 2011, 2010, and 2009. For the years ended December 31, 2011, 2010, and 2009, lease expenses of $1.0 million, $1.1 million, and $1.4 million, respectively, were recognized. Contingent rents were less than $0.1 million for each of the years ended December 31, 2011, 2010, and 2009.
The railcar leases are divided into two groups. The first group has 120 railcars, and the lease expires on March 31, 2021. The second group has 121 railcars, and the lease expires on March 31, 2017. Cleco Power pays a monthly rental fee per car. For each of the years ended December 31, 2011, 2010, and 2009, an operating lease expense of $1.1 million was recognized. The railcar leases do not contain contingent rent payments.
Cleco Power’s operating leases for line construction and service vehicles have lease terms from five to seven years. The lease payment is determined by taking the equipment’s acquisition cost multiplied by the rental payment factor. For the years ended December 31, 2011, and 2010, an operating lease expense of $0.4 million and $0.2 million was recognized, respectively. The vehicle leases do not contain contingent rent payments.
Cleco’s operating leases for vehicles, office and operating facilities, and office equipment had lease terms from three to ten years. The monthly lease payment was determined by summing the monthly equipment amortization with the lowest monthly interest rate multiplied by the amortized value. Contingent rents were calculated by comparing the difference between the lowest rate at December 1984 to the lowest rate at December of each year. In November 2009, Cleco Power purchased all vehicles and equipment under this lease agreement and as a result there was no lease expense or contingent rent recognized for the years ended December 31, 2011, and 2010. For the year ended December 31, 2009,

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

lease expenses of $6.5 million was recognized. For the year ended December 31, 2009, contingent rents were $0.5 million. For more information regarding operating leases, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — CBL Capital Corporation.”

Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

City of Alexandria
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current wholesale municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court against Cleco Corporation, Cleco Power, and certain other subsidiaries. The lawsuit alleged unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts. The lawsuit was removed to the U.S. District Court for the Western District of Louisiana in July 2005. On February 23, 2010, the Alexandria City Council approved a settlement of the case, and on February 24, 2010, the court dismissed the case with prejudice. The settlement included a $3.0 million litigation expense reimbursement to the City and a new five-year, energy-only power supply agreement with Cleco Power. The supply agreement may be extended, at Cleco Power’s option, for two additional one-year terms. If the City performs its obligations under the new power supply agreement, then Cleco Power will pay a one-time $6.5 million performance bonus at the end of the five-year term to the City. At December 31, 2011, Cleco Power had accrued $5.8 million related to the performance bonus.

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute). CERCLA establishes several classes of potentially responsible parties (PRPs) for a contaminated site, and imposes strict, joint and several liability on those PRPs for the cost of response to the contamination. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at an area known as the Devil’s Swamp Lake site just northwest of Baton Rouge, Louisiana. The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site. The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site. The EPA has yet to make a final determination on whether to add Devil’s Swamp Lake site to the NPL. The PRPs began discussing a potential proposal to the EPA in February 2008. Negotiations among the PRPs and the EPA are ongoing in regard to the RI/FS for the Devil’s Swamp Lake site, with little progress having been made since February 2008. Since this investigation is in the preliminary stages, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the facility site, if any, may be a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Discrimination Complaints
On December 11, 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race. Each is seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs seek monetary compensation exceeding $35.0 million. On July 29, 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race. The additional plaintiff seeks compensation of no less than $2.5 million and became the thirteenth plaintiff. On April 13, 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the thirteen cases with prejudice. On September 22, 2011, the Court ruled on Cleco’s summary judgment motions. The judge granted and denied the motions in part, with the end result that eleven out of twelve of the remaining plaintiffs have at least one claim remaining. The Court has severed the cases of the eleven remaining plaintiffs for further proceedings, and, if necessary, trial. The discovery cut-off date is February 10, 2012, and the deadline for filing additional motions for summary judgment is March 9, 2012. None of these matters have been set for trial. In view of the uncertainty of the claims, management is not able to predict or give a reasonable estimate of the possible range, if any, of these claims.
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

City of Opelousas
On March 9, 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, on behalf of three Cleco Power customers in Opelousas, Louisiana.  The complaint alleges that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers.  The plaintiffs claim that Cleco Power owes customers in Opelousas more than $30.0 million as a result of the alleged overcharges. The plaintiffs allege that Cleco Power should have established, solely for customers in Opelousas, retail rates that are separate and distinct from the retail rates that apply to other customers of Cleco Power and that Cleco Power should not collect from customers in Opelousas the storm surcharge approved by the LPSC following hurricanes Katrina and Rita. Cleco Power currently operates in Opelousas pursuant to a franchise granted to Cleco Power by the City of Opelousas in 1986 and an operating and franchise agreement dated May 14, 1991, pursuant to which Cleco Power operates its own electric facilities and leases and operates electric facilities owned by the City of Opelousas. In April 2010, Cleco Power filed a petition with the LPSC appealing to its expertise in declaring that the ratepayers of Opelousas have been properly charged the rates that are applicable to Cleco Power’s retail customers

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

and that no overcharges have been collected. In addition, Cleco Power removed the purported class action lawsuit filed on behalf of Opelousas electric customers from the state court to the U.S. District Court for the Western District of Louisiana in April 2010, so that it could be properly addressed under the terms of the Class Action Fairness Act. On May 11, 2010, a second class action lawsuit was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of 249 Opelousas residents. Cleco Power has responded in the same manner as with the first class action lawsuit. On September 29, 2010, the federal court remanded both cases to the state court in which they were originally filed for further proceedings. On January 21, 2011, the presiding judge in the state court proceeding ruled that the jurisdiction to hear the two class actions resides in the state court and not with the LPSC as argued by both Cleco and the LPSC Staff. Both Cleco and the LPSC Staff appealed this ruling to the Third Circuit Court of Appeals for the State of Louisiana (Third Circuit). On September 9, 2011, the Third Circuit denied both appeals. On October 10, 2011, both Cleco and the LPSC appealed the Third Circuit’s ruling to the Louisiana Supreme Court. On November 23, 2011, the Louisiana Supreme Court granted the appeals and remanded the case to the Third Circuit for further briefing, argument, and opinion. On February 7, 2011, the administrative law judge (ALJ) in the LPSC proceeding ruled that the LPSC has jurisdiction to decide the claims raised by the class action plaintiffs. At its December 14, 2011, Business and Executive Session,the LPSC adopted the ALJ’s recommendation that Cleco be granted summary judgment in its declaratory action finding that Cleco’s ratepayers in the City of Opelousas have been served under applicable rates and policies approved by the LPSC and Cleco’s Opelousas ratepayers have not been overcharged in connection with LPSC rates or ratemaking. On January 30, 2012, the class action plaintiffs filed their appeal of such LPSC decision to the nineteenth Judicial District Court for Baton Rouge Parish, State of Louisiana. On February 15, 2012, the Third Circuit ruled that the State Court, and not the LPSC, has jurisdiction to hear the case. Cleco Power plans to seek another writ from the Louisiana Supreme Court asking that it overturn the Third Circuit decision and confirm the LPSC’s exclusive jurisdiction over this matter. In view of the uncertainty of the claims, management is not able to predict or give a reasonable estimate of the possible range of liability, if any, of these claims. However, if it is found that Cleco Power overcharged customers resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Madison Unit 3
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Madison Unit 3. Construction of Madison Unit 3 began in May 2006. In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which contract was subsequently amended by the parties. The project achieved commercial operations on February 12, 2010, whereby Cleco Power accepted care, custody, and control of the unit. Cleco Power and Shaw submitted various claims, relating to the Amended EPC Contract, to arbitration. On April 30, 2010, Shaw filed a demand for arbitration asserting claims of $32.0 million. On June 24, 2011, Cleco and Shaw each submitted their proposed resolutions to all of the matters in dispute in this arbitration proceeding. On August 5, 2011, the arbitrator announced his decision in favor of Shaw’s claims of

Cleco Power owing Shaw $32.5 million. Cleco Power paid this amount on August 22, 2011, which was included as a cost of Madison Unit 3 and reflected as property, plant, and equipment.
At that time, Shaw had not reached project completion as defined in the Amended EPC Contract, as various performance tests, the reliability test, and specified boiler performance criteria had not been met. Under the Amended EPC Contract, Shaw had to correct the identified items, complete the performance guarantee tests, meet a 30-day reliability performance test, and correct certain warranty issues to meet final acceptance, or pay certain liquidated damages and financially settle incomplete work. The disputed items related to the liquidated damages for Shaw’s inability to meet performance guarantees, as well as for completion of minor or warranty work, were bifurcated from the arbitration proceedings. On December 7, 2011, these matters were resolved in a settlement, whereby Shaw paid Cleco Power $8.0 million in return for Cleco Power granting Shaw project completion under the Amended EPC Contract. Cleco Power has returned the letters of credit, performance and payment bonds, and Shaw’s parent guarantee and Shaw has effectively met its obligations under the Amended EPC Contract and all disputed matters are resolved.

LPSC Audits

Fuel Audit
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through an LPSC-established fuel adjustment clause that enables Cleco Power to pass on to its customers substantially all such charges. The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit of fuel adjustment clause filings will be performed not less than every other year. Cleco Power’s last completed fuel audit was for the years 2001 and 2002. Cleco Power currently has fuel adjustment clause filings for 2003 through 2011 subject to audit. In March 2009, the LPSC proceeded with the audit of fuel adjustment clause filings for the years 2003 through 2008. The total amount of fuel expenses included in the audit is approximately $3.26 billion. Cleco Power has responded to several sets of data requests from the LPSC and the responses are currently under review. The LPSC has not stated an amount of the fuel costs, if any, that would be disallowed and result in a refund to customers. Management is not able to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. However, if a disallowance of fuel costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Environmental Audit
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover certain costs of environmental compliance as an adder to customers’ bills. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the cost of reagents such as ammonia and limestone that are used to reduce air emissions. These variable emission mitigation costs were historically

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

recovered through the Fuel Adjustment Clause. On November 11, 2011, the LPSC opened Docket No. X-32150 to audit the costs for the period October 2009 through October 2010. The total amount of environmental expenses included in the audit is approximately $2.4 million. Cleco Power has responded to data requests from the LPSC. These responses are currently under review by the LPSC. The LPSC has not stated an amount of the environmental costs, if any, that would be disallowed and result in a refund to customers. Management believes the amount of probable and reasonably estimable liabilities related to the disallowance of these matters will not exceed $2.4 million. However, if a disallowance of environmental costs is ordered resulting in a refund, any such refund is not expected to have a material effect on the Registrants results of operations, financial condition, and cash flows.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of December 31, 2011, believes the range of probable and reasonably estimable liabilities based on the eventual disposition of these matters is between $2.0 million and $9.0 million.

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
The off-balance sheet commitments are not recognized on Cleco Corporation’s Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Cleco’s off-balance sheet commitments as of December 31, 2011, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

		AT DECEMBER 31, 2011
(THOUSANDS)	FACE AMOUNT	REDUCTIONS	NET AMOUNT
Cleco Corporation
Guarantee issued to Entergy Mississippi on behalf of Attala	$500	$—	$500
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725	—	3,725
Total	$4,225	$—	$4,225

In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement. This guarantee will be effective through the life of the agreement.
Acadia provided limited guarantees and indemnifications to Cleco Power under the Master Reorganization and Redemption Agreement related to the acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities in February 2010. In connection with this transaction, Acadia became 100% owned by Cajun. Prior to April 30, 2011, Cleco reported the investment in Cajun on the equity method of accounting and therefore APH’s 50% portion of the indemnity was off-balance sheet. On April 29, 2011, in conjunction with the disposition of Acadia Unit 2, APH received 100% ownership in Acadia in exchange for its 50% interest in Cajun, and Acadia became a consolidated subsidiary of APH.
Acadia and Entergy Services entered into an amended capacity sale and fuel conversion services agreement on June 30, 2010, with an effective date of October 1, 2010. In conjunction with the agreement, Cleco Corporation provided to Entergy Louisiana a limited guarantee, in an amount not to exceed $10.0 million, for certain performance obligations by Acadia under the agreement. On April 29, 2011, the agreement and the related guarantee terminated as a result of the Acadia Unit 2 transaction. For more information regarding this transaction, see Note 18 — “Acadia Transactions — Acadia Unit 2.”
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits. Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $3.7 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.

Disclosures about Guarantees
Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004. This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished. The discounted probability-weighted liability under the guarantees and indemnifications recognized on Cleco Corporation’s Consolidated Balance Sheets as of December 31, 2011, was $0.2 million. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

In February 2010, Cleco Power acquired Acadia Unit 1 and half of Acadia Power Station’s related common facilities. Acadia provided limited guarantees and indemnifications to Cleco Power under the Master Reorganization and Redemption Agreement. The maximum amount of the potential payment to Cleco Power for indemnifications is $30.0 million, except for the indemnifications relating to the fundamental organizational structure of Acadia against which there is no maximum amount. Cleco Corporation is obligated to pay a maximum of $10.0 million if Acadia is unable to pay claims to Cleco Power pursuant to the guarantee. Acadia recorded an indemnification liability and a corresponding reduction of the gain of $13.5 million which represents the fair value of these indemnifications. In a related agreement, APH agreed to accept 50% of Acadia’s indemnification liability that would be held by the third parties who indirectly owned 50% of Acadia in return for $6.8 million received from the third parties. The $6.8 million was recorded as an indemnification liability by APH. Events that would require payments to Cleco Power pursuant to the indemnity include, but are not limited to:

•	environmental costs that were caused by events occurring before the closing of the transaction,

•	claims against Cleco Power for liabilities retained by Acadia,

•	certain conditions of Acadia Unit 1 that were discovered prior to September 30, 2010, and

•	breach of fundamental representations of Acadia, such as legal existence, ownership of Acadia Unit 1 and valid authorization to dispose of Acadia Unit 1.

Acadia and APH will reduce the indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of approximately three years, which reflects both contractual expiration of the underlying indemnifications and management’s assumptions about the decreasing probability of a payment due to the passage of time. After the three-year period, a residual value of less than $0.1 million will remain. At December 31, 2011, Acadia had an indemnification liability of $7.6 million, which represents the risk of payment, as a contingent sale obligation recorded on Cleco Corporation’s Consolidated Balance Sheet. Acadia recognized income of $1.2 million for the year ended December 31, 2011, and no income for the year ended December 31, 2010, primarily due to the contractual expiration of the underlying indemnification. During the years ended December 31, 2011, and 2010, APH recognized income of $0.5 million and $2.0 million, respectively, primarily due to the contractual expiration of the underlying indemnification.
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

•	environmental costs that were caused by events occurring before the closing of the transaction,

•	claims against Entergy Louisiana for liabilities retained by Acadia,

•	certain conditions of Acadia Unit 2 that were discovered prior to September 30, 2010, and

•	breach of fundamental representations of Acadia, such as legal existence, ownership of Acadia Unit 2, and valid authorization to dispose of Acadia Unit 2.

Acadia and APH will reduce the indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of three years, which reflects both contractual expiration of the underlying indemnifications and management’s assumptions about the decreasing probability of a payment due to the passage of time. After the three-year period, a residual value of approximately $0.2 million will remain. At December 31, 2011, Acadia had an indemnification liability of $21.8 million, which represents the risk of payment, as a contingent sale obligation recorded on Cleco Corporation’s Consolidated Balance Sheet. Acadia recognized no income for the year ended December 31, 2011, due to the contractual expiration of the underlying indemnification. The maximum amount of the potential payment to Entergy Louisiana for the indemnifications is the purchase price of $298.8 million, except for the liabilities retained by Acadia, for which there is no maximum amount. Cleco Corporation is obligated to pay the same maximum amounts as Acadia if Acadia is unable to pay claims to Entergy Louisiana pursuant to the guarantee.
As part of the Lignite Mining Agreement amended in 2009, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At December 31, 2011, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement does not terminate pursuant to its terms until 2026 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under the guarantee.
The following table summarizes the expected termination dates of the off-balance sheet commitments and on-balance sheet guarantees discussed above:

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

				AT DECEMBER 31, 2011
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(THOUSANDS)	NET AMOUNT COMMITTED	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Off-balance sheet commitments	$4,225	$3,725	$—	$—	$500
On-balance sheet guarantees	33,363	—	29,357	—	4,006
Total	$37,588	$3,725	$29,357	$—	$4,506

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

Long-Term Purchase Obligations
Cleco Corporation had no unconditional long-term purchase obligations at December 31, 2011. Cleco Power has several unconditional long-term purchase obligations related to the purchase of coal, petroleum coke, limestone, and energy delivery facilities. The aggregate amount of payments required under such obligations at December 31, 2011, is as follows.

YEAR ENDING DECEMBER 31,	(THOUSANDS)
2012	$85,057
2013	70,240
2014	47,670
2015	21,300
2016	21,639
Total long-term purchase obligations	$245,906

Payments under these agreements for the years ended December 31, 2011, 2010, and 2009 were $97.4 million, $56.7 million, and $43.5 million, respectively.

Other Commitments

Acadia Transactions
In February 2009, Cleco Power announced that it had chosen the acquisition of Acadia Unit 1 as the lowest bid in its 2007 long-term RFP for capacity beginning in 2010. Beginning in January 2010, Acadia operated the plant and served Cleco Power under a short-term tolling agreement covering Acadia Unit 1. In February 2010, the transaction was completed and the tolling agreement was terminated. For more information regarding the Cleco Power transaction, see Note 18 — “Acadia Transactions — Acadia Unit 1.”
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire Acadia Unit 2. A capacity sale and fuel conversion services agreement between Acadia and Entergy Louisiana began in June 2010. Effective October 1, 2010, this agreement was subject to a $10.0 million guarantee by Cleco Corporation. For more information regarding this guarantee, please refer to “— Off-Balance Sheet Commitments” above. On April 29, 2011, the transaction was completed and the agreement terminated. Cleco Power will continue to operate both units at the Acadia Power Station. In connection with this transaction and in exchange for reasonable consideration, APH has indemnified the third-party owners of Cajun and their affiliates against their 50% of Acadia’s liabilities and other obligations related to the Entergy Louisiana transaction. For more information on the Acadia Unit 2 transaction, see Note 18 — “Acadia Transactions — Acadia Unit 2.”

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
In July 2011, the operating agreement of the Fund was amended to include renewable energy investments qualifying for grants under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009. As part of the amendment, the guarantee performance targets provided to Cleco by the Fund were increased. U.S. Bank is the parent company of the managing member of the Fund and is the guarantor of the performance targets.
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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

(THOUSANDS)	CONTRIBUTION
2012	$76,629
2013	36,225
2014	22,927
2015	21,904
2016	7,584
Thereafter	13,224
Total	$178,493

Of the $178.5 million, $76.6 million is due to be paid within the next twelve months. Due to the right of offset, the investment and associated debt are presented on Cleco Corporation’s Consolidated Balance Sheet in the line item titled tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of December 31, 2011, was $84.0 million. The amount of tax benefits received but not utilized as of December 31, 2011, was $54.5 million and is reflected as a deferred tax asset.
The equity contribution does not contain a stated rate of interest. Cleco Corporation has recorded the liability and investment at its calculated fair value within the framework of the authoritative guidance. In order to calculate the fair value, management used an imputed rate of interest assuming that Cleco Corporation obtained financing of a similar nature from a third-party. The imputed interest rate was used in a net present value model in order to calculate the fair value of the remaining portion of the delayed equity contributions. The following table contains the disclosures required by the authoritative guidelines for equity investments with an imputed interest rate.

(THOUSANDS)
Equity contributions, imputed interest rate 6%
Principal payment schedule above:	$178,493
Less: unamortized discount	19,579
Total	$158,914

The gross investment amortization expense will be recognized over a ten-year period, with seven years remaining, using the cost method in accordance with the authoritative guidance for investments. The grants received under Section 1603 reduce the basis of the investment. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

Fuel Transportation Agreement
Cleco Power has entered into an agreement that meets the accounting definition of a capital lease for barges in order to transport petroleum coke and limestone to Madison Unit 3. The 42 dedicated barges were delivered in January and February 2009.
The lease rate contains a fixed fee of $225 per day per barge and a variable component of $75 adjusted by the Producer Price Index (PPI) annually for executory costs. If the barges are idle, the lessor is required to attempt to sublease the barges to third parties, with the revenue reducing Cleco Power’s lease payment. During each of the years ended December 31, 2011, and 2010, Cleco Power paid approximately $4.7 million in lease payments and did not receive any revenue from subleases for each of the years 2011 and 2010.
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
The following is an analysis of the leased property under capital leases by major classes:

	AT DECEMBER 31,
CLASSES OF PROPERTY (THOUSANDS)	2011	2010
Barges	$22,050	$22,050
Less: accumulated amortization	6,567	4,362
Net capital leases	$15,483	$17,688

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2011.

(THOUSANDS)
Years ending December 31,
2012	$4,681
2013	4,668
2014	4,668
2015	4,668
2016	4,681
Thereafter	9,441
Total minimum lease payments	$32,807
Less: executory costs	8,567
Net minimum lease payments	$24,240
Less: amount representing interest	6,702
Present value of net minimum lease payments	$17,538
Current liabilities	$1,841
Non-current liabilities	$15,697

During the years ended December 31, 2011, and 2010, Cleco Power incurred immaterial amounts of contingent rent under the barge agreement related to the increase in the PPI.

Oxbow Lignite Mine Acquisition
In April 2009, Cleco Power entered into an agreement with SWEPCO to purchase Oxbow from NAC. In September 2009, the LPSC approved the joint application authorizing the acquisition of Oxbow. In December 2009, Cleco Power and SWEPCO completed the transaction. Cleco Power’s 50% portion of the purchase price for the lignite reserves was $12.9 million. SWEPCO likewise paid $12.9 million for its 50% interest in the lignite reserves. SWEPCO’s subsidiary, DHLC, acquired the mining equipment and related assets and permits for $15.6 million and operates the new mine along with its current operations at the Dolet Hills Lignite Mine on similar terms. The controlled lignite reserves of approximately 43 million tons contained within the Oxbow Mine permit area, together with the reserves from the Dolet Hills Lignite Mine, are expected to be sufficient to fuel the Dolet Hills Power Station until at least 2026. The Red River Lignite Supply and Transportation Agreement with NAC terminated upon the closing of this transaction.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Other
Cleco has accrued for liabilities related to third parties and employee medical benefits.

Risks and Uncertainties

Cleco Corporation
Cleco could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco is not in compliance with loan agreements or bond indentures.

Evangeline Tolling Agreement
JPMorgan Chase & Co. guaranteed JPMVEC’s obligations under the Evangeline 2010 Tolling Agreement. This agreement expired on December 31, 2011.
For more information regarding the Evangeline 2010 Tolling Agreement, see Note 17 — “Evangeline Transactions.”

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

Note 15 — Affiliate Transactions

Cleco
At December 31, 2011, Cleco had no affiliate balances that were payable to or due from its non-consolidated affiliates. Cleco had affiliate balances that were not eliminated as of December 31, 2010. The balances were not eliminated due to the use of the equity method of accounting for Acadia. For information on the Acadia equity investments, see Note 12 — “Variable Interest Entities.”
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
Affiliate goods and services received by Cleco primarily involve services provided by Support Group. Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting and auditing; human resources; corporate communications; project consulting; risk management; strategic and corporate development; legal, ethics and regulatory compliance; facilities management; supply chain and inventory management and other administrative services. Prior to December 24, 2011, Generation Services provided electric power plant operations and maintenance expertise.
On January 1, 2010, Cleco implemented the amended authoritative guidance with respect to the consolidation of Perryville, Attala, and Evangeline. These entities’ assets, liabilities, revenues, expenses, and cash flows are presented on the corresponding line items of Cleco’s consolidated financial statements prospectively. Prior to January 2010, the equity method of accounting was used for Perryville, Attala, and Evangeline. Therefore, these entities were presented on the consolidated financial statements as one line item corresponding to Cleco’s equity investment in them. For more information on the consolidation of these entities, see Note 2 — “Summary of Significant Accounting Policies — Recent Authoritative Guidance” and Note 12 — “Variable Interest Entities.”
A summary of charges from each affiliate included in Cleco Corporation’s Consolidated Statements of Income for 2009 follows. There were no charges from affiliates for 2011 and 2010.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

(THOUSANDS)	FOR THE YEAR ENDED DECEMBER 31, 2009
Support Group
Other operations	$2,417
Maintenance	$38
Taxes other than income taxes	$(18)
Other expenses	$17
Cleco Power
Other operations	$29
Maintenance	$30
Generation Services
Other operations	$3,365
Maintenance	$4,157
CLE Intrastate
Fuel purchased	$917

Following is a reconciliation of Cleco affiliate revenue.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
Evangeline	$—	$—	$5,999
Perryville	—	—	81
Attala	—	—	3
Acadia	202	1,564	5,378
Total	$202	$1,564	$11,461

At December 31, 2011, Cleco Corporation had no affiliate receivable or payable balances from its non-consolidated affiliates. At December 31, 2010, the affiliate receivable balance from Acadia was $0.8 million and the payable balance to Acadia was $0.2 million associated with the service agreements between Cleco Corporation and its affiliates.

Cleco Power
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

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
Support Group
Other operations	$43,124	$39,633	$36,593
Maintenance	$1,625	$1,650	$1,916
Taxes other than income taxes	$(1)	$(5)	$(199)
Other expenses	$1,244	$1,050	$1,080
Evangeline
Other expenses	$4	$—	$—
Diversified Lands
Other expenses	$82	$19	$4

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

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
Support Group	$1,349	$1,332	$1,352
Midstream	$14	$13	$20
Evangeline	$26	$26	$22
Acadia	$—	$—	$1
Total	$1,389	$1,371	$1,395

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements between Cleco Power and its affiliates.

			AT DECEMBER 31,
		2011		2010
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Corporation	$18	$827	$348	$1,145
Support Group	2,207	8,066	1,536	6,646
Midstream	24	5	5	2
Evangeline	12	214	3	—
Generation Services	—	—	18	2
Diversified Lands	20	3	14	—
Acadia	124	196	810	150
Others	—	—	4	—
Total	$2,405	$9,311	$2,738	$7,945

During 2011, 2010, and 2009, Cleco Power made $130.0 million, $150.0 million, and $30.0 million of distribution payments to Cleco Corporation, respectively.
During 2010, Cleco Power received $225.7 million in non-cash equity contributions from Cleco Corporation relating to Acadia Unit 1. Cleco Power received no equity contributions from Cleco Corporation in 2011 or 2009.
Affiliates that participate in the defined benefit pension plan sponsored by Cleco Power transfer their liability and an equal amount of cash on a periodic basis to Cleco Power. The following table shows the amounts transferred by affiliates during 2011 and 2010.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010
Support Group	$1,844	$1,678
Generation Services	220	220
Midstream	37	25
Total	$2,101	$1,923
Note 16 — Intangible Asset

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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

amortization expense is based on the estimated collections from Cleco Power’s customers. At the end of its life, this asset will have no residual value. During the years ended December 31, 2011, 2010, and 2009, Cleco Katrina/Rita recognized amortization expense of $11.8 million, $11.7 million, and $10.7 million, respectively, based on actual collections. The following tables provide more information about this intangible asset.

	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Gross carrying amount	$177,537	$177,537
Accumulated amortization	43,942	32,163
Intangible asset	$133,595	$145,374

(THOUSANDS)
Expected amortization expense
For the year ending December 31, 2012	$13,167
For the year ending December 31, 2013	$14,026
For the year ending December 31, 2014	$14,931
For the year ending December 31, 2015	$15,876
For the year ending December 31, 2016	$16,864
After 2016	$58,731

Note 17 — Evangeline Transactions

On February 22, 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement whereby the parties agreed to terminate the existing Evangeline Tolling Agreement and enter into the Evangeline 2010 Tolling Agreement, effective March 1, 2010. The Evangeline 2010 Tolling Agreement expired on December 31, 2011. The other significant terms of the Evangeline Restructuring Agreement were:

•
the tolling agreement was a market-based tolling agreement, for Coughlin Units 6 and 7, ending on December 31, 2011, with an option for JPMVEC to extend the term through December 31, 2012. The agreement also gave Evangeline the right to terminate its Coughlin Unit 6 obligations prior to the expiration of the term. JPMVEC did not exercise the option to extend the tolling agreement,

•
$126.6 million of Evangeline’s 8.82% Senior Secured bonds due 2019, owned by JPMVEC, were transferred to Evangeline and subsequently retired and $5.3 million of accrued interest associated with the bonds transferred to Evangeline was eliminated,

•	JPMVEC paid Evangeline $56.7 million,

•	JPMVEC returned Cleco Corporation’s $15.0 million letter of credit issued under the Evangeline Tolling Agreement and the letter of credit was canceled, and

•	Evangeline recorded a gain of $148.4 million.

The termination of the Evangeline Tolling Agreement was considered a termination of an operating lease and a triggering event requiring an asset impairment analysis. Management made assumptions about expected future cash flows, long-term interest rates, estimates about the probability of the occurrence of future events, and estimates of market values of assets without a readily observable market price. An impairment charge was not recorded since the undiscounted expected future net cash flows exceeded the carrying value of Evangeline’s property, plant, and equipment. Due to the lack of a long-term agreement, the expected future net cash flows of Evangeline are subject to an increased potential for variability as compared to prior years. Consequently, future impairment tests could occur more frequently and might result in an impairment charge.
Under the terms of the Evangeline Restructuring Agreement entered into on February 22, 2010, Evangeline issued an irrevocable redemption notice to redeem the remaining $35.2 million of 8.82% Senior Secured bonds outstanding pursuant to their terms on February 25, 2010, and paid the debtholders $1.5 million of accrued interest and a $10.2 million make-whole payment. As a result of the debt retirement, Evangeline expensed $2.1 million in unamortized debt issuance costs associated with the Evangeline bonds. The Evangeline bonds were non-recourse to Cleco Corporation and redemption of the bonds was permitted under Cleco Corporation’s revolving credit facility. Upon the redemption of the bonds, $30.1 million of restricted cash was released to Evangeline.
The impacts of these transactions are reflected in the Midstream segment, which includes Evangeline. In accordance with the authoritative guidance, effective January 1, 2010, the financial results for Evangeline are no longer presented as equity income (loss), but presented in the corresponding line items in the consolidated financials of Midstream.
Due to the expiration of the Evangeline 2010 Tolling Agreement on December 31, 2011, Coughlin’s capacity and energy was available to Midstream beginning January 1, 2012. Evangeline was one of the successful bidders in Cleco Power’s RFP for short-term 2012 resources beginning January 1, 2012, and currently is providing 250 MW of capacity and energy to Cleco Power under a tolling agreement through April 30, 2012. In addition to Cleco Power’s RFP referenced above, in December 2011, Evangeline was also notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power RFP for contractual resources to meet CSAPR beginning in May 2012. The proposal was for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and has been submitted to the LPSC and FERC for approval. Currently, Midstream is marketing Coughlin’s capacity for periods beginning after April 30, 2015, and is evaluating various options to optimize Coughlin’s value.

Note 18 — Acadia Transactions

Acadia Unit 1
In February 2010, Cleco Power completed the acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities. Cleco Power and the parties executed the definitive agreements in 2009, and received LPSC and FERC approvals for the transaction in January 2010 and February 2010, respectively. The significant terms of the transaction were:

•	Cleco Power acquired Acadia Unit 1 and half of the common facilities for $304.0 million,

•	Cleco Power recognized $78.4 million of deferred taxes on the transaction,

•	Acadia recognized a gain of $82.0 million,

•
APH received $6.8 million from third parties in return for APH’s indemnification against the third parties’ 50% share of Acadia’s liabilities and other obligations related to the Cleco Power transaction, and

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

•
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

Acadia Unit 2
On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 and Acadia Power Station’s remaining common facilities to Entergy Louisiana. The significant terms of the transaction were:

•	Entergy Louisiana acquired Acadia Unit 2 for $298.8 million,

•	In exchange for $10.9 million, APH indemnified the third-party owners of Cajun and their affiliates against 50% of Acadia’s liabilities and other obligations related to the Acadia Unit 2 transaction,

•	APH recognized a gain of $62.0 million, which included $26.2 million of equity income that represents the 2007 investment impairment charge of $45.9 million, partially offset by $19.7 million of capitalized interest during the construction of Acadia,

•	APH received 100% ownership in Acadia in exchange for its 50% interest in Cajun, and Acadia became a consolidated subsidiary of APH, and

•	Cleco Power operates Acadia Unit 2 on behalf of Entergy Louisiana.

Following the transaction, ongoing operations at Acadia were minimal, relating only to the previously established accounts receivable and accounts payable and servicing of indemnities. Therefore, Acadia did not meet the definition of a business.

Note 19 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. Where applicable, transactions are reported net of income taxes.

Cleco
(THOUSANDS)	(LOSS) GAIN AND PRIOR SERVICE COST	NET LOSS ARISING DURING PERIOD	NET GAIN (LOSS) ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances, December 31, 2009	$(9,794)	$(3,602)	$2,105	$(11,291)
Current-period change	(31)	(4,241)	3,925	(347)
Balances, December 31, 2010	$(9,825)	$(7,843)	$6,030	$(11,638)
Current-period change	$1,213	$(1,721)	$(15,993)	$(16,501)
Balances, December 31, 2011	$(8,612)	$(9,564)	$(9,963)	$(28,139)

Cleco Power
(THOUSANDS)	(LOSS) GAIN AND PRIOR SERVICE COST	NET LOSS ARISING DURING PERIOD	NET GAIN (LOSS) ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balances, December 31, 2009	$(5,698)	$(2,078)	$2,105	$(5,671)
Current-period change	(381)	(2,607)	3,925	937
Balances, December 31, 2010	$(6,079)	$(4,685)	$6,030	$(4,734)
Current-period change	$692	$(595)	$(15,993)	$(15,896)
Balances, December 31, 2011	$(5,387)	$(5,280)	$(9,963)	$(20,630)

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Note 20 — Miscellaneous Financial Information (Unaudited)

Cleco
Quarterly information for Cleco for 2011 and 2010 is shown in the following tables.

				2011
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$253,690	$272,923	$351,581	$239,119
Operating income	$65,234	$70,295	$116,180	$49,326
Net income applicable to common stock	$29,004	$70,221	$65,842	$30,643
Basic net income per average share	$0.48	$1.16	$1.09	$0.51
Diluted net income per average common share	$0.48	$1.15	$1.08	$0.51
Dividends paid per common share	$0.25	$0.28	$0.28	$0.3125
Market sales price per share
High	$34.51	$35.66	$36.14	$38.31
Low	$30.56	$33.68	$30.06	$32.36

				2010
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$272,287	$275,903	$343,892	$256,584
Operating income	$55,901	$80,094	$99,987	$59,359
Net income applicable to common stock	$149,958	$35,174	$49,600	$20,613
Basic net income per average share	$2.49	$0.58	$0.82	$0.34
Diluted net income per average common share	$2.48	$0.58	$0.82	$0.34
Dividends paid per common share	$0.225	$0.250	$0.250	$0.250
Market sales price per share
High	$27.67	$28.28	$30.00	$31.76
Low	$24.32	$24.91	$25.95	$29.59

Cleco Corporation’s common stock is listed for trading on the New York Stock Exchange under the ticker symbol “CNL.” Cleco Corporation’s preferred stock is not listed on any stock exchange. On December 31, 2011, Cleco had 6,144 common shareholders and no preferred shareholders, as determined from the records of the transfer agent.
On January 27, 2012, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.3125 per share payable on February 15, 2012, to common shareholders of record at the close of business on February 6, 2012.

In April 2011, the Board of Directors of Cleco Corporation declared a dividend of $0.28 per share of common stock payable on May 16, 2011. In October 2011, the Board of Directors raised the quarterly dividend from $0.28 per share of common stock to $0.3125 per share of common stock, payable on November 15, 2011. The declaration of dividend payments is at the Board of Directors’ sole discretion and future dividends are subject to numerous factors that ordinarily affect dividend policy, including the result of Cleco’s operations and its financial position, as well as general economic and business conditions.
In January 2011, Cleco Corporation’s Board of Directors authorized and approved the redemption of all outstanding shares of the 4.5% cumulative preferred stock not subject to mandatory redemption, provided that no shares of such preferred stock were redeemed prior to the repayment in full and termination of the $150.0 million bank term loan that matured on August 19, 2011. During 2011, the $150.0 million bank term loan was repaid and on June 24, 2011, Cleco Corporation redeemed all 10,288 outstanding shares of its 4.5% preferred stock. The redemption price was $101 per share, plus accrued and unpaid dividends to the redemption date, or $101.296 per share.
Cleco Power
Quarterly information for Cleco Power for 2011 and 2010 is shown in the following tables.

				2011
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$250,623	$268,464	$342,296	$236,099
Operating income	$67,819	$75,548	$110,175	$53,638
Net income	$30,030	$35,694	$53,833	$23,278
Distribution to Cleco Corporation (as sole member)	$30,000	$25,000	$25,000	$50,000

				2010
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$263,527	$271,200	$332,477	$253,251
Operating income	$53,869	$81,308	$94,989	$62,484
Net income	$32,160	$39,089	$52,335	$23,821
Distribution to Cleco Corporation (as sole member)	$25,000	$50,000	$50,000	$25,000

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of December 31, 2011, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including the CEO and CFO, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2011, and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Reports on Internal Control Over Financial Reporting
The management of Cleco and Cleco Power is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Cleco and Cleco Power’s internal control over financial reporting is a process designed by, or under the supervision of, each of Cleco and Cleco Power’s principal executive and financial officers and effected by Cleco and Cleco Power’s board of directors or managers, as the case may be, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
The management of Cleco and Cleco Power, under the supervision of each of the Registrants’ principal executive officer and principal financial officer, conducted an assessment of the effectiveness of Cleco and Cleco Power’s respective internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the management of Cleco and Cleco Power concluded that, as of December 31, 2011, the Registrants’ internal control over financial reporting was effective.
The effectiveness of Cleco and Cleco Power’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which appear on pages 60 and 67, respectively, of this Annual Report on Form 10-K.

Certifications
The certifications of the Registrants’ CEO and CFO required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1, 31.2, 31.3, and 31.4 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual, Cleco’s CEO filed a certification with the NYSE on May 23, 2011, reporting that he was not aware of any violation by Cleco of the NYSE’s Corporate Governance listing standards.

ITEM 9B.    OTHER INFORMATION

None.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Audit Committee Financial Expert
Cleco’s board of directors has determined that Mr. Peter M. Scott III, who serves as the Chairman of the Audit Committee of the Board of Directors, fulfills the requirements for an independent audit committee financial expert for Cleco Corporation.

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

CLECO
The information set forth, (i) under the caption “Proposal Number I — Election of Three Class III Directors,” (ii) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and (iii) under the caption “Report of the Audit Committee” in the 2012 Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2012, filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (2012 Proxy Statement), is incorporated herein by reference. See also “Part I — Board of Directors of Cleco” and “ — Executive Officers of Cleco.”

CLECO POWER
The information called for by Item 10 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 11.    EXECUTIVE COMPENSATION

CLECO
The information set forth, (i) under the subcaption “Independence and Organization of the Board of Directors” under the caption “Proposal Number I — Election of Three Class III Directors,” (ii) under the caption “Compensation Discussion and Analysis,” (iii) under the caption “Executive Officers Compensation,” (iv) under the caption “Director Compensation,” and (v) under the caption “Report of the Compensation Committee” in the 2012 Proxy Statement is incorporated herein by reference.

CLECO POWER
The information called for by Item 11 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CLECO

Security Ownership
The information set forth, (i) under the caption “Security Ownership of Directors and Management” and (ii) under the caption “Security Ownership of Certain Beneficial Owners” in the 2012 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information
Cleco has compensation plans under which equity securities of Cleco Corporation are authorized for issuance as approved by security holders. Cleco does not have such plans that have not been approved by security holders. The following table provides information about compensation plans under which equity securities of Cleco Corporation were authorized for issuance at December 31, 2011.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS		WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders
Employee Stock Purchase Plan	2,395	(1)	$36.20	432,756
Long-term incentive compensation plans	94,070		$21.12	1,728,489	(2)
Total	96,465		$21.49	2,161,245
(1) The number of options in column (a) for the Employee Stock Purchase Plan represents the number of options granted at December 31, 2011, based on employee withholdings and the option grant calculation under the plan.

(2) Stock options and restricted stock may be issued pursuant to the 2010 LTICP. This plan requires the number of securities available to be issued to be reduced by the number of options and the number of restricted shares previously awarded, net of forfeitures. At December 31, 2011, there were 375,446 shares of restricted stock awarded, net of forfeitures, pursuant to the 2010 LTICP. New options or restricted stock cannot be issued pursuant to the 2000 LTICP, which expired on December 31, 2009. However, stock options issued prior to December 31, 2009 under the 2000 LTICP remain outstanding until they expire.

For more information on compensation plans using equity securities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements —

Note 7 — Common and Preferred Stock.” This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO POWER
The information called for by Item 12 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CLECO
The information set forth under the subcaptions “Independence and Organization of the Board of Directors,” and “Cleco’s Code of Business Conduct & Ethics” under the caption “Proposal Number I — Election of Three Class III Directors” in the 2012 Proxy Statement is incorporated herein by reference.

CLECO POWER
The information called for by Item 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

CLECO
The information set forth under “Relationship with Accountants” regarding fees paid to Cleco’s independent auditors in the 2012 Proxy Statement is incorporated herein by reference.

CLECO POWER
The information set forth under “Relationship with Accountants” regarding fees paid to Cleco’s independent auditors in the 2012 Proxy Statement is incorporated herein by reference.
PricewaterhouseCoopers LLP provides professional services for Cleco Power that are directly billed to Cleco Corporation, the cost of which is allocated to Cleco Power though not billed directly to them.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm	60
	Report of Independent Registered Public Accounting Firm	67
15(a)(1)	Financial Statements of Cleco Corporation
	Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009	61
	Consolidated Balance Sheets at December 31, 2011, and 2010	62
	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009	64
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010, and 2009	66
	Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2011, 2010, and 2009	66
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009	68
	Cleco Power Consolidated Balance Sheets at December 31, 2011, and 2010	69
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009	71
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010, and 2009	73
	Cleco Power Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2011, 2010, and 2009	73
	Notes to the Financial Statements	74
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Corporation (Parent Company Only)
	Condensed Statements of Income for the years ended December 31, 2011, 2010, and 2009	126
	Condensed Balance Sheets at December 31, 2011, and 2010	127
	Condensed Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009	128
	Condensed Statements of Comprehensive Income for the years ended December 31, 2011, 2010, and 2009	129
	Notes to the Condensed Financial Statements	130
	Schedule II — Valuation and Qualifying Accounts
	Cleco Corporation	131
	Cleco Power	131

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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

EXHIBITS

CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)(1)	Amended and Restated Articles of Incorporation of the Company, dated November 2, 2010	1-15759	8-K(11/2/10)	3.1
	3(b)(1)	Bylaws of Cleco Corporation, revised effective October 29, 2011	1-15759	10-Q(9/11)	3.1
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco Power (as successor) and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
	4(b)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K(4/26/01)	4(a)
	4(b)(6)	Sixth Supplemental Indenture providing for the issuance of $75,000,000 principal amount of 5.375% Notes due May 1, 2013	1-5663	8-K(4/28/03)	4.1
	4(b)(7)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(7/6/05)	4.1
	4(b)(8)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(11/28/05)	4.1
	4(b)(9)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-5663	8-K(6/2/08)	4.1
	4(b)(10)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Trust Company, N.A. (as successor trustee)	1-5663	8-K(11/12/09)	4.1
	4(b)(11)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-5663	8-K(11/15/10)	4.1
	4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	1-5663	10-Q(9/99)	4(c)
**	10(a)(1)	2000 Long-Term Incentive Compensation Plan	333-71643-01	2000 Proxy Statement(3/00)	A
**	10(a)(2)	2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	1-15759	10-Q(3/05)	10(a)
**	10(a)(3)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2, Effective as of July 23, 2004	1-15759	10-Q(9/04)	10(a)
**	10(a)(4)	2000 Long-Term Incentive Compensation Plan, Amendment Number 3, Dated as of January 28, 2005	1-15759	10-Q(3/05)	10(b)
**	10(a)(5)	2000 Long-Term Incentive Compensation Plan, Amendment Number 4, Dated as of November 4, 2008	1-15759	10-K(2008)	10(a)(6)
**	10(a)(6)	2000 Long-Term Incentive Compensation Plan, Amendment Number 5, Dated as of December 8, 2008	1-15759	8-K(12/9/08)	10.1
**	10(a)(7)	2000 Long-Term Incentive Compensation Plan, Administrative Procedure No. 1	1-15759	10-K(2005)	10(a)(6)
**	10(a)(8)	2010 Long-Term Incentive Compensation Plan, effective as of January 1, 2010	1-15759	2009 Proxy Statement (3/12/09)	C
**	10(a)(9)	Cleco Corporation 2010 Long-Term Incentive Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.4
**	10(a)(10)	Form of Notice and Acceptance of Directors’ Grant of Nonqualified Stock Options under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(a)
**	10(a)(11)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(c)
**	10(a)(12)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(d)
**	10(a)(13)	Form of Notice and Acceptance of Director’s Grant of Nonqualified Stock Option	1-5663	10-Q(9/01)	10
	10(a)(14)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(b)
	10(a)(15)	Form of Notice and Acceptance of Grant of Restricted Stock and Allocation of Opportunity Shares	1-15759	10-Q(9/05)	10(c)
	10(a)(16)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2007 Performance Cycle	1-15759	10-K(2006)	10(n)(3)
	10(a)(17)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2008 Performance Cycle	1-15759	10-K(2007)	10(m)(4)
	10(a)(18)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2009 Performance Cycle	1-15759	10-K(2008)	10(m)(4)
	10(a)(19)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2010 Performance Cycle	1-15759	10-K(2009)	10(g)(2)
	10(a)(20)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2011 Performance Cycle	1-15759	10-K(2010)	10(a)(19)
	10(a)(21)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan	1-15759	8-K(2/1/11)	10.1
	10(a)(22)	Notice and Acceptance of Award of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Cleco Corporation and Michael H. Madison	1-15759	8-K(2/1/11)	10.2
*	10(a)(23)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2012 Performance Cycle

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
**	10(b)(1)	Annual Incentive Compensation Plan amended and restated as of January 23, 2003	1-15759	10-K(2003)	10(b)
**	10(b)(2)	First Amendment to Annual Incentive Compensation Plan, effective as of January 1, 2009	1-15759	10-K(2008)	10(b)(2)
**	10(b)(3)	Participation Agreement, Annual Incentive Compensation Plan	1-5663	10-K(1995)	10(c)
**	10(c)(1)	Deferred Compensation Plan for Directors	1-5663	10-K(1992)	10(n)
**	10(c)(2)	Summary of Director Compensation, Benefits and Policies, last revised on July 29, 2011	1-15759	10-Q(9/11)	10.3
**	10(d)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**	10(d)(2)	First Amendment to Supplemental Executive Retirement Plan effective July 1, 1999	1-15759	10-K(2003)	10(e)(1)(a)
**	10(d)(3)	Second Amendment to Supplemental Executive Retirement Plan dated July 28, 2000	1-15759	10-K(2003)	10(e)(1)(b)
**	10(d)(4)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**	10(d)(5)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**	10(d)(6)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**	10(d)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**	10(d)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**	10(d)(9)	Cleco Corporation Supplemental Executive Retirement Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.2
**	10(e)(1)	Executive Employment Agreement between Cleco Corporation and George W. Bausewine effective as of May 5, 2009	1-15759	10-Q(6/09)	10.1
**	10(e)(2)	Executive Employment Agreement Compliance Addendum – Code Section 409A, effective January 1, 2009	1-15759	8-K(12/9/08)	10.4
**	10(e)(3)	Form of Cleco Corporation Executive Employment Agreement (Level 1)	1-15759	8-K(1/9/09)	10.1
**	10(e)(4)	Executive Employment Agreement (Level 1) and addendum to Executive Employment Agreement (Level 1) between Cleco Corporation and Darren J. Olagues, dated July 30, 2010	1-15759	10-Q(6/10)	10.1
**	10(e)(5)	Executive Employment Agreement (Level 1) between Cleco Corporation and Michael H. Madison, effective October 1, 2009	1-15759	10-K(2009)	10(e)(5)
**	10(e)(6)	Executive Employment Agreement (Level 1) between Cleco Corporation and Dilek Samil effective, January 1, 2009	1-15759	10-K(2009)	10(e)(6)
**	10(e)(7)	Executive Employment Agreement (Level 2) between Cleco Corporation and William G. Fontenot, effective July 28, 2009	1-15759	10-K(2009)	10(e)(7)
**	10(e)(8)	Executive Employment Agreement (Level 2) between Cleco Corporation and R. Russell Davis, effective July 28, 2009	1-15759	10-K(2009)	10(e)(8)
**	10(e)(9)	Executive Employment Agreement (Level 1) and addendum to Executive Employment Agreement (Level 1) between Cleco Corporation and Wade A. Hoefling, effective January 29, 2010	1-15759	10-K(2009)	10(e)(9)
**	10(e)(10)	Separation Agreement between Cleco Corporation and Dilek Samil, dated October 22, 2010	1-15759	8-K(10/22/10)	10.1
**	10(e)(11)	Cleco Corporation Executive Severance Plan, effective October 28, 2011	1-15759	10-Q(9/11)	3.1
**	10(e)(12)	Executive Employment Agreement, dated April 21, 2011, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(4/27/11)	10.1
**	10(e)(13)	Retirement Agreement, dated April 21, 2011, by and between Cleco Corporation and Michael H. Madison	1-15759	8-K(4/27/11)	10.2
**	10(e)(14)*	Waiver of 2012 salary increases by Bruce A. Williamson, President and Chief Executive Officer
	10(f)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)
	10(g)(1)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
	10(g)(2)	Employee Stock Purchase Plan, Amendment No. 1, dated January 22, 2004	1-15759	10-K(2003)	10(s)(1)
	10(g)(3)	Employee Stock Purchase Plan, Amendment No. 2, effective as of January 1, 2006	1-15759	10-Q(6/05)	10(a)
*	10(g)(4)	Cleco Corporation Pay for Performance Plan
**	10(h)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**	10(h)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**	10(h)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9)08)	10.2
	10(h)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
	10(h)(5)	Cleco Corporation Deferred Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.5
	10(i)(1)	Credit Agreement dated as of November 23, 2010 by and among Cleco Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders and other parties thereto	1-15759	8-K(11/30/10)	10.1
	10(i)(2)	Loan Agreement dated as of February 19, 2010, among Cleco Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto	1-15759	10-K(2009)	10(j)(3)
	10(i)(3)	Amendment No. 1 Dated as of January 27, 2011 to Loan Agreement Dated as of February 19, 2010	1-15759	10-K(2010)	10(i)(3)
	10(i)(4)	First Amendment, dated as of October 7, 2011, to Credit Agreement dated as of November 23, 2010 by and among Cleco Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders and other parties thereto	1-15759	8-K(10/14/11)	10.1
	10(j)	Acadia Power Partners, LLC – Third Amended and Restated Limited Liability Company Agreement dated February 23, 2010	1-5759	10-K(2010)	10(j)
*	12(a)	Computation of Ratios of Earnings (loss) to Fixed Charges and of Earnings (loss) to Combined Fixed Charges and Preferred Stock Dividends
*	21	Subsidiaries of the Registrant
*	23(a)	Consent of Independent Registered Public Accounting Firm
*	24(a)	Power of Attorney from each Director of Cleco Corporation whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2011
*	31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	95	Mine Safety Disclosures

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*	101.INS (1)	XBRL Instance Document
*	101.SCH (1)	XBRL Taxonomy Extension Schema
*	101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB (1)	XBRL Taxonomy Extension Label Linkbase
*	101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase

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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)	First Amended and Restated Articles of Organization of Cleco Power LLC, dated April 30, 2010	1-5663	10-Q(3/10)	3.2
	3(b)	First Amended and Restated Operating Agreement of Cleco Power LLC, dated April 30, 2010	1-5663	10-Q(3/10)	3.3
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
	4(b)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K(4/26/01)	4(a)
	4(b)(6)	Sixth Supplemental Indenture providing for the issuance of $75,000,000 principal amount of 5.375% Notes due May 1, 2013	1-5663	8-K(4/28/03)	4.1
	4(b)(7)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(7/6/05)	4.1
	4(b)(8)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(11/28/05)	4.1
	4(b)(9)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-5663	8-K(6/2/08)	4.1
	4(b)(10)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-5663	8-K(11/12/09)	4.1
	4(b)(11)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-5663	8-K(11/12/09)	4.1
	4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
	4(d)	Loan Agreement, dated as of November 1, 2006, between Cleco Power LLC and the Rapides Finance Authority	1-5663	8-K(11/27/06)	4.1
	4(e)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-5663	8-K(11/20/07)	4.1
	4(f)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority	1-5663	10-Q(3/10)	4.1
	4(g)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority	1-5663	10-Q(3/10)	4.2
**	10(a)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**	10(a)(2)	Form of Cleco Corporation Executive Employment Agreement (Level 1)	1-15759	8-K(1/9/09)	10.1
	10(b)(1)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)
	10(b)(2)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 1, Effective January 1, 1999	1-5663	10-K(2009)	10(b)(3)
	10(b)(3)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2, Effective January 1, 2004	1-5663	10-Q(6/04)	10(b)
	10(b)(4)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 3, Effective October 1, 2005	1-5663	10-Q(9/05)	10(e)
	10(b)(5)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 4 (designated as Amendment Number 3 in exhibit 10(b), effective January 1, 2007	1-5663	10-Q(3/07)	10(b)
	10(b)(6)	401(k) Savings and Investment Plan, Amended and Restated Generally Effective November 1, 2010	1-5669	10-K(2010)	10(b)(14)
*	10(b)(7)	401(k) Savings and Investment Plan, As Amended and Restated Effective November 1, 2010, Amendment Number 1
	10(c)(1)	Credit Agreement dated as of November 23, 2010 by and among Cleco Power LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders and other parties thereto	1-5663	8-K(11/30/10)	10.2
	10(c)(2)	First Amendment, dated as of October 7, 2011, to Credit Agreement dated as of November 23, 2010 by and among Cleco Power LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders and other parties thereto	1-05663	8-K(10/14/11)	10.2
	10(c)(3)	Notes Purchase Agreement dated as of December 16,2011 among Cleco Power, various financial institutions and Credit Agricole Securities (USA) Inc., JPMorgan Securities Inc. and KeyBanc Capital Markets Inc., as agents.	1-05663	8-K(12/16/11)	10.1
	10(d)(1)	Storm Recovery Property Sale Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-5663	8-K(3/6/08)	10.1
	10(d)(2)	Storm Recovery Property Servicing Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-5663	8-K(3/6/08)	10.2
	10(d)(3)	Administration Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-5663	8-K(3/6/08)	10.3
*	12(b)	Computation of Ratios of Earnings to Fixed Charges
*	23(b)	Consent of Independent Registered Public Accounting Firm
*	31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*	31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*	32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	95	Mine Safety Disclosures

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*	101.INS (1)	XBRL Instance Document
*	101.SCH (1)	XBRL Taxonomy Extension Schema
*	101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB (1)	XBRL Taxonomy Extension Label Linkbase
*	101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase

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

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Income

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
Operating expenses
Administrative and general	$1,184	$2,058	$4,045
Other operating expense (income)	650	447	(1,363)
Total operating expenses	$1,834	$2,505	$2,682
Operating loss	(1,834)	(2,505)	(2,682)
Equity income from subsidiaries, net of tax	184,951	262,629	94,566
Interest, net	(2,874)	(9,988)	14,974
Other income	4,699	1,467	4,157
Other expense	(2,282)	(740)	(110)
Income before income taxes	182,660	250,863	110,905
Income tax (benefit) expense	(13,188)	(4,528)	4,598
Net income	195,848	255,391	106,307
Preferred dividends requirements	26	46	46
Preferred stock redemption costs	$112	$—	$—
Income applicable to common stock	$195,710	$255,345	$106,261
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets

	AT DECEMBER 31,
(THOUSANDS)	2011	2010
Assets
Current assets
Cash and cash equivalents	$22,642	$5,320
Accounts receivable - affiliate	13,386	8,189
Other accounts receivable	1	1,202
Taxes receivable	8,431	11,565
Accumulated deferred federal and state income taxes, net	7,153	—
Cash surrender value of life insurance policies	30,639	29,738
Total current assets	82,252	56,014
Equity investment in investees	1,392,693	1,475,118
Deferred charges	39,089	23,351
Total assets	$1,514,034	$1,554,483
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Short-term debt	$—	$150,000
Accounts payable - affiliate	13,739	16,453
Other current liabilities	8,903	10,281
Total current liabilities	22,642	176,734
Deferred credits	61,535	44,542
Long-term debt	10,000	15,000
Total liabilities	94,177	236,276
Commitments and Contingencies (Note 5)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued zero and 10,288 shares at December 31, 2011, and 2010, respectively	—	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,702,342 and 60,539,624 shares and outstanding 60,291,939 and 60,526,126 shares at December 31, 2011, and 2010, respectively	60,702	60,540
Premium on common stock	409,904	405,313
Retained earnings	990,605	863,237
Treasury stock, at cost, 410,403 and 13,498 shares at December 31, 2011, and 2010, respectively	(13,215)	(274)
Accumulated other comprehensive loss	(28,139)	(11,638)
Total common shareholders’ equity	1,419,857	1,317,178
Total shareholders’ equity	1,419,857	1,318,207
Total liabilities and shareholders’ equity	$1,514,034	$1,554,483
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
Operating activities
Net cash provided by operating activities	$175,624	$174,912	$6,007
Investing activities
Additions to property, plant, and equipment, net	—	(152,067)	—
Equity investment in tax credit fund	(43,921)	(35,871)	(16,254)
Return of equity investment in tax credit fund	33,430	—	—
Return of equity investment in investees	89,654	—	850
Other investing	(1,232)	(2,900)	(2,328)
Net cash provided by (used in) investing activities	77,931	(190,838)	(17,732)
Financing activities
Issuance of short-term debt	—	150,000	—
Retirement of short-term debt	(150,000)	—	—
Draws on credit facility	35,000	20,000	93,000
Payments on credit facility	(40,000)	(100,000)	(28,000)
Repurchase of common stock	(13,009)	—	—
Redemption of preferred stock	(1,039)	—	—
Dividends paid on preferred stock	(26)	(46)	(46)
Dividends paid on common stock	(68,023)	(58,988)	(54,221)
Other financing	864	3,200	2,131
Net cash (used in) provided by financing activities	(236,233)	14,166	12,864
Net increase (decrease) in cash and cash equivalents	17,322	(1,760)	1,139
Cash and cash equivalents at beginning of period	5,320	7,080	5,941
Cash and cash equivalents at end of period	$22,642	$5,320	$7,080
Supplementary cash flow information
Interest paid	$1,752	$8,205	$3,119
Income tax paid (refunded), net	$31,180	$80,905	$(34,792)
Supplementary non-cash investing and financing activity
Issuance of treasury stock – LTICP	$68	$93	$117
Issuance of common stock - LTICP/ESPP	$328	$299	$290
Non-cash additions to property, plant, and equipment	$—	$152,067	$—
Non-cash return of investment	$—	$152,067	$—
Non-cash contribution to subsidiary, net of tax	$—	$225,732	$—
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Comprehensive Income

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2011	2010	2009
Net income	$195,848	$255,391	$106,307
Other comprehensive loss, net of tax:
Amortization of postretirement benefit net loss (gain) (net of tax expense of $605 in 2011, and tax benefit of $20 in 2010 and $158 in 2009)	1,213	(31)	(160)
Postretirement benefit loss incurred during the year (net of tax benefit of $949 in 2011 and $2,553 in 2009, and tax expense of $131 in 2010)	(1,721)	(4,241)	(3,403)
Cash flow hedges:
Net derivative (loss) gain (net of tax benefit of $9,873 in 2011, and tax expense of $1,823 in 2010 and $1,208 in 2009)	(15,788)	2,916	1,930
Reclassification of net (gain) loss to interest charges (net of tax benefit of $129 in 2011, and tax expense of $197 in 2010 and $110 in 2009)	(205)	315	175
Reclassification of net loss to other expense (net of tax expense of $434 in 2010)	—	694	—
Total other comprehensive loss, net of tax	(16,501)	(347)	(1,458)
Comprehensive income, net of tax	$179,347	$255,044	$104,849
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO CORPORATION (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies

The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Corporation, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2011, Cleco Corporation’s restricted net assets of consolidated subsidiaries were $723.5 million and exceeded 25% of its total consolidated net assets.
Cleco Corporation’s major, first-tier subsidiaries consist of Cleco Power and Midstream.
Cleco Power contains the LPSC-jurisdictional generation, transmission, and distribution electric utility operations serving Cleco’s traditional retail and wholesale customers. Midstream owns and operates a merchant power plant (Coughlin).
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

Note 2 — Debt

At December 31, 2011, Cleco Corporation had no short-term debt outstanding compared to $150.0 million at December 31, 2010. The short-term debt outstanding at December 31, 2010, was a bank term loan Cleco Corporation entered into in February 2010. The bank term loan had an interest rate of one-month LIBOR plus 2.75% and was set to mature in February 2011. In January 2011, Cleco extended the bank term loan to mature on August 19, 2011, and lowered the interest rate to one-month LIBOR plus 2.50% or ABR plus 1.50%. On April 29, 2011, Cleco repaid the $150.0 million bank term loan. As part of the repayment, Cleco paid $0.6 million for accrued interest on the term loan.
At December 31, 2011, Cleco Corporation’s long-term debt outstanding was $10.0 million, of which none was due within one year, compared to $15.0 million of long-term debt at December 31, 2010, of which none was due within one year. The long-term debt at December 31, 2011, and 2010, was the result of outstanding draws on Cleco Corporation’s credit facilities.
In November 2010, Cleco Corporation entered into a $200.0 million four-year revolving credit facility. The credit facility was set to mature on November 23, 2014, and provided for working capital and other needs. Cleco Corporation’s borrowing costs under this facility were equal to LIBOR plus 2.05%, plus facility fees of 0.45%. On October 7, 2011, Cleco Corporation amended its credit facility agreement. Under the amended agreement, Cleco Corporation’s maximum capacity was increased from $200.0 million to $250.0 million, the maturity date was extended to October 7, 2016, and the borrowing costs were lowered to equal LIBOR plus 1.50% or ABR plus 0.50%, plus facility fees of 0.25%. At December 31, 2011, Cleco Corporation was in compliance with the covenants in its credit facility.
At December 31, 2011, Cleco Corporations' outstanding

credit facility borrowings reduced available borrowings by $10.0 million, leaving an available borrowing capacity of $240.0 million.

Note 3 — Dividends and Equity Contributions

Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances. The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2011, approximately $661.5 million of member’s equity were unrestricted. Cleco Corporation received $130.0 million, $150.0 million, and $30.0 million in distributions from Cleco Power in 2011, 2010, and 2009, respectively. During 2010, Cleco Corporation made $225.7 million in non-cash equity contributions to Cleco Power relating to Acadia Unit 1. No equity contributions were made to Cleco Power in 2011 or 2009.
Cleco Corporation received $159.2 million and $32.0 million in distributions from Midstream during the years ended December 31, 2011, and 2010, respectively. Cleco Corporation received no distributions from Midstream during the year ended December 31, 2009. For the years ended December 31, 2011, 2010, and 2009, Cleco Corporation made no equity contributions to Midstream.

Note 4 — Income Taxes

Cleco Corporation (Parent Company Only) Condensed Statements of Income reflect income tax benefit of $13.2 million, income tax benefit of $4.5 million, and income tax expense of $4.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. In addition to these amounts, income tax expense of $116.1 million, $147.0 million, and $5.0 million is reflected in equity income of subsidiaries, net of tax for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 5 — Commitments and Contingencies

For information regarding commitments and contingencies related to Cleco Corporation, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Disclosures about Guarantees.”

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

CLECO CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2011, 2010, and 2009
Allowance for Uncollectible Accounts (THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	UNCOLLECTIBLE ACCOUNT WRITE-OFFS LESS RECOVERIES	BALANCE AT END OF PERIOD (1)
Year Ended December 31, 2011	$3,455	$1,992	$4,311	$1,136
Year Ended December 31, 2010	$1,173	$3,756	$1,474	$3,455
Year Ended December 31, 2009	$1,632	$1,657	$2,116	$1,173
(1) Deducted in the consolidated balance sheet

Restricted and Unrestricted Storm Reserves (THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Unrestricted Storm Reserve
Year Ended December 31, 2011	$1,454	$2,000	$2,051	$1,403
Year Ended December 31, 2010	$1,146	$543	$235	$1,454
Year Ended December 31, 2009	$210	$3,643	$2,707	$1,146
Restricted Storm Reserve
Year Ended December 31, 2011	$25,993	$887	$2,000	$24,880
Year Ended December 31, 2010	$25,434	$857	$298	$25,993
Year Ended December 31, 2009	$27,410	$825	$2,801	$25,434

CLECO POWER

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2011, 2010, and 2009
Allowance for Uncollectible Accounts (THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	UNCOLLECTIBLE ACCOUNT WRITE-OFFS LESS RECOVERIES	BALANCE AT END OF PERIOD (1)
Year Ended December 31, 2011	$3,395	$1,972	$4,231	$1,136
Year Ended December 31, 2010	$1,173	$3,696	$1,474	$3,395
Year Ended December 31, 2009	$1,632	$1,657	$2,116	$1,173
(1) Deducted in the consolidated balance sheet

Restricted and Unrestricted Storm Reserves (THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Unrestricted Storm Reserve
Year Ended December 31, 2011	$1,454	$2,000	$2,051	$1,403
Year Ended December 31, 2010	$1,146	$543	$235	$1,454
Year Ended December 31, 2009	$210	$3,643	$2,707	$1,146
Restricted Storm Reserve
Year Ended December 31, 2011	$25,993	$887	$2,000	$24,880
Year Ended December 31, 2010	$25,434	$857	$298	$25,993
Year Ended December 31, 2009	$27,410	$825	$2,801	$25,434

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Bruce A. Williamson
(Bruce A. Williamson)
(President, Chief Executive Officer and Director)

Date: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bruce A. Williamson	President, Chief Executive Officer and Director	February 22, 2012
(Bruce A. Williamson)	(Principal Executive Officer)
/s/ Darren J. Olagues	Senior Vice President, CFO and Treasurer	February 22, 2012
(Darren J. Olagues)	(Principal Financial Officer)
/s/ Terry L. Taylor	Controller & Chief Accounting Officer	February 22, 2012
(Terry L. Taylor)	(Principal Accounting Officer)

DIRECTORS*
SHERIAN G. CADORIA
J. PATRICK GARRETT
ELTON R. KING
LOGAN W. KRUGER
WILLIAM L. MARKS
ROBERT T. RATCLIFF, SR.
PETER M. SCOTT III
SHELLEY STEWART, JR.
WILLIAM H. WALKER, JR.

*By:	/s/ Bruce A. Williamson	February 22, 2012
(Bruce A. Williamson, as Attorney-in-Fact)

CLECO CORPORATION CLECO POWER	2011 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Bruce A. Williamson
(Bruce A. Williamson)
(Chief Executive Officer and Sole Manager)

Date: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bruce A. Williamson	Chief Executive Officer and Sole Manager	February 22, 2012
(Bruce A. Williamson)	(Principal Executive Officer)
/s/ Darren J. Olagues	Senior Vice President, CFO and Treasurer	February 22, 2012
(Darren J. Olagues)	(Principal Financial Officer)
/s/ Terry L. Taylor	Controller and Chief Accounting Officer	February 22, 2012
(Terry L. Taylor)	(Principal Accounting Officer)