Form 10-Q
period 2012-03-31
CLECO POWER LLC; CLECO CORP
filed 2012-05-02
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15759
CLECO CORPORATION
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-1445282 (I.R.S. Employer Identification No.)

2030 Donahue Ferry Road, Pineville, Louisiana (Address of principal executive offices)	71360-5226 (Zip Code)

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
Large accelerated filer ☐           Accelerated filer ☐                Non-accelerated filer ☒  (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at April 30, 2012

Cleco Corporation	Common Stock, $1.00 Par Value	60,919,728

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

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
Cajun
Cajun Gas Energy L.L.C.  In conjunction with the disposition of Acadia Unit 2 on April 29, 2011, APH no longer has any ownership interest in Cajun.  From February 23, 2010 to April 29, 2011, Cajun was 50% owned by APH and 50% owned by third parties.  Prior to February 23, 2010, Cajun was 100% owned by third parties.

CSAPR	The Cross-State Air Pollution Rule
Cleco Innovations LLC	A wholly owned subsidiary of Cleco Corporation
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Coughlin	Coughlin Power Station, a combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana.
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010. Section 1503 under Title XV – Miscellaneous Provisions include requirements for reporting mine safety.
DOE	United States Department of Energy
EAC	Environmental Adjustment Clause
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C., formerly Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
Evangeline 2010 Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and JPMVEC, which was executed in February 2010 and expired on December 31, 2011
Evangeline Restructuring Agreement	Purchase, Sale and Restructuring Agreement entered into on February 22, 2010, by Evangeline and JPMVEC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection Agreement and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
JPMVEC	J.P. Morgan Ventures Energy Corporation. In September 2008, BE Louisiana LLC was merged into JPMVEC.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Madison Unit 3	A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana that commenced commercial operation on February 12, 2010.
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
NERC	North American Electric Reliability Corporation
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NOx	Nitrogen oxides
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PPACA	Patient Protection and Affordable Care Act (HR 3590)
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
SPP	Southwest Power Pool
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
USB NMTC Fund 2008-1 LLC	Fund formed to hold new markets tax credits and solar credits for the benefit of Cleco Corporation.
VaR	Value-at-risk

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Combined Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Combined Quarterly Report are forward-looking statements, including, without limitation, future capital expenditures; projections, including with respect to base revenue; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements, including through RFPs; expansion of service to certain customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•
factors affecting utility operations, such as unusual weather conditions or other natural phenomena, catastrophic weather-related damage (such as hurricanes and other storms or severe drought conditions), unscheduled generation outages, unanticipated maintenance or repairs, unanticipated changes to fuel costs, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems, or other developments, fuel mix of Cleco’s generation facilities, decreased customer load, environmental incidents, environmental compliance costs, and power transmission system constraints,

•	Cleco Corporation’s holding company structure and its dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations and pay dividends on its common stock,

•	Cleco Power’s ability to recover costs incurred on projects funded or partially funded through government grants,

•	Cleco Power’s ability to maintain its right to sell wholesale generation at market-based rates within its control area,

•	dependence of Cleco Power for energy from sources other than its facilities and the uncertainty of future sources of such additional energy,

•	nonperformance by and creditworthiness of counterparties under power purchase agreements, or the restructuring of those agreements, including possible termination,

•	nonperformance by and creditworthiness of the guarantor counterparty of the USB NMTC Fund 2008-1 LLC,

•	regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation,

recovery of storm restoration costs, the frequency and timing of rate increases or decreases, the results of periodic NERC and LPSC audits, the formation of ICTs, including possible participation in an RTO and Cleco Power’s ability to recover related transmission upgrade costs, and the compliance with the ERO reliability standards for bulk power systems by Cleco Power and Evangeline,

•	financial or regulatory accounting principles or policies imposed by FASB, the SEC, the PCAOB, FERC, the LPSC, or similar entities with regulatory or accounting oversight,

•
economic conditions, including the ability of customers to continue paying utility bills, related growth and/or down-sizing of businesses in Cleco’s service area, monetary fluctuations, changes in commodity prices, and inflation rates,

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

•	the availability and use of alternative sources of energy and technologies,

•	the imposition of energy efficiency requirements or of increased conservation efforts of customers,

•	reliability of Cleco Power and Midstream generating facilities, particularly Madison Unit 3,

•	acts of terrorism or other man-made disasters,

•	availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries,

•	changes in tax laws or disallowances of uncertain tax positions that may result in a change to tax benefits or expenses,

•	employee work force factors, including work stoppages and changes in key executives,

•
legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects, including the joint project to upgrade the Acadiana Load Pocket transmission system and the AMI project,

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

•	changes in federal, state, or local laws and changes in tax laws or rates, or regulating policies,

•	the impact of current or future environmental laws and

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

regulations, including those related to greenhouse gases and energy efficiency, which could limit or terminate the operation of certain generating units, increase costs, reduce customer demand for electricity, or otherwise materially adversely impact the Registrants’ financial condition or results of operations,

•	ability of Cleco Power to recover from its customers the costs of compliance with environmental laws and regulations, and

•	ability of Dolet Hills lignite reserve to provide sufficient fuel to the Dolet Hills Power Station until at least 2026.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read "Risk Factors" in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011. All subsequent written and oral forward-looking statements attributable to the Registrants or persons acting on their behalf are expressly qualified in their entirety by the factors identified above.
The Registrants undertake no obligation to update any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Corporation
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Corporation’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2012	2011
Operating revenue
Electric operations	$209,590	$238,468
Tolling operations	—	2,781
Other operations	10,946	12,728
Affiliate revenue	—	147
Gross operating revenue	220,536	254,124
Electric customer credits	2,237	(434)
Operating revenue, net	222,773	253,690
Operating expenses
Fuel used for electric generation	73,064	96,968
Power purchased for utility customers	8,637	9,048
Other operations	27,700	27,063
Maintenance	17,235	16,809
Depreciation	31,167	29,098
Taxes other than income taxes	10,030	9,460
(Gain) loss on sale of assets	(33)	10
Total operating expenses	167,800	188,456
Operating income	54,973	65,234
Interest income	34	115
Allowance for other funds used during construction	1,017	1,978
Equity income from investees, before tax	1	611
Other income	9,375	1,205
Other expense	(1,335)	(1,318)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	20,968	27,328
Allowance for borrowed funds used during construction	(344)	(714)
Total interest charges	20,624	26,614
Income before income taxes	43,441	41,211
Federal and state income tax expense	13,410	12,195
Net income	30,031	29,016
Preferred dividends requirements	—	12
Net income applicable to common stock	$30,031	$29,004

Average number of basic common shares outstanding	60,372,567	60,576,004
Average number of diluted common shares outstanding	60,598,975	60,904,867
Basic earnings per share
Net income applicable to common stock	$0.50	$0.48
Diluted earnings per share
Net income applicable to common stock	$0.50	$0.48
Cash dividends paid per share of common stock	$0.3125	$0.25
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2012	2011
Net income	$30,031	$29,016
Other comprehensive income, net of tax:
Amortization of postretirement benefit net loss (net of tax expense of $165 in 2012 and $148 in 2011)	363	338
Cash flow hedges:
Net derivative gain (net of tax expense of $1,792 in 2012)	2,865	—
Reclassification of net gain to interest charges (net of tax benefit $34 in 2011)	(1)	(55)
Reclassification of ineffectiveness to regulatory asset (net of tax expense of $982 in 2012)	1,571	—
Total other comprehensive income, net of tax	4,798	283
Comprehensive income, net of tax	$34,829	$29,299
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MARCH 31, 2012	AT DECEMBER 31, 2011
Assets
Current assets
Cash and cash equivalents	$47,249	$93,576
Restricted cash	3,320	8,761
Customer accounts receivable (less allowance for doubtful accounts of $903 in 2012 and $1,128 in 2011)	30,177	37,813
Other accounts receivable (less allowance for doubtful accounts of $26 in 2012 and $8 in 2011)	40,542	42,051
Taxes receivable	31,880	44,584
Unbilled revenue	25,827	30,129
Fuel inventory, at average cost	45,354	41,845
Material and supplies inventory, at average cost	54,393	53,714
Interest rate risk management asset	1,326	—
Accumulated deferred federal and state income taxes, net	34,487	29,249
Accumulated deferred fuel	—	2,136
Cash surrender value of company-/trust-owned life insurance policies	53,743	51,073
Prepayments	3,680	5,384
Regulatory assets - other	13,089	13,028
Other current assets	1,524	3,442
Total current assets	386,591	456,785
Property, plant, and equipment
Property, plant, and equipment	4,035,086	4,023,655
Accumulated depreciation	(1,252,575)	(1,230,783)
Net property, plant, and equipment	2,782,511	2,792,872
Construction work in progress	123,451	101,027
Total property, plant, and equipment, net	2,905,962	2,893,899
Equity investment in investees	14,541	14,540
Prepayments	4,654	4,770
Restricted cash, less current portion	27,260	27,067
Regulatory assets and liabilities - deferred taxes, net	215,793	214,421
Regulatory assets - other	264,030	269,444
Net investment in direct financing lease	13,592	13,633
Intangible asset	130,582	133,595
Other deferred charges	21,692	22,048
Total assets	$3,984,697	$4,050,202
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT MARCH 31, 2012	AT DECEMBER 31, 2011
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$13,540	$24,258
Accounts payable	71,807	125,721
Customer deposits	43,962	43,091
Provision for rate refund	6,977	7,323
Interest accrued	27,013	22,642
Accumulated deferred fuel	6,198	—
Energy risk management liability, net	3,096	5,336
Interest rate risk management liability	—	3,330
Regulatory liabilities - other	28,473	33,019
Deferred compensation	9,591	8,302
Uncertain tax positions	15,550	27,239
Other current liabilities	16,822	20,741
Total current liabilities	243,029	321,002
Deferred credits
Accumulated deferred federal and state income taxes, net	670,252	649,926
Accumulated deferred investment tax credits	7,137	7,432
Post-retirement benefit obligations	135,645	133,274
Regulatory liabilities - other	3,079	7,303
Restricted storm reserve	25,454	24,880
Uncertain tax positions	25,932	23,494
Tax credit fund investment, net	63,945	61,507
Contingent sale obligations	22,150	29,357
Other deferred credits	31,485	35,114
Total deferred credits	985,079	972,287
Long-term debt, net	1,319,631	1,337,056
Total liabilities	2,547,739	2,630,345
Commitments and Contingencies (Note 11)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,872,583 and 60,702,342 shares and outstanding 60,462,665 and 60,291,939 shares at March 31, 2012, and December 31, 2011, respectively	60,873	60,702
Premium on common stock	411,044	409,904
Retained earnings	1,001,582	990,605
Treasury stock, at cost, 409,918 and 410,403 shares at March 31, 2012, and December 31, 2011, respectively	(13,200)	(13,215)
Accumulated other comprehensive loss	(23,341)	(28,139)
Total shareholders’ equity	1,436,958	1,419,857
Total liabilities and shareholders’ equity	$3,984,697	$4,050,202
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2012	2011
Operating activities
Net income	$30,031	$29,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,445	47,662
Income from equity investments	(1)	(611)
Unearned compensation expense	1,329	2,487
Allowance for other funds used during construction	(1,017)	(1,978)
Net deferred income taxes	889	(13,144)
Deferred fuel costs	7,433	3,030
Cash surrender value of company-/trust-owned life insurance	(1,806)	(1,141)
Changes in assets and liabilities:
Accounts receivable	6,253	(13,958)
Unbilled revenue	4,302	12,269
Fuel, materials and supplies inventory	(4,187)	23,920
Prepayments	1,820	2,520
Accounts payable	(53,174)	(35,617)
Customer deposits	2,952	3,205
Postretirement benefit obligations	2,831	(58,370)
Regulatory assets and liabilities, net	(4,436)	(12,266)
Other deferred accounts	(5,835)	2,313
Taxes accrued	12,112	2,958
Interest accrued	4,511	12,555
Energy risk management assets and liabilities, net	(174)	749
Other operating	(905)	(3,297)
Net cash provided by operating activities	41,373	2,302
Investing activities
Additions to property, plant, and equipment	(39,380)	(21,883)
Allowance for other funds used during construction	1,017	1,978
Return of equity investment in tax credit fund	10,215	—
Contributions to tax credit fund	(18,540)	(9,239)
Transfer of cash from restricted accounts	5,248	9,391
Other investing	615	216
Net cash used in investing activities	(40,825)	(19,537)

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2012	2011
Financing activities
Payments on credit facility	(10,000)	(15,000)
Retirement of long-term debt	(17,847)	(6,283)
Dividends paid on preferred stock	—	(12)
Dividends paid on common stock	(18,905)	(15,171)
Other financing	(123)	(236)
Net cash used in financing activities	(46,875)	(36,702)
Net decrease in cash and cash equivalents	(46,327)	(53,937)
Cash and cash equivalents at beginning of period	93,576	191,128
Cash and cash equivalents at end of period	$47,249	$137,191
Supplementary cash flow information
Interest paid (net of amount capitalized)	$8,251	$9,619
Income taxes paid (refunded), net	$6	$11,068
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$6,974	$23,245
Non-cash additions to property, plant, and equipment	$619	$124
Issuance of treasury stock – LTICP	$16	$23
Issuance of common stock – LTICP/ESPP	$86	$77
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Power
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2012	2011
Operating revenue
Electric operations	$209,590	$238,468
Other operations	10,448	12,243
Affiliate revenue	345	346
Gross operating revenue	220,383	251,057
Electric customer credits	2,237	(434)
Operating revenue, net	222,620	250,623
Operating expenses
Fuel used for electric generation	73,064	96,968
Power purchased for utility customers	9,871	9,048
Other operations	26,343	25,387
Maintenance	16,014	15,613
Depreciation	29,410	27,401
Taxes other than income taxes	8,932	8,388
Gain on sale of assets	—	(1)
Total operating expenses	163,634	182,804
Operating income	58,986	67,819
Interest income	30	113
Allowance for other funds used during construction	1,017	1,978
Other income	1,096	211
Other expense	(1,331)	(1,289)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	18,830	25,116
Allowance for borrowed funds used during construction	(344)	(714)
Total interest charges	18,486	24,402
Income before income taxes	41,312	44,430
Federal and state income tax expense	14,507	14,400
Net income	$26,805	$30,030
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2012	2011
Net income	$26,805	$30,030
Other comprehensive income, net of tax:
Amortization of postretirement benefit net loss (net of tax expense of $75 in 2012 and $63 in 2011)	204	186
Cash flow hedges:
Net derivative gain (net of tax expense of $1,792 in 2012)	2,865	—
Reclassification of net gain to interest charges (net of tax benefit of $34 in 2011)	(1)	(55)
Reclassification of ineffectiveness to regulatory asset (net of tax expense of $982 in 2012)	1,571	—
Total other comprehensive income, net of tax	4,639	131
Comprehensive income, net of tax	$31,444	$30,161
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MARCH 31, 2012	AT DECEMBER 31, 2011
Assets
Utility plant and equipment
Property, plant, and equipment	$3,768,322	$3,759,541
Accumulated depreciation	(1,173,098)	(1,153,004)
Net property, plant, and equipment	2,595,224	2,606,537
Construction work in progress	122,351	97,595
Total utility plant, net	2,717,575	2,704,132
Current assets
Cash and cash equivalents	35,885	67,458
Restricted cash	3,320	8,761
Customer accounts receivable (less allowance for doubtful accounts of $903 in 2012 and $1,128 in 2011)	30,177	37,813
Accounts receivable - affiliate	2,325	2,405
Other accounts receivable (less allowance for doubtful accounts of $26 in 2012 and $8 in 2011)	35,118	35,618
Taxes receivable	5,346	3,197
Unbilled revenue	25,827	30,129
Fuel inventory, at average cost	45,354	41,845
Material and supplies inventory, at average cost	51,727	51,132
Interest rate risk management asset	1,326	—
Accumulated deferred federal and state income taxes, net	19,152	19,829
Accumulated deferred fuel	—	2,136
Cash surrender value of company-owned life insurance policies	20,540	20,433
Prepayments	3,185	4,155
Regulatory assets - other	13,089	13,028
Other current assets	593	375
Total current assets	292,964	338,314
Equity investment in investee	14,532	14,532
Prepayments	4,654	4,770
Restricted cash, less current portion	27,164	26,970
Regulatory assets and liabilities - deferred taxes, net	215,793	214,421
Regulatory assets - other	264,030	269,444
Intangible asset	130,582	133,595
Other deferred charges	20,021	20,293
Total assets	$3,687,315	$3,726,471

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT MARCH 31, 2012	AT DECEMBER 31, 2011
Liabilities and member’s equity
Member’s equity	$1,232,306	$1,230,862
Long-term debt, net	1,319,631	1,327,056
Total capitalization	2,551,937	2,557,918
Current liabilities
Long-term debt due within one year	13,540	24,258
Accounts payable	68,164	111,504
Accounts payable - affiliate	20,599	9,311
Customer deposits	43,962	43,091
Provision for rate refund	6,977	7,323
Interest accrued	26,255	22,540
Energy risk management liability, net	3,096	5,336
Accumulated deferred fuel	6,198	—
Interest rate risk management liability	—	3,330
Regulatory liabilities - other	28,473	33,019
Uncertain tax positions	15,812	27,465
Other current liabilities	13,327	14,780
Total current liabilities	246,403	301,957
Commitments and Contingencies (Note 11)
Deferred credits
Accumulated deferred federal and state income taxes, net	703,297	675,835
Accumulated deferred investment tax credits	7,137	7,432
Post-retirement benefit obligations	95,792	94,147
Regulatory liabilities - other	3,079	7,303
Restricted storm reserve	25,454	24,880
Uncertain tax positions	22,331	19,906
Other deferred credits	31,885	37,093
Total deferred credits	888,975	866,596
Total liabilities and member’s equity	$3,687,315	$3,726,471
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2012	2011
Operating activities
Net income	$26,805	$30,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,049	31,082
Unearned compensation expense	297	753
Allowance for other funds used during construction	(1,017)	(1,978)
Net deferred income taxes	14,052	4,326
Deferred fuel costs	7,433	3,030
Cash surrender value of company-owned life insurance	(107)	11
Changes in assets and liabilities:
Accounts receivable	5,767	(10,720)
Accounts and notes receivable, affiliate	286	(725)
Unbilled revenue	4,302	12,269
Fuel, materials and supplies inventory	(4,105)	24,038
Prepayments	1,085	1,927
Accounts payable	(43,623)	(34,966)
Accounts and notes payable, affiliate	11,055	9,032
Customer deposits	2,952	3,205
Postretirement benefit obligations	1,673	(58,893)
Regulatory assets and liabilities, net	(4,436)	(12,266)
Other deferred accounts	(8,747)	1,379
Taxes accrued	(2,171)	(9,080)
Interest accrued	5,330	12,833
Energy risk management assets and liabilities, net	(174)	749
Other operating	(2,193)	(737)
Net cash provided by operating activities	47,513	5,299
Investing activities
Additions to property, plant, and equipment	(38,507)	(20,720)
Allowance for other funds used during construction	1,017	1,978
Transfer of cash from restricted accounts	5,248	9,391
Other investing	1,483	396
Net cash used in investing activities	(30,759)	(8,955)
Financing activities
Retirement of long-term debt	(17,847)	(6,283)
Distribution to parent	(30,000)	(50,000)
Other financing	(480)	(533)
Net cash used in financing activities	(48,327)	(56,816)
Net decrease in cash and cash equivalents	(31,573)	(60,472)
Cash and cash equivalents at beginning of period	67,458	184,912
Cash and cash equivalents at end of period	$35,885	$124,440
Supplementary cash flow information
Interest paid (net of amount capitalized)	$8,180	$8,481
Income taxes paid (refunded), net	$—	$(229)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$11,262	$23,246
Non-cash additions to property, plant, and equipment	$619	$124
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 10	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Acadia Unit 2 Transaction	Cleco Corporation and Cleco Power
Note 14	Subsequent Events	Cleco Corporation and Cleco Power

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
Property, plant, and equipment consist of:

(THOUSANDS)	AT MARCH 31, 2012	AT DECEMBER 31, 2011
Regulated utility plants	$3,768,322	$3,759,541
Other	266,764	264,114
Total property, plant, and equipment	4,035,086	4,023,655
Accumulated depreciation	(1,252,575)	(1,230,783)
Net property, plant, and equipment	$2,782,511	$2,792,872

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash consisted of:

(THOUSANDS)	AT MARCH 31, 2012	AT DECEMBER 31, 2011
Diversified Lands’ mitigation escrow	$97	$97
Cleco Katrina/Rita’s storm recovery bonds	3,320	8,761
Cleco Power’s future storm restoration costs	25,450	24,876
Cleco Power’s renewable energy grant	—	381
Cleco Power’s NOx allowance escrow	1,713	1,713
Total restricted cash	$30,580	$35,828

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of operating expenses, interest, and principal on storm recovery bonds. During the three months ended March 31, 2012, Cleco Katrina/Rita had collected $4.8 million net of operating expenses. In March

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

2012, Cleco Katrina/Rita used $6.7 million for scheduled storm recovery bond principal payments and $3.6 million for related interest.

Fair Value Measurements and Disclosures
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes under GAAP. Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the condensed consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Note 4 — “Fair Value Accounting.”

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
Cleco has entered into various contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For these contracts in which Cleco is hedging the variability of cash flows related to forecasted transactions that qualify as cash flow hedges, the changes in the fair value of such derivative instruments are reported in other comprehensive income. To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be documented to include the risk management objective and strategy, and, at inception and on an ongoing basis, the effectiveness of the hedge in offsetting the changes in the cash flows of the item being hedged. Gains or losses accumulated in other comprehensive income are reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of hedges will be recognized in current-period earnings unless management determines that it is probable that the costs will be recovered through the rate-making process. If management determines that it is probable that the costs will be recovered, then they will be recognized as a regulatory asset or liability and amortized to earnings over the life of the related debt. For those contracts in which Cleco is hedging the variability of cash flows related to forecasted transactions that do not qualify as cash flow hedges, the changes in the fair value of such derivative instruments will be recognized in current period earnings unless management determines that it is probable that the costs will be recovered through the rate-making process. If management determines that it is probable that the costs will be recovered, then they will be recognized as a regulatory asset or liability and amortized to earnings over the life of the related debt. For more information on the interest rate risk contracts, see Note 4 — “Fair Value Accounting — Interest Rate Derivatives.”

Reclassifications
Certain reclassifications have been made to the 2011 financial statements to conform them to the presentation used in the 2012 financial statements. These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.
In 2011, the Registrants determined that an error existed in the statement of cash flow methodology for determining non-cash transactions related to property, plant, and equipment, specifically the dollar amount of property, plant, and equipment acquisitions included in accounts payable. This caused errors between the operating activities section and investing activities section for prior periods.
Cleco and Cleco Power’s Condensed Consolidated Statements of Cash Flows for the period ended March 31, 2011, were adjusted to correct the presentation of cash flows related to accruals for property, plant, and equipment. These corrections had no impact on the Registrants’ financial condition or results of operations. Management believes that these corrections did not have a material effect on the Registrants’ Condensed Consolidated Statements of Cash Flows. The corrections to the March 31, 2011 Condensed

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

Consolidated Statements of Cash Flows are presented in the following table.

	CLECO		CLECO POWER
	FOR THE THREE MONTHS ENDED MARCH 31, 2011		FOR THE THREE MONTHS ENDED MARCH 31, 2011
(THOUSANDS)	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED
Accounts receivable	$5,042	$(13,958)	$8,280	$(10,720)
Accounts payable	$(31,823)	$(35,617)	$(31,202)	$(34,966)
Retainage payable	$1,004	$(13)	$1,004	$(13)
Net cash provided by operating activities	$26,111	$2,302	$29,081	$5,299
Additions to property, plant, and equipment	$(45,692)	$(21,883)	$(44,501)	$(20,720)
Net cash used in investing activities	$(43,346)	$(19,537)	$(32,737)	$(8,955)
Net decrease in cash and cash equivalents	$(53,937)	$(53,937)	$(60,472)	$(60,472)
Cash and cash equivalents at the beginning of the period	$191,128	$191,128	$184,912	$184,912
Cash and cash equivalents at the end of the period	$137,191	$137,191	$124,440	$124,440
Accrued additions to property, plant, and equipment	$17,155	$23,245	$17,233	$23,246

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED MARCH 31,
			2012			2011
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$30,031			$29,016
Deduct: non-participating stock dividends (4.5% preferred stock)	—			12
Basic net income applicable to common stock	$30,031	60,372,567	$0.50	$29,004	60,576,004	$0.48
Effect of dilutive securities
Add: stock option grants		13,097			22,701
Add: restricted stock (LTICP)		213,311			306,162
Diluted net income applicable to common stock	$30,031	60,598,975	$0.50	$29,004	60,904,867	$0.48

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price. There were no stock option grants excluded from the computation of diluted earnings per share for the three months ended March 31, 2012, and 2011, due to the average market price being higher than the exercise prices of the stock options.

Stock-Based Compensation
At March 31, 2012, Cleco had two stock-based compensation plans: the ESPP and the LTICP. Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement. Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
On January 27, 2012, Cleco granted 137,175 shares of non-vested stock to certain officers, key employees, and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP. On March 17, 2012, Cleco granted an additional 3,011 shares of non-vested stock to certain key employees of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2012	2011	2012	2011
Equity classification
Non-vested stock	$1,055	$1,151	$214	$322
Stock options	5	13	—	—
Total equity classification	$1,060	$1,164	$214	$322
Liability classification
Common stock equivalent units	$188	$1,194	$83	$431
Total pre-tax compensation expense	$1,248	$2,358	$297	$753
Tax benefit (excluding income tax gross-up)	$480	$907	$114	$290

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

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

Note 3 — Regulatory Assets and Liabilities
Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process. The following table summarizes Cleco Power’s regulatory assets and liabilities at March 31, 2012, and December 31, 2011:

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2012	2011
Regulatory assets – deferred taxes, net	$215,793	$214,421
Mining costs	$18,480	$19,117
Interest costs	6,575	6,667
Asset removal costs	818	829
Postretirement plan costs	130,790	132,556
Tree trimming costs	7,693	8,371
Training costs	7,447	7,486
Storm surcredits, net	6,481	9,254
Construction carrying costs	9,395	10,883
Lignite mining agreement contingency	3,781	3,781
AFUDC equity gross-up	74,125	74,346
Rate case costs	983	1,117
Acadia Unit 1 acquisition costs	2,945	2,971
IRP/RFP costs	391	508
AMI pilot costs	120	153
Financing costs	6,944	4,433
Biomass costs	151	—
Total regulatory assets – other	$277,119	$282,472
Construction carrying costs	(31,552)	(40,322)
Fuel and purchased power	(6,198)	2,136
Total regulatory assets, net	$455,162	$458,707

Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Madison Unit 3. Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit. Cleco Power’s retail rate plan, which was approved in October 2009, established that Cleco Power return carrying costs to customers and record a regulatory asset for all carrying costs incurred by Cleco Power above the actual amount collected from customers. On February 12, 2010, Madison Unit 3 commenced commercial operations and Cleco Power began returning the construction carrying costs to customers. These costs are being amortized over a four-year period. As of March 31, 2012, Cleco Power had returned $134.9 million to customers. At March 31, 2012, $28.5 million was due to be returned to customers within one year.

Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges. For the three months ended March 31, 2012, approximately 90% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.
The $8.3 million decrease was primarily due to $6.8 million of lower per unit costs of fuel and purchased power and a $2.0 million decrease in mark-to-market losses on natural gas positions, which was primarily due to the contractual expiration of certain positions.

Financing Costs
In 2011, Cleco Power entered into and settled two treasury rate locks. Of the $26.8 million in settlements, $7.0 million was recorded as a regulatory asset relating to ineffectiveness of the hedge relationship. As a result of management’s assessment

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

that it is probable that the ineffectiveness will be recovered through the rate-making process, Cleco Power will amortize the regulatory asset over the 30-year term of the related debt issuance.

Biomass Test Burn Costs
In November 2011, the LPSC approved Cleco Power’s request to establish a regulatory asset for the non-fuel, non-capital portion of costs incurred to conduct a test burn of biomass fuel at Madison Unit 3. These costs will be amortized over a five-year period.

Note 4 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2012, and December 31, 2011, for cash and cash equivalents, accounts receivable, other accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco and Cleco Power’s long-term debt are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt with similar maturities. The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments subject to fair value accounting.

Cleco
	AT MARCH 31, 2012		AT DECEMBER 31, 2011
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$47,249	$47,249	$93,576	$93,576
Restricted cash	$30,580	$30,580	$35,828	$35,828
Long-term debt, excluding debt issuance costs	$1,326,720	$1,483,939	$1,354,567	$1,542,867

Cleco Power
	AT MARCH 31, 2012		AT DECEMBER 31, 2011
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$35,885	$35,885	$67,458	$67,458
Restricted cash	$30,484	$30,484	$35,731	$35,731
Long-term debt, excluding debt issuance costs	$1,326,720	$1,483,939	$1,344,567	$1,532,867

At March 31, 2012, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash. Cleco had $70.4 million ($39.8 million of cash and $30.6 million of restricted cash) in short-term investments in institutional money market funds. Cleco Power had $63.5 million ($33.0 million of cash and $30.5 million of restricted cash) in short-term investments in institutional money market funds. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power. In order to mitigate credit risk, Cleco and Cleco Power have established guidelines for short-term investments. Money market funds must have at least $1.0 billion in assets under management; must have been in existence for not less than two years; must have portfolios not comprised of more than 50% of securities issued by foreign entities; and must be rated in the top two ratings categories by at least one nationally recognized rating agency. Commercial paper must be issued by a company with headquarters in the U.S. and rated not less than A1 by Standard & Poor’s or P1 by Moody’s. For split-rated issuers, the second rating must not be lower than either A2 or P2; the issuer’s long-term debt must be rated not lower than A by Standard & Poor’s or A2 by Moody’s; and the issuer cannot be on negative credit watch. Investments in commercial paper rated A2 by Standard & Poor’s or P2 by Moody’s may be made if approved by the appropriate level of management.

Interest Rate Derivatives

Forward Starting Interest Rate Swap
On November 14, 2011, Cleco Power entered into a pay fixed/receive variable forward starting interest rate swap contract in order to mitigate the interest rate exposure on coupon payments related to a $50.0 million fixed-rate forecasted debt issuance. The forward starting interest rate swap has a spot 30-year all-in swap rate of 3.05%, notional amount of $50.0 million, with the pricing date of May 14, 2013, or the issuance of the notes, whichever is earlier. The forward starting interest rate swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging and is carried on the balance sheet at its fair value. The fair market value of the forward starting interest rate swap is the difference between the present value of the fixed payments to be paid by Cleco Power and the present value of the three-month LIBOR payments to be received by Cleco Power. Since future LIBOR rates are not available for each month until termination, quoted LIBOR rates from an active exchange for observable time periods were used to create a forward LIBOR curve for all months until termination. Because of the inputs and common techniques used to calculate fair value, the swap valuation was considered Level 2. Cleco Power recognized $4.7 million of unrealized mark-to-market gains in other comprehensive income for the three months ended March 31, 2012. The fair market value of $1.3 million for the forward starting interest rate swap was recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as an

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

interest rate risk management asset as of March 31, 2012. There was no impact to earnings due to ineffectiveness for the three months ended March 31, 2012.

Fair Value Measurements and Disclosures
The authoritative guidance on fair value measurements requires entities to classify assets and liabilities that are either measured or disclosed at their fair value according to three different levels depending on the inputs used in determining fair value.
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured or disclosed on a recurring basis and within the scope of the authoritative guidance for fair value measurements and disclosures.

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MARCH 31, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2011	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$70,380	$—	$70,380	$—	$119,327	$—	$119,327	$—
Interest rate derivatives	1,326	—	1,326	—	—	—	—	—
Total assets	$71,706	$—	$71,706	$—	$119,327	$—	$119,327	$—
Liability Description
Energy market derivatives	$3,308	$—	$3,308	$—	$5,336	$—	$5,336	$—
Interest rate derivatives	—	—	—	—	3,330	—	3,330	—
Long-term debt	1,483,939	—	1,483,939	—	1,542,867	—	1,542,867	—
Total liabilities	$1,487,247	$—	$1,487,247	$—	$1,551,533	$—	$1,551,533	$—

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MARCH 31, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2011	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$63,483	$—	$63,483	$—	$100,331	$—	$100,331	$—
Interest rate derivatives	1,326	$—	1,326	—	—	—	—	—
Total assets	$64,809	$—	$64,809	$—	$100,331	$—	$100,331	$—
Liability Description
Energy market derivatives	$3,308	$—	$3,308	$—	$5,336	$—	$5,336	$—
Interest rate derivatives	—	—	—	—	3,330	—	3,330	—
Long-term debt	1,483,939	—	1,483,939	—	1,532,867	—	1,532,867	—
Total liabilities	$1,487,247	$—	$1,487,247	$—	$1,541,533	$—	$1,541,533	$—

The derivative assets and liabilities are classified as either current or non-current depending on when the positions close. All energy market derivative current assets and current liabilities are reported as a net current energy risk management asset or liability. All energy market derivative non-current assets and non-current liabilities are reported net in other deferred charges or other deferred credits. Net presentation is appropriate due to the right of offset included in the master netting agreements. On the balance sheet, the net current and net non-current derivative positions are netted with the applicable margin deposits. At March 31, 2012, a net current energy risk management liability of $3.1 million represented the current derivative positions of $3.3 million with a reduction for net option premiums of $0.2 million.
The institutional money market funds were reported on the Cleco Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash, and non-current restricted cash of $39.8 million, $3.3 million, and $27.3 million, respectively at March 31, 2012. At Cleco Power, the institutional money market funds were reported on the condensed consolidated balance sheet in cash and cash equivalents, current restricted cash, and non-current restricted cash and were $33.0 million, $3.3 million, and $27.2 million, respectively, as of March 31, 2012.
The forward starting interest rate swap was reported on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as a current asset in the line item interest rate risk management asset as of March 31, 2012.
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

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

observable and available inputs to calculate the fair value, consistent with the income approach. These techniques have been applied consistently from fiscal period to fiscal period. Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Cleco had no Level 3 assets or liabilities at March 31, 2012, or December 31, 2011.
The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability.
Level 2 of energy market derivative assets and liabilities consists of two classes. The first class contains natural gas swaps which fluctuate in value as the underlying natural gas futures fair value changes, and as market interest rates change. Cleco records the mark-to-market value of the natural gas swaps at the net present value. The second class consists of natural gas options. The fair value of natural gas options fluctuates with the volatility in the fair value of natural gas, the number of days until the options expire, the underlying natural gas futures price fluctuations, and market interest rates. Cleco records the mark-to-market value of the natural gas options at the net present value. Both of these energy market derivative classes also contain counterparty execution risk because the transactions are entered into with a direct counterparty and are not traded through an exchange.
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
The Level 2 interest rate derivative was one forward starting interest rate swap asset that consisted of a single class that only contains one instrument. The risks are changes in the three-month LIBOR rate and counterparty risk. This instrument is with a direct counterparty and not traded through an exchange.
The Level 2 long-term debt liability consists of a single class. In order to fund capital requirements, Cleco issues long-term, fixed rate debt with various tenors. The fair value of this class fluctuates as the market interest rates for fixed rate debt with similar tenors and credit ratings changes. The fair value of the debt could also change from period to period due to changes in the credit rating of the Cleco entity that issued the debt.
Cleco has a policy which states that transfers between Levels 1, 2, and 3 are recognized at the end of a reporting period. During the three months ended March 31, 2012, and the year ended December 31, 2011, Cleco did not experience any transfers between levels.

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
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) FAIR VALUE	BALANCE SHEET LINE ITEM	AT MARCH 31, 2012	AT DECEMBER 31, 2011
Commodity contracts
Fuel cost hedges:
Current	Energy risk management liability, net	$(3,308)	$(5,336)
Total		$(3,308)	$(5,336)

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2012, and 2011:

	FOR THE THREE MONTHS ENDED MARCH 31,
		2012	2011
(THOUSANDS)	LOSS IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
Fuel cost hedges(1)	Fuel used for electric generation	$(3,484)	$(3,794)
Total		$(3,484)	$(3,794)
(1)In accordance with the authoritative guidance for regulated operations, an additional $3.3 million of unrealized losses and $1.7 million of deferred losses associated with fuel cost hedges are reported in Accumulated Deferred Fuel on the balance sheet as of March 31, 2012, compared to $5.3 million of unrealized losses and $1.2 million of deferred losses associated with fuel cost hedges as of December 31, 2011. As gains and losses are realized in future periods, they will be recorded as Fuel Used for Electric Generation on the income statement.

At March 31, 2012, Cleco Power had 2.1 million MMBtus hedged for natural gas fuel costs, which is approximately 3% of the estimated natural gas requirements for a two-year period. At December 31, 2011, Cleco Power had 2.2 million MMBtus hedged or approximately 3% of gas requirements for a two-year period.
The following table presents the effect of derivatives designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2012, and 2011:

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

				FOR THE THREE MONTHS ENDED MARCH 31,
	2012			2011
(THOUSANDS)	AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives (1)	$4,657	$1	*	$—	$89	*
* The gain reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) During the three months ended March 31, 2012, Cleco recorded $2.6 million of ineffectiveness related to the interest rate derivatives as a regulatory asset.

At March 31, 2012, Cleco Power expected $0.4 million of the effective portion of deferred net losses related to interest rate derivatives to be reclassed from accumulated OCI to an increase in interest charges over the next 12 months.

Note 5 — Debt

Short-term Debt
At March 31, 2012, and December 31, 2011, Cleco had no short-term debt outstanding. Cleco Power had no short-term debt outstanding at March 31, 2012, or December 31, 2011.

Long-term Debt
At March 31, 2012, Cleco’s long-term debt outstanding was $1.33 billion, of which $13.5 million was due within one year, compared to $1.36 billion outstanding at December 31, 2011, of which $24.3 million was due within one year. The long-term debt due within one year at March 31, 2012, represents principal payments for the Cleco Katrina/Rita storm recovery bonds. For Cleco, long-term debt decreased $28.1 million due to $11.2 million of 5.875% Rapides Parish pollution control bonds that were redeemed, prior to maturity, at par on January 25, 2012, a $10.0 million decrease in credit facility draws, a $6.7 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2012, and $0.4 million of capital lease payments. These decreases were partially offset by debt premium amortizations of $0.2 million.
At March 31, 2012, Cleco Power’s long-term debt outstanding was $1.33 billion, of which $13.5 million was due within one year, compared to $1.35 billion outstanding at December 31, 2011, of which $24.3 million was due within one year. The long-term debt due within one year at March 31, 2012, represents principal payments for the Cleco Katrina/Rita storm recovery bonds. For Cleco Power, long-term debt decreased $18.1 million primarily due to $11.2 million of 5.875% Rapides Parish pollution control bonds that were redeemed, prior to maturity, at par on January 25, 2012, a $6.7 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2012, and $0.4 million of capital lease payments. These decreases were partially offset by debt premium amortizations of $0.2 million.

Credit Facilities
At March 31, 2012, Cleco Corporation and Cleco Power had no borrowings outstanding under their existing credit facilities.

Note 6 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. During the first three months of 2012, Cleco made no discretionary or required contributions to the pension plan and does not expect to make required or discretionary contributions to the pension plan for the remainder of the year. During 2011, Cleco made $60.0 million in discretionary contributions to the pension plan, with $40.1 million designated for the 2010 plan year and the remaining $19.9 million designated for the 2011 plan year. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three months ended March 31, 2012, and 2011 are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2012	2011	2012	2011
Components of periodic benefit costs:
Service cost	$2,149	$2,052	$397	$379
Interest cost	4,430	4,392	476	460
Expected return on plan assets	(5,194)	(5,512)	—	—
Amortizations:
Transition obligation	—	—	5	5
Prior period service cost	(18)	(18)	—	(52)
Net loss	1,783	1,403	200	257
Net periodic benefit cost	$3,150	$2,317	$1,078	$1,049

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for both the three months ended March 31, 2012, and 2011 was $0.5 million.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. At both March 31, 2012, and December 31, 2011,

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

the current portion of the other benefits liability for Cleco was $3.1 million. At both March 31, 2012, and December 31, 2011, the current portion of the other benefits liability for Cleco Power was $2.9 million. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for both the three months ended March 31, 2012, and 2011 was $0.9 million.
In March 2010, the President signed the PPACA, a comprehensive health care law. While the provisions of the PPACA are not effective immediately, the provisions could increase the Registrants’ retiree medical unfunded liability and related expenses before the effective date. Management will continue to monitor this law and its possible impact on the Registrants.

SERP
Certain Cleco executive officers are covered by the SERP. The SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. Cleco Corporation does not fund the SERP liability but instead pays for current benefits out of the general funds available. Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP payments. However, since SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired. No contributions to the SERP were made during the three months ended March 31, 2012, or 2011. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2012	2011
Components of periodic benefit costs:
Service cost	$1,001	$450
Interest cost	574	525
Amortizations:
Prior period service cost	14	14
Net loss	309	262
Net periodic benefit cost	$1,898	$1,251

The SERP liabilities are reported on the individual subsidiaries’ financial statements. At March 31, 2012, and December 31, 2011, the current portion of the SERP liability for Cleco was $2.6 million and $2.2 million, respectively. At both March 31, 2012, and December 31, 2011, the current portion of the SERP liability for Cleco Power was $0.8 million . The expense related to the SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.3 million for both the three months ended March 31, 2012, and 2011.

401(k) Plan
Most employees are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, Cleco makes matching contributions and funds dividend reinvestments with cash. Cleco’s 401(k) Plan expense for the three months ended March 31, 2012, and 2011 is as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2012	2011
401(k) Plan expense	$1,493	$1,201

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three months ended March 31, 2012, was $0.4 million, compared to $0.3 million for the same period in 2011.

Note 7 — Income Taxes
The following table summarizes the effective income tax rates for Cleco and Cleco Power for the three-month periods ended March 31, 2012, and 2011.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011
Cleco	30.9%	29.6%
Cleco Power	35.1%	32.4%

Effective Tax Rates
For the three months ended March 31, 2012, and 2011, the effective income tax rate for Cleco was different than the federal statutory rate due to permanent tax deductions, flow-through of tax benefits associated with AFUDC equity, and benefits associated with tax credits delivered, which is partially offset by state tax expense. For the three months ended March 31, 2012, and 2011, the effective income tax rate for Cleco Power was different than the federal statutory rate due to permanent tax deductions, flow-through of tax benefits associated with AFUDC equity, and state tax expense.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In 2010, a $1.2 million valuation allowance against the $2.7 million deferred tax asset on capital loss carryforwards was reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets. The previously recorded $1.2 million valuation allowance was reversed in the second quarter of 2011 due to capital gains generated by the disposition of Acadia Unit 2. In addition, as of March 31, 2012, Cleco had a deferred tax asset resulting from new markets tax credit carryforwards of $61.9 million. If the new markets tax credit carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to new markets tax credit carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of March 31, 2012, Cleco generated federal net operating losses and state net operating losses of $64.0 million and $57.1 million, respectively, which will begin to expire in 2031 and 2026. Cleco Power generated federal net operating losses and state net operating losses of $40.6 million and

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

$33.2 million, respectively, which will begin to expire in 2031 and 2026. Cleco and Cleco Power consider it more likely than not that these losses will be utilized to reduce future income taxes. Cleco and Cleco Power expect to utilize the entire net operating loss carryforward in 2012.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. The total amounts of uncertain tax positions and related interest payable and interest expense, as reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets and Statements of Income, are shown in the following tables:

(THOUSANDS)	AT MARCH 31, 2012	AT DECEMBER 31, 2011
Interest payable
Cleco	$2,522	$13,843
Cleco Power	$4,113	$17,327

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2012	2011
Interest charges
Cleco	$(2,867)	$1,415
Cleco Power	$(4,593)	$718

The total liability for unrecognized tax benefits for Cleco and Cleco Power at March 31, 2012, and December 31, 2011, are shown in the following tables:

Cleco
LIABILITY FOR UNRECOGNIZED
(THOUSANDS)	TAX BENEFITS
Balance at December 31, 2011	$56,235
Additions for tax positions of current period	2
Reductions for tax positions of current period	(674)
Additions for tax positions of prior periods	1,769
Reduction for tax positions of prior periods	(10,418)
Reduction for settlement with tax authority	—
Reduction for lapse of statute of limitations	—
Balance at March 31, 2012	$46,914

Cleco Power
LIABILITY FOR UNRECOGNIZED
(THOUSANDS)	TAX BENEFITS
Balance at December 31, 2011	$52,558
Additions for tax positions of current period	2
Reductions for tax positions of current period	(648)
Additions for tax positions of prior periods	1,400
Reduction for tax positions of prior periods	(10,418)
Reduction for settlement with tax authority	—
Reduction for lapse of statute of limitations	—
Balance at March 31, 2012	$42,894

The federal income tax years that remain subject to examination by the IRS are 2001 through 2011. The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2001 through 2011. In December 2010, Cleco deposited $52.2 million with the IRS associated with the years under audit. In February 2011, Cleco deposited an additional $8.2 million with the IRS associated with the years currently under audit. Of the $60.4 million deposited, $43.2 million remains to offset tax and interest liabilities for tax years subsequent to 2003.
Cleco is currently under audit by the IRS for the years 2001 through 2009 which has proposed adjustments to taxes for various issues, including but not limited to, deductible storm costs, research and experimentation costs, domestic production activities deduction, and repair allowance deductions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of March 31, 2012, could decrease by a maximum of $38.0 million for Cleco and $37.3 million for Cleco Power in the next 12 months as a result of reaching settlements with the IRS and state tax authorities. The settlements could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.

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
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco Corporation’s Board of Directors. Each reportable segment prepared budgets for 2012 that were presented to and approved by Cleco Corporation’s Board of Directors.
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

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MARCH 31,
2012 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$209,590	$—	$—	$—	$209,590
Tolling operations	—	1,234	—	(1,234)	—
Other operations	10,448	1	497	—	10,946
Electric customer credits	2,237	—	—	—	2,237
Affiliate revenue	345	—	11,607	(11,952)	—
Operating revenue, net	$222,620	$1,235	$12,104	$(13,186)	$222,773
Depreciation	$29,410	$1,532	$224	$1	$31,167
Interest charges	$18,486	$1,471	$619	$48	$20,624
Interest income	$30	$—	$(44)	$48	$34
Equity income from investees, before tax	$—	$—	$1	$—	$1
Federal and state income tax expense (benefit)	$14,507	$739	$(1,835)	$(1)	$13,410
Segment profit	$26,805	$1,090	$2,136	$—	$30,031
Additions to long-lived assets	$50,388	$(3,802)	$387	$—	$46,973
Equity investment in investees	$14,532	$—	$9	$—	$14,541
Total segment assets	$3,687,315	$229,096	$212,387	$(144,101)	$3,984,697

2011 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$238,468	$—	$—	$—	$238,468
Tolling operations	—	2,781	—	—	2,781
Other operations	12,243	1	485	(1)	12,728
Electric customer credits	(434)	—	—	—	(434)
Affiliate revenue	346	33	11,021	(11,253)	$147
Operating revenue, net	$250,623	$2,815	$11,506	$(11,254)	$253,690
Depreciation	$27,401	$1,456	$241	$—	$29,098
Interest charges	$24,402	$583	$1,567	$62	$26,614
Interest income	$113	$1	$(60)	$61	$115
Equity income (loss) from investees, before tax	$—	$612	$(1)	$—	$611
Federal and state income tax expense (benefit)	$14,400	$(683)	$(1,522)	$—	$12,195
Segment profit (loss) (1)	$30,030	$(1,097)	$83	$—	$29,016
Additions to long-lived assets	$40,729	$1,006	$60	$—	$41,795
Equity investment in investees (2)	$14,532	$—	$8	$—	$14,540
Total segment assets (2)	$3,726,471	$233,666	$201,074	$(111,009)	$4,050,202
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$29,016
(2) Balances as of December 31, 2011	Unallocated items:
	Preferred dividends requirements			12
	Net income applicable to common stock			$29,004

Note 9 — Electric Customer Credits
Beginning in 2010, the amount of Cleco Power’s yearly retail earnings is subject to the terms of a FRP established by the LPSC. The new rates and the FRP became effective upon commencement of commercial operations at Madison Unit 3 on February 12, 2010. The 2010 FRP establishes a target return on equity and requires all or a portion of regulated earnings for each yearly review period above the targeted regulatory rate of return on equity to be credited to Cleco Power’s customers. The 2010 FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually. The 2010 FRP established that Cleco Power file monitoring reports for the 12 months ended June 30, 2010, and September 30, 2010, on or before October 31, 2010, and January 31, 2011, respectively. Beginning in 2011, Cleco Power has filed annual monitoring reports no later than October 31 for the 12-month period ending June 30.
On October 31, 2011, Cleco Power filed its report for the 12 months ended June 30, 2011, which indicated that $5.1 million was due to be returned to customers. The ultimate amount of any customer refund is subject to LPSC approval.
The accrual for estimated electric customer credits reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2012, and December 31, 2011, was $7.0 million and $7.3 million, respectively.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

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

Consolidated VIEs

Acadia
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire Acadia Unit 2.  On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana for $298.8 million. Following the disposition, Acadia no longer owns any materials and supply inventory, property, plant, and equipment, or land. Acadia has minimal ongoing operations relating only to settling accounts receivable and accounts payable resulting from operations prior to the closing of the transaction and servicing indemnifications which Cleco assumed in the transaction. In conjunction with the transaction, APH received 100% ownership in Acadia in exchange for its 50% interest in Cajun, and Acadia became a consolidated subsidiary of APH. For more information on the Acadia Unit 2 transaction, see Note 13 — “Acadia Unit 2 Transaction.”
The following table contains summarized financial information for Cajun prior to the disposition of Acadia Unit 2.

(THOUSANDS)	FOR THE THREE MONTHS ENDED MARCH 31, 2011
Operating revenue	$5,177
Operating expenses	4,824
Other income	872
Income before taxes	$1,225

Prior to the reconsolidation, income tax expenses related to Cajun were recorded on APH’s financial statements. For the three months ended March 31, 2011, income tax expenses related to Cajun on APH’s financial statements were $0.3 million.

Equity Method VIEs

Equity investment in investees at March 31, 2012, primarily represented Cleco Power’s $14.5 million investment in Oxbow. Equity investments which are less than 100% owned by Cleco Innovations LLC represented less than $0.1 million of the total balance.
The following table presents the equity income (loss) from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2012	2011
Cajun	$—	$612
Subsidiaries less than 100% owned by Cleco Innovations	1	(1)
Total equity income	$1	$611

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco’s current assessment of its maximum exposure to loss related to Oxbow at March 31, 2012, consisted of its equity investment of $14.5 million. The following table presents the components of Cleco Power’s equity investment in Oxbow.

INCEPTION TO DATE (THOUSANDS)	AT MARCH 31, 2012	AT DECEMBER 31, 2011
Purchase price	$12,873	$12,873
Cash contributions	1,659	1,659
Total equity investment in investee	$14,532	$14,532

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

(THOUSANDS)	AT MARCH 31, 2012	AT DECEMBER 31, 2011
Oxbow’s net assets/liabilities	$29,065	$29,065
Cleco Power’s 50% equity	$14,532	$14,532
Cleco’s maximum exposure to loss	$14,532	$14,532

The following tables contain summarized financial information for Oxbow.

(THOUSANDS)	AT MARCH 31, 2012	AT DECEMBER 31, 2011
Current assets	$1,641	$1,711
Property, plant, and equipment, net	23,284	23,339
Other assets	4,255	4,128
Total assets	$29,180	$29,178
Current liabilities	$42	$40
Other liabilities	73	73
Partners’ capital	29,065	29,065
Total liabilities and partners’ capital	$29,180	$29,178

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2012	2011
Operating revenue	$381	$205
Operating expenses	381	205
Income before taxes	$—	$—

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

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

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

Discrimination Complaints
On December 11, 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race. Each is seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs seek monetary compensation exceeding $35.0 million. On July 29, 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race. The additional plaintiff seeks compensation of no less than $2.5 million and became the thirteenth plaintiff. On April 13, 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the thirteen cases with prejudice. In September 2011, the Court ruled on Cleco’s summary judgment motions. The judge granted and denied the motions in part, with the end result that eleven out of twelve of the remaining plaintiffs have at least one claim remaining. The Court has severed the cases of the eleven remaining plaintiffs for further proceedings, and, if necessary, trial. After additional depositions were completed in February 2012, Cleco filed a summary judgment motion in each of the remaining eleven cases on March 8, 2012. None of these matters have been set for trial. In view of the uncertainty of the claims, management is not able to predict or give a reasonable estimate of the possible range of liability, if any, of these claims.

City of Opelousas
On March 9, 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, on behalf of three Cleco Power customers in Opelousas, Louisiana.  The complaint alleges that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers.  The plaintiffs claim that Cleco Power owes customers in Opelousas more than $30.0 million as a result of the alleged overcharges. The plaintiffs allege that Cleco Power should have established, solely for customers in Opelousas, retail rates that are separate and distinct from the retail rates that apply to other customers of Cleco Power and that Cleco Power should not collect from customers in Opelousas the storm surcharge approved by the LPSC following hurricanes Katrina and Rita. Cleco Power currently operates in Opelousas pursuant to a franchise granted to Cleco Power by the City of Opelousas in 1986 and an operating and franchise agreement dated May 14, 1991, pursuant to which Cleco Power operates its own electric facilities and leases and operates electric facilities owned by the City of Opelousas. In April 2010, Cleco Power filed a petition with the LPSC appealing to its expertise in declaring that the ratepayers of Opelousas have been properly charged the rates that are applicable to Cleco Power’s retail customers and that no overcharges have been collected. In addition, Cleco Power removed the purported class action lawsuit filed on behalf of Opelousas electric customers from the state court to the U.S. District Court for the Western District of Louisiana in April 2010, so that it could be properly addressed under the terms of the Class Action Fairness Act. On May 11, 2010, a second class action lawsuit was filed in the 27th Judicial District Court for St. Landry Parish, State of Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of 249 Opelousas residents. Cleco Power has responded in the same manner as with the first class action lawsuit. In September 2010, the federal court remanded both cases to the state court in which they were originally filed for further proceedings. In January 2011, the presiding judge in the state court proceeding ruled that the jurisdiction to hear the two class actions resides in the state court and not with the LPSC as argued by both Cleco and the LPSC Staff. Both Cleco and the LPSC Staff appealed this ruling to the Third Circuit Court of Appeals for the State of Louisiana (Third Circuit). In September 2011, the Third Circuit denied both appeals. In October 2011, both Cleco and the LPSC appealed the Third Circuit’s ruling to the Louisiana Supreme Court. In November 2011, the Louisiana Supreme Court granted the appeals and remanded the case to the Third Circuit for further briefing, argument, and opinion. In February 2011, the administrative law judge (ALJ) in the LPSC proceeding ruled that the LPSC has jurisdiction to decide the claims raised by the class action plaintiffs. At its December 2011, Business and Executive Session, the LPSC adopted the ALJ’s recommendation that Cleco be granted summary judgment in its declaratory action finding that Cleco’s ratepayers in the City of Opelousas have been served under applicable rates and policies approved by the LPSC and Cleco’s Opelousas ratepayers have not been overcharged in connection with LPSC rates or ratemaking. On January 30, 2012, the class action plaintiffs filed their appeal of such LPSC decision to the 19th Judicial District Court for Baton Rouge

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

Parish, State of Louisiana. On February 15, 2012, the Third Circuit ruled that the State Court, and not the LPSC, has jurisdiction to hear the case. On March 15, 2012, Cleco Power appealed the Third Circuit’s ruling to the Louisiana Supreme Court asking that it overturn the Third Circuit decision and confirm the LPSC’s exclusive jurisdiction over this matter. The LPSC also appealed the Third Circuit’s ruling to the Louisiana Supreme Court in March 2012. In view of the uncertainty of the claims, management is not able to predict or give a reasonable estimate of the possible range of liability, if any, of these claims. However, if it is found that Cleco Power overcharged customers resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

LPSC Audits

Fuel Audit
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through an LPSC-established fuel adjustment clause that enables Cleco Power to pass on to its customers substantially all such charges. The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit of fuel adjustment clause filings will be performed not less than every other year. In March 2009, the LPSC initiated an audit of fuel adjustment clause filings for the years 2003 through 2008. The total amount of fuel expenses included in the audit is approximately $3.26 billion. In February 2012, the LPSC Staff’s consultant issued a preliminary audit report recommending a cost disallowance of approximately $0.4 million plus interest for these filing years. This report must be approved by the LPSC and ratified by the intervenors in the proceeding before the audit results can be deemed final. Management does not expect any opposition from the intervenors to the audit recommendations and anticipates a vote by the LPSC on the report by the end of the second quarter of 2012. Cleco Power has fuel adjustment clause filings for the years 2009 through 2011 that are still subject to audit.

Environmental Audit
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover certain costs of environmental compliance as an adder to customers’ bills. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the cost of reagents such as ammonia and limestone that are used to reduce air emissions. In November 2011, the LPSC opened Docket No. X-32150 to audit the costs for the period October 2009 through October 2010. The total amount of environmental expenses included in the audit is approximately $2.4 million. Cleco Power has responded to data requests from the LPSC. In April 2012, The LPSC Staff’s consultant issued a preliminary audit report recommending no cost disallowance for the review period. This report must be approved by the LPSC and ratified by the intervenors in the proceeding before the audit results can be deemed final. Management does not expect any opposition from the intervenors to the audit recommendations and anticipates a vote by the LPSC on the report by the end of the second quarter of 2012.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of March 31, 2012, believes the range of probable and reasonably estimable liabilities based on the eventual disposition of these matters is between $3.0 million and $7.0 million.

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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Cleco’s off-balance sheet commitments as of March 31, 2012, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

	AT MARCH 31, 2012
(THOUSANDS)	FACE AMOUNT	REDUCTIONS	NET AMOUNT
Cleco Corporation
Guarantee issued to Entergy Mississippi on behalf of Attala	$500	$—	$500
Guarantee issued to Tenaska Power Services on behalf of Cleco Evangeline	1,000	—	1,000
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725	—	3,725
Total	$5,225	$—	$5,225

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement. This guarantee will be effective through the life of the agreement.
On January 4, 2012, Cleco Corporation provided a $1.0 million guarantee to Tenaska Power Services for Cleco Evangeline’s obligations under the Western Systems Power Pool agreement. This guarantee matures on May 31, 2012.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits. Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $3.7 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.

Disclosures about Guarantees
Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004. This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished. The discounted probability-weighted liability under the guarantees and indemnifications recognized on Cleco’s Condensed Consolidated Balance Sheet as of March 31, 2012, was $0.2 million. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.
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
Acadia and APH will reduce the indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of approximately three years. After the three-year period, a residual value of less than $0.1 million will remain. At March 31, 2012, Acadia had an indemnification liability of approximately $0.4 million, which represents the risk of payment, as a contingent sale obligation recorded on Cleco’s Condensed Consolidated Balance Sheet. APH recognized no income for the three months ended March 31, 2012, and income of $0.4 million for the three months ended March 31, 2011, primarily due to the contractual expiration of the underlying indemnifications. During the three months ended March 31, 2012, and 2011, Acadia recognized income of $7.2 million and $0.9 million, respectively, primarily due to the contractual expiration of the underlying indemnifications.
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
Acadia and APH will reduce the indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of three years. After the three-year period, a residual value of approximately $0.2 million will remain. At March 31, 2012, Acadia had an indemnification liability of $21.8 million, which represents the risk of payment, as a contingent sale obligation recorded on Cleco’s Condensed Consolidated Balance Sheet. The maximum amount of the potential payment to Entergy Louisiana for the indemnifications is the purchase price of $298.8 million, except for the liabilities retained by Acadia, for which there is no maximum amount. Cleco Corporation is obligated to pay the same maximum amounts as Acadia if Acadia is unable to pay claims to Entergy Louisiana pursuant to the guarantee.
As part of the Lignite Mining Agreement amended in 2009, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At March 31, 2012, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement does not terminate pursuant to its terms until 2026 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under the guarantee.
The following table summarizes the expected termination dates of the off-balance sheet commitments and on-balance sheet guarantees discussed above:

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

				AT MARCH 31, 2012
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(THOUSANDS)	NET AMOUNT COMMITTED	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Off-balance sheet commitments	$5,225	$4,725	$—	$—	$500
On-balance sheet guarantees	26,156	—	22,150	—	4,006
Total	$31,381	$4,725	$22,150	$—	$4,506

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

Other Commitments

New Markets Tax Credits
In August 2008, Cleco Corporation acquired a 99.9% membership interest in USB NMTC Fund 2008-1 LLC (Fund). The Fund was formed by U.S. Bancorp Community Development Corporation (USBCDC). The purpose of the Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate new markets tax credits and historical rehabilitation tax credits.
In July 2011, the operating agreement of the Fund was amended to include renewable energy investments qualifying for grants under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009. As part of the amendment, the guarantee performance targets provided to Cleco by the Fund were increased. U.S. Bank is the parent company of the managing member of the Fund and is the guarantor of the performance targets. In April 2012, the operating agreement of the Fund was amended. The primary purpose of the amendment was to adjust the ownership percentage of an underlying project. There was no material change to total capital contributions made by Cleco or total benefits and cash to be received by Cleco.
The tax benefits received from the Fund reduce the federal income tax obligations of Cleco Corporation. In total, Cleco Corporation will contribute $286.3 million of equity contributions to the Fund and will receive at least $304.6 million of net tax benefits and cash from the inception of the investment in 2008 over the life of the investment, which ends in 2017 under the new amendment. The $18.3 million difference between equity contributions and total benefits received will be recognized over the life of the Fund as net tax benefits are delivered. The following table reflects remaining future equity contributions.

(THOUSANDS)	CONTRIBUTION
Nine months ending December 31, 2012	$58,089
Years ending December 31,
2013	36,225
2014	22,927
2015	21,904
2016	7,584
Thereafter	13,224
Total	$159,953

Of the $160.0 million, $66.5 million is due to be paid within the next twelve months. Due to the right of offset, the investment and associated debt are presented on Cleco Corporation’s Condensed Consolidated Balance Sheet in the line item titled tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of March 31, 2012, was $85.5 million. The amount of tax benefits delivered but not utilized as of March 31, 2012, was $64.8 million and is reflected as a deferred tax asset.
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

(THOUSANDS)
Equity contributions, imputed interest rate 6%
Principal payment schedule above:	$159,953
Less: unamortized discount	17,195
Total	$142,758

The gross investment amortization expense will be recognized over a ten-year period, with five years remaining under the new amendment, using the cost method in accordance with the authoritative guidance for investments. The grants received under Section 1603 and other cash reduce the basis of the investment. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

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

Note 12 — Affiliate Transactions
At March 31, 2012, Cleco Corporation had no affiliate balances that were payable to or due from its non-consolidated affiliates.
Cleco Power has affiliate balances that are payable to or due from its affiliates. At March 31, 2012, the payable to Cleco Corporation was $14.6 million, the payable to Support Group was $5.7 million, the payable to Cleco Evangeline was $0.3 million, and the payable to other affiliates was less than $0.1 million. Also, at March 31, 2012, the receivable from Support Group was $2.2 million, the receivable from Cleco Corporation was $0.1 million, and the receivable from other affiliates was less than $0.1 million.

Note 13 — Acadia Unit 2 Transaction

Acadia Unit 2
On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 and Acadia Power Station’s remaining common facilities to Entergy Louisiana. The significant terms of the transaction were:

•	Entergy Louisiana acquired Acadia Unit 2 for $298.8 million;

•	In exchange for $10.9 million, APH indemnified the third-party owners of Cajun and their affiliates against 50% of Acadia’s liabilities and other obligations related to the Acadia Unit 2 transaction;

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

Following the transaction, ongoing operations at Acadia were minimal, relating only to the previously established accounts receivable, accounts payable, and servicing of indemnities. Therefore, Acadia did not meet the definition of a business.

Note 14 — Subsequent Events

Cleco Power Debt Issuance
On April 5, 2012, Cleco Power entered into an agreement to issue $50.0 million senior unsecured private placement notes at an interest rate of 4.33%. The closing date of the notes is set for May 8, 2012. The maturity date of the notes will be May 15, 2027. The proceeds will be used for the early redemption of Cleco Power’s 5.875% DeSoto Parish pollution control revenue bonds.

Cleco Power Notice of Redemption
On April 5, 2012, Cleco Power issued a notice of redemption to redeem at par all $50.1 million principal amount of its outstanding 5.875% DeSoto Parish pollution control revenue bonds due September 2029. The redemption date for the notes will be May 11, 2012. As part of the redemption, Cleco Power will pay $0.6 million of accrued interest on the redeemed notes.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and Cleco Corporation and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2012, and March 31, 2011.

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

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket. The project received LPSC and SPP approval in February 2009. Cleco Power’s estimated cost for its portion of the project is $125.0 million, including AFUDC. At March 31, 2012, Cleco Power had spent $102.5 million on the project, including AFUDC. A return on and recovery of the costs associated with the completed portions of the Acadiana Load Pocket project are included in base revenue. The project is expected to be substantially complete by June 2012. Remaining portions of the project are expected to be complete by December 2012. For information on the impact the Acadiana Load Pocket project is expected to have on base revenue, see “— Comparison of the Three Months Ended March 31, 2012, and 2011 — Cleco Power — Base.”

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement advanced metering technology for all of Cleco Power’s retail customers. Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million. The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009. Advanced metering technology includes the installation of electric meters that enable two-way communication capabilities between a home or business and a utility company. At March 31, 2012, Cleco Power had incurred $12.1 million in project costs, of which $5.3 million has been submitted to the DOE for reimbursement. As of March 31, 2012, Cleco Power had received $4.7 million in payments from the DOE. The project is expected to be completed in the third quarter of 2013. For more information on the AMI Project, see "— Financial Condition — Regulatory and Other Matters — AMI Project.”

Power Supply Options
Cleco Power is evaluating a range of power supply options for 2012 and beyond. Cleco Power is continuing to update its IRP to look at future sources of supply to meet its capacity and energy requirements and to comply with new environmental standards, primarily CSAPR. In August 2011, Cleco Power issued an RFP for resources to enhance reliability for January through April 2012 and has since selected and negotiated two agreements from the RFP, a power purchase agreement with NRG Power Marketing LLC and a tolling agreement with Evangeline. Both agreements began on January 1, 2012. In October 2011, a second RFP, seeking up to approximately 750 MW of capacity and energy, for a three- or five-year period was issued for supply starting May 1, 2012, to meet CSAPR. Cleco Power selected Evangeline’s proposal for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and approved by the LPSC in March 2012 and FERC in April 2012. Cleco Power also expects to issue a draft RFP during the second quarter of 2012 seeking long-term resources beyond April 2015. For more information on Cleco Power's RFPs, see "— Financial Condition — Regulatory and Other Matters — Generation RFP."

Cleco Midstream

Evangeline
In March 2010, Evangeline restructured its tolling agreement with JPMVEC and shortened the expiration of the prior long-term agreement from 2020 to December 31, 2011 (with a JPMVEC option to extend one year). JPMVEC did not exercise the option to extend the tolling agreement and as a result, Coughlin’s capacity and energy became available to Midstream beginning January 1, 2012. Evangeline was one of the successful bidders in Cleco Power’s RFP for short-term 2012 resources beginning January 1, 2012, and began providing 250 MW of capacity and energy to Cleco Power under a tolling agreement through April 30, 2012. In addition

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

to Cleco Power’s RFP referenced above, in December 2011, Evangeline was also notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power RFP for contractual resources to meet CSAPR beginning in 2012. The proposal was for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and was approved by the LPSC in March 2012 and FERC in April 2012. Currently, Midstream is marketing Coughlin’s capacity for periods beginning after April 30, 2015, and is evaluating various options to optimize Coughlin’s value. For more information, see “— Financial Condition — Regulatory and Other Matters — Generation RFP.”

Comparison of the Three Months Ended March 31, 2012, and 2011

Cleco Consolidated
	FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue, net	$222,773	$253,690	$(30,917)	(12.2)%
Operating expenses	167,800	188,456	20,656	11.0%
Operating income	$54,973	$65,234	$(10,261)	(15.7)%
Allowance for other funds used during construction	$1,017	$1,978	$(961)	(48.6)%
Equity income from investees, before tax	$1	$611	$(610)	(99.8)%
Other income	$9,375	$1,205	$8,170	678.0%
Interest charges	$20,624	$26,614	$5,990	22.5%
Federal and state income taxes	$13,410	$12,195	$(1,215)	(10.0)%
Net income applicable to common stock	$30,031	$29,004	$1,027	3.5%

Consolidated net income applicable to common stock increased $1.0 million, or 3.5%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to higher Midstream and corporate earnings. Partially offsetting this increase was lower earnings at Cleco Power.
Operating revenue, net decreased $30.9 million, or 12.2%, in the first quarter of 2012 compared to the first quarter of 2011 largely as a result of lower fuel cost recovery revenue at Cleco Power.
Operating expenses decreased $20.7 million, or 11.0%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to lower per unit costs and volumes of fuel used for electric generation.
Allowance for funds used during construction decreased $1.0 million, or 48.6%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to lower AFUDC accruals related to the completion of Teche Unit 4 and decreased construction activity of the Acadiana Load Pocket project.
Equity income from investees decreased $0.6 million, or 99.8%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the absence in the first quarter of 2012 of equity earnings at APH resulting from the disposition of Acadia Unit 2 and the subsequent consolidation of Acadia effective April 29, 2011.
Other income increased $8.2 million, or 678.0%, in the first quarter of 2012 compared to the first quarter of 2011 largely as a result of the contractual expiration of an underlying indemnification resulting from the acquisition of Acadia Unit 1 by Cleco Power.
Interest charges decreased $6.0 million, or 22.5%, during the first quarter of 2012 compared to the first quarter of 2011 primarily due to lower interest charges at Cleco Power.
Federal and state income taxes increased $1.2 million, or 10.0%, during the first quarter of 2012 compared to the first quarter of 2011 primarily due to $1.2 million for the change in pre-tax income excluding AFUDC equity and $1.5 million to record tax expense at the consolidated projected annual effective tax rate. These increases were partially offset by $1.5 million for tax credits.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue
Base	$129,332	$134,074	$(4,742)	(3.5)%
Fuel cost recovery	80,258	104,394	(24,136)	(23.1)%
Electric customer credits	2,237	(434)	2,671	615.4%
Other operations	10,448	12,243	(1,795)	(14.7)%
Affiliate revenue	345	346	(1)	(0.3)%
Operating revenue, net	222,620	250,623	(28,003)	(11.2)%
Operating expenses
Fuel used for electric generation – recoverable	72,678	96,144	23,466	24.4%
Power purchased for utility customers – recoverable	7,580	8,250	670	8.1%
Non-recoverable fuel and power purchased	2,677	1,622	(1,055)	(65.0)%
Other operations	26,343	25,387	(956)	(3.8)%
Maintenance	16,014	15,613	(401)	(2.6)%
Depreciation	29,410	27,401	(2,009)	(7.3)%
Taxes other than income taxes	8,932	8,388	(544)	(6.5)%
Gain on sale of assets	—	(1)	(1)	(100.0)%
Total operating expenses	163,634	182,804	19,170	10.5%
Operating income	$58,986	$67,819	$(8,833)	(13.0)%
Allowance for other funds used during construction	$1,017	$1,978	$(961)	(48.6)%
Other income	$1,096	$211	$885	419.4%
Interest charges	$18,486	$24,402	$5,916	24.2%
Federal and state income taxes	$14,507	$14,400	$(107)	(0.7)%
Net income	$26,805	$30,030	$(3,225)	(10.7)%

Cleco Power’s net income in the first quarter of 2012 decreased $3.2 million, or 10.7%, compared to the first quarter of 2011. Contributing factors include:
•lower base revenue,
•higher depreciation expense,
•lower other operations revenue, and
•higher non-recoverable fuel and power purchased.

These factors were partially offset by:
•lower interest charges and
•lower electric customer credits.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MARCH 31,
(MILLION kWh)	2012	2011	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	784	960	(18.3)%
Commercial	570	594	(4.0)%
Industrial	550	554	(0.7)%
Other retail	32	33	(3.0)%
Total retail	1,936	2,141	(9.6)%
Sales for resale	390	446	(12.6)%
Unbilled	(88)	(165)	46.7%
Total retail and wholesale customer sales	2,238	2,422	(7.6)%

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2012	2011	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$56,390	$67,190	(16.1)%
Commercial	41,747	44,092	(5.3)%
Industrial	20,092	20,650	(2.7)%
Other retail	2,360	2,466	(4.3)%
Surcharge	2,815	1,717	63.9%
Other	(1,555)	(1,711)	9.1%
Total retail	121,849	134,404	(9.3)%
Sales for resale	11,785	11,939	(1.3)%
Unbilled	(4,302)	(12,269)	64.9%
Total retail and wholesale customer sales	$129,332	$134,074	(3.5)%

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
The following table shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree days.

	FOR THE THREE MONTHS ENDED MARCH 31,
				2012 CHANGE
	2012	2011	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	491	911	890	(46.1)%	(44.8)%
Cooling-degree days	251	139	78	80.6%	221.8%

Base
Base revenue decreased $4.7 million, or 3.5%, during the first quarter of 2012 compared to the first quarter of 2011 primarily due to lower electric sales, generally resulting from milder winter weather.

Cleco Power expects new industrial load to be added during the remainder of 2012 and 2013, principally driven by expected development of Haynesville shale discovered in Northwestern Louisiana. In addition, Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new customers. These expansions of service to current customers and service to new customers are expected to contribute base revenue of $1.2 million during the remainder of 2012 and an additional $0.4 million in 2013. Cleco Power also anticipates up to an additional $1.8 million of base revenue for the remainder of 2012 associated with the completed portions of the Acadiana Load Pocket transmission project. In January 2012, Cleco Power signed a new 10-year wholesale power contract with service to begin in April 2014 pending LPSC approval. The contract is expected to grow Cleco Power’s load by more than 20%. For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers decreased $24.1 million, or 23.1%, during the first quarter of 2012 compared to the first quarter of 2011 primarily due to decreases in the per-unit cost of fuel used for electric generation and power purchased for utility customers. Also contributing to the decrease were lower volumes of fuel used for electric generation. Partially offsetting the decrease were higher volumes of power purchased for utility customers. Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 90% of Cleco Power’s total fuel cost during the first quarter of 2012 was regulated by the LPSC, while the remainder was regulated by FERC. Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC. For information on Cleco Power’s current LPSC fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

Electric Customer Credits
Electric customer credits decreased $2.7 million, or 615.4%, during the first quarter of 2012 compared to the first quarter of 2011 primarily due to a change in the estimated accrual for rate refunds. For more information on the accrual for electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Other Operations
Other operations revenue decreased $1.8 million, or 14.7%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to lower mineral lease payments.

Operating Expenses
Operating expenses decreased $19.2 million, or 10.5%, in the first quarter of 2012 compared to the first quarter of 2011. Fuel

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

used for electric generation (recoverable) decreased $23.5 million, or 24.4%, primarily due to lower per unit costs and volumes of fuel used for electric generation as compared to the first quarter of 2011. Power purchased for utility customers (recoverable) decreased $0.7 million, or 8.1%, largely due to lower per unit costs of purchased power. Partially offsetting this decrease was higher volumes of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission. However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. Non-recoverable fuel and power purchased increased $1.1 million, or 65.0%, primarily due to higher capacity charges. Other operations expense increased $1.0 million, or 3.8%, primarily due to higher transmission and generating station expenses. Depreciation expense increased $2.0 million, or 7.3%, primarily due to Teche Unit 4 and portions of the Acadiana Load Pocket project being placed in service and other normal recurring additions to fixed assets.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction decreased $1.0 million, or 48.6%, during the first quarter of 2012 compared to the first quarter of 2011 primarily due to lower AFUDC accruals related to the completion of Teche Unit 4 and decreased construction activity of the Acadiana Load Pocket project.

Other Income
Other income increased $0.9 million, or 419.4%, during the first quarter of 2012 compared to the first quarter of 2011 primarily due to higher royalty payments.

Interest Charges
Interest charges decreased $5.9 million, or 24.2%, during the first quarter of 2012 compared to the first quarter of 2011 primarily due to $5.3 million related to uncertain tax positions, $1.8 million related to reacquired debt in October and December 2011, and $0.2 million of lower other net miscellaneous interest charges. Partially offsetting these decreases was $1.4 million related to the issuance of private placement notes in December 2011.

Income Taxes
Federal and state income taxes increased $0.1 million, or 0.7%, during the first quarter of 2012 compared to the first quarter of 2011. The increase is primarily due to $0.5 million to record tax expense at the projected annual effective tax rate, $0.3 million for tax credits, and $0.1 million for miscellaneous items. These increases were partially offset by $0.8 million for the change in pre-tax income excluding AFUDC equity.

Midstream
	FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue
Tolling operations	$1,234	$2,781	$(1,547)	(55.6)%
Other operations	1	1	—	—
Affiliate revenue	—	33	(33)	(100.0)%
Operating revenue	1,235	2,815	(1,580)	(56.1)%
Operating expenses
Other operations	1,784	1,817	33	1.8%
Maintenance	1,173	1,133	(40)	(3.5)%
Depreciation	1,532	1,456	(76)	(5.2)%
Taxes other than income taxes	672	634	(38)	(6.0)%
(Gain) loss on sale of assets	(22)	12	34	283.3%
Total operating expenses	5,139	5,052	(87)	(1.7)%
Operating loss	$(3,904)	$(2,237)	$(1,667)	(74.5)%
Equity income from investees, before tax	$—	$612	$(612)	(100.0)%
Other income	$7,207	$436	$6,771	*
Interest charges	$1,471	$583	$(888)	(152.3)%
Federal and state income tax expense (benefit)	$739	$(683)	$(1,422)	(208.2)%
Net income (loss)	$1,090	$(1,097)	$2,187	(199.4)%
* Not meaningful
Factors affecting Midstream during the first quarter of 2012 are described below.

Operating Revenue
Operating revenue decreased $1.6 million, or 56.1%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to lower tolling revenue at Evangeline resulting from the new power purchase agreement with Cleco Power that began in January 2012 as compared to the Evangeline 2010 Tolling Agreement with JPMVEC.

Equity Income from Investees
Equity income from investees decreased $0.6 million, or 100.0%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the absence in the first quarter of 2012 of equity earnings at APH resulting from the disposition of Acadia Unit 2 and the subsequent consolidation of Acadia effective April 29, 2011.

Other Income
Other income increased $6.8 million in the first quarter of 2012 compared to the first quarter of 2011 largely as a result of the contractual expiration of an underlying indemnification resulting from the acquisition of Acadia Unit 1 by Cleco Power.

Interest Charges
Interest charges increased $0.9 million, or 152.3%, during the first quarter of 2012 compared to the first quarter of 2011 primarily related to uncertain tax positions.

Income Taxes
Federal and state income taxes increased $1.4 million, or 208.2%, during the first quarter of 2012 compared to the first quarter of 2011 primarily due to an increase in pre-tax income.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s or Cleco Power’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Corporation and Cleco Power at March 31, 2012:

SENIOR UNSECURED DEBT
	MOODY’S	STANDARD & POOR’S
Cleco Corporation	Baa3	BBB-
Cleco Power	Baa2	BBB

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
For the three-month period ended March 31, 2012, there were no changes to Cleco or Cleco Power’s credit ratings or rating agency’s outlooks. At March 31, 2012, Moody’s and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable. Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to post additional fees and incur higher interest rates under their bank credit agreements. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s or Moody’s, Cleco Power would be required to post additional collateral for derivatives.
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

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes under GAAP.  Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”

Cash Generation and Cash Requirements

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash consisted of:

(THOUSANDS)	AT MARCH 31, 2012	AT DECEMBER 31, 2011
Diversified Lands’ mitigation escrow	$97	$97
Cleco Katrina/Rita’s storm recovery bonds	3,320	8,761
Cleco Power’s future storm restoration costs	25,450	24,876
Cleco Power’s renewable energy grant	—	381
Cleco Power’s NOx allowance escrow	1,713	1,713
Total restricted cash	$30,580	$35,828

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of operating expenses,

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

interest, and principal on storm recovery bonds. During the three months ended March 31, 2012, Cleco Katrina/Rita had collected $4.8 million net of operating expenses. In March 2012, Cleco Katrina/Rita used $6.7 million for scheduled storm recovery bond principal payments and $3.6 million for related interest.

Debt

Cleco Consolidated
Cleco had no short-term debt outstanding at March 31, 2012, or December 31, 2011.
At March 31, 2012, Cleco’s long-term debt outstanding was $1.33 billion, of which $13.5 million was due within one year, compared to $1.36 billion outstanding at December 31, 2011, which included $24.3 million due within one year. The long-term debt due within one year at March 31, 2012, represents principal payments for the Cleco Katrina/Rita storm recovery bonds. For Cleco, long-term debt decreased $28.1 million primarily due to $11.2 million of 5.875% Rapides Parish pollution control bonds that were redeemed, prior to maturity, at par on January 25, 2012, a $10.0 million decrease in credit facility draws, a $6.7 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2012, and $0.4 million of capital lease payments. These decreases were partially offset by debt premium amortizations of $0.2 million.
On April 5, 2012, Cleco Power entered into an agreement to issue $50.0 million senior unsecured private placement notes at an interest rate of 4.33%. For more information on the debt issuance, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Subsequent Events — Cleco Power Debt Issuance.”
Cash and cash equivalents available at March 31, 2012, were $47.2 million combined with $550.0 million facility capacity ($250.0 million from Cleco Corporation and $300.0 million from Cleco Power) for total liquidity of $597.2 million. Cash and cash equivalents available at March 31, 2012, decreased $46.3 million when compared to cash and cash equivalents available at December 31, 2011. This decrease is primarily due to additions to property, plant, and equipment, repayment of debt, and payment of common dividends.
At March 31, 2012, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”
At March 31, 2012, and December 31, 2011, Cleco had a working capital surplus of $143.6 million and $135.8 million, respectively. The $7.8 million increase in working capital is primarily due to:

•	a $53.9 million decrease in accounts payable primarily due to year-end pending ad valorem tax payments, employee incentive payments and fuel payments,

•	an $11.7 million net increase related to changes in the recognition of current taxes and uncertain tax positions and related interest charges expected to be settled in the next 12 months, and

•	an $11.2 million long-term debt payment to retire the

Rapides Parish pollution control bonds.

These increases in working capital were partially offset by:

•	a $46.3 million decrease in cash and cash equivalents as discussed above,

•	an $11.9 million decrease in accrued interest, excluding interest on uncertain tax positions, due to timing of debt service schedules, and

•	an $8.3 million net decrease in accumulated deferred fuel.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at March 31, 2012, or December 31, 2011.
At March 31, 2012, Cleco Corporation had no draws outstanding under its $250.0 million credit facility compared to $10.0 million outstanding at December 31, 2011. This facility provides for working capital and other needs. Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at March 31, 2012, were $9.8 million. Cash and cash equivalents available at March 31, 2012, decreased $12.9 million when compared to cash and cash equivalents available at December 31, 2011, primarily due to routine working capital fluctuations.

Cleco Power
There was no short-term debt outstanding at Cleco Power at March 31, 2012, or December 31, 2011. At March 31, 2012, Cleco Power’s long-term debt outstanding was $1.33 billion, of which $13.5 million was due within one year, compared to $1.35 billion at December 31, 2011, of which $24.3 million was due within one year. The long-term debt due within one year at March 31, 2012, represents principal payments for the Cleco Katrina/Rita storm recovery bonds. For Cleco Power, long-term debt decreased $18.1 million primarily due to $11.2 million of 5.875% Rapides Parish pollution control bonds that were redeemed, prior to maturity, at par on January 25, 2012, a $6.7 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2012, and $0.4 million of capital lease payments. These decreases were partially offset by debt premium amortizations of $0.2 million.
On April 5, 2012, Cleco Power entered into an agreement to issue $50.0 million senior unsecured private placement notes at an interest rate of 4.33%. For more information on the debt issuance, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Subsequent Events — Cleco Power Debt Issuance.”
At March 31, 2012, and December 31, 2011, there were no borrowings outstanding under Cleco Power’s $300.0 million credit facility. This facility provides for working capital and other needs. Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at March 31, 2012, were $35.9 million, combined with $300.0 million facility capacity for total liquidity of $335.9 million. Cash and cash equivalents decreased $31.6 million, when compared to cash and cash equivalents at December 31, 2011, primarily due to additions to property, plant, and equipment, payment of

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

intercompany dividends, and repayment of debt.
At March 31, 2012, and December 31, 2011, Cleco Power had a working capital surplus of $46.6 million and $36.4 million, respectively.  The $10.2 million increase in working capital is primarily due to:

•	a $43.3 million decrease in accounts payable primarily due to year-end pending ad valorem tax payments, employee incentive payments and fuel payments,

•	a $21.3 million net increase related to changes in the recognition of current taxes and uncertain tax positions and related interest charges expected to be settled in the next 12 months, and

•	an $11.2 million long-term debt payment to retire the Rapides Parish pollution control bonds

These decreases in working capital were partially offset by:

•	a $31.6 million decrease in cash and cash equivalents, as discussed above,

•	an $11.9 million decrease in accrued interest, excluding interest on uncertain tax positions, due to timing of debt service schedules,

•	an $11.3 million increase in affiliate accounts payable primarily due to the allocation of corporate tax liability to Cleco Power, and

•	an $8.3 million net decrease in accumulated deferred fuel.

Credit Facilities
Cleco Corporation’s current credit facility agreement has a maximum capacity of $250.0 million and a maturity date of October 7, 2016. The borrowing costs are LIBOR plus 1.50% or ABR plus 0.50%, plus facility fees of 0.25%. If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay fees and interest at a rate of 0.25% higher than the level for its current credit facility.
Cleco Power’s current credit facility agreement has a maximum capacity of $300.0 million and matures on October 7, 2016. The borrowing costs are LIBOR plus 1.275% or ABR plus 0.275%, plus facility fees of 0.225%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay fees and interest at a rate of 0.25% higher than the level on its current credit facility.
At March 31, 2012, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility, and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.

Midstream
Midstream had no debt outstanding at March 31, 2012, or December 31, 2011.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $41.4 million during the first three months of 2012, compared to $2.3 million during the first three months of 2011. Cash provided by operating activities during the first three months of 2012 increased $39.1 million from the first three months of 2011, primarily due to the following items:

•	lower pension plan contributions of $60.0 million and

•	higher collection of receivables of $20.2 million.

These increases were partially offset by:

•	higher vendor payments of $17.6 million,

•	lower fuel oil inventory sales of $16.1 million, and

•	lower expenditures for other fuel inventories of $12.0 million, primarily petroleum coke and coal.

Net Investing Cash Flow
Net cash used in investing activities was $40.8 million during the first three months of 2012, compared to $19.5 million during the first three months of 2011. Net cash used in investing activities during the first three months of 2012 was higher than the first three months of 2011 primarily due to higher additions to property, plant, and equipment, higher contributions to the tax credit fund, and lower transfers of cash from restricted accounts, partially offset by a higher return of investment in the tax credit fund.
During the first three months of 2012, Cleco had additions to property, plant, and equipment, net of AFUDC of $38.4 million and an $18.5 million investment in New Markets Tax Credits. This was partially offset by a $10.2 million return of investment from the tax credit fund and the transfer of $5.2 million of cash from restricted accounts, primarily related to cash restricted for storm costs.
During the first three months of 2011, Cleco had additions to property, plant, and equipment, net of AFUDC of $19.9 million and a $9.2 million investment in New Markets Tax Credits. This was partially offset by the transfer of $9.4 million of cash from restricted accounts, primarily related to GO Zone bonds and cash restricted for storm costs.

Net Financing Cash Flow
Net cash used in financing activities was $46.9 million during the first three months of 2012, compared to $36.7 million during the first three months of 2011. Net cash used in financing activities during the first three months of 2012 was higher than the first three months of 2011 primarily due to higher repayments of long-term debt and higher dividend payments. This was partially offset by lower payments on the credit facility.
During the first three months of 2012, Cleco retired $27.8 million of long-term debt, consisting of $17.8 million of long-term bonds and $10.0 million of credit facility draws. Cleco also used $18.9 million for dividend payments.
During the first three months of 2011, Cleco retired $21.3 million of long-term debt, consisting of $15.0 million of credit facility draws and $6.3 million of long-term bonds. Cleco also used $15.2 million for dividend payments.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $47.5 million during the first three months of 2012, compared to $5.3 million during the first three months of 2011. Cash provided by operating activities during the first three months of 2012 increased $42.2 million from the first three months of 2011 primarily due to the following items:

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

•	lower pension plan contributions of $60.0 million and

•	higher collection of receivables of $16.5 million.

These increases were partially offset by:

•	higher vendor payments of $8.7 million,

•	lower fuel oil inventory sales of $16.1 million, and

•	lower expenditures for other fuel inventories of $12.0 million, primarily petroleum coke and coal.

Net Investing Cash Flow
Net cash used in investing activities was $30.8 million during the first three months of 2012, compared to $9.0 million during the first three months of 2011. Net cash used in investing activities during the first three months of 2012 was higher than the first three months of 2011 primarily due to higher additions to property, plant, and equipment and lower transfers of cash from restricted accounts.
During the first three months of 2012, Cleco had additions to property, plant, and equipment, net of AFUDC of $37.5 million. This was partially offset by the transfer of $5.2 million of cash from restricted accounts, primarily related to cash restricted for storm costs.
During the first three months of 2011, Cleco Power had additions to property, plant, and equipment, net of AFUDC of $18.7 million. This was partially offset by the transfer of $9.4 million of cash from restricted accounts, primarily related to GO Zone bonds and cash restricted for storm costs.

Net Financing Cash Flow
Net cash used in financing activities was $48.3 million during the first three months of 2012, compared to $56.8 million during the first three months of 2011. Net cash used in financing activities during the first three months of 2012 was lower than the first three months of 2011 primarily due to $20.0 million of lower distributions made to Cleco Corporation, partially offset by higher repayments of long-term debt.

Contractual Obligations and Other Commitments
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in the Condensed Consolidated Balance Sheets while other commitments, some firm and some based on uncertainties, are not reflected in the consolidated financial statements.
For more information regarding Cleco’s Contractual Obligations and Other Commitments, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations and Other Commitments” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Off-Balance Sheet Commitments and Disclosures about Guarantees
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates). Cleco Corporation and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees in the authoritative guidance. For more information on off-balance sheet commitments, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments” and “— Disclosures about Guarantees.”

Regulatory and Other Matters

Generation RFP

Renewable Energy Pilot Program
In November 2010, the LPSC established a two-part renewable energy pilot program implementation plan consisting of a research component and an RFP component. Cleco Power is meeting the requirements of the research component by developing eight self-build renewable energy projects, each with a maximum nameplate rating of 300 kilowatts. The RFP component of the program requires each LPSC jurisdictional utility to conduct an RFP for new long-term renewable resources, while prohibiting the utilities from bidding self-build projects into the long-term RFP. Cleco Power’s requirement is 43 MW of renewable energy with a minimum term of 10 years and a maximum term of 20 years, and can reasonably be expected to be deliverable within the 2011-2014 time period. Because Madison Unit 3 is designed to burn biomass fuel, with minor modifications, in addition to its primary fuel, Cleco Power has been given an exception allowing it to conduct an RFP for biomass fuel along with identifying the costs to co-fire biomass fuel in Madison Unit 3. In November 2011, Cleco Power received LPSC approval for recovery of the test burn costs, and performed a biomass test burn at Madison Unit 3 during the fourth quarter of 2011. Cleco Power issued its final RFP for biomass fuel in February 2012, with a deadline of April 17, 2012 for potential suppliers to submit their proposals. Cleco plans to file in July 2012 a written report to the LPSC regarding the cost of co-firing biomass fuel in Madison Unit 3. Following its review of the results of Cleco Power’s RFP and Cleco Power’s written report, the LPSC may authorize Cleco Power to pursue co-firing biomass fuel in Madison Unit 3 or require Cleco Power to conduct an additional RFP for 43 MW of renewable energy as discussed above. For more information on Cleco’s renewable energy pilot program, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

RFP for Short-Term 2012 Resources
In August 2011, Cleco Power issued an RFP for short-term 2012 resources to enhance reliability for the period January through April 2012. Cleco Power selected and negotiated two agreements from the RFP, a power purchase agreement with NRG Power Marketing LLC, and a tolling agreement with Evangeline. Cleco Power filed with the LPSC an application for a certificate of public convenience and necessity for the two agreements, and additionally filed an application with the FERC for authorization to make power sales between affiliates pursuant to Section 205 of the Federal Power Act. The NRG agreement provided 200 MW of capacity and energy from January 1, 2012, through April 30, 2012, while the Evangeline agreement provided 250 MW of capacity and energy from January 1, 2012, through April 30, 2012.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

RFP for Contractual Resources to Meet CSAPR Beginning in May 2012
In September 2011, Cleco Power issued a draft RFP for resources to meet CSAPR and conducted a bidders conference on October 13, 2011. The final RFP seeking up to approximately 750 MW of capacity and energy for a three- or five-year term was published on October 21, 2011. In March 2012, Cleco Power received approval from the LPSC for a three-year power purchase agreement providing 730 MW of capacity and energy with Evangeline for a delivery term beginning May 1, 2012, and ending April 30, 2015. Because Cleco Power and Evangeline are affiliates, Cleco Power also received approval from FERC to make power sales between affiliates pursuant to Section 205 of the Federal Power Act.

2012 Long-Term RFP for Capacity and Energy Resources
During the second quarter of 2012, Cleco Power expects to issue a draft RFP for long-term resources beginning May 2015 to meet long-term capacity and energy needs due to load growth and environmental regulations. According to the current schedule, Cleco Power will conduct a bidders conference in May 2012 prior to issuing a final RFP in July 2012. Proposals are due from potential suppliers in August 2012.

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
For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Retail Rates of Cleco Power
For information concerning amounts accrued and refunded by Cleco Power as a result of the FRP and information on the LPSC Staff’s FRP reviews, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”
For information on certain other regulatory aspects of retail rates concerning Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Wholesale Rates of Cleco

Transmission Service
On March 29, 2012, Cleco Power filed a request with the FERC for revisions to its Open Access Transmission Tariff (OATT). The revisions are proposed to allow adoption of a formula rate methodology for transmission delivery and ancillary services provided by Cleco Power under the OATT and the existing bilateral Electric System Interconnection Agreements that preceded the OATT. The new formula rates also will permit recovery of Cleco Power’s FERC-jurisdictional investments in transmission and other assets placed in service since the existing rates were established. Cleco Power anticipates settlement of this rate proceeding in late 2013.
For more information on the wholesale rates of Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Wholesale Rates of Cleco” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Market Restructuring

Wholesale Electric Markets
For more information on regulatory aspects of wholesale electric markets affecting Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Retail Electric Markets
For a discussion of the regulatory aspects of retail electric markets affecting Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Lignite Deferral
At March 31, 2012, and December 31, 2011, Cleco Power had $18.5 million and $19.1 million, respectively, in deferred lignite mining costs remaining uncollected.
For more information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket. The project received LPSC and SPP approval in February 2009. Cleco Power’s estimated cost for its portion of the project is $125.0 million, including AFUDC. At March 31, 2012, Cleco Power had spent $102.5 million on the project, including AFUDC. A return on and recovery of the costs associated with the completed

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

portions of the Acadiana Load Pocket project are included in base revenue. The project is expected to be substantially complete by June 2012. Remaining portions of the project are expected to be complete by December 2012. For more information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Acadiana Load Pocket Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For information on the impact the Acadiana Load Pocket project is expected to have on base revenue, see “Results of Operations — Comparison of the Three Months Ended March 31, 2012, and 2011 — Cleco Power — Base.”

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement advanced metering technology for all of Cleco Power’s retail customers. Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million. The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009. Advanced metering technology includes the installation of electric meters that enable two-way communication capabilities between a home or business and a utility company. At March 31, 2012, Cleco Power had incurred $12.1 million in project costs, of which $5.3 million has been submitted to the DOE for reimbursement. As of March 31, 2012, Cleco Power had received $4.7 million in payments from the DOE. The project is expected to be completed in the third quarter of 2013. For more information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — AMI Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Franchises
On March 13, 2012, the City of Slidell unanimously voted to renew the franchise agreement with Cleco Power. The renewal extends the agreement for 33 years until April 2045. Approximately 16,400 Cleco Power customers are located in Slidell.
On April 5, 2012, the City of Oakdale unanimously voted to renew the franchise agreement with Cleco Power. The renewal extends the agreement for 27 years until April 2039. Approximately 3,400 Cleco Power customers are located in Oakdale.
On April 10, 2012, the Town of Berwick unanimously voted to renew the franchise agreement with Cleco Power. The renewal extends the agreement for 22 years until April 2034. Approximately 2,700 Cleco Power customers are located in Berwick.
For more information on other electric service franchises, please read “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
Other Franchise Matters
On March 9, 2010, a complaint was filed in the 27th Judicial

District Court of St. Landry Parish, State of Louisiana on behalf of three Cleco Power customers in Opelousas, Louisiana. The complaint alleges that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers. In addition, on May 11, 2010, a second complaint repeating the allegations of the first was filed on behalf of a number of Opelousas residents. For more information regarding these complaints, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — City of Opelousas.”

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
For more information on Cleco’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Set forth below is information concerning the results of operations of Cleco Power for the three months ended March 31, 2012, and March 31, 2011. The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Combined Quarterly Report on Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2012 and the first quarter of 2011. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2012 and the first quarter of 2011, see “— Results of Operations — Comparison of the Three Months Ended March 31, 2012, and 2011 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

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

Interest Rate Risks
Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix, for example, refinancing balances outstanding under its variable-rate credit facility with fixed-rate debt. For details, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Debt." Calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.
Sensitivity to changes in interest rates for fixed-rate obligations is computed by calculating the current fair market value using a net present value model based upon a 1% change in the average interest rate applicable to such debt. Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
At March 31, 2012, Cleco had no short-term variable rate debt outstanding.
At March 31, 2012 , Cleco Corporation had no borrowings outstanding under its $250.0 million credit facility.
On November 14, 2011, Cleco Power entered into a forward starting interest rate swap contract in order to mitigate the interest rate exposure on coupon payments related to a $50.0 million fixed-rate forecasted debt issuance. The forward starting interest rate swap has a spot 30-year all-in swap rate of 3.05%, notional amount of $50.0 million, with the pricing date of May 14, 2013, or the issuance of the notes, whichever is earlier. The forward starting interest rate swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging. The fair market value of the forward starting interest rate swap is the difference between the present value of the fixed payments to be paid by Cleco Power and the present value of the three-month LIBOR payments to be received by Cleco Power. Cleco Power recognized $4.7 million of unrealized mark-to-market gains in other comprehensive income for the three months ended March 31, 2012. The offsetting asset was recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as an interest rate risk management asset. There was no impact to earnings due to ineffectiveness for the three months

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

ended March 31, 2012. For every 0.01% change in the three-month LIBOR forward curve, the value of the forward starting interest rate swap changes by approximately $0.1 million.

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
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power has entered into positions to mitigate the volatility in customer fuel costs, as encouraged by an LPSC order. Cleco Power’s fuel stabilization policy targets certain levels of hedging percentages to help mitigate the volatility in customer fuel costs. The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles. Based on market prices at March 31, 2012, and December 31, 2011, the net mark-to-market impact related to open natural gas positions was losses of $3.3 million and $5.3 million, respectively. All of these natural gas positions open at March 31, 2012, will close over the next 12 months. Deferred losses relating to closed natural gas positions at March 31, 2012, and December 31, 2011, totaled $1.7 million and $1.2 million, respectively.
Cleco utilizes a VaR model to assess the market risk of its hedging portfolios, including derivative financial instruments. VaR represents the potential loss in fair value for an instrument from adverse changes in market factors over a defined period of time with a specified confidence level. VaR is calculated daily, using the variance/covariance method with delta approximation, assuming a holding period of one day, and a 95% confidence level for natural gas and power positions. Volatility is calculated daily from historical forward prices using the exponentially weighted moving average method. Based on these assumptions, the VaR relating to Cleco Power’s hedge transactions for the three months ended March 31, 2012, as well as the VaR at December 31, 2011, is summarized as follows.

	FOR THE THREE MONTHS ENDED MARCH 31, 2012			AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2012	2011
Fuel cost hedges	$382.0	$179.5	$286.5	$227.4	$196.1

Cleco Power
Please refer to “— Risk Overview” for a discussion of market risk inherent in Cleco Power’s market risk-sensitive instruments.
Cleco Power has entered into various fixed- and variable-rate debt obligations. Please refer to “— Interest Rate Risks” for a discussion of how Cleco Power monitors its mix of fixed- and variable-rate debt obligations and the manner of calculating changes in fair market value and interest expense of its debt obligations.
Cleco Power had no short- or long-term variable-rate debt as of March 31, 2012.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of March 31, 2012, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power LLC (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including the CEO and CFO, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2012, and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

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

ITEM 1A.      RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2011 Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

ITEM 5. OTHER INFORMATION

Departure of Directors
Effective April 27, 2012, Brigadier General Sherian G. Cadoria retired as a director of Cleco Corporation. General Cadoria has served as a director of Cleco Corporation since 1993 and has reached the retirement age for outside directors specified in Cleco Corporation’s Bylaws.

Amendment to Bylaws
Effective April 27, 2012, and in connection with the retirement of General Cadoria, the Board of Directors of Cleco Corporation amended Cleco Corporation’s Bylaws to decrease the number of directors serving on the board to nine. Prior to the amendment, the Bylaws provided for ten directors to serve on the board. A copy of the bylaws, as revised, is filed as Exhibit 3.1 to this Combined Quarterly Report on Form 10-Q.

Stock Award to Mr. Williamson
On April 27, 2012, the Board of Directors of Cleco Corporation approved a special award in the amount of 5,000 restricted shares of Cleco Corporation common stock to Mr. Bruce A. Williamson, President and Chief Executive Officer of Cleco Corporation. This award was made pursuant to the 2010 LTICP. The shares will be restricted until January 1, 2019. During the restricted period, Mr. Williamson may not sell, assign, transfer, pledge or otherwise dispose of the shares. Dividends will accrue on the shares during the restricted period without interest and will be paid to Mr. Williamson upon the lapse of the restrictions. The shares (and any accrued dividends thereon) will be forfeited if Mr. Williamson is no longer an employee of Cleco Corporation (other than because of death or disability) before the end of the restricted period. Upon a change of control (as defined in the 2010 LTICP), the restrictions will lapse and the shares (and any accrued dividends) will be delivered to Mr. Williamson. The Compensation Committee or the Board of Directors may amend the terms and conditions of the award.

Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of Cleco Corporation was held on April 27, 2012, in Pineville, Louisiana.

(b)
Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management’s nominees, and all nominees listed in the proxy statement were elected.

(c)	The following is a tabulation of the votes cast upon each proposal presented at the Annual Meeting of Shareholders of Cleco Corporation on April 27, 2012.

(1)	Election of Directors to serve until the 2015 Annual Meeting of Shareholders:

CLASS I DIRECTORS	FOR	WITHHELD	ABSTAIN	BROKER NON-VOTE
J. Patrick Garrett	48,570,412	2,100,125	0	5,919,199
Elton R. King	48,580,315	2,090,222	0	5,919,199
Shelley Stewart, Jr.	48,791,535	1,879,002	0	5,919,199

The term of office as a director of each of Messrs. Logan W. Kruger, William L. Marks, Robert T. Ratcliff, Sr., Peter M. Scott III, William H. Walker, Jr., and Bruce A. Williamson continued after the meeting.

(2)	Ratification of the Audit Committee’s appointment of PricewaterhouseCoopers LLP as Cleco’s independent registered public accounting firm for the fiscal year ending December 31, 2012:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
56,001,409	456,306	144,772	0

(3)
Consideration of a non-binding advisory vote to approve the compensation of Cleco’s named executive officers as described in the “Compensation Discussion and Analysis” and “Executive Officers Compensation” sections of the proxy statement:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
48,041,563	2,209,409	432,316	5,919,199

(4)
Consideration of a shareholder proposal to require Cleco to issue a sustainability report that includes a comprehensive discussion of its sustainability risks and opportunities, including an analysis of material water-related risks:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
14,645,360	28,428,470	7,609,458	5,919,199

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

ITEM 6. EXHIBITS
CLECO CORPORATION
3.1	Bylaws of Cleco Corporation, revised effective April 27, 2012
10.1	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Cleco Corporation and Bruce A. Williamson
12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three- and twelve-month periods ended March 31, 2012, for Cleco Corporation

31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three- and twelve-month periods ended March 31, 2012, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

CLECO CORPORATION
CLECO POWER	2012 1ST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: May 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: May 2, 2012