Form 10-Q
period 2012-06-30
CLECO POWER LLC; CLECO CORP
filed 2012-07-31
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Large accelerated filer ☐           Accelerated filer ☐                Non-accelerated filer ☒  (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at July 26, 2012

Cleco Corporation	Common Stock, $1.00 Par Value	60,714,810

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

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

Acadia Unit 1	Cleco Power’s 580-MW unit, combined cycle, natural gas-fired power plant located at the Acadia Power Station near Eunice, Louisiana. Prior to February 2010, Acadia Unit 1 was owned by Acadia.
Acadia Unit 2	Entergy Louisiana’s 580-MW unit, combined cycle, natural gas-fired power plant located at the Acadia Power Station near Eunice, Louisiana. Prior to April 29, 2011, Acadia Unit 2 was owned by Acadia.
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

CSAPR	The Cross-State Air Pollution Rule
Cleco Innovations LLC	A wholly owned subsidiary of Cleco Corporation
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Coughlin	Coughlin Power Station, a combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana.
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010.
DOE	United States Department of Energy
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C., formerly Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
Evangeline 2010 Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and JPMVEC, which was executed in February 2010 and expired on December 31, 2011
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection Agreement and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
JPMVEC	J.P. Morgan Ventures Energy Corporation. In September 2008, BE Louisiana LLC (an indirect wholly owned subsidiary of JPMorgan Chase & Co.) was merged into JPMVEC.
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated May 31, 2001

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Madison Unit 3	A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana that commenced commercial operation on February 12, 2010.
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
NERC	North American Electric Reliability Corporation
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NOx	Nitrogen oxides
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PPACA	Patient Protection and Affordable Care Act (HR 3590)
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SPP	Southwest Power Pool
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
USB NMTC Fund 2008-1 LLC	Fund formed to hold new markets tax credits and solar credits for the benefit of Cleco Corporation.
VaR	Value-at-risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

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

•	Cleco Corporation’s holding company structure and its dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations and pay dividends on its common stock,

•	Cleco Power’s ability to recover costs incurred on projects funded, in whole or in part, through government grants,

•	Cleco Power’s ability to maintain its right to sell wholesale generation at market-based rates within its control area,

•	dependence of Cleco Power for energy from sources other than its facilities and the uncertainty of future sources of such additional energy,

•	nonperformance by and creditworthiness of counterparties under power purchase agreements, or the restructuring of those agreements, including possible termination,

•	nonperformance by and creditworthiness of the guarantor counterparty of the USB NMTC Fund 2008-1 LLC,

•	regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation,

recovery of storm restoration costs, the frequency and timing of rate increases or decreases, the results of periodic NERC and LPSC audits, the formation of ICTs, including possible participation in an RTO and Cleco Power’s ability to recover related transmission upgrade costs, and the compliance with the Electric Reliability Organization reliability standards for bulk power systems by Cleco Power and Evangeline,

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

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

•	changes in federal, state, or local laws and changes in tax laws or rates, or regulating policies,

•	the impact of current or future environmental laws and

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2012	2011
Operating revenue
Electric operations	$228,293	$260,485
Tolling operations	—	4,222
Other operations	12,111	12,983
Affiliate revenue	—	55
Gross operating revenue	240,404	277,745
Electric customer credits	(281)	(4,822)
Operating revenue, net	240,123	272,923
Operating expenses
Fuel used for electric generation	54,999	78,268
Power purchased for utility customers	16,068	26,068
Other operations	28,688	31,080
Maintenance	24,184	28,269
Depreciation	32,250	30,699
Taxes other than income taxes	9,713	9,464
Gain on sale of assets	(22)	(506)
Total operating expenses	165,880	203,342
Operating income	74,243	69,581
Interest income	(3)	170
Allowance for other funds used during construction	1,399	876
Equity income from investees, before tax	—	61,440
Other income	13,014	1,050
Other expense	(831)	(630)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	21,094	25,935
Allowance for borrowed funds used during construction	(478)	(316)
Total interest charges	20,616	25,619
Income before income taxes	67,206	106,868
Federal and state income tax expense	20,520	36,520
Net income	46,686	70,348
Preferred dividends requirements	—	15
Preferred stock redemption costs	—	112
Net income applicable to common stock	$46,686	$70,221

Average number of basic common shares outstanding	60,421,028	60,655,538
Average number of diluted common shares outstanding	60,660,702	61,023,439
Basic earnings per share
Net income applicable to common stock	$0.77	$1.16
Diluted earnings per share
Net income applicable to common stock	$0.77	$1.15
Cash dividends paid per share of common stock	$0.3125	$0.28
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011
Net income	$46,686	$70,348
Other comprehensive (loss) income, net of tax:
Amortization of postretirement benefit net loss (net of tax expense of $266 in 2012 and $127 in 2011)	525	304
Cash flow hedges:
Net derivative loss (net of tax benefit of $2,382 in 2012)	(3,809)	—
Reclassification of net loss (gain) to interest charges (net of tax expense of $22 in 2012 and tax benefit of $34 in 2011)	35	(55)
Total other comprehensive (loss) income, net of tax	(3,249)	249
Comprehensive income, net of tax	$43,437	$70,597
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2012	2011
Operating revenue
Electric operations	$437,883	$498,953
Tolling operations	—	7,003
Other operations	23,056	25,711
Affiliate revenue	—	202
Gross operating revenue	460,939	531,869
Electric customer credits	1,955	(5,256)
Operating revenue, net	462,894	526,613
Operating expenses
Fuel used for electric generation	128,063	175,236
Power purchased for utility customers	24,705	35,116
Other operations	56,385	58,146
Maintenance	41,419	45,078
Depreciation	64,097	60,512
Taxes other than income taxes	19,743	18,924
Gain on sale of assets	(55)	(496)
Total operating expenses	334,357	392,516
Operating income	128,537	134,097
Interest income	31	285
Allowance for other funds used during construction	2,416	2,854
Equity income from investees, before tax	1	62,052
Other income	22,389	2,254
Other expense	(1,486)	(1,233)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	42,062	53,263
Allowance for borrowed funds used during construction	(822)	(1,031)
Total interest charges	41,240	52,232
Income before income taxes	110,648	148,077
Federal and state income tax expense	33,930	48,714
Net income	76,718	99,363
Preferred dividends requirements	—	26
Preferred stock redemption costs	—	112
Net income applicable to common stock	$76,718	$99,225

Average number of basic common shares outstanding	60,387,388	60,613,371
Average number of diluted common shares outstanding	60,625,377	60,797,545
Basic earnings per share
Net income applicable to common stock	$1.27	$1.64
Diluted earnings per share
Net income applicable to common stock	$1.27	$1.63
Cash dividends paid per share of common stock	$0.625	$0.53
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011
Net income	$76,718	$99,363
Other comprehensive income, net of tax:
Amortization of postretirement benefit net loss (net of tax expense of $431 in 2012 and $276 in 2011)	888	640
Cash flow hedges:
Net derivative loss (net of tax benefit of $591 in 2012)	(944)	—
Reclassification of net loss (gain) to interest charges (net of tax expense of $22 in 2012 and tax benefit of $68 in 2011)	35	(109)
Reclassification of ineffectiveness to regulatory asset (net of tax expense of $982 in 2012)	1,570	—
Total other comprehensive income, net of tax	1,549	531
Comprehensive income, net of tax	$78,267	$99,894
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2012	AT DECEMBER 31, 2011
Assets
Current assets
Cash and cash equivalents	$23,693	$93,576
Restricted cash	8,091	8,761
Customer accounts receivable (less allowance for doubtful accounts of $863 in 2012 and $1,128 in 2011)	36,614	37,813
Other accounts receivable (less allowance for doubtful accounts of $26 in 2012 and $8 in 2011)	37,530	42,051
Taxes receivable	13,308	44,584
Unbilled revenue	35,833	30,129
Fuel inventory, at average cost	50,336	41,845
Material and supplies inventory, at average cost	55,202	53,714
Energy risk management assets, net	152	—
Accumulated deferred federal and state income taxes, net	45,496	29,249
Accumulated deferred fuel	2,013	2,136
Cash surrender value of company-/trust-owned life insurance policies	54,248	51,073
Prepayments	5,325	5,384
Regulatory assets - other	12,961	13,028
Other current assets	437	3,442
Total current assets	381,239	456,785
Property, plant, and equipment
Property, plant, and equipment	4,059,455	4,023,655
Accumulated depreciation	(1,273,802)	(1,230,783)
Net property, plant, and equipment	2,785,653	2,792,872
Construction work in progress	149,739	101,027
Total property, plant, and equipment, net	2,935,392	2,893,899
Equity investment in investees	14,541	14,540
Prepayments	4,587	4,770
Restricted cash, less current portion	27,544	27,067
Regulatory assets and liabilities - deferred taxes, net	216,814	214,421
Regulatory assets - other	259,241	269,444
Net investment in direct financing lease	13,551	13,633
Intangible asset	127,223	133,595
Other deferred charges	23,376	22,048
Total assets	$4,003,508	$4,050,202
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT JUNE 30, 2012	AT DECEMBER 31, 2011
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$88,540	$24,258
Accounts payable	90,549	129,308
Customer deposits	44,690	43,091
Provision for rate refund	7,259	7,323
Interest accrued	14,524	22,642
Energy risk management liability, net	—	5,336
Interest rate risk management liability	4,866	3,330
Regulatory liabilities - other	25,995	33,019
Deferred compensation	9,254	8,302
Uncertain tax positions	11,000	27,239
Other current liabilities	14,902	17,154
Total current liabilities	311,579	321,002
Deferred credits
Accumulated deferred federal and state income taxes, net	705,970	649,926
Accumulated deferred investment tax credits	6,842	7,432
Postretirement benefit obligations	136,825	133,274
Regulatory liabilities - other	123	7,303
Restricted storm reserve	25,738	24,880
Uncertain tax positions	1,942	23,494
Tax credit fund investment, net	74,263	61,507
Contingent sale obligations	10,350	29,357
Other deferred credits	29,175	35,114
Total deferred credits	991,228	972,287
Long-term debt, net	1,244,434	1,337,056
Total liabilities	2,547,241	2,630,345
Commitments and Contingencies (Note 11)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,949,080 and 60,702,342 shares and outstanding 60,342,238 and 60,291,939 shares at June 30, 2012, and December 31, 2011, respectively	60,949	60,702
Premium on common stock	413,848	409,904
Retained earnings	1,029,160	990,605
Treasury stock, at cost, 606,842 and 410,403 shares at June 30, 2012, and December 31, 2011, respectively	(21,100)	(13,215)
Accumulated other comprehensive loss	(26,590)	(28,139)
Total shareholders’ equity	1,456,267	1,419,857
Total liabilities and shareholders’ equity	$4,003,508	$4,050,202
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011
Operating activities
Net income	$76,718	$99,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,963	96,217
Return on equity investment in investees	—	58,665
Income from equity investments	(1)	(62,052)
Unearned compensation expense	2,912	3,795
Allowance for other funds used during construction	(2,416)	(2,854)
Net deferred income taxes	(3,542)	8,292
Deferred fuel costs	(4,670)	(16,077)
Cash surrender value of company-/trust-owned life insurance	(1,486)	(1,343)
Changes in assets and liabilities:
Accounts receivable	(1,620)	(19,685)
Unbilled revenue	(5,704)	3,892
Fuel, materials and supplies inventory	(9,978)	34,437
Prepayments	242	1,585
Accounts payable	(41,841)	(8,005)
Customer deposits	5,860	6,426
Postretirement benefit obligations	4,167	(57,640)
Regulatory assets and liabilities, net	(8,207)	(18,531)
Contingent sale obligations	—	10,900
Other deferred accounts	(7,322)	2
Taxes accrued	31,039	9,187
Interest accrued	(5,109)	(637)
Energy risk management assets and liabilities, net	(174)	1,990
Other operating	1,480	872
Net cash provided by operating activities	103,311	148,799
Investing activities
Additions to property, plant, and equipment	(102,278)	(67,050)
Allowance for other funds used during construction	2,416	2,854
Property, plant, and equipment grants	4,603	760
Insurance reimbursement for casualty loss	5,454	—
Cash from reconsolidation of VIEs	—	3,879
Return of equity investment in investees	—	89,654
Return of equity investment in tax credit fund	22,210	244
Contributions to tax credit fund	(31,326)	(18,479)
Transfer of cash from restricted accounts	192	5,849
Other investing	(1,096)	(431)
Net cash (used in) provided by investing activities	(99,825)	17,280

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011
Financing activities
Retirement of short-term debt	—	(150,000)
Draws on credit facility	—	10,000
Payments on credit facility	(10,000)	(15,000)
Issuance of long-term debt	50,000	—
Retirement of long-term debt	(67,957)	(6,283)
Repurchase of common stock	(8,007)	—
Dividends paid on common stock	(38,077)	(32,168)
Other financing	672	(1,630)
Net cash used in financing activities	(73,369)	(195,081)
Net decrease in cash and cash equivalents	(69,883)	(29,002)
Cash and cash equivalents at beginning of period	93,576	191,128
Cash and cash equivalents at end of period	$23,693	$162,126
Supplementary cash flow information
Interest paid (net of amount capitalized)	$40,320	$44,170
Income taxes paid, net	$13	$13,486
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$6,816	$15,604
Issuance of common stock – ESPP	$86	$157
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2012	2011
Operating revenue
Electric operations	$228,293	$260,485
Other operations	11,613	12,453
Affiliate revenue	342	348
Gross operating revenue	240,248	273,286
Electric customer credits	(281)	(4,822)
Operating revenue, net	239,967	268,464
Operating expenses
Fuel used for electric generation	54,695	78,268
Power purchased for utility customers	22,367	26,068
Other operations	27,243	29,321
Maintenance	19,630	22,581
Depreciation	30,559	28,996
Taxes other than income taxes	8,682	8,396
Gain on sale of assets	(1)	—
Total operating expenses	163,175	193,630
Operating income	76,792	74,834
Interest income	(6)	168
Allowance for other funds used during construction	1,399	876
Other income	1,228	644
Other expense	(823)	(627)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	21,283	24,638
Allowance for borrowed funds used during construction	(478)	(316)
Total interest charges	20,805	24,322
Income before income taxes	57,785	51,573
Federal and state income tax expense	20,501	15,879
Net income	$37,284	$35,694
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011
Net income	$37,284	$35,694
Other comprehensive (loss) income, net of tax:
Amortization of postretirement benefit net loss (net of tax expense of $89 in 2012 and $65 in 2011)	226	188
Cash flow hedges:
Net derivative loss (net of tax benefit of $2,382 in 2012)	(3,809)	—
Reclassification of net loss (gain) to interest charges (net of tax expense of $22 in 2012 and tax benefit of $34 in 2011)	35	(55)
Total other comprehensive (loss) income, net of tax	(3,548)	133
Comprehensive income, net of tax	$33,736	$35,827
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011
Operating revenue
Electric operations	$437,883	$498,953
Other operations	22,062	24,696
Affiliate revenue	687	694
Gross operating revenue	460,632	524,343
Electric customer credits	1,955	(5,256)
Operating revenue, net	462,587	519,087
Operating expenses
Fuel used for electric generation	127,759	175,236
Power purchased for utility customers	32,239	35,116
Other operations	53,585	54,711
Maintenance	35,644	38,194
Depreciation	60,648	57,111
Taxes other than income taxes	17,614	16,783
Gain on sale of assets	(1)	(1)
Total operating expenses	327,488	377,150
Operating income	135,099	141,937
Interest income	23	281
Allowance for other funds used during construction	2,416	2,854
Other income	2,323	844
Other expense	(1,473)	(1,190)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	40,113	49,754
Allowance for borrowed funds used during construction	(822)	(1,031)
Total interest charges	39,291	48,723
Income before income taxes	99,097	96,003
Federal and state income tax expense	35,008	30,279
Net income	$64,089	$65,724
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011
Net income	$64,089	$65,724
Other comprehensive income, net of tax:
Amortization of postretirement benefit net loss (net of tax expense of $163 in 2012 and $128 in 2011)	430	373
Cash flow hedges:
Net derivative loss (net of tax benefit of $591 in 2012)	(944)	—
Reclassification of net loss (gain) to interest charges (net of tax expense of $22 in 2012 and tax benefit of $68 in 2011)	35	(109)
Reclassification of ineffectiveness to regulatory asset (net of tax expense of $982 in 2012)	1,570	—
Total other comprehensive income, net of tax	1,091	264
Comprehensive income, net of tax	$65,180	$65,988
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2012	AT DECEMBER 31, 2011
Assets
Utility plant and equipment
Property, plant, and equipment	$3,792,113	$3,759,541
Accumulated depreciation	(1,192,655)	(1,153,004)
Net property, plant, and equipment	2,599,458	2,606,537
Construction work in progress	148,185	97,595
Total utility plant, net	2,747,643	2,704,132
Current assets
Cash and cash equivalents	10,236	67,458
Restricted cash	8,091	8,761
Customer accounts receivable (less allowance for doubtful accounts of $863 in 2012 and $1,128 in 2011)	36,614	37,813
Accounts receivable - affiliate	4,051	2,405
Other accounts receivable (less allowance for doubtful accounts of $26 in 2012 and $8 in 2011)	37,448	35,618
Taxes receivable	—	3,197
Unbilled revenue	35,833	30,129
Fuel inventory, at average cost	50,336	41,845
Material and supplies inventory, at average cost	52,567	51,132
Energy risk management asset, net	152	—
Accumulated deferred federal and state income taxes, net	9,593	19,829
Accumulated deferred fuel	2,013	2,136
Cash surrender value of company-owned life insurance policies	20,642	20,433
Prepayments	4,233	4,155
Regulatory assets - other	12,961	13,028
Other current assets	—	375
Total current assets	284,770	338,314
Equity investment in investee	14,532	14,532
Prepayments	4,587	4,770
Restricted cash, less current portion	27,448	26,970
Regulatory assets and liabilities - deferred taxes, net	216,814	214,421
Regulatory assets - other	259,241	269,444
Intangible asset	127,223	133,595
Other deferred charges	22,528	20,293
Total assets	$3,704,786	$3,726,471

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT JUNE 30, 2012	AT DECEMBER 31, 2011
Liabilities and member’s equity
Member’s equity	$1,256,043	$1,230,862
Long-term debt, net	1,244,434	1,327,056
Total capitalization	2,500,477	2,557,918
Current liabilities
Long-term debt due within one year	88,540	24,258
Accounts payable	83,299	115,091
Accounts payable - affiliate	11,172	9,311
Customer deposits	44,690	43,091
Provision for rate refund	7,259	7,323
Taxes payable	14,797	—
Interest accrued	16,133	22,540
Energy risk management liability, net	—	5,336
Interest rate risk management liability	4,866	3,330
Regulatory liabilities - other	25,995	33,019
Uncertain tax positions	11,262	27,465
Other current liabilities	10,667	11,193
Total current liabilities	318,680	301,957
Commitments and Contingencies (Note 11)
Deferred credits
Accumulated deferred federal and state income taxes, net	727,526	675,835
Accumulated deferred investment tax credits	6,842	7,432
Postretirement benefit obligations	97,197	94,147
Regulatory liabilities - other	123	7,303
Restricted storm reserve	25,738	24,880
Uncertain tax positions	—	19,906
Other deferred credits	28,203	37,093
Total deferred credits	885,629	866,596
Total liabilities and member’s equity	$3,704,786	$3,726,471
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011
Operating activities
Net income	$64,089	$65,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,482	62,768
Unearned compensation expense	688	1,108
Allowance for other funds used during construction	(2,416)	(2,854)
Net deferred income taxes	19,830	20,577
Deferred fuel costs	(4,670)	(16,077)
Cash surrender value of company-owned life insurance	(208)	(88)
Changes in assets and liabilities:
Accounts receivable	(2,468)	(20,541)
Accounts and notes receivable, affiliate	(1,439)	333
Unbilled revenue	(5,704)	3,892
Fuel, materials and supplies inventory	(9,926)	34,660
Prepayments	104	1,379
Accounts payable	(36,382)	(7,133)
Accounts and notes payable, affiliate	1,351	(569)
Customer deposits	5,860	6,426
Postretirement benefit obligations	3,103	(58,678)
Regulatory assets and liabilities, net	(8,207)	(18,531)
Other deferred accounts	(10,363)	(1,499)
Taxes accrued	17,972	(2,834)
Interest accrued	(3,191)	(372)
Energy risk management assets and liabilities, net	(174)	1,990
Other operating	(819)	2,076
Net cash provided by operating activities	93,512	71,757
Investing activities
Additions to property, plant, and equipment	(99,392)	(59,422)
Allowance for other funds used during construction	2,416	2,854
Property, plant, and equipment grants	4,603	760
Transfer of cash from restricted accounts	192	5,849
Other investing	597	400
Net cash used in investing activities	(91,584)	(49,559)
Financing activities
Issuance of long-term debt	50,000	—
Retirement of long-term debt	(67,957)	(6,283)
Distribution to parent	(40,000)	(50,000)
Other financing	(1,193)	(986)
Net cash used in financing activities	(59,150)	(57,269)
Net decrease in cash and cash equivalents	(57,222)	(35,071)
Cash and cash equivalents at beginning of period	67,458	184,912
Cash and cash equivalents at end of period	$10,236	$149,841
Supplementary cash flow information
Interest paid (net of amount capitalized)	$40,248	$42,473
Income taxes paid, net	$—	$2,233
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$6,609	$21,337
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 10	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Acadia Unit 2 Transaction	Cleco Corporation and Cleco Power

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

Property, Plant, and Equipment
Property, plant, and equipment consist primarily of regulated utility generation and energy transmission assets. Regulated assets, utilized primarily for retail operations and electric transmission and distribution, are stated at the cost of construction, which includes certain materials, labor, payroll taxes and benefits, administrative and general costs, and the estimated cost of funds used during construction. Jointly owned assets are reflected in property, plant, and equipment at Cleco Power’s share of the cost to construct or purchase the assets. Property, plant, and equipment consisted of:

(THOUSANDS)	AT JUNE 30, 2012	AT DECEMBER 31, 2011
Regulated utility plants	$3,792,113	$3,759,541
Other	267,342	264,114
Total property, plant, and equipment	4,059,455	4,023,655
Accumulated depreciation	(1,273,802)	(1,230,783)
Net property, plant, and equipment	$2,785,653	$2,792,872

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash consisted of:

(THOUSANDS)	AT JUNE 30, 2012	AT DECEMBER 31, 2011
Diversified Lands’ mitigation escrow	$97	$97
Cleco Katrina/Rita’s storm recovery bonds	8,091	8,761
Cleco Power’s future storm restoration costs	25,734	24,876
Cleco Power’s renewable energy grant	—	381
Cleco Power’s NOx allowance escrow	1,713	1,713
Total restricted cash	$35,635	$35,828

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of operating expenses, interest, and principal on storm recovery bonds. During the six months ended June 30, 2012, Cleco Katrina/Rita had collected $9.6 million net of operating expenses. In March 2012, Cleco Katrina/Rita used $6.7 million for scheduled storm recovery

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

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
During the second quarter of 2012, the Registrants began recording the LPSC allowable portion of the amortization of the plant acquisition adjustment related to Acadia Unit 1 as depreciation expense on the Registrants’ Condensed Consolidated Statements of Income. Previously, this amortization was recorded as other expense. The Registrants have reclassified prior year amounts to conform to this presentation. This change increased depreciation and decreased other expenses by $0.7 million and $1.4 million for the three and six months ended June 30, 2012, respectively. The change for the same periods in 2011 was also $0.7 million and $1.4 million, respectively.
The Registrants determined that an error existed in the statement of cash flow presentation of contributions received in aid of construction, specifically the impact that the accounting for these contributions had on the presentation of cash flows related to the additions of property, plant, and equipment. This caused errors between the operating activities section and

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

investing activities section for prior periods, including 2010, 2011, and the first quarter of 2012.
Cleco and Cleco Power’s Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Cash Flows have been adjusted for each of the reporting periods shown below to correct the presentation of cash flows related to additions to property, plant and equipment. These corrections had no impact on the Registrants’ cash and cash equivalents, financial condition, or results of operations. Management believes that these corrections did not have a material effect on the Registrants’ Consolidated Statements of Cash Flows or Condensed Consolidated Statements of Cash flows for each of the reporting periods. The correction to the Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Cash Flows for each of the reporting periods is presented in the following tables.

Cleco
				FOR THE YEAR ENDED
			2010		2011
(THOUSANDS)	AS REPORTED		AS ADJUSTED	AS REPORTED	AS ADJUSTED
Accounts receivable	$(16,156)		$(12,503)	$(15,798)	$(19,146)
Other deferred accounts	$1,813		$(114)	$(1,084)	$4,305
Net cash provided by operating activities	$215,173	*	$216,899	$308,020	$310,061
Additions to property, plant, and equipment	$(305,157	)*	$(306,883)	$(195,882)	$(197,923)
Net cash used in investing activities	$(306,905	)*	$(308,631)	$(101,675)	$(103,716)
Net increase (decrease) in cash and cash equivalents	$45,935		$45,935	$(97,552)	$(97,552)
Cash and cash equivalents at the beginning of the period	$145,193		$145,193	$191,128	$191,128
Cash and cash equivalents at the end of the period	$191,128		$191,128	$93,576	$93,576

	FOR THE THREE MONTHS ENDED			FOR THE SIX MONTHS ENDED		FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
			MARCH 31, 2011		JUNE 30, 2011	SEPTEMBER 30, 2011			MARCH 31, 2012
(THOUSANDS)	AS REPORTED		AS ADJUSTED	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED
Accounts receivable	$(13,958)		$(17,458)	$(19,923)	$(19,685)	$(18,274)	$(21,691)	$6,253	$6,408
Other deferred accounts	$2,313		$2,999	$(729)	$2	$(2,184)	$2,181	$(5,835)	$(2,263)
Net cash provided by (used in) operating activities	$2,302	*	$(512)	$147,830	$148,799	$262,642	$263,590	$41,373	$45,100
Additions to property, plant, and equipment	$(21,883	)*	$(19,069)	$(66,081)	$(67,050)	$(145,669)	$(146,617)	$(39,380)	$(43,107)
Net cash (used in) provided by investing activities	$(19,537	)*	$(16,723)	$18,249	$17,280	$(54,097)	$(55,045)	$(40,825)	$(44,552)
Net decrease in cash and cash equivalents	$(53,937)		$(53,937)	$(29,002)	$(29,002)	$(32,896)	$(32,896)	$(46,327)	$(46,327)
Cash and cash equivalents at the beginning of the period	$191,128		$191,128	$191,128	$191,128	$191,128	$191,128	$93,576	$93,576
Cash and cash equivalents at the end of the period	$137,191		$137,191	$162,126	$162,126	$158,232	$158,232	$47,249	$47,249
*These amounts were previously revised in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

Cleco Power
				FOR THE YEAR ENDED
			2010		2011
(THOUSANDS)	AS REPORTED		AS ADJUSTED	AS REPORTED	AS ADJUSTED
Accounts receivable	$(16,261)		$(12,608)	$(14,858)	$(18,206)
Other deferred accounts	$(8,082)		$(10,009)	$(7,788)	$(2,399)
Net cash provided by operating activities	$170,759	*	$172,485	$249,717	$251,758
Additions to property, plant, and equipment	$(149,211	)*	$(150,937)	$(182,574)	$(184,615)
Net cash used in investing activities	$(134,672	)*	$(136,398)	$(170,193)	$(172,234)
Net increase (decrease) in cash and cash equivalents	$46,799		$46,799	$(117,454)	$(117,454)
Cash and cash equivalents at the beginning of the period	$138,113		$138,113	$184,912	$184,912
Cash and cash equivalents at the end of the period	$184,912		$184,912	$67,458	$67,458

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED			FOR THE SIX MONTHS ENDED		FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
			MARCH 31, 2011		JUNE 30, 2011	SEPTEMBER 30, 2011			MARCH 31, 2012
(THOUSANDS)	AS REPORTED		AS ADJUSTED	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED
Accounts receivable	$(10,720)		$(14,220)	$(20,779)	$(20,541)	$(20,442)	$(23,859)	$5,767	$5,922
Other deferred accounts	$1,379		$(2,065)	$(2,230)	$(1,499)	$(6,361)	$(1,996)	$(8,747)	$(5,175)
Net cash provided by operating activities	$5,299	*	$2,485	$70,788	$71,757	$184,688	$185,636	$47,513	$51,240
Additions to property, plant, and equipment	$(20,720	)*	$(17,906)	$(58,453)	$(59,422)	$(131,014)	$(131,962)	$(38,507)	$(42,234)
Net cash used in investing activities	$(8,955	)*	$(6,141)	$(48,590)	$(49,559)	$(112,856)	$(113,804)	$(30,759)	$(34,486)
Net decrease in cash and cash equivalents	$(60,472)		$(60,472)	$(35,071)	$(35,071)	$(41,897)	$(41,897)	$(31,573)	$(31,573)
Cash and cash equivalents at the beginning of the period	$184,912		$184,912	$184,912	$184,912	$184,912	$184,912	$67,458	$67,458
Cash and cash equivalents at the end of the period	$124,440		$124,440	$149,841	$149,841	$143,015	$143,015	$35,885	$35,885
*These amounts were previously revised in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

Earnings per Average Common Share
The following tables show the calculation of basic and diluted earnings per share:

				FOR THE THREE MONTHS ENDED JUNE 30,
			2012			2011
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$46,686			$70,348
Deduct: non-participating stock dividends (4.5% preferred stock)	—			15
Deduct: non-participating stock redemption costs (4.5% preferred stock)	—			112
Basic net income applicable to common stock	$46,686	60,421,028	$0.77	$70,221	60,655,538	$1.16
Effect of dilutive securities
Add: stock option grants		1,504			21,634
Add: restricted stock (LTICP)		238,170			346,267
Diluted net income applicable to common stock	$46,686	60,660,702	$0.77	$70,221	61,023,439	$1.15

				FOR THE SIX MONTHS ENDED JUNE 30,
			2012			2011
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$76,718			$99,363
Deduct: non-participating stock dividends (4.5% preferred stock)	—			26
Deduct: non-participating stock redemption costs (4.5% preferred stock)	—			112
Basic net income applicable to common stock	$76,718	60,387,388	$1.27	$99,225	60,613,371	$1.64
Effect of dilutive securities
Add: stock option grants		4,455			21,067
Add: restricted stock (LTICP)		233,534			163,107
Diluted net income applicable to common stock	$76,718	60,625,377	$1.27	$99,225	60,797,545	$1.63

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price. There were no stock option grants excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2012, and 2011, due to the average market price being higher than the exercise prices of the stock options.

Stock-Based Compensation
At June 30, 2012, Cleco had two stock-based compensation plans: the ESPP and the LTICP. Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement. Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
During the first quarter of 2012, Cleco granted 140,186 shares of non-vested stock to certain officers, key employees, and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED JUNE 30,				FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011	2012	2011	2012	2011	2012	2011
Equity classification
Non-vested stock	$1,076	$796	$277	$201	$2,132	$1,947	$491	$522
Stock options	5	23	—	—	9	36	—	—
Total equity classification	$1,081	$819	$277	$201	$2,141	$1,983	$491	$522
Liability classification
Common stock equivalent units	$518	$364	$210	$154	$706	$1,559	$294	$586
Total pre-tax compensation expense	$1,599	$1,183	$487	$355	$2,847	$3,542	$785	$1,108
Tax benefit (excluding income tax gross-up)	$615	$455	$187	$137	$1,095	$1,363	$302	$426

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

Note 3 — Regulatory Assets and Liabilities
Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process. The following table summarizes Cleco Power’s regulatory assets and liabilities at June 30, 2012, and December 31, 2011.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2012	2011
Regulatory assets – deferred taxes, net	$216,814	$214,421
Mining costs	$17,843	$19,117
Interest costs	6,484	6,667
Asset removal costs	834	829
Postretirement plan costs	128,418	132,556
Tree trimming costs	7,014	8,371
Training costs	7,410	7,486
Storm surcredits, net	5,595	9,254
Construction carrying costs	7,828	10,883
Lignite mining agreement contingency	3,781	3,781
Power purchase agreement capacity costs	1,924	—
AFUDC equity gross-up	73,896	74,346
Rate case costs	849	1,117
Acadia Unit 1 acquisition costs	2,918	2,971
IRP/RFP costs	273	508
AMI pilot costs	87	153
Financing costs	6,889	4,433
Biomass costs	159	—
Total regulatory assets – other	$272,202	$282,472
Construction carrying costs	(26,118)	(40,322)
Fuel and purchased power	2,013	2,136
Total regulatory assets, net	$464,911	$458,707

Power Purchase Agreement Capacity Costs
In March 2012, Cleco Power received approval from the LPSC for a three-year power purchase agreement with Evangeline providing 730 MW of capacity and energy beginning May 1, 2012, and ending April 30, 2015. The LPSC order allows Cleco Power to defer and recover a portion of capacity costs associated with the power purchase agreement. The deferred costs will be collected over the term of the contract.

Financing Costs
In 2011, Cleco Power entered into and settled two treasury rate locks. Of the $26.8 million in settlements, $7.0 million was recorded as a regulatory asset relating to ineffectiveness of the hedge relationship. As a result of management’s assessment that it is probable that the ineffectiveness will be recovered through the rate-making process, Cleco Power will amortize the regulatory asset over the 30-year term of the related debt issuance.

Biomass Test Burn Costs
In November 2011, the LPSC approved Cleco Power’s request to establish a regulatory asset for the non-fuel, non-capital portion of costs incurred to conduct a test burn of biomass fuel at Madison Unit 3. These costs will be amortized over a five-

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

year period.

Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Madison Unit 3. Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit. Cleco Power’s retail rate plan, which was approved in October 2009, established that Cleco Power return carrying costs to customers and record a regulatory asset for all carrying costs incurred by Cleco Power above the actual amount collected from customers. On February 12, 2010, Madison Unit 3 commenced commercial operations and Cleco Power began returning the construction carrying costs to customers. These costs are being amortized over a four-year period. As of June 30, 2012, Cleco Power had returned

$140.3 million to customers. At June 30, 2012, $26.0 million was due to be returned to customers within one year.

Note 4 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2012, and December 31, 2011, for cash and cash equivalents, accounts receivable, other accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco and Cleco Power’s long-term debt are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt with similar maturities. The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments subject to fair value accounting.

Cleco
	AT JUNE 30, 2012		AT DECEMBER 31, 2011
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$23,693	$23,693	$93,576	$93,576
Restricted cash	$35,635	$35,635	$35,828	$35,828
Long-term debt, excluding debt issuance costs	$1,326,610	$1,542,799	$1,354,567	$1,542,867

Cleco Power
	AT JUNE 30, 2012		AT DECEMBER 31, 2011
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$10,236	$10,236	$67,458	$67,458
Restricted cash	$35,539	$35,539	$35,731	$35,731
Long-term debt, excluding debt issuance costs	$1,326,610	$1,542,799	$1,344,567	$1,532,867

At June 30, 2012, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash. Cleco had $51.5 million ($15.9 million of cash and $35.6 million of restricted cash) in short-term investments in institutional money market funds. Cleco Power had $43.0 million ($7.5 million of cash and $35.5 million of restricted cash) in short-term investments in institutional money market funds. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power.
In May 2012, Cleco and Cleco Power revised its guidelines for short-term investments in order to mitigate credit risk. Qualifying investments include U.S. Treasury securities; U.S. Federal Agency and U.S. Government-Sponsored Entity debt; tax-exempt short-term securities of a state, territory, or a possession of the U.S.; Certificates of Deposit, banker's acceptances, and time deposits; commercial paper; asset backed securities with a minimum long-term rating of AA by Standard & Poor's and Aaa by Moody's; U.S. Government mortgage securities with short average life with a minimum long-term rating of AA by Standard & Poor's and Aaa by Moody's; Repurchase Agreements with the primary government securities dealers or financial institutions in which Cleco deposits and/or concentrates cash; and money market funds which must have at least $15.0 billion in assets under management; must have been in existence for not less than two years; must have a minimum rating of AAA by Standard & Poor's and Aaa by Moody's and must be compliant with the SEC rule 2a-7 which restricts the quality, maturity and diversity of investments by money market funds.
The minimum acceptable short-term credit rating must be A-1 by Standard & Poor's and P-1 by Moody's. The maximum maturity of any instrument must be thirty-six months, and the maximum portfolio duration must be twelve months.
Diversification of holdings must be stressed recognizing the total amount of the portfolio. Investments in securities of any one issuer will be limited to 5% at the time of purchase except for U.S. Treasury and Agency Securities and money market funds. No more than 50% of the portfolio at the time of purchase will be invested in any single Federal Agency/Government Sponsored Enterprise.

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

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

rate swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging and is carried on the balance sheet at its fair value. The fair market value of the forward starting interest rate swap is the difference between the present value of the fixed payments to be paid by Cleco Power and the present value of the three-month LIBOR payments to be received by Cleco Power. Since future LIBOR rates are not available for each month until termination, quoted LIBOR rates from an active exchange for observable time periods were used to create a forward LIBOR curve for all months until termination. Because of the inputs and common techniques used to calculate fair value, the swap valuation was considered Level 2. Cleco Power recognized $6.2 million and $1.5 million of unrealized mark-to-market losses in other comprehensive income for the three and six months ended June 30, 2012, respectively. The fair market value of $4.9 million for the forward starting interest rate swap was recorded on Cleco and Cleco Power’s Condensed

Consolidated Balance Sheets as an interest rate risk management liability as of June 30, 2012. There was no impact to earnings due to ineffectiveness for the three and six months ended June 30, 2012.

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

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2011	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$51,535	$—	$51,535	$—	$119,327	$—	$119,327	$—
Total assets	$51,535	$—	$51,535	$—	$119,327	$—	$119,327	$—
Liability Description
Energy market derivatives	$26	$—	$26	$—	$5,336	$—	$5,336	$—
Interest rate derivatives	4,866	—	4,866	—	3,330	—	3,330	—
Long-term debt	1,542,799	—	1,542,799	—	1,542,867	—	1,542,867	—
Total liabilities	$1,547,691	$—	$1,547,691	$—	$1,551,533	$—	$1,551,533	$—

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DECEMBER 31, 2011	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$43,038	$—	$43,038	$—	$100,331	$—	$100,331	$—
Total assets	$43,038	$—	$43,038	$—	$100,331	$—	$100,331	$—
Liability Description
Energy market derivatives	$26	$—	$26	$—	$5,336	$—	$5,336	$—
Interest rate derivatives	4,866	—	4,866	—	3,330	—	3,330	—
Long-term debt	1,542,799	—	1,542,799	—	1,532,867	—	1,532,867	—
Total liabilities	$1,547,691	$—	$1,547,691	$—	$1,541,533	$—	$1,541,533	$—

The derivative assets and liabilities are classified as either current or non-current depending on when the positions close. All energy market derivative current assets and current liabilities are reported as a net current energy risk management asset or liability. All energy market derivative non-current assets and non-current liabilities are reported net in other deferred charges or other deferred credits. Net presentation is appropriate due to the right of offset included in the master netting agreements. On the balance sheet, the net current and net non-current derivative positions are netted with the applicable margin deposits. At June 30, 2012, a net current energy risk management asset of $0.2 million represented net option premiums, partially offset by the current derivative positions.
The institutional money market funds were reported on the Cleco Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash, and non-current restricted cash in the amounts of $15.9 million, $8.1 million, and $27.5 million, respectively at June 30, 2012. At Cleco Power, the institutional money market funds were reported on the condensed consolidated balance sheet in cash and cash equivalents, current restricted cash, and non-current restricted cash and were $7.5 million, $8.1 million, and $27.4 million, respectively, as of June 30, 2012.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

The forward starting interest rate swap was reported on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as a current liability in the line item interest rate risk management liability as of June 30, 2012.
Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities. The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return. For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach. These techniques have been applied consistently from fiscal period to fiscal period. Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Cleco had no Level 3 assets or liabilities at June 30, 2012, or December 31, 2011.
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

The Level 2 interest rate derivative was one forward starting interest rate swap liability that consisted of a single class that only contains one instrument. The risks are changes in the three-month LIBOR rate and counterparty risk. This instrument is with a direct counterparty and not traded through an exchange.
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
Cleco has a policy which states that transfers between Levels 1, 2, and 3 are recognized at the end of a reporting period. During the six months ended June 30, 2012, and the year ended December 31, 2011, Cleco did not experience any transfers between levels.

Derivatives and Hedging
The authoritative guidance on derivatives and hedging requires entities to provide transparent disclosures about a company’s derivative activities and how the related hedged items affect a company’s financial position, financial performance, and cash flows. Cleco is required to provide qualitative and quantitative disclosures about derivative fair value, gains and losses, and credit-risk-related contingent features in derivative agreements.
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011.

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) FAIR VALUE	BALANCE SHEET LINE ITEM	AT JUNE 30, 2012	AT DECEMBER 31, 2011
Commodity contracts
Fuel cost hedges:
Current	Energy risk management liability, net	$(26)	$(5,336)
Total		$(26)	$(5,336)

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012, and 2011.

	FOR THE THREE MONTHS ENDED JUNE 30,				FOR THE SIX MONTHS ENDED JUNE 30,
		2012	2011		2012	2011
(THOUSANDS)	LOSS IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES	LOSS IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
Fuel cost hedges(1)	Fuel used for electric generation	$(4,131)	$(5,203)	Fuel used for electric generation	$(7,615)	$(8,997)
Total		$(4,131)	$(5,203)		$(7,615)	$(8,997)
(1)In accordance with the authoritative guidance for regulated operations, less than $0.1 million of unrealized losses and $0.5 million of deferred losses associated with fuel cost hedges are reported in Accumulated Deferred Fuel on the balance sheet as of June 30, 2012, compared to $5.3 million of unrealized losses and $1.2 million of deferred losses associated with fuel cost hedges as of December 31, 2011. As gains and losses are realized in future periods, they will be recorded as Fuel Used for Electric Generation on the income statement.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

At June 30, 2012, Cleco Power had 0.7 million MMBtus hedged for natural gas fuel costs, which is approximately 1% of the estimated natural gas requirements for a two-year period. At December 31, 2011, Cleco Power had 2.2 million MMBtus hedged or approximately 3% of gas requirements for a two-year period.

The following tables present the effect of derivatives designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012, and 2011.

				FOR THE THREE MONTHS ENDED JUNE 30,
	2012			2011
(THOUSANDS)	AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT RECOGNIZED IN OCI	AMOUNT OF GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives	$(6,191)	$(57	)*	$—	$89	*
* The (loss) gain reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.

				FOR THE SIX MONTHS ENDED JUNE 30,
	2012			2011
(THOUSANDS)	AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT RECOGNIZED IN OCI	AMOUNT OF GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives(1)	$(1,535)	$(57	)*	$—	$177	*
* The (loss) gain reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) During the six months ended June 30, 2012, Cleco recorded $2.6 million of ineffectiveness related to the interest rate derivatives as a regulatory asset.

At June 30, 2012, Cleco Power expected $0.4 million of the effective portion of deferred net losses related to interest rate derivatives to be reclassed from accumulated OCI to an increase in interest charges over the next 12 months.

Note 5 — Debt

Short-term Debt
At June 30, 2012, and December 31, 2011, Cleco and Cleco Power had no short-term debt outstanding.

Long-term Debt
At June 30, 2012, Cleco and Cleco Power's long-term debt outstanding was $1.33 billion, of which $88.5 million was due within one year. The long-term debt due within one year at June 30, 2012, represents $75.0 million in senior notes due May 1, 2013 and $13.5 million principal payments for the Cleco Katrina/Rita storm recovery bonds. For Cleco, long-term debt decreased $28.3 million from December 31, 2011, primarily due to Cleco Power redeeming $50.1 million of DeSoto Parish pollution control bonds in May 2012 and $11.2 million of Rapides Parish pollution control bonds in January 2012. Also contributing to the decrease was a $10.0 million reduction in Cleco Corporation's credit facility draws, a $6.7 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2012, and $0.9 million of capital lease payments. These decreases were partially offset by Cleco Power’s issuance of $50.0 million of senior notes in May 2012 and debt premium amortizations of $0.6 million.
On January 25, 2012, Cleco Power redeemed at par $11.2 million of 5.875% Rapides Parish pollution control bonds due September 2029. As part of the redemption, Cleco Power paid $0.3 million of accrued interest on the redeemed notes.
On May 8, 2012, Cleco Power issued $50.0 million senior unsecured private placement notes at an interest rate of 4.33%.  The maturity date of the notes is May 15, 2027.  The proceeds were used primarily for the early redemption of $50.1 million of 5.875% DeSoto Parish pollution control bonds.
On May 11, 2012, Cleco Power redeemed at par all $50.1 million of 5.875% DeSoto Parish pollution control bonds due September 2029. As part of the redemption, Cleco Power paid $0.6 million of accrued interest on the redeemed notes.

Credit Facilities
At June 30, 2012, Cleco Corporation and Cleco Power had no borrowings outstanding under their respective existing credit facilities.

Note 6 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. During the first six months of 2012, Cleco made no discretionary or required contributions to the pension plan and does not expect to make required or discretionary contributions to the pension plan for the remainder of the year. During 2011, Cleco made $60.0 million in discretionary contributions to the pension plan, with $40.1 million designated for the 2010 plan year and the remaining $19.9 million designated for the 2011 plan year. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

Cleco’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three and six months ended June 30, 2012, and 2011 are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011	2012	2011
Components of periodic benefit cost:
Service cost	$2,007	$2,143	$397	$379
Interest cost	4,697	4,422	476	460
Expected return on plan assets	(5,209)	(6,811)	—	—
Amortizations:
Transition obligation	—	—	5	5
Prior period service cost	(18)	(18)	—	(51)
Net loss	2,390	1,376	200	256
Net periodic benefit cost	$3,867	$1,112	$1,078	$1,049

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011	2012	2011
Components of periodic benefit cost:
Service cost	$4,156	$4,195	$793	$758
Interest cost	9,127	8,815	953	921
Expected return on plan assets	(10,403)	(12,323)	—	—
Amortizations:
Transition obligation	—	—	10	10
Prior period service cost	(36)	(36)	—	(103)
Net loss	4,173	2,778	400	513
Net periodic benefit cost	$7,017	$3,429	$2,156	$2,099

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2012, was $0.5 million and $1.1 million, respectively. Amounts for the same periods in 2011 were also $0.5 million and $1.1 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The current portion of the other benefits liability for Cleco was $3.1 million at June 30, 2012. The amount at December 31, 2011, was also $3.1 million. The current portion of the other benefits liability for Cleco Power was $2.9 million at June 30, 2012. The amount at December 31, 2011, was also $2.9 million. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012, was $0.9 million and $1.8 million, respectively. Amounts for the same periods in 2011 were also $0.9 million and $1.8 million, respectively.
In March 2010, the President signed the PPACA, a comprehensive health care law, which was upheld by the U.S.

Supreme Court on June 28, 2012. While all provisions of the PPACA are not effective immediately, the provisions could increase the Registrants’ retiree medical unfunded liability and related expenses before the effective date. Management will continue to monitor this law and its possible impact on the Registrants.

SERP
Certain Cleco executive officers are covered by the SERP. The SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. Cleco does not fund the SERP liability but instead pays for current benefits out of the general funds available. Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP payments. However, since SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired. No contributions to the SERP were made during the three and six months ended June 30, 2012, or 2011. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011	2012	2011
Components of periodic benefit cost:
Service (credit) cost	$(258)	$333	$744	$783
Interest cost	690	527	1,263	1,052
Amortizations:
Prior period service cost	13	13	27	27
Net loss	573	208	882	470
Net periodic benefit cost	$1,018	$1,081	$2,916	$2,332

The SERP liabilities are reported on the individual subsidiaries’ financial statements. At June 30, 2012, and December 31, 2011, the current portion of the SERP liability for Cleco was $2.8 million and $2.2 million, respectively. The current portion of the SERP liability for Cleco Power was $0.8 million at June 30, 2012. The amount at December 31, 2011, was also $0.8 million. The expense related to the SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.4 million and $0.7 million for the three and six months ended June 30, 2012, respectively, compared to $0.3 million and $0.6 million for the same periods in 2011.

401(k) Plan
Most employees are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, Cleco makes matching contributions and funds dividend reinvestments with cash. Cleco’s 401(k) Plan expense for the three and six months ended June 30,

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

2012, and 2011 is as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011	2012	2011
401(k) Plan expense	$847	$852	$2,341	$2,053

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2012, was $0.2 million and $0.6 million, respectively. Amounts for the same periods in 2011 were $0.2 million and $0.5 million, respectively.

Note 7 — Income Taxes
The following table summarizes the effective income tax rates for Cleco and Cleco Power for the three and six month periods ended June 30, 2012, and 2011.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
Cleco	30.5%	34.2%	30.7%	32.9%
Cleco Power	35.5%	30.8%	35.3%	31.5%

Effective Tax Rates
For the three and six months ended June 30, 2012, and 2011, the effective income tax rate for Cleco was different than the federal statutory rate due to permanent tax deductions, flow-through of tax benefits associated with AFUDC equity, benefits associated with tax credits primarily delivered from Cleco’s investment in USB NMTC Fund 2008-1 LLC, and state tax expense.
For the three and six months ended June 30, 2012 and 2011, the effective income tax rate for Cleco Power was different than the federal statutory rate due to permanent tax deductions, flow-through of tax benefits associated with AFUDC equity, and state tax expense.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In 2010, a $1.2 million valuation allowance against the $2.7 million deferred tax asset on capital loss carryforwards was reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets. The previously recorded $1.2 million valuation allowance was reversed in the second quarter of 2011 due to capital gains generated by the disposition of Acadia Unit 2. In addition, as of June 30, 2012, Cleco had a deferred tax asset resulting from new markets tax credit carryforwards of $68.5 million. If the new markets tax credit carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to new markets tax credit carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of June 30, 2012, Cleco generated cumulative federal net operating losses and state net operating losses of $60.3 million and $53.4 million, respectively, which will begin to expire in 2031 and 2026. Cleco Power generated cumulative federal net operating losses and state net operating losses of $16.9 million and $9.6 million, respectively, which will begin to expire in 2031 and 2026. Cleco and Cleco Power consider it more likely than not that these losses will be utilized to reduce future income taxes. Cleco and Cleco Power expect to utilize the entire net operating loss carryforward in 2012.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. The total amounts of uncertain tax positions and related interest payable and interest expense, as reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets and Statements of Income, are shown in the following tables.

(THOUSANDS)	AT JUNE 30, 2012	AT DECEMBER 31, 2011
Interest payable
Cleco	$2,287	$13,843
Cleco Power	$5,369	$17,327

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011	2012	2011
Interest charges
Cleco	$(2,716)	$1,326	$(8,355)	$2,861
Cleco Power	$(2,271)	$938	$(9,636)	$1,776

The total liability for unrecognized tax benefits for Cleco and Cleco Power at June 30, 2012, and December 31, 2011, are shown in the following tables.

Cleco
LIABILITY FOR UNRECOGNIZED
(THOUSANDS)	TAX BENEFITS
Balance at December 31, 2011	$56,235
Additions for tax positions of current period	480
Reductions for tax positions of current period	—
Additions for tax positions of prior periods	1,946
Reduction for tax positions of prior periods	(44,475)
Reduction for settlement with tax authority	—
Reduction for lapse of statute of limitations	—
Balance at June 30, 2012	$14,186

Cleco Power
LIABILITY FOR UNRECOGNIZED
(THOUSANDS)	TAX BENEFITS
Balance at December 31, 2011	$52,558
Additions for tax positions of current period	480
Reductions for tax positions of current period	—
Additions for tax positions of prior periods	1,946
Reduction for tax positions of prior periods	(43,384)
Reduction for settlement with tax authority	—
Reduction for lapse of statute of limitations	—
Balance at June 30, 2012	$11,600

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

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

million deposited, $43.2 million remains to offset tax and interest liabilities for tax years subsequent to 2003.
Cleco is currently under audit by the IRS for the years 2001 through 2009 which has proposed adjustments to taxes for various issues, including but not limited to, deductible storm costs, research and experimentation costs, domestic production activities deduction, and repair allowance deductions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2012, could decrease by a maximum of $11.0 million for Cleco and $11.3 million for Cleco Power in the next 12 months as a result of reaching settlements with the IRS and state tax authorities. The settlements could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.

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

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED JUNE 30,
2012 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$228,293	$—	$—	$—	$228,293
Tolling operations	—	6,309	—	(6,309)	—
Other operations	11,613	1	497	—	12,111
Electric customer credits	(281)	—	—	—	(281)
Affiliate revenue	342	—	13,590	(13,932)	—
Operating revenue, net	$239,967	$6,310	$14,087	$(20,241)	$240,123
Depreciation	$30,559	$1,460	$232	$(1)	$32,250
Interest charges	$20,805	$(1,159)	$824	$146	$20,616
Interest income	$(6)	$—	$(141)	$144	$(3)
Federal and state income tax expense (benefit)	$20,501	$4,051	$(4,031)	$(1)	$20,520
Segment profit	$37,284	$6,534	$2,868	$—	$46,686
Additions to long-lived assets	$55,614	$6,025	$482	$—	$62,121
Equity investment in investees	$14,532	$—	$9	$—	$14,541
Total segment assets	$3,704,786	$218,073	$189,000	$(108,351)	$4,003,508

2011 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$260,485	$—	$—	$—	$260,485
Tolling operations	—	4,222	—	—	4,222
Other operations	12,453	7	526	(3)	12,983
Electric customer credits	(4,822)	—	—	—	(4,822)
Affiliate revenue	348	12	13,075	(13,380)	$55
Operating revenue, net	$268,464	$4,241	$13,601	$(13,383)	$272,923
Depreciation	$28,996	$1,457	$246	$—	$30,699
Interest charges	$24,322	$628	$631	$38	$25,619
Interest income	$168	$—	$(35)	$37	$170
Equity income from investees, before tax	$—	$61,440	$—	$—	$61,440
Federal and state income tax expense (benefit)	$15,879	$21,536	$(895)	$—	$36,520
Segment profit (1)	$35,694	$34,425	$229	$—	$70,348
Additions to long-lived assets	$35,185	$122	$611	$—	$35,918
Equity investment in investees (2)	$14,532	$—	$8	$—	$14,540
Total segment assets (2)	$3,726,471	$233,891	$201,074	$(111,234)	$4,050,202
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$70,348
(2) Balances as of December 31, 2011	Unallocated items:
	Preferred dividends requirements			15
	Preferred stock redemption costs			112
	Net income applicable to common stock			$70,221

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30,
2012 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$437,883	$—	$—	$—	$437,883
Tolling operations	—	7,543	—	(7,543)	—
Other operations	22,062	1	994	(1)	23,056
Electric customer credits	1,955	—	—	—	1,955
Affiliate revenue	687	—	25,197	(25,884)	—
Operating revenue	$462,587	$7,544	$26,191	$(33,428)	$462,894
Depreciation	$60,648	$2,992	$456	$1	$64,097
Interest charges	$39,291	$313	$1,444	$192	$41,240
Interest income	$23	$—	$(185)	$193	$31
Equity income from investees, before tax	$—	$—	$1	$—	$1
Federal and state income tax expense (benefit)	$35,008	$4,789	$(5,866)	$(1)	$33,930
Segment profit	$64,089	$7,624	$5,004	$1	$76,718
Additions to long-lived assets	$106,002	$2,223	$869	$—	$109,094
Equity investment in investees	$14,532	$—	$9	$—	$14,541
Total segment assets	$3,704,786	$218,073	$189,000	$(108,351)	$4,003,508

2011 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$498,953	$—	$—	$—	$498,953
Tolling operations	—	7,003	—	—	7,003
Other operations	24,696	7	1,010	(2)	25,711
Electric customer credits	(5,256)	—	—	—	(5,256)
Affiliate revenue	694	45	24,096	(24,633)	202
Operating revenue	$519,087	$7,055	$25,106	$(24,635)	$526,613
Depreciation	$57,111	$2,913	$487	$1	$60,512
Interest charges	$48,723	$1,211	$2,198	$100	$52,232
Interest income	$281	$1	$(96)	$99	$285
Equity income (loss) from investees, before tax	$—	$62,053	$(1)	$—	$62,052
Federal and state income tax expense (benefit)	$30,279	$20,853	$(2,417)	$(1)	$48,714
Segment profit (loss) (1)	$65,724	$33,328	$311	$—	$99,363
Additions to long-lived assets	$75,914	$1,128	$671	$—	$77,713
Equity investment in investees (2)	$14,532	$—	$8	$—	$14,540
Total segment assets (2)	$3,726,471	$233,891	$201,074	$(111,234)	$4,050,202
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$99,363
(2) Balances as of December 31, 2011	Unallocated items:
	Preferred dividends requirements			26
	Preferred stock redemption costs			112
	Net income applicable to common stock			$99,225

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

Note 9 — Electric Customer Credits
Beginning in 2010, the amount of Cleco Power’s yearly retail earnings is subject to the terms of a FRP established by the LPSC. The rates and the FRP became effective upon commencement of commercial operations at Madison Unit 3 on February 12, 2010. The 2010 FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually. The ultimate amount of any customer refund is subject to LPSC approval. The 2010 FRP established that Cleco Power file monitoring reports for the 12 months ended June 30, 2010, and September 30, 2010, on or before October 31, 2010, and January 31, 2011, respectively. Beginning in 2011, Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30.
On October 31, 2011, Cleco Power filed its report for the 12 months ended June 30, 2011, which indicated that $5.1 million was due to be returned to customers. On July 18, 2012, the LPSC approved the monitoring report for the 12 months ended June 30, 2011. Cleco Power plans to issue refunds for this filing on customers' bills in the third quarter of 2012. The accrual for estimated electric customer credits reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at both June 30, 2012, and December 31, 2011, was $7.3 million.

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

Consolidated VIEs

Acadia
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire Acadia Unit 2.  On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana for $298.8 million. Following the disposition, Acadia no longer owns any materials and supply inventory, property, plant, and equipment, or land. Following the transaction, ongoing operations at Acadia are minimal, relating only to the previously established accounts receivable, accounts payable, and servicing indemnifications which Cleco assumed in the transaction. In conjunction with the transaction, APH received 100% ownership in Acadia in exchange for its 50% interest in Cajun, and Acadia became a consolidated subsidiary of APH. For more information on the Acadia Unit 2 transaction, see Note 13 — “Acadia Unit 2 Transaction.”
The following table contains summarized financial information for Cajun prior to the disposition of Acadia Unit 2.

(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2011*	FOR THE SIX MONTHS ENDED JUNE 30, 2011*
Operating revenue	$50	$5,227
Operating expenses	1,133	5,914
Gain on sale of assets	71,465	71,422
Other income	57	929
Income before taxes	$70,439	$71,664
*The 2011 income statements include only activity through the April 29, 2011, reconsolidation.

Prior to the reconsolidation, income tax expenses related to Cajun were recorded on APH’s financial statements. For the four months ended April 30, 2011, income tax expenses related to Cajun on APH’s financial statements were $24.0 million.

Equity Method VIEs

Equity investment in investees at June 30, 2012, primarily represented Cleco Power’s $14.5 million investment in Oxbow. Equity investments which are less than 100% owned by Cleco Innovations LLC represented less than 0.1 million of the total balance.
The following table presents the equity income (loss) from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011	2012	2011
Cajun	$—	$61,440	$—	$62,053
Subsidiaries less than 100% owned by Cleco Innovations	—	—	1	(1)
Total equity income	$—	$61,440	$1	$62,052

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco’s current assessment of its maximum exposure to loss related to Oxbow at June 30, 2012, consisted of its equity investment of $14.5 million. The following table presents the components of Cleco Power’s equity investment in Oxbow.

INCEPTION TO DATE (THOUSANDS)	AT JUNE 30, 2012	AT DECEMBER 31, 2011
Purchase price	$12,873	$12,873
Cash contributions	1,659	1,659
Total equity investment in investee	$14,532	$14,532

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

(THOUSANDS)	AT JUNE 30, 2012	AT DECEMBER 31, 2011
Oxbow’s net assets/liabilities	$29,065	$29,065
Cleco Power’s 50% equity	$14,532	$14,532
Cleco’s maximum exposure to loss	$14,532	$14,532

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

The following tables contain summarized financial information for Oxbow.

(THOUSANDS)	AT JUNE 30, 2012	AT DECEMBER 31, 2011
Current assets	$1,624	$1,711
Property, plant, and equipment, net	23,214	23,339
Other assets	4,251	4,128
Total assets	$29,089	$29,178
Current liabilities	$24	$40
Other liabilities	—	73
Partners’ capital	29,065	29,065
Total liabilities and partners’ capital	$29,089	$29,178

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011	2012	2011
Operating revenue	$294	$293	$676	$498
Operating expenses	294	293	676	498
Income before taxes	$—	$—	$—	$—

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

Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute). CERCLA establishes several classes of potentially responsible parties (PRPs) for a contaminated site, and imposes strict, joint and several liability on those PRPs for the cost of response to the contamination. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at an area known as the Devil’s Swamp Lake site just northwest of Baton Rouge, Louisiana. The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site. The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site. The EPA has yet to make a final determination on whether to add Devil’s Swamp Lake site to the NPL. The PRPs began discussing a potential proposal to the EPA in February 2008. Negotiations among the PRPs and the EPA are ongoing in regard to the RI/FS for the Devil’s Swamp Lake site, with little progress having been made since February 2008. Since this investigation is in the preliminary stages, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the facility site, if any, may be and whether or not this will have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Discrimination Complaints
On December 11, 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race. Each is seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs seek monetary compensation exceeding $35.0 million. On July 29, 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race. The additional plaintiff seeks compensation of no less than $2.5 million and became the thirteenth plaintiff. On April 13, 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the thirteen cases with prejudice. In September 2011, the Court ruled on Cleco’s summary judgment motions. The judge granted and denied the motions in part, with the end result that eleven out of twelve of the remaining plaintiffs have at least one claim remaining. The Court has severed the cases of the eleven remaining plaintiffs for further proceedings, and, if necessary, trial. After additional depositions were completed in February 2012, Cleco filed a summary judgment motion in each of the remaining eleven cases on March 8, 2012. Each of such motions were fully briefed and submitted for decision by May 11, 2012. None of these cases have been set for trial and likely will not be set until the Court rules on Cleco’s motions for summary judgment. In view of the uncertainty of the claims, management is not able to predict or give a reasonable estimate of the possible range of liability, if any, of these claims.

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

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

District Court for St. Landry Parish, State of Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of 249 Opelousas residents. Cleco Power has responded in the same manner as with the first class action lawsuit. In September 2010, the federal court remanded both cases to the state court in which they were originally filed for further proceedings. In January 2011, the presiding judge in the state court proceeding ruled that the jurisdiction to hear the two class actions resides in the state court and not with the LPSC as argued by both Cleco and the LPSC Staff. Both Cleco and the LPSC Staff appealed this ruling to the Third Circuit Court of Appeals for the State of Louisiana (Third Circuit). In September 2011, the Third Circuit denied both appeals. In October 2011, both Cleco and the LPSC appealed the Third Circuit’s ruling to the Louisiana Supreme Court. In November 2011, the Louisiana Supreme Court granted the appeals and remanded the case to the Third Circuit for further briefing, argument, and opinion. In February 2011, the administrative law judge (ALJ) in the LPSC proceeding ruled that the LPSC has jurisdiction to decide the claims raised by the class action plaintiffs. At its December 2011 Business and Executive Session, the LPSC adopted the ALJ’s recommendation that Cleco be granted summary judgment in its declaratory action finding that Cleco’s ratepayers in the City of Opelousas have been served under applicable rates and policies approved by the LPSC and Cleco’s Opelousas ratepayers have not been overcharged in connection with LPSC rates or ratemaking. On January 30, 2012, the class action plaintiffs filed their appeal of such LPSC decision to the 19th Judicial District Court for Baton Rouge Parish, State of Louisiana. On February 15, 2012, the Third Circuit ruled that the State Court, and not the LPSC, has jurisdiction to hear the case. On March 15, 2012, Cleco Power appealed the Third Circuit’s ruling to the Louisiana Supreme Court asking that it overturn the Third Circuit decision and confirm the LPSC’s exclusive jurisdiction over this matter. The LPSC also appealed the Third Circuit’s ruling to the Louisiana Supreme Court in March 2012. On May 18, 2012, the Louisiana Supreme Court granted the writ application of Cleco Power and the LPSC and set the matter for further briefing on the merits of the jurisdiction question raised in the writ application. Cleco Power expects such briefing to be completed during the third quarter of 2012 and the Louisiana Supreme Court has scheduled oral arguments for September 7, 2012. In view of the uncertainty of the claims, management is not able to predict or give a reasonable estimate of the possible range of liability, if any, of these claims. However, if it is found that Cleco Power overcharged customers resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

LPSC Audits

Fuel Audit
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through an LPSC-established fuel adjustment clause that enables Cleco Power to pass on to its customers substantially all such charges. The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit of fuel adjustment clause filings will be performed not less than every other year. In March 2009, the LPSC initiated an audit of fuel adjustment clause filings for the years 2003 through 2008. The total amount of fuel expenses included in the audit is approximately $3.26 billion. In February 2012, the LPSC Staff’s consultant issued a preliminary audit report recommending a cost disallowance of approximately $0.4 million plus interest for these filing years. There was no opposition from intervenors to the recommendations of the LPSC Staff’s consultant and the report was approved by the LPSC on July 18, 2012. Cleco Power has fuel adjustment clause filings for the years 2009 through 2011 that are still subject to audit.

Environmental Audit
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an environmental adjustment clause to recover certain costs of environmental compliance as an adder to customers’ bills. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the cost of reagents such as ammonia and limestone that are used to reduce air emissions. In November 2011, the LPSC opened Docket No. X-32150 to audit the costs for the period October 2009 through October 2010. The total amount of environmental expenses included in the audit is approximately $11.3 million. Cleco Power has responded to data requests from the LPSC. In April 2012, the LPSC Staff’s consultant issued a preliminary audit report recommending no cost disallowance for the review period. There was no opposition from intervenors to the recommendations of the LPSC Staff’s consultant and the report was approved by the LPSC on July 18, 2012. Cleco Power has environmental adjustment clause filings for the years 2010 through 2012 that are still subject to audit.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of June 30, 2012, believes the range of probable and reasonably estimable liabilities based on the eventual disposition of these matters is between $3.0 million and $7.0 million.

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
Cleco Corporation entered into these off-balance sheet commitments in order to entice desired counterparties to

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Cleco’s off-balance sheet commitments as of June 30, 2012, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

	AT JUNE 30, 2012
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
On January 4, 2012, Cleco Corporation provided a $1.0 million guarantee to Tenaska Power Services for Cleco Evangeline’s obligations under the Western Systems Power Pool agreement. This guarantee terminated on May 31, 2012.

Disclosures about Guarantees
Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004. This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished. The discounted probability-weighted liability under the guarantees and indemnifications recognized on Cleco’s Condensed Consolidated Balance Sheet as of June 30, 2012, was $0.2 million. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.

In February 2010, Cleco Power acquired Acadia Unit 1 and half of Acadia Power Station’s related common facilities. Acadia provided limited guarantees and indemnifications to Cleco Power under the Master Reorganization and Redemption Agreement. The maximum amount of the potential payment to Cleco Power for indemnifications is $30.0 million, except for the indemnifications relating to the fundamental organizational structure of Acadia against which there is no maximum amount. Cleco Corporation is obligated to pay a maximum of $10.0 million if Acadia is unable to pay claims to Cleco Power pursuant to the guarantee. Acadia recorded an indemnification liability of $13.5 million which represents the fair value of these indemnifications.
Acadia and APH will reduce the indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of approximately three years. After the three-year period, a residual value of less than $0.1 million will remain. At June 30, 2012, Acadia had an indemnification liability of approximately $0.4 million remaining, which represents the risk of payment, as a contingent sale obligation recorded on Cleco’s Condensed Consolidated Balance Sheet. APH recognized no income for the three and six months ended June 30, 2012, and income of $0.1 million and $0.9 million for the three and six months ended June 30, 2011, respectively, primarily due to the contractual expiration of the underlying indemnifications. Acadia recognized no income for the three months ended June 30, 2012 and income of $7.2 million for the six months ended June 30, 2012, primarily due to the contractual expiration of the underlying indemnifications. During the three and six months ended June 30, 2011, Acadia recognized income of $0.1 million and $1.0 million, respectively, primarily due to the contractual expiration of the underlying indemnifications.
On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 and Acadia Power Station’s remaining common facilities to Entergy Louisiana. Acadia provided limited guarantees and indemnifications to Entergy Louisiana and recorded an indemnification liability of $21.8 million, which represents the fair value of these indemnifications. In conjunction with the disposition of Acadia Unit 2, APH received 100% ownership in Acadia in exchange for its 50% interest in Cajun, and Acadia became a consolidated subsidiary of APH.
Acadia and APH will reduce the indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of three years. After the three-year period, a residual value of approximately $0.2 million will remain. At June 30, 2012, Acadia had an indemnification liability of $10.0 million remaining, which represents the risk of payment, as a contingent sale obligation recorded on Cleco’s Condensed Consolidated Balance Sheet. Acadia recognized income of $11.8 million for the three and six months ended June 30, 2012, primarily due to the contractual expiration of the underlying indemnifications. The maximum amount of the potential payment to Entergy Louisiana for the indemnifications is the purchase price of $298.8 million, except for the liabilities retained by Acadia, for which there is no maximum amount. Cleco Corporation is obligated to pay the same maximum amounts as Acadia if Acadia is unable to pay claims to Entergy Louisiana pursuant to the guarantee.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

As part of the Amended Lignite Mining Agreement ,Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At June 30, 2012, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement does not terminate pursuant to its terms until 2026 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under the guarantee.
The following table summarizes the expected termination dates of the off-balance sheet commitments and on-balance sheet guarantees discussed above.

				AT JUNE 30, 2012
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(THOUSANDS)	NET AMOUNT COMMITTED	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Off-balance sheet commitments	$4,225	$3,725	$—	$—	$500
On-balance sheet guarantees	14,356	—	10,350	—	4,006
Total	$18,581	$3,725	$10,350	$—	$4,506

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

Other Commitments

New Markets Tax Credits
In August 2008, Cleco Corporation acquired a 99.9% membership interest in USB NMTC Fund 2008-1 LLC (the Fund). The Fund was formed by U.S. Bancorp Community Development Corporation (USBCDC). The purpose of the Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate new markets tax credits and historical rehabilitation tax credits.
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

(THOUSANDS)	CONTRIBUTION
Six months ending December 31, 2012	$28,319
Years ending December 31,
2013	48,777
2014	37,525
2015	13,998
2016	12,530
2017	5,211
Total	$146,360

Of the $146.4 million, $51.3 million is due to be paid within the next twelve months. Due to the right of offset, the investment and associated debt are presented on Cleco’s Condensed Consolidated Balance Sheet in the line item titled tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of June 30, 2012, was $96.4 million. The amount of tax benefits delivered but not utilized as of June 30, 2012, was $77.2 million and is reflected as a deferred tax asset.
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

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

remaining portion of the delayed equity contributions. The following table contains the disclosures required by the authoritative guidelines for equity investments with an imputed interest rate.

(THOUSANDS)
Equity contributions, imputed interest rate 6%
Principal payment schedule above:	$146,360
Less: unamortized discount	14,775
Total	$131,585

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

Other
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. If Cleco Corporation’s credit ratings were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.
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

Note 12 — Affiliate Transactions
At June 30, 2012, Cleco Corporation had no affiliate balances that were payable to or due from its non-consolidated affiliates.
Cleco Power has affiliate balances that are payable to or due from its affiliates. At June 30, 2012, the payable to Support Group was $7.4 million, the payable to Cleco Corporation was $2.3 million, the payable to Evangeline was $1.5 million, and the payable to other affiliates was less than $0.1 million. Also, at June 30, 2012, the receivable from Support Group was $2.4 million, the receivable from Cleco Corporation was $1.6 million, and the receivable from other affiliates was $0.1 million.

Note 13 — Acadia Unit 2 Transaction
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

Following the transaction, ongoing operations at Acadia are minimal, relating only to the previously established accounts receivable, accounts payable, and servicing of indemnities. Therefore, Acadia does not meet the definition of a business.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2012, and June 30, 2011.

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

Cleco Power
Many factors affect Cleco Power’s primary business of selling electricity. These factors include the presence of a stable regulatory environment, which can impact cost recovery and return on equity, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; and the ability to meet increasingly stringent regulatory and environmental standards. Key initiatives that Cleco Power is currently working on include the Acadiana Load Pocket project, the AMI project and long-term power supply options beyond 2012. These initiatives are discussed below.

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket. The project received LPSC and SPP approval in February 2009. Cleco Power’s estimated cost for its portion of the project is $125.0 million, including AFUDC. As of June 30, 2012, Cleco Power had spent $112.0 million on the project, including AFUDC. A return on and recovery of the costs associated with the completed portions of the Acadiana Load Pocket project are included in base revenue. The project was substantially completed by the end of June 2012. Remaining portions of the project are expected to be complete by December 2012. For information on the impact the Acadiana Load Pocket project is expected to have on base revenue, see “— Comparison of the Three Months Ended June 30, 2012, and 2011 — Cleco Power — Base.”

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement advanced metering technology for all of Cleco Power’s retail customers. Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million. The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009. Advanced metering technology includes the installation of electric meters that enable two-way communication capabilities between a home or business and a utility company. At June 30, 2012, Cleco Power had incurred $24.7 million in project costs, of which $10.6 million has been submitted to the DOE for reimbursement. As of June 30, 2012, Cleco Power had received $8.1 million in payments from the DOE. The project is expected to be completed in the third quarter of 2013. For more information on the AMI Project, see "— Financial Condition — Regulatory and Other Matters — AMI Project.”

Power Supply Options
Cleco Power is evaluating a range of long-term power supply options beyond 2012. Cleco Power is continuing to update its IRP to look at future sources of supply to meet its capacity and energy requirements and to comply with new environmental standards, primarily CSAPR. In August 2011, Cleco Power issued an RFP for resources to enhance reliability for January through April 2012 and selected and negotiated two agreements from the RFP, a power purchase agreement with NRG Power Marketing LLC and a tolling agreement with Evangeline. Both agreements began on January 1, 2012. In October 2011, a second RFP, seeking up to approximately 750 MW of capacity and energy, for a three- or five-year period was issued for supply starting May 1, 2012, to meet CSAPR. Cleco Power selected Evangeline’s proposal for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and approved by the LPSC in March 2012 and FERC in April 2012. In May 2012, Cleco Power issued a draft RFP seeking long-term resources beyond April 2015. The final RFP was issued in July 2012. For more information on Cleco Power's RFPs, see “— Financial Condition — Regulatory and Other Matters — Generation RFP.”

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

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

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

Comparison of the Three Months Ended June 30, 2012, and 2011

Cleco Consolidated
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue, net	$240,123	$272,923	$(32,800)	(12.0)%
Operating expenses	165,880	203,342	37,462	18.4%
Operating income	$74,243	$69,581	$4,662	6.7%
Allowance for other funds used during construction	$1,399	$876	$523	59.7%
Equity income from investees, before tax	$—	$61,440	$(61,440)	(100.0)%
Other income	$13,014	$1,050	$11,964	*
Interest charges	$20,616	$25,619	$5,003	19.5%
Federal and state income taxes	$20,520	$36,520	$16,000	43.8%
Net income applicable to common stock	$46,686	$70,221	$(23,535)	(33.5)%
* Not meaningful

Consolidated net income applicable to common stock decreased $23.5 million, or 33.5%, in the second quarter of 2012 compared to the second quarter of 2011 primarily due to lower Midstream earnings. Partially offsetting this decrease was higher corporate earnings.
Operating revenue, net decreased $32.8 million, or 12.0%, in the second quarter of 2012 compared to the second quarter of 2011 largely as a result of lower fuel cost recovery revenue at Cleco Power.
Operating expenses decreased $37.5 million, or 18.4%, in the second quarter of 2012 compared to the second quarter of 2011 primarily due to lower per unit costs and volumes of fuel used for electric generation.
Allowance for funds used during construction increased $0.5 million, or 59.7%, in the second quarter of 2012 compared to the second quarter of 2011 primarily due to higher AFUDC accruals related to the AMI Project and miscellaneous transmission projects.
Equity income from investees, before tax, decreased $61.4 million, or 100.0%, in the second quarter of 2012 compared to the second quarter of 2011 primarily due to the absence of the gain from the disposition of Acadia Unit 2 during the second quarter of 2011.
Other income increased $12.0 million in the second quarter of 2012 compared to the second quarter of 2011 largely as a result of the contractual expiration of an underlying indemnification resulting from the disposition of Acadia Unit 2.

Interest charges decreased $5.0 million, or 19.5%, during the second quarter of 2012 compared to the second quarter of 2011 primarily due to lower interest charges at Cleco Power.
Federal and state income taxes decreased $16.0 million, or 43.8%, during the second quarter of 2012 compared to the second quarter of 2011 primarily due to $15.4 million for the change in pre-tax income excluding AFUDC equity, $1.6 million for tax credits, and $1.1 million to record tax expense at the projected annual effective tax rate. These decreases were partially offset by $1.3 million for the absence in 2012 of the valuation allowance reversal booked in 2011, and $0.8 million for miscellaneous items.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue
Base	$156,192	$157,934	$(1,742)	(1.1)%
Fuel cost recovery	72,101	102,551	(30,450)	(29.7)%
Electric customer credits	(281)	(4,822)	4,541	94.2%
Other operations	11,613	12,453	(840)	(6.7)%
Affiliate revenue	342	348	(6)	(1.7)%
Operating revenue, net	239,967	268,464	(28,497)	(10.6)%
Operating expenses
Fuel used for electric generation – recoverable	54,205	77,277	23,072	29.9%
Power purchased for utility customers – recoverable	17,899	25,269	7,370	29.2%
Non-recoverable fuel and power purchased	4,958	1,790	(3,168)	(177.0)%
Other operations	27,243	29,321	2,078	7.1%
Maintenance	19,630	22,581	2,951	13.1%
Depreciation	30,559	28,996	(1,563)	(5.4)%
Taxes other than income taxes	8,682	8,396	(286)	(3.4)%
Gain on sale of assets	(1)	—	1	100.0%
Total operating expenses	163,175	193,630	30,455	15.7%
Operating income	$76,792	$74,834	$1,958	2.6%
Allowance for other funds used during construction	$1,399	$876	$523	59.7%
Other income	$1,228	$644	$584	90.7%
Interest charges	$20,805	$24,322	$3,517	14.5%
Federal and state income taxes	$20,501	$15,879	$(4,622)	(29.1)%
Net income	$37,284	$35,694	$1,590	4.5%

Cleco Power’s net income in the second quarter of 2012 increased $1.6 million, or 4.5%, compared to the second quarter of 2011. Contributing factors include:

•lower other operations and maintenance expenses,
•lower electric customer credits, and
•lower interest charges.

These factors were partially offset by:

•higher non-recoverable fuel and power purchased,
•lower base revenue,

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

•higher depreciation expense,
•lower other operations revenue, and
•higher effective income tax rate.

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2012	2011	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	848	871	(2.6)%
Commercial	667	648	2.9%
Industrial	578	597	(3.2)%
Other retail	33	33	—
Total retail	2,126	2,149	(1.1)%
Sales for resale	466	397	17.4%
Unbilled	168	204	(17.6)%
Total retail and wholesale customer sales	2,760	2,750	0.4%

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$66,150	$69,338	(4.6)%
Commercial	44,317	44,309	—
Industrial	21,132	21,205	(0.3)%
Other retail	2,407	2,418	(0.5)%
Surcharge	2,036	2,833	(28.1)%
Other	(1,566)	(1,585)	1.2%
Total retail	134,476	138,518	(2.9)%
Sales for resale	11,710	11,039	6.1%
Unbilled	10,006	8,377	19.4%
Total retail and wholesale customer sales	$156,192	$157,934	(1.1)%

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
The following table shows how cooling degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree days.

	FOR THE THREE MONTHS ENDED JUNE 30,
				2012 CHANGE
	2012	2011	NORMAL	PRIOR YEAR	NORMAL
Cooling-degree days	1,143	1,206	942	(5.2)%	21.3%

Base
Base revenue decreased $1.7 million, or 1.1%, during the second quarter of 2012 compared to the second quarter of 2011 primarily due to milder weather.

Cleco Power expects new industrial load to be added during the remainder of 2012 and 2013, principally driven by expected development of Haynesville shale discovered in northwestern Louisiana. In addition, Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new customers. These expansions of service to current customers and service to new customers are expected to contribute base revenue of $0.8 million during the remainder of 2012 and an additional $0.4 million in 2013. Cleco Power also anticipates up to an additional $2.2 million of base revenue for the remainder of 2012 associated with the completed portions of the Acadiana Load Pocket transmission project. For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers decreased $30.5 million, or 29.7%, during the second quarter of 2012 compared to the second quarter of 2011 primarily due to decreases in the per-unit cost of fuel used for electric generation and power purchased for utility customers. Also contributing to the decrease were lower volumes of fuel used for electric generation. Partially offsetting the decrease were higher volumes of power purchased for utility customers. Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 88% of Cleco Power’s total fuel cost during the second quarter of 2012 was regulated by the LPSC, while the remainder was regulated by FERC. Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC. For information on Cleco Power’s current LPSC fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

Electric Customer Credits
Electric customer credits decreased $4.5 million, or 94.2%, during the second quarter of 2012 compared to the second quarter of 2011 primarily due to a decrease in the estimated accrual for rate refunds. For more information on the accrual for electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Other Operations
Other operations revenue decreased $0.8 million, or 6.7%, in the second quarter of 2012 compared to the second quarter of 2011 primarily due to $3.4 million related to the absence of a gain on the sale of Cleco Power’s fuel oil inventory, partially offset by $2.0 million related to wholesale power sales and $0.6 million related to other miscellaneous revenue.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

Operating Expenses
Operating expenses decreased $30.5 million, or 15.7%, in the second quarter of 2012 compared to the second quarter of 2011. Fuel used for electric generation (recoverable) decreased $23.1 million, or 29.9%, primarily due to lower per unit costs and volumes of fuel used for electric generation as compared to the second quarter of 2011. Power purchased for utility customers (recoverable) decreased $7.4 million, or 29.2%, largely due to lower per unit costs of purchased power. Partially offsetting this decrease was higher volumes of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission. However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. Non-recoverable fuel and power purchased increased $3.2 million, or 177.0%, primarily due to higher non-recoverable wholesale power purchases. Other operations expense decreased $2.1 million, or 7.1%, primarily due to lower customer service expenses. Maintenance expenses decreased $3.0 million, or 13.1%, primarily due to lower generating station, distribution, and transmission maintenance work performed during the second quarter of 2012. Depreciation expense increased $1.6 million, or 5.4%, primarily due to normal recurring additions to fixed assets.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $0.5 million, or 59.7%, during the second quarter of 2012 compared to the second quarter of 2011 primarily due to higher AFUDC accruals related to the AMI Project and miscellaneous transmission projects.

Other Income
Other income increased $0.6 million, or 90.7%, during the second quarter of 2012 compared to the second quarter of 2011 primarily due to higher revenue from mutual assistance to other utilities for restoration efforts and higher royalty payments.

Interest Charges
Interest charges decreased $3.5 million, or 14.5%, during the second quarter of 2012 compared to the second quarter of 2011 primarily due to $1.9 million related to uncertain tax positions, $2.3 million related to reacquired debt in October and December 2011, $0.6 million related to the retirement of pollution control bonds in January and May 2012, and $0.2 million of lower other net miscellaneous interest charges. Partially offsetting these decreases was $1.5 million related to the issuance of private placement notes in December 2011 and May 2012.

Income Taxes
Federal and state income taxes increased $4.6 million, or 29.1%, during the second quarter of 2012 compared to the second quarter of 2011. The increase is primarily due to $2.1 million for the change in pre-tax income excluding AFUDC equity, $1.3 million for the absence in 2012 of the valuation allowance reversal booked in 2011, $0.3 million to record tax expense at the projected annual effective rate, and $0.9 million for miscellaneous items.

Midstream
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue
Tolling operations	$6,309	$4,222	$2,087	49.4%
Other operations	1	7	(6)	(85.7)%
Affiliate revenue	—	12	(12)	(100.0)%
Operating revenue	6,310	4,241	2,069	48.8%
Operating expenses
Fuel used for electric generation	304	—	(304)	—
Power purchased for utility customers	9	—	(9)	—
Other operations	1,873	2,058	185	9.0%
Maintenance	4,452	5,534	1,082	19.6%
Depreciation	1,460	1,457	(3)	(0.2)%
Taxes other than income taxes	612	626	14	2.2%
Gain on sale of assets	(21)	(506)	(485)	(95.8)%
Total operating expenses	8,689	9,169	480	5.2%
Operating loss	$(2,379)	$(4,928)	$2,549	51.7%
Equity income from investees, before tax	$—	$61,440	$(61,440)	(100.0)%
Other income	$11,809	$86	$11,723	*
Interest charges	$(1,159)	$628	$1,787	284.6%
Federal and state income tax expense	$4,051	$21,536	$17,485	81.2%
Net income	$6,534	$34,425	$(27,891)	(81.0)%
* Not meaningful

Factors affecting Midstream during the second quarter of 2012 are described below.

Operating Revenue
Operating revenue increased $2.1 million, or 48.8%, in the second quarter of 2012 compared to the second quarter of 2011 primarily due to higher tolling revenue at Evangeline resulting from the new power purchase agreement with Cleco Power for Units 6 and 7 that began in January 2012 as compared to the Evangeline 2010 Tolling Agreement with JPMVEC for Unit 7.

Operating Expenses
Operating expenses decreased $0.5 million, or 5.2%, in the second quarter of 2012 compared to the second quarter of 2011 primarily due to lower maintenance expenses at Evangeline and Acadia. Lower maintenance expenses at Evangeline were due to the absence of compressor blade damages, partially offset by a lower gain on sale of assets. Lower maintenance expenses at Acadia were primarily due to the 2011 disposition of Acadia Unit 2.

Equity Income from Investees
Equity income from investees, before tax, decreased $61.4 million, or 100.0%, in the second quarter of 2012 compared to the second quarter of 2011 primarily due to the absence of the gain from the disposition of Acadia Unit 2 during the second quarter of 2011.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

Other Income
Other income increased $11.7 million in the second quarter of 2012 compared to the second quarter of 2011 largely as a result of the contractual expiration of an underlying indemnification resulting from the disposition of Acadia Unit 2.

Interest Charges
Interest charges decreased $1.8 million, or 284.6%, during the second quarter of 2012 compared to the second quarter of 2011 primarily related to uncertain tax positions.

Income Taxes
Federal and state income taxes decreased $17.5 million, or 81.2%, during the second quarter of 2012 compared to the second quarter of 2011 primarily due to a decrease in pre-tax income. The effective income tax rate is different than the federal statutory rate due to state tax expense.

Comparison of the Six Months Ended June 30, 2012, and 2011

Cleco Consolidated
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue, net	$462,894	$526,613	$(63,719)	(12.1)%
Operating expenses	334,357	392,516	58,159	14.8%
Operating income	$128,537	$134,097	$(5,560)	(4.1)%
Equity income from investees, before tax	$1	$62,052	$(62,051)	(100.0)%
Other income	$22,389	$2,254	$20,135	893.3%
Interest charges	$41,240	$52,232	$10,992	21.0%
Federal and state income taxes	$33,930	$48,714	$14,784	30.3%
Net income applicable to common stock	$76,718	$99,225	$(22,507)	(22.7)%

Consolidated net income applicable to common stock decreased $22.5 million, or 22.7%, in the first six months of 2012 compared to the first six months of 2011 primarily due to lower Midstream and Cleco Power earnings. Partially offsetting this decrease was higher corporate earnings.
Operating revenue, net decreased $63.7 million, or 12.1%, in the first six months of 2012 compared to the first six months of 2011 largely as a result of lower fuel cost recovery revenue at Cleco Power.
Operating expenses decreased $58.2 million, or 14.8%, in the first six months of 2012 compared to the first six months of 2011 primarily due to lower per unit costs and volumes of fuel used for electric generation.
Equity income from investees, before tax, decreased $62.1 million, or 100.0%, in the first six months of 2012 compared to the first six months of 2011 primarily due to the absence of the gain from the disposition of Acadia Unit 2 during the first half of 2011.
Other income increased $20.1 million, or 893.3%, in the first six months of 2012 compared to the first six months of 2011 largely as a result of the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Units 1 and 2.
Interest charges decreased $11.0 million, or 21.0%, during the first six months of 2012 compared to the first six months of 2011 primarily due to lower interest charges at Cleco Power.
Federal and state income taxes decreased $14.8 million,

or 30.3%, during the first six months of 2012 compared to the first six months of 2011 primarily due to $14.3 million for the change in pre-tax income excluding AFUDC equity and $3.1 million for tax credits. These decreases were partially offset by $0.4 million to record tax expense at the projected annual effective tax rate, $1.3 million for the absence in 2012 of the valuation allowance reversal booked in 2011, and $0.9 million for miscellaneous items.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue
Base	$285,524	$292,007	$(6,483)	(2.2)%
Fuel cost recovery	152,359	206,946	(54,587)	(26.4)%
Electric customer credits	1,955	(5,256)	7,211	137.2%
Other operations	22,062	24,696	(2,634)	(10.7)%
Affiliate revenue	687	694	(7)	(1.0)%
Operating revenue, net	462,587	519,087	(56,500)	(10.9)%
Operating expenses
Fuel used for electric generation - recoverable	126,883	173,421	46,538	26.8%
Power purchased for utility customers - recoverable	25,479	33,519	8,040	24.0%
Non-recoverable fuel and power purchased	7,636	3,412	(4,224)	(123.8)%
Other operations	53,585	54,711	1,126	2.1%
Maintenance	35,644	38,194	2,550	6.7%
Depreciation	60,648	57,111	(3,537)	(6.2)%
Taxes other than income taxes	17,614	16,783	(831)	(5.0)%
Gain on sale of assets	(1)	(1)	—	—
Total operating expenses	327,488	377,150	49,662	13.2%
Operating income	$135,099	$141,937	$(6,838)	(4.8)%
Other income	$2,323	$844	$1,479	175.2%
Interest charges	$39,291	$48,723	$9,432	19.4%
Federal and state income taxes	$35,008	$30,279	$(4,729)	(15.6)%
Net income	$64,089	$65,724	$(1,635)	(2.5)%

Cleco Power's net income in the first six months of 2012 decreased $1.6 million, or 2.5%, compared to the first six months of 2011. Contributing factors include:

•lower base revenue,
•higher non-recoverable fuel and power purchased,
•higher depreciation expense,
•lower other operations revenue, and
•higher effective income tax rate.

These were partially offset by:

•	lower interest charges,

•	lower electric customer credits,

•	lower other operations and maintenance expenses, and

•	higher other income.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

	FOR THE SIX MONTHS ENDED JUNE 30,
(Million kWh)	2012		2011	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,632		1,831	(10.9)%
Commercial	1,237	—	1,242	(0.4)%
Industrial	1,128		1,151	(2.0)%
Other retail	65		66	(1.5)%
Total retail	4,062		4,290	(5.3)%
Sales for resale	856		843	1.5%
Unbilled	80		39	105.1%
Total retail and wholesale customer sales	4,998		5,172	(3.4)%

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2012	2011	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$122,540	$136,527	(10.2)%
Commercial	86,064	88,401	(2.6)%
Industrial	41,224	41,855	(1.5)%
Other retail	4,767	4,884	(2.4)%
Surcharge	4,851	4,550	6.6%
Other	(3,120)	(3,295)	5.3%
Total retail	256,326	272,922	(6.1)%
Sales for resale	23,495	22,978	2.2%
Unbilled	5,703	(3,893)	246.5%
Total retail and wholesale customer sales	$285,524	$292,007	(2.2)%

The following chart shows how cooling- and heating-degree days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2012 CHANGE
	2012	2011	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	500	937	940	(46.6)%	(46.8)%
Cooling-degree days	1,394	1,345	1,020	3.6%	36.7%

Base
Base revenue decreased $6.5 million, or 2.2%, during the first six months of 2012 compared to the first six months of 2011 primarily due to lower electric sales, generally resulting from milder winter weather. For information on the anticipated effects of changes in base revenue in future periods, see “— Comparison of the Three Months Ended June 30, 2012, and 2011 — Cleco Power — Base.” For information on the effects of future energy sales on Cleco Power's financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers decreased $54.6 million, or 26.4%, during the first six months of 2012 compared to the first six months in 2011 primarily due to decreases in the per-unit cost of fuel used for electric generation and power purchased for utility customers. Also contributing to the decrease were lower volumes of fuel used for electric generation. Partially offsetting the decrease were higher volumes of power purchased for utility customers. For information on Cleco Power's ability to recover fuel and purchase power costs, see “— Comparison of the Three Months Ended June 30, 2012, and 2011 — Cleco Power — Fuel Cost Recovery.”

Electric Customer Credits
Electric customer credits decreased $7.2 million, or 137.2% during the first six months of 2012 compared to the first six months of 2011 due to changes in the estimated accrual for rate refunds. For additional information on the accrual of electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Other Operations
Other operations revenue decreased $2.6 million, or 10.7%, in the first six months of 2012 compared to the first six months of 2011 primarily due to $5.8 million related to lower mineral lease payments, lower transmission revenue, and the absence of a gain on the sale of Cleco Power's fuel oil inventory. Partially offsetting these amounts were $2.0 million related to wholesale power sales and $1.2 million related to other miscellaneous revenue.

Operating Expenses
Operating expenses decreased $49.7 million, or 13.2%, in the first six months of 2012 compared to the first six months of 2011. Fuel used for electric generation (recoverable) decreased $46.5 million, or 26.8%, primarily due to lower per unit costs and volumes of fuel used as compared to the first six months of 2011. Power purchased for utility customers (recoverable) decreased $8.0 million, or 24.0%, largely due to lower per-unit costs of purchased power. Partially offsetting this decrease was higher volumes of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission. However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. Non-recoverable fuel and purchased power increased $4.2 million, or 123.8%, primarily due to higher non-recoverable wholesale power purchases and higher capacity payments. Other operations expense decreased $1.1 million, or 2.1%, primarily due to lower customer service expenses. Partially offsetting this decrease was higher generating station expenses. Maintenance expense decreased $2.6 million, or 6.7%, primarily due to lower generating station and distribution maintenance work performed during the first six months of 2012. Depreciation expense increased $3.5 million, or 6.2%, primarily due to Teche Unit 4 and portions of the Acadiana Load Pocket project being placed in service and other normal recurring additions to fixed assets. Taxes other than income taxes increased $0.8 million, or 5.0%, primarily due to higher property taxes.

Other Income
Other income increased $1.5 million, or 175.2%, during the first six months of 2012 compared to the first six months of 2011 primarily due to higher royalty payments.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

Interest Charges
Interest charges decreased $9.4 million, or 19.4%, during the first six months of 2012 compared to the first six months of 2011 primarily due to $7.3 million related to uncertain tax positions, $4.5 million related to reacquired debt in October and December 2011, and $0.7 million related to the retirement of pollution control bonds in January and May 2012. Partially offsetting these decreases was $2.9 million related to the issuance of private placement notes in December 2011 and May 2012 and $0.2 million of higher other net miscellaneous interest charges.

Income Taxes
Federal and state income taxes increased $4.7 million, or 15.6%, during the first six months of 2012 compared to the first six months of 2011. The increase is primarily due to $1.3 million for the change in pre-tax income including AFUDC equity, $1.3 million for the absence in 2012 of the valuation allowance reversal booked in 2011, $0.8 million to record tax expense at the projected annual effective tax rate, $1.0 for other miscellaneous items, and $0.3 million for tax credits.

Midstream
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue
Tolling operations	$7,543	$7,003	$540	7.7%
Other operations	1	7	(6)	(85.7)%
Affiliate revenue	—	45	(45)	(100.0)%
Operating revenue	7,544	7,055	489	6.9%
Operating expenses
Fuel used for electric generation	304	—	(304)	—
Power purchased for utility customers	9	—	(9)	—
Other operations	3,656	3,874	218	5.6%
Maintenance	5,625	6,666	1,041	15.6%
Depreciation	2,992	2,913	(79)	(2.7)%
Taxes other than income taxes	1,284	1,260	(24)	(1.9)%
Gain on sale of assets	(43)	(494)	(451)	(91.3)%
Total operating expenses	13,827	14,219	392	2.8%
Operating loss	$(6,283)	$(7,164)	$881	12.3%
Equity income from investees, before tax	$—	$62,053	$(62,053)	(100.0)%
Other income	$19,016	$521	$18,495	*
Interest charges	$313	$1,211	$898	74.2%
Federal and state income tax expense	$4,789	$20,853	$16,064	77.0%
Net income	$7,624	$33,328	$(25,704)	(77.1)%
* Not meaningful

Factors affecting Midstream during the first six months of 2012 are described below.

Operating Revenue
Operating revenue increased $0.5 million, or 6.9%, during the first six months of 2012 compared to the first six months of 2011 primarily due to higher tolling revenue at Evangeline resulting from the new power purchase agreement with Cleco Power for Units 6 and 7 that began in January 2012 as compared to the Evangeline 2010 Tolling Agreement with JPMVEC for Unit 7.

Operating Expenses
Operating expenses decreased $0.4 million, or 2.8%, during the first six months of 2012 compared to the first six months of 2011 primarily due to lower maintenance expenses at Evangeline and Acadia. Lower maintenance expenses at Evangeline were due to the absence of compressor blade damages, partially offset by a lower gain on sale of assets. Lower maintenance expenses at Acadia were primarily due to the 2011 disposition of Acadia Unit 2.

Equity Income from Investees
Equity income from investees, before tax, decreased $62.1 million, or 100.0%, during the first six months of 2012 compared to the first six months of 2011 primarily due to the absence of the gain from the disposition of Acadia Unit 2 during the first half of 2011.

Other Income
Other income increased $18.5 million during the first six months of 2012 compared to the first six months of 2011 as a result of the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Units 1 and 2.

Interest Charges
Interest charges decreased $0.9 million, or 74.2%, during the first six months of 2012 compared to the first six months of 2011 primarily due to uncertain tax positions.

Income Taxes
Federal and state income taxes decreased $16.1 million, or 77.0%, during the first six months of 2012 compared to the first six months of 2011 primarily due to a decrease in pre-tax income. The effective income tax rate is different than the federal statutory rate due to state tax expense.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s or Cleco Power’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Corporation and Cleco Power at June 30, 2012.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

SENIOR UNSECURED DEBT
	MOODY’S	STANDARD & POOR’S
Cleco Corporation	Baa3	BBB-
Cleco Power	Baa2	BBB

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
During the six-months ended June 30, 2012, there were no changes to Cleco Corporation or Cleco Power’s credit ratings or rating agency’s outlooks. At June 30, 2012, Moody’s and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable. Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody's and Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to post additional fees and incur higher interest rates under their bank credit agreements. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or Standard & Poor’s, Cleco Power would be required to post additional collateral for derivatives.
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

Cash Generation and Cash Requirements

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash consisted of:

(THOUSANDS)	AT JUNE 30, 2012	AT DECEMBER 31, 2011
Diversified Lands’ mitigation escrow	$97	$97
Cleco Katrina/Rita’s storm recovery bonds	8,091	8,761
Cleco Power’s future storm restoration costs	25,734	24,876
Cleco Power’s renewable energy grant	—	381
Cleco Power’s NOx allowance escrow	1,713	1,713
Total restricted cash	$35,635	$35,828

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of operating expenses, interest, and principal on storm recovery bonds. During the six months ended June 30, 2012, Cleco Katrina/Rita had collected $9.6 million net of operating expenses. In March 2012, Cleco Katrina/Rita used $6.7 million for scheduled storm recovery bond principal payments and $3.6 million for related interest.

Debt

Cleco Consolidated
Cleco had no short-term debt outstanding at June 30, 2012, or December 31, 2011.
At June 30, 2012, Cleco’s long-term debt outstanding was $1.33 billion, of which $88.5 million was due within one year, compared to $1.36 billion outstanding at December 31, 2011, which included $24.3 million due within one year. The long-term debt due within one year at June 30, 2012, represents$75.0 million in senior notes due May 1, 2013 and $13.5 million principal payments for the Cleco Katrina/Rita storm recovery bonds. For Cleco, long-term debt decreased $28.3 million primarily due to $50.1 million of DeSoto Parish pollution control bonds that were redeemed in May 2012 and $11.2 million of Rapides Parish pollution control bonds that were redeemed in January 2012. Also contributing to the decrease was a $10.0 million reduction in credit facility draws, a $6.7 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2012, and $0.9 million of capital lease payments. These decreases were partially offset by the

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

issuance of $50.0 million of senior notes in May 2012 and debt premium amortizations of $0.6 million.
On January 25, 2012, Cleco Power redeemed at par $11.2 million of 5.875% Rapides Parish pollution control bonds due September 2029. As part of the redemption, Cleco Power paid $0.3 million of accrued interest on the redeemed notes.
On May 8, 2012, Cleco Power issued $50.0 million senior unsecured private placement notes at an interest rate of 4.33%. The maturity date of the notes is May 15, 2027. The proceeds were used primarily for the early redemption of $50.1 million of 5.875% DeSoto Parish pollution control bonds as described above.
On May 11, 2012, Cleco Power redeemed at par all $50.1 million of 5.875% DeSoto Parish pollution control bonds due September 2029. As part of the redemption, Cleco Power paid $0.6 million of accrued interest on the redeemed notes.
Cash and cash equivalents available at June 30, 2012, were $23.7 million combined with $550.0 million facility capacity ($250.0 million from Cleco Corporation and $300.0 million from Cleco Power) for total liquidity of $573.7 million. Cash and cash equivalents available at June 30, 2012, decreased $69.9 million when compared to cash and cash equivalents available at December 31, 2011. This decrease is primarily due to additions to property, plant, and equipment, the net repayment of debt, and payment of common dividends.
At June 30, 2012, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”
At June 30, 2012, and December 31, 2011, Cleco had a working capital surplus of $69.7 million and $135.8 million, respectively. The $66.1 million decrease in working capital is primarily due to:

•	a $69.9 million decrease in cash and cash equivalents as discussed above, and

•	a $64.3 million increase in long-term debt due within one year primarily due to $75.0 million of senior notes that are due in May 2013.

These decreases in working capital were partially offset by:

•	a $38.8 million decrease in accounts payable primarily due to year-end pending ad valorem tax payments, employee incentive payments and fuel payments,

•	a $9.1 million net increase related to changes in the recognition of current taxes and uncertain tax positions and related interest charges expected to be settled in the next 12 months,

•	an $8.5 million increase in fuel inventory due to dispatching natural gas-fired units due to lower fuel costs, and

•	a $7.0 million reduction in the deferred construction carrying costs owed to customers in the next 12 months.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at June 30, 2012, or December 31, 2011.
At June 30, 2012, Cleco Corporation had no draws outstanding under its $250.0 million credit facility compared to $10.0 million outstanding at December 31, 2011. This facility provides for working capital and other needs. Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at June 30, 2012, were $10.9 million. Cash and cash equivalents available at June 30, 2012, decreased $11.7 million when compared to cash and cash equivalents available at December 31, 2011, primarily due to routine working capital fluctuations.

Cleco Power
Cleco Power had no short-term debt outstanding at June 30, 2012, or December 31, 2011.
At June 30, 2012, Cleco Power’s long-term debt outstanding was $1.33 billion, of which $88.5 million was due within one year, compared to $1.35 billion at December 31, 2011, of which $24.3 million was due within one year. The long-term debt due within one year at June 30, 2012, represents $75.0 million in senior notes due May 1, 2013 and $13.5 million principal payments for the Cleco Katrina/Rita storm recovery bonds. For Cleco Power, long-term debt decreased $18.3 million primarily due to $50.1 million of DeSoto Parish pollution control bonds that were redeemed in May 2012 and $11.2 million of Rapides Parish pollution control bonds that were redeemed in January 2012. Also contributing to the decrease was a $6.7 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2012, and $0.9 million of capital lease payments. These decreases were partially offset by the issuance of $50.0 million of senior notes in May 2012 and debt premium amortizations of $0.6 million.
On January 25, 2012, Cleco Power redeemed at par $11.2 million of 5.875% Rapides Parish pollution control bonds due September 2029. As part of the redemption, Cleco Power paid $0.3 million of accrued interest on the redeemed notes.
On May 8, 2012, Cleco Power issued $50.0 million senior unsecured private placement notes at an interest rate of 4.33%. The maturity date of the notes is May 15, 2027. The proceeds were used primarily for the early redemption of $50.1 million of 5.875% DeSoto Parish pollution control bonds as described above.
On May 11, 2012, Cleco Power redeemed at par all $50.1 million of 5.875% DeSoto Parish pollution control bonds due September 2029. As part of the redemption, Cleco Power paid $0.6 million of accrued interest on the redeemed notes.
At June 30, 2012, and December 31, 2011, there were no borrowings outstanding under Cleco Power’s $300.0 million credit facility. This facility provides for working capital and other needs. Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at June 30, 2012, were $10.2 million, combined with $300.0 million facility capacity for total liquidity of $310.2 million. Cash and cash equivalents decreased $57.2 million, when compared to cash

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

and cash equivalents at December 31, 2011, primarily due to additions to property, plant, and equipment, payment of intercompany dividends, and the net repayment of debt.
At June 30, 2012, Cleco Power had a working capital deficit of $33.9 million compared to a surplus of $36.4 million at December 31, 2011.  The $70.3 million decrease in working capital is primarily due to:

•	a $57.2 million decrease in cash and cash equivalents, as discussed above,

•	a $64.3 million increase in long-term debt due within one year primarily due to $75.0 million of senior notes that are due May 2013, and

•	a $5.8 million net decrease related to changes in the recognition of current taxes and uncertain tax positions and related interest charges expected to be settled in the next 12 months.

These decreases in working capital were partially offset by:

•	a $31.8 million decrease in accounts payable primarily due to year-end pending ad valorem tax payments, employee incentive payments and fuel payments,

•	an $8.5 million increase in fuel inventory primarily due to dispatching of natural gas-fired units due to lower fuel costs, and

•	a $7.0 million reduction in the deferred construction carrying costs owed to customers in the next 12 months.

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
At June 30, 2012, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility, and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.

Midstream
Midstream had no debt outstanding at June 30, 2012, or December 31, 2011.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $103.3 million during the first six months of 2012, compared to $148.8 million during the first six months of 2011. Cash provided by operating activities during the first six months of 2012 decreased $45.5 million from the first six months of 2011, primarily due to the following items:

•	the absence of the return on equity investment in Acadia of $58.7 million,

•	the absence of 2011 fuel oil inventory sales of $28.0 million,

•	lower expenditures for other fuel inventories and related transportation of $18.4 million, primarily petroleum coke and coal,

•	higher vendor payments of $14.0 million, and

•	the absence of $10.9 million cash received in exchange for accepting the contingent sale liability related to the Acadia Unit 2 transaction in 2011.

These increases were partially offset by:

•	lower pension plan contributions of $60.0 million,

•	lower tax payments of $13.5 million, and

•	higher collection of receivables of $8.5 million.

Net Investing Cash Flow
Net cash used in investing activities was $99.8 million during the first six months of 2012, compared to cash provided by investing activities of $17.3 million during the first six months of 2011. Net cash used in investing activities during the first six months of 2012 was higher than the first six months of 2011 primarily due to the absence of the 2011 return of investment in Acadia, higher additions to property, plant, and equipment, higher contributions to the tax credit fund, and lower transfers of cash from restricted accounts, partially offset by a higher return of investment from the investment in new markets tax credits, a casualty loss insurance reimbursement, and higher property, plant, and equipment grants received.
During the first six months of 2012, Cleco had additions to property, plant, and equipment, net of AFUDC of $99.9 million and a $31.3 million investment in new markets tax credits. This was partially offset by a $22.2 million return of investment from the tax credit fund, a $5.5 million casualty loss insurance reimbursement, and $4.6 million of grants received.
During the first six months of 2011, Cleco had an $89.7
million return of equity investment in Acadia and transferred $5.8 million from restricted accounts, primarily related to GO Zone bonds. This was partially offset by additions to property, plant, and equipment, net of AFUDC of $64.2 million and an $18.5 million investment in the tax credit fund.

Net Financing Cash Flow
Net cash used in financing activities was $73.4 million during the first six months of 2012, compared to $195.1 million during the first six months of 2011. Net cash used in financing activities during the first six months of 2012 was lower than the first six months of 2011 primarily due to the absence of 2011 repayments of a bank term loan, the issuance of long-term debt, and lower payments on the credit facility. This was partially offset by higher retirements of long-term debt, the absence of draws on the credit facility, the repurchase of

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

common stock, and dividends paid on common stock.
During the first six months of 2012, Cleco retired $68.0 million of long-term bonds. Cleco also used $38.1 million for dividend payments, $10.0 million for payments on the credit facility, and $8.0 million for the repurchase of common stock.
During the first six months of 2011, Cleco repaid a $150.0 million bank term loan, $15.0 million of credit facility draws, and $6.3 million of long-term bonds. Cleco also used $32.2 million for the payment of common stock dividends. This was partially offset by $10.0 million in credit facility draws.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $93.5 million during the first six months of 2012, compared to $71.8 million during the first six months of 2011. Cash provided by operating activities during the first six months of 2012 increased $21.7 million from the first six months of 2011 primarily due to the following items:

•	lower pension plan contributions of $60.0 million,

•	higher collection of receivables of $8.5 million,

•	the absence of tax movie credits purchased in 2011 of $4.0 million, and

•	the absence of 2011 tax payments of $2.2 million.

These increases were partially offset by:

•	lower fuel oil inventory sales of $28.0 million,

•	lower expenditures for other fuel inventories and related transportation of $18.4 million, primarily petroleum coke and coal, and

•	higher vendor payments of $12.2 million.

Net Investing Cash Flow
Net cash used in investing activities was $91.6 million during the first six months of 2012, compared to $49.6 million during the first six months of 2011. Net cash used in investing activities during the first six months of 2012 was higher than the first six months of 2011 primarily due to higher additions to property, plant, and equipment and lower transfers of cash from restricted accounts, partially offset by higher property, plant, and equipment grants received.
During the first six months of 2012, Cleco had additions to property, plant, and equipment, net of AFUDC of $97.0 million, partially offset by $4.6 million of grants received.
During the first six months of 2011, Cleco Power had additions to property, plant, and equipment, net of AFUDC of $56.6 million. This was partially offset by the transfer of $5.8 million of cash from restricted accounts, primarily related to GO Zone bonds.

Net Financing Cash Flow
Net cash used in financing activities was $59.2 million during the first six months of 2012, compared to $57.3 million during the first six months of 2011. Net cash used in financing activities during the first six months of 2012 was higher than the first six months of 2011 primarily due to higher repayments of long-term debt, partially offset by the issuance of long-term debt and $10.0 million of lower distributions made to Cleco Corporation.

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

Regulatory and Other Matters

Generation RFP

Renewable Energy Pilot Program
In November 2010, the LPSC established a two-part renewable energy pilot program implementation plan consisting of a research component and an RFP component. Cleco Power is meeting the requirements of the research component by developing eight self-build renewable energy projects, each with a maximum nameplate rating of 300 kilowatts. The RFP component of the program requires each LPSC jurisdictional utility to conduct an RFP for new long-term renewable resources, while prohibiting the utilities from bidding self-build projects into the long-term RFP. Cleco Power’s requirement is 43 MW of renewable energy with a minimum term of 10 years and a maximum term of 20 years, and can reasonably be expected to be deliverable within the 2011-2014 time period. Because Madison Unit 3 is designed to burn biomass fuel, with minor modifications, in addition to its primary fuel, Cleco Power has been given an exception allowing it to conduct an RFP for biomass fuel along with identifying the costs to co-fire biomass fuel in Madison Unit 3. In November 2011, Cleco Power received LPSC approval for recovery of the test burn costs, and performed a biomass test burn at Madison Unit 3 during the fourth quarter of 2011. Cleco Power issued its final RFP for biomass fuel in February 2012, and received all proposals by April 17, 2012. Cleco plans to file in August 2012 a written report to the LPSC regarding the cost of co-firing biomass fuel in Madison Unit 3. Following its review of the results of Cleco Power’s RFP and Cleco Power’s written report, the LPSC may authorize Cleco Power to pursue co-firing biomass fuel in

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

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

2012 Long-Term RFP for Capacity and Energy Resources
In May 2012, Cleco Power issued a draft RFP for long-term resources beginning May 2015 to meet long-term capacity and energy needs due to load growth and environmental regulations. Cleco Power conducted a bidders conference in May 2012, and issued the final RFP in July 2012 seeking up to approximately 800 MW of capacity and energy. Proposals are due from potential suppliers in August 2012.

Coughlin Acquisition Offer
Evangeline’s responses to Cleco Power’s RFP for Contractual Resources to meet CSAPR beginning in May 2012 included a proposal for a power purchase agreement containing an option under which Cleco Power could acquire the Coughlin Power Station from Evangeline (Coughlin Acquisition Offer). Evangeline’s Coughlin Acquisition Offer was unsolicited. The proposal that Cleco Power selected, which resulted in the three-year power purchase agreement with Evangeline, did not include the Coughlin Acquisition Offer. Separate and apart from the three-year power purchase agreement with Evangeline, Cleco Power has tentatively and provisionally accepted Evangeline’s Coughlin Acquisition Offer, subject to market-based testing of such offer against other proposals from non-affiliated market participants in Cleco Power’s 2012 Long-Term RFP.

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
On June 26, 2012, the United States Court of Appeals for the D.C. Circuit issued a decision, unanimously ruling in favor of the EPA in its efforts to regulate greenhouse gases (GHG). The Court affirmed the EPA’s first round of GHG regulations in all respects. These regulations included the EPA's 2009 endangerment finding, its motor vehicle GHG emission rule, its timing rule in which it commenced GHG regulation of stationary sources under the Prevention of Significant Deterioration (PSD) and Title V permitting programs, and its tailoring rule in which it limited PSD and Title V regulation to large industrial sources. The suite of rules were challenged by a large number of businesses, business associations, and several states. The effects of this ruling will continue to develop as the EPA implements the rule, but for now Cleco’s power generating units are subject to the GHG permitting requirements under PSD and Title V. As such, these rules will apply to existing units only if a physical or operational change is made that increases the unit's emissions by 75,000 tons per year or more. Any modification that triggers PSD will be required to undergo GHG permitting, which will include a detailed Best Available Control Technology (BACT) analysis for GHG’s as prescribed by the EPA. The guidance from the EPA regarding the BACT for steam electric generating units, for the most part, consists of considerations of efficiency in various aspects of the modification. However, Cleco expects this process to become increasingly stringent as the BACT will change with technology improvements. New and renewed Title V permits will be required to enumerate GHG emissions as well.
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

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Wholesale Rates of Cleco

Transmission Service
On March 29, 2012, Cleco Power filed a request with the FERC for revisions to its Open Access Transmission Tariff (OATT). The revisions are proposed to allow adoption of a formula rate methodology for transmission delivery and ancillary services provided by Cleco Power under the OATT and the existing bilateral Electric System Interconnection Agreements that preceded the OATT. The new formula rates also will permit recovery of Cleco Power’s FERC-jurisdictional investments in transmission and other assets placed in service since the existing rates were established. The FERC scheduled a settlement conference, which was held on June 21, 2012. As a result of the settlement conference, Cleco Power received a set of data requests. Cleco Power responded to these data requests in July 2012. Cleco Power anticipates settlement of this rate proceeding in late 2012.
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

Lignite Deferral
At June 30, 2012, and December 31, 2011, Cleco Power had $17.8 million and $19.1 million, respectively, in deferred lignite mining costs remaining uncollected.
For more information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket. The project received LPSC and SPP approval in February 2009. Cleco Power’s estimated cost for its portion of the project is $125.0 million, including AFUDC. As of June 30, 2012, Cleco Power had spent $112.0 million on the project, including AFUDC. A return on and recovery of the costs associated with the completed portions of the Acadiana Load Pocket project are included in base revenue. The project was substantially completed by the end of June 2012. Remaining portions of the project are expected to be complete by December 2012. For more information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Acadiana Load Pocket Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For information on the impact the Acadiana Load Pocket project is expected to have on base revenue, see “Results of Operations — Comparison of the Three Months Ended June 30, 2012, and 2011 — Cleco Power — Base.”

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement advanced metering technology for all of Cleco Power’s retail customers. Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million. The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009. Advanced metering technology includes the installation of electric meters that enable two-way communication capabilities between a home or business and a utility company. At June 30, 2012, Cleco Power had incurred $24.7 million in project costs, of which $10.6 million has been submitted to the DOE for reimbursement. As of June 30, 2012, Cleco Power had received $8.1 million in payments from the DOE. The project is expected to be completed in the third quarter of 2013. For more information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — AMI Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Financial Reform Legislation
In July 2010, the President signed the Dodd-Frank Act into law. Title VII of the Dodd-Frank Act established a comprehensive new regulatory framework for swaps and security-based swaps, including mandatory clearing, exchange trading, collateral requirements, margin requirements, and other transparency requirements. In July 2012, the Commodity Futures Trading Commission (CFTC) published final rules for the definition of a swap. Management will continue to monitor this law and its possible impact on the Registrants.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

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
In July 2012, a law was passed that changes the calculation of minimum pension funding requirements. The effect of this law will be to lower minimum funding requirements in the short-term (about two to three years). This law is not expected to impact overall minimum plan contributions over the long-term.
For more information on Cleco’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Set forth below is information concerning the results of operations of Cleco Power for the three and six months ended June 30, 2012, and June 30, 2011. The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Combined Quarterly Report on Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2012 and the first six months of 2011. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the second quarter of 2012 and the second quarter of 2011, see “— Results of Operations — Comparison of the Three Months Ended June 30, 2012, and 2011 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2012 and the first six months of 2011, see “— Results of Operations — Comparison of the Six Months Ended June 30, 2012, and 2011 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

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
At June 30, 2012, Cleco had no short-term variable rate debt outstanding.
At June 30, 2012, Cleco Corporation had no borrowings outstanding under its $250.0 million credit facility.
On November 14, 2011, Cleco Power entered into a forward starting interest rate swap contract in order to mitigate the interest rate exposure on coupon payments related to a $50.0 million fixed-rate forecasted debt issuance. The forward starting interest rate swap has a spot 30-year all-in swap rate of 3.05%, notional amount of $50.0 million, with the pricing date of May 14, 2013, or the issuance of the notes, whichever is earlier. The forward starting interest rate swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging. The fair market value of the forward starting interest rate swap is the difference between the present value of the fixed payments to be paid by Cleco Power and the present value of the three-month LIBOR payments to be received by Cleco Power. Cleco Power recognized $6.2 million and $1.5 million of unrealized mark-to-market losses in other comprehensive income for the three and six months ended June 30, 2012, respectively. The offsetting liability was recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as an interest rate risk management liability. There was no impact to earnings due to ineffectiveness for the three and six months ended June 30, 2012. For every 0.01% change in the three-month LIBOR forward curve, the value of the forward starting interest rate swap changes by approximately $0.1 million.

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

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

percentages to help mitigate the volatility in customer fuel costs. The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles. Based on market prices at June 30, 2012, and December 31, 2011, the net mark-to-market impact related to open natural gas positions was losses of less than $0.1 million and $5.3 million, respectively. All of these natural gas positions open at June 30, 2012, will close over the next 12 months. Deferred losses relating to closed natural gas positions at June 30, 2012, and December 31, 2011, totaled $0.5 million and $1.2 million, respectively.
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

June 30, 2012, as well as the VaR at December 31, 2011, is summarized as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2012
(THOUSANDS)	HIGH	LOW	AVERAGE
Fuel cost hedges	$243.4	$73.3	$174.9

	FOR THE SIX MONTHS ENDED JUNE 30, 2012			AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2012	2011
Fuel cost hedges	$382.0	$73.3	$230.3	$124.2	$196.1

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
Cleco Power had no short- or long-term variable-rate debt as of June 30, 2012.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of June 30, 2012, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power LLC (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including the CEO and CFO, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2012, and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a new common stock repurchase program. This program authorizes management to repurchase, from time to time, shares of common stock so that Cleco's diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010. Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements and other factors. Purchases under the program will not be announced in advance and may be made in the open market or through privately negotiated transactions.
The following table summarizes the common stock repurchases by Cleco Corporation during the quarter ended June 30, 2012.

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
April 2012	—	—	—	—
May 2012	200,000	$40.00	200,000	200,000	*
June 2012	—	—	—	—
*Management does not anticipate repurchasing any shares of common stock during the third quarter of 2012. Pursuant to the objectives of the program, repurchases under the program should resume in 2013.

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION
None

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

ITEM 6. EXHIBITS
CLECO CORPORATION
10.1
Note Purchase Agreement dated May 8, 2012, by and among Cleco Power and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Cleco Corporation's Form 8-K dated May 9, 2012).

12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, six-, and twelve-month periods ended June 30, 2012, for Cleco Corporation

31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
CLECO POWER
10.2
Note Purchase Agreement dated May 8, 2012, by and among Cleco Power and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Cleco Power's Form 8-K dated May 9, 2012).

12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, six-, and twelve-month periods ended June 30, 2012, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2012 2ND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: July 31, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: July 31, 2012