Form 10-Q
period 2012-09-30
CLECO POWER LLC; CLECO CORP
filed 2012-10-30
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Large accelerated filer ☐           Accelerated filer ☐                Non-accelerated filer ☒  (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at October 26, 2012

Cleco Corporation	Common Stock, $1.00 Par Value	60,726,390

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

GLOSSARY OF TERMS
References in this filing, including all items in Parts I and II, to “Cleco” mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to “Cleco Power” mean Cleco Power LLC and its subsidiaries, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I and II are defined below.

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

CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Cleco Innovations LLC	A wholly owned subsidiary of Cleco Corporation
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Coughlin	Coughlin Power Station, a combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana.
CSAPR	The Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010.
DOE	United States Department of Energy
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C., formerly Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
Evangeline 2010 Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and JPMVEC, which was executed in February 2010 and expired on December 31, 2011
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection Agreement and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
JPMVEC	J.P. Morgan Ventures Energy Corporation. In September 2008, BE Louisiana LLC (an indirect wholly owned subsidiary of JPMorgan Chase & Co.) was merged into JPMVEC.
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated May 31, 2001

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Madison Unit 3	A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana that commenced commercial operation on February 12, 2010.
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
NERC	North American Electric Reliability Corporation
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NOx	Nitrogen oxides
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PPACA	Patient Protection and Affordable Care Act (HR 3590)
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SPP	Southwest Power Pool
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
VaR	Value-at-risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

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

•	Cleco Corporation’s holding company structure and its dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations and pay dividends on its common stock,

•	Cleco Power’s ability to recover costs incurred on projects funded, in whole or in part, through government grants,

•	Cleco Power’s ability to maintain its right to sell wholesale generation at market-based rates within its control area,

•	dependence of Cleco Power for energy from sources other than its facilities and the uncertainty of future sources of such additional energy,

•	nonperformance by and creditworthiness of counterparties under power purchase agreements, or the restructuring of those agreements, including possible termination,

•	nonperformance by and creditworthiness of the guarantor counterparty of the NMTC Fund,

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

•	the availability and use of alternative sources of energy and technologies,

•	the imposition of energy efficiency requirements or of increased conservation efforts of customers,

•	reliability of Cleco Power and Midstream generating facilities,

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco's business or the business of third parties, or other man-made disasters,

•	availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries,

•	changes in tax laws or disallowances of uncertain tax positions that may result in a change to tax benefits or expenses,

•	employee work force factors, including work stoppages and changes in key executives,

•
legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects, including the joint project to upgrade the Acadiana Load Pocket transmission system and the AMI project,

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

•	changes in federal, state, or local laws and changes in tax laws or rates, or regulating policies,

•	the impact of current or future environmental laws and regulations, including those related to greenhouse gases

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

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

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read "Risk Factors" in this report and the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011. All subsequent written and oral forward-looking statements attributable to the Registrants or persons acting on their behalf are expressly qualified in their entirety by the factors identified above.
The Registrants undertake no obligation to update any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2012	2011
Operating revenue
Electric operations	$282,894	$324,532
Tolling operations	—	9,133
Other operations	15,408	16,064
Gross operating revenue	298,302	349,729
Electric customer credits	(930)	1,852
Operating revenue, net	297,372	351,581
Operating expenses
Fuel used for electric generation	79,701	122,774
Power purchased for utility customers	19,364	25,473
Other operations	30,517	32,138
Maintenance	20,059	14,587
Depreciation	34,931	31,237
Taxes other than income taxes	9,455	9,845
(Gain) loss on sale of assets	(2)	27
Total operating expenses	194,025	236,081
Operating income	103,347	115,500
Interest income	132	509
Allowance for other funds used during construction	1,882	902
Equity loss from investees, before tax	—	(1)
Other income	1,834	2,128
Other expense	(1,232)	(2,680)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	22,610	26,105
Allowance for borrowed funds used during construction	(644)	(326)
Total interest charges	21,966	25,779
Income before income taxes	83,997	90,579
Federal and state income tax expense	20,179	24,737
Net income applicable to common stock	$63,818	$65,842

Average number of basic common shares outstanding	60,346,476	60,467,595
Average number of diluted common shares outstanding	60,599,203	60,873,311
Basic earnings per share
Net income applicable to common stock	$1.06	$1.09
Diluted earnings per share
Net income applicable to common stock	$1.05	$1.08
Cash dividends paid per share of common stock	$0.3375	$0.28
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011
Net income	$63,818	$65,842
Other comprehensive income (loss), net of tax:
Amortization of postretirement benefit net loss (net of tax expense of $239 in 2012 and $178 in 2011)	332	269
Cash flow hedges:
Net derivative gain (loss) (net of tax expense of $309 in 2012 and tax benefit of $11,529 in 2011)	493	(18,433)
Reclassification of net gain to interest charges (net of tax benefit of $7 in 2012 $34 in 2011)	(10)	(55)
Total other comprehensive income (loss), net of tax	815	(18,219)
Comprehensive income, net of tax	$64,633	$47,623
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2012	2011
Operating revenue
Electric operations	$720,776	$823,484
Tolling operations	—	16,137
Other operations	38,464	41,775
Affiliate revenue	—	202
Gross operating revenue	759,240	881,598
Electric customer credits	1,025	(3,405)
Operating revenue, net	760,265	878,193
Operating expenses
Fuel used for electric generation	207,764	298,009
Power purchased for utility customers	44,069	60,590
Other operations	86,901	90,281
Maintenance	61,478	59,666
Depreciation	99,028	91,749
Taxes other than income taxes	29,198	28,770
Gain on sale of assets	(57)	(468)
Total operating expenses	528,381	628,597
Operating income	231,884	249,596
Interest income	163	794
Allowance for other funds used during construction	4,298	3,757
Equity income from investees, before tax	1	62,051
Other income	24,223	3,330
Other expense	(2,718)	(2,861)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	64,671	79,368
Allowance for borrowed funds used during construction	(1,466)	(1,357)
Total interest charges	63,205	78,011
Income before income taxes	194,646	238,656
Federal and state income tax expense	54,110	73,451
Net income	140,536	165,205
Preferred dividends requirements	—	26
Preferred stock redemption costs	—	112
Net income applicable to common stock	$140,536	$165,067

Average number of basic common shares outstanding	60,375,538	60,549,860
Average number of diluted common shares outstanding	60,626,471	60,830,251
Basic earnings per share
Net income applicable to common stock	$2.33	$2.73
Diluted earnings per share
Net income applicable to common stock	$2.32	$2.71
Cash dividends paid per share of common stock	$0.9625	$0.81
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011
Net income	$140,536	$165,205
Other comprehensive income (loss), net of tax:
Amortization of postretirement benefit net loss (net of tax expense of $670 in 2012 and $454 in 2011)	1,221	910
Cash flow hedges:
Net derivative loss (net of tax benefit of $282 in 2012 and $11,529 in 2011)	(451)	(18,433)
Reclassification of net loss (gain) to interest charges (net of tax expense of $15 in 2012 and tax benefit of $103 in 2011)	24	(164)
Reclassification of ineffectiveness to regulatory asset (net of tax expense of $982 in 2012)	1,570	—
Total other comprehensive income (loss), net of tax	2,364	(17,687)
Comprehensive income, net of tax	$142,900	$147,518
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2012	AT DEC. 31, 2011
Assets
Current assets
Cash and cash equivalents	$68,364	$93,576
Restricted cash and cash equivalents	3,406	8,761
Customer accounts receivable (less allowance for doubtful accounts of $1,031 in 2012 and $1,128 in 2011)	47,635	37,813
Other accounts receivable (less allowance for doubtful accounts of $26 in 2012 and $8 in 2011)	36,334	42,051
Taxes receivable	8,353	44,584
Unbilled revenue	31,505	30,129
Fuel inventory, at average cost	53,290	41,845
Material and supplies inventory, at average cost	58,212	53,714
Accumulated deferred federal and state income taxes, net	75,693	29,249
Accumulated deferred fuel	1,715	2,136
Cash surrender value of company-/trust-owned life insurance policies	56,647	51,073
Prepayments	5,095	5,384
Regulatory assets - other	12,810	13,028
Other current assets	398	3,442
Total current assets	459,457	456,785
Property, plant, and equipment
Property, plant, and equipment	4,082,636	4,023,655
Accumulated depreciation	(1,291,862)	(1,230,783)
Net property, plant, and equipment	2,790,774	2,792,872
Construction work in progress	183,529	101,027
Total property, plant, and equipment, net	2,974,303	2,893,899
Equity investment in investees	14,541	14,540
Prepayments	4,139	4,770
Restricted cash and cash equivalents, less current portion	13,320	27,067
Restricted investments	4,470	—
Regulatory assets and liabilities - deferred taxes, net	219,433	214,421
Regulatory assets - other	258,344	269,444
Net investment in direct financing lease	13,546	13,633
Intangible asset	123,608	133,595
Other deferred charges	21,732	22,048
Total assets	$4,106,893	$4,050,202
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT SEPT. 30, 2012	AT DEC. 31, 2011
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$90,937	$24,258
Accounts payable	104,435	129,308
Customer deposits	45,197	43,091
Provision for rate refund	2,526	7,323
Interest accrued	27,249	22,642
Energy risk management liabilities, net	—	5,336
Interest rate risk management liability	4,063	3,330
Regulatory liabilities - other	8,251	33,019
Deferred compensation	9,604	8,302
Uncertain tax positions	31	27,239
Other current liabilities	17,559	17,154
Total current liabilities	309,852	321,002
Deferred credits
Accumulated deferred federal and state income taxes, net	760,602	649,926
Accumulated deferred investment tax credits	6,547	7,432
Postretirement benefit obligations	138,414	133,274
Regulatory liabilities - other	—	7,303
Restricted storm reserve	16,019	24,880
Uncertain tax positions	2,184	23,494
Tax credit fund investment, net	85,307	61,507
Contingent sale obligations	10,350	29,357
Other deferred credits	38,580	35,114
Total deferred credits	1,058,003	972,287
Long-term debt, net	1,237,184	1,337,056
Total liabilities	2,605,039	2,630,345
Commitments and Contingencies (Note 11)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,956,882 and 60,702,342 shares and outstanding 60,350,481 and 60,291,939 shares at September 30, 2012, and December 31, 2011, respectively	60,957	60,702
Premium on common stock	415,289	409,904
Retained earnings	1,072,468	990,605
Treasury stock, at cost, 606,401 and 410,403 shares at September 30, 2012, and December 31, 2011, respectively	(21,085)	(13,215)
Accumulated other comprehensive loss	(25,775)	(28,139)
Total shareholders’ equity	1,501,854	1,419,857
Total liabilities and shareholders’ equity	$4,106,893	$4,050,202
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011
Operating activities
Net income	$140,536	$165,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,676	114,104
Return on equity investment in investees	—	58,665
Income from equity investments	(1)	(62,051)
Unearned compensation expense	4,986	6,065
Allowance for other funds used during construction	(4,298)	(3,757)
Net deferred income taxes	8,040	45,336
Deferred fuel costs	(4,218)	(6,422)
Cash surrender value of company-/trust-owned life insurance	(2,841)	1,055
Changes in assets and liabilities:
Accounts receivable	(13,247)	(21,691)
Accounts and notes receivable, affiliate	257	1,074
Unbilled revenue	(1,376)	11,538
Fuel, materials and supplies inventory	(15,943)	40,675
Prepayments	920	2,089
Accounts payable	(25,422)	(37,467)
Customer deposits	8,772	9,718
Postretirement benefit obligations	5,459	(56,743)
Regulatory assets and liabilities, net	(30,532)	(40,204)
Contingent sale obligations	—	10,900
Other deferred accounts	(17,388)	2,181
Taxes accrued	36,021	12,946
Interest accrued	7,616	10,738
Energy risk management assets and liabilities, net	(28)	3,880
Other operating	4,615	(4,244)
Net cash provided by operating activities	224,604	263,590
Investing activities
Additions to property, plant, and equipment	(177,146)	(146,617)
Allowance for other funds used during construction	4,298	3,757
Property, plant, and equipment grants	15,075	1,593
Insurance reimbursement for property loss	5,454	—
Cash from reconsolidation of VIEs	—	3,879
Return of equity investment in investees	—	89,654
Return of equity investment in tax credit fund	37,132	244
Contributions to tax credit fund	(46,859)	(18,479)
Transfer of cash from restricted accounts	19,102	12,144
Purchase of restricted investments	(4,340)	—
Other investing	(1,934)	(1,220)
Net cash used in investing activities	(149,218)	(55,045)

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011
Financing activities
Retirement of short-term debt	—	(150,000)
Draws on credit facility	—	10,000
Payments on credit facility	(10,000)	(25,000)
Issuance of long-term debt	50,000	—
Retirement of long-term debt	(74,368)	(12,269)
Repurchase of common stock	(8,007)	(13,009)
Dividends paid on common stock	(58,459)	(49,170)
Other financing	236	(1,993)
Net cash used in financing activities	(100,598)	(241,441)
Net decrease in cash and cash equivalents	(25,212)	(32,896)
Cash and cash equivalents at beginning of period	93,576	191,128
Cash and cash equivalents at end of period	$68,364	$158,232
Supplementary cash flow information
Interest paid (net of amount capitalized)	$48,212	$53,936
Income taxes (refunded) paid, net	$(131)	$18,241
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$16,657	$11,491
Non-cash additions to property, plant, and equipment, net	$18,395	$6,252
Issuance of common stock – ESPP	$257	$241
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2012	2011
Operating revenue
Electric operations	$282,894	$324,532
Other operations	14,905	15,565
Affiliate revenue	343	347
Gross operating revenue	298,142	340,444
Electric customer credits	(930)	1,852
Operating revenue, net	297,212	342,296
Operating expenses
Fuel used for electric generation	79,701	122,774
Power purchased for utility customers	33,254	25,473
Other operations	29,063	30,451
Maintenance	16,095	15,768
Depreciation	33,199	29,539
Taxes other than income taxes	8,390	8,802
Gain on sale of assets	—	(6)
Total operating expenses	199,702	232,801
Operating income	97,510	109,495
Interest income	129	276
Allowance for other funds used during construction	1,882	902
Other income	1,188	1,323
Other expense	(1,224)	(1,201)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	22,606	25,632
Allowance for borrowed funds used during construction	(644)	(326)
Total interest charges	21,962	25,306
Income before income taxes	77,523	85,489
Federal and state income tax expense	19,740	31,656
Net income	$57,783	$53,833
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011
Net income	$57,783	$53,833
Other comprehensive income (loss), net of tax:
Amortization of postretirement benefit net loss (net of tax expense of $103 in 2012 and $99 in 2011)	124	146
Cash flow hedges:
Net derivative gain (loss) (net of tax expense of $309 in 2012 and tax benefit of $11,529 in 2011)	493	(18,433)
Reclassification of net gain to interest charges (net of tax benefit of $7 in 2012 and $34 in 2011)	(10)	(55)
Total other comprehensive income (loss), net of tax	607	(18,342)
Comprehensive income, net of tax	$58,390	$35,491
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011
Operating revenue
Electric operations	$720,776	$823,484
Other operations	36,967	40,261
Affiliate revenue	1,030	1,041
Gross operating revenue	758,773	864,786
Electric customer credits	1,025	(3,405)
Operating revenue, net	759,798	861,381
Operating expenses
Fuel used for electric generation	207,459	298,009
Power purchased for utility customers	65,493	60,590
Other operations	82,647	85,162
Maintenance	51,739	53,962
Depreciation	93,847	86,650
Taxes other than income taxes	26,004	25,585
Gain on sale of assets	(1)	(7)
Total operating expenses	527,188	609,951
Operating income	232,610	251,430
Interest income	153	557
Allowance for other funds used during construction	4,298	3,757
Other income	3,511	2,168
Other expense	(2,698)	(2,391)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	62,719	75,386
Allowance for borrowed funds used during construction	(1,466)	(1,357)
Total interest charges	61,253	74,029
Income before income taxes	176,621	181,492
Federal and state income tax expense	54,748	61,935
Net income	$121,873	$119,557
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011
Net income	$121,873	$119,557
Other comprehensive income (loss), net of tax:
Amortization of postretirement benefit net loss (net of tax expense of $267 in 2012 and $227 in 2011)	555	519
Cash flow hedges:
Net derivative loss (net of tax benefit of $282 in 2012 and $11,529 in 2011)	(451)	(18,433)
Reclassification of net loss (gain) to interest charges (net of tax expense of $15 in 2012 and tax benefit of $103 in 2011)	24	(164)
Reclassification of ineffectiveness to regulatory asset (net of tax expense of $982 in 2012)	1,570	—
Total other comprehensive income (loss), net of tax	1,698	(18,078)
Comprehensive income, net of tax	$123,571	$101,479
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2012	AT DEC. 31, 2011
Assets
Utility plant and equipment
Property, plant, and equipment	$3,815,608	$3,759,541
Accumulated depreciation	(1,209,401)	(1,153,004)
Net property, plant, and equipment	2,606,207	2,606,537
Construction work in progress	180,777	97,595
Total utility plant, net	2,786,984	2,704,132
Current assets
Cash and cash equivalents	50,578	67,458
Restricted cash and cash equivalents	3,406	8,761
Customer accounts receivable (less allowance for doubtful accounts of $1,031 in 2012 and $1,128 in 2011)	47,635	37,813
Accounts receivable - affiliate	3,373	2,405
Other accounts receivable (less allowance for doubtful accounts of $26 in 2012 and $8 in 2011)	35,969	35,618
Taxes receivable	—	3,197
Unbilled revenue	31,505	30,129
Fuel inventory, at average cost	53,290	41,845
Material and supplies inventory, at average cost	55,465	51,132
Accumulated deferred federal and state income taxes, net	74,116	19,829
Accumulated deferred fuel	1,715	2,136
Cash surrender value of company-owned life insurance policies	20,742	20,433
Prepayments	4,172	4,155
Regulatory assets - other	12,810	13,028
Other current assets	393	375
Total current assets	395,169	338,314
Equity investment in investee	14,532	14,532
Prepayments	4,139	4,770
Restricted cash and cash equivalents, less current portion	13,223	26,970
Restricted investments	4,470	—
Regulatory assets and liabilities - deferred taxes, net	219,433	214,421
Regulatory assets - other	258,344	269,444
Intangible asset	123,608	133,595
Other deferred charges	20,229	20,293
Total assets	$3,840,131	$3,726,471

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT SEPT. 30, 2012	AT DEC. 31, 2011
Liabilities and member’s equity
Member’s equity	$1,296,433	$1,230,862
Long-term debt, net	1,237,184	1,327,056
Total capitalization	2,533,617	2,557,918
Current liabilities
Long-term debt due within one year	90,937	24,258
Accounts payable	96,370	115,091
Accounts payable - affiliate	10,069	9,311
Customer deposits	45,197	43,091
Provision for rate refund	2,526	7,323
Taxes payable	20,019	—
Interest accrued	28,806	22,540
Energy risk management liabilities, net	—	5,336
Interest rate risk management liability	4,063	3,330
Regulatory liabilities - other	8,251	33,019
Uncertain tax positions	—	27,465
Other current liabilities	13,580	11,193
Total current liabilities	319,818	301,957
Commitments and Contingencies (Note 11)
Deferred credits
Accumulated deferred federal and state income taxes, net	828,195	675,835
Accumulated deferred investment tax credits	6,547	7,432
Postretirement benefit obligations	98,450	94,147
Regulatory liabilities - other	—	7,303
Restricted storm reserve	16,019	24,880
Uncertain tax positions	222	19,906
Other deferred credits	37,263	37,093
Total deferred credits	986,696	866,596
Total liabilities and member’s equity	$3,840,131	$3,726,471
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011
Operating activities
Net income	$121,873	$119,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,724	95,482
Unearned compensation expense	1,327	1,768
Allowance for other funds used during construction	(4,298)	(3,757)
Net deferred income taxes	43,259	35,174
Deferred fuel costs	(4,218)	(6,422)
Cash surrender value of company-owned life insurance	(308)	(277)
Changes in assets and liabilities:
Accounts receivable	(13,807)	(23,859)
Accounts and notes receivable, affiliate	(762)	68
Unbilled revenue	(1,376)	11,538
Fuel, materials and supplies inventory	(15,778)	40,946
Prepayments	614	1,858
Accounts payable	(20,474)	(32,826)
Accounts and notes payable, affiliate	(53)	(1,386)
Customer deposits	8,772	9,718
Postretirement benefit obligations	4,323	(58,259)
Regulatory assets and liabilities, net	(30,532)	(40,204)
Other deferred accounts	(20,057)	(1,996)
Taxes accrued	23,194	21,680
Interest accrued	9,482	11,075
Energy risk management assets and liabilities, net	(28)	3,880
Other operating	1,650	1,878
Net cash provided by operating activities	205,527	185,636
Investing activities
Additions to property, plant, and equipment	(173,268)	(131,962)
Allowance for other funds used during construction	4,298	3,757
Property, plant, and equipment grants	15,075	1,593
Transfer of cash from restricted accounts	19,102	12,144
Purchase of restricted investments	(4,340)	—
Other investing	804	664
Net cash used in investing activities	(138,329)	(113,804)
Financing activities
Issuance of long-term debt	50,000	—
Retirement of long-term debt	(74,368)	(12,269)
Distribution to parent	(58,000)	(100,000)
Other financing	(1,710)	(1,460)
Net cash used in financing activities	(84,078)	(113,729)
Net decrease in cash and cash equivalents	(16,880)	(41,897)
Cash and cash equivalents at beginning of period	67,458	184,912
Cash and cash equivalents at end of period	$50,578	$143,015
Supplementary cash flow information
Interest paid (net of amount capitalized)	$48,140	$52,220
Income taxes (refunded) paid, net	$(246)	$2,233
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$16,141	$20,088
Non-cash additions to property, plant, and equipment, net	$18,395	$6,252
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 10	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Acadia Unit 2 Transaction	Cleco Corporation and Cleco Power
Note 14	Storm Restoration	Cleco Corporation and Cleco Power
Note 15	Subsequent Event	Cleco Corporation and Cleco Power

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

(THOUSANDS)	AT SEPT. 30, 2012	AT DEC. 31, 2011
Regulated utility plants	$3,815,608	$3,759,541
Other	267,028	264,114
Total property, plant, and equipment	4,082,636	4,023,655
Accumulated depreciation	(1,291,862)	(1,230,783)
Net property, plant, and equipment	$2,790,774	$2,792,872

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT SEPT. 30, 2012	AT DEC. 31, 2011
Diversified Lands’ mitigation escrow	$97	$97
Cleco Katrina/Rita’s storm recovery bonds	3,406	8,761
Cleco Power’s future storm restoration costs	11,510	24,876
Cleco Power’s renewable energy grant	—	381
Cleco Power’s NOx allowance escrow	1,713	1,713
Total restricted cash and cash equivalents	$16,726	$35,828

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of operating expenses, interest, and principal on storm recovery bonds. During the nine months ended September 30, 2012, Cleco Katrina/Rita collected $14.7 million net of operating expenses. In March and September 2012, Cleco Katrina/Rita used $6.7 million and

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

$6.4 million, respectively for scheduled storm recovery bond principal payments and $3.6 million and $3.4 million, respectively for related interest. Cleco Power's restricted cash and cash equivalents held for future storm restoration costs decreased $13.4 million from December 31, 2011, primarily due to the transfer of $4.5 million to restricted investments and the transfer of $10.0 million to cover expenses associated with Hurricane Isaac. These amounts were partially offset by $1.1 million of storm surcredits. For more information about these restricted investments, see Note 4 — "Fair Value Accounting — Restricted Investments" and for more information about Hurricane Isaac, see Note 14 — "Storm Restoration."

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
Cleco has entered into various contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For these contracts in which Cleco is hedging the variability of cash flows related to forecasted transactions that qualify as cash flow hedges, the changes in the fair value of such derivative instruments are reported in other comprehensive income. To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be documented to include the risk management objective and strategy, and, at inception and on an ongoing basis, the effectiveness of the hedge in offsetting the changes in the cash flows of the item being hedged. Gains or losses accumulated in other comprehensive income are reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of hedges will be recognized in current period earnings unless management determines that it is probable that the costs will be recovered through the rate-making process. If management determines that it is probable that the costs will be recovered, then they will be recognized as a regulatory asset or liability and amortized to earnings over the life of the related debt. For those contracts in which Cleco is hedging the variability of cash flows related to forecasted transactions that do not qualify as cash flow hedges, the changes in the fair value of such derivative instruments will be recognized in current period earnings unless management determines that it is probable that the costs will be recovered through the rate-making process. If management determines that it is probable that the costs will be recovered, then such costs will be recognized as a regulatory asset or liability and amortized to earnings over the life of the related debt. For more information on the interest rate risk contracts, see Note 4 — “Fair Value Accounting — Interest Rate Derivatives.”

Reclassifications
Certain reclassifications have been made to the 2011 financial statements to conform them to the presentation used in the 2012 financial statements. These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.
During the second quarter of 2012, the Registrants began presenting the LPSC allowable portion of the amortization of the plant acquisition adjustment related to Acadia Unit 1 as depreciation expense on the Registrants’ Condensed Consolidated Statements of Income. Previously, this amortization was presented as other expense. The Registrants have reclassified prior year amounts to conform to this presentation. This change increased depreciation and decreased other expenses by $0.7 million and $2.1 million for the three and nine months ended September 30, 2011, respectively.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

Also during the second quarter of 2012, the Registrants determined that an error existed in the statement of cash flows presentation of contributions received in aid of construction, specifically the impact that the accounting for these contributions had on the presentation of cash flows related to the additions of property, plant, and equipment. This caused errors between the operating activities section and investing activities section for prior periods.
Cleco and Cleco Power’s Condensed Consolidated Statements of Cash Flows for the nine months ended

September 30, 2011, have been adjusted to correct the presentation of cash flows related to additions to property, plant, and equipment. These corrections had no impact on the Registrants’ cash and cash equivalents, financial condition, or results of operations. Management believes that these corrections did not have a material effect on the Registrants’ Condensed Consolidated Statements of Cash Flows. The corrections to the September 30, 2011 Condensed Consolidated Statements of Cash Flows are presented in the following table:

		CLECO		CLECO POWER
	FOR THE NINE MONTHS ENDED SEPT. 30, 2011
(THOUSANDS)	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED
Accounts receivable	$(18,274)	$(21,691)	$(20,442)	$(23,859)
Other deferred accounts	$(2,184)	$2,181	$(6,361)	$(1,996)
Net cash provided by operating activities	$262,642	$263,590	$184,688	$185,636
Additions to property, plant, and equipment	$(145,669)	$(146,617)	$(131,014)	$(131,962)
Net cash used in investing activities	$(54,097)	$(55,045)	$(112,856)	$(113,804)
Net decrease in cash and cash equivalents	$(32,896)	$(32,896)	$(41,897)	$(41,897)
Cash and cash equivalents at the beginning of the period	$191,128	$191,128	$184,912	$184,912
Cash and cash equivalents at the end of the period	$158,232	$158,232	$143,015	$143,015

Earnings per Average Common Share
The following tables show the calculation of basic and diluted earnings per share:

				FOR THE THREE MONTHS ENDED SEPT. 30,
			2012			2011
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$63,818	60,346,476	$1.06	$65,842	60,467,595	$1.09
Effect of dilutive securities
Add: stock option grants		1,536			20,441
Add: restricted stock (LTICP)		251,191			385,275
Diluted net income applicable to common stock	$63,818	60,599,203	$1.05	$65,842	60,873,311	$1.08

				FOR THE NINE MONTHS ENDED SEPT. 30,
			2012			2011
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Net income	$140,536			$165,205
Deduct: non-participating stock dividends (4.5% preferred stock)	—			26
Deduct: non-participating stock redemption costs (4.5% preferred stock)	—			112
Basic net income applicable to common stock	$140,536	60,375,538	$2.33	$165,067	60,549,860	$2.73
Effect of dilutive securities
Add: stock option grants		4,518			20,965
Add: restricted stock (LTICP)		246,415			259,426
Diluted net income applicable to common stock	$140,536	60,626,471	$2.32	$165,067	60,830,251	$2.71

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price. There were no stock option grants excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011, due to the average market price being higher than the exercise prices of the stock options.

Stock-Based Compensation
At September 30, 2012, Cleco had two stock-based compensation plans, the ESPP and the LTICP. Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement. Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

subsidiaries pursuant to the LTICP.
During the first quarter of 2012, Cleco granted 140,186 shares of non-vested stock to certain officers, key employees, and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED SEPT. 30,				FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011	2012	2011	2012	2011	2012	2011
Equity classification
Non-vested stock	$1,139	$1,095	$301	$225	$3,271	$3,042	$792	$748
Stock options	2	69	—	—	11	105	—	—
Total equity classification	$1,141	$1,164	$301	$225	$3,282	$3,147	$792	$748
Liability classification
Common stock equivalent units	$847	$1,024	$338	$435	$1,552	$2,583	$631	$1,020
Total pre-tax compensation expense	$1,988	$2,188	$639	$660	$4,834	$5,730	$1,423	$1,768
Tax benefit	$765	$842	$246	$254	$1,860	$2,205	$548	$680

Note 2 — Recent Authoritative Guidance
The Registrants adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
In April 2011, FASB issued guidance to improve the accounting for repurchase agreements and other similar agreements. Specifically, this guidance modifies the criteria for determining when these transactions would be accounted for as financings as opposed to sales or purchases with commitments to repurchase or resale. The adoption of this guidance was effective for the first period beginning on or after December 15, 2011. The adoption of this guidance did not have a material impact on the financial condition or results of operations of the Registrants.
In May 2011, FASB issued guidance on fair value measurements. This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. The adoption of this guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the financial condition or results of operations of the Registrants.
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
In July 2012, FASB issued guidance on testing indefinite-lived intangible assets for impairment. This guidance is intended to reduce costs and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. Entities are allowed to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The adoption of this guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance will not have any impact on the financial condition or results of operations of the Registrants.

Note 3 — Regulatory Assets and Liabilities
Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process. The following table summarizes Cleco Power’s regulatory assets and liabilities at September 30, 2012 and December 31, 2011:

(THOUSANDS)	AT SEPT. 30, 2012	AT DEC. 31, 2011
Regulatory assets – deferred taxes, net	$219,433	$214,421
Mining costs	$17,206	$19,117
Interest costs	6,394	6,667
Asset removal costs	851	829
Postretirement plan costs	126,349	132,556
Tree trimming costs	6,335	8,371
Training costs	7,369	7,486
Storm surcredits, net	5,958	9,254
Construction carrying costs	6,262	10,883
Lignite mining agreement contingency	3,781	3,781
Power purchase agreement capacity costs	5,921	—
AFUDC equity gross-up	73,906	74,346
Rate case costs	716	1,117
Acadia Unit 1 acquisition costs	2,892	2,971
IRP/RFP costs	156	508
AMI pilot costs	54	153
Financing costs	6,851	4,433
Biomass costs	153	—
Total regulatory assets – other	$271,154	$282,472
Construction carrying costs	(8,251)	(40,322)
Fuel and purchased power	1,715	2,136
Total regulatory assets, net	$484,051	$458,707

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

Financing Costs
In 2011, Cleco Power entered into and settled two treasury rate locks. Of the $26.8 million in settlements, $6.9 million was recorded as a regulatory asset relating to ineffectiveness of the

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

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

Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Madison Unit 3. Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit. Cleco Power’s retail rate plan, which was approved in October 2009, established that Cleco Power return carrying costs to customers and record a regulatory asset for all carrying costs incurred by Cleco Power above the actual amount collected from customers. On February 12, 2010, Madison Unit 3 commenced commercial operations and Cleco Power began returning the construction carrying costs to customers. These costs are being amortized over a four-year period. As of September 30, 2012, Cleco Power had returned $158.2 million to customers. At September 30, 2012, $8.3 million was due to be returned to customers within one year.

Note 4 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, other accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco and Cleco Power’s long-term debt are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt with similar maturities. The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments subject to fair value accounting.

Cleco
	AT SEPT. 30, 2012		AT DEC. 31, 2011
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$68,364	$68,364	$93,576	$93,576
Restricted cash and cash equivalents	$16,726	$16,726	$35,828	$35,828
Long-term debt, excluding debt issuance costs	$1,320,198	$1,553,694	$1,354,567	$1,542,867

Cleco Power
	AT SEPT. 30, 2012		AT DEC. 31, 2011
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$50,578	$50,578	$67,458	$67,458
Restricted cash and cash equivalents	$16,629	$16,629	$35,731	$35,731
Long-term debt, excluding debt issuance costs	$1,320,198	$1,553,694	$1,344,567	$1,532,867

At September 30, 2012, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. Cleco had $74.7 million ($58.5 million of cash equivalents and $16.2 million of restricted cash equivalents) in short-term investments in institutional money market funds. Cleco Power had $61.1 million ($45.0 million of cash equivalents and $16.1 million of restricted cash equivalents) in short-term investments in institutional money market funds. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power.
In May 2012, Cleco and Cleco Power revised their guidelines for short-term investments in order to mitigate credit risk. Qualifying investments include:

•	U.S. treasury securities,

•	U.S. federal agency and U.S. government-sponsored entity debt,

•	Tax-exempt short-term securities of a state, territory,

or a possession of the U.S.,

•	Certificates of deposit, banker's acceptances and time deposits,

•	Corporate notes and bonds, fixed or floating rate, and covered bonds,

•	Commercial paper,

•	Asset backed securities with a minimum long-term rating of AA by Standard & Poor's and Aaa by Moody's,

•	U.S. government mortgage securities with a short average life with a minimum long-term rating of AA by Standard & Poor's and Aaa by Moody's,

•	Repurchase agreements with the primary government securities dealers or financial institutions in which Cleco deposits and/or concentrates cash, and

•
Money market funds which must have at least $15.0 billion in assets under management; must have been in existence for not less than two years; must have a minimum rating of AAA by Standard & Poor's and Aaa by Moody's and must be compliant with the SEC rule 2a-7 which restricts the quality, maturity, and diversity of investments by money market funds.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

The minimum acceptable short-term credit rating must be A-1 by Standard & Poor's and P-1 by Moody's. The maximum maturity of any instrument must be 36 months, and the maximum portfolio duration must be 12 months.
Diversification of holdings must be stressed recognizing the total amount of the portfolio. Investments in securities of any one issuer will be limited to 5% at the time of purchase except for U.S. Treasury and Agency Securities and money market funds. No more than 50% of the portfolio at the time of purchase will be invested in any single Federal Agency/Government Sponsored Enterprise.

Restricted Investments
In September 2007, the LPSC authorized the funding and securitization of a $50.0 million reserve for Cleco Power's future storm costs. On July 1, 2012, Cleco Power transferred $13.0 million of the related restricted cash and cash equivalents to an outside investment manager. Investments made by the investment manager are restricted to the criteria established by management in Cleco Power's guidelines for short-term investments. At September 30, 2012, the investments included institutional money market funds and municipal bonds.
The institutional money market fund investments are reflected in Cleco and Cleco Power's Condensed Consolidated Balance Sheets at September 30, 2012, as restricted cash and cash equivalents and approximate fair value because of their short-term nature.
The municipal bonds were recorded at fair value on Cleco and Cleco Power's Condensed Consolidated Balance Sheets at September 30, 2012, as restricted investments. The investments in municipal bonds are classified as available-for-sale securities and are marked-to-market at least quarterly. Because Cleco Power's investment strategy for these investments fits within the requirements established by the LPSC for the restricted reserve fund, realized and unrealized gains and losses, interest income, investment management fees and custody fees are recorded directly to Cleco Power's restricted storm reserve rather than in earnings or other comprehensive income. As a result no amounts will be recorded to other comprehensive income for these investments.
Quarterly, Cleco Power's available-for-sale, debt securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary. Management determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity and regulatory requirements. For Cleco Power's impaired debt securities for which there was no intent or expected requirement to sell, the evaluation assesses whether it is likely the amortized cost will be recovered considering the nature of the securities, credit rating, financial condition of the issuer or the extent and duration of the unrealized loss and market conditions. If Cleco Power determined that an other-than-temporary decline in value existed on its municipal bonds, the investments would be written down to fair value with a new cost basis established. Declines in fair value below cost basis that are determined to be other-than-temporary would be recorded to Cleco Power's restricted storm reserve. The unrealized losses on Cleco Power's municipal bonds as of September 30, 2012, were caused by interest rate movements. Cleco Power does not intend to sell the municipal bonds and has determined it is more likely than not that it will not be required to sell the investments before recovery of the amortized cost value. Cleco Power determined there were no material other-than-temporary impairments on its municipal bonds at September 30, 2012.
The following table provides a reconciliation of Cleco Power's available-for-sale securities from cost basis to fair value at September 30, 2012.

	AT SEPT. 30, 2012
(THOUSANDS)	AMORTIZED COST	TOTAL UNREALIZED GAINS (1)	TOTAL UNREALIZED LOSSES (1)	FAIR VALUE
Municipal bonds	$4,477	$2	$9	$4,470
(1) Unrealized gains and losses are recorded to the restricted storm reserve.

Cleco Power recognized less than $0.1 million of unrealized mark-to-market losses in the restricted storm reserve for both the three and nine months ended September 30, 2012. The following table summarizes the securities that were in an unrealized loss position at September 30, 2012, but for which no other-than-temporary impairment was recognized:

		LESS THAN 12 MONTHS	12 MONTHS OR LONGER
(THOUSANDS)	AGGREGATE UNREALIZED LOSS	AGGREGATE RELATED FAIR VALUE	AGGREGATE UNREALIZED LOSS	AGGREGATE RELATED FAIR VALUE
Municipal bonds	$9	$3,381	$—	$—

At September 30, 2012, the fair value of Cleco Power's available-for-sale securities by contractual maturity was:

(THOUSANDS)	AT SEPT. 30, 2012
One year or less	$1,022
Over one year through five years	3,448
Total fair value	$4,470

There were no realized gains or losses on Cleco Power's available-for-sale securities during the three and nine months ended September 30, 2012 and 2011. Realized gains and losses will be determined on a specific identification basis.

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

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

difference between the present value of the fixed payments to be paid by Cleco Power and the present value of the three-month LIBOR payments to be received by Cleco Power. Since future LIBOR rates are not available for each month until termination, quoted LIBOR rates from an active exchange for observable time periods were used to create a forward LIBOR curve for all months until termination. Because of the inputs and common techniques used to calculate fair value, the swap valuation was considered Level 2. Cleco Power recognized $0.8 million unrealized mark-to-market gains and $0.7 million unrealized mark-to-market losses in other comprehensive income for the three and nine months ended September 30, 2012, respectively. The fair market value of $4.1 million and $3.3 million for the forward starting interest rate swap was recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as an interest rate risk management liability as of September 30, 2012 and December 31, 2011, respectively. There was no impact to earnings due to ineffectiveness for the three and nine months ended September 30, 2012.

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

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPT. 30, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2011	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$74,712	$—	$74,712	$—	$118,951	$—	$118,951	$—
Municipal bonds	$4,470	$—	$4,470	$—	$—	$—	$—	$—
Total assets	$79,182	$—	$79,182	$—	$118,951	$—	$118,951	$—
Liability Description
Energy market derivatives	$—	$—	$—	$—	$5,336	$—	$5,336	$—
Interest rate derivatives	4,063	—	4,063	—	3,330	—	3,330	—
Long-term debt	1,553,694	—	1,553,694	—	1,542,867	—	1,542,867	—
Total liabilities	$1,557,757	$—	$1,557,757	$—	$1,551,533	$—	$1,551,533	$—

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPT. 30, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2011	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$61,115	$—	$61,115	$—	$99,955	$—	$99,955	$—
Municipal bonds	$4,470	$—	$4,470	$—	$—	$—	$—	$—
Total assets	$65,585	$—	$65,585	$—	$99,955	$—	$99,955	$—
Liability Description
Energy market derivatives	$—	$—	$—	$—	$5,336	$—	$5,336	$—
Interest rate derivatives	4,063	—	4,063	—	3,330	—	3,330	—
Long-term debt	1,553,694	—	1,553,694	—	1,532,867	—	1,532,867	—
Total liabilities	$1,557,757	$—	$1,557,757	$—	$1,541,533	$—	$1,541,533	$—

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
The institutional money market funds were reported on the Cleco Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents in the amounts of $58.5 million, $3.4 million, and $12.8 million, respectively, at September 30, 2012. At Cleco Power, the institutional money market funds were reported on the condensed consolidated balance sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents and were $45.0 million, $3.4 million, and $12.7 million, respectively, as of September 30, 2012.
The municipal bonds were reported on Cleco and Cleco Power's Condensed Consolidated Balance Sheets in restricted investments in the amount of $4.5 million at September 30,

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

2012.
The forward starting interest rate swap was reported on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as a current liability in the line item interest rate risk management liability as of September 30, 2012.
Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities. The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return. For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach. These techniques have been applied consistently from fiscal period to fiscal period. Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Cleco had no Level 3 assets or liabilities at September 30, 2012 or December 31, 2011.
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
The Level 2 municipal bonds consisted of a single class. In order to maximize income and to meet the requirements established by the LPSC for the restricted reserve fund, restricted cash and cash equivalents were invested in short-term, fixed-income, debt instruments in order to maintain safety and liquidity. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the municipal bonds. Quarterly, Cleco receives reports from the trustee for the investment manager which provides the fair value measurement. Cleco performs an evaluation of those reports to verify the fair value of the securities.
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
Cleco has a policy which states that transfers between Levels 1, 2, and 3 are recognized at the end of a reporting period. During the nine months ended September 30, 2012, and the year ended December 31, 2011, Cleco did not experience any transfers between levels.

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
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS) FAIR VALUE	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2012	AT DEC. 31, 2011
Commodity contracts
Fuel cost hedges:
Current	Energy risk management liability, net	$—	$(5,336)
Total		$—	$(5,336)

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30,				FOR THE NINE MONTHS ENDED SEPT. 30,
		2012	2011		2012	2011
(THOUSANDS)	LOSS IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES	LOSS IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
Fuel cost hedges(1)	Fuel used for electric generation	$(595)	$(5,678)	Fuel used for electric generation	$(8,210)	$(14,675)
Total		$(595)	$(5,678)		$(8,210)	$(14,675)
(1)In accordance with the authoritative guidance for regulated operations, no unrealized gains or losses and $0.1 million of deferred losses associated with fuel cost hedges are reported in Accumulated Deferred Fuel on the balance sheet as of September 30, 2012, compared to $5.3 million of unrealized losses and $1.2 million of deferred losses associated with fuel cost hedges as of December 31, 2011. As gains and losses are realized in future periods, they will be recorded as Fuel Used for Electric Generation on the income statement.

At September 30, 2012, Cleco Power had no open positions hedged for natural gas fuel costs. At December 31, 2011, Cleco Power had 2.2 million MMBtus hedged or approximately 3% of gas requirements for a two-year period.
The following tables present the effect of derivatives

designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011.

				FOR THE THREE MONTHS ENDED SEPT. 30,
	2012			2011
(THOUSANDS)	AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives	$802	$17	*	$(29,962)	$89	*
* The gain (loss) reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.

				FOR THE NINE MONTHS ENDED SEPT. 30,
	2012			2011
(THOUSANDS)	AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives(1)	$(733)	$(39	)*	$(29,962)	$267	*
* The (loss) gain reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) During the nine months ended September 30, 2012, Cleco recorded $2.6 million of ineffectiveness related to the interest rate derivatives as a regulatory asset.

At September 30, 2012, Cleco Power expected $0.4 million of the effective portion of deferred net losses related to interest rate derivatives to be reclassed from accumulated OCI to an increase in interest charges over the next 12 months.

Note 5 — Debt

Short-term Debt
At September 30, 2012 and December 31, 2011, Cleco and Cleco Power had no short-term debt outstanding.

Long-term Debt
At September 30, 2012, Cleco and Cleco Power's long-term debt outstanding was $1.33 billion, of which $90.9 million was due within one year. The long-term debt due within one year at September 30, 2012, represents $75.0 million in senior notes due May 1, 2013, $14.0 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $1.9 million of capital lease payments. For Cleco, long-term debt decreased $33.2 million from December 31, 2011, primarily due to Cleco Power redeeming $50.1 million of DeSoto Parish pollution control bonds in May 2012 and $11.2 million of Rapides Parish pollution control bonds in January 2012. Also contributing to the decrease was a $10.0 million reduction in Cleco Corporation's credit facility draws, and $13.1 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2012. These decreases were partially offset by Cleco Power’s issuance of $50.0 million of senior notes in May 2012, $0.5 million of capital lease payments and debt premium amortizations of $0.7 million.
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

Credit Facilities
At September 30, 2012, Cleco Corporation and Cleco Power had no borrowings outstanding under their respective existing credit facilities.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

Note 6 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. During the first nine months of 2012, Cleco made no discretionary or required contributions to the pension plan and does not expect to make required or discretionary contributions to the pension plan for the remainder of the year. During 2011, Cleco made $60.0 million in discretionary contributions to the pension plan, with $40.1 million designated for the 2010 plan year and the remaining $19.9 million designated for the 2011 plan year. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three and nine months ended September 30, 2012 and 2011, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011	2012	2011
Components of periodic benefit cost:
Service cost	$2,078	$2,097	$303	$390
Interest cost	4,563	4,407	334	443
Expected return on plan assets	(5,201)	(6,161)	—	—
Amortizations:
Transition obligation	—	—	5	5
Prior period service cost	(18)	(18)	—	(51)
Net loss	2,087	1,389	112	246
Net periodic benefit cost	$3,509	$1,714	$754	$1,033

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011	2012	2011
Components of periodic benefit cost:
Service cost	$6,234	$6,292	$1,096	$1,149
Interest cost	13,690	13,222	1,287	1,364
Expected return on plan assets	(15,604)	(18,484)	—	—
Amortizations:
Transition obligation	—	—	15	15
Prior period service cost	(53)	(54)	—	(154)
Net loss	6,259	4,167	512	758
Net periodic benefit cost	$10,526	$5,143	$2,910	$3,132

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2012, was $0.5 million and $1.6 million, respectively. Amounts for the same periods in 2011 were also $0.5 million and $1.6 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The current portion of the other benefits liability for Cleco was $3.1 million at September 30, 2012. The amount at December 31, 2011, was also $3.1 million. The current portion of the other benefits liability for Cleco Power was $2.9 million at September 30, 2012. The amount at December 31, 2011, was also $2.9 million. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012, was $0.7 million and $2.5 million, respectively. Amounts for the same periods in 2011 were $0.9 million and $2.7 million, respectively.
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

SERP
Certain Cleco executive officers are covered by the SERP. The SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. Cleco does not fund the SERP liability but instead pays for current benefits out of the general funds available. Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP payments. However, since SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired. No contributions to the SERP were made during the three and nine months ended September 30, 2012 or 2011. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011	2012	2011
Components of periodic benefit cost:
Service cost	$372	$392	$1,115	$1,175
Interest cost	632	526	1,895	1,578
Amortizations:
Prior period service cost	13	13	40	40
Net loss	441	234	1,324	705
Net periodic benefit cost	$1,458	$1,165	$4,374	$3,498

The SERP liabilities are reported on the individual subsidiaries’ financial statements. At September 30, 2012 and December 31, 2011, the current portion of the SERP liability for Cleco was $2.5 million and $2.2 million, respectively. The current portion of the SERP liability for Cleco Power was $0.8 million at September 30, 2012. The amount at December 31, 2011, was also $0.8 million. The expense related to the SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.4 million and $1.1 million for the three and nine months ended September 30, 2012, respectively, compared to $0.3 million and $0.9 million for the same periods in 2011.

401(k) Plan
Most employees are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, Cleco makes matching contributions and funds dividend reinvestments with cash. Cleco’s 401(k) Plan expense for the three and nine months ended September 30, 2012 and 2011 is as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011	2012	2011
401(k) Plan expense	$963	$945	$3,303	$2,998

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2012, was $0.2 million and $0.8 million, respectively. Amounts for the same periods in 2011 were $0.2 million and $0.7 million, respectively.

Note 7 — Income Taxes
The following table summarizes the effective income tax rates for Cleco and Cleco Power for the three and nine month periods ended September 30, 2012 and 2011.

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2012	2011	2012	2011
Cleco	24.0%	27.3%	27.8%	30.8%
Cleco Power	25.5%	37.0%	31.0%	34.1%

Effective Tax Rates
For the three and nine months ended September 30, 2012 and 2011, the effective income tax rate for Cleco was different than the federal statutory rate due to permanent tax deductions, flow-through of tax benefits associated with AFUDC equity, tax benefits delivered from Cleco’s investment in the NMTC Fund, other credits, favorable settlements with taxing authorities, and state tax expense.
For the three and nine months ended September 30, 2012 and 2011, the effective income tax rate for Cleco Power was different than the federal statutory rate due to permanent tax deductions, other credits, favorable settlements with taxing authorities, flow-through of tax benefits associated with AFUDC equity, and state tax expense.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of September 30, 2012, Cleco had a deferred tax asset resulting from New Markets Tax Credit carryforwards of $75.2 million. If the New Markets Tax Credit carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to New Markets Tax Credit carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
Cleco Corporation filed its 2011 federal income tax return and generated a $477.7 million net operating loss carryforward. Of the $477.7 million net operating loss carryforward generated, $436.9 million is attributable to Cleco Power. The net operating loss carryforward was primarily related to a tax accounting method change for bonus depreciation associated with Madison Unit 3. On July 3, 2012, Cleco filed a Private Letter Ruling request with the IRS in order to determine the appropriateness and timing of taking this special depreciation deduction for Madison Unit 3.  The IRS is expected to take up to six months to consider the ruling request and issue a final ruling on the matter. Cleco and Cleco Power consider it more likely than not that these losses will be utilized to reduce future income taxes and both Cleco and Cleco Power expect to utilize the entire net operating loss carryforward within the next four years.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. The total amounts of uncertain tax positions and related interest payable and interest expense, as reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets and Statements of Income, are shown in the following tables.

(THOUSANDS)	AT SEPT. 30, 2012	AT DEC. 31, 2011
Interest payable
Cleco	$2,166	$13,843
Cleco Power	$5,502	$17,327

The interest payable reflects the amount of interest anticipated to be paid to taxing authorities. These amounts do not include any offset for amounts that may be recovered from customers under existing rate orders. The amounts expected to be recoverable from Cleco Power's customers under existing rate orders at September 30, 2012 and December 31, 2011, are $6.0 million and $9.3 million, respectively.

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011	2012	2011
Interest charges
Cleco	$(121)	$93	$(8,477)	$2,954
Cleco Power	$133	$(420)	$(9,504)	$1,356

The interest charges reflect the amount of interest anticipated to be paid to taxing authorities. These amounts do not include any offset for the amounts that may be recovered from customers under the existing rate orders. The amounts

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

expected to be recoverable from Cleco Power's customers under existing rate orders at September 30, 2012 and December 31, 2011, are $3.3 million and $1.6 million, respectively.
The total liability for unrecognized tax benefits for Cleco at September 30, 2012 and December 31, 2011, is shown in the following table.

Cleco
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at December 31, 2011	$56,235
Additions for tax positions of current period	640
Reductions for tax positions of current period	—
Additions for tax positions of prior periods	—
Reduction for tax positions of prior periods	22,418
Reduction for settlement with tax authority	32,062
Reduction for lapse of statute of limitations	—
Balance at September 30, 2012	$2,395

The total liability (asset) for unrecognized tax benefits for Cleco Power at September 30, 2012 and December 31, 2011, is shown in the following table.

Cleco Power
(THOUSANDS)	LIABILITY (ASSET) FOR UNRECOGNIZED TAX BENEFITS
Balance at December 31, 2011	$52,558
Additions for tax positions of current period	640
Reductions for tax positions of current period	—
Additions for tax positions of prior periods	—
Reduction for tax positions of prior periods	21,327
Reduction for settlement with tax authority	32,062
Reduction for lapse of statute of limitations	—
Balance at September 30, 2012	$(191)

The federal income tax years that remain subject to examination by the IRS are 2001 through 2011. The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2001 through 2011. In December 2010, Cleco deposited $52.2 million with the IRS associated with the years under audit. In February 2011, Cleco deposited an additional $8.2 million with the IRS associated with the years currently under audit. Of the $60.4 million deposited, $43.5 million remains to either offset tax and interest liabilities for tax years subsequent to 2003 or to be refunded.

Cleco is currently under audit by the IRS for the years 2001 through 2009. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2012, could decrease by a maximum of $0.6 million for Cleco and the balance for Cleco Power would be unchanged in the next 12 months as a result of reaching settlements with the IRS and state tax authorities. The settlements could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.

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

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2012 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$282,894	$—	$—	$—	$282,894
Tolling operations	—	13,890	—	(13,890)	—
Other operations	14,905	1	502	—	15,408
Electric customer credits	(930)	—	—	—	(930)
Affiliate revenue	343	—	12,343	(12,686)	—
Operating revenue, net	$297,212	$13,891	$12,845	$(26,576)	$297,372
Depreciation	$33,199	$1,499	$233	$—	$34,931
Interest charges	$21,962	$(69)	$(124)	$197	$21,966
Interest income	$129	$—	$(194)	$197	$132
Federal and state income tax expense (benefit)	$19,740	$2,489	$(2,050)	$—	$20,179
Segment profit	$57,783	$3,429	$2,606	$—	$63,818
Additions to long-lived assets	$65,073	$799	$503	$—	$66,375
Equity investment in investees	$14,532	$—	$9	$—	$14,541
Total segment assets	$3,840,131	$221,503	$194,996	$(149,737)	$4,106,893

2011 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$324,532	$—	$—	$—	$324,532
Tolling operations	—	9,133	—	—	9,133
Other operations	15,565	1	500	(2)	16,064
Electric customer credits	1,852	—	—	—	1,852
Affiliate revenue	347	—	13,448	(13,795)	$—
Operating revenue, net	$342,296	$9,134	$13,948	$(13,797)	$351,581
Depreciation	$29,539	$1,457	$241	$—	$31,237
Interest charges	$25,306	$752	$(308)	$29	$25,779
Interest income	$276	$5	$199	$29	$509
Equity loss from investees, before tax	$—	$—	$(1)	$—	$(1)
Federal and state income tax expense (benefit)	$31,656	$444	$(7,363)	$—	$24,737
Segment profit	$53,833	$5,946	$6,063	$—	$65,842
Additions to long-lived assets	$76,213	$4,074	$81	$—	$80,368
Equity investment in investees (1)	$14,532	$—	$8	$—	$14,540
Total segment assets (1)	$3,726,471	$233,891	$201,074	$(111,234)	$4,050,202
(1) Balances as of December 31, 2011

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2012 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$720,776	$—	$—	$—	$720,776
Tolling operations	—	21,434	—	(21,434)	—
Other operations	36,967	2	1,496	(1)	38,464
Electric customer credits	1,025	—	—	—	1,025
Affiliate revenue	1,030	—	37,540	(38,570)	—
Operating revenue	$759,798	$21,436	$39,036	$(60,005)	$760,265
Depreciation	$93,847	$4,491	$689	$1	$99,028
Interest charges	$61,253	$244	$1,320	$388	$63,205
Interest income	$153	$—	$(379)	$389	$163
Equity income from investees, before tax	$—	$—	$1	$—	$1
Federal and state income tax expense (benefit)	$54,748	$7,278	$(7,916)	$—	$54,110
Segment profit	$121,873	$11,053	$7,610	$—	$140,536
Additions to long-lived assets	$159,836	$6,811	$1,371	$—	$168,018
Equity investment in investees	$14,532	$—	$9	$—	$14,541
Total segment assets	$3,840,131	$221,503	$194,996	$(149,737)	$4,106,893

2011 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$823,484	$—	$—	$—	$823,484
Tolling operations	—	16,137	—	—	16,137
Other operations	40,261	8	1,511	(5)	41,775
Electric customer credits	(3,405)	—	—	—	(3,405)
Affiliate revenue	1,041	45	37,544	(38,428)	202
Operating revenue	$861,381	$16,190	$39,055	$(38,433)	$878,193
Depreciation	$86,650	$4,370	$728	$1	$91,749
Interest charges	$74,029	$1,963	$1,891	$128	$78,011
Interest income	$557	$6	$103	$128	$794
Equity income (loss) from investees, before tax	$—	$62,053	$(2)	$—	$62,051
Federal and state income tax expense (benefit)	$61,935	$21,296	$(9,781)	$1	$73,451
Segment profit (1)	$119,557	$39,274	$6,374	$—	$165,205
Additions to long-lived assets	$152,082	$5,202	$749	$—	$158,033
Equity investment in investees (2)	$14,532	$—	$8	$—	$14,540
Total segment assets (2)	$3,726,471	$233,891	$201,074	$(111,234)	$4,050,202
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$165,205
(2) Balances as of December 31, 2011	Unallocated items:
	Preferred dividends requirements			26
	Preferred stock redemption costs			112
	Net income applicable to common stock			$165,067

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

Note 9 — Electric Customer Credits
Beginning in 2010, the amount of Cleco Power’s yearly retail earnings is subject to the terms of an FRP established by the LPSC. The rates and the FRP became effective upon commencement of commercial operations at Madison Unit 3 on February 12, 2010. The 2010 FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually. The ultimate amount of any customer refund is subject to LPSC approval. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30.
On October 31, 2011, Cleco Power filed its report for the 12 months ended June 30, 2011, which indicated that $5.1 million was due to be returned to customers. On July 18, 2012, the LPSC approved the monitoring report for the 12 months ended June 30, 2011. Cleco Power issued refunds for this filing on customers' bills during the third quarter of 2012.
Cleco Power expects to file its monitoring report for the 12 months ended June 30, 2012, by October 31, 2012, which will indicate $1.7 million is due to be returned to customers.
The accrual for estimated electric customer credits reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, was $2.5 million and $7.3 million, respectively.

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

Acadia Unit 2 transaction, see Note 13 — “Acadia Unit 2 Transaction.”
The following table contains summarized financial information for Cajun prior to the disposition of Acadia Unit 2.

(THOUSANDS)	FOR THE NINE MONTHS ENDED SEPT. 30, 2011*
Operating revenue	$5,227
Operating expenses	5,914
Gain on sale of assets	71,422
Other income	929
Income before taxes	$71,664
*The 2011 income statement includes only activity through the April 29, 2011, reconsolidation.

Prior to the reconsolidation, income tax expenses related to Cajun were recorded on APH’s financial statements. For the four months ended April 30, 2011, income tax expenses related to Cajun on APH’s financial statements were $24.0 million.

Equity Method VIEs

Equity investment in investees at September 30, 2012, primarily represented Cleco Power’s $14.5 million investment in Oxbow. Equity investments which are less than 100% owned by Cleco Innovations LLC represented less than $0.1 million of the total balance.
The following table presents the equity income (loss) from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011	2012	2011
Cajun	$—	$—	$—	$62,053
Subsidiaries less than 100% owned by Cleco Innovations	—	(1)	1	(2)
Total equity (loss) income	$—	$(1)	$1	$62,051

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco’s current assessment of its maximum exposure to loss related to Oxbow at September 30, 2012, consisted of its equity investment of $14.5 million. The following table presents the components of Cleco Power’s equity investment in Oxbow.

INCEPTION TO DATE (THOUSANDS)	AT SEPT. 30, 2012	AT DEC. 31, 2011
Purchase price	$12,873	$12,873
Cash contributions	1,659	1,659
Total equity investment in investee	$14,532	$14,532

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

(THOUSANDS)	AT SEPT. 30, 2012	AT DEC. 31, 2011
Oxbow’s net assets/liabilities	$29,065	$29,065
Cleco Power’s 50% equity	$14,532	$14,532
Cleco’s maximum exposure to loss	$14,532	$14,532

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

The following tables contain summarized financial information for Oxbow.

(THOUSANDS)	AT SEPT. 30, 2012	AT DEC. 31, 2011
Current assets	$1,753	$1,711
Property, plant, and equipment, net	23,119	23,339
Other assets	4,247	4,128
Total assets	$29,119	$29,178
Current liabilities	$24	$40
Other liabilities	30	73
Partners’ capital	29,065	29,065
Total liabilities and partners’ capital	$29,119	$29,178

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011	2012	2011
Operating revenue	$450	$382	$1,125	$880
Operating expenses	450	382	1,125	880
Income before taxes	$—	$—	$—	$—

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

Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute). CERCLA establishes several classes of potentially responsible parties (PRPs) for a contaminated site, and imposes strict, joint and several liability on those PRPs for the cost of response to the contamination. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at an area known as the Devil’s Swamp Lake site just northwest of Baton Rouge, Louisiana. The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site. The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site. The EPA has yet to make a final determination on whether to add Devil’s Swamp Lake site to the NPL. The PRPs began discussing a potential proposal to the EPA in February 2008 and since that time, Cleco is unaware of any progress made in regard to the RI/FS negotiations. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the facility site, if any, may be and whether or not this will have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Discrimination Complaints
On December 11, 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race. Each is seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs seek monetary compensation exceeding $35.0 million. On July 29, 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race. The additional plaintiff seeks compensation of no less than $2.5 million and became the 13th plaintiff. On April 13, 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the 13 cases with prejudice. In September 2011, the Court ruled on Cleco’s summary judgment motions. The judge granted and denied the motions in part, with the end result that 11 out of 12 of the remaining plaintiffs have at least one claim remaining. The Court has severed the cases of the 11 remaining plaintiffs for further proceedings, and, if necessary, the trial. Additional depositions were completed in February 2012, and Cleco filed a summary judgment motion in each of the remaining 11 cases on March 8, 2012. Each of such motions was fully briefed and submitted for decision by May 11, 2012. None of these cases has been set for trial and likely will not be set until the Court rules on Cleco’s motions for summary judgment.
On July 31, 2012, nine of the eleven plaintiffs in the pending discrimination suits described above filed a new lawsuit in the same federal court in Shreveport alleging that Cleco and its Chief Executive Officer retaliated against them for pursuing their discrimination claims by directly writing them an offer of settlement that contained allegedly intimidating threats. The nine plaintiffs consist of six current employees and three former employees. The plaintiffs filed an amended complaint on August 29, 2012, stating that such settlement letters were delivered to legal counsel for each of the plaintiffs and not directly to the plaintiffs. On September 6, 2012, Cleco filed a motion to dismiss the lawsuit. The basis of such motion is Cleco's argument that statements made in an offer of settlement cannot constitute retaliation and give rise to damages pursuant to judicial policies favoring settlement. Otherwise Cleco argues that the amended complaint fails to state a cause of action upon which relief can be granted.
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

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

an operating and franchise agreement dated May 14, 1991, pursuant to which Cleco Power operates its own electric facilities and leases and operates electric facilities owned by the City of Opelousas. In April 2010, Cleco Power filed a petition with the LPSC appealing to its expertise in declaring that the ratepayers of Opelousas have been properly charged the rates that are applicable to Cleco Power’s retail customers and that no overcharges have been collected. In addition, Cleco Power removed the purported class action lawsuit filed on behalf of Opelousas electric customers from the state court to the U.S. District Court for the Western District of Louisiana in April 2010, so that it could be properly addressed under the terms of the Class Action Fairness Act. On May 11, 2010, a second class action lawsuit was filed in the 27th Judicial District Court for St. Landry Parish, State of Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of 249 Opelousas residents. Cleco Power has responded in the same manner as with the first class action lawsuit. In September 2010, the federal court remanded both cases to the state court in which they were originally filed for further proceedings. In January 2011, the presiding judge in the state court proceeding ruled that the jurisdiction to hear the two class actions resides in the state court and not with the LPSC as argued by both Cleco and the LPSC Staff. Both Cleco and the LPSC Staff appealed this ruling to the Third Circuit Court of Appeals for the State of Louisiana (Third Circuit). In September 2011, the Third Circuit denied both appeals. In October 2011, both Cleco and the LPSC appealed the Third Circuit’s ruling to the Louisiana Supreme Court. In November 2011, the Louisiana Supreme Court granted the appeals and remanded the case to the Third Circuit for further briefing, argument, and opinion. In February 2011, the administrative law judge (ALJ) in the LPSC proceeding ruled that the LPSC has jurisdiction to decide the claims raised by the class action plaintiffs. At its December 2011 Business and Executive Session, the LPSC adopted the ALJ’s recommendation that Cleco be granted summary judgment in its declaratory action finding that Cleco’s ratepayers in the City of Opelousas have been served under applicable rates and policies approved by the LPSC and Cleco’s Opelousas ratepayers have not been overcharged in connection with LPSC rates or ratemaking. On January 30, 2012, the class action plaintiffs filed their appeal of such LPSC decision to the 19th Judicial District Court for Baton Rouge Parish, State of Louisiana. On February 15, 2012, the Third Circuit ruled that the state court, and not the LPSC, has jurisdiction to hear the case. On March 15, 2012, Cleco Power appealed the Third Circuit’s ruling to the Louisiana Supreme Court asking that it overturn the Third Circuit decision and confirm the LPSC’s exclusive jurisdiction over this matter. The LPSC also appealed the Third Circuit’s ruling to the Louisiana Supreme Court in March 2012. On May 18, 2012, the Louisiana Supreme Court granted the writ application of Cleco Power and the LPSC and set the matter for further briefing on the merits of the jurisdiction question raised in the writ application. Such briefing was completed during the third quarter of 2012 and the Louisiana Supreme Court heard oral arguments on September 7, 2012. A decision from the Louisiana Supreme Court is expected during the fourth quarter of 2012. In view of the uncertainty of the claims, management is not able to predict or give a reasonable estimate of the possible range of liability, if any, of these claims. However, if it is found that Cleco Power overcharged customers resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

LPSC Audits

Fuel Audit
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through an LPSC-established fuel adjustment clause that enables Cleco Power to pass on to its customers substantially all such charges. The LPSC Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit of fuel adjustment clause filings will be performed not less than every other year. In March 2009, the LPSC initiated an audit of fuel adjustment clause filings for the years 2003 through 2008. The total amount of fuel expenses included in the audit was approximately $3.26 billion. In February 2012, the LPSC Staff’s consultant issued a preliminary audit report recommending a cost disallowance of approximately $0.4 million plus interest for these filing years. There was no opposition from intervenors to the recommendations of the LPSC Staff’s consultant and the report was approved by the LPSC on July 18, 2012. Cleco Power made refunds of $0.4 million plus interest to customers during the September 2012 billing cycle. Cleco Power has fuel adjustment clause filings for the years 2009 through 2011 that remain subject to audit.

Environmental Audit
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an environmental adjustment clause to recover certain costs of environmental compliance as an adder to customers’ bills. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the cost of reagents such as ammonia and limestone that are used to reduce air emissions. In November 2011, the LPSC initiated an audit of the costs for the period October 2009 through October 2010. The total amount of environmental expenses included in the audit was approximately $11.3 million. In April 2012, the LPSC Staff’s consultant issued a preliminary audit report recommending no cost disallowance for the review period. There was no opposition from intervenors to the recommendations of the LPSC Staff’s consultant and the report was approved by the LPSC on July 18, 2012. Cleco Power has environmental adjustment clause filings for the years 2010 through 2012 that remain subject to audit.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of September 30, 2012, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is approximately $2.5 million.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Cleco’s off-balance sheet commitments as of September 30, 2012, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

	AT SEPT. 30, 2012
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

Disclosures about Guarantees
Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004. This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished. The discounted probability-weighted liability under the guarantees and indemnifications recognized on Cleco’s Condensed

Consolidated Balance Sheet as of September 30, 2012, was $0.2 million. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.
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
Acadia and APH will reduce the indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of approximately three years. After the three-year period, a residual value of less than $0.1 million will remain. At September 30, 2012, Acadia had an indemnification liability of approximately $0.4 million remaining, which represents the risk of payment, as a contingent sale obligation recorded on Cleco’s Condensed Consolidated Balance Sheet. APH recognized no income for the three and nine months ended September 30, 2012, and no income for the three months ended September 30, 2011, and $0.5 million for the nine months ended September 30, 2011, respectively, primarily due to the contractual expiration of the underlying indemnifications. Acadia recognized no income for the three months ended September 30, 2012, and income of $7.2 million for the nine months ended September 30, 2012, primarily due to the contractual expiration of the underlying indemnifications. During the three and nine months ended September 30, 2011, Acadia recognized income of $1.0 million and $1.1 million, respectively, primarily due to the contractual expiration of the underlying indemnifications.
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
Acadia and APH will reduce the indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of three years. After the three-year period, a residual value of approximately $0.2 million will remain. At September 30, 2012, Acadia had an indemnification liability of $10.0 million remaining, which represents the risk of payment, as a contingent sale obligation recorded on Cleco’s Condensed Consolidated Balance Sheet. Acadia recognized no income for the three months ended September 30, 2012, and $11.8 million for the nine months ended September 30, 2012, primarily due to the contractual expiration of the underlying

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

indemnifications. The maximum amount of the potential payment to Entergy Louisiana for the indemnifications is the purchase price of $298.8 million, except for the liabilities retained by Acadia, for which there is no maximum amount. Cleco Corporation is obligated to pay the same maximum amounts as Acadia if Acadia is unable to pay claims to Entergy Louisiana pursuant to the guarantee.
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At September 30, 2012, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement does not terminate pursuant to its terms until 2026 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under the guarantee.
In its bylaws, Cleco Corporation has agreed to indemnify directors, officers, agents, and employees who are made a party to a pending or completed suit, arbitration, investigation, or other proceeding whether civil, criminal, investigative or administrative, if the basis of inclusion arises as the result of acts conducted in the discharge of their official capacity. Cleco Corporation has purchased various insurance policies to reduce the risks associated with the indemnification. In its operating agreement, Cleco Power provides for the same indemnification as described above with respect to its managers, officers, agents and employees.
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

				AT SEPT. 30, 2012
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(THOUSANDS)	NET AMOUNT COMMITTED	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Off-balance sheet commitments	$4,225	$3,725	$—	$—	$500
On-balance sheet guarantees	14,356	—	10,350	—	4,006
Total	$18,581	$3,725	$10,350	$—	$4,506

Other Commitments

New Markets Tax Credits
In 2008, Cleco Corporation and US Bancorp Community Development (USBCDC) formed the NMTC Fund. Cleco has a 99.9% membership interest in the NMTC Fund and USBCDC has a 0.1% interest in the NMTC Fund. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate New Markets Tax Credits and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009. The tax benefits received from the NMTC Fund reduce the federal income tax obligations of Cleco Corporation. In total, Cleco Corporation will contribute $285.5 million of equity contributions to the NMTC Fund and will receive at least $303.8 million in the form of tax credits, tax losses, capital gains/losses, earnings and cash over the life of the investment, which ends in 2017. The $18.3 million difference between equity contributions and total benefits received will be recognized over the life of the NMTC Fund as net tax benefits are delivered. The following table reflects remaining future equity contributions.

(THOUSANDS)	CONTRIBUTION
Three months ending Dec. 31, 2012	$12,786
Years ending Dec. 31,
2013	50,822
2014	39,059
2015	12,975
2016	11,890
2017	3,292
Total	$130,824

Of the $130.8 million, $51.6 million is due to be paid within the next 12 months. Due to the right of offset, the investment and associated debt are presented on Cleco’s Condensed Consolidated Balance Sheet in the line item titled tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of September 30, 2012, was $104.7 million. The amount of tax benefits delivered but not utilized as of September 30, 2012, was $86.5 million and is reflected as a deferred tax asset.
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

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

following table contains the disclosures required by the authoritative guidelines for equity investments with an imputed interest rate.

(THOUSANDS)
Equity contributions, imputed interest rate 6%
Principal payment schedule above:	$130,824
Less: unamortized discount	12,291
Total	$118,533

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

Note 12 — Affiliate Transactions
At September 30, 2012, Cleco Corporation had no affiliate balances that were payable to or due from its non-consolidated affiliates.
Cleco Power has affiliate balances that are payable to or due from its affiliates. At September 30, 2012, the payable to Support Group was $5.7 million, the payable to Cleco Corporation was $0.8 million, the payable to Evangeline was $3.5 million, and the payable to other affiliates was less than $0.1 million. Also, at September 30, 2012, the receivable from Support Group was $2.0 million, the receivable from Cleco Corporation was $1.3 million, and the receivable from other affiliates was less than $0.1 million.

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

Note 14 — Storm Restoration
On August 28, 2012, Hurricane Isaac made landfall in south Louisiana as a Category 1 hurricane, causing power outages to approximately 95,000, or 34%, of Cleco Power’s electric customers and affecting Cleco Power’s entire service territory. By September 2, 2012, power was restored to 100% of customers who could receive power.
The current estimate of the cost of restoration for Hurricane Isaac is approximately $21.4 million. The damage

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

to equipment from the storm required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 61.8% of the restoration costs recorded at September 30, 2012, or approximately $13.2 million. The remaining cost was offset against Cleco Power’s existing storm damage reserve.

Note 15 — Subsequent Event
On October 30, 2012, Cleco Power announced Evangeline as the winning bidder in Cleco Power's 2012 Long-Term RFP, subject to further due diligence, the completion of definitive agreements, and regulatory approvals from the LPSC and FERC. The transaction is a transfer of ownership and control of Coughlin Power Station from Evangeline to Cleco Power.  The transaction is expected to be closed in the third quarter of 2013, after the completion of regulatory reviews.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2012 and September 30, 2011.

RESULTS OF OPERATIONS

Overview
Cleco is a regional energy company that conducts substantially all of its business operations through its two primary subsidiaries:

•
Cleco Power, a regulated electric utility company, which owns 9 generating units with a total nameplate capacity of 2,524 MW and serves approximately 281,000 customers in Louisiana through its retail business and 10 communities across Louisiana and Mississippi through wholesale power contracts and

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

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket. The project received LPSC and SPP approval in February 2009. Cleco Power’s estimated cost for its portion of the project is $125.0 million, including AFUDC. As of September 30, 2012, Cleco Power had spent $119.6 million on the project. A return on and recovery of the costs associated with the completed portions of the Acadiana Load Pocket project are included in base revenue. The project was substantially completed by the end of June 2012. Remaining portions of the project are expected to be complete by December 2012. For information on the impact the Acadiana Load Pocket project is expected to have on base revenue, see “— Comparison of the Three Months Ended September 30, 2012 and 2011 — Cleco Power — Base.”

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement advanced metering technology for all of Cleco Power’s retail customers. Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million. The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009. Advanced metering technology includes the installation of electric meters that enable two-way communication capabilities between a home or business and a utility company. At September 30, 2012, Cleco Power had incurred $45.4 million in project costs, of which $20.0 million has been submitted to the DOE for reimbursement. As of September 30, 2012, Cleco Power had received $18.5 million in payments from the DOE. The project is expected to be completed in the third quarter of 2013. For more information on the AMI Project, see "— Financial Condition — Regulatory and Other Matters — AMI Project."

Power Supply Options
Cleco Power is evaluating a range of long-term power supply options beyond 2012. Cleco Power is continuing to update its IRP to look at future sources of supply to meet its capacity and energy requirements and to comply with new environmental standards. In August 2011, Cleco Power issued an RFP for resources to enhance reliability for January through April 2012 and selected and negotiated two agreements from the RFP, a power purchase agreement with NRG Power Marketing LLC and a tolling agreement with Evangeline. Both agreements began on January 1, 2012 and ended on April 30, 2012. In October 2011, a second RFP, seeking up to approximately 750 MW of capacity and energy, for a three- or five-year period was issued for supply starting May 1, 2012. Cleco Power selected Evangeline’s proposal for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and approved by the LPSC in March 2012 and FERC in April 2012. In May 2012, Cleco Power issued a draft RFP seeking long-term resources beyond April 2015. The final RFP was issued in July 2012 and proposals were received

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

from potential suppliers in August 2012. On October 30, 2012, Cleco Power announced Evangeline as the winning bidder in Cleco Power's 2012 Long-Term RFP. For more information on Cleco Power's RFPs, see “— Financial Condition — Regulatory and Other Matters — Generation RFP” and Item 1, "Notes to the Unaudited Condensed Consolidated Financial Statements — Note 15 — Subsequent Event."

Cleco Midstream

Evangeline
In March 2010, Evangeline restructured its tolling agreement with JPMVEC and shortened the expiration of the prior long-term agreement from 2020 to December 31, 2011 (with a JPMVEC option to extend one year). JPMVEC did not exercise the option to extend the tolling agreement and as a result, Coughlin’s capacity and energy became available to Midstream beginning January 1, 2012. Evangeline was one of the successful bidders in Cleco Power’s RFP for short-term 2012 resources beginning January 1, 2012, and began providing 250 MW of capacity and energy to Cleco Power under a tolling agreement through April 30, 2012. In addition to Cleco Power’s RFP referenced above, in December 2011, Evangeline was also notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power RFP for contractual resources beginning in 2012. The proposal was for a 730-MW product beginning May 1, 2012 and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and was approved by the LPSC in March 2012 and FERC in April 2012. Midstream has been marketing Coughlin’s capacity for periods beginning after April 30, 2015, and has been evaluating various options to optimize Coughlin’s value. On October 30, 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power's 2012 Long-Term RFP. For more information, see “— Financial Condition — Regulatory and Other Matters — Generation RFP” and Item 1, "Notes to the Unaudited Condensed Consolidated Financial Statements — Note 15 — Subsequent Event."

Comparison of the Three Months Ended September 30, 2012 and 2011

Cleco Consolidated
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue, net	$297,372	$351,581	$(54,209)	(15.4)%
Operating expenses	194,025	236,081	42,056	17.8%
Operating income	$103,347	$115,500	$(12,153)	(10.5)%
Allowance for other funds used during construction	$1,882	$902	$980	108.6%
Other expense	$1,232	$2,680	$1,448	54.0%
Interest charges	$21,966	$25,779	$3,813	14.8%
Federal and state income taxes	$20,179	$24,737	$4,558	18.4%
Net income applicable to common stock	$63,818	$65,842	$(2,024)	(3.1)%

Consolidated net income applicable to common stock decreased $2.0 million, or 3.1%, in the third quarter of 2012 compared to the third quarter of 2011 primarily due to lower Midstream and corporate earnings. Partially offsetting this decrease was higher Cleco Power earnings.
Operating revenue, net decreased $54.2 million, or 15.4%, in the third quarter of 2012 compared to the third quarter of 2011 largely as a result of lower fuel cost recovery revenue at Cleco Power.
Operating expenses decreased $42.1 million, or 17.8%, in the third quarter of 2012 compared to the third quarter of 2011 primarily due to lower per unit costs and volumes of fuel used for electric generation.
Allowance for funds used during construction increased $1.0 million, or 108.6%, in the third quarter of 2012 compared to the third quarter of 2011 primarily due to higher AFUDC related to the AMI Project and miscellaneous transmission projects, partially offset by lower amounts from the Acadiana Load Pocket Project and the absence of amounts related to the completion of Teche Unit 4.
Other expense decreased $1.4 million, or 54.0%, in the third quarter of 2012 compared to the third quarter of 2011 largely as a result of an increase in the cash surrender value of life insurance policies at Cleco Corporation.
Interest charges decreased $3.8 million, or 14.8%, during the third quarter of 2012 compared to the third quarter of 2011 primarily due to lower interest charges at Cleco Power.
Federal and state income taxes decreased $4.6 million, or 18.4%, during the third quarter of 2012 compared to the third quarter of 2011 primarily due to $2.9 million for the change in pre-tax income excluding AFUDC equity, $2.9 million for a favorable settlement with taxing authorities, $2.7 million for tax credits, and $0.4 million for miscellaneous items. These decreases were partially offset by $3.1 million for the tax returns filed and $1.2 million to record tax expense at the projected annual effective tax rate.
Results of operations for Cleco Power and Midstream are more fully described below.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue
Base	$180,276	$178,159	$2,117	1.2%
Fuel cost recovery	102,618	146,373	(43,755)	(29.9)%
Electric customer credits	(930)	1,852	(2,782)	(150.2)%
Other operations	14,905	15,565	(660)	(4.2)%
Affiliate revenue	343	347	(4)	(1.2)%
Operating revenue, net	297,212	342,296	(45,084)	(13.2)%
Operating expenses
Fuel used for electric generation – recoverable	78,902	121,739	42,837	35.2%
Power purchased for utility customers – recoverable	23,706	24,627	921	3.7%
Non-recoverable fuel and power purchased	10,347	1,881	(8,466)	(450.1)%
Other operations	29,063	30,451	1,388	4.6%
Maintenance	16,095	15,768	(327)	(2.1)%
Depreciation	33,199	29,539	(3,660)	(12.4)%
Taxes other than income taxes	8,390	8,802	412	4.7%
Gain on sale of assets	—	(6)	(6)	(100.0)%
Total operating expenses	199,702	232,801	33,099	14.2%
Operating income	$97,510	$109,495	$(11,985)	(10.9)%
Allowance for other funds used during construction	$1,882	$902	$980	108.6%
Interest charges	$21,962	$25,306	$3,344	13.2%
Federal and state income taxes	$19,740	$31,656	$11,916	37.6%
Net income	$57,783	$53,833	$3,950	7.3%

Cleco Power’s net income in the third quarter of 2012 increased $4.0 million, or 7.3%, compared to the third quarter of 2011. Contributing factors include:

•lower interest charges,
•higher base revenue,
•lower other operations expenses,

•	higher allowance for other funds used during construction, and
•lower effective income tax rate.

These factors were partially offset by:

•higher non-recoverable fuel and power purchased,
•higher depreciation expense,
•higher electric customer credits, and
•lower other operations revenue.

	FOR THE THREE MONTHS ENDED SEPT. 30,
(MILLION kWh)	2012	2011	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,202	1,274	(5.7)%
Commercial	784	796	(1.5)%
Industrial	582	619	(6.0)%
Other retail	36	36	—
Total retail	2,604	2,725	(4.4)%
Sales for resale	616	652	(5.5)%
Unbilled	(69)	(129)	46.5%
Total retail and wholesale customer sales	3,151	3,248	(3.0)%

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$96,954	$99,144	(2.2)%
Commercial	50,145	48,732	2.9%
Industrial	21,993	22,468	(2.1)%
Other retail	2,669	2,600	2.7%
Surcharge	1,950	2,983	(34.6)%
Other	(1,566)	(1,578)	0.8%
Total retail	172,145	174,349	(1.3)%
Sales for resale	12,459	11,455	8.8%
Unbilled	(4,328)	(7,645)	43.4%
Total retail and wholesale customer sales	$180,276	$178,159	1.2%

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

	FOR THE THREE MONTHS ENDED SEPT. 30,
				2012 CHANGE
	2012	2011	NORMAL	PRIOR YEAR	NORMAL
Cooling-degree days	1,560	1,671	1,511	(6.6)%	3.2%

Base
Base revenue increased $2.1 million, or 1.2%, during the third quarter of 2012 compared to the third quarter of 2011 primarily due to an annual rate adjustment associated with Cleco's FRP.
Cleco Power expects new industrial load to be added during the remainder of 2012 and 2013, primarily driven by expected development of Haynesville shale discovered in northwestern Louisiana. In addition, Cleco Power expects to begin providing service to expansions of current customers’

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

operations, as well as service to new customers. These expansions of service to current customers and service to new customers are expected to contribute base revenue of $0.8 million during the remainder of 2012 and an additional $1.3 million in 2013, $0.6 million in 2014 and $5.3 million in 2015. Cleco Power also anticipates up to an additional $1.0 million of base revenue for the remainder of 2012 associated with the completed portions of the Acadiana Load Pocket transmission project. For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers decreased $43.8 million, or 29.9%, during the third quarter of 2012 compared to the third quarter of 2011 primarily due to decreases in the per-unit cost of fuel used for electric generation and power purchased for utility customers. Also contributing to the decrease were lower volumes of fuel used for electric generation. Partially offsetting the decrease were higher volumes of power purchased for utility customers. Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 89% of Cleco Power’s total fuel cost during the third quarter of 2012 was regulated by the LPSC, while the remainder was regulated by FERC. Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC.

Electric Customer Credits
Electric customer credits increased $2.8 million, or 150.2%, during the third quarter of 2012 compared to the third quarter of 2011 primarily due to the absence of a 2011 decrease in the customer credit accrual and an increase in the current year estimated accrual. For more information on the accrual for electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Other Operations
Other operations revenue decreased $0.7 million, or 4.2%, in the third quarter of 2012 compared to the third quarter of 2011 primarily due to $4.1 million related to lower mineral lease payments, $1.3 million related to the absence of a gain on the sale of Cleco Power’s fuel oil inventory and $0.4 million related to other miscellaneous revenue. Partially offsetting these amounts was $5.1 million related to an increase in wholesale power sales.

Operating Expenses
Operating expenses decreased $33.1 million, or 14.2%, in the third quarter of 2012 compared to the third quarter of 2011. Fuel used for electric generation (recoverable) decreased $42.8 million, or 35.2%, primarily due to lower per unit costs and volumes of fuel used for electric generation as compared to the third quarter of 2011. Power purchased for utility customers (recoverable) decreased $0.9 million, or 3.7%, largely due to lower per unit costs of purchased power. Partially offsetting this decrease was higher volumes of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission. However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. Non-recoverable fuel and power purchased increased $8.5 million, or 450.1%, primarily due to higher non-recoverable wholesale power capacity costs. Other operations expense decreased $1.4 million, or 4.6%, primarily due to lower employee and payroll benefit expenses. Depreciation expense increased $3.7 million, or 12.4%, primarily due to the reclassification of the Acadia acquisition adjustment amortization and normal recurring additions to fixed assets.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $1.0 million, or 108.6%, during the third quarter of 2012 compared to the third quarter of 2011 primarily due to higher AFUDC accruals related to the AMI Project and miscellaneous transmission projects, partially offset by lower amounts from the Acadiana Load Pocket Project and the absence of accruals related to the completion of Teche Unit 4.

Interest Charges
Interest charges decreased $3.3 million, or 13.2%, during the third quarter of 2012 compared to the third quarter of 2011 primarily due to $2.3 million related to reacquired debt in October and December 2011, $1.9 million related to uncertain tax positions, and $0.9 million related to the retirement of pollution control bonds in January and May 2012. Partially offsetting these decreases was $1.8 million related to the issuance of private placement notes in December 2011 and May 2012.

Income Taxes
Federal and state income taxes decreased $11.9 million, or 37.6%, during the third quarter of 2012 compared to the third quarter of 2011. The decrease is primarily due to $3.8 million for tax returns filed, $3.4 million for the change in pre-tax income excluding AFUDC equity, $2.9 million for a favorable settlement with taxing authorities, $1.7 million for tax credits, and $1.0 million to record tax expense at the projected annual effective rate. These decreases were partially offset by $0.9 million for miscellaneous items.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

Midstream
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue
Tolling operations	$13,890	$9,133	$4,757	52.1%
Other operations	1	1	—	—
Operating revenue	13,891	9,134	4,757	52.1%
Operating expenses
Other operations	2,027	2,121	94	4.4%
Maintenance	3,903	(1,131)	(5,034)	(445.1)%
Depreciation	1,499	1,457	(42)	(2.9)%
Taxes other than income taxes	612	620	8	1.3%
Gain on sale of assets	(2)	(62)	(60)	(96.8)%
Total operating expenses	8,039	3,005	(5,034)	(167.5)%
Operating income	$5,852	$6,129	$(277)	(4.5)%
Other income	$—	$1,012	$(1,012)	(100.0)%
Interest charges	$(69)	$752	$821	109.2%
Federal and state income tax expense	$2,489	$444	$(2,045)	(460.6)%
Net income	$3,429	$5,946	$(2,517)	(42.3)%

Factors affecting Midstream during the third quarter of 2012 are described below.

Operating Revenue
Operating revenue increased $4.8 million, or 52.1%, in the third quarter of 2012 compared to the third quarter of 2011 primarily due to higher tolling revenue at Evangeline resulting from the new power purchase agreement with Cleco Power for Units 6 and 7 that began in January 2012 as compared to the Evangeline 2010 Tolling Agreement with JPMVEC for Unit 7.

Operating Expenses
Operating expenses increased $5.0 million, or 167.5%, in the third quarter of 2012 compared to the third quarter of 2011 primarily due to higher maintenance expenses at Evangeline resulting from the absence in 2012 of a 2011 insurance recovery related to outage expenses incurred during 2011.

Other Income
Other income decreased $1.0 million, or 100.0%, in the third quarter of 2012 compared to the third quarter of 2011 due to the absence in 2012 of the contractual expiration of an underlying indemnification resulting from the disposition of Acadia Unit 1.

Interest Charges
Interest charges decreased $0.8 million, or 109.2%, during the third quarter of 2012 compared to the third quarter of 2011 primarily related to uncertain tax positions.

Income Taxes
Federal and state income taxes increased $2.0 million, or 460.6%, during the third quarter of 2012 compared to the third quarter of 2011 primarily due to the tax returns filed. The effective income tax rate is different than the federal statutory rate due to state tax expense.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Cleco Consolidated
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue, net	$760,265	$878,193	$(117,928)	(13.4)%
Operating expenses	528,381	628,597	100,216	15.9%
Operating income	$231,884	$249,596	$(17,712)	(7.1)%
Equity income from investees, before tax	$1	$62,051	$(62,050)	(100.0)%
Other income	$24,223	$3,330	$20,893	627.4%
Interest charges	$63,205	$78,011	$14,806	19.0%
Federal and state income taxes	$54,110	$73,451	$19,341	26.3%
Net income applicable to common stock	$140,536	$165,067	$(24,531)	(14.9)%

Consolidated net income applicable to common stock decreased $24.5 million, or 14.9%, in the first nine months of 2012 compared to the first nine months of 2011 primarily due to lower Midstream earnings. Partially offsetting this decrease were higher Cleco Power and corporate earnings.
Operating revenue, net decreased $117.9 million, or 13.4%, in the first nine months of 2012 compared to the first nine months of 2011 largely as a result of lower fuel cost recovery revenue at Cleco Power.
Operating expenses decreased $100.2 million, or 15.9%, in the first nine months of 2012 compared to the first nine months of 2011 primarily due to lower per unit costs and volumes of fuel used for electric generation.
Equity income from investees, before tax, decreased $62.1 million, or 100.0%, in the first nine months of 2012 compared to the first nine months of 2011 primarily due to the absence of the gain from the disposition of Acadia Unit 2 during the first nine months of 2011.
Other income increased $20.9 million, or 627.4%, in the first nine months of 2012 compared to the first nine months of 2011 largely as a result of the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Units 1 and 2.
Interest charges decreased $14.8 million, or 19.0%, during the first nine months of 2012 compared to the first nine months of 2011 primarily due to lower interest charges at Cleco Power.
Federal and state income taxes decreased $19.3 million, or 26.3%, during the first nine months of 2012 compared to the first nine months of 2011 primarily due to $17.1 million for the change in pre-tax income excluding AFUDC equity, $5.9 million for tax credits, $1.6 million for a favorable settlement with taxing authorities, and $0.7 million for miscellaneous items. These decreases were partially offset by $3.1 million for the tax returns filed, $1.6 million to record tax expense at the projected annual effective tax rate, and $1.3 million for the absence in 2012 of the valuation allowance reversal booked in 2011.
Results of operations for Cleco Power and Midstream are more fully described below.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

Cleco Power
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue
Base	$465,800	$470,166	$(4,366)	(0.9)%
Fuel cost recovery	254,976	353,318	(98,342)	(27.8)%
Electric customer credits	1,025	(3,405)	4,430	130.1%
Other operations	36,967	40,261	(3,294)	(8.2)%
Affiliate revenue	1,030	1,041	(11)	(1.1)%
Operating revenue, net	759,798	861,381	(101,583)	(11.8)%
Operating expenses
Fuel used for electric generation - recoverable	205,785	295,160	89,375	30.3%
Power purchased for utility customers - recoverable	49,186	58,145	8,959	15.4%
Non-recoverable fuel and power purchased	17,981	5,294	(12,687)	(239.6)%
Other operations	82,647	85,162	2,515	3.0%
Maintenance	51,739	53,962	2,223	4.1%
Depreciation	93,847	86,650	(7,197)	(8.3)%
Taxes other than income taxes	26,004	25,585	(419)	(1.6)%
Gain on sale of assets	(1)	(7)	(6)	(85.7)%
Total operating expenses	527,188	609,951	82,763	13.6%
Operating income	$232,610	$251,430	$(18,820)	(7.5)%
Other income	$3,511	$2,168	$1,343	61.9%
Interest charges	$61,253	$74,029	$12,776	17.3%
Federal and state income taxes	$54,748	$61,935	$7,187	11.6%
Net income	$121,873	$119,557	$2,316	1.9%

Cleco Power's net income in the first nine months of 2012 increased $2.3 million, or 1.9%, compared to the first nine months of 2011. Contributing factors include:

•lower interest charges,
•lower other operations and maintenance expenses,
•lower electric customer credits,
•higher other income, and
•lower effective income tax rate.

These were partially offset by:

•	higher non-recoverable fuel and power purchased,

•	higher depreciation expense,

•	lower base revenue, and

•	lower other operations revenue.

	FOR THE NINE MONTHS ENDED SEPT. 30,
(Million kWh)	2012	2011	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	2,834	3,105	(8.7)%
Commercial	2,021	2,037	(0.8)%
Industrial	1,710	1,770	(3.4)%
Other retail	101	103	(1.9)%
Total retail	6,666	7,015	(5.0)%
Sales for resale	1,472	1,495	(1.5)%
Unbilled	11	(90)	112.2%
Total retail and wholesale customer sales	8,149	8,420	(3.2)%

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2012	2011	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$219,494	$235,672	(6.9)%
Commercial	136,208	137,133	(0.7)%
Industrial	63,217	64,323	(1.7)%
Other retail	7,436	7,484	(0.6)%
Surcharge	6,801	7,534	(9.7)%
Other	(4,686)	(4,875)	3.9%
Total retail	428,470	447,271	(4.2)%
Sales for resale	35,954	34,433	4.4%
Unbilled	1,376	(11,538)	111.9%
Total retail and wholesale customer sales	$465,800	$470,166	(0.9)%

The following chart shows how cooling- and heating-degree days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree days.

			FOR THE NINE MONTHS ENDED SEPT. 30,
				2012 CHANGE
	2012	2011	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	500	937	940	(46.6)%	(46.8)%
Cooling-degree days	2,954	3,016	2,531	(2.1)%	16.7%

Base
Base revenue decreased $4.4 million, or 0.9%, during the first nine months of 2012 compared to the first nine months of 2011 primarily due to lower electric sales, generally resulting from milder winter weather in 2012. Partially offsetting this decrease was an annual rate adjustment associated with Cleco's FRP. For information on the anticipated effects of changes in base revenue in future periods, see “— Comparison of the Three Months Ended September 30, 2012 and 2011 — Cleco Power — Base.” For information on the effects of future energy sales on Cleco Power's financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers decreased $98.3 million, or 27.8%, during the first nine months of 2012 compared to the first nine months in 2011 primarily due to decreases in the per-unit cost of fuel used for electric generation and power purchased for utility customers. Also contributing to the decrease were lower volumes of fuel used for electric generation. Partially offsetting the decrease were higher volumes of power purchased for utility customers. For information on Cleco Power's ability to recover fuel and purchase power costs, see “— Comparison of the Three Months Ended September 30, 2012 and 2011 — Cleco Power — Fuel Cost Recovery.”

Electric Customer Credits
Electric customer credits decreased $4.4 million, or 130.1%, during the first nine months of 2012 compared to the first nine months of 2011 primarily due to the reversal of an estimated accrual and fuel audit reserves and the absence of the 2011 rate refunds. For additional information on the accrual of electric customer credits, see Item 1, “Notes to the Unaudited

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Other Operations
Other operations revenue decreased $3.3 million, or 8.2%, in the first nine months of 2012 compared to the first nine months of 2011 primarily due to $5.7 million related to lower mineral lease payments, $4.4 million related to the absence of a gain on the sale of Cleco Power's fuel oil inventory, and $2.6 million related to lower transmission revenue. Partially offsetting these amounts were $7.9 million related to an increase in wholesale power sales and $1.5 million related to other miscellaneous revenue.

Operating Expenses
Operating expenses decreased $82.8 million, or 13.6%, in the first nine months of 2012 compared to the first nine months of 2011. Fuel used for electric generation (recoverable) decreased $89.4 million, or 30.3%, primarily due to lower per unit costs and volumes of fuel used as compared to the first nine months of 2011. Power purchased for utility customers (recoverable) decreased $9.0 million, or 15.4%, largely due to lower per-unit costs of purchased power. Partially offsetting this decrease was higher volumes of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission. However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. Non-recoverable fuel and purchased power increased $12.7 million, or 239.6%, primarily due to higher non-recoverable wholesale power purchases and other capacity payments. Other operations expense decreased $2.5 million, or 3.0%, primarily due to lower customer service expenses. Maintenance expense decreased $2.2 million, or 4.1%, primarily due to lower generating station and distribution maintenance work performed during the first nine months of 2012. Depreciation expense increased $7.2 million, or 8.3%, primarily due to Teche Unit 4 and portions of the Acadiana Load Pocket project being placed in service and other normal recurring additions to fixed assets and the reclassification of the Acadia acquisition adjustment amortization. Taxes other than income taxes increased $0.4 million, or 1.6%, primarily due to higher property taxes.

Other Income
Other income increased $1.3 million, or 61.9%, during the first nine months of 2012 compared to the first nine months of 2011 primarily due to higher royalty payments.

Interest Charges
Interest charges decreased $12.8 million, or 17.3%, during the first nine months of 2012 compared to the first nine months of 2011 primarily due to $9.1 million related to uncertain tax positions, $6.7 million related to reacquired debt in October and December 2011, $1.6 million related to the retirement of pollution control bonds in January and May 2012, and $0.1 million of higher other net miscellaneous interest charges. Partially offsetting these decreases was $4.7 million related to the issuance of private placement notes in December 2011 and May 2012.

Income Taxes
Federal and state income taxes decreased $7.2 million, or 11.6%, during the first nine months of 2012 compared to the first nine months of 2011. The decrease is primarily due to $3.8 million for tax returns filed, $2.1 million for the change in pre-tax income excluding AFUDC equity, $1.6 million for a favorable settlement with taxing authorities, $1.3 million for tax credits, and $0.2 million to record tax expense at the projected annual effective tax rate. These decreases were partially offset by $1.3 million for the absence in 2012 of the valuation allowance reversal booked in 2011 and $0.5 million for other miscellaneous items.

Midstream
	FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue
Tolling operations	$21,434	$16,137	$5,297	32.8%
Other operations	2	8	(6)	(75.0)%
Affiliate revenue	—	45	(45)	(100.0)%
Operating revenue	21,436	16,190	5,246	32.4%
Operating expenses
Fuel used for electric generation	304	—	(304)	—
Power purchased for utility customers	9	—	(9)	—
Other operations	5,684	5,999	315	5.3%
Maintenance	9,528	5,535	(3,993)	(72.1)%
Depreciation	4,491	4,370	(121)	(2.8)%
Taxes other than income taxes	1,896	1,880	(16)	(0.9)%
Gain on sale of assets	(45)	(556)	(511)	(91.9)%
Total operating expenses	21,867	17,228	(4,639)	(26.9)%
Operating loss	$(431)	$(1,038)	$607	58.5%
Equity income from investees, before tax	$—	$62,053	$(62,053)	(100.0)%
Other income	$19,016	$1,534	$17,482	*
Interest charges	$244	$1,963	$1,719	87.6%
Federal and state income tax expense	$7,278	$21,296	$14,018	65.8%
Net income	$11,053	$39,274	$(28,221)	(71.9)%
* Not meaningful

Factors affecting Midstream during the first nine months of 2012 are described below.

Operating Revenue
Operating revenue increased $5.2 million, or 32.4%, during the first nine months of 2012 compared to the first nine months of 2011 primarily due to higher tolling revenue at Evangeline resulting from the new power purchase agreement with Cleco Power for Units 6 and 7 that began in January 2012 as compared to the Evangeline 2010 Tolling Agreement with JPMVEC for Unit 7.

Operating Expenses
Operating expenses increased $4.6 million, or 26.9%, during the first nine months of 2012 compared to the first nine months of 2011 primarily due to higher maintenance expenses at Evangeline due to higher turbine expenses, higher outage expenses and lower gain on sale of assets. Partially offsetting this increase is the absence of compressor blade damages.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

Equity Income from Investees
Equity income from investees, before tax, decreased $62.1 million, or 100.0%, during the first nine months of 2012 compared to the first nine months of 2011 primarily due to the absence of the gain from the disposition of Acadia Unit 2 during the first nine months of 2011.
Other Income
Other income increased $17.5 million during the first nine months of 2012 compared to the first nine months of 2011 as a result of the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Units 1 and 2.

Interest Charges
Interest charges decreased $1.7 million, or 87.6%, during the first nine months of 2012 compared to the first nine months of 2011 primarily due to uncertain tax positions.

Income Taxes
Federal and state income taxes decreased $14.0 million, or 65.8%, during the first nine months of 2012 compared to the first nine months of 2011 primarily due to a decrease in pre-tax income, partially offset by the tax returns filed. The effective income tax rate is different than the federal statutory rate due to state tax expense.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s or Cleco Power’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco Corporation and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Corporation and Cleco Power at September 30, 2012.

SENIOR UNSECURED DEBT
	MOODY’S	STANDARD & POOR’S
Cleco Corporation	Baa3	BBB-
Cleco Power	Baa2	BBB

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
During the nine-months ended September 30, 2012, there were no changes to Cleco Corporation or Cleco Power’s credit ratings. At September 30, 2012, Moody’s outlooks for both

Cleco Corporation and Cleco Power were stable. On August 24, 2012, Standard & Poor's upgraded their outlooks for both Cleco Corporation and Cleco Power from stable to positive. Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody's and Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to post additional fees and incur higher interest rates under their bank credit agreements. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or Standard & Poor’s, Cleco Power would be required to post additional collateral for derivatives.
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

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT SEPT. 30, 2012	AT DEC. 31, 2011
Diversified Lands’ mitigation escrow	$97	$97
Cleco Katrina/Rita’s storm recovery bonds	3,406	8,761
Cleco Power’s future storm restoration costs	11,510	24,876
Cleco Power’s renewable energy grant	—	381
Cleco Power’s NOx allowance escrow	1,713	1,713
Total restricted cash and cash equivalents	$16,726	$35,828

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of operating expenses, interest, and principal on storm recovery bonds. During the nine months ended September 30, 2012, Cleco Katrina/Rita collected $14.7 million net of operating expenses. In March and September 2012, Cleco Katrina/Rita used $6.7 million and $6.4 million, respectively, for scheduled storm recovery bond principal payments and $3.6 million and $3.4 million, respectively, for related interest.  Cleco Power's restricted cash and cash equivalents held for future storm restoration costs decreased $13.4 million from December 31, 2011, primarily due to the transfer of $4.5 million to restricted investments and the transfer of $10.0 million to cover expenses associated with Hurricane Isaac. These amounts were partially offset by $1.1 million of storm surcredits. For more information about these restricted investments, see Item 1, "Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting — Restricted Investments” and for more information about Hurricane Isaac, see Item 1, "Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Storm Restoration."

Debt

Cleco Consolidated
Cleco had no short-term debt outstanding at September 30, 2012 or December 31, 2011.
At September 30, 2012, Cleco’s long-term debt outstanding was $1.33 billion, of which $90.9 million was due within one year, compared to $1.36 billion outstanding at December 31, 2011, which included $24.3 million due within one year. The long-term debt due within one year at September 30, 2012, represents $75.0 million in senior notes due May 1, 2013, $14.0 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $1.9 million of capital lease payments. For Cleco, long-term debt decreased $33.2 million primarily due to $50.1 million of DeSoto Parish pollution control bonds that were redeemed in May 2012 and $11.2 million of Rapides Parish pollution control bonds that were redeemed in January 2012. Also contributing to the decrease was a $10.0 million reduction in credit facility draws, and $13.1 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2012. These decreases were partially offset by the issuance of $50.0 million of senior notes in May 2012, $0.5 million of capital lease payments and debt premium amortizations of $0.7 million.
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
Cash and cash equivalents available at September 30, 2012, were $68.4 million combined with $550.0 million facility capacity ($250.0 million from Cleco Corporation and $300.0 million from Cleco Power) for total liquidity of $618.4 million. Cash and cash equivalents available at September 30, 2012, decreased $25.2 million when compared to cash and cash equivalents available at December 31, 2011. This decrease is primarily due to additions to property, plant, and equipment, the net repayment of debt, and payment of common stock dividends.
At September 30, 2012, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”
At September 30, 2012 and December 31, 2011, Cleco had a working capital surplus of $149.6 million and $135.8 million, respectively. The $13.8 million increase in working capital is primarily due to:

•	a $44.6 million net increase related to changes in the recognition of current taxes and uncertain tax positions and related interest charges expected to be settled in the next 12 months,

•	a $24.9 million decrease in accounts payable primarily due to year-end pending ad valorem tax payments, employee incentive payments and fuel payments,

•	a $24.8 million reduction in the deferred construction carrying costs owed to customers,

•	an $11.4 million increase in fuel inventory due to dispatching lower cost natural gas-fired units, and

•	a $9.8 million increase in customer accounts receivable which reflects the seasonal sales differences between December and September.

These increases in working capital were partially offset by:

•	a $66.7 million increase in long-term debt due within one year primarily due to $75.0 million of senior notes that are due in May 2013,

•	a $25.2 million decrease in unrestricted cash and cash equivalents as discussed above, and

•	an $11.7 million increase in accrued interest, excluding interest on uncertain tax positions, due to timing of debt service schedules.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at September 30, 2012 or December 31, 2011.
At September 30, 2012, Cleco Corporation had no draws outstanding under its $250.0 million credit facility compared to $10.0 million outstanding at December 31, 2011. This facility provides for working capital and other needs. Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at September 30, 2012, were $15.1 million. Cash and cash equivalents available at September 30, 2012, decreased $7.6 million when compared to cash and cash equivalents available at December 31, 2011, primarily due to routine working capital fluctuations.

Cleco Power
Cleco Power had no short-term debt outstanding at September 30, 2012 or December 31, 2011.
At September 30, 2012, Cleco Power’s long-term debt outstanding was $1.33 billion, of which $90.9 million was due within one year, compared to $1.35 billion at December 31, 2011, of which $24.3 million was due within one year. The long-term debt due within one year at September 30, 2012, represents $75.0 million in senior notes due May 1, 2013, $14.0 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $1.9 million of capital lease payments. For Cleco Power, long-term debt decreased $23.2 million primarily due to $50.1 million of DeSoto Parish pollution control bonds that were redeemed in May 2012 and $11.2 million of Rapides Parish pollution control bonds that were redeemed in January 2012. Also contributing to the decrease was $13.1 million scheduled of Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2012. These decreases were partially offset by the issuance of $50.0 million of senior notes in May 2012, $0.5 million of capital lease payments and debt premium amortizations of $0.7 million.
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
At September 30, 2012 and December 31, 2011, there were no borrowings outstanding under Cleco Power’s $300.0 million credit facility. This facility provides for working capital and other needs. Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at September 30, 2012, were $50.6 million, combined with $300.0 million facility capacity for total liquidity of $350.6 million. Cash and cash equivalents decreased $16.9 million, when compared to cash and cash equivalents at December 31, 2011, primarily due to additions to property, plant, and equipment, payment of intercompany dividends, and the net repayment of debt.
At September 30, 2012 and December 31, 2011, Cleco Power had a working capital surplus of $75.4 million and $36.4 million, respectively.  The $39.0 million increase in working capital is primarily due to:

•	a $64.0 million net increase related to changes in the recognition of current taxes and uncertain tax positions and related interest charges expected to be settled in the next 12 months,

•	a $24.8 million reduction in the deferred construction carrying costs owed to customers,

•	an $18.7 million decrease in accounts payable primarily due to year-end pending ad valorem tax payments, employee incentive payments and fuel payments,

•	an $11.4 million increase in fuel inventory primarily due to dispatching of lower cost natural gas-fired units, and

•	a $9.8 million increase in customer accounts receivable which reflects the seasonal sales differences between December and September.

These increases in working capital were partially offset by:

•	a $66.7 million increase in long-term debt due within one year primarily due to $75.0 million of senior notes that are due May 2013,

•	a $16.9 million decrease in unrestricted cash and cash equivalents, as discussed above, and

•	an $11.8 million increase in accrued interest, excluding interest on uncertain tax positions, due to timing of debt service schedules.

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
At September 30, 2012, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility, and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.

Midstream
Midstream had no debt outstanding at September 30, 2012 or December 31, 2011.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $224.6 million during the first nine months of 2012, compared to $263.6 million during the first nine months of 2011. Cash provided by operating activities during the first nine months of 2012 decreased $39.0 million from the first nine months of 2011, primarily due to the following items:

•	the absence of the return on equity investment in Acadia of $58.7 million,

•	the absence of 2011 fuel oil inventory sales of $31.4 million,

•	higher expenditures for other fuel inventories and related transportation of $23.3 million, primarily petroleum coke and coal,

•	the absence of $10.9 million cash received in exchange for accepting the contingent sale liability related to the Acadia Unit 2 transaction in 2011, and

•	higher storm expenditures of $6.2 million.

These decreases were partially offset by:

•	lower pension plan contributions of $60.0 million,

•	lower tax payments of $18.4 million, and

•	lower payments for gas purchases of $12.4 million.

Net Investing Cash Flow
Net cash used in investing activities was $149.2 million during the first nine months of 2012, compared to $55.0 million during the first nine months of 2011. Net cash used in investing activities during the first nine months of 2012 was higher than the first nine months of 2011 primarily due to the absence of the 2011 return of investment in Acadia, higher additions to property, plant, and equipment, higher contributions to the NMTC Fund, and purchases of restricted investments, partially offset by a higher return of investment in the NMTC Fund, higher property, plant, and equipment grants received, higher transfers of cash from restricted accounts, and a property loss insurance reimbursement.
During the first nine months of 2012, Cleco had additions to property, plant, and equipment, net of AFUDC of $172.8 million, a $46.9 million investment in the NMTC Fund, and purchases of restricted investments, net of premium and interest of $4.3 million. This was partially offset by a $37.1 million return of investment from the NMTC Fund, $19.1 million of cash transferred from restricted accounts, $15.1 million of grants received, and a $5.5 million property loss insurance reimbursement. The cash transferred from restricted accounts was primarily related to cash restricted for storm costs, restricted investments, and GO Zone bonds.
During the first nine months of 2011, Cleco had additions
to property, plant and equipment, net of AFUDC of $142.9 million and an $18.5 million investment in the NMTC Fund. This was partially offset by an $89.7 million return of equity investment in Acadia and the transfer of $12.1 million of cash from restricted accounts, primarily related to GO Zone
bonds and cash restricted for storm costs.

Net Financing Cash Flow
Net cash used in financing activities was $100.6 million during the first nine months of 2012, compared to $241.4 million during the first nine months of 2011. Net cash used in financing activities during the first nine months of 2012 was lower than the first nine months of 2011 primarily due to the absence of the 2011 repayment of a bank term loan, the issuance of long-term debt, lower payments on the credit facility, and lower repurchases of common stock. This was partially offset by higher retirements of long-term debt, the absence of draws on the credit facility, and higher dividends paid on common stock.
During the first nine months of 2012, Cleco retired $74.4 million of long-term bonds. Cleco also used $58.5 million for dividend payments, $10.0 million for payments on the credit facility, and $8.0 million for the repurchase of common stock. This was partially offset by the issuance of $50.0 million of long-term debt.
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

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $205.5 million during the first nine months of 2012, compared to $185.6 million during the first nine months of 2011. Cash provided by operating activities during the first nine months of 2012 increased $19.9 million from the first nine months of 2011 primarily due to the following items:

•	lower pension plan contributions of $60.0 million,

•	lower payments for gas purchases of $12.4 million,

•	the absence of tax movie credits purchased in 2011 of $4.0 million, and

•	lower tax payments of $2.5 million.

These increases were partially offset by:

•	the absence of 2011 fuel oil inventory sales of $31.4 million,

•	higher expenditures for other fuel inventories and related transportation of $23.3 million, primarily petroleum coke and coal, and

•	higher storm expenditures of $6.2 million.

Net Investing Cash Flow
Net cash used in investing activities was $138.3 million during the first nine months of 2012, compared to $113.8 million during the first nine months of 2011. Net cash used in investing activities during the first nine months of 2012 was higher than the first nine months of 2011 primarily due to higher additions to property, plant, and equipment and purchases of restricted investments, partially offset by higher property, plant, and equipment grants received and higher transfers of cash from restricted accounts.
During the first nine months of 2012, Cleco had additions to property, plant, and equipment, net of AFUDC of $169.0 million and purchases of restricted investments, net of premium and interest of $4.3 million. This was partially offset by $19.1 million of cash transferred from restricted accounts, primarily related to cash restricted for storm costs, restricted investments, and GO Zone bonds, and $15.1 million of grants received.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

During the first nine months of 2011, Cleco Power had additions to property, plant, and equipment, net of AFUDC of $128.2 million. This was partially offset by the transfer of $12.1 million of cash from restricted accounts, primarily related to GO Zone bonds and cash restricted for storm costs, and $1.6 million of grants received.

Net Financing Cash Flow
Net cash used in financing activities was $84.1 million during the first nine months of 2012, compared to $113.7 million during the first nine months of 2011. Net cash used in financing activities during the first nine months of 2012 was lower than the first nine months of 2011 primarily due to the issuance of long-term debt and $42.0 million of lower distributions made to Cleco Corporation, partially offset by higher repayments of long-term debt.

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

Regulatory and Other Matters

Generation RFP

Renewable Energy Pilot Program
In November 2010, the LPSC established a two-part renewable energy pilot program implementation plan consisting of a research component and an RFP component. Cleco Power is meeting the requirements of the research component by developing eight self-build renewable energy projects, each with a maximum nameplate rating of 300 kilowatts. The RFP component of the program requires each LPSC jurisdictional utility to conduct an RFP for new long-term renewable resources, while prohibiting the utilities from bidding self-build projects into the long-term RFP. Cleco Power’s requirement is 43 MW of renewable energy with a minimum term of 10 years and a maximum term of 20 years, and can reasonably be expected to be deliverable within the 2011-2014 time period. Because Madison Unit 3 is designed to burn biomass fuel, with minor modifications, in addition to its primary fuel, Cleco Power has been given an exception allowing it to conduct an RFP for biomass fuel along with identifying the costs to co-fire biomass fuel in Madison Unit 3. In November 2011, Cleco Power received LPSC approval for recovery of the test burn costs, and performed a biomass test burn at Madison Unit 3. Cleco Power issued its final RFP for biomass fuel in February 2012, and received all proposals by April 17, 2012. On August 3, 2012, Cleco Power filed a written report to the LPSC regarding co-firing biomass fuel in Madison Unit 3. Following its review of the results of Cleco Power’s RFP and Cleco Power's written report, the LPSC may authorize Cleco Power to pursue co-firing biomass fuel in Madison Unit 3 or require Cleco Power to conduct an additional RFP for 43 MW of renewable energy as discussed above. For more information on Cleco’s renewable energy pilot program, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

RFP for Short-Term 2012 Resources
In August 2011, Cleco Power issued an RFP for short-term 2012 resources to enhance reliability for the period January through April 2012. Cleco Power selected and negotiated two agreements from the RFP, a power purchase agreement with NRG Power Marketing LLC, and a tolling agreement with Evangeline. The NRG agreement provided 200 MW of capacity and energy from January 1, 2012 through April 30, 2012, while the Evangeline agreement provided 250 MW of capacity and energy from January 1, 2012 through April 30, 2012.

RFP for Contractual Resources Beginning in May 2012
In September 2011, Cleco Power issued a draft RFP for resources and conducted a bidders conference on October 13, 2011. The final RFP seeking up to approximately 750 MW of capacity and energy for a three- or five-year term was published on October 21, 2011. In March 2012, Cleco Power received approval from the LPSC for a three-year power purchase agreement providing 730 MW of capacity and energy with Evangeline for a delivery term beginning May 1, 2012 and ending April 30, 2015. Because Cleco Power and Evangeline are affiliates, Cleco Power also received approval from FERC to make power sales between affiliates pursuant to Section 205 of the Federal Power Act.

2012 Long-Term RFP for Capacity and Energy Resources
In May 2012, Cleco Power issued a draft RFP seeking up to approximately 800 MW beginning May 2015 to meet long-term capacity and energy needs due to load growth and environmental regulations. Cleco Power conducted a technical and bidders conference in May 2012, issued its final RFP in July 2012, and received proposals from potential suppliers in August 2012. On October 30, 2012, Cleco Power announced Evangeline as the winning bidder in Cleco Power's 2012 Long-Term RFP. For more information, see Item 1, "Notes to the Unaudited Condensed Consolidated Financial Statements — Note 15 — Subsequent Event."

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

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
On August 21, 2012, the D.C. Circuit Court of Appeals issued a 2-1 opinion vacating and remanding CSAPR. The court opinion found that the rule exceeds the EPA’s authority under the Clean Air Act in two key areas: (1) CSAPR required upwind states to reduce their emissions beyond the amounts they were contributing to downwind states and, (2) the EPA's simultaneous issuance of the CSAPR rule and CSAPR federal implementation plans (FIPs) did not provide states adequate time to develop their own State Implementation Program (SIP) to address emission transport issues.  As such, CSAPR is vacated and the Clean Air Interstate Rule (CAIR) is reinstated in its place for now.  However, the D.C. Circuit Court ordered the EPA to rewrite the rule in an expeditious fashion to address the flaws of CSAPR. The EPA filed a petition seeking rehearing or rehearing “en banc” or by the full 8-judge panel instead of the 3-judge panel. If a rehearing is denied, the EPA will have 90 days to file a petition for a writ of certiorari seeking a Supreme Court review.  If the EPA is unsuccessful in the appeals process and undertakes rewriting a new rule, it is uncertain at this point what the new rule will entail. However, the EPA will be confined by the procedural requirements laid out by the Court's opinion. It is very likely that any compliance requirements of a new rule will be delayed for at least a year or more. Until then, CAIR remains in effect.
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

Wholesale Rates of Cleco

Transmission Service
On March 29, 2012, Cleco Power filed a request with FERC for revisions to its Open Access Transmission Tariff (OATT). The revisions were proposed to allow adoption of a formula rate methodology for transmission delivery and ancillary services provided by Cleco Power under the OATT and the existing bilateral Electric System Interconnection Agreements that preceded the OATT. The new formula rates will permit recovery of Cleco Power’s FERC-jurisdictional investments in transmission and other assets placed in service since the existing rates were established. On May 31, 2012, FERC issued an order accepting the rates for scheduling, system control and dispatch service, and the loss factors effective June 1, 2012. The remaining proposed rates are suspended for the maximum five-month statutory period and will become effective November 1, 2012, subject to refund. Cleco Power has received and responded to a total of 107 data requests from FERC staff and intervenors and has participated in several settlement conferences. Cleco Power anticipates settlement of this rate proceeding in late 2012.
For more information on the wholesale rates of Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Wholesale Rates of Cleco” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Market Restructuring

Wholesale Electric Markets

Regional Transmission Organization
In 1999, FERC issued Order No. 2000, which established a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO. Although participation was voluntary, FERC made it clear that any jurisdictional entity not participating in a RTO likely would be subject to regulatory directives. FERC later relaxed its mandate to participate in an RTO, but continued to insist upon large regional models. Many transmission-owning entities and system operators have been trying to interpret and implement FERC's directives by attempting to organize and/or join acceptable RTOs. In October 2004, FERC granted the SPP status as an RTO.
In April 2004, Entergy filed at FERC to make potentially significant modifications to its transmission tariff. The modifications would incorporate an independent third-party entity, the ICT, into its transmission operations, with the ICT having access to pertinent information regarding the Entergy transmission system. After receiving approval from FERC and state commissions (including the LPSC), the SPP began a four year trial as Entergy's acting ICT on November 17, 2006.
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

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

Additional addendum studies were performed during 2011, which included all the Entergy operating companies joining the Midwest Independent System Operator (MISO) RTO. Based on these addendum studies, Entergy has announced that MISO provides more overall savings for their customers than SPP.
Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas have made regulatory filings with their respective public service commissions indicating their intent to join MISO by January 1, 2014. In May 2012, the LPSC approved Entergy's membership in MISO, subject to protective conditions. On October 26, 2012, the Public Utility Commission of Texas conditionally approved Entergy Texas' proposal to join MISO. Also, on October 26, 2012, the Arkansas Public Service Commission conditionally approved Entergy Arkansas' request to join MISO leaving only two of Entergy's six electric utility companies awaiting approval from their respective public service commissions.
As with RTO developments at large, other various parties, including several state commissions, utilities, and other industry participants, are participants in the RTO and Entergy proceedings described above. Cleco anticipates submitting a regulatory filing with the LPSC indicating its intent to join MISO by January 1, 2014.
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

Lignite Deferral
At September 30, 2012 and December 31, 2011, Cleco Power had $17.2 million and $19.1 million, respectively, in deferred lignite mining costs remaining uncollected.
For more information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Acadiana Load Pocket Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket. The project received LPSC and SPP approval in February 2009. Cleco Power’s estimated cost for its portion of the project is $125.0 million, including AFUDC. As of September 30, 2012, Cleco Power had spent $119.6 million on the project. A return on and recovery of the costs associated with the completed portions of the Acadiana Load Pocket project are included in base revenue. The project was substantially completed by the end of June 2012. Remaining portions of the project are expected to be complete by December 2012. For more information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Acadiana Load Pocket Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For information on the impact the Acadiana Load Pocket project is expected to have on base revenue, see “Results of Operations — Comparison of the Three Months Ended September 30, 2012 and 2011 — Cleco Power — Base.”

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement advanced metering technology for all of Cleco Power’s retail customers. Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million. The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009. Advanced metering technology includes the installation of electric meters that enable two-way communication capabilities between a home or business and a utility company. At September 30, 2012, Cleco Power had incurred $45.4 million in project costs, of which $20.0 million has been submitted to the DOE for reimbursement. As of September 30, 2012, Cleco Power had received $18.5 million in payments from the DOE. The project is expected to be completed in the third quarter of 2013. For more information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — AMI Project” in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Financial Reform Legislation
In July 2010, the President signed the Dodd-Frank Act into law. Title VII of the Dodd-Frank Act established a comprehensive new regulatory framework for swaps and security-based swaps, including mandatory clearing, exchange trading, collateral requirements, margin requirements, and other transparency requirements. In July 2012, the Commodity Futures Trading Commission published final rules for the definition of a swap and for the end-user exemption. Management is reviewing the final and proposed rules that have been issued or will be issued under the Dodd-Frank Act and will continue to monitor this law and its possible impact on the Registrants.

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

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

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

In July 2012, a law was passed that changed the calculation of minimum pension funding requirements. The effect of this law will be to lower minimum funding requirements in the short-term (about two to three years). This law is not expected to impact overall minimum plan contributions over the long-term.
For more information on Cleco’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Set forth below is information concerning the results of operations of Cleco Power for the three and nine months ended September 30, 2012 and September 30, 2011. The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Combined Quarterly Report on Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2012 and the first nine months of 2011. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2012 and the third quarter of 2011, see “— Results of Operations — Comparison of the Three Months Ended September 30, 2012 and 2011 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2012 and the first nine months of 2011, see “— Results of Operations — Comparison of the Nine Months Ended September 30, 2012 and 2011 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

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
At September 30, 2012, Cleco had no short-term variable rate debt outstanding.
At September 30, 2012, Cleco Corporation had no borrowings outstanding under its $250.0 million credit facility.
On November 14, 2011, Cleco Power entered into a forward starting interest rate swap contract in order to mitigate the interest rate exposure on coupon payments related to a $50.0 million fixed-rate forecasted debt issuance. The forward starting interest rate swap has a spot 30-year all-in swap rate of 3.05%, notional amount of $50.0 million, with the pricing date of May 14, 2013, or the issuance of the notes, whichever is earlier. The forward starting interest rate swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging. The fair market value of the forward starting interest rate swap is the difference between the present value of the fixed payments to be paid by Cleco Power and the present value of the three-month LIBOR payments to be received by Cleco Power. Cleco Power recognized a $0.8 million unrealized mark-to-market gain and a $0.7 million unrealized mark-to-market loss in other comprehensive income for the three and nine months ended September 30, 2012, respectively. The offsetting liability was recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as an interest rate risk management liability. There was no impact to earnings due to ineffectiveness for the three and nine months ended September 30, 2012. For every 0.01% change in the three-month LIBOR forward curve, the value of the forward starting interest rate swap changes by approximately $0.1 million.

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities. Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), and regulatory compliance staff, as well as monitoring by a risk management committee comprised of officers, who are approved by Cleco Corporation’s Board of Directors. Risk limits are recommended by the Risk Management Committee and monitored through a daily risk report that identifies the current VaR, current market conditions, and concentration of energy market positions.
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

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles. Based on market prices at September 30, 2012, there was no net mark-to-market impact related to open natural gas positions and at December 31, 2011, the net mark-to-market impact related to open natural gas positions was a loss of $5.3 million. There were no open natural gas positions at September 30, 2012. Deferred losses relating to closed natural gas positions at September 30, 2012 and December 31, 2011, totaled $0.1 million and $1.2 million, respectively.
Cleco utilizes a VaR model to assess the market risk of its hedging portfolios, including derivative financial instruments. VaR represents the potential loss in fair value for an instrument from adverse changes in market factors over a defined period of time with a specified confidence level. VaR is calculated daily, using the variance/covariance method with delta approximation, assuming a holding period of one day, and a 95% confidence level for natural gas and power positions. Volatility is calculated daily from historical forward prices using the exponentially weighted moving average method. Based on these assumptions, the VaR relating to Cleco Power’s hedge transactions for the three and nine months ended September 30, 2012, as well as the VaR at December 31, 2011, is summarized as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30, 2012
(THOUSANDS)	HIGH	LOW	AVERAGE
Fuel cost hedges	$125.7	$—	$43.7

	FOR THE NINE MONTHS ENDED SEPT. 30, 2012			AT SEPT. 30, 2012	AT DEC. 31, 2011
(THOUSANDS)	HIGH	LOW	AVERAGE
Fuel cost hedges	$382.0	$—	$167.7	$—	$196.1

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
Cleco Power had no short- or long-term variable-rate debt as of September 30, 2012.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of September 30, 2012, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power LLC (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There has been no change in the Registrants' internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Registrants' internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

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

ITEM 1A.      RISK FACTORS

Other than the update to the risk factors below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”). For additional risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2011 Annual Report on Form 10-K.

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
Cleco Power currently has fuel adjustment clause filings for 2009 through 2011 subject to audit. Management is not able to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. However, if a disallowance of fuel costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows. The most recent fuel audit completed by the LPSC was for the years 2003 through 2008 and resulted in

Cleco Power making refunds of $0.4 million plus interest to customers during the September 2012 billing cycle.

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
Cleco Power currently has environmental adjustment clause filings for 2010 through 2012 subject to audit. Management is not able to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. However, if a disallowance of environmental costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows. The most recent environmental audit completed by the LPSC was for the period October 2009 through October 2010 and resulted in no disallowance of costs to be refunded to customers.

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION
On October 30, 2012, Cleco Power announced Evangeline as the winning bidder in Cleco Power's 2012 Long-Term RFP, subject to further due diligence, the completion of definitive agreements, and regulatory approvals from the LPSC and FERC. The transaction is a transfer of ownership and control of Coughlin Power Station from Evangeline to Cleco Power.  The transaction is expected to be closed in the third quarter of 2013, after the completion of regulatory reviews.

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

ITEM 6. EXHIBITS
CLECO CORPORATION
12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, nine-, and twelve-month periods ended September 30, 2012, for Cleco Corporation

31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, nine-, and twelve-month periods ended September 30, 2012, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2012 3RD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: October 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: October 30, 2012