Form 10-K
period 2012-12-31
CLECO POWER LLC; CLECO CORP
filed 2013-02-19
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2012
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
Large accelerated filer ☐               Accelerated filer ☐                           Non-accelerated filer ☒ (Do not check if a smaller reporting company)                   Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

(Continuation of cover page)

The aggregate market value of the Cleco Corporation voting stock held by non-affiliates was $2,509,995,974 as of the last business day of Cleco Corporation’s most recently completed second fiscal quarter, based on a price of $41.83 per common share, the closing price of Cleco Corporation’s common stock as reported on the New York Stock Exchange on such date. Cleco Corporation’s Cumulative Preferred Stock is not listed on any national securities exchange, nor are prices for the Cumulative Preferred Stock quoted on any national automated quotation system; therefore, its market value is not readily determinable and is not included in the foregoing amount. As of February 1, 2013, there were no outstanding shares of Cleco Corporation’s preferred stock.
As of February 1, 2013, there were 60,356,709 outstanding shares of Cleco Corporation’s Common Stock, par value $1.00 per share. As of February 1, 2013, all of Cleco Power’s membership interest was owned by Cleco Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cleco Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 26, 2013, are incorporated by reference into Part III herein.

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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

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

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or the LIBOR plus 1.0%
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

Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
ARO	Asset Retirement Obligation
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation
Brame Energy Center	A facility consisting of Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3. On June 11, 2010, Rodemacher Power Station was renamed Brame Energy Center.
CAA	Clean Air Act
Cajun
Cajun Gas Energy L.L.C., a wholly owned subsidiary of third parties.  In conjunction with the disposition of Acadia Unit 2 on April 29, 2011, APH no longer has any ownership interest in Cajun.  From February 23, 2010 to April 29, 2011, Cajun was 50% owned by APH and 50% owned by third parties.  Prior to February 23, 2010, Cajun was 100% owned by third parties.

CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CCN	Certificate of Public Convenience and Necessity
CLE Intrastate	CLE Intrastate Pipeline Company LLC, a wholly owned subsidiary of Evangeline
Cleco Innovations LLC	A wholly owned subsidiary of Cleco Corporation
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
CO2	Carbon dioxide
Coughlin	Coughlin Power Station, a combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
CSAPR	The Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010.
DOE	United States Department of Energy
EAC	Environmental Adjustment Clause
Entergy	Entergy Corporation
Entergy Arkansas	Entergy Arkansas, Inc.
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C., formerly Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
Evangeline 2010 Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and JPMVEC, which was executed in February 2010 and expired on December 31, 2011
Evangeline Restructuring Agreement	Purchase, Sale and Restructuring Agreement entered into on February 22, 2010, by Evangeline and JPMVEC

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
Evangeline Tolling Agreement
Capacity Sale and Tolling Agreement between Evangeline and BE Louisiana LLC (as successor to Williams Power Company, Inc.) which was set to expire in 2020 and was terminated in February 2010.  In September 2008, BE Louisiana LLC was merged into JPMVEC.

FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
GDP-IPD	Gross Domestic Product – Implicit Price Deflator
Generation Services	Cleco Generation Services LLC, a wholly owned subsidiary of Midstream
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection Agreement and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
ISO	Independent System Operator
JPMVEC	J.P. Morgan Ventures Energy Corporation. In September 2008, BE Louisiana LLC (an indirect wholly owned subsidiary of JPMorgan Chase & Co.) was merged into JPMVEC.
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plans
Madison Unit 3	A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana that commenced commercial operation on February 12, 2010.
MATS	Mercury and Air Toxics Standards
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MISO	Midwest Independent Transmission System Operator
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
MWh	Megawatt-hour(s) as applicable
NAC	North American Coal Corporation
NERC	North American Electric Reliability Corporation
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyl
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
Perryville and PEH Bankruptcy Court	U.S. Bankruptcy Court for the Western District of Louisiana, Alexandria Division
PLR	Private Letter Ruling
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PPACA	Patient Protection and Affordable Care Act (HR 3590)
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
SO2	Sulfur dioxide

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
SPP	Southwest Power Pool
SPP RE	Southwest Power Pool Regional Entity
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
Teche	Teche Electric Cooperative, Inc.
VaR	Value-at-Risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

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

•	Cleco Corporation’s holding company structure and its dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations and pay dividends on its common stock,

•	Cleco Power’s ability to maintain its right to sell wholesale generation at market-based rates within its control area,

•	dependence of Cleco Power for energy from sources other than its facilities and future sources of such additional energy,

•	nonperformance by and creditworthiness of counterparties under power purchase agreements, or the restructuring of those agreements, including possible termination,

•	nonperformance by and creditworthiness of the guarantor counterparty of the NMTC Fund,

•
regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, recovery of storm restoration costs, the frequency and timing of rate increases or decreases, the results of periodic NERC and LPSC audits, the formation of ICTs, including participation in an RTO and Cleco Power’s ability to recover related transmission upgrade costs, and the compliance with the ERO reliability standards for bulk power systems by Cleco Power and Evangeline,

•	reliance on third parties for determination of Cleco Power’s commitments and obligations to markets for generation resources and reliance on third party transmission services,

•	financial or regulatory accounting principles or policies imposed by FASB, the SEC, the PCAOB, FERC, the LPSC, or similar entities with regulatory or accounting oversight,

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

•	the availability and use of alternative sources of energy and technologies,

•	the imposition of energy efficiency requirements or increased conservation efforts of customers,

•	reliability of Cleco Power’s and Midstream’s generating facilities,

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries,

•	changes in tax laws or disallowances of uncertain tax positions that may result in a change to tax benefits or expenses,

•	employee work force factors, including work stoppages and changes in key executives,

•
legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects, including the AMI project,

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters,

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

•	changes in federal, state, or local laws, and changes in tax laws or rates, or regulating policies,

•
the impact of current or future environmental laws and regulations, including those related to greenhouse gases and energy efficiency that could limit or terminate the operation of certain generating units, increase costs, or reduce customer demand for electricity,

•	ability of Cleco Power to recover from its customers the costs of compliance with environmental laws and regulations, and

•	ability of the Dolet Hills lignite reserve to provide sufficient fuel to the Dolet Hills Power Station until at least 2026.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Cleco Power — Significant Factors Affecting Cleco Power” and “— Results of Operations — Midstream — Significant Factors Affecting Midstream,” in this Annual Report.
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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

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
Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the State of Louisiana. Cleco Power was organized on December 12, 2000. Cleco Power is an electric utility engaged principally in the generation, transmission, distribution and sale of electricity within Louisiana. Cleco Power is regulated by the LPSC and FERC, along with other governmental authorities, which determine the rates Cleco Power can charge its customers. Cleco Power serves approximately 283,000 customers in Louisiana through its retail business and 10 communities across Louisiana and Mississippi through wholesale power contracts. Cleco Power’s operations are described below in the consolidated description of Cleco’s business segments.
Midstream, which was organized on September 1, 1998, under the laws of the State of Louisiana, is a merchant energy subsidiary that owns and operates a merchant power plant (Coughlin). Prior to April 29, 2011, Midstream also owned an indirect interest in a merchant power plant (Acadia). During 2009, Cleco Power and Entergy Louisiana executed definitive agreements whereby Cleco Power and Entergy Louisiana would each acquire one 580-MW unit of the Acadia Power Station. The transaction with Cleco Power was completed in February 2010, and the transaction with Entergy Louisiana was completed in April 2011. On October 30, 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 Long-Term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. For more information on Acadia, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Acadia Transactions” and Note 18 — “Acadia Transactions.” For more information on Evangeline, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP.”
At December 31, 2012, Cleco had 1,259 employees.
Cleco’s mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.
Cleco’s homepage on the Internet is located at http://www.cleco.com. Cleco Corporation’s and Cleco Power’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC are available, free of charge, through Cleco’s website after those reports or filings are filed electronically with or furnished to the SEC. Cleco’s filings also can be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the

Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Cleco’s electronically filed reports also can be obtained on the SEC’s Internet site located at http://www.sec.gov. Cleco’s corporate governance guidelines, code of conduct for financial matters, ethics and business standards, and the charters of its board of directors’ audit, compensation, finance, and nominating/governance committees are available on its website and available in print to any shareholder upon request. Information on Cleco’s website or any other website is not incorporated by reference into this Report and does not constitute a part of this Report.
At December 31, 2012, Cleco Power had 992 employees. Cleco Power’s mailing address is P.O. Box 5000, Pineville, Louisiana, 71361-5000, and its telephone number is (318) 484-7400.
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

OPERATIONS

Cleco Power

Segment Financial Information
Summary financial results of the Cleco Power segment for years 2012, 2011, and 2010 are presented in the following table.

(THOUSANDS)	2012	2011	2010
Revenue
Electric operations	$944,169	$1,051,956	$1,086,102
Other operations	48,156	50,948	42,578
Electric customer credits	(630)	(6,811)	(9,596)
Affiliate revenue	1,372	1,389	1,371
Operating revenue, net	$993,067	$1,097,482	$1,120,455
Depreciation expense	$125,486	$115,634	$107,966
Interest charges	$80,502	$97,090	$78,731
Interest income	$333	$630	$379
Federal and state income taxes	$68,133	$69,409	$75,107
Segment profit	$146,848	$142,835	$147,405
Additions to long-lived assets	$222,104	$201,980	$449,052
Equity investment in investee	$14,532	$14,532	$13,073
Segment assets	$3,871,729	$3,726,471	$3,795,227

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

For more information on Cleco Power’s results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Cleco Power’s Results of Operations.”

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general. These factors include, among others, fluctuations in the price of fuel, an increasingly competitive business environment, the cost of compliance with environmental and reliability regulations, conditions in the credit markets and global economy, changes in the federal and state regulation of generation, transmission, and the sale of electricity, and the increasing uncertainty of future federal regulatory and environmental policies. For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see “Cautionary Note Regarding Forward-Looking Statements” and “— Regulatory Matters, Industry Developments, and Franchises” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring.” For a

discussion of risk factors affecting Cleco Power’s business, see Item 1A, “Risk Factors — Transmission Constraints,” “— LPSC Audits,” “— Hedging and Risk Management Activities,” “— Commodity Prices,” “— Global Economic Environment and Uncertainty; Access to Capital,” “— Future Electricity Sales,” “— Cleco Power Generation Facilities,” “— MISO,” “— Reliability and Infrastructure Protection Standards Compliance,” “— Environmental Compliance,” “— Regulatory Compliance,” “— Cleco Power’s Rates,” “— Retail Electric Service,” “— Wholesale Electric Service,” “— Weather Sensitivity,” “— Cleco Credit Ratings,” “— Alternative Generation Technology,” “— Insurance,” “— Litigation,” “— Taxes,” “— Health Care Reform,” “— Technology and Terrorism Threats,” and “— Cleco Power Unsecured and Unsubordinated Obligations.”

Power Generation
As of December 31, 2012, Cleco Power’s aggregate net electric generating capacity was 2,436 MW. This amount reflects the maximum production capacity these units can sustain over a specified period of time. The following table sets forth certain information with respect to Cleco Power’s generating facilities:

GENERATING STATION	YEAR OF INITIAL OPERATION	NAMEPLATE CAPACITY (MW)	(1)	NET CAPACITY (MW) (2)	TYPE OF FUEL USED FOR GENERATION	GENERATION TYPE
Brame Energy Center
Nesbitt Unit 1	1975	440		422	natural gas	steam
Rodemacher Unit 2	1982	157	(3)	148	coal/natural gas	steam
Madison Unit 3	2010	641		628	petroleum coke/coal/biomass	steam
Acadia Unit 1	2002	580		562	natural gas	combined cycle
Teche Unit 1	1953	23		18	natural gas	steam
Teche Unit 3	1971	359		297	natural gas	steam
Teche Unit 4	2011	33		34	natural gas	combustion
Dolet Hills Power Station	1986	325	(4)	319	lignite/natural gas	steam
Franklin Gas Turbine	1973	7		8	natural gas	combustion
Total generating capability		2,565		2,436
(1) Nameplate capacity is the capacity at the start of commercial operations.
(2) Based on capacity testing of the generating units and operational tests performed between January and August 2012.
(3) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
(4) Represents Cleco Power’s 50% ownership interest in the capacity of Dolet Hills, a 650-MW generating unit.
The following table sets forth the amounts of power generated by Cleco Power for the years indicated.

PERIOD	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2012	9,143	81.3
2011	10,025	86.5
2010	8,753	74.7
2009	4,943	46.4
2008	4,747	44.3

The primary factors causing the decrease in power generated at Cleco Power’s own facilities in 2012 were milder weather and more power purchased due to the NRG Power Marketing LLC agreement and the contracts with Evangeline. Also contributing to the decrease was lower natural gas prices which lowered the market costs of power purchases.

Fuel and Purchased Power
Changes in fuel and purchased power expenses reflect fluctuations in types and pricing of fuel used for electric generation, fuel transportation and delivery costs, availability of economical power for purchase, and deferral of expenses for recovery from customers through the FAC in subsequent months. For a discussion of certain risks associated with changes in fuel costs and their impact on utility customers, see Item 1A, “Risk Factors — LPSC Audits” and “— Transmission Constraints.”
The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

		LIGNITE		COAL		NATURAL GAS		BIOMASS	PETROLEUM COKE
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	WEIGHTED AVERAGE COST PER MWh
2012	$36.36	25.2	$33.03	17.0	$27.81	45.8	$17.74	*	$23.54	12.0	$30.37
2011	$30.99	23.6	$29.48	15.6	$46.39	33.8	$65.06	*	$31.70	27.0	$36.12
2010	$27.56	26.9	$27.35	12.1	$55.61	40.4	$—	—	$23.14	20.6	$37.96
2009	$26.04	45.1	$27.10	21.5	$105.22	33.1	$—	—	$34.64	0.3	$52.49
2008	$24.09	51.3	$27.50	18.4	$108.48	30.3	$—	—	$—	—	$50.27
* Not meaningful

Power Purchases
When the market price of power is more economical than self-generation of power or when Cleco Power needs power to supplement its own electric generation, and when transmission capacity is available, Cleco Power purchases power from energy marketing companies or neighboring utilities. These purchases are made from the wholesale power market. During 2012, power purchases were made at prevailing market prices. The lower cost per MWh of purchased power was primarily due to lower natural gas prices.
The following table sets forth the average cost and amounts of power purchased by Cleco Power on the wholesale market.

PERIOD	COST PER MWh	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2012	$27.43	2,098	18.7
2011	$38.94	1,569	13.5
2010	$43.66	2,966	25.3
2009	$34.57	5,712	53.6
2008	$73.72	5,959	55.7

For information on Cleco Power’s ability to pass on to its customers substantially all of its fuel and purchased power expenses, see “— Regulatory Matters, Industry Developments, and Franchises — Rates.”
During 2012, Cleco Power met its capacity requirements with its owned generation, one long-term power purchase agreement, and the contracts with NRG Power Marketing LLC and Evangeline. The long-term contract, which expires in April 2018, is for the purchase of 20 MW of power from the Sabine River Authority, which operates a hydroelectric generating plant. The NRG Power Marketing LLC agreement provided 200 MW of capacity and energy from January 1, 2012, through April 30, 2012. The first agreement with Evangeline provided 250 MW of capacity and energy beginning January 1, 2012, through April 30, 2012. The second agreement was a three-year power purchase agreement providing 730 MW of capacity and energy with Evangeline for a delivery term beginning May 1, 2012, and ending April 30, 2015. Cleco expects to meet its native load demand in 2013 with Cleco Power’s own generation capacity and the contract with Evangeline. For more information on these contracts, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP.”
Due to its location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission when accessing external power markets. At times, constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power’s service territory. Cleco Power’s power contracts, as well as spot market power purchases, may be affected by these transmission constraints. For information on the Acadiana Load Pocket transmission project and how transmission constraints in this area have been reduced, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — Acadiana Load Pocket Transmission Project.”

Coal, Petroleum Coke, and Lignite Supply
Cleco Power uses coal for generation at Rodemacher Unit 2.  Cleco Power has agreements with Cloud Peak Energy and Peabody Energy to provide the majority of coal needs through 2014.  The coal supply agreements are fixed-priced for each year of the contract and together provide for the full requirements to support Cleco Power's minimum planned dispatch of Rodemacher Unit 2. Cleco Power actively manages its inventory levels throughout the year with spot purchases if necessary.  With respect to transportation of coal, Cleco Power has an agreement with Union Pacific Railroad Company for transportation of coal from Wyoming's Powder River Basin to Rodemacher Unit 2 through December 31, 2016.  Cleco Power leases approximately 241 railcars to transport its coal under two long-term leases, one expiring in March 2017, and the other expiring in March 2021.
Cleco Power uses a combination of petroleum coke and Illinois Basin Coal for generation at Madison Unit 3.  Petroleum coke is a by-product of the oil refinery process and is not considered a fuel specifically produced for a market; however, more than adequate petroleum coke supplies are produced from refineries each year throughout the world, particularly in the Gulf Coast region.  During 2012, Cleco received the majority of its petroleum coke supply from refineries located along the Lower Mississippi River.  The majority of the petroleum coke purchases were in accordance with existing contracts ranging in terms of three to five years ending December 31, 2014.  Petroleum coke spot purchases are typically short-term in nature ranging from one to three month terms.  Each of the agreements are priced per the Jacobs Consultancy Petroleum Coke Quarterly Monthly Price Index or the “PACE” Monthly Index.
During 2012, Cleco purchased approximately 19,000 tons of Illinois Basin Coal from Peabody Energy and approximately 319,000 tons from Knight Hawk Coal, LLC. Cleco’s agreement with Knight Hawk Coal, LLC was for delivery of 400,000 tons during 2012 and 200,000 tons in 2013. The undelivered contract volume from 2012 will be purchased and delivered in 2013 at the original contract price along with the 2013 contracted volume. Cleco Power continues to use Louisiana waterways such as the Mississippi River and the Red River to deliver both petroleum coke and Illinois Basin Coal to the plant site. Savage Services is Cleco Power’s exclusive transportation provider. On December 28, 2012, Cleco Power entered into an amended agreement for 42 dedicated barges.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

The initial term of this agreement is from the date of the amendment until August 31, 2017. The term of this agreement will automatically renew for successive periods of two years each unless written notice is provided by either party. After September 2014, Cleco Power has the option to purchase any or all of the dedicated barges. At December 31, 2012, Cleco Power’s petroleum coke inventory at Madison Unit 3 was approximately 244,000 tons and Cleco Power’s Illinois Basin Coal inventory at Madison Unit 3 was approximately 102,000 tons. The total fuel inventory is 346,000 tons (approximately a 69-day supply).
Cleco Power uses lignite for generation at the Dolet Hills Power Station. Cleco Power and SWEPCO each own an undivided 50% interest in the other’s leased and owned lignite reserves within the Dolet Hills mine in northwestern Louisiana. Additionally, through Oxbow, which is owned 50% by Cleco Power and 50% by SWEPCO, Cleco Power and SWEPCO control approximately 43 million tons of estimated recoverable lignite reserves also located in northwestern Louisiana. Cleco Power and SWEPCO have entered into a long-term agreement with DHLC for the mining and delivery of lignite reserves at both mines, the operations of which are conducted together by SWEPCO. The Amended Lignite Mining Agreement requires Cleco Power and SWEPCO to purchase the lignite mined and delivered by DHLC at cost plus a specified management fee. The term of this contract runs until all economically mineable lignite has been mined. The reserves from these mines are expected to be sufficient to fuel the Dolet Hills Power Station until at least 2026. At December 31, 2012, Cleco Power’s investment in Oxbow was $14.5 million. For information regarding deferred mining costs and obligations associated with this mining agreement see, Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities — Mining Costs” and Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments.” For more information on Oxbow, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities — Equity Method VIEs — Oxbow.”
The continuous supply of coal and lignite may be subject to interruption due to adverse weather conditions or other factors that may disrupt mining operations or transportation to the plant site. At December 31, 2012, Cleco Power’s coal inventory at Rodemacher Unit 2 was approximately 194,000 tons (approximately an 88-day supply), and Cleco Power’s lignite inventory at Dolet Hills was approximately 227,000 tons (approximately a 36-day supply).

Natural Gas Supply
During 2012, Cleco Power purchased 36.8 million MMBtus of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the following table.

NATURAL GAS SUPPLIER	2012 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL NATURAL GAS USED
Gavilon, LLC	13,253,475	36,300	35.6%
Shell Energy North America	7,205,000	19,700	19.3%
ConocoPhillips Company	4,711,651	12,900	12.7%
ChevronTexaco	3,528,286	9,700	9.5%
Southwestern Energy Services	2,071,800	6,700	6.6%
Citigroup Energy Inc.	1,720,732	4,700	4.6%
Tauber Oil Company	783,703	2,100	2.1%
Others	3,561,050	9,800	9.6%
Total	36,835,697	101,900	100.0%

Cleco Power owns natural gas pipelines and interconnections at all of its generating facilities which allow it to access various natural gas supply markets and maintain a more economical fuel supply for Cleco Power’s customers.
Natural gas was available without interruption throughout 2012. Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers. However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation issues. Large industrial users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result, prices may increase rapidly in response to temporary supply interruptions. Partially addressing potential natural gas fuel curtailments and interruptions during 2012, Cleco contracted for natural gas storage with Pine Prairie Energy Center in 2010 for a period of five years ending in April 2015. Gas storage will be used to supply gas to Cleco Power’s generating facilities in the event of an interruption of supply due to events of force majeure and to operationally balance gas supply to the units. It will also be used to mitigate short-term natural gas price spikes that may occur. The storage volume is contracted by paying a capacity reservation charge at a fixed rate. There are also variable charges incurred to withdraw and inject gas from storage. To further address natural gas supply reliability, flexibility, and cost reduction, a capital project to connect Pine Prairie Energy Center to Acadia was approved in 2011. The new pipeline was completed in 2012 and is being used to supply fuel to Acadia. Currently, Cleco Power anticipates that its diverse supply options, gas storage, and alternative fuel capability, combined with its solid-fuel generation resources, are adequate to meet its fuel needs during any temporary interruption of natural gas supplies.

Sales
Cleco Power’s 2012 and 2011 system peak demands, which occurred on June 26, 2012, and August 3, 2011, were 2,282 MW and 2,355 MW, respectively. Sales and system peak demand are affected by weather and are typically highest during the summer air-conditioning season. In 2012, Cleco Power experienced above normal summer weather conditions and well below normal winter conditions. In 2011, Cleco Power experienced well above normal summer weather conditions and slightly below normal winter conditions. For information on the effects of future energy sales on Cleco Power’s results of operations, financial position, and cash flows, see Item 1A, “Risk Factors — Weather Sensitivity” and “— Future Electricity Sales.” For information on the financial

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

effects of seasonal demand on Cleco Power’s quarterly operating results, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Miscellaneous Financial Information (Unaudited).”
Capacity margin is the net capacity resources (either owned or purchased) less native load demand divided by net capacity resources. Each year, members of the SPP submit forecasted native load demand and the forecasted mix of net capacity resources to meet this demand. During 2012, Cleco Power’s capacity margin was 34.0%, which is above the SPP’s capacity margin benchmark of 12.0%, primarily due to the three-year power purchase agreement with Evangeline which provides 730 MW of capacity and energy. During 2011, Cleco Power’s capacity margin was 13.0%, primarily due to the addition of Acadia Unit 1 and Madison Unit 3 to Cleco Power’s capacity resources in 2010. Cleco Power expects to meet the SPP’s capacity benchmark of 12.0% in 2013.

Capital Investment Projects
For a discussion of Cleco Power’s capital investment projects, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — Acadiana Load Pocket Transmission Project,” and “— AMI Project.”

Midstream
Summary financial results of the Midstream segment for 2012, 2011, and 2010 are presented in the following table.

(THOUSANDS)	2012	2011	2010
Revenue
Tolling operations	$25,559	$19,004	$26,067
Other operations	3	9	3
Affiliate revenue	—	45	960
Operating revenue, net	$25,562	$19,058	$27,030
Depreciation expense	$6,006	$5,872	$5,779
Interest charges	$770	$(28,996)	$7,140
Equity income from investees, before tax	$—	$62,053	$38,848
Gain on toll settlement	$—	$—	$148,402
Federal and state income tax expense	$6,404	$44,637	$71,255
Segment profit	$9,155	$42,792	$114,467
Additions to long-lived assets	$8,759	$8,437	$2,113
Equity investment in investees	$—	$—	$73,648
Total segment assets	$215,342	$233,891	$316,166

As of December 31, 2012, Midstream wholly and directly owned three active limited liability companies that operated mainly in Louisiana.

•	Evangeline, which owns and operates Coughlin, a combined-cycle natural gas-fired power plant and owns a natural gas interconnection that allows for access to the natural gas supply market.

•	APH, which prior to April 29, 2011, owned a 50% indirect interest in Acadia, a combined-cycle natural gas-fired power plant.

•
Generation Services, which prior to December 24, 2011, offered power station operations and maintenance services. Its customers were Evangeline and Acadia. On December 24, 2011, Generation Services’ employees were transferred to Midstream.

The following table sets forth certain information with respect to Midstream’s operating generating facilities.

GENERATING STATION	COMMENCEMENT OF COMMERCIAL OPERATION	NAMEPLATE CAPACITY (MW)	NET CAPACITY (MW)		TYPE OF FUEL USED FOR GENERATION
Coughlin Unit 6	2000	264	259	(1)	natural gas
Coughlin Unit 7	2000	511	494	(1)	natural gas
Total capacity		775	753
(1) Based on capacity testing of generating units performed in December 2012.

Prior to December 31, 2011, Evangeline’s capacity was dedicated to one customer, JPMVEC. On February 22, 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement whereby the parties agreed to terminate the Evangeline Tolling Agreement which was set to expire in 2020 and entered into the Evangeline 2010 Tolling Agreement, effective March 1, 2010. The Evangeline 2010 Tolling Agreement was an exclusive, market-based tolling agreement for Coughlin’s generating Units 6 and 7, expiring December 31, 2011, with an option for JPMVEC to extend the term of the agreement through December 31, 2012. The tolling agreement gave the tolling counterparty the right to own, dispatch, and market all of the electric generation capacity of the respective facility. Under the tolling agreement, the tolling counterparty was responsible for providing its own natural gas to the facility and paid a fixed fee and a variable fee for operating and maintaining the respective facility. JPMVEC did not exercise the option to extend the tolling agreement and as a result, Coughlin’s capacity and energy became available to Midstream beginning January 1, 2012. In January 2012, Evangeline began serving Cleco Power 250 MW of capacity and energy under an agreement through April 30, 2012, with the remaining output at Evangeline being marketed through an energy management services agreement with a third party marketer. In December 2011, Evangeline was notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power RFP for contractual resources beginning in May 2012. The proposal was for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and was approved by the LPSC in March 2012 and FERC in April 2012. On October 30, 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 Long-Term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. For information on the RFP, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP.”
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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

following factors.” For more information on Acadia’s transactions with Cleco Power and Entergy Louisiana, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Acadia Transactions,” and Note 18 — “Acadia Transactions.”
In December 2011, Midstream contributed all of its ownership interests in CLE Intrastate to Evangeline. Prior to this transaction, CLE Intrastate’s revenue was generated primarily from a monthly reservation fee paid by Evangeline for access to the Columbia Gulf interconnect and from a transportation fee that varied depending on the amount of gas transported through the interconnect for use by Coughlin.
At December 31, 2012, Midstream had 32 employees. For more information on Midstream’s operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Midstream.”

Customers
No single customer accounted for 10% or more of Cleco’s consolidated revenue or Cleco Power’s consolidated revenue in 2012, 2011, or 2010. For more information regarding Cleco’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

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
The current amount of Cleco Power’s annual retail earnings is subject to the terms of an FRP established by the LPSC effective February 12, 2010. The 2010 FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually. The capital structure assumes an equity ratio of 51.0%. The 2010 FRP included a mechanism that allowed for the recovery of revenue requirements related to Cleco Power’s acquisition of Acadia Unit 1, which was completed in February 2010, the Acadiana Load Pocket transmission project, which was completed in December 2012, and incremental capacity costs above the level included in base rates. The 2010 FRP allows Cleco Power to propose additional capital projects to the LPSC during its initial four-year term. Cleco Power anticipates requesting an extension of its current FRP in a second quarter 2013 filing with the LPSC. For more information on Cleco Power’s acquisition of Acadia Unit 1 and the Acadiana Load Pocket transmission project, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Acadia Transactions — Acadia Unit 1” and Part II, Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Acadiana Load Pocket Transmission Project.”
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through an LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. The LPSC FAC General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed not less than every other year. In February 2012, after an audit of FAC filings, the LPSC Staff’s consultant issued a preliminary audit report recommending a cost disallowance of approximately $0.4 million plus interest for the years 2003 through 2008. There was no opposition from intervenors to the recommendations of the LPSC Staff’s consultant and the report was approved by the LPSC on July 18, 2012. Cleco Power made refunds of $0.4 million plus interest to customers during the September 2012 billing cycle. Cleco Power has FAC filings for the years 2009 through 2012 that remain subject to audit.
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover certain costs of environmental compliance as an adder to customers’ bills. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Variable emission mitigation costs, which are the cost of reagents such as ammonia and limestone that are used to reduce air emissions, are also eligible for recovery. In November 2011, the LPSC opened Docket No. X-32150 to audit the costs for the periods October 2009 through October 2010. The total amount of environmental expenses included in the audit was approximately $11.3 million. In April 2012, the LPSC Staff’s consultant issued an audit report recommending no cost disallowance for the review period. There was no opposition from intervenors to the recommendations of the LPSC Staff’s consultant and the report was approved by the LPSC on July 18, 2012. Cleco Power has EAC filings for the years 2010 through 2012 that remain subject to audit.
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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

substantially successful in the timely renewal of franchises as each neared the end of its term. Cleco Power’s next municipal franchise expires in July 2014.

Franchise Renewals
Cleco Power renewed the following franchise agreements during 2011 and 2012.

DATE	CITY	TERM	NUMBER OF CUSTOMERS
July 2011	Opelousas	10 years	10,000
July 2011	Colfax	30 years	800
November 2011	Keachi	30 years	60
November 2011	Patterson	22 years	2,760
December 2011	Baldwin	22 years	945
April 2012	Oakdale	27 years	3,300
April 2012	Slidell	33 years	15,900
May 2012	Berwick	22 years	2,600
October 2012	Basile	30 years	900
October 2012	Campti	30 years	600

Other Franchise Matters
On March 9, 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana on behalf of three Cleco Power customers in Opelousas, Louisiana. The complaint alleged that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers. In addition, on May 11, 2010, a second complaint repeating the allegations of the first was filed on behalf of a number of Opelousas residents. On December 4, 2012, the Louisiana Supreme Court issued its opinion accepting Cleco’s jurisdictional arguments and dismissed the state court claims. The only matter remaining is before the 19th Judicial District Court to review the LPSC ruling in Cleco’s favor that it had properly charged the ratepayers of Opelousas. For more information regarding these complaints, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — City of Opelousas.”

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

•	the ability of electric utilities to recover stranded costs,

•	the role of electric utilities, independent power producers, and competitive bidding in the purchase, construction, and operation of new generating capacity,

•	the pricing of transmission service on an electric utility’s transmission system, or the cost of transmission services provided by an RTO/ISO,

•	FERC’s assessment of market power and utilities’ ability to buy generation assets,

•	mandatory transmission reliability standards,

•	FERC rulemakings encouraging migration of utility operations to RTOs,

•	the authority of FERC to grant utilities the power of eminent domain,

•	increasing requirements for renewable energy sources,

•	demand response and energy efficiency standards,

•	comprehensive multi-emissions environmental regulation in the areas of air, water, and waste,

•	regulation of greenhouse gas emissions,

•	FERC’s increased ability to impose financial penalties,

•	the American Recovery and Reinvestment Act of 2009,

•	the Dodd-Frank Act, and

•
the SEC’s requirement that financial statements be prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board by U.S. issuers for purposes of their filings with the SEC.

The Registrants are unable, at this time, to predict the outcome of such issues or effects on their results of operations, financial position, or cash flows.
For information on certain regulatory matters and regulatory accounting affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters.”

ENVIRONMENTAL MATTERS

Environmental Quality
Cleco is subject to federal, state, and local laws and regulations governing the protection of the environment. Violations of these laws and regulations may result in substantial fines and penalties. Cleco has obtained the environmental permits necessary for its operations, and management believes Cleco is in compliance in all material respects with these permits, as well as all applicable environmental laws and regulations. Environmental requirements affecting electric power generation facilities are complex, change frequently, and have become more stringent over time as a result of new legislation, administrative actions, and judicial interpretations. Therefore, the capital costs and other expenditures necessary to comply with existing and new environmental requirements are difficult to determine. Cleco Power may request recovery from its retail customers of the

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

costs to comply with environmental laws and regulations. If revenue relief were to be approved by the LPSC, then Cleco Power’s retail rates could increase. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, then Cleco Power would bear those costs directly. Such a decision could negatively impact, perhaps significantly, the Registrants’ results of operations, financial condition, and cash flows. Cleco’s capital expenditures related to environmental compliance were $16.1 million during 2012 and are estimated to be $87.5 million in 2013. The following table lists capital expenditures, including AFUDC, for environmental matters by subsidiary.

SUBSIDIARY (THOUSANDS)	ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2012	PROJECTED ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2013
Cleco Power	$16,096	$87,474
Evangeline	7	—
Total	$16,103	$87,474

Projected environmental capital expenditures for 2013 include $85.0 million related to compliance with MATS and $2.0 million related to the selective non-catalytic reduction systems used to treat pollutants in order to comply with environmental regulations.

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
The EPA has proposed and adopted rules under the authority of the CAA relevant to the emissions of SO2 and NOx from Cleco’s generating units. The CAA established the Acid Rain Program to address the effects of acid rain and imposed restrictions on SO2 emissions from certain generating units. The CAA requires these generating units to possess a regulatory “allowance” for each ton of SO2 emitted beginning in the year 2000. The EPA allocates a set number of allowances to each affected unit based on its historic emissions. As of December 31, 2012, Cleco Power and Midstream had sufficient allowances for 2012 operations and expect to have sufficient allowances for 2013 operations under the Acid Rain Program.
The Acid Rain Program also established emission rate limits on NOx emissions for certain generating units. Cleco Power is able to achieve compliance with the acid rain permit limits for NOx at all of its affected facilities.
On July 6, 2011, the EPA finalized a rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone” known as CSAPR that would require significant reductions in SO2 and NOx emissions from electric generating units (EGUs) in 28 states, including Louisiana. Under CSAPR, the EPA would set total emissions limits for each state allowing limited interstate trading (and unlimited intrastate trading) of emission allowances among power plants to comply with these limits beginning May 1, 2012. Specifically for Louisiana, CSAPR would limit NOx emissions for the ozone season, which consists of the months of May through September.

On December 30, 2011, in response to numerous petitions by both state and industry participants, the D.C. Circuit Court of Appeals issued an order staying implementation of CSAPR pending resolution of legal challenges to the rule. The Court further ordered that the Clean Air Interstate Rule (CAIR), a predecessor rule to CSAPR, remain in place while CSAPR was stayed. On August 21, 2012, the D.C. Circuit Court of Appeals issued a 2-1 opinion vacating and remanding CSAPR. As such, CSAPR is vacated and CAIR is reinstated in its place for now.  The D.C. Circuit Court ordered the EPA to rewrite the rule in an expeditious fashion to address the flaws of CSAPR. Early this year, the D.C Circuit Court denied a petition for rehearing by the EPA, leaving its only recourse filing a writ of certiorari seeking a Supreme Court review. If the EPA is unsuccessful in the appeals process and undertakes rewriting a new rule, it is uncertain what the new rule will entail. It is very likely that any compliance requirements of a new rule will be delayed for at least a year or more. Until then, CAIR remains in effect.
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
MATS imposes strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases (hydrochloric acid, or HCI, as a surrogate), and non-mercury metallic pollutants (filterable particulate matter as a surrogate). Affected EGUs also have to comply with certain work practice standards to control the emission of organic air toxins.
MATS allows existing sources approximately three years to comply with the rule. The actual compliance deadline is April 16, 2015. A one-year compliance extension is available with approval from the relevant permitting authority, which in Cleco’s case is the LDEQ, if that facility is actively installing control equipment to comply with the rule.
Cleco completed its evaluation of control technology options for Dolet Hills, Madison Unit 3, and Rodemacher Unit 2. As noted previously, Cleco has identified capital expenditures that will be required to engineer, procure, and install pollution controls and emissions monitoring equipment to ensure Cleco will be in a position to comply with MATS in a timely manner.
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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

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
In addition to its program for applying PSD and Title V permitting requirements to the largest stationary sources of GHG, the EPA has also committed to establish New Source Performance Standards (NSPS) for GHG emissions from fossil fuel power plants and refineries. On December 23, 2010, the EPA announced that it had settled litigation with states and environmental groups that sought to compel the EPA to establish NSPS. Under the settlement, the EPA committed to issue standards for new and modified facilities, and the power plant settlement also commits the EPA to issue standards for existing facilities. The EPA issued proposed NSPS rules for CO2 on April 13, 2012. This proposal only affects new units and contains no requirements for modifications or for existing units. This rule has not yet been finalized. Cleco expects that the EPA will eventually issue guidelines to the states requiring them to adopt and submit to the EPA for approval standards for existing, unmodified facilities that conform to those guidelines. Once the state standards are approved by the EPA and become effective, existing unmodified facilities must be given a reasonable amount of time to comply with the standards. At this time, Cleco cannot predict what these standards will entail or what level of GHG controls the EPA and the state of Louisiana will require. However, any new rules that require significant reductions of GHG emissions from EGUs could require potentially significant expenditures or modification or curtailment of operations to maintain or achieve compliance.
The enactment of federal or state renewable portfolio standards (RPS) mandating the use of renewable and alternative fuel sources such as wind, solar, biomass, and geothermal could result in certain changes in Cleco’s business or its competitive position. These changes could include additional costs for renewable energy credits, alternate compliance payments, or capital expenditures for renewable generation resources. RPS legislation has been enacted in many states and Congress is considering various bills that would create a national RPS. Cleco continues to evaluate the impacts of potential RPS legislation on its businesses based on the RPS programs in other states. Cleco will continue to monitor developments related to RPS at the federal and state levels. For information on Cleco’s actions resulting from the LPSC’s Renewable Energy Order, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP — Renewable Energy Pilot Program.”
As part of its periodic re-evaluation of the protectiveness of the National Ambient Air Quality Standards (NAAQS), the EPA has adopted rules that strengthen the NAAQS for specific criteria pollutants including ozone, NO2, and SO2. In 2008, the EPA issued a NAAQS for ozone of 75 parts per billion (ppb). The EPA subsequently proposed to lower that standard, but dropped its proposed reconsideration and is currently moving ahead with states, including Louisiana, to implement the 75 ppb ozone under the 2008 NAAQS. The EPA has recommended the five-parish area around Baton Rouge as a non-attainment area for ozone under the 2008 NAAQS, which will require Louisiana to establish a state implementation plan to bring those areas back into attainment by 2015. Since NOx emissions are a precursor to ozone formation, existing fossil fuel-fired EGUs located in or near ozone non-attainment areas could be targeted for installation of additional NOx emission controls. Cleco cannot determine the potential impact of this rule on its generating units until Louisiana finalizes its state implementation plan for this rule.
A revised primary NAAQS for NO2 promulgated by the EPA took effect on April 12, 2010. The EPA established a new one-hour standard at a level of 100 ppb to supplement the existing annual standard. In January 2012, the EPA determined that no area in the country was violating the standard. However, the LDEQ expects to operate new monitors at two portions of highway in the Baton Rouge and New Orleans areas. The EPA may redesignate areas based on new data it receives from states. Due to the fact that fossil fuel-fired EGUs are a significant source of NO2 emissions in the country, a non-attainment designation could result in utilities such as Cleco being required to substantially reduce their NO2 emissions. However, because no state implementation plan has been proposed, Cleco cannot predict the potential impacts of such a rule on its generating units at this time.
The EPA revised the NAAQS for SO2 on June 22, 2010. The new standard is now a one-hour health standard of 75 ppb, designed to reduce short-term exposures to SO2 ranging from five minutes to 24 hours. An important aspect of the new SO2 standard is a revised emission monitoring network combined with a new ambient air modeling approach to determine compliance with the new standard. The LDEQ has recommended St. Bernard and East Baton Rouge as non-attainment areas. The EPA expects to identify or designate areas not meeting the new standard by July 2013. Utilities could be required to substantially reduce their SO2 emissions to comply with this NAAQS. However, because no state implementation plan has been proposed, Cleco is unable to determine the potential impacts of this rule on its generating units at this time.
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

Water Quality
Cleco’s facilities also are subject to federal and state laws and regulations regarding wastewater discharges. Cleco has received from the EPA and the LDEQ permits required under the federal Clean Water Act (CWA) for wastewater discharges from its generating stations. Wastewater discharge permits have fixed dates of expiration, and Cleco applies for renewal of these permits within the applicable time periods.
On March 28, 2011, the EPA proposed regulations which would establish standards for cooling water intake structures at

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

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
The CWA requires the EPA to periodically review and, if appropriate, revise technology based effluent limitations guidelines for categories of industrial facilities, including power generating facilities. The EPA is currently expected to issue proposed revised steam electric effluent limitations guidelines by May 2013 and final revised steam electric effluent limitations guidelines by June 2014. The revised effluent limitations guidelines could require costly technological upgrades at Cleco’s existing facilities, in particular if additional wastewater treatment systems are required to be installed. Since the revised regulations are yet to be proposed, Cleco is unable to predict what the new effluent limitations guidelines will be or how significant the costs may be for Cleco to comply.

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
On May 18, 2010, the EPA released a proposed rule for regulating the disposal and management of coal combustion by products or residuals (CCRs) from coal-fired power plants. Rather than offering a single approach, the EPA requested comments on two options for regulating CCRs. The first, known as the “Subtitle C” option, would regulate CCRs as a new special waste subject to many of the requirements for hazardous waste, while the second, known as the “Subtitle D” option, would regulate CCRs in a manner similar to industrial solid waste. Either of the EPA proposed options represents a shift toward more comprehensive and costly requirements for CCR disposal and management, but the Subtitle C option contains significantly more stringent requirements and will require greater capital and operating costs to comply with that rule, if finalized. Both options seem to allow the continued use of ash for certain beneficial reuses. Depending upon the outcome of the final rule, this regulatory proposal could significantly impact the manner and cost in which Cleco Power manages its CCRs. The final CCR rule is expected to be issued by the EPA in late 2013 or by mid 2014. Any stricter requirements imposed on coal ash and associated ash management units by the EPA as a result of this new rule could significantly increase the cost of operating existing units or require them to be significantly upgraded. Until a final rule is promulgated, Cleco is unable to determine how significant the costs associated with potentially stricter requirements are likely to be.
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

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute). CERCLA establishes several classes of PRPs for a contaminated site and imposes strict, joint and several liability on those PRPs for the cost of response to the contamination. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

negotiations with the EPA for the performance of an RI/FS at an area known as the Devil’s Swamp Lake site just northwest of Baton Rouge, Louisiana. The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site. The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site, but no final determination has been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to PRP’s

Clean Harbors, Inc. and Baton Rouge Disposal to conduct an RI/FS on December 3, 2009. The Tier 1 and Tier 2 parts of the study were complete as of June 25, 2012. Currently, the study/remedy selection task continues. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the facility site, if any, may be and whether or not this will have a material adverse effect on the Registrants’ results of operations, financial condition, or cash flows.

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
Cleco Power relies on two main suppliers of electric transmission when accessing external power markets. At times, even after completion of the Acadiana Load Pocket transmission project, physical constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power’s service territory, which in turn can affect capacity or power purchases under long-term contracts, as well as spot market power purchases. If the amount of purchased power actually delivered into Cleco’s transmission system were to be less than the amount of power contracted for delivery, Cleco Power may rely on its own generation facilities to meet customer demand. Cleco Power’s incremental generation cost at that time could be higher than the cost to purchase power from the wholesale power market, thereby increasing its customers’ ultimate cost. In addition, the LPSC may not allow Cleco Power to recover part or all of its generation cost, which could be substantial.

LPSC Audits

The LPSC conducts fuel audits that could result in Cleco Power making substantial refunds of previously recorded revenue.
Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such expenses. Recovery of FAC costs is subject to a periodic fuel audit by the LPSC. The LPSC FAC General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit will be performed not less than every other year.
Cleco Power currently has FAC filings for 2009 through 2012 subject to audit. Management is not able to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. However, if a disallowance of fuel costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows. The most recent fuel audit completed by the LPSC was for the years 2003 through 2008 and resulted in Cleco Power making refunds of $0.4 million plus interest to customers during the September 2012 billing cycle.

The LPSC conducts environmental audits that could result in Cleco Power making substantial refunds of previously recorded revenue.
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover certain costs of environmental compliance as an adder to customers’ bills. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Variable emission mitigation costs, which are the cost of reagents such as ammonia and limestone that are used to reduce air emissions, are also eligible for recovery. In November 2011, the LPSC opened Docket No. X-32150 to audit the costs for the periods October 2009 through October 2010.
Cleco Power has environmental adjustment clause filings for the years 2010 through 2012 that remain subject to audit. These variable emission mitigation costs were historically recovered through the FAC. Management is not able to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. However, if a disallowance of environmental costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Hedging and Risk Management Activities

Cleco Power is subject to market risk associated with fuel cost hedges relating to open natural gas contracts. Cleco has risk management policies which cannot eliminate all risk involved in its energy commodity activities.
Cleco Power may enter into fuel cost hedge positions to mitigate the volatility in fuel costs passed through to its retail customers. When these positions close, actual gains or losses are deferred and included in the FAC in the month the physical contract settles. However, recovery of any of these FAC costs is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC.
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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

standardized OTC derivatives to be traded on registered exchanges regulated by the Commodity Futures Trading Commission (CFTC), (2) imposing new and potentially higher capital and margin requirements and (3) authorizing the establishment of overall volume and position limits. The law gave the CFTC authority to exempt end users of energy commodities. The end user exemption reduces, but does not eliminate, the applicability of these measures. Cleco Power qualifies for the end user exemption and intends to apply for it at the appropriate time. These requirements could cause Cleco Power’s future OTC transactions to be more costly and have an adverse effect on its liquidity due to additional capital requirements. In addition, by standardizing OTC products, these reforms could limit the effectiveness of Cleco Power’s hedging programs because Cleco Power would have less ability to tailor OTC derivatives to match the precise risk it is seeking to protect.

Commodity Prices

Cleco Power is subject to the fluctuation in the market prices of various commodities which may increase the cost of producing power.
Cleco Power purchases natural gas, petroleum coke, lignite, and coal under long-term contracts and on the spot market. Historically, the markets for natural gas, petroleum coke, and coal have been volatile and are likely to remain volatile in the future. Cleco Power’s retail and wholesale rates include a FAC that enables it to adjust rates for monthly fluctuations in the cost of fuel and purchased power. However, recovery of any of these FAC costs is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC or FERC.

Global Economic Environment and Uncertainty; Access to Capital

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

The Registrants depend on access to the capital markets and, at times, may face potential liquidity constraints, which could make it more difficult to handle future contingencies such as natural disasters or substantial increases in commodity prices. Disruptions in the capital and credit markets may adversely affect the Registrants’ ability to meet liquidity needs, access capital to operate and grow their businesses, and the cost of capital.

The Registrants’ business is capital intensive and dependent upon their respective ability to access capital at reasonable rates and other terms. At times there are spikes in the price for natural gas and other commodities that increase the Registrants' liquidity requirements. In addition, the Registrants' liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster similar to that experienced in the Registrants' service territory with Hurricanes Katrina and Rita in 2005. The occurrence of one or more contingencies, including a delay in regulatory recovery of fuel, purchased power, or storm restoration costs, higher than expected pension contributions, an acceleration of payments or decreased credit lines, less cash flow from operations than expected, or other unknown events, such as future storms, could cause the financing needs of the Registrants to increase. In addition, accessing the debt capital markets more frequently in these situations may result in an increase in leverage. Material leverage increases could negatively affect the Registrants' respective credit ratings, which in turn could negatively affect access to capital markets.
The global capital and credit markets have experienced extreme volatility and disruption in the recent past. The inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively affect the Registrants' ability to maintain and expand their business. Events beyond the Registrants' control, such as volatility and disruption in global capital and credit markets, may create uncertainty that could increase their cost of capital or impair their ability to access the capital markets, including the ability to draw on their respective bank credit facilities. The Registrants are unable to predict the degree of success they will have in renewing or replacing their respective credit facilities as they come up for renewal. Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities. If the Registrants are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an unfavorable cost of capital, which, in turn, could have a material adverse impact on the Registrants' ability to fund capital expenditures or debt service or on the Registrants' flexibility to react to changing economic and business conditions.

Future Electricity Sales

Cleco Power’s future electricity sales and corresponding base revenue and cash flows could be adversely affected by general economic conditions.
General economic conditions can negatively impact the businesses of Cleco Power’s industrial and commercial customers resulting in decreased power consumption, which causes a corresponding decrease in revenue. In the past, recessions have adversely affected MWh sales due to closures and reductions in load requirements across Cleco Power’s industrial customer base, particularly among manufacturers of wood and paper products. The paper industry continues to be vulnerable to decreasing demand for its products, and the downturn in residential home construction also has caused a significant reduction in the demand and prices for lumber and other wood products. Reduced production or the shut down of any of these customers’ facilities could substantially reduce Cleco Power’s base revenue.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Energy conservation and energy efficiency efforts could have a material adverse effect on Registrant's results of operations, financial condition, and cash flows.
Regulatory and legislative bodies have proposed or introduced requirements and incentives to reduce energy consumption. Conservation and energy efficiency programs are designed to reduce energy demand. Future electricity sales could be impacted by industrial customers switching to alternative sources of energy, including on-site power generation and retail customers purchasing less electricity due to increased conservation efforts or expanded energy efficiency measures. Unless there is a regulatory solution, declining usage will result in an under-recovery of fixed costs at Cleco Power's rate regulated business. A reduction in energy demand could have a material adverse effect on the Registrants' results of operations, financial condition, and cash flows.

Cleco Power Generation Facilities

Cleco Power’s generation facilities are susceptible to unplanned outages, significant maintenance requirements, and interruption of fuel deliveries.
The operation of power generation facilities involves many risks, including breakdown or failure of equipment, fuel supply interruption, and performance below expected levels of output or efficiency. Almost one-third of Cleco Power’s net capacity is at facilities that were originally constructed before 1980. Older equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to operate at peak capacity or availability, or to comply with environmental permits. If Cleco Power fails to make adequate expenditures for equipment maintenance, Cleco Power risks incurring more frequent unplanned outages, higher than anticipated operating and maintenance expenditures, increased fuel or power purchase costs, and potentially the loss of revenue related to competitive opportunities. Newer equipment can be subject to premature failures.
Cleco Power’s generating facilities are fueled primarily by coal, natural gas, petroleum coke, and lignite. The deliverability of these fuel sources may be constrained due to such factors as higher demand, production shortages, weather-related disturbances, waterway levels, or lack of transportation capacity. If the suppliers are unable to deliver the contracted volume of fuel, Cleco Power would have to replace any deficiency with alternative sources, which may not be as favorable and could increase the ultimate cost of fuel to customers. Fuel and purchased power expenses are recovered from customers through the FAC, which is subject to refund until either a prudency review or a periodic fuel audit is conducted by the LPSC.
Competition for access to other natural resources, particularly oil and natural gas, could negatively impact Cleco Power’s ability to access its lignite reserves. Land owners may grant other parties access for oil and natural gas drilling in the same area to which Cleco has been granted access for lignite reserves. Placement of drilling rigs and pipelines for developing oil and gas reserves can preclude access to lignite in the same areas making the right of first access critical with respect to extracting lignite. Competition for the right of first access may need to be determined through legal processes. Additionally, Cleco Power could be indirectly liable for the impacts of other companies’ activities on lands that have been mined and reclaimed by Cleco Power. Loss of access to lignite reserves or the liability for impacts on reclaimed lands could have material adverse effects to the Registrants’ results of operations, financial condition, and cash flows.

The construction of, and capital improvements to, power generation facilities involve substantial risks. Should construction or capital improvement efforts be unsuccessful, the financial condition, results of operations, or liquidity of Cleco Power could be materially affected.
Cleco Power's ability to complete construction of, or capital improvements to, power generation facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, engineering and project execution risk and escalating costs for materials, labor, and environmental compliance. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as required under their contracts, changes in the scope and timing of projects, poor quality initial cost estimates from contractors, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel costs, or materials costs, downward changes in the economy, changes in laws or regulations, including environmental compliance requirements, and other events beyond the control of Cleco Power may occur that may materially affect the schedule, cost, and performance of these projects. If these projects are significantly delayed or become subject to cost overruns or cancellation, Cleco Power could incur additional costs and termination payments, face increased risk of potential write-off of the investment in the project, or may not be able to recover such costs.

MISO

MISO market operations could have a material adverse effect on the Registrants' results of operations, production costs, financial condition, and cash flows.
On December 6, 2012, Cleco Power filed an application with the LPSC requesting a public interest determination to find in favor of the transfer of functional control of certain transmission assets to MISO, to create an accounting order deferring costs related to Cleco Power’s transition into the MISO organization, and to expedite treatment. Cleco Power anticipates joining the MISO RTO by January 2014.
The MISO market region that Cleco Power will be a part of is referred to as “MISO South,” which encompasses parts of Arkansas, Louisiana, Mississippi and Texas.  Once integrated, Cleco Power will no longer make economic or routine dispatch decisions regarding its generating assets that affect reliability of the bulk transmission electric system.  Commitment of generation resources to the market will be determined by MISO based on priced offers.  All operational impacts and production cost projections have been based on analytical assumptions on how the region will operate with both Cleco Power and Entergy as members. Future energy costs will be heavily influenced by MISO's dispatch of the generating assets owned not only by Cleco Power, but all market participants in the new MISO South region.  Also, the recovery of transition costs to join MISO and new MISO billing determinants is dependent on a favorable accounting order from the LPSC.
MISO will evaluate forced outage rates to assess each generating unit capacity for planning reserve functions. Should Cleco Power units not perform to MISO standards, Cleco Power may not possess sufficient planning reserves to

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

serve its needs and could be forced to purchase capacity from the market. The costs of such capacity may not be recoverable and could have a material adverse effect on the Registrants’ results of operations, production costs, financial condition, and cash flows.

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
In February 2010, the SPP RE notified Cleco that an audit would be conducted to determine Cleco’s compliance with the NERC Reliability Standard and Critical Infrastructure Protection cybersecurity standard requirements. The audit was conducted in April 2010. Cleco submitted mitigation plans and evidence of remedial efforts in connection with the SPP’s initial findings from the audit. Cleco and the SPP agreed to a financial settlement totaling less than $0.1 million, which has been approved by NERC. Cleco’s next scheduled NERC Critical Infrastructure Protection audit is expected to begin in March 2013. The next NERC Reliability audit is scheduled to begin in November 2013. Management is unable to predict the outcome of the future audit or whether it will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Environmental Compliance

Cleco’s costs of compliance with environmental laws and regulations are significant. The costs of compliance with new environmental laws and regulations, as well as the incurrence of incremental environmental liabilities, could be significant to the Registrants.
Cleco is subject to extensive environmental oversight by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations related to air quality, water quality, waste management, natural resources, and health and safety. Cleco also is required to obtain and comply with numerous governmental permits in operating its facilities. Existing environmental laws, regulations, and permits could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to Cleco. For example, the EPA has announced rules that it will regulate CO2 and hazardous air pollutants from electric generating units. Cleco may incur significant capital expenditures or additional operating costs to comply with these revisions, reinterpretations, and new requirements. If Cleco fails to comply, it could be subject to civil or criminal liabilities and fines or may be forced to shut down or reduce production from its facilities. Cleco cannot predict the outcome of pending or future legislative and rulemaking proposals.
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
Cleco’s business is subject to extensive federal, state, and local laws and regulations. The LPSC regulates Cleco’s retail operations, and FERC regulates Cleco’s wholesale operations. The construction, planning, and siting of Cleco’s power plants and transmission lines also are subject to the jurisdiction of the LPSC and FERC. Additional regulatory authorities have jurisdiction over some of Cleco’s operations and construction projects including the EPA, the U.S. Bureau of Land Management, the U.S. Fish and Wildlife Services, the DOE, the U.S. Army Corps of Engineers, the U.S. Department of Homeland Security, the Occupational Safety and Health Administration, the U.S. Department of Transportation, the Federal Communications Commission, the LDEQ, the Louisiana Department of Health and Hospitals, the Louisiana Department of Natural Resources, the Louisiana Department of Public Safety, regional water quality boards, and various local regulatory districts.
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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Cleco Power’s Rates

The LPSC and FERC regulate the rates that Cleco Power can charge its customers.
Cleco Power’s ongoing financial viability depends on its ability to recover its costs from its LPSC-jurisdictional customers in a timely manner through its LPSC-approved rates and its ability to pass to its FERC customers through rates its FERC-authorized revenue requirements. Cleco Power’s financial viability also depends on its ability to recover in rates an adequate return on capital, including long-term debt and equity. If Cleco Power is unable to recover any material amount of its costs in rates in a timely manner or recover an adequate return on capital, the Registrants’ results of operations, financial condition, and cash flows could be materially adversely affected.
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
Cleco Power’s wholesale rates are regulated by FERC, which conducts a review of Cleco Power’s generation market power every three years in addition to each time generation capacity changes. In January 2012, Cleco filed a Notice of Change of Status with FERC resulting from the termination of the Evangeline 2010 Tolling Agreement. In connection with such notice, Cleco included an analysis of Cleco's generation market power. In June 2012, Cleco filed its triennial market power analysis with FERC. FERC has not yet issued any findings in connection with either filing. If FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates within its control area, which could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Weather Sensitivity

The operating results of Cleco Power are affected by weather conditions and may fluctuate on a seasonal and quarterly basis.
Weather conditions directly influence the demand for electricity, particularly kWh sales to residential customers. In Cleco Power’s service territory, demand for power typically peaks during the hot summer months. As a result, Cleco Power’s financial results may fluctuate on a seasonal basis. In addition, Cleco Power has sold less power and, consequently, earned less income when weather conditions were milder. Unusually mild weather in the future could have a material adverse impact on the Registrants’ results of operations, financial condition, and cash flows.
Severe weather, including hurricanes and winter storms, can be destructive causing outages and property damage that can potentially result in additional expenses and lower revenue. Extreme drought conditions can impact the availability of cooling water to support the operations of generating plants, which can also result in additional expenses and lower revenue.

The physical risks associated with climate change could impact the Registrants’ results of operations, financial condition, and cash flows.
The physical risks from climate change, such as an increase in sea level, wetland and barrier island erosion, risks of flooding and changes in weather conditions, such as changes in temperature and precipitation patterns, and potential increased impacts of extreme weather conditions or storms, could affect the Registrants' operations. The Registrants’ assets are in and serve communities that are at risk from sea level rise, changes in weather conditions, storms, and loss of the protection offered by coastal wetlands. A significant portion of the nation's oil and gas infrastructure is located in these areas and is susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes.
These and other physical changes could result in changes in customer demand, increased costs associated with repairing and maintaining generation facilities and transmission and distribution systems resulting in increased maintenance and capital costs (and potential increased financing needs), limits on Cleco Power's ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction. Also, to the extent that climate change adversely impacts the economic health of a region or results in energy conservation or demand side management programs, it may adversely impact customer demand and revenues. Such physical or operational risks could have a material effect on the Registrants' results of operations, financial condition, and cash flows.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Cleco Credit Ratings

A downgrade in Cleco Corporation’s or Cleco Power’s credit ratings could result in an increase in their respective borrowing costs and a reduced pool of potential investors and funding sources.
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

Holding Company

Cleco Corporation is a holding company and its ability to meet its debt obligations and pay dividends on its common stock is dependent on the cash generated by its subsidiaries.
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
A basic premise of Cleco’s business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price. There are alternative technologies to produce electricity, most notably fuel cells, microturbines, wind turbines, and photovoltaic (solar) cells. Many companies and organizations conduct research and development activities to seek improvements in alternative technologies. It is possible that advances will reduce the cost of alternative methods of electricity production to a level that is equal to or below that of most central station production. Also, as new technologies are developed and become available, the quantity and pattern of electricity purchased by customers could decline, with a corresponding decline in revenues derived by generators. In addition, the current presidential administration and certain members of the U.S. Congress have voiced support for such alternative energy sources. As a result, the value of the Cleco Power and Midstream generation facilities could be significantly reduced.

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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

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
In March 2010, Congress passed, and the President signed, the PPACA. This law may have a significant impact on health care providers, insurers, and others associated with the health care industry. Cleco is continuing to evaluate the impact of this comprehensive law on its business and has made the required changes to its health plan for 2013. Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems. It is uncertain what legislative programs, if any, will be adopted in the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation. Although the law has passed, many regulations have yet to be written; therefore, management cannot quantify the impact of these regulations, including those relating to the establishment of exchanges and the applicability of excise taxes on excess health benefits. The new regulations may have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Technology and Terrorism Threats

Man-made problems such as computer viruses or terrorism may negatively impact the Registrants’ operating results.
Man-made problems such as computer viruses or terrorism may disrupt the Registrants’ operations and harm the

Registrants’ operating results. The Registrants operate in a highly-regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite the implementation of security measures, all of the Registrants’ technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism, and other causes. If the Registrants’ technology systems were to fail and the Registrants were unable to recover in a timely way, the Registrants would be unable to fulfill critical business functions, which could have a material adverse effect on the Registrants’ business, operating results, financial condition, and cash flows. In addition, the Cleco Power and Midstream generation plants, fuel storage facilities, transmission, and distribution facilities may be targets of terrorist activities that could disrupt the Registrants’ ability to produce or distribute some portion of their energy products.
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

Cleco Power LLC’s Unsecured and Unsubordinated Obligations

Cleco Power LLC’s unsecured and unsubordinated obligations, including, without limitation, its senior notes, will be effectively subordinated to any secured debt of Cleco Power LLC and the debt and any preferred equity of any of Cleco Power’s subsidiaries.
Cleco Power LLC’s senior notes and its obligations under various loan agreements and refunding agreements with the Rapides Finance Authority, the Louisiana Public Facilities Authority, and other issuers of tax-exempt bonds for the benefit of Cleco Power LLC are unsecured and rank equally with all of Cleco Power LLC’s existing and future unsecured and unsubordinated indebtedness. As of December 31, 2012, Cleco Power LLC had an aggregate of $1.19 billion of unsecured and unsubordinated indebtedness. The unsecured and unsubordinated indebtedness of Cleco Power LLC will be effectively subordinated to, and thus have a junior position to, any secured debt that Cleco Power LLC may have outstanding from time to time (including any mortgage bonds) with respect to the assets securing such debt. As of December 31, 2012, Cleco Power LLC had no secured indebtedness outstanding. Cleco Power LLC may issue mortgage bonds in the future under its Indenture of Mortgage and holders of mortgage bonds would have a prior claim on certain Cleco Power LLC material assets upon dissolution, winding up, liquidation, or reorganization. Additionally, Cleco Power LLC’s ability (and the ability of Cleco Power LLC’s creditors, including holders of its senior notes) to participate in the assets of Cleco Power LLC’s subsidiary, Cleco Katrina/Rita, is subject to the prior claims of the subsidiary’s creditors. As of December 31, 2012, Cleco Katrina/Rita had $130.1 million of indebtedness outstanding, net of debt discount.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

CLECO CORPORATION

Electric Transmission Substations
As of December 31, 2012, Cleco Corporation, through two wholly owned subsidiaries, owned one transmission substation in Louisiana and one transmission substation in Mississippi.

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

Electric Generating Stations
As of December 31, 2012, Cleco Power either owned or had an ownership interest in three steam electric generating stations, two gas turbines, and one combined cycle unit with a combined nameplate capacity of 2,565 MW, and a combined electric net generating capacity of 2,436 MW. The net generating capacity is the result of capacity tests and operational tests performed between January and August 2012, as required by SPP criteria. This amount reflects the maximum production capacity these units can sustain over a specified period of time. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power — Power Generation.”

Electric Substations
As of December 31, 2012, Cleco Power owned 74 active transmission substations and 222 active distribution substations.

Electric Lines
As of December 31, 2012, Cleco Power’s transmission system consisted of approximately 67 circuit miles of 500-kiloVolt (kV) lines; 534 circuit miles of 230-kV lines; 671 circuit miles of 138 kV lines; and 28 circuit miles of 69-kV lines.  Cleco Power’s distribution system consisted of approximately 3,609 circuit miles of 34.5-kV lines and 8,221 circuit miles of other lines.

General Properties
Cleco Power owns various properties throughout Louisiana, which include a headquarters office building, regional offices, service centers, telecommunications equipment, and other general-purpose facilities.

Title
Cleco Power’s electric generating plants and certain other principal properties are owned in fee simple. Electric transmission and distribution lines are located either on private rights-of-way or along streets or highways by public consent.
Substantially all of Cleco Power’s property, plant, and equipment are subject to a lien of Cleco Power’s Indenture of Mortgage, which does not impair the use of such properties in the operation of its business. As of December 31, 2012, no mortgage bonds were outstanding under the Indenture of Mortgage. Some of the unsecured and unsubordinated indebtedness of Cleco Power will be effectively subordinated to, and thus have a junior position to, any mortgage bonds that Cleco Power may have outstanding from time to time with respect to the assets subject to the lien of the Indenture of Mortgage. Cleco Power may issue mortgage bonds in the future under its Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power material assets upon dissolution, winding up, liquidation, or reorganization.

MIDSTREAM
Midstream considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes. For information on Midstream’s generating facilities, see Item 1, “Business — Operations — Midstream.”

Electric Generation
As of December 31, 2012, Midstream, through one wholly owned subsidiary, owned one electric generating station, with a nameplate capacity of 775 MW and an electric net generating capacity of 753 MW. For information on Midstream’s generating facilities, see Item 1, “Business — Operations — Midstream.”

Title
Midstream’s assets are owned in fee simple. In January 2012, Midstream began marketing Coughlin’s capacity. Evangeline was one of the successful bidders in Cleco Power’s RFP for short-term 2012 resources beginning January 1, 2012. On October 30, 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 Long-Term RFP, subject to further due diligence, the completion of definitive agreements, and regulatory approvals from the LPSC and FERC. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. The transaction is expected to close as early as the fourth quarter of 2013, after completion of regulatory approvals. For more information, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Evangeline Transactions” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP.”

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages, and years of service as of February 19, 2013, are as follows. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Bruce A. Williamson Cleco Corporation Cleco Power

President and Chief Executive Officer since July 2011; Chairman, President and Chief Executive Officer, Dynegy, Inc. from 2004 to 2011.

Chief Executive Officer since July 2011.
(Age 53; one year of service)

Darren J. Olagues Cleco Corporation Cleco Power Midstream

Senior Vice President, Chief Financial Officer since July 2012; Senior Vice President, Chief Financial Officer and Treasurer from November 2011 to July 2012; Senior Vice President and Chief Financial Officer from May 2009 to November 2011.

Senior Vice President from July 2007 to May 2009.
(Age 42; 5 years of service)

Wade A. Hoefling Cleco Corporation Cleco Power

Senior Vice President, General Counsel & Director - Regulatory Compliance since April 2008; Senior Vice President, General Counsel, Director - Regulatory Compliance and Assistant Corporate Secretary from January 2007 to April 2008.
(Age 57; 6 years of service)

Judy P. Miller Cleco Corporation Cleco Power	Senior Vice President - Corporate Services and Internal Audit since November 2011; Corporate Secretary from January 2004 to November 2011. (Age 55; 28 years of service)
Keith D. Crump Cleco Power

Senior Vice President - Commercial Operations since March 2012; Group Vice President from March 2010 to March 2012; Vice President - Regulatory, Retail Operations and Resource Planning from March 2007 to March 2010.
(Age 51; 23 years of service)

William G. Fontenot Cleco Power

Senior Vice President - Utility Operations since March 2012; Group Vice President from March 2010 to March 2012; Vice President - Regulated Generation Development from July 2005 to March 2010.
(Age 50; 26 years of service)

Thomas R. Miller Cleco Corporation Cleco Power

Vice President - Treasurer since July 2012; Senior Vice President & Treasurer, Solar Trust of America LLC from October 2010 to July 2012; Vice President, Treasury, Exelon Corporation from June 2002 to August 2010.
(Age 52; less than one year of service)

Anthony L. Bunting Cleco Power	Vice President - Transmission & Distribution Operations since October 2012; Vice President - Customer Services and Energy Delivery from October 2004 to October 2012. (Age 53; 21 years of service)
Robert R. LaBorde, Jr. Cleco Corporation Cleco Power

Vice President - Strategic Planning, Development and Environmental Policy from November 2011 to November 2012; General Manager - Environmental Services from August 2006 to November 2011.

Vice President - Generation Operations since November 2012.
(Age 45; 21 years of service)

Terry L. Taylor Cleco Corporation Cleco Power	Controller and Chief Accounting Officer since November 2011; Assistant Controller from August 2006 to November 2011. (Age 58; 12 years of service)
Julia E. Callis Cleco Corporation Cleco Power	Associate General Counsel and Corporate Secretary since November 2011; Senior Attorney from August 2007 to November 2011. (Age 44; 5 years of service)

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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND CLECO CORPORATION’S PURCHASES OF EQUITY SECURITIES

CLECO CORPORATION
Cleco Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE). For information on the high and low sales prices for Cleco Corporation’s common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 2012 and 2011, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Miscellaneous Financial Information (Unaudited).” During the years ended December 31, 2012 and 2011, Cleco Corporation repurchased 200,000 shares and 400,000 shares, respectively, of common stock. For information on Cleco Corporation’s common stock repurchase program, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Common and Preferred Stock — Common Stock Repurchase Program.”
Dividends, as determined by the Board of Directors of Cleco Corporation, may be declared and paid on the common stock from time to time out of funds legally available, subject to prior rights to dividends on any outstanding series of preferred stock. The provisions of Cleco Corporation’s amended and restated articles of incorporation applicable to preferred stock and certain provisions contained in the debt instruments of Cleco under certain circumstances restrict the amount of retained earnings available for the payment of dividends by Cleco Corporation. The most restrictive covenant, which is in Cleco Corporation’s credit facility, requires Cleco Corporation’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2012, approximately $758.3 million of retained earnings was unrestricted.
In January 2011, the Board of Directors of Cleco Corporation declared dividends of $0.25 per share of common stock. In April 2011 and July 2011, dividends of $0.28 per share of common stock were declared. In October 2011, January 2012, and April 2012, the Board of Directors declared dividends of $0.3125 per share of common stock.
In July and October 2012, the quarterly dividend declared by the Board of Directors increased to $0.3375 per share of common stock. On January 24, 2013, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.3375 per share payable on February 15, 2013, to common shareholders of record at the close of business on February 5, 2013. The declaration of dividend payments is at the Board of Directors’ sole discretion and future dividends are subject to numerous factors that ordinarily affect the dividend policy, including the result of Cleco’s operations and its financial position, as well as general economic and business conditions.
As of February 1, 2013, there were 5,824 holders of record of Cleco Corporation’s common stock, and the closing price of Cleco Corporation’s common stock as reported on the NYSE Composite Tape was $42.65 per share.
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
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances. The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2012, approximately $623.7 million of member’s equity was unrestricted.
During 2012, 2011, and 2010, Cleco Power made $58.0 million, $130.0 million, and $150.0 million of distribution payments to Cleco Corporation, respectively.
During 2010, Cleco Power received $225.7 million in non-cash equity contributions from Cleco Corporation relating to Acadia Unit 1. For more information regarding this transaction, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Acadia Transactions — Acadia Unit 1.” Cleco Power received no equity contributions from Cleco Corporation in 2012 or 2011.

ITEM 6. SELECTED FINANCIAL DATA

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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Five-Year Selected Financial Data

(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	2012	2011	2010	2009	2008
Operating revenue (loss), net (excluding intercompany revenue)
Cleco Power	$991,695	$1,096,093	$1,119,084	$842,227	$1,069,674
Midstream	25,562	19,013	27,030	8,749	7,921
Other	(23,560)	2,207	2,552	2,782	2,603
Total	$993,697	$1,117,313	$1,148,666	$853,758	$1,080,198
Income before income taxes	$228,975	$298,745	$397,889	$115,886	$120,598
Net income applicable to common stock	$163,648	$195,710	$255,345	$106,261	$102,095
Basic earnings per share applicable to common stock	$2.71	$3.24	$4.23	$1.77	$1.70
Diluted earnings per share applicable to common stock	$2.70	$3.22	$4.20	$1.76	$1.70
Capitalization
Common shareholders’ equity	54.39%	51.50%	48.46%	45.77%	48.89%
Preferred stock	—	—	0.04%	0.04%	0.05%
Long-term debt	45.61%	48.50%	51.50%	54.19%	51.06%
Common shareholders’ equity	$1,499,213	$1,419,857	$1,317,178	$1,115,043	$1,059,836
Preferred stock	$—	$—	$1,029	$1,029	$1,029
Long-term debt, net	$1,257,258	$1,337,056	$1,399,709	$1,320,299	$1,106,819
Total assets	$4,147,349	$4,050,202	$4,161,430	$3,696,479	$3,346,143
Cash dividends declared per common share	$1.30	$1.1225	$0.975	$0.90	$0.90

CLECO POWER
The information called for by Item 6 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 7. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its two primary subsidiaries:

•
Cleco Power, a regulated electric utility company, which owns 9 generating units with a total nameplate capacity of 2,565 MW and serves approximately 283,000 customers in Louisiana through its retail business and 10 communities across Louisiana and Mississippi through wholesale power contracts, and

•	Midstream, a wholesale energy business, which owns Evangeline (which owns and operates Coughlin).

Cleco Power
Many factors affect Cleco Power’s primary business of selling electricity. These factors include the presence of a stable regulatory environment, which can impact cost recovery and return on equity, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; and the ability to meet increasingly stringent regulatory and environmental standards. A key initiative Cleco Power completed during 2012 was the Acadiana Load Pocket transmission project. Key initiatives on which Cleco Power is currently working include completion of the AMI project, completion of the transfer of ownership and control of Coughlin from Evangeline, and integration into MISO by January 2014. These initiatives are discussed below.

Acadiana Load Pocket Transmission Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket. At December 31, 2012, Cleco Power had spent $123.7 million, including AFUDC, on the project. A return on and recovery of the costs associated with the completed portions of the Acadiana Load Pocket transmission project are included in base rates. The project was completed in December 2012. For information on the impact the Acadiana Load Pocket transmission project is expected to have on base revenue, see “— Cleco Power’s Results of Operations — Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 — Base.” For more information, see “— Financial Condition — Regulatory and Other Matters — Acadiana Load Pocket Transmission Project.”

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement advanced metering technology for all of Cleco Power’s retail customers. Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million. The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009. Advanced metering technology includes the installation of electric meters that enable two-way communication capabilities between a home or business and a utility company. At December 31, 2012, Cleco Power had incurred $55.5 million in project costs, of which $20.0 million has been submitted to and reimbursed by the DOE. The project is expected to be completed in the third quarter of 2013. For

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

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

Power Supply Options/Coughlin Transfer from Midstream
Cleco Power is continuing to update its IRP to look at future sources of supply to meet its capacity and energy requirements and to comply with new environmental standards. In August 2011, Cleco Power issued an RFP for resources to enhance reliability for January through April 2012 and selected and negotiated two agreements from the RFP, a power purchase agreement with NRG Power Marketing LLC and a tolling agreement with Evangeline. Both agreements began on January 1, 2012 and ended on April 30, 2012. In October 2011, a second RFP, seeking up to approximately 750 MW of capacity and energy, for a three- or five-year period was issued for supply starting May 1, 2012. Cleco Power selected Evangeline’s proposal for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and approved by the LPSC in March 2012 and FERC in April 2012. In May 2012, Cleco Power issued a draft RFP seeking long-term resources beyond April 2015. The final RFP was issued in July 2012 and proposals were received from potential suppliers in August 2012. On October 30, 2012, Cleco Power announced Evangeline as the winning bidder in Cleco Power’s 2012 Long-Term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. For more information on the RFP, see “— Financial Condition — Regulatory and Other Matters — Generation RFP.”

MISO
Cleco Power’s transmission system is heavily interconnected with Entergy’s system; therefore, Cleco Power plans to follow Entergy and join MISO by January 2014. On December 6, 2012, Cleco Power filed an application with the LPSC indicating Cleco’s intent to join MISO, asking the commission to find that transferring control of certain transmission assets to MISO is in the public interest, to create an accounting order deferring costs related to Cleco Power’s transition into the MISO market, and to expedite treatment. For more information on MISO, see “— Financial Condition — Regulatory and Other Matters — Market Restructuring” and Part 1, Item 1A, “Risk Factors — MISO.”

Cleco Midstream

Evangeline
In March 2010, Evangeline restructured its tolling agreement with JPMVEC and entered into the Evangeline 2010 Tolling Agreement whereby the parties shortened the expiration of the prior long-term agreement from 2020 to December 31, 2011 (with a JPMVEC option to extend one year). JPMVEC did not exercise the option to extend the Evangeline 2010 Tolling Agreement and as a result, Coughlin’s capacity and energy became available to Midstream beginning January 1, 2012. Evangeline was one of the successful bidders in Cleco Power’s RFP for short-term 2012 resources beginning January 1, 2012, and began providing 250 MW of capacity and energy to Cleco Power under a tolling agreement through April 30, 2012. In addition, in December 2011, Evangeline also was notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power RFP for contractual resources beginning in 2012. The proposal was for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and was approved by the LPSC in March 2012 and FERC in April 2012. Midstream had been marketing Coughlin’s capacity for periods beginning after April 30, 2015, and had been evaluating various options to optimize Coughlin’s value. On October 30, 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 Long-Term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. For more information, see “— Financial Condition — Regulatory and Other Matters — Generation RFP.”

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

RESULTS OF OPERATIONS

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Cleco Consolidated Results of Operations — Year ended December 31, 2012, Compared to Year ended December 31, 2011
		FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue, net	$993,697	$1,117,313	$(123,616)	(11.1)%
Operating expenses	712,046	819,066	107,020	13.1%
Operating income	$281,651	$298,247	$(16,596)	(5.6)%
Allowance for other funds used during construction	$6,711	$4,947	$1,764	35.7%
Equity income from investees, before tax	$—	$62,050	$(62,050)	(100.0)%
Other income	$29,117	$8,914	$20,203	226.6%
Interest charges	$84,156	$70,658	$(13,498)	(19.1)%
Federal and state income taxes	$65,327	$102,897	$37,570	36.5%
Net income applicable to common stock	$163,648	$195,710	$(32,062)	(16.4)%

Consolidated net income applicable to common stock decreased $32.1 million, or 16.4%, in 2012 compared to 2011 primarily due to the absence of the gain from the disposition of Acadia Unit 2 during 2011, partially offset by the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Units 1 and 2. Also contributing to the decrease were lower corporate earnings. Partially offsetting these decreases were higher Cleco Power earnings.
Operating revenue, net decreased $123.6 million, or 11.1%, in 2012 compared to 2011 largely as a result of lower fuel cost recovery revenue at Cleco Power due to lower per unit costs of fuel used for electric generation and power purchased for utility customers and lower volumes of fuel used for electric generation.
Operating expenses decreased $107.0 million, or 13.1%, in 2012 compared to 2011 primarily due to lower per unit costs and volumes of fuel used for electric generation.
Allowance for other funds used during construction increased $1.8 million, or 35.7%, in 2012 compared to 2011, primarily due to higher AFUDC accruals related to the AMI Project and miscellaneous transmission projects, partially offset by lower amounts from the Acadiana Load Pocket transmission project and the absence of accruals related to the completion of Teche Unit 4.
Equity income from investees decreased $62.1 million, or 100.0%, in 2012 compared to 2011 primarily due to the absence of the gain from the disposition of Acadia Unit 2 during 2011. For more information on the Acadia Unit 2 transaction, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Acadia Transactions.”
Other income increased $20.2 million, or 226.6%, in 2012 compared to 2011 primarily due to the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Units 1 and 2 and higher royalty payments.
Interest charges increased $13.5 million, or 19.1%, in 2012 compared to 2011 largely due to the absence of a favorable tax settlement recorded in 2011 relating to Evangeline. Partially offsetting this increase was lower interest charges at Cleco Power and lower corporate interest charges related to the repayment of a bank term loan in April 2011.

Federal and state income taxes decreased $37.6 million, or 36.5%, in 2012 compared to 2011. Tax expense decreased primarily due to the change in pre-tax income, excluding AFUDC equity, the settlement of legacy tax issues, and an increase in tax credits, partially offset by increases for the absence of a valuation allowance reversal recorded in 2011 and tax returns filed. The effective income tax rate is 28.5% which is different than the federal statutory rate primarily due to the effect of state income taxes, tax credits, and the effects of settlements of legacy tax issues.
On July 3, 2012, Cleco and Cleco Power filed a PLR request with the IRS in order to determine the appropriateness and timing of the special allowance for depreciation for Madison Unit 3. Subsequently, on December 28, 2012, Cleco received a favorable PLR from the IRS, consistent with the request allowing for the additional first year depreciation deduction in the amount of $411.0 million as reflected on Cleco Corporation’s 2011 federal income tax return. Cleco and Cleco Power consider it more likely than not that these income tax losses generated on the 2011 income tax return will be utilized to reduce future payments of income taxes and both Cleco and Cleco Power expect to utilize the entire net operating loss carryforward within the statuatory deadlines.
Results of operations for Cleco Power and Midstream are more fully described below.

CLECO POWER

Significant Factors Affecting Cleco Power

Revenue is primarily affected by the following factors:
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general. These factors include, among others, an increasingly competitive business environment, the cost of compliance with environmental and reliability regulations, conditions in the credit markets and global economy, and changes in the federal and state regulation of generation, transmission, and the sale of electricity. For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see Part I, Item 1 “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” and “— Financial Condition — Regulatory and Other Matters — Market Restructuring.” For a discussion of risk factors affecting Cleco Power’s business, see Item 1A, “Risk Factors — Transmission Constraints,” “— LPSC Audits,” “— Hedging and Risk Management Activities,” “— Commodity Prices,” “— Global Economic Environment and Uncertainty; Access to Capital,” “— Future Electricity Sales,” “— Cleco Power Generation Facilities,” “— MISO,” “— Reliability and Infrastructure Protection Standards Compliance,” “— Environmental Compliance,” “— Regulatory Compliance,” “— Cleco Power’s Rates,” “— Retail Electric Service,” “— Wholesale Electric Service,” “— Weather Sensitivity,” “— Cleco Credit Ratings,” “— Alternative Generation Technology,” “— Insurance,” “— Litigation,” “— Taxes,” “— Health Care Reform,” “— Technology and Terrorism Threats,” and “— Cleco Power Unsecured and Unsubordinated Obligations.”
Cleco Power’s residential customers’ demand for electricity is largely affected by weather. Weather generally is measured in cooling degree-days and heating degree-days. A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

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
Cleco Power has experienced over the last five years, and anticipates over the next five years, moderate growth in retail non-industrial sales volume. For the retail industrial class, Cleco Power expects new industrial load to be added in 2013, 2014, and 2015, principally driven by expected development in northwestern Louisiana associated with the development of Haynesville shale gas discovered in that area. In addition, Cleco Power also expects to begin providing service to expansions of current retail customers’ operations, as well as service to a new retail customer. These expansions of service to current customers and service to a new customer are expected to contribute additional base revenue of $2.0 million in 2013, an additional $1.0 million in 2014, and an additional $2.8 million in 2015. Cleco Power’s expectations and projections regarding retail sales are dependent upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power’s service area. For more information, see “Cautionary Note Regarding Forward-Looking Statements.”
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

•	increase in capital and operations and maintenance costs due to higher construction and labor costs,

•	changes in electric rates compared to customers’ ability to pay,

•	access to transmission systems,

•	need for additional transmission capacity for reliability purposes,

•	changes in the credit markets and global economy,

•	implementation of automated metering initiatives or advanced metering technologies, and

•	integration into MISO.

For more information on energy legislation in regulatory matters that could affect Cleco, see “— Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets.”
Cleco Power’s revenues and earnings also are substantially affected by regulatory proceedings known as rate cases. During those cases, the LPSC and FERC determine Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its customers through the rates charged for electric service. These proceedings may examine, among other things, the prudence of Cleco Power’s operation and maintenance practices, level of subject expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC has the authority to disallow costs found not to have been prudently incurred. These regulatory proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or reducing rates. Rate cases generally have long timelines which may be limited by statute. Decisions are typically subject to appeal, leading to additional uncertainty.

Other expenses are primarily affected by the following factors:
The majority of Cleco Power’s non-fuel cost recovery expenses consist of other operations, maintenance, depreciation, and taxes other than income taxes. Other operations expenses are affected by, among other things, the cost of employee benefits, insurance expenses, and the costs associated with energy delivery and customer service. Maintenance expenses associated with Cleco Power’s plants generally depend upon their physical characteristics, as well as the effectiveness of their preventive maintenance programs. Transmission and distribution maintenance expenses are generally affected by the level of repair and rehabilitation of lines to maintain reliability. Depreciation expense primarily is affected by the cost of the facilities in service, the time the facilities were placed in service, and the estimated useful life of the facilities. Taxes other than income taxes generally include payroll taxes, franchise taxes, and ad valorem taxes. Cleco Power anticipates certain non-fuel cost recovery expenses to be higher in 2013 compared to 2012. These expenses include higher plant maintenance expenses, higher taxes other than income taxes, and higher depreciation expense. In addition, Cleco Power expects its postretirement benefit expenses to be affected by changes in discount rates, actual returns on plan assets, level of benefits provided, and actuarial assumptions used in the calculations.

Cleco Power’s Results of Operations — Year ended December 31, 2012, Compared to Year ended December 31, 2011
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue
Base	$606,577	$605,024	$1,553	0.3%
Fuel cost recovery	337,592	446,932	(109,340)	(24.5)%
Electric customer credits	(630)	(6,811)	6,181	90.8%
Other operations	48,156	50,948	(2,792)	(5.5)%
Affiliate revenue	1,372	1,389	(17)	(1.2)%
Operating revenue, net	$993,067	$1,097,482	$(104,415)	(9.5)%
Operating expenses
Fuel used for electric generation – recoverable	277,605	379,771	102,166	26.9%
Power purchased for utility customers – recoverable	59,989	67,167	7,178	10.7%
FAC non-recoverable fuel and power purchased	21,338	6,778	(14,560)	(214.8)%
Other operations	115,072	116,988	1,916	1.6%
Maintenance	72,386	74,603	2,217	3.0%
Depreciation	125,486	115,634	(9,852)	(8.5)%
Taxes other than income taxes	33,999	32,157	(1,842)	(5.7)%
Gain on sale of assets	(2)	(9)	(7)	77.8%
Total operating expenses	$705,873	$793,089	$87,216	11.0%
Operating income	$287,194	$304,393	$(17,199)	(5.7)%
Allowance for other funds used during construction	$6,711	$4,947	$1,764	35.7%
Other income	$5,847	$3,163	$2,684	84.9%
Interest charges	$80,502	$97,090	$16,588	17.1%
Federal and state income taxes	$68,133	$69,409	$1,276	1.8%
Net income	$146,848	$142,835	$4,013	2.8%

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Cleco Power’s net income for 2012 increased $4.0 million, or 2.8%, compared to 2011. Contributing factors include:

•	lower interest charges,

•	lower electric customer credits,

•	lower other operations and maintenance expenses,

•	higher other income,

•	higher allowance for other funds used during construction,

•	higher base revenue, and

•	lower income taxes.

These were partially offset by:

•	higher FAC non-recoverable fuel and power purchased,

•	higher depreciation expense,

•	lower other operations revenue, and

•	higher taxes other than income taxes.

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2012	2011	(UNFAVORABLE)
Electric sales
Residential	3,624	3,877	(6.5)%
Commercial	2,655	2,650	0.2%
Industrial	2,311	2,366	(2.3)%
Other retail	133	134	(0.7)%
Total retail	8,723	9,027	(3.4)%
Sales for resale	1,934	1,888	2.4%
Unbilled	(43)	(139)	69.1%
Total retail and wholesale customer sales	10,614	10,776	(1.5)%

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2012	2011	(UNFAVORABLE)
Electric sales
Residential	$281,378	$294,076	(4.3)%
Commercial	181,093	179,786	0.7%
Industrial	85,675	85,965	(0.3)%
Other retail	9,908	9,815	0.9%
Surcharge	9,133	10,695	(14.6)%
Other	(6,252)	(6,426)	2.7%
Total retail	$560,935	$573,911	(2.3)%
Sales for resale	47,767	45,633	4.7%
Unbilled	(2,125)	(14,520)	85.4%
Total retail and wholesale customer sales	$606,577	$605,024	0.3%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

			FOR THE YEAR ENDED DEC. 31,
				2012 CHANGE
	2012	2011	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	3,189	3,255	2,779	(2.0)%	14.8%
Heating degree-days	1,018	1,510	1,545	(32.6)%	(34.1)%

Base
Base revenue increased $1.6 million, or 0.3%, during 2012 compared to 2011 primarily due to an annual rate adjustment associated with Cleco’s FRP which resulted in an $11.2 million increase to base revenue. Partially offsetting this increase was $9.6 million primarily due to milder weather.
Cleco Power expects to begin providing service to expansions of current retail customers’ operations, as well as service to a new retail customer. These expansions of service to current customers and service to a new customer are expected to contribute additional base revenue of $2.0 million in 2013, an additional $1.0 million in 2014, and an additional $2.8 million in 2015. In 2013, Cleco Power also anticipates additional base revenue of $9.0 million annually associated with the adoption of a FERC formula rate methodology for transmission delivery and ancillary services, $2.0 million associated with the Acadiana Load Pocket transmission project, and $1.9 million associated with the recovery of expenditures for compliance of anticipated environmental laws. In January 2012, Cleco Power signed a new 10-year

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

wholesale power contract with service to begin in April 2014. The contract was approved by the LPSC in December 2012. Cleco Power’s load is expected to grow by more than 20%. For information on other effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “— Significant Factors Affecting Cleco Power” and Part I, Item 1A, “Risk Factors — Future Electricity Sales.”

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during 2012 compared to 2011 decreased $109.3 million, or 24.5%, primarily due to decreases in the per-unit costs of fuel used for electric generation and power purchased for utility customers, and lower volumes of fuel used for electric generation. Partially offsetting the decrease were higher volumes of power purchased for utility customers.

Electric Customer Credits
Electric customer credits decreased $6.2 million, or 90.8%, in 2012 compared to 2011 primarily due to a change in rate refunds due to customers, partially offset by new transmission rates subject to refund. For more information on the accrual of electric customer credits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Electric Customer Credits.”

Other Operations
Other operations revenue decreased $2.8 million, or 5.5%, in 2012 compared to 2011, primarily due to $5.9 million related to lower mineral lease payments and $4.9 million related to the absence of a gain on the sale of Cleco Power’s fuel oil supply. Partially offsetting these amounts were $7.0 million related to an increase in wholesale power sales and $1.0 million related to other miscellaneous revenue.

Operating Expenses
Operating expenses decreased $87.2 million, or 11.0%, in 2012 compared to 2011. Fuel used for electric generation (recoverable) decreased $102.2 million, or 26.9%, primarily due to lower per unit costs and volumes of fuel used for electric generation as compared to 2011. Power purchased for utility customers (recoverable) decreased $7.2 million, or 10.7%, largely due to lower per-unit costs of purchased power. Partially offsetting this decrease was higher volumes of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission. However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. FAC non-recoverable fuel and power purchased increased $14.6 million, or 214.8%, primarily due to higher non-recoverable wholesale power purchases and other capacity payments. Other operations expense decreased $1.9 million, or 1.6%, primarily due to lower customer service, administrative, and distribution expenses, partially offset by higher generating station and transmission expenses. Maintenance expenses decreased $2.2 million, or 3.0%, during 2012 compared to 2011 primarily due to lower generating station and distribution maintenance work performed during 2012. Depreciation expense increased $9.9 million, or 8.5%, largely due to portions of the Acadiana Load Pocket transmission project being placed in service, other normal recurring additions to fixed assets, and the reclassification of the Acadia acquisition adjustment amortization. Taxes other than income taxes increased $1.8 million, or 5.7%, primarily due to higher property taxes.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $1.8 million, or 35.7%, during 2012 compared to 2011 primarily due to higher AFUDC accruals related to the AMI Project and miscellaneous transmission projects, partially offset by lower amounts from the Acadiana Load Pocket transmission project and the absence of accruals related to the completion of Teche Unit 4.

Other Income
Other income increased $2.7 million, or 84.9%, during 2012 compared to 2011 primarily due to higher royalty payments.

Interest Charges
Interest charges decreased $16.6 million, or 17.1%, during 2012 compared to 2011 primarily due to $12.1 million related to uncertain tax positions, $7.8 million related to reacquired debt in October and December 2011, $2.5 million related to the retirement of pollution control bonds in January and May 2012, and $0.5 million of lower other net miscellaneous interest charges. Partially offsetting these decreases was $6.3 million related to the issuance of private placement notes in December 2011 and May 2012.

Income Taxes
Federal and state income taxes decreased $1.3 million, or 1.8%, during 2012 compared to 2011. Tax expense decreased primarily due to the settlement of legacy tax issues, tax returns as filed, and an increase in tax credits, partially offset by the absence of a valuation allowance reversal recorded in 2011 and a decrease in state income tax benefits. The effective income tax rate is 31.7% which is different than the federal statutory rate primarily due to the effects of state income taxes, tax credits, and the settlement of legacy tax issues.
On July 3, 2012, Cleco and Cleco Power filed a PLR request with the IRS in order to determine the appropriateness and timing of the special allowance for depreciation for Madison Unit 3 Generating Station. Subsequently, on December 28, 2012, Cleco received a favorable PLR from the IRS, consistent with the request allowing for the additional first year depreciation deduction in the amount of $411.0 million as reflected on Cleco Corporation’s 2011 federal income tax return. Cleco and Cleco Power consider it more likely than not that these income tax losses generated on the 2011 income tax return will be utilized to reduce future payments of income taxes and both Cleco and Cleco Power expect to utilize the entire net operating loss carryforward within the statutory deadlines.

MIDSTREAM

Significant Factors Affecting Midstream

Earnings primarily are affected by the following factors:
Midstream’s 2012 earnings were derived primarily from the power purchase agreement with Cleco Power for Unit 6 for the period of January 2012 through April 2012 and the new power purchase agreement with Cleco Power for Units 6 and 7 that began in May 2012. On April 29, 2011, Acadia completed its

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

disposition of Acadia Unit 2 to Entergy Louisiana. In 2011, Acadia’s revenues were derived primarily from a short-term capacity agreement with Entergy Louisiana. The expiration of the Evangeline 2010 Tolling Agreement was December 31, 2011, (with a JPMVEC option to extend one year). JPMVEC did not exercise the option to extend the tolling agreement and as a result, Coughlin’s capacity and energy became available to Midstream beginning January 1, 2012. Evangeline was one of the successful bidders in Cleco Power’s RFP for short-term 2012 resources beginning January 1, 2012, and began providing 250 MW of capacity and energy to Cleco Power under a tolling agreement through April 30, 2012. In addition, in December 2011, Evangeline was also notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power RFP for contractual resources beginning in 2012. The proposal was for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and was approved by the LPSC in March 2012 and FERC in April 2012. Midstream had been marketing Coughlin’s capacity for periods beginning after April 30, 2015 and had been evaluating various options to optimize Coughlin’s value. On October 30, 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 Long-Term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. For more information, see “— Financial Condition — Regulatory and Other Matters — Generation RFP.”
For more information on the factors affecting Midstream, see Part I, Item 1A, “Risk Factors — Midstream Generation Facility.”

Expenses primarily are affected by the following factors:
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

Midstream’s Results of Operations — Year ended December 31, 2012, Compared to Year ended December 31, 2011
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue
Tolling operations	$25,559	$19,004	$6,555	34.5%
Other operations	3	9	(6)	(66.7)%
Affiliate revenue	—	45	(45)	(100.0)%
Total operating revenue	$25,562	$19,058	$6,504	34.1%
Operating expenses
Fuel used for electric generation	$304	$—	$(304)	—
Power purchased for utility customers	9	—	(9)	—
Other operations	7,786	8,408	622	7.4%
Maintenance	13,693	7,204	(6,489)	(90.1)%
Depreciation	6,006	5,872	(134)	(2.3)%
Taxes other than income taxes	2,559	2,399	(160)	(6.7)%
Loss on sales of assets	64	404	340	84.2%
Total operating expenses	$30,421	$24,287	$(6,134)	(25.3)%
Operating loss	$(4,859)	$(5,229)	$370	7.1%
Equity income from investees, before tax	$—	$62,053	$(62,053)	(100.0)%
Other income	$21,216	$1,619	$19,597	*
Interest charges (income)	$770	$(28,996)	$(29,766)	(102.7)%
Federal and state income tax expense	$6,404	$44,637	$38,233	85.7%
Net income	$9,155	$42,792	$(33,637)	(78.6)%
* Not meaningful

Factors affecting Midstream during 2012 are described below.

Operating Revenue
Operating revenue increased $6.5 million, or 34.1%, in 2012 compared to 2011, largely as a result of higher tolling revenue at Evangeline resulting from the new power purchase agreement with Cleco Power for Units 6 and 7 that began in May 2012 as compared to the Evangeline 2010 Tolling Agreement with JPMVEC for Unit 7.

Operating Expenses
Operating expenses increased $6.1 million, or 25.3% in 2012 compared to 2011 primarily due to higher maintenance expenses. Maintenance expenses increased $6.5 million, or 90.1%, largely as a result of higher turbine maintenance expenses, higher routine maintenance expenses, and higher fall outage expenses at the Coughlin facility. For more information on Evangeline, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities — Consolidated VIEs — Evangeline.”

Equity Income from Investees
Equity income from investees decreased $62.1 million, or 100.0%, in 2012 compared to 2011 due to the absence of the gain from the disposition of Acadia Unit 2 during 2011. For more information on the Acadia Unit 2 transactions, see Item 8,

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

“Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Acadia Transactions.”

Other Income
Other income increased $19.6 million in 2012 compared to 2011 primarily due to the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Units 1 and 2.

Interest Charges
Interest charges increased $29.8 million, or 102.7%, during 2012 compared to 2011 largely as a result of the absence of a favorable tax settlement recorded in 2011 relating to legacy tax issues. For more information on the IRS settlement, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Income Taxes.”

Income Taxes
Federal and state income taxes decreased $38.2 million, or 85.7%, during 2012 compared to 2011. Tax expense decreased primarily due to the change in pre-tax income and the settlement of legacy tax issues, partially offset by tax returns as filed. The effective income tax rate is 41.2% which is different than the federal statutory rate primarily due to the effects of state income taxes and the settlement of legacy tax issues.

Cleco Consolidated Results of Operations — Year ended December 31, 2011, Compared to Year ended December 31, 2010
		FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue, net	$1,117,313	$1,148,666	$(31,353)	(2.7)%
Operating expenses	819,066	855,707	36,641	4.3%
Operating income	$298,247	$292,959	$5,288	1.8%
Allowance for other funds used during construction	$4,947	$12,413	$(7,466)	(60.1)%
Equity income from investees, before tax	$62,050	$38,849	$23,201	59.7%
Gain on toll settlement	$—	$148,402	$(148,402)	(100.0)%
Other income	$8,914	$5,242	$3,672	70.0%
Other expense	$(5,646)	$(4,609)	$(1,037)	(22.5)%
Interest charges	$70,658	$95,776	$25,118	26.2%
Federal and state income taxes	$102,897	$142,498	$39,601	27.8%
Net income applicable to common stock	$195,710	$255,345	$(59,635)	(23.4)%

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
Operating revenue, net decreased $31.4 million, or 2.7%, in 2011 compared to 2010 largely as a result of higher base revenue at Cleco Power.
Operating expenses decreased $36.6 million, or 4.3%, in 2011 compared to 2010 primarily due to lower per unit costs and volumes of power purchased for utility customers.

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
Other expense increased $1.0 million, or 22.5%, in 2011 compared to 2010 primarily due to a decrease in the cash surrender value of life insurance policies at Cleco Corporation.
Interest charges decreased $25.1 million, or 26.2%, in 2011 compared to 2010 largely due to the settlement of legacy tax issues and the retirement of Evangeline’s debt in 2010. Also contributing to the decrease were lower corporate interest charges related to the repayment of a bank term loan in April 2011. Partially offsetting these decreases was higher interest charges at Cleco Power.
Federal and state income taxes decreased $39.6 million in 2011 compared to 2010 primarily due to a decrease in pre-tax income excluding AFUDC equity, partially offset by the settlement of legacy tax issues. The effective income tax rate is 34.4% which is different than the federal statutory rate primarily due to the settlement of legacy tax issues and state tax expense.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power’s Results of Operations — Year ended December 31, 2011, Compared to Year ended December 31, 2010
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue
Base	$605,024	$592,676	$12,348	2.1%
Fuel cost recovery	446,932	493,426	(46,494)	(9.4)%
Electric customer credits	(6,811)	(9,596)	2,785	29.0%
Other operations	50,948	42,578	8,370	19.7%
Affiliate revenue	1,389	1,371	18	1.3%
Operating revenue, net	$1,097,482	$1,120,455	$(22,973)	(2.1)%
Operating expenses
Fuel used for electric generation – recoverable	$379,771	$355,425	$(24,346)	(6.8)%
Power purchased for utility customers – recoverable	67,167	138,051	70,884	51.3%
FAC non-recoverable fuel and power purchased	6,778	14,226	7,448	52.4%
Other operations	116,988	109,678	(7,310)	(6.7)%
Maintenance	74,603	72,048	(2,555)	(3.5)%
Depreciation	115,634	107,966	(7,668)	(7.1)%
Taxes other than income taxes	32,157	32,744	587	1.8%
(Gain) loss on sale of assets	(9)	47	56	119.1%
Total operating expenses	$793,089	$830,185	$37,096	4.5%
Operating income	$304,393	$290,270	$14,123	4.9%
Allowance for other funds used during construction	$4,947	$12,413	$(7,466)	(60.1)%
Other income	$3,163	$2,007	$1,156	57.6%
Interest charges	$97,090	$78,731	$(18,359)	(23.3)%
Federal and state income taxes	$69,409	$75,107	$5,698	7.6%
Net income	$142,835	$147,405	$(4,570)	(3.1)%

Cleco Power’s net income for 2011 decreased $4.6 million, or 3.1%, compared to 2010. Contributing factors include:

•	higher interest charges,

•	higher other operations and maintenance expenses,

•	lower allowance for other funds used during construction, and

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

•	higher depreciation expense.

These were partially offset by:

•	higher base revenue,

•	higher other operations revenue,

•	lower FAC non-recoverable fuel and power purchased,

•	lower electric customer credits, and

•	lower income taxes.

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2011	2010	(UNFAVORABLE)
Electric sales
Residential	3,877	3,978	(2.5)%
Commercial	2,650	2,605	1.7%
Industrial	2,366	2,271	4.2%
Other retail	134	138	(2.9)%
Total retail	9,027	8,992	0.4%
Sales for resale	1,888	1,983	(4.8)%
Unbilled	(139)	46	(402.2)%
Total retail and wholesale customer sales	10,776	11,021	(2.2)%

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2011	2010	(UNFAVORABLE)
Electric sales
Residential	$294,076	$271,781	8.2%
Commercial	179,786	160,039	12.3%
Industrial	85,965	78,158	10.0%
Other retail	9,815	9,186	6.8%
Storm surcharge	10,695	8,888	20.3%
Other	(6,426)	(6,005)	(7.0)%
Total retail	$573,911	$522,047	9.9%
Sales for resale	45,633	47,954	(4.8)%
Unbilled	(14,520)	22,675	(164.0)%
Total retail and wholesale customer sales	$605,024	$592,676	2.1%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	FOR THE YEAR ENDED DEC. 31,
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

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during 2011 compared to 2010 decreased $46.5 million, or 9.4%, primarily due to decreases in the per-unit costs of fuel used for electric generation and power purchased for utility customers, and lower volumes of power purchased for utility customers. Partially offsetting the decreases were higher volumes of fuel used for electric generation and lower volumes of power purchased, primarily due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1 during 2010.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

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

Operating Expenses
Operating expenses decreased $37.1 million, or 4.5%, in 2011 compared to 2010. Fuel used for electric generation (recoverable) increased $24.3 million, or 6.8%, primarily due to higher volumes of fuel used as compared to 2010. Partially offsetting this increase were lower per unit costs of fuel used for electric generation. Power purchased for utility customers (recoverable) decreased $70.9 million, or 51.3%, largely due to lower volumes and lower per-unit costs of purchased power. Lower volumes of power purchased were primarily due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission. However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. FAC non-recoverable fuel and power purchased decreased $7.4 million, or 52.4%, primarily due to the absence of non-recoverable expenses related to fixed-price power that was provided to a wholesale customer during 2010 and lower capacity payments made during 2011. Other operations expense increased $7.3 million, or 6.7%, primarily due to higher generating station, transmission, and distribution expenses and higher employee benefit costs and administrative expenses. Partially offsetting these increases were lower professional fees. Maintenance expenses increased $2.6 million, or 3.5%, during 2011 compared to 2010 primarily due to higher generating station and distribution maintenance work performed during 2011. Other operations and maintenance expenses were impacted during 2011 as a result of Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1. Depreciation expense increased $7.7 million, or 7.1%, largely due to Madison Unit 3 being placed in service and the acquisition of Acadia Unit 1.

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

Income Taxes
Federal and state income taxes decreased $5.7 million, or 7.6%, during 2011 compared to 2010, primarily due to a decrease in pre-tax income excluding AFUDC equity. The effective income tax rate is 32.7% which is different than the federal statutory rate due to the effects of state income taxes.

Midstream’s Results of Operations — Year ended December 31, 2011, Compared to Year ended December 31, 2010
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2011	2010	VARIANCE	CHANGE
Operating revenue
Tolling operations	$19,004	$26,067	$(7,063)	(27.1)%
Other operations	9	3	6	200.0%
Affiliate revenue	45	960	(915)	(95.3)%
Total operating revenue	$19,058	$27,030	$(7,972)	(29.5)%
Operating expenses
Other operations	$8,408	$8,082	$(326)	(4.0)%
Maintenance	7,204	8,868	1,664	18.8%
Depreciation	5,872	5,779	(93)	(1.6)%
Taxes other than income taxes	2,399	342	(2,057)	(601.5)%
Loss on sales of assets	404	387	(17)	(4.4)%
Total operating expenses	$24,287	$23,458	$(829)	(3.5)%
Operating (loss) income	$(5,229)	$3,572	$(8,801)	(246.4)%
Equity income from investees, before tax	$62,053	$38,848	$23,205	59.7%
Gain on toll settlement	$—	$148,402	$(148,402)	(100.0)%
Interest (income) charges	$(28,996)	$7,140	$36,136	506.1%
Federal and state income tax expense	$44,637	$71,255	$26,618	37.4%
Net income	$42,792	$114,467	$(71,675)	(62.6)%

Factors affecting Midstream during 2011 are described below.

Operating Revenue
Operating revenue decreased $8.0 million, or 29.5%, in 2011 compared to 2010 largely as a result of lower tolling revenue resulting from the Evangeline restructuring and pricing of the Evangeline 2010 Tolling Agreement. Affiliate revenue decreased $0.9 million, or 95.3%, in 2011 compared to 2010 primarily due to a decrease in services provided by Generation Services employees who were transferred to Cleco Power

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

during 2010 as a result of Cleco Power’s acquisition of Acadia Unit 1.

Operating Expenses
Maintenance expenses decreased $1.7 million, or 18.8%, in 2011 compared to 2010, largely as a result of lower turbine maintenance expenses at Evangeline. Taxes other than income taxes increased $2.1 million, or 601.5%, primarily due to higher property taxes at Evangeline as a result of the expiration of a 10-year property tax exemption.

Equity Income from Investees
Equity income from investees increased $23.2 million, or 59.7%, in 2011 compared to 2010 primarily due to increased equity earnings at APH primarily from the disposition of Acadia Unit 2 and Acadia Power Station’s remaining common facilities to Entergy Louisiana. Partially offsetting this increase was the absence of the gain from Cleco Power’s acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities during 2010. For more information on the Acadia Unit 1 and 2 transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Acadia Transactions.”

Gain on Toll Settlement
Gain on toll settlement was $148.4 million in 2010 due to transactions related to the termination of the Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Evangeline Transactions.”

Interest Charges
Interest charges decreased $36.1 million, or 506.1%, during 2011 compared to 2010 primarily due to the settlement of legacy tax issues and the retirement of Evangeline’s debt in 2010. For more information on the IRS settlement, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Income Taxes.”

Income Taxes
Federal and state income taxes decreased $26.6 million, or 37.4%, during 2011 compared to 2010, primarily due to a decrease in pre-tax income, partially offset by adjustments related to the settlement of legacy tax issues. The effective income tax rate is 51.1% which is different than the federal statutory rate primarily due to prior year adjustments related to the settlement of legacy tax issues and the effects of state income taxes.

CLECO POWER LLC — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2012, and the year ended December 31, 2011, see “Results of Operations — Cleco Power’s Results of Operations — Year ended December 31, 2012, Compared to Year ended December 31, 2011.”
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
Cleco believes that the following are the most significant critical accounting policies:

•
Cleco accounts for pension and other postretirement benefits under applicable GAAP. To determine assets, liabilities, income, and expense relating to pension and other postretirement benefits, management must make assumptions about future trends. Assumptions and estimates include, but are not limited to, discount rate, expected return on plan assets, future rate of compensation increases, and medical inflation trend rates. These assumptions are reviewed and updated on an annual basis. Changes in the rates from year to year and newly-enacted laws could have a material effect on Cleco’s financial condition and results of operations by changing the recorded assets, liabilities, income, expense, or required funding of the pension plan obligation. One component of pension expense is the expected return on plan assets. It is an assumed percentage return on the market-related value of plan assets. The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. The 2012 return on plan assets was 15.2% compared to an expected long-term return of 6.6%. For 2011, the return on plan assets was 8.7% compared to an expected long-term return of 7.8%. For the calculation of the 2013 periodic expense, Cleco is increasing the expected long-term return on plan

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

assets to 6.78%. This increase was caused by a slight shift to the upper target of international equity investments as allowed by the investment policy statement. The change in allocation is expected to decrease expense by approximately $0.6 million.
For the December 31, 2011, measurement of liabilities, management began using a theoretical bond portfolio in order to calculate the discount rate. As a result of the annual review of assumptions, the discount rate decreased from 5.08% to 4.19% for the December 31, 2012, measurement of liabilities.
A change in the assumed discount rate creates a deferred actuarial gain or loss. Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created. When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created. Actuarial gains and losses also are created when actual results, such as compensation increases, differ from assumptions. Deferred actuarial gains and losses are recorded as a regulatory asset or liability. The net of the deferred gains and losses is amortized to pension expense over the average service life of the remaining plan participants, 11 years for Cleco’s plan, when it exceeds certain thresholds. This approach to amortization of gains and losses has the effect of reducing the volatility of pension expense attributable to investment returns. Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.
The decrease in the discount rate is expected to increase pension expense by approximately $5.0 million in 2013 compared to 2012. Since the assumption is evaluated yearly, the increase may not extend past 2013.
Cleco Power made no contributions to the pension plan during 2012 as compared to $60.0 million in discretionary contributions in 2011 and $5.0 million required contributions in 2010. In January 2013, Cleco Power made $34.0 million in discretionary contributions to the pension plan. Based on current funding assumptions, management estimates that no pension contributions will be required through 2017. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Future required contributions are driven by liability funding target percentages set by law which could cause the required contributions to change from year to year. The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Adverse changes in assumptions, or adverse actual events could cause additional minimum contributions.
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

•
Cleco Corporation consolidates entities as required by GAAP. Generally, a parent consolidates entities in which it controls, either directly or indirectly, the majority of the voting interest. Additionally, a parent could be required to consolidate an entity in which it does not control a majority voting interest if the subsidiary is a variable interest entity and meets certain criteria making the parent the primary beneficiary of an entity. An entity is a variable interest entity if it lacks the ability to finance its activities without support from other parties, if its owners lack controlling financial interest in the entity, or if the entity either conducts substantially all of its activities with or on behalf of an investor or if voting rights are disproportional to risks and rewards. While consolidation or the equity method of accounting will not affect net income applicable to common shareholders, it may affect specific line items within the income statement, such as revenue, specific expense line items, and income from equity investees. Consolidation or the equity method of accounting of an entity will affect specific balance sheet items such as property, plant, and equipment, and long-term debt, which will cause changes in total assets and total liabilities. Shareholders’ equity should not be affected by consolidation or the equity method of accounting of entities. Effective January 1, 2010, the requirements for consolidation changed, requiring Cleco Corporation to consolidate Perryville, Attala, and Evangeline which had been previously accounted for using the equity method.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

•
Part of the compensation employees and directors receive is in the form of equity instruments. The instruments may take the form of restricted stock, stock equivalent units, or other types of equity instruments as described in the compensatory plans. Cleco recognizes equity compensation at the grant date fair value for instruments settled in equity and reporting date fair value for equity compensation settled in cash. Estimates used in the calculation require management judgments and could cause volatility in earnings. For more information on stock-based compensation, see Item 8, “Financial Statements and Supplemental Data — Notes to the Financial Statements — Note 7 — Common and Preferred Stock — Common Stock — Stock-Based Compensation.”

Cleco Power
Cleco Power’s prices are regulated by the LPSC and FERC. By determining what costs can be recovered by Cleco Power through the price it charges its customers, regulatory assets and liabilities are recognized. Future changes made by the regulatory bodies could have a material impact on the operations and financial condition of Cleco Power. Three areas that could be materially impacted by future actions of regulators are:

•
The LPSC determines the ability of Cleco Power to recover prudent costs incurred in developing long-lived assets. If the LPSC were to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss. At December 31, 2012, the carrying value of Cleco Power’s long-lived assets was $2.64 billion. Currently, Cleco Power has concluded that none of its long-lived assets are impaired.

•
Cleco Power has concluded it is probable that regulatory assets can be recovered from ratepayers in future rates. At December 31, 2012, Cleco Power had $510.7 million in regulatory assets, net of regulatory liabilities. Actions by the LPSC could limit the recovery of these regulatory assets, causing Cleco Power to record a loss on some or all of the regulatory assets. For more information on the LPSC and regulatory assets, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Regulation,” Note 3 — “Regulatory Assets and Liabilities,” and “— Financial Condition — Regulatory and Other Matters — Lignite Deferral.”

•
The LPSC determines the amount and type of fuel and purchased power costs that Cleco Power can charge customers through the FAC. Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue. For the years ended December 31, 2012, 2011, and 2010, Cleco Power reported fuel revenue of $337.6 million, $446.9 million, and $493.4 million, respectively.

At December 31, 2012, Cleco Power had $12.4 million in losses in other comprehensive income and $7.3 million of losses and ineffectiveness deferred as a regulatory asset related to interest rate derivatives entered into in 2011. As a result of management’s assessment that it is probable that the losses and ineffectiveness will be recovered through the rate-making process, Cleco Power will amortize the regulatory asset over the 30-year term of the related debt. If management determines that the forecasted future interest payments will not occur and the LPSC determines the costs were imprudent, then any gain or loss on the interest rate derivatives will be required to be recognized in income immediately. For more information on these interest rate derivatives, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — “Fair Value Accounting — Interest Rate Derivatives — Forward Starting Interest Rate Swap.”

Midstream
Generally, Midstream is most affected by market conditions and changes in contract counterparty credit ratings and financial condition. Currently, Cleco Power is Midstream’s only counterparty.

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

On October 30, 2012, Cleco Power announced Evangeline as the winning bidder in the Cleco Power 2012 Long-Term RFP, subject to further due diligence, the completion of definitive agreements, and regulatory approvals from the LPSC and FERC. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. The transaction is expected to close as early as the fourth quarter of 2013, after completion of regulatory approvals. If this transaction does not close and Evangeline does not obtain a long-term agreement for Coughlin’s capacity, the expected future net cash flows of Evangeline could be subject to an increased potential for variability as compared

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

to prior years. Consequently, future impairment tests could occur more frequently and might result in an impairment charge. At December 31, 2012, Midstream had $180.4 million in long-lived assets. For more information on the Evangeline transaction, see “— Financial Condition — Regulatory and Other Matters — Generation RFP — 2012 Long-Term RFP for Capacity and Energy Resources.”

•
At December 31, 2012, Midstream had $8.2 million in indemnification liabilities related to the Acadia Unit 1 and Acadia Unit 2 transactions. The indemnification liabilities contain management’s assumptions and estimates concerning the amount, timing, and probability of potential payments. If those assumptions and estimates do not reflect actual results, then certain triggering events could cause Midstream to make payments in excess of the liability, which could result in additional expenses. For more information regarding these transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s or Cleco Power’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco and Cleco Power, management believes that Cleco and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Corporation and Cleco Power at December 31, 2012:

SENIOR UNSECURED DEBT
	MOODY’S	STANDARD & POOR’S
Cleco Corporation	Baa3	BBB-
Cleco Power	Baa2	BBB

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
At December 31, 2012, Moody’s outlooks for both Cleco Corporation and Cleco Power were stable and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were positive. Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. If Cleco Corporation’s or Cleco Power’s credit ratings were to be downgraded by Moody’s or Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to post additional fees and incur higher interest rates under their bank credit agreements. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or Standard & Poor’s, Cleco Power would be required to post additional collateral for derivatives.
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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

	AT DEC. 31,
(THOUSANDS)	2012	2011
Diversified Lands’ mitigation escrow	$97	$97
Cleco Katrina/Rita’s storm recovery bonds	8,781	8,761
Cleco Power’s future storm restoration costs	5,343	24,876
Cleco Power’s renewable energy grant	—	381
Cleco Power’s NOx allowance escrow	—	1,713
Total restricted cash and cash equivalents	$14,221	$35,828

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of operating expenses, interest, and principal on storm recovery bonds. During 2012, Cleco Katrina/Rita collected $20.1 million net of operating expenses. In March and September 2012, Cleco Katrina/Rita used $6.7 million and $6.4 million, respectively, for scheduled storm recovery bond principal payments and $3.6 million and $3.4 million, respectively for related interest. Cleco Power’s restricted cash and cash equivalents held for future storm restoration costs decreased $19.5 million from December 31, 2011, primarily due to the transfer of $10.9 million to restricted investments and the transfer of $10.0 million to cover expenses associated with Hurricane Isaac. These amounts were partially offset by $1.4 million of storm surcredits. Cleco Power’s restricted cash and cash equivalents NOx allowance escrow decreased $1.7 million from December 31, 2011. The funds were transfered from restricted to non-restricted cash and cash equivalents due to the courts vacating CSAPR. For more information about the restricted investments, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Fair Value Accounting — Restricted Investments” and for more information about Hurricane Isaac, see Item 8, “Financial Statements and Supplemental Data — Notes to the Financial Statements — Note 19 — Storm Restoration.” For more information about CSAPR, see Part I, Item 1, “Business — Environmental Matters — Environmental Quality — Air Quality.”
At December 31, 2012 and 2011, Midstream had no restricted cash and cash equivalents.

Debt

Cleco Consolidated
Cleco had no short-term debt outstanding at December 31, 2012 or 2011.
At December 31, 2012, Cleco’s long-term debt outstanding was $1.35 billion, of which $91.1 million was due within one year, compared to $1.36 billion outstanding at December 31, 2011, which included $26.1 million due within one year. The long-term debt due within one year at December 31, 2012, represents $75.0 million in senior notes due May 1, 2013, $14.0 million of principal payments for the Cleco Katrina/Rita storm recovery bonds, and $2.1 million of capital lease payments.

For Cleco, long-term debt decreased $14.8 million from December 31, 2011, primarily due to redeeming $50.1 million of DeSoto Parish pollution control bonds in May 2012 and $13.1 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2012. Also contributing to the decrease was the redemption of $11.2 million of Rapides Parish pollution control bonds in January 2012 and a $6.2 million decrease in capital lease obligations. These decreases were partially offset by the issuance of $50.0 million senior unsecured notes in May 2012, a $15.0 million increase in credit facility draws outstanding, and debt premium amortizations of $0.8 million.
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
Cash and cash equivalents available at December 31, 2012, were $31.0 million combined with $525.0 million available credit facility capacity ($225.0 million from Cleco Corporation and $300.0 million from Cleco Power) for total liquidity of $556.0 million. Cash and cash equivalents available at December 31, 2012, decreased $62.6 million when compared to cash and cash equivalents available at December 31, 2011. This decrease is primarily due to additions to property, plant, and equipment, the net repayment of debt, the repurchase of common stock, and payment of common stock dividends.
At December 31, 2012, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Fair Value Accounting.”
At December 31, 2012 and 2011, Cleco had a working capital surplus of $152.7 million and $135.8 million, respectively. The $16.9 million increase in working capital is primarily due to:

•	$75.4 million net decrease in current tax liabilities and uncertain tax positions and related interest charges expected to be settled in the next 12 months,

•	$24.8 million decrease in accounts payable,

•	$24.8 million decrease in regulatory liabilities,

•	$6.3 million increase in cash surrender value of company and trust-owned life insurance policies,

•	$5.7 million increase in accumulated deferred fuel,

•	$5.3 million decrease in energy risk management liabilities, and

•	$5.0 million increase in fuel inventories.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

These increases in working capital were partially offset by:

•	$65.0 million increase in long-term debt due within one year and

•	$62.6 million decrease in cash and cash equivalents as discussed above.

At December 31, 2012, Cleco’s Consolidated Balance Sheet reflected $2.65 billion of total liabilities compared to $2.63 billion at December 31, 2011. The $17.8 million increase in total liabilities was primarily due to increases in accumulated deferred federal and state income taxes. These increases were partially offset by decreases in uncertain tax positions, regulatory liabilities, accounts payable, contingent sale obligations, and long-term debt. Accumulated deferred federal and state income taxes increased $113.1 million during 2012. During 2012, uncertain tax positions decreased $47.9 million, regulatory liabilities decreased $32.1 million, accounts payable decreased $24.8 million, and contingent sale obligations decreased $21.2 million. Long-term debt decreased $14.8 million during 2012, as discussed above.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at December 31, 2012 or 2011.
At December 31, 2012, Cleco Corporation had $25.0 million draws outstanding under its $250.0 million credit facility compared to $10.0 million outstanding at December 31, 2011. The interest rate of outstanding borrowings under the credit facility at December 31, 2012, was 1.71%. The existing borrowings had 30-day terms. The $25.0 million draws outstanding consisted of a $15.0 million draw and a $10.0 million draw. The $15.0 million draw matured and was renewed on January 17, 2013, and was subsequently repaid on February 4, 2013. The $10.0 million draw matured and was repaid on January 28, 2013. Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at December 31, 2012, were $7.4 million. Cash and cash equivalents available at December 31, 2012, decreased $15.2 million when compared to cash and cash equivalents available at December 31, 2011, primarily due to routine working capital fluctuations. At December 31, 2012, outstanding credit facility borrowings reduced available borrowings by $25.0 million, leaving an available capacity of $225.0 million.

Cleco Power
There was no short-term debt outstanding at Cleco Power at December 31, 2012 or 2011.
At December 31, 2012, Cleco Power’s long-term debt outstanding was $1.32 billion, of which $91.1 million was due within one year, compared to $1.35 billion at December 31, 2011, of which $26.1 million was due within one year. The long-term debt due within one year at December 31, 2012, represents $75.0 million senior notes due May 1, 2013, $14.0 million principal payments for the Cleco Katrina/Rita storm recovery bonds, and $2.1 million of capital lease payments.
For Cleco Power, long-term debt decreased $29.8 million from December 31, 2011, primarily due to redeeming $50.1 million of DeSoto Parish pollution control bonds in May 2012 and $13.1 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2012. Also contributing to the decrease was the redemption of $11.2 million of Rapides Parish pollution control bonds in January 2012 and a $6.2 million decrease in capital lease obligations. These decreases were partially offset by the issuance of $50.0 million senior unsecured notes in May 2012 and debt premium amortization of $0.8 million.
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
At December 31, 2012 and 2011, there were no borrowings outstanding under Cleco Power’s $300.0 million credit facility. This facility provides for working capital and other needs. Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at December 31, 2012, were $23.4 million combined with $300.0 million credit facility capacity for total liquidity of $323.4 million. Cash and cash equivalents decreased $44.1 million, when compared to cash and cash equivalents at December 31, 2011, primarily due to additions to property, plant, and equipment, the payment of intercompany dividends, and the net repayment of debt.
At December 31, 2012 and 2011, Cleco Power had a working capital surplus of $96.3 million and $36.4 million, respectively. The $59.9 million increase in working capital is primarily due to:

•	$98.0 million net decrease in current tax liabilities and uncertain tax positions and related interest charges expected to be settled in the next 12 months,

•	$23.5 million decrease in accounts payable,

•	$24.8 million decrease in regulatory liabilities,

•	$5.7 million increase in accumulated deferred fuel,

•	$5.3 million decrease in energy risk management liabilities, and

•	$5.0 million increase in fuel inventories.

These increases in working capital were partially offset by:

•	$65.0 million increase in long-term debt due within one year and

•	$44.1 million decrease in cash and cash equivalents as discussed above.

In December 2011, Cleco Power issued $100.0 million aggregate principal amount of 5.12% senior unsecured notes in a private placement. The notes will mature on December 16, 2041. The net proceeds from the issuance, along with short-term liquidity, were used to finance the mandatory tender of $32.0 million and $100.0 million tax exempt bonds in

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

October 2011 and December 2011, respectively. The private placement bonds have a covenant requiring Cleco Power to maintain total indebtedness equal to or less than 65% of total capitalization. At December 31, 2012, approximately $623.7 million of Cleco Power’s member’s equity was unrestricted.
At December 31, 2012, Cleco Power’s Consolidated Balance Sheet reflected $2.55 billion of total liabilities compared to $2.50 billion at December 31, 2011. The $56.2 million increase in total liabilities during 2012 was primarily due to increases in accumulated deferred federal and state income taxes. These increases were partially offset by decreases in uncertain tax positions, long-term debt, regulatory liabilities, and accounts payable. Accumulated deferred federal and state income taxes increased $169.9 million during 2012. Long-term debt decreased $29.8 million during 2012, as discussed above. During 2012, uncertain tax positions decreased $47.1 million, regulatory liabilities decreased $32.1 million, and accounts payable decreased $23.5 million.

Credit Facilities
Cleco Corporation’s current credit facility agreement has a maximum capacity of $250.0 million and matures on October 7, 2016. The borrowing costs are LIBOR plus 1.50% or ABR, plus facility fees of 0.25%. If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay fees and interest at a rate of 0.25% higher than the level for its current credit facility. At December 31, 2012, Cleco Corporation had $25.0 million borrowings outstanding under its existing credit facility, leaving an available borrowing capacity of $225.0 million.
Cleco Power’s current credit facility agreement has a maximum capacity of $300.0 million and matures on October 7, 2016. The borrowing costs are LIBOR plus 1.275% or ABR, plus facility fees of 0.225%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay fees and interest at a rate of 0.25% higher than the level on its current credit facility.
At December 31, 2012, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility, and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.

Midstream
Midstream had no debt outstanding at December 31, 2012 or 2011.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $263.1 million during 2012, $310.1 million during 2011, and $216.9 million in 2010. Cash provided by operating activities during 2012 decreased $47.0 million from 2011, primarily due to the following items:

•	the absence of the return on equity investment in Acadia of $58.7 million,

•	the absence of 2011 fuel oil inventory sales of $31.5 million,

•	higher vendor payments of $29.2 million,

•	higher deferred fuel costs of $12.9 million,

•	higher expenditures for other fuel inventories and related transportation of $12.4 million,

•	the absence of $10.9 million cash received in exchange for accepting the contingent sale liability related to the Acadia Unit 2 transaction in 2011, and

•	lower collection of receivables of $5.4 million.

These decreases were partially offset by:

•	the absence of pension plan contributions of $60.0 million,

•	lower tax payments of $47.3 million, and

•	lower payments for gas and power purchases of $11.5 million.

Cash provided by operating activities during 2011 increased $93.2 million from 2010, primarily due to the following items:

•	return on equity investment in Acadia of $58.7 million,

•	absence of 2010 Madison Unit 3 construction carrying costs, Acadia Unit 1 acquisition costs, rate case costs, and IRP/FRP costs of $47.2 million,

•	higher collection of receivables of $30.6 million,

•	fuel oil inventory sales of $31.5 million,

•	lower income taxes paid of $28.9 million,

•	lower petroleum coke inventory purchases of $23.3 million due to the build-up of inventory in 2010,

•	lower natural gas purchases of $3.9 million due to the build-up of inventory in 2010, and

•	lower postretirement plan carrying costs of $2.4 million.

These were partially offset by:

•	higher pension plan contributions of $55.0 million,

•	absence of the 2010 collection of a $28.0 million long-term receivable related to the Evangeline Restructuring Agreement,

•	higher coal inventory purchases of $16.7 million,

•	absence of the 2010 cash portion of the gain related to the Evangeline Restructuring Agreement of $18.5 million, and

•	higher vendor payments of $9.3 million.

Net Investing Cash Flow
Net cash used in investing activities was $229.2 million during 2012, $103.7 million during 2011, and $308.6 million in 2010. Net cash used in investing activities in 2012 was higher than 2011, primarily due to the absence of the 2011 return of investment in Acadia, higher additions to property, plant, and equipment, higher contributions to the NMTC Fund, and purchases of restricted investments, partially offset by higher transfers of cash from restricted accounts, higher property, plant, and equipment grants received, and a higher return of investment in the NMTC Fund. Net cash used in investing activities in 2011 was lower than 2010, primarily due lower additions to property, plant, and equipment, the return of equity investment in Acadia, returns of investment in the NMTC Fund, the absence of a 2010 repayment of a company-owned life insurance loan, and lower investments in equity investees. These were partially offset by lower transfers of cash from

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

restricted accounts and higher contributions to the NMTC Fund.
During 2012, Cleco had additions to property, plant, and equipment, net of AFUDC of $238.3 million, a $59.6 million investment in the NMTC Fund, and purchases of restricted investments, net of premium and interest of $12.0 million. This was partially offset by a $37.7 million return of investment from the NMTC Fund, $21.6 million of cash transferred from restricted accounts, $16.6 million of grants received, and a $5.5 million property loss insurance reimbursement. The cash transferred from restricted accounts was primarily related to restricted investments and cash restricted for storm costs.
During 2011, Cleco had additions to property, plant, and equipment, net of AFUDC, of $197.5 million and a $43.9 million investment in the NMTC Fund. This was partially offset by an $89.7 million return of equity investment in Acadia, a $33.4 million return of investment from the NMTC Fund, the transfer of $5.2 million of cash from restricted accounts, primarily related to GO Zone bonds and cash restricted for storm costs, and a $4.5 million property loss insurance reimbursement.
During 2010, Cleco had additions to property, plant, and equipment, net of AFUDC of $294.5 million, primarily from the Acadia Unit 1 transaction, the Acadiana Load Pocket transmission project, and the Teche Unit 4 Blackstart project. For more information on these projects, see “— Regulatory and Other Matters — Acadiana Load Pocket Transmission Project” and “— Teche Unit 4 Blackstart Project.” Cleco also made investments in the NMTC Fund of $35.9 million, an $8.5 million investment in Acadia, and a $0.2 million investment in Oxbow. Cleco used $14.4 million to repay a loan on company-owned life insurance. These investments were partially offset by the transfer of $45.5 million of cash from restricted accounts, primarily related to the termination of the Evangeline Tolling Agreement and to GO Zone bonds.

Net Financing Cash Flow
Net cash used in financing activities was $96.5 million during 2012 and $303.9 million during 2011, compared to net cash provided by financing activities of $137.7 million in 2010. Net cash used in financing activities during 2012 was lower than 2011, primarily due to the absence of the 2011 repayment of a bank term loan, the absence of the repurchase of long-term debt, lower payments on the credit facility, the absence of the settlement of the treasury rate lock, and lower repurchases of common stock. This was partially offset by lower draws on the credit facility, higher retirements of long-term debt, lower issuance of long-term debt, and higher dividends paid on common stock. Net cash used in financing activities during 2011 was higher than 2010, primarily due to higher repayments of short-term debt, the absence of 2010 short-term debt issuances, lower issuances of long-term debt, the repurchase of long-term debt, higher settlement of treasury rate lock, the repurchase of common stock, and higher dividends paid on common stock. This was partially offset by lower retirements of long-term debt and higher draws on the credit facility.
During 2012, Cleco used $78.8 million for dividend payments, $74.4 million for retirement of long-term bonds, $10.0 million for payments on the credit facility, and $8.0 million for the repurchase of common stock. This was partially offset by the issuance of $50.0 million of long-term debt and $25.0 million of draws on the credit facility.
During 2011, Cleco repaid a $150.0 million bank term loan and $112.1 million of long-term debt, consisting of $100.0 million of credit facility draws and $12.3 million of long-term bonds. Cleco repurchased $132.0 million of long-term debt, consisting of $100.0 million of GO Zone bonds and $32.0 million of solid waste disposal facility bonds, both of which were issued in 2008. Cleco also used $68.0 million for the payment of common stock dividends and $13.0 million for the repurchase of common stock. Cleco paid $18.6 million on the settlement of the $100.0 million extended treasury rate lock, which included an other-than-insignificant financing component. These payments were partially offset by the issuance of $100.0 million of long-term debt and $95.0 million in credit facility draws.
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

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $244.1 million during 2012, $251.8 million during 2011, and $172.5 million in 2010. Cash provided by operating activities during 2012 decreased $7.7 million from 2011, primarily due to the following items:

•	the absence of 2011 fuel oil inventory sales of $31.5 million,

•	higher vendor payments of $27.9 million,

•	higher deferred fuel costs of $12.9 million,

•	higher expenditures for other fuel inventories and related transportation of $12.4 million, and

•	lower customer deposits of $1.5 million.

These decreases were partially offset by:

•	lower pension plan contributions of $60.0 million,

•	lower payments for gas and power purchases of $11.5 million,

•	the absence of tax credits purchased in 2011 of $4.2 million, and

•	lower tax payments of $2.9 million.

Cash provided by operating activities during 2011 increased $79.3 million from 2010, primarily due to the following items:

•	absence of 2010 Madison 3 construction carrying costs, Acadia Unit 1 acquisition costs, rate case costs, and IRP/FRP costs of $47.2 million,

•	higher collection of receivables of $31.6 million,

•	fuel oil inventory sales of $31.5 million,

•	lower petroleum coke inventory purchases of $23.3 million due to the build-up of inventory in 2010,

•	lower payments to affiliates of $19.2 million,

•	lower natural gas purchases of $3.9 million due to the build-up of inventory in 2010, and

•	lower postretirement plan carrying costs of $2.4 million.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

These were partially offset by:

•	higher pension plan contributions of $55.0 million,

•	higher coal inventory purchases of $16.7 million, and

•	higher vendor payments of $11.0 million.

Net Investing Cash Flow
Net cash used in investing activities was $203.6 million during 2012, $172.2 million during 2011, and $136.4 million in 2010. Net cash used in investing activities during 2012 was higher than 2011, primarily due to higher additions to property, plant, and equipment and purchases of restricted investments, partially offset by higher transfers of cash from restricted accounts and higher property, plant, and equipment grants received. Net cash used in investing activities during 2011 was higher than 2010, primarily due to higher additions to property, plant, and equipment.
During 2012, Cleco Power had additions to property, plant, and equipment, net of AFUDC of $232.2 million and purchases of restricted investments, net of premium and interest of $12.0 million. This was partially offset by $21.6 million of cash transferred from restricted accounts, primarily related to restricted investments and cash restricted for storm costs, and $16.6 million of grants received.
During 2011, Cleco Power had additions to property, plant, and equipment, net of AFUDC of $179.7. This was partially offset by the transfer of $5.2 million of cash from restricted accounts, primarily related to GO Zone bonds and cash restricted for storm costs.
During 2010, Cleco Power had additions to property, plant, and equipment, net of AFUDC of $138.5 million, primarily related to the Acadiana Load Pocket transmission project and the Teche Unit 4 Blackstart project. Cleco Power also used $14.4 million to repay a company-owned life insurance loan. These payments were partially offset by the transfer of $15.4 million of cash from restricted accounts related to GO Zone bonds.

Net Financing Cash Flow
Net cash used in financing activities was $84.6 million during 2012 and $197.0 million during 2011, compared to net cash provided by financing activities of $10.7 million in 2010. Net cash used in financing activities during 2012 was lower than 2011, primarily due to the absence of the repurchase of long-term debt, $72.0 million of lower distributions made to Cleco Corporation, the absence of payments on the credit facility, and the absence of settlement of the treasury rate lock. This was partially offset by higher repayments of long-term debt, the absence of draws on the credit facility, and lower issuance of long-term debt. Net cash used in financing activities during 2011 was higher than 2010, primarily due to lower issuances of long-term debt, the repurchase of long-term debt, higher payments on the credit facility, and higher payments to settle the treasury rate lock. These were partially offset by lower retirements of long-term debt, higher draws on the credit facility, and $20.0 million of lower distributions made to Cleco Corporation.

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
Cleco Power’s capital expenditures, excluding AFUDC, totaled $232.2 million in 2012, $179.7 million in 2011, and $138.5 million in 2010. In 2012, 2011, and 2010, 100% of Cleco Power’s capital expenditure requirements were funded internally. In 2013 and for the five-year period ending 2017, Cleco Power expects to be able to internally fund 100% of its capital expenditure requirements. All computations of internally funded capital expenditures exclude AFUDC.
Other subsidiaries had capital expenditures of $6.1 million, $17.8 million, and $155.9 million during the years ended December 31, 2012, 2011, and 2010, respectively. The expenditures during 2010 were primarily due to Cleco Corporation’s facilitation of the Acadia Unit 1 transaction. Capital expenditures for other subsidiaries in 2013 are estimated to total $8.0 million. For the five-year period ending 2017, estimated capital expenditures for other subsidiaries are expected to total $17.0 million.
Cleco’s estimated capital expenditures and debt maturities for 2013 and for the five-year period ending 2017 are presented in the following tables. All amounts exclude AFUDC.

Cleco
PROJECT (THOUSANDS)	2013	%	2013-2017%
Other environmental	$2,000	1%	$13,000	2%
AMI	17,000	7%	17,000	2%
MATS	83,000	35%	105,000	14%
New business	27,000	11%	142,000	20%
General (1)	111,000	46%	453,000	62%
Total capital expenditures	$240,000	100%	$730,000	100%
Debt payments	89,000		229,000
Total capital expenditures and debt payments	$329,000		$959,000
(1) Refers to the rehabilitation of older transmission, distribution, and generation assets at Cleco Power, plant maintenance at Coughlin, and hardware and software upgrades at Support Group.

Cleco Power
PROJECT (THOUSANDS)	2013	%	2013-2017%
Other environmental	$2,000	1%	$13,000	2%
AMI	17,000	7%	17,000	2%
MATS	83,000	36%	105,000	15%
New business	27,000	12%	142,000	20%
General (1)	103,000	44%	436,000	61%
Total capital expenditures	$232,000	100%	$713,000	100%
Debt payments	89,000		204,000
Total capital expenditures and debt payments	$321,000		$917,000
(1) Refers to the rehabilitation of older transmission, distribution, and generation assets at Cleco Power.

For more information on the AMI project, see “— Regulatory and Other Matters — AMI Project.”

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Other Cash Requirements
Cleco Power’s regulated operations and Midstream’s merchant power plant are Cleco’s primary sources of internally generated funds. These funds, along with the issuance of additional debt and equity in future years, will be used for general corporate purposes, capital expenditures, and repayment of corporate debt.

Shelf Registrations
On October 31, 2012, a registration statement (No. 333-184695) was declared effective by the SEC and registered the offer and sale of up to $500.0 million of debt and equity securities for Cleco Corporation. At December 31, 2012, this registration statement had remaining capacity allowing for the issuance of up to $500.0 million in debt and equity securities.
On October 31, 2012, a registration statement (No. 333-184694) was declared effective by the SEC and registered the offer and sale of up to $400.0 million of debt securities for Cleco Power. At December 31, 2012, this registration statement had remaining capacity allowing for the issuance of up to $400.0 million of debt securities.

Common Stock Repurchase Program
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a new common stock repurchase program. This program authorizes management to repurchase, from time to time, shares of common stock so that Cleco’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010. Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements, and other factors. Purchases under the program will not be announced in advance and may be made in the open market or through privately negotiated transactions. During the years ended December 31, 2012 and 2011, Cleco Corporation repurchased 200,000 shares and 400,000 shares of common stock, respectively.

Authorized Preferred Stock Redemption
Cleco Corporation’s 4.5% cumulative preferred stock not subject to mandatory redemption had an optional redemption price of $101 per share. In January 2011, Cleco Corporation’s Board of Directors authorized and approved the redemption of all outstanding shares of the 4.5% cumulative preferred stock not subject to mandatory redemption provided that no shares of such preferred stock were redeemed prior to the repayment in full and termination of the $150.0 million bank term loan that matured on August 19, 2011. During 2011, the $150.0 million bank term loan was repaid and on June 24, 2011, Cleco Corporation redeemed all 10,288 outstanding shares of its 4.5% preferred stock. The redemption price was $101 per share, plus accrued and unpaid dividends to the redemption date, or $101.296 per share.

Contractual Obligations and Other Commitments
Cleco, in the course of normal business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in Cleco’s Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements.  The obligations listed in the following table do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2012, and represent only the projected future payments that Cleco was contractually obligated to make as of December 31, 2012.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

				PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Cleco Corporation
Long-term debt obligations (1)	$27,361	$25,625	$1,250	$486	$—
Operating lease obligations (3)	14	9	5	—	—
Purchase obligations (4)	61,406	27,490	33,366	537	13
Other long-term liabilities (5)	14,237	1,573	5,726	2,043	4,895
Pension obligations (6)	177,372	5,557	12,002	13,241	146,572
Total Cleco Corporation	$280,390	$60,254	$52,349	$16,307	$151,480
Cleco Power
Long-term debt obligations (1)	$2,701,632	$169,039	$235,053	$166,367	$2,131,173
Capital lease obligations (2)	11,350	2,171	4,753	4,426	—
Operating lease obligations (3)	53,978	9,333	19,886	21,002	3,757
Purchase obligations (4)	552,671	253,120	212,477	86,825	249
Other long-term liabilities (5)	202,501	14,543	32,613	38,653	116,692
Total Cleco Power	$3,522,132	$448,206	$504,782	$317,273	$2,251,871
Midstream
Purchase obligations (4)	$3,198	$1,398	$1,200	$600	$—
Total Midstream	$3,198	$1,398	$1,200	$600	$—
Total long-term debt obligations (1)	$2,728,993	$194,664	$236,303	$166,853	$2,131,173
Total capital lease obligations (2)	$11,350	$2,171	$4,753	$4,426	$—
Total operating lease obligations (3)	$53,992	$9,342	$19,891	$21,002	$3,757
Total purchase obligations (4)	$617,275	$282,008	$247,043	$87,962	$262
Total other long-term liabilities (5)	$216,738	$16,116	$38,339	$40,696	$121,587
Total pension obligations (6)	$177,372	$5,557	$12,002	$13,241	$146,572
Total	$3,805,720	$509,858	$558,331	$334,180	$2,403,351
(1) Long-term debt existing as of December 31, 2012, is debt that has a final maturity of January 1, 2014, or later (current maturities of long-term debt are due within one-year).  Cleco’s anticipated interest payments related to long-term debt also are included in this category.  Scheduled maturities of debt will total $89.0 million for 2013 and $1.26 billion for the years thereafter.  For more information regarding Cleco’s long-term debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt” and “— Debt” above.

(2) Capital leases are maintained in the ordinary course of Cleco’s business activities.  These leases include barges.  For more information regarding these leases, see Item 8, “Financial Statement and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”

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

(4) Significant purchase obligations for Cleco are:
Fuel Contracts:  To supply a portion of the fuel requirements for Cleco Power’s generating plants, Cleco has entered into various commitments to obtain and deliver coal, lignite, petroleum coke, and natural gas.  Some of these contracts contain provisions for price escalation and minimum purchase commitments.  Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to customers substantially all such charges.  For more information regarding fuel contracts, see Part I, Item 1, “Business — Operations — Cleco Power — Fuel and Purchased Power.”
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

(6) Pension obligations consist of obligations for SERP and other postretirement obligations.  In January 2013, Cleco made $34.0 million in discretionary contributions to the pension plan. For more information regarding Cleco’s pension plan, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Pension Plan and Employee Benefits.”

For purposes of this table, it is assumed that all terms and rates related to the above obligations will remain the same, and all franchises will be renewed according to the rates used in the table.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Other Commitments
The obligations listed in the following table represent the projected future payments that Cleco may be obligated to make relative to uncertain tax positions as of December 31, 2012. For more information on Cleco’s uncertain tax positions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Income Taxes — Uncertain Tax Positions.”

UNCERTAIN TAX POSITIONS (THOUSANDS)	AT DEC. 31, 2012
Tax liability	3,126
Interest	1,420
Total*	$4,546
Cleco	4,546	(1)
Cleco Power	3,606	(2)
Midstream	1,794	(3)
*Uncertain federal and state tax positions as of December 31, 2012, that will be settled at some future date with the IRS and Louisiana Department of Revenue.

(1) Includes interest of $1,420
(2) Includes interest of $3,358
3) Includes interest of ($1,085)

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
The off-balance sheet commitments are not recognized on Cleco’s Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Cleco’s off-balance sheet commitments as of December 31, 2012, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

		AT DEC. 31, 2012
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

Disclosures about Guarantees
Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004. This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished. The discounted probability-weighted liability under the guarantees and indemnifications recognized on Cleco’s Consolidated Balance Sheets as of December 31, 2012, was $0.2 million. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.
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
Acadia and APH will reduce the indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of approximately three years. After the three-year period, a residual value of less than $0.1 million will remain. At December 31, 2012, Acadia had an indemnification liability of $0.4 million, which represents the risk of payment, as a contingent sale obligation recorded on Cleco’s Consolidated Balance Sheet. Acadia recognized income of $7.2 million for the year ended December 31, 2012, and $0.9 million for the year ended December 31, 2011, primarily due to the contractual expiration of the underlying indemnification. APH recognized no income for the year ended December 31, 2012, and $0.9 million income for the year ended December 31, 2011, primarily due to the contractual expiration of the underlying indemnification. For more information regarding this transaction, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

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
Acadia and APH will reduce the indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of three years. After the three-year period, a residual value of approximately $0.2 million will remain. At December 31, 2012, Acadia had an indemnification liability of $7.8 million, which represents the risk of payment, as a contingent sale obligation recorded on Cleco’s Consolidated Balance Sheet. Acadia recognized income of $14.0 million for the year ended December 31, 2012, and no income for the year ended December 31, 2011, due to the contractual expiration of the underlying indemnification. The maximum amount of the potential payment to Entergy Louisiana for the indemnifications is the purchase price of $298.8 million, except for the liabilities retained by Acadia, for which there is no maximum amount. Cleco Corporation is obligated to pay the same maximum amounts as Acadia if Acadia is unable to pay claims to Entergy Louisiana pursuant to the guarantee. For more information regarding this transaction, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At December 31, 2012, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this obligation is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap.
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
In its bylaws, Cleco Corporation has agreed to indemnify directors, officers, agents, and employees who are made a party to a pending or completed suit, arbitration, investigation, or other proceeding whether civil, criminal, investigative, or administrative, if the basis of inclusion arises as the result of acts conducted in the discharge of their official capacity. Cleco Corporation has purchased various insurance policies to reduce the risks associated with the indemnification. In its operating agreement, Cleco Power provides for the same indemnification as described above with respect to its managers, officers, agents, and employees.
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
The following table summarizes the expected termination dates of the off-balance sheet commitments and on-balance sheet guarantees discussed above:

				AT DEC. 31, 2012
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(THOUSANDS)	NET AMOUNT COMMITTED	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Off-balance sheet commitments	$4,225	$3,725	$—	$—	$500
On-balance sheet guarantees	12,156	7,250	900	—	4,006
Total	$16,381	$10,975	$900	$—	$4,506

Regulatory and Other Matters

Inflation
Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged approximately 2.29% during the three years ended December 31, 2012. Cleco believes inflation, at this level, does not materially affect its results of operations or financial condition. However, under existing regulatory practice, only the historical cost of a plant is recoverable from customers. As a result, Cleco Power’s cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years.

Generation RFP

Renewable Energy Pilot Program
In November 2010, the LPSC established a two-part renewable energy pilot program implementation plan consisting of a research component and an RFP component. Cleco Power is meeting the requirements of the research component by developing eight self-build renewable energy projects, each with a maximum nameplate rating of below 300 kilowatts. The RFP component of the program requires each LPSC jurisdictional utility to conduct an RFP for new long-term renewable resources, while prohibiting the utilities from bidding self-build projects into the long-term RFP. Cleco Power's requirement is 43 MW of renewable energy with a minimum term of 10 years and a maximum term of 20 years, and can reasonably be expected to be deliverable within the

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

2011-2014 time period. Because Madison Unit 3 is designed to burn biomass fuel, with minor modifications, in addition to its primary fuel, Cleco Power has been given an exception allowing it to conduct an RFP for biomass fuel along with identifying the costs to co-fire biomass fuel in Madison Unit 3. Cleco Power issued its final RFP for biomass fuel in February 2012, and received all proposals by April 17, 2012. On August 3, 2012, Cleco Power filed a written report to the LPSC regarding co-firing biomass fuel in Madison Unit 3. Following its review of the results of Cleco Power's RFP and Cleco Power's written report, the LPSC may authorize Cleco Power to pursue co-firing biomass fuel in Madison Unit 3 or require Cleco Power to conduct an additional RFP for 43 MW of renewable energy as discussed above.
 RFP for Short-Term 2012 Resources
In August 2011, Cleco Power issued an RFP for short-term 2012 resources to enhance reliability for the period January through April 2012. Cleco Power selected and negotiated two agreements from the RFP, a power purchase agreement with NRG Power Marketing LLC, and a tolling agreement with Evangeline. The NRG agreement provided 200 MW of capacity and energy from January 1, 2012, through April 30, 2012, while the Evangeline agreement provided 250 MW of capacity and energy beginning January 1, 2012, through April 30, 2012.

RFP for Contractual Resources Beginning in May 2012
In September 2011, Cleco Power issued a draft RFP for capacity and energy resources and conducted a technical and bidders conference on October 13, 2011. The final RFP seeking up to approximately 750 MW of capacity and energy for a three-or-five year term was published on October 21, 2011. In March 2012, Cleco Power received approval from the LPSC for a three-year power purchase agreement providing 730 MW of capacity and energy with Evangeline for a delivery term beginning May 1, 2012 and ending April 30, 2015. Because Cleco Power and Evangeline are affiliates, Cleco Power also received approval from FERC to make power sales between affiliates pursuant to Section 205 of the Federal Power Act.

2012 Long-Term RFP for Capacity and Energy Resources
In May 2012, Cleco Power issued a draft RFP seeking up to approximately 800 MW beginning May 2015 to meet long-term capacity and energy needs due to load growth and environmental regulations. Cleco Power conducted a technical and bidders conference in May 2012, in addition to a technical and bidders conference call on July 19, 2012, following the issuance of its final RFP on July 10, 2012. Cleco Power received proposals from potential suppliers in August 2012. On October 30, 2012, Cleco Power announced Evangeline as the winning bidder in the Cleco Power 2012 Long-Term RFP, subject to further due diligence, the completion of definitive agreements, and regulatory approvals from the LPSC and FERC. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. The transaction is expected to close as early as the fourth quarter of 2013, after completion of regulatory approvals.

CCN
In May 2006, the LPSC issued its order granting Cleco Power a CCN to construct, own, and operate Madison Unit 3. The LPSC approved a Madison Unit 3 post-certification monitoring plan that required, at least quarterly, reports addressing construction progress, expenditures, project financing, environmental compliance, and other related matters. As of December 31, 2011, Cleco Power was in compliance with this monitoring plan. The monitoring plan has remained in place since the unit began commercial operation on February 12, 2010. In February 2012, Cleco Power provided its final monitoring document to the LPSC. Cleco Power is effectively relieved of its monitoring plan requirements and no longer provide updates to the LPSC.

Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Environmental Matters.”

Retail Rates of Cleco Power
Retail rates regulated by the LPSC accounted for approximately 89% and 93% of Cleco Power’s 2012 and 2011 revenue, respectively.
 In August 2009, the LPSC opened a docket to study the promotion of energy efficiency by jurisdictional electric and natural gas utilities. At the December 12, 2012 Business and Executive Session, the LPSC adopted the energy efficiency rules issued for comment October 15, 2012, with modifications. The proposed rule is not expected to have a material impact on the results of operations, financial condition, and cash flows of Cleco Power.

Fuel Rates
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through an LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. The LPSC FAC General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed not less than every other year. In February 2012, after an audit of FAC filings, the LPSC Staff’s consultant issued a preliminary audit report recommending a cost disallowance of approximately $0.4 million plus interest for the years 2003 through 2008. There was no opposition from intervenors to the recommendations of the LPSC Staff’s consultant and the report was approved by the LPSC on July 18, 2012. Cleco Power made refunds of $0.4 million plus interest to customers during the September 2012 billing cycle. Cleco Power has FAC filings for the years 2009 through 2012 that remain subject to audit.

Environmental Rates
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover certain costs of environmental compliance as an adder to customers’ bills. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Variable emission mitigation costs, which are the cost of reagents such as ammonia and limestone that are used to reduce air emissions, are also eligible for recovery. In November 2011, the LPSC opened Docket No. X-32150 to audit the costs for the periods October 2009 through October 2010. The total amount of environmental expenses included in

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

the audit was approximately $11.3 million. In April 2012, the LPSC Staff’s consultant issued an audit report recommending no cost disallowance for the review period. There was no opposition from intervenors to the recommendations of the LPSC Staff’s consultant and the report was approved by the LPSC on July 18, 2012. Cleco Power has EAC filings for the years 2010 through 2012 that remain subject to audit.

Base Rates
The current amount of Cleco Power’s annual retail earnings is subject to the terms of an FRP established by the LPSC effective February 12, 2010. The 2010 FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the timing of the refunds is ultimately at the discretion of the LPSC. The capital structure assumes an equity ratio of 51.0%. The 2010 FRP included a mechanism that allowed for the recovery of revenue requirements related to Cleco Power’s acquisition of Acadia Unit 1, which was completed in February 2010. The 2010 FRP also includes a mechanism allowing for recovery of revenue requirements for the Acadiana Load Pocket transmission project, which was completed in December 2012, and incremental capacity costs above the level included in base rates. The 2010 FRP allows Cleco Power to propose additional capital projects to the LPSC during its initial four-year term. Cleco Power anticipates requesting an extension of its current FRP in a second quarter 2013 filing with the LPSC.
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
In January 2012, Cleco filed a Notice of Change of Status with FERC resulting from the termination of the Evangeline 2010 Tolling Agreement. In connection with this notice, Cleco included an analysis of Cleco’s generation market power. In June 2012, Cleco filed its triennial market power analysis with FERC. FERC has not yet issued any findings in connection with either filing. The power marketing entities may continue to charge market-based rates for wholesale power, pending review and acceptance by FERC.

Transmission Service
Cleco’s electric transmission rates are regulated by FERC via a cost-based, pro forma OATT, a FERC-approved document outlining rates, charges, rules, and conditions under which a utility provides electric transmission service. The pro forma OATT was instituted by FERC in 1996 with the issuance of Order Nos. 888 and 889. These orders required FERC-regulated electric utilities to offer third parties access to transmission under terms and conditions comparable to the terms and conditions followed by the utilities for use of their own systems. The goal of these orders was to ensure that the provision of transmission service is reasonable and not unduly discriminatory or preferential. On March 29, 2012, Cleco Power filed a request with FERC for revisions to its OATT. The revisions were proposed to allow adoption of a formula rate methodology for transmission delivery and ancillary services provided by Cleco Power under the OATT and the existing bilateral Electric System Interconnection Agreements that preceded the OATT. The new formula rates will permit recovery of Cleco Power’s FERC-jurisdictional investments in transmission and other assets placed in service since the existing rates were established. On May 31, 2012, FERC issued an order accepting the rates for scheduling, system control and dispatch service, and the loss factors effective June 1, 2012. The remaining proposed rates were suspended for the maximum five-month statutory period and were effective November 1, 2012, subject to refund. On February 6, 2013, Cleco Power received notification that FERC had approved its settlement agreement filed on December 21, 2012. This settlement agreement allows for a return on equity of 10.5%, with an equity ratio of 53%. In accordance with the settlement, Cleco Power shall discount the charges produced by the formula rate by 10% until the earlier of December 31, 2014, or the date upon which Cleco commences operations under the MISO tariff.
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
On December 6, 2012, Cleco Power filed an application with the LPSC requesting a public interest determination to find in favor of the transfer of functional control of certain transmission assets to MISO. MISO operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market.  These markets use market-based mechanisms to manage transmission congestion across the MISO market area.  The Day-Ahead Energy and Operating Reserve Market is a forward market that simultaneously clears energy and operating reserves on a co-optimized basis for each hour of the next operating day.  Consumers and market participants submit schedules, load bids, and day-ahead wholesale offers for each hour of the following operating day. MISO then analyzes the offers and bids in light of projected transmission constraints and calculates the resulting day-ahead Locational Marginal Price (“LMP”) for each pricing node on the MISO system for each hour of the day.  As part of this process, MISO determines market participants' obligations to supply or take energy, based on bids received.  The vast majority of transactions in the MISO markets are cleared through the day-

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

ahead market; however, MISO also operates a real-time energy market to address deviations between day-ahead and real-time schedules. In its application, Cleco Power proposed to defer and collect its integration costs from jurisdictional customers through the FRP. Costs to integrate into MISO are estimated at $8.1 million; however, in its application, Cleco Power estimated yearly savings of $19.4 million by operating within MISO compared to operating independently outside of the regional market.
For more information about the risks associated with Cleco Power’s integration into MISO, see Part I, Item 1A, “Risk Factors — MISO.”

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
In early 2009, the Arkansas Public Service Commission directed the SPP to perform a comprehensive Cost Benefit Analysis Study of full SPP membership by all the Entergy operating companies as compared to participation under the existing ICT services arrangement and full SPP membership by Entergy Arkansas as a standalone entity, compared to continuing under the existing ICT services arrangement. The study was completed on September 30, 2010.
Additional addendum studies were performed during 2011, which included all the Entergy operating companies joining the MISO RTO. Based on these addendum studies, Entergy has announced that MISO provides more overall savings for their customers than SPP.
Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Inc., and Entergy Texas, Inc. have made regulatory filings with their respective public service commissions indicating their intent to join MISO by January 1, 2014. As of December 31, 2012, all six of these Entergy companies have received conditional approval from their respective public service commissions.
On December 6, 2012, Cleco Power filed an application with the LPSC indicating Cleco’s intent to join MISO asking the commission to: find that transferring control of certain transmission assets to MISO is in the public interest; create an accounting order deferring costs related to Cleco Power’s transition into the MISO market; and expedited treatment. Cleco Power anticipates joining the MISO RTO by January 2014.

Electric Reliability Organization
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards. In 2006, FERC named NERC as the ERO that will be required to develop and enforce the mandatory reliability standards.
In April 2010, the SPP RE conducted an audit of Cleco to determine Cleco’s compliance with the NERC Reliability Standard Requirements. Cleco submitted mitigation plans and evidence of remedial efforts in connection with the SPP’s findings from the April 2010 audit. In October 2010, Cleco and SPP agreed to a financial settlement totaling less than $0.1 million, which has been approved by NERC. Cleco’s next scheduled audit is expected to begin in November 2013.
For a discussion of risks associated with FERC’s regulation of Cleco Power’s wholesale electric business, see Part I, Item 1A, “Risk Factors — Reliability and Infrastructure Protection Standards Compliance.”

Retail Electric Markets
Currently, the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service is obtained through a long-term nonexclusive franchise. The LPSC uses a “300-foot rule” for determining the supplier for new customers. The “300-foot rule” requires a customer to take service from the electric utility that is within 300 feet of the respective customer. If the customer is beyond 300 feet from any existing utility service, they may choose their electric supplier. The “300-foot rule” (Docket No. R-28955) is currently under review by the LPSC. Management is unable to predict the time of completion and cannot determine the impact any potential rulemaking may have on the results of operations, financial condition, and cash flows of Cleco Power. The application of the current rule has led to competition with neighboring utilities for retail customers at the borders of Cleco Power’s service areas. Such competition has led to complaints by competitors that Cleco Power has violated the 300-foot rule. Several complaints have been made by competitors who operate as rural electric cooperatives and, if the LPSC were to rule in favor of such competitors, Cleco Power may be fined. Management does not believe any such fines, if imposed, would have a material impact on Cleco Power’s financial condition. Cleco Power also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications. Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration or from independent power producers.
For information on dual franchise attempts, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises.”

Lignite Deferral
Cleco Power operates a generating unit jointly owned with SWEPCO that uses lignite as its fuel source.
Cleco Power (along with SWEPCO) maintains a Lignite Mining Agreement with DHLC, the operator of the Dolet Hills mine. As ordered then by the LPSC, Cleco Power’s retail customers began receiving fuel cost savings through the year 2011, while actual mining costs incurred above a certain percentage of the benchmark price were deferred, and can be recovered from retail customers through the FAC only when the actual mining costs are below a certain percentage of the benchmark price.
In 2006, Cleco Power recognized that there was a possibility it may not recover all or part of the lignite mining costs it had deferred and sought relief from the LPSC. In December 2007, the LPSC approved a settlement agreement

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

between Cleco Power, SWEPCO and the LPSC Staff authorizing Cleco Power to recover the existing deferred mining cost balance, including interest, over approximately 11.5 years. The settlement also established a new benchmark utilizing the contract’s escalators to assure a minimum 2% savings to customers compared to the costs under the prior mining contract. Under the settlement, the benchmarking was scheduled to end after April 2011. Cleco Power and SWEPCO also agreed to commit to continued operation of the mining operation through 2026 as long as the operation of the mine was considered prudent. Cleco Power did not record any additional deferred fuel costs under the new benchmarking method.
In connection with its approval of the Oxbow Lignite Mine acquisition, in 2009 the LPSC agreed to discontinue benchmarking and the corresponding potential to defer future lignite mining costs while preserving the recovery of the legacy deferred fuel balance previously authorized. At December 31, 2012 and 2011, Cleco Power had $16.6 million and $19.1 million, respectively, in deferred costs remaining uncollected.

Acadiana Load Pocket Transmission Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket. At December 31, 2012, Cleco Power had spent $123.7 million on the project. A return on and recovery of the costs associated with the completed portions of the Acadiana Load Pocket transmission project are included in base rates. The project was completed in December 2012.

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
Cleco Power estimates the project will cost approximately $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million. In April 2010, Cleco Power received board approval for the project conditioned upon approval by the LPSC. Cleco Power filed an application with the LPSC in June 2010 and requested expedited approval of the project prior to the end of 2010. In November 2010, the LPSC requested that Cleco Power levelize the impact to customers’ bills by utilizing deferrals of initial net incremental costs in the early years, which would then reverse as net cost savings materialize later in the project cycle. The project was approved by the LPSC in February 2011. At December 31, 2012, Cleco Power had incurred $55.5 million in project costs, of which $20.0 million has been submitted to and reimbursed by the DOE. The project is expected to be completed in the third quarter of 2013.

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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Overview
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas in the industry on different energy exchanges.
Cleco applies the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market. Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting since Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements. When positions close, actual gains or losses are included in the fuel adjustment clause and reflected on customers’ bills as a component of the FAC.
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
At December 31, 2012, the carrying value of Cleco’s long-term fixed-rate debt was approximately $1.32 billion, with a fair market value of approximately $1.55 billion. The $234.5 million difference between the carrying value of the debt and the market value is driven by the spread between the stated rate of Cleco’s debt as compared to the current market yield for debt with similar risk profiles, maturities, and terms as Cleco’s debt. Fair value was determined using quoted market prices. Each 1% increase in the average interest rates would result in a corresponding decrease of approximately $135.1 million in the fair value of these instruments. If these instruments are held to maturity, no change in stated value will be realized.
At December 31, 2012, Cleco had no short-term variable rate debt outstanding.
At December 31, 2012, Cleco Corporation had $25.0 million borrowings outstanding under its $250.0 million credit facility at an interest rate of 1.71%. The borrowings under the credit facility are considered to be long-term as the credit facility expires in 2016. The borrowing costs under the facility are equal to one-month LIBOR plus 1.50% or ABR, plus facility fees of 0.25%. The existing borrowings had 30-day terms. The $25.0 million draws outstanding consisted of a $15.0 million draw and a $10.0 million draw. The $15.0 million draw matured and was renewed on January 17, 2013, and was subsequently repaid on February 4, 2013. The $10.0 million draw matured and was repaid on January 28, 2013. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco’s pre-tax earnings of $0.1 million.
On November 14, 2011, Cleco Power entered into a forward starting interest rate swap contract in order to mitigate the interest rate exposure on coupon payments related to a $50.0 million fixed-rate forecasted debt issuance. The forward starting interest rate swap has a spot 30-year all-in swap rate of 3.05%, notional amount of $50.0 million, with the pricing date of May 14, 2013, or the issuance of the notes, whichever is earlier. The forward starting interest rate swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging. The fair market value of the forward starting interest rate swap is the net of the present value of the fixed payments to be paid by Cleco Power and the present value of the three-month LIBOR payments to be received by Cleco Power. Cleco Power recognized $1.2 million unrealized mark-to-market gains and $3.3 million unrealized mark-to-market losses in other comprehensive income for the years ended December 31, 2012 and 2011, respectively. The fair market value of $2.6 million and $3.3 million for the forward starting interest rate swap was recorded on Cleco and Cleco Power’s Consolidated Balance Sheets as

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

an interest rate risk management liability as of December 31, 2012 and December 31, 2011, respectively. There was no impact to earnings due to ineffectiveness for the year ended December 31, 2011. There were $0.5 million of deferred losses due to ineffectiveness for the year ended December 31, 2012. For every 0.01% change in the three-month LIBOR forward curve, the value of the forward starting interest rate swap changes by approximately $0.1 million.

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
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power has entered into positions to mitigate the volatility in customer fuel costs, as encouraged by an LPSC order. Cleco Power’s fuel stabilization policy targets certain levels of hedging percentages to help mitigate the volatility in customer fuel costs. The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses are deferred and included in the FAC in the month the physical contract settles. Based on market prices at December 31, 2012, there was no net mark-to-market impact related to open natural gas positions and a loss of $5.3 million at December 31, 2011. There were no open natural gas positions at December 31, 2012. Deferred losses relating to closed natural gas positions at December 31, 2011, totaled $1.2 million.
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
Based on these assumptions, the VaR relating to Cleco Power’s hedge transactions for 2012, as well as the VaR at December 31, 2012 and 2011, are summarized in the following table.

	FOR THE YEAR ENDED DEC. 31, 2012			AT DEC. 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2012	2011
Fuel cost hedges	$382.0	$—	$125.1	$—	$196.1

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
As of December 31, 2012, the carrying value of Cleco Power’s long-term fixed-rate debt was approximately $1.32 billion, with a fair market value of approximately $1.55 billion. The $234.5 million difference between the carrying value of the debt and the market value of such debt is driven by the spread between the stated rate of Cleco Power’s debt as compared to the current market yield for debt with similar risk profiles, maturities, and terms as Cleco Power’s debt. Fair value was determined using quoted market prices. Each 1% increase in the average interest rates applicable to such debt would result in a corresponding decrease of approximately $135.1 million in the fair values of these instruments. If these instruments are held to maturity, no change in stated value will be realized.
Cleco Power had no short- or long-term variable-rate debt as of December 31, 2012. At December 31, 2012, Cleco Power had no borrowings outstanding under its $300.0 million credit facility.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of
Directors of Cleco Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cleco Corporation (the "Company") and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 19, 2013

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2012	2011	2010
Operating revenue
Electric operations	$944,169	$1,051,956	$1,086,102
Tolling operations	—	19,004	26,067
Other operations	50,158	52,962	44,529
Affiliate revenue	—	202	1,564
Gross operating revenue	994,327	1,124,124	1,158,262
Electric customer credits	(630)	(6,811)	(9,596)
Operating revenue, net	993,697	1,117,313	1,148,666
Operating expenses
Fuel used for electric generation	280,553	383,254	363,550
Power purchased for utility customers	53,134	70,462	144,152
Other operations	120,898	123,849	117,229
Maintenance	86,488	82,076	81,228
Depreciation	132,407	122,578	114,584
Taxes other than income taxes	38,515	36,356	34,626
Loss on sale of assets	51	491	338
Total operating expenses	712,046	819,066	855,707
Operating income	281,651	298,247	292,959
Interest income	346	891	409
Allowance for other funds used during construction	6,711	4,947	12,413
Equity income from investees, before tax	—	62,050	38,849
Gain on toll settlement	—	—	148,402
Other income	29,117	8,914	5,242
Other expense	(4,694)	(5,646)	(4,609)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	86,448	72,445	100,339
Allowance for borrowed funds used during construction	(2,292)	(1,787)	(4,563)
Total interest charges	84,156	70,658	95,776
Income before income taxes	228,975	298,745	397,889
Federal and state income tax expense	65,327	102,897	142,498
Net income	163,648	195,848	255,391
Preferred dividends requirements	—	26	46
Preferred stock redemption costs	—	112	—
Net income applicable to common stock	$163,648	$195,710	$255,345

Average number of basic common shares outstanding	60,370,588	60,488,740	60,431,142
Average number of diluted common shares outstanding	60,628,129	60,833,564	60,754,589
Basic earnings per share
Net income applicable to common stock	$2.71	$3.24	$4.23
Diluted earnings per share
Net income applicable to common stock	$2.70	$3.22	$4.20
Cash dividends paid per share of common stock	$1.30	$1.1225	$0.975
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
Net income	$163,648	$195,848	$255,391
Other comprehensive loss, net of tax:
Amortization of postretirement benefit net loss (gain) (net of tax expense of $1,200 in 2012 and $605 in 2011, and tax benefit of $20 in 2010)	2,117	1,213	(31)
Postretirement benefit loss incurred during the year (net of tax benefit of $5,430 in 2012 and $949 in 2011, and tax expense of $131 in 2010)	(8,682)	(1,721)	(4,241)
Cash flow hedges:
Net derivative gain (loss) (net of tax expense of $271 in 2012 and $1,823 in 2010, and tax benefit of $9,873 in 2011)	433	(15,788)	2,916
Reclassification of net loss (gain) to interest charges (net of tax expense of $23 in 2012 and $197 in 2010, and tax benefit of $129 in 2011)	37	(205)	315
Reclassification of ineffectiveness to regulatory asset (net of tax expense of $1,166 in 2012)	1,864	—	—
Reclassification of net loss to other expense (net of tax expense of $434 in 2010)	—	—	694
Total other comprehensive loss, net of tax	(4,231)	(16,501)	(347)
Comprehensive income, net of tax	$159,417	$179,347	$255,044
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2012	2011
Assets
Current assets
Cash and cash equivalents	$31,020	$93,576
Restricted cash and cash equivalents	8,781	8,761
Customer accounts receivable (less allowance for doubtful accounts of $1,105 in 2012 and $1,128 in 2011)	39,293	37,813
Other accounts receivable (less allowance for doubtful accounts of $0 in 2012 and $8 in 2011)	37,741	42,051
Taxes receivable, net	34,612	44,584
Unbilled revenue	28,662	30,129
Fuel inventory, at average cost	46,867	41,845
Material and supplies inventory, at average cost	58,232	53,714
Accumulated deferred federal and state income taxes, net	79,353	29,249
Accumulated deferred fuel	7,833	2,136
Cash surrender value of company-/trust-owned life insurance policies	57,346	51,073
Prepayments	5,951	5,384
Regulatory assets – other	11,095	13,028
Other current assets	552	3,442
Total current assets	447,338	456,785
Property, plant and equipment
Property, plant, and equipment	4,140,194	4,023,655
Accumulated depreciation	(1,311,273)	(1,230,783)
Net property, plant, and equipment	2,828,921	2,792,872
Construction work in progress	180,540	101,027
Total property, plant and equipment, net	3,009,461	2,893,899
Equity investment in investees	14,540	14,540
Prepayments	4,261	4,770
Restricted cash and cash equivalents, less current portion	5,440	27,067
Restricted investments	10,852	—
Regulatory assets and liabilities – deferred taxes, net	210,445	214,421
Regulatory assets – other	289,570	269,444
Net investment in direct financing lease	13,542	13,633
Intangible asset	120,545	133,595
Other deferred charges	21,355	22,048
Total assets	$4,147,349	$4,050,202
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets (Continued)
	AT DEC. 31,
(THOUSANDS)	2012	2011
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$91,140	$26,099
Accounts payable	102,695	127,467
Customer deposits	45,553	43,091
Provision for rate refund	4,165	7,323
Interest accrued	12,957	22,642
Energy risk management liabilities, net	—	5,336
Interest rate risk management liability	2,627	3,330
Regulatory liabilities - other	8,255	33,019
Deferred compensation	9,626	8,302
Uncertain tax positions	686	27,239
Other current liabilities	16,926	17,154
Total current liabilities	294,630	321,002
Deferred credits
Accumulated deferred federal and state income taxes, net	762,992	649,926
Accumulated deferred investment tax credits	6,252	7,432
Postretirement benefit obligations	186,746	133,274
Regulatory liabilities – other	—	7,303
Restricted storm reserve	16,285	24,880
Uncertain tax positions	2,184	23,494
Tax credit fund investment, net	78,840	61,507
Contingent sale obligations	8,150	29,357
Other deferred credits	34,799	35,114
Total deferred credits	1,096,248	972,287
Long-term debt, net	1,257,258	1,337,056
Total liabilities	2,648,136	2,630,345
Commitments and Contingencies (Note 14)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,961,570 and 60,702,342 shares and outstanding 60,355,545 and 60,291,939 shares at December 31, 2012 and 2011, respectively	60,962	60,702
Premium on common stock	416,619	409,904
Retained earnings	1,075,074	990,605
Treasury stock, at cost, 606,025 and 410,403 shares at December 31, 2012 and 2011, respectively	(21,072)	(13,215)
Accumulated other comprehensive loss	(32,370)	(28,139)
Total shareholders’ equity	1,499,213	1,419,857
Total liabilities and shareholders’ equity	$4,147,349	$4,050,202
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
Operating activities
Net income	$163,648	$195,848	$255,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,430	160,765	168,363
Gain on forgiveness of debt	—	—	(129,870)
Return on equity investment in investees	—	58,665	—
Income from equity investments	—	(62,050)	(38,849)
Unearned compensation expense	6,180	7,416	5,587
Allowance for other funds used during construction	(6,711)	(4,947)	(12,413)
Net deferred income taxes	19,930	23,618	54,873
Deferred fuel costs	(12,222)	653	21,086
Cash surrender value of company-/trust-owned life insurance	(3,300)	1,687	(2,759)
Changes in assets and liabilities:
Accounts receivable	(11,543)	(19,146)	(12,503)
Unbilled revenue	1,468	14,520	(22,675)
Fuel, materials and supplies inventory	(9,539)	35,442	(7,465)
Prepayments	(59)	1,520	(2,316)
Accounts payable	(23,016)	(3,618)	8,140
Customer deposits	11,167	12,693	12,313
Long-term receivable	—	—	27,976
Postretirement benefit obligations	7,485	(55,529)	2,975
Regulatory assets and liabilities, net	(31,043)	(43,131)	(88,333)
Contingent sale obligations	—	10,900	4,714
Other deferred accounts	(15,695)	4,305	(114)
Taxes accrued	9,786	5,171	(34,266)
Interest accrued	(6,676)	(38,103)	2,466
Energy risk management assets and liabilities, net	38	4,646	7,885
Other operating	777	(1,264)	(3,307)
Net cash provided by operating activities	263,105	310,061	216,899
Investing activities
Additions to property, plant, and equipment	(245,033)	(202,405)	(306,883)
Allowance for other funds used during construction	6,711	4,947	12,413
Property, plant, and equipment grants	16,647	2,788	—
Insurance reimbursement for property loss	5,454	4,482	—
Return of equity investment in investees	—	89,654	—
Equity investment in investees	—	(1,460)	(8,700)
Return of equity investment in tax credit fund	37,652	33,430	—
Contributions to tax credit fund	(59,645)	(43,921)	(35,871)
Repayment of company-owned life insurance loan	—	—	(14,355)
Transfer of cash from restricted accounts	21,607	5,220	45,535
Purchase of restricted investments	(11,966)	—	—
Sale of restricted investments	1,348	—	—
Other investing	(1,939)	3,549	(770)
Net cash used in investing activities	(229,164)	(103,716)	(308,631)
(Continued on next page)

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows (Continued)
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
Financing activities
Issuance of short-term debt	—	—	150,000
Retirement of short-term debt	—	(150,000)	—
Draws on credit facility	25,000	95,000	20,000
Payments on credit facility	(10,000)	(100,000)	(100,000)
Issuance of long-term debt	50,000	100,000	247,245
Retirement of long-term debt	(74,368)	(12,269)	(120,867)
Repurchase of long-term debt	—	(132,000)	—
Repurchase of common stock	(8,007)	(13,009)	—
Settlement of treasury rate lock	—	(18,636)	5,675
Dividends paid on common stock	(78,844)	(68,023)	(58,988)
Other financing	(278)	(4,960)	(5,398)
Net cash (used in) provided by financing activities	(96,497)	(303,897)	137,667
Net (decrease) increase in cash and cash equivalents	(62,556)	(97,552)	45,935
Cash and cash equivalents at beginning of period	93,576	191,128	145,193
Cash and cash equivalents at end of period	$31,020	$93,576	$191,128
Supplementary cash flow information
Interest paid (net of amount capitalized)	$80,823	$87,359	$90,773
Interest paid on treasury rate lock settlement	$—	$8,128	$—
Income taxes (refunded) paid, net	$(624)	$46,636	$75,498
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$16,102	$17,525	$6,032
Issuance of common stock – ESPP	$340	$328	$299
Non-cash additions to property, plant, and equipment	$21,559	$7,824	$152,067
Non-cash return of investment	$—	$—	$152,067
Non-cash contribution to subsidiary, net of tax	$—	$—	$225,732
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Consolidated Statements of Changes in Common Shareholders’ Equity
	COMMON STOCK		PREMIUM ON COMMON STOCK	RETAINED EARNINGS	TREASURY STOCK		ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL COMMON EQUITY
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT			SHARES	COST
Balances, Dec. 31, 2009	60,277,462	$60,277	$399,148	$667,220	(18,094)	$(311)	$(11,291)	$1,115,043
Common stock issued for compensatory plans	262,162	263	6,129	—	—	—	—	6,392
Issuance of treasury stock	—	—	36	—	4,596	37	—	73
Dividend requirements, preferred stock, net	—	—	—	(46)	—	—	—	(46)
Dividends on common stock, $0.975 per share	—	—	—	(59,328)	—	—	—	(59,328)
Net income	—	—	—	255,391	—	—	—	255,391
Other comprehensive loss, net of tax	—	—	—	—	—	—	(347)	(347)
Balances, Dec. 31, 2010	60,539,624	$60,540	$405,313	$863,237	(13,498)	$(274)	$(11,638)	$1,317,178
Common stock issued for compensatory plans	162,718	162	4,523	—	—	—	—	4,685
Issuance of treasury stock	—	—	68	—	3,095	68	—	136
Repurchase of treasury stock	—	—	—	—	(400,000)	(13,009)	—	(13,009)
Dividend requirements, preferred stock, net	—	—	—	(26)	—	—	—	(26)
Stock redemption costs, preferred stock, net	—	—	—	(112)	—	—	—	(112)
Dividends on common stock, $1.1225 per share	—	—	—	(68,342)	—	—	—	(68,342)
Net income	—	—	—	195,848	—	—	—	195,848
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16,501)	(16,501)
Balances, Dec. 31, 2011	60,702,342	$60,702	$409,904	$990,605	(410,403)	$(13,215)	$(28,139)	$1,419,857
Common stock issued for compensatory plans	259,228	260	6,701	—	—	—	—	6,961
Issuance of treasury stock	—	—	14	—	4,378	150	—	164
Repurchase of treasury stock	—	—	—	—	(200,000)	(8,007)	—	(8,007)
Dividends on common stock, $1.30 per share	—	—	—	(79,179)	—	—	—	(79,179)
Net income	—	—	—	163,648	—	—	—	163,648
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,231)	(4,231)
Balances, Dec. 31, 2012	60,961,570	$60,962	$416,619	$1,075,074	(606,025)	$(21,072)	$(32,370)	$1,499,213
The accompanying notes are an integral part of the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

To the Member and Board of
Managers of Cleco Power LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cleco Power LLC (the "Company") and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 19, 2013

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO POWER

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
Operating revenue
Electric operations	$944,169	$1,051,956	$1,086,102
Other operations	48,156	50,948	42,578
Affiliate revenue	1,372	1,389	1,371
Gross operating revenue	993,697	1,104,293	1,130,051
Electric customer credits	(630)	(6,811)	(9,596)
Operating revenue, net	993,067	1,097,482	1,120,455
Operating expenses
Fuel used for electric generation	280,249	383,254	363,550
Power purchased for utility customers	78,683	70,462	144,152
Other operations	115,072	116,988	109,678
Maintenance	72,386	74,603	72,048
Depreciation	125,486	115,634	107,966
Taxes other than income taxes	33,999	32,157	32,744
(Gain) loss on sale of assets	(2)	(9)	47
Total operating expenses	705,873	793,089	830,185
Operating income	287,194	304,393	290,270
Interest income	333	630	379
Allowance for other funds used during construction	6,711	4,947	12,413
Other income	5,847	3,163	2,007
Other expense	(4,602)	(3,799)	(3,826)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	82,794	98,877	83,294
Allowance for borrowed funds used during construction	(2,292)	(1,787)	(4,563)
Total interest charges	80,502	97,090	78,731
Income before income taxes	214,981	212,244	222,512
Federal and state income taxes	68,133	69,409	75,107
Net income	$146,848	$142,835	$147,405
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
Net income	$146,848	$142,835	$147,405
Other comprehensive loss, net of tax:
Amortization of postretirement benefit net loss (gain) (net of tax expense of $618 in 2012 and $303 in 2011 and tax benefit of $239 in 2010)	1,160	692	(381)
Postretirement benefit loss incurred during the year (net of tax benefit of $2,054 in 2012 and $266 in 2011 and tax expense of $725 in 2010)	(3,285)	(595)	(2,607)
Cash flow hedges:
Net derivative gain (loss) (net of tax expense of $271 in 2012 and $1,823 in 2010, and tax benefit of $9,873 in 2011)	433	(15,788)	2,916
Reclassification of net loss (gain) to interest charges (net of tax expense of $23 in 2012 and $197 in 2010, and tax benefit of $129 in 2011)	37	(205)	315
Reclassification of ineffectiveness to regulatory asset (net of tax expense of $1,166 in 2012)	1,864	—	—
Reclassification of net loss to other expense (net of tax expense of $434 in 2010)	—	—	694
Total other comprehensive income (loss), net of tax	209	(15,896)	937
Comprehensive income, net of tax	$147,057	$126,939	$148,342
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2012	2011
Assets
Utility plant and equipment
Property, plant, and equipment	$3,871,940	$3,759,541
Accumulated depreciation	(1,227,078)	(1,153,004)
Net property, plant, and equipment	2,644,862	2,606,537
Construction work in progress	176,584	97,595
Total utility plant, net	2,821,446	2,704,132
Current assets
Cash and cash equivalents	23,368	67,458
Restricted cash and cash equivalents	8,781	8,761
Customer accounts receivable (less allowance for doubtful accounts of $1,105 in 2012 and $1,128 in 2011)	39,293	37,813
Accounts receivable – affiliate	2,991	2,405
Other accounts receivable (less allowance for doubtful accounts of $0 in 2012 and $8 in 2011)	37,562	35,618
Taxes receivable, net	—	3,197
Unbilled revenue	28,662	30,129
Fuel inventory, at average cost	46,867	41,845
Material and supplies inventory, at average cost	55,472	51,132
Accumulated deferred federal and state income taxes, net	87,286	19,829
Accumulated deferred fuel	7,833	2,136
Cash surrender value of company-owned life insurance policies	20,842	20,433
Prepayments	4,415	4,155
Regulatory assets – other	11,095	13,028
Other current assets	371	375
Total current assets	374,838	338,314
Equity investment in investee	14,532	14,532
Prepayments	4,261	4,770
Restricted cash and cash equivalents, less current portion	5,343	26,970
Restricted investments	10,852	—
Regulatory assets and liabilities – deferred taxes, net	210,445	214,421
Regulatory assets – other	289,570	269,444
Intangible asset	120,545	133,595
Other deferred charges	19,897	20,293
Total assets	$3,871,729	$3,726,471
(Continued on next page)

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO POWER

Consolidated Balance Sheets (Continued)
	AT DEC. 31,
(THOUSANDS)	2012	2011
Liabilities and member’s equity
Member’s equity	$1,319,919	$1,230,862
Long-term debt, net	1,232,258	1,327,056
Total capitalization	2,552,177	2,557,918
Current liabilities
Long-term debt due within one year	91,140	26,099
Accounts payable	89,782	113,250
Accounts payable – affiliate	10,097	9,311
Customer deposits	45,553	43,091
Provision for rate refund	4,165	7,323
Taxes payable	1,328	—
Interest accrued	13,893	22,540
Energy risk management liabilities, net	—	5,336
Interest rate risk management liability	2,627	3,330
Regulatory liabilities – other	8,255	33,019
Uncertain tax positions	—	27,465
Other current liabilities	11,746	11,193
Total current liabilities	278,586	301,957
Commitments and Contingencies (Note 14)
Deferred credits
Accumulated deferred federal and state income taxes, net	845,769	675,835
Accumulated deferred investment tax credits	6,252	7,432
Postretirement benefit obligations	137,637	94,147
Regulatory liabilities – other	—	7,303
Restricted storm reserve	16,285	24,880
Uncertain tax positions	222	19,906
Other deferred credits	34,801	37,093
Total deferred credits	1,040,966	866,596
Total liabilities and member’s equity	$3,871,729	$3,726,471
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
Operating activities
Net income	$146,848	$142,835	$147,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,053	127,109	119,940
Unearned compensation expense	1,587	1,796	1,846
Allowance for other funds used during construction	(6,711)	(4,947)	(12,413)
Net deferred income taxes	57,364	45,608	34,555
Deferred fuel costs	(12,222)	653	21,086
Cash surrender value of company-owned life insurance	(409)	(383)	(345)
Changes in assets and liabilities:
Accounts receivable	(12,290)	(18,206)	(12,608)
Unbilled revenue	1,468	14,520	(22,675)
Fuel, materials and supplies inventory	(9,361)	35,673	(7,202)
Prepayments	249	1,294	(2,016)
Accounts payable	(22,874)	(4,498)	8,907
Accounts and notes payable, affiliate	(122)	600	(18,598)
Customer deposits	11,167	12,693	12,313
Postretirement benefit obligations	5,947	(57,531)	647
Regulatory assets and liabilities, net	(31,043)	(43,131)	(88,333)
Other deferred accounts	(19,989)	(2,399)	(10,009)
Taxes accrued	4,503	926	(7,561)
Interest accrued	(5,431)	(5,609)	1,594
Energy risk management assets and liabilities, net	38	4,646	7,885
Other operating	(1,672)	109	(1,933)
Net cash provided by operating activities	244,100	251,758	172,485
Investing activities
Additions to property, plant, and equipment	(238,943)	(184,615)	(150,937)
Allowance for other funds used during construction	6,711	4,947	12,413
Property, plant, and equipment grants	16,647	2,788	—
Equity investment in investees	—	(1,460)	(200)
Repayment of company-owned life insurance loan	—	—	(14,355)
Transfer of cash from restricted accounts	21,607	5,220	15,404
Purchase of restricted investments	(11,966)	—	—
Sale of restricted investments	1,348	—	—
Other investing	1,039	886	1,277
Net cash used in investing activities	(203,557)	(172,234)	(136,398)
(Continued on next page)

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows (Continued)
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2012	2011	2010
Financing activities
Draws on credit facility	—	60,000	—
Payments on credit facility	—	(60,000)	—
Issuance of long-term debt	50,000	100,000	247,245
Retirement of long-term debt	(74,368)	(12,269)	(85,704)
Repurchase of long-term debt	—	(132,000)	—
Settlement of treasury rate lock	—	(18,636)	5,675
Distribution to parent	(58,000)	(130,000)	(150,000)
Other financing	(2,265)	(4,073)	(6,504)
Net cash (used in) provided by financing activities	(84,633)	(196,978)	10,712
Net (decrease) increase in cash and cash equivalents	(44,090)	(117,454)	46,799
Cash and cash equivalents at beginning of period	67,458	184,912	138,113
Cash and cash equivalents at end of period	$23,368	$67,458	$184,912
Supplementary cash flow information
Interest paid (net of amount capitalized)	$80,729	$85,607	$79,044
Interest paid on treasury rate lock settlement	$—	$8,128	$—
Income taxes (refunded) paid, net	$(711)	$2,233	$(5,425)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$15,547	$21,007	$5,697
Non-cash additions to property, plant, and equipment	$21,559	$7,824	$304,134
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO POWER

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2009	$1,015,520	$(5,671)	$1,009,849
Other comprehensive income, net of tax	—	937	937
Distribution to parent	(150,000)	—	(150,000)
Non-cash property donation, net of tax	225,732	—	225,732
Net income	147,405	—	147,405
Balances, Dec. 31, 2010	1,238,657	(4,734)	1,233,923
Other comprehensive loss, net of tax	—	(15,896)	(15,896)
Distribution to parent	(130,000)	—	(130,000)
Net income	142,835	—	142,835
Balances, Dec. 31, 2011	1,251,492	(20,630)	1,230,862
Other comprehensive income, net of tax	—	209	209
Distribution to parent	(58,000)	—	(58,000)
Net income	146,848	—	146,848
Balances, Dec. 31, 2012	$1,340,340	$(20,421)	$1,319,919
The accompanying notes are an integral part of the consolidated financial statements.

Index to Applicable Notes to the Financial Statements of Registrants

Note 1	The Company	Cleco Corporation and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Jointly Owned Generation Units	Cleco Corporation and Cleco Power
Note 5	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 6	Debt	Cleco Corporation and Cleco Power
Note 7	Common and Preferred Stock	Cleco Corporation and Cleco Power
Note 8	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 9	Income Taxes	Cleco Corporation and Cleco Power
Note 10	Disclosures about Segments	Cleco Corporation
Note 11	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 12	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 13	Operating Leases	Cleco Corporation and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 15	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 16	Intangible Asset	Cleco Corporation and Cleco Power
Note 17	Evangeline Transactions	Cleco Corporation
Note 18	Acadia Transactions	Cleco Corporation and Cleco Power
Note 19	Storm Restoration	Cleco Corporation and Cleco Power
Note 20	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power
Note 21	Miscellaneous Financial Information (Unaudited)	Cleco Corporation and Cleco Power

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Notes to the Financial Statements

Note 1 — The Company

General
Cleco Corporation is a holding company composed of the following:

•
Cleco Power, a regulated electric utility subsidiary, which owns 9 generating units with a total nameplate capacity of 2,565 MW and serves approximately 283,000 customers in Louisiana through its retail business and 10 communities across Louisiana and Mississippi through wholesale power contracts. Cleco Power also owns a 50% interest in an entity that owns lignite reserves. Cleco Power owns all of the outstanding membership interests in Cleco Katrina/Rita, a special purpose entity, that is consolidated with Cleco Power in its financial statements.

•	Midstream is a wholesale energy subsidiary regulated by FERC which owns Evangeline (which owns and operates Coughlin).

•	Cleco Corporation’s other operations consist of a holding company, two transmission interconnection facility subsidiaries, a shared services subsidiary, and an investment subsidiary.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
The accompanying consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Reclassifications
Certain reclassifications have been made to the 2010 and 2011 financial statements to conform them to the presentation used in the 2012 financial statements. These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.
During 2012, the Registrants began presenting the LPSC allowable portion of the amortization of the plant acquisition adjustment related to Acadia Unit 1 as depreciation expense on the Registrants’ Consolidated Statements of Income. Previously, this amortization was presented as other expense. The Registrants have reclassified prior year amounts to conform to this presentation. This change increased depreciation and decreased other expenses by $2.8 million and $2.4 million for the years ended December 31, 2011 and 2010, respectively.
Also during 2012, the Registrants determined that an error existed in the statement of cash flows presentation of contributions received in aid of construction, specifically the impact that the accounting for these contributions had on the presentation of cash flows related to the additions of property, plant, and equipment. This caused errors between the operating activities section and investing activities section for prior periods, including 2010 and 2011. Cleco Corporation and Cleco Power’s Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2011, were adjusted in the Registrants’ Combined Quarterly Report on Form 10-Q

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

for the quarterly period ended June 30, 2011, to correct the presentation of cash flows related to additions to property, plant, and equipment.
These corrections had no impact on the Registrants’ cash and cash equivalents, financial condition, or results of operations. Management believes that these corrections did not have a material effect on the Registrants’ Consolidated Statements of Cash Flows. The corrections to the December 31, 2010 and 2011 Consolidated Statements of Cash Flows are presented in the following tables:

Cleco
	FOR THE YEAR ENDED
			2010		2011
(THOUSANDS)	AS REPORTED		AS ADJUSTED	AS REPORTED	AS ADJUSTED
Accounts receivable	$(16,156)		$(12,503)	$(15,798)	$(19,146)
Other deferred accounts	$1,813		$(114)	$(1,084)	$4,305
Net cash provided by operating activities	$215,173	*	$216,899	$308,020	$310,061
Additions to property, plant, and equipment	$(305,157	)*	$(306,883)	$(200,364)**	$(202,405)
Net cash used in investing activities	$(306,905	)*	$(308,631)	$(101,675)	$(103,716)
Net increase in cash and cash equivalents	$45,935		$45,935	$(97,552)	$(97,552)
Cash and cash equivalents at the beginning of the period	$145,193		$145,193	$191,128	$191,128
Cash and cash equivalents at the end of the period	$191,128		$191,128	$93,576	$93,576
* These amounts were previously revised in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.
**These amounts differ with the amounts previously reported in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011, due to Insurance reimbursement for property loss being shown separately from Additions to property, plant, and equipment in order to conform to the presentation used in the 2012 financial statements.

Cleco Power
	FOR THE YEAR ENDED
			2010		2011
(THOUSANDS)	AS REPORTED		AS ADJUSTED	AS REPORTED	AS ADJUSTED
Accounts receivable	$(16,261)		$(12,608)	$(14,858)	$(18,206)
Other deferred accounts	$(8,082)		$(10,009)	$(7,788)	$(2,399)
Net cash provided by operating activities	$170,759	*	$172,485	$249,717	$251,758
Additions to property, plant, and equipment	$(149,211	)*	$(150,937)	$(182,574)	$(184,615)
Net cash used in investing activities	$(134,672	)*	$(136,398)	$(170,193)	$(172,234)
Net increase in cash and cash equivalents	$46,799		$46,799	$(117,454)	$(117,454)
Cash and cash equivalents at the beginning of the period	$138,113		$138,113	$184,912	$184,912
Cash and cash equivalents at the end of the period	$184,912		$184,912	$67,458	$67,458
* These amounts were previously revised in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

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
Pursuant to this authoritative guidance, Cleco Power has recorded regulatory assets and liabilities. For more information regarding the regulatory assets and liabilities recorded by Cleco Power, see Note 3 — “Regulatory Assets and Liabilities.”
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

Asset Retirement Obligation
Cleco Power has recorded asset retirement obligations (liabilities) in accordance with the authoritative guidance. This authoritative guidance requires an entity to record an ARO when there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel to incur costs to remove an asset when the asset is retired. These guidelines also require an ARO which is conditional on a future event to be recorded even if the event has not yet occurred.
At the point the liability for asset retirement is incurred, the authoritative guidance requires capitalization of the costs to the related property, plant, and equipment asset. For AROs

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

existing at the time of adoption, the statement requires capitalization of costs at the level that existed at the point of incurring the liability. These capitalized costs are depreciated over the same period as the related property asset. Cleco Power also defers the current depreciation of the asset retirement cost as a regulatory asset.
Under the authoritative guidance, the initial ARO liability recorded is accreted to its present value each accounting period. Cleco Power defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers. For more information on Cleco Power’s AROs, see Note 3 — “Regulatory Assets and Liabilities — Asset Removal Costs.”

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
Cleco’s cost of improvements to property, plant, and equipment is capitalized. Costs associated with repairs and major maintenance projects are expensed as incurred. Cleco capitalizes the cost to purchase or develop software for internal use. The amounts of unamortized computer software costs at December 31, 2012 and 2011 were $5.3 million and $3.3 million, respectively. Amortization of capitalized computer software costs charged to expense for the years ending December 31, 2012, 2011, and 2010 was $1.2 million, $1.5 million, and $1.7 million, respectively.
Upon retirement or disposition, the cost of Cleco’s depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation. For Cleco’s other depreciable assets, upon disposition or retirement, the difference between the net book value of the property and any proceeds received for the property is recorded as a gain or loss on asset disposition on Cleco’s Consolidated Statements of Income. Any cost incurred to remove the asset is charged to expense. Annual depreciation provisions expressed as a percentage of average depreciable property for Cleco Power for 2012, 2011, and 2010 were 2.68%, 2.80%, and 2.55%, respectively.
Depreciation on property, plant, and equipment is calculated primarily on a straight-line basis over the useful lives of the assets, as follows:

YEARS
Utility plant	5-58
Other	5-44

Property, plant, and equipment consist of:

	AT DEC. 31,
(THOUSANDS)	2012	2011
Regulated utility plants	$3,871,940	$3,759,541
Other	268,254	264,114
Total property, plant, and equipment	4,140,194	4,023,655
Accumulated depreciation	(1,311,273)	(1,230,783)
Net property, plant, and equipment	$2,828,921	$2,792,872

During 2012, Cleco’s investment in regulated utility plants increased primarily due to the Acadiana Load Pocket transmission project.
Cleco Power’s property, plant, and equipment includes plant acquisition adjustments related to the acquisition of Acadia Unit 1 in 2010 and Teche in 1997. Accumulated amortization associated with the plant acquisition adjustments are reported in accumulated depreciation on Cleco Power’s balance sheet. For more information on the Acadia Unit 1 transaction, see Note 18 — “Acadia Transactions — Acadia Unit 1.” The plant acquisition adjustments and accumulated amortization reported in property, plant, and equipment and accumulated depreciation on Cleco Power’s balance sheet at December 31, 2012 and 2011, are shown in the following table.

	AT DEC. 31,
(THOUSANDS)	2012	2011
Acadia Unit 1
Plant acquisition adjustment	$95,578	$95,578
Less: accumulated amortization	9,018	5,836
Net plant acquisition adjustment	$86,560	$89,742
Teche
Plant acquisition adjustment	$5,359	$5,359
Less: accumulated amortization	3,979	3,724
Net plant acquisition adjustment	$1,380	$1,635

Deferred Project Costs
Cleco Power defers costs related to the initial stage of a construction project during which time the feasibility of the construction of property, plant, and equipment is being investigated. Cleco Power had spent approximately $1.2 million as of December 31, 2012, for various resource planning projects. The amount spent for these projects as of December 31, 2011, was also approximately $1.2 million. These projects are still in the initial stages of development and as a result are classified as other deferred charges on Cleco’s and Cleco Power’s Consolidated Balance Sheets.

Inventories
Fuel inventories consist of petroleum coke, coal, lignite, and natural gas used to generate electricity.
Materials and supplies inventory consists of transmission and distribution line construction and repair materials. It also consists of generating station and transmission and distribution substation repair materials.
Both fuel and materials and supplies inventories are stated at average cost and are issued from inventory using the average cost of existing inventory. The amount of storeroom operating expenses allocated to inventory for the years ended December 31, 2012 and 2011, was $4.3 million and $4.7 million, respectively. Storeroom operating expenses remaining

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

in materials and supplies inventory at December 31, 2012 and 2011, were $4.9 million and $5.0 million, respectively.
During 2011, Cleco Power sold its entire fuel oil supply. Cleco Power does not anticipate a need to use fuel oil as a fuel source going forward.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. At December 31, 2012, the allowance for doubtful accounts amounted to $1.1 million. The allowance for doubtful accounts at December 31, 2011, was also $1.1 million. There is no off-balance sheet credit exposure related to Cleco’s customers.

Financing Receivables
At December 31, 2012 and 2011, Cleco, through Perryville and Attala, had a combined net investment in direct financing lease long-term asset of $13.5 million and $13.6 million, respectively. Each subsidiary leases its respective transmission assets to a single counterparty. Both counterparties are considered credit worthy and are expected to pay their obligations when due, thus, no allowance for credit loss has been recognized. Management bases this assessment on the following common factors of each counterparty:

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

Management monitors both entities for indication of adverse actions by their respective public service commissions and market conditions which would indicate an inability to pay their obligations under the direct financing leases when due. Since the inception of the agreements, each counterparty has paid their respective obligations when due, and at December 31, 2012 and 2011, no amounts were past due.

Reserves
Cleco maintains property insurance on generating stations, buildings and contents, and substations. Cleco is self-insured for any damage to transmission and distribution lines. To mitigate the exposure to potential financial loss for damage to lines, Cleco maintains an LPSC-approved funded storm reserve.
Cleco also maintains liability and workers’ compensation insurance to mitigate financial losses due to injuries and damages to the property of others. Cleco’s insurance covers claims that exceed certain self-insured limits. For claims that do not meet the limits to be covered by insurance, Cleco maintains reserves. At December 31, 2012, the general liability and workers compensation reserves are immaterial because the balance of these items together represented 0.2% of total liabilities. The general liability and workers compensation reserves are immaterial at December 31, 2011, as well, because the balance of these items together, also, represented 0.2% of total liabilities.

Cash Equivalents
Cleco considers highly liquid, marketable securities, and other similar instruments with original maturity dates of three months or less to be cash equivalents.

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

	AT DEC. 31,
(THOUSANDS)	2012	2011
Diversified Lands’ mitigation escrow	$97	$97
Cleco Katrina/Rita’s storm recovery bonds	8,781	8,761
Cleco Power’s future storm restoration costs	5,343	24,876
Cleco Power’s renewable energy grant	—	381
Cleco Power’s NOx allowance escrow	—	1,713
Total restricted cash and cash equivalents	$14,221	$35,828

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of operating expenses, interest, and principal on storm recovery bonds. During 2012, Cleco Katrina/Rita collected $20.1 million net of operating expenses. In March and September 2012, Cleco Katrina/Rita used $6.7 million and $6.4 million, respectively for scheduled storm recovery bond principal payments and $3.6 million and $3.4 million, respectively for related interest. Cleco Power’s restricted cash and cash equivalents held for future storm restoration costs decreased $19.5 million from December 31, 2011, primarily due to the transfer of $10.9 million to restricted investments and the transfer of $10.0 million to cover expenses associated with Hurricane Isaac. These amounts were partially offset by $1.4 million of storm surcredits. Cleco Power’s restricted cash and cash equivalents NOx allowance escrow decreased $1.7 million from December 31, 2011. The funds were transfered from restricted to non-restricted cash and cash equivalents due to the courts vacating CSAPR. For more information about the restricted investments, see Note 5 — “Fair Value Accounting — Restricted Investments” and for more information about Hurricane Isaac, see Note 19 — “Storm Restoration.”

Equity Investments
Cleco reports its investment in unconsolidated affiliated companies on the equity method of accounting, as defined in the authoritative guidance on investments. The amounts reported on Cleco Corporation and Cleco Power’s Consolidated Balance Sheets represent assets contributed by Cleco Corporation or Cleco Power, plus their share of the net income of the affiliate, less any distributions of earnings (dividends) received from the affiliate. The revenues and expenses of these affiliates are netted and reported on one line

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

item as equity income from investees on Cleco Corporation and Cleco Power’s Consolidated Statements of Income. For more information, see Note 12 — “Variable Interest Entities.”
Cleco applies the provisions of the authoritative guidance on investments to account for equity method investment impairments. Under this standard, Cleco evaluates at each balance sheet date whether events and circumstances have occurred that indicate a possible other-than-temporary decline in the fair value of the investment and the possible inability to recover the carrying value through operations. Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability. An impairment is recognized when an other-than-temporary decline in market value occurs and recovery of the carrying value is not probable. No impairments were recorded for 2012, 2011, or 2010. For more information, see Note 12 — “Variable Interest Entities.”
Prior to April 30, 2011, Cleco reported its investment in Cajun on the equity method of accounting. In conjunction with the disposition of Acadia Unit 2 to Entergy Louisiana, APH received 100% ownership in Acadia in exchange for its 50% ownership interest in Cajun, and Acadia became a consolidated subsidiary of APH. Following the transaction, Acadia’s assets, liabilities, revenues, expenses, and cash flows are presented on the corresponding line items of Cleco’s consolidated financial statements, prospectively. For more information on the Acadia Unit 2 transaction, see Note 18 — “Acadia Transactions — Acadia Unit 2.”

Income Taxes
Cleco accounts for income taxes under the asset and liability method. Cleco provides for federal and state income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Cleco’s income tax expense and related regulatory assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities. Cleco files a federal consolidated income tax return for all wholly owned subsidiaries. Cleco computes its federal and state income taxes as if it were a standalone taxpayer. The LPSC generally requires Cleco Power to flow the effects of state income taxes immediately to customers. The LPSC specifically requires that the state tax benefits associated with the deductions related to storm damages be normalized. For more information on income taxes, see Note 9 — “Income Taxes.”

Investment Tax Credits
Investment tax credits, which were deferred for financial statement purposes, are amortized to income over the estimated service lives of the properties that gave rise to the credits.

NMTC Fund
In 2008, Cleco Corporation and U.S. Bancorp Community Development Corporation (USBCDC) formed the NMTC Fund.

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

Accounting for Renewable Energy Tax Credits and Grants Under the American Recovery and Reinvestment Act of 2009 (Stimulus Act)
Cleco and the NMTC Fund have elected to receive cash grants under the Stimulus Act for investments in various projects. Cleco has elected to reduce the carrying value of the qualifying assets as cash grants are received, which will reduce the amount of depreciation expense recognized after the underlying assets are placed in service. Certain of the cash grants also reduce the tax basis of the underlying assets. Grants received via the NMTC Fund reduce the carrying value of the investment for GAAP, but do not reduce the income tax basis of the investment.

Debt Expenses, Premiums, and Discounts
Expenses, premiums, and discounts applicable to debt securities are amortized to income ratably over the lives of the related issues. Expenses and call premiums related to refinanced Cleco Power debt are deferred and amortized over the life of the new issue.

Revenue and Fuel Costs

Utility Revenue
Revenue from sales of electricity is recognized based upon the amount of energy delivered. The costs of fuel and purchased power used for retail customers currently are recovered from customers through the FAC. These costs are subject to audit and final determination by regulators. Excise taxes and pass-through fees collected on the sale of electricity are not recorded in utility revenue.

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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by FERC and the LPSC. AFUDC represents the estimated cost of financing construction and is not a current source of cash. Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services. The composite AFUDC rate, including borrowed and other funds, was 12.1% on a pre-tax basis (7.5% net of tax) for 2012, 12.0% on a pre-tax basis (7.5% net of tax) for 2011, and 11.9% on a pre-tax basis (7.4% net of tax) for 2010.

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
Cleco Power may enter into positions to mitigate the volatility in customer fuel costs. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of energy risk management assets or liabilities. Such gain or loss is deferred as a component of deferred fuel assets or liabilities. When these positions close, actual gains or losses will be included in the FAC and reflected on customers’ bills as a component of the fuel cost adjustment.
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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

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
In June 2011, FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB deferred the requirements relating to the presentation of reclassifications of items out of accumulated other comprehensive income until a later date to be determined by the FASB. The other provisions of the June 2011 guidance are not affected by this deferral. The adoption of this guidance did not have any impact on the financial condition or results of operations of the Registrants.
In September 2011, FASB revised the testing of goodwill for impairment. The revision provides entities the option to first use qualitative factors to determine whether it is necessary to perform the quantitative two-step test. The adoption of this guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with some provisions for early adoption. The adoption of this guidance did not have any impact on the financial condition or results of operations of the Registrants.
In December 2011, FASB revised the accounting for a parent that ceases to have a controlling financial interest in a subsidiary due to a default on the subsidiary’s non-recourse debt when the subsidiary is in substance real estate by requiring the application of real estate sales guidance. This revision is effective for events occurring on or after June 15, 2012. The adoption of this guidance did not have any impact on the financial condition or results of operations of the Registrants.
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

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share:

	FOR THE YEAR ENDED DEC. 31,
			2012			2011			2010
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$163,648			$195,848			$255,391
Deduct: non-participating stock dividends (4.5% preferred stock)	—			26			46
Deduct: non-participating stock redemption costs (4.5% preferred stock)	—			112			—
Basic net income applicable to common stock	$163,648	60,370,588	$2.71	$195,710	60,488,740	$3.24	$255,345	60,431,142	$4.23
Effect of dilutive securities
Add: stock option grants		4,154			20,647			32,080
Add: restricted stock (LTICP)		253,387			324,177			291,367
Diluted net income applicable to common stock	$163,648	60,628,129	$2.70	$195,710	60,833,564	$3.22	$255,345	60,754,589	$4.20

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

There were no stock option grants excluded from the computation of diluted earnings per share for the years 2012, 2011, and 2010.

Preferred Stock Redemption
For information on Cleco’s preferred stock redemption, see Note 7 — “Common and Preferred Stock — Preferred Stock.”

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
The following chart summarizes Cleco Power’s regulatory assets and liabilities at December 31, 2012 and 2011.

	AT DEC. 31,		REMAINING RECOVERY PERIOD	RETURN ON EQUITY
(THOUSANDS)	2012	2011
Total federal regulatory asset — income taxes	$24,222	$34,127	N/A
Total state regulatory asset — income taxes	57,480	51,720	N/A
AFUDC	132,267	132,802	N/A
Total investment tax credit	(3,524)	(4,228)	N/A
Total regulatory assets — deferred taxes, net	210,445	214,421
Mining costs	16,569	19,117	6.5 yrs.	No
Interest costs	6,304	6,667	27 yrs.	No
Asset removal costs	867	829	37 yrs.	No
Postretirement plan costs	156,458	132,556	N/A	No
Tree trimming costs	5,656	8,371	2 yrs.	Yes
Training costs	7,330	7,486	47 yrs.	Yes
Storm surcredits, net	6,211	9,254	10 yrs.	No
Construction carrying costs	4,697	10,883	0.75 yrs.	No
Lignite mining agreement contingency	3,781	3,781	N/A	No
Power purchase agreement capacity costs	6,217	—	2.5 yrs.	Yes
AMI deferred revenue requirement	1,483	—	15 yrs.	Yes
AFUDC equity gross-up	74,158	74,346	N/A	No
Rate case costs	581	1,117	1 yr.	No
Acadia Unit 1 acquisition costs	2,865	2,971	27 yrs.	No
IRP/RFP costs	39	508	—	No
AMI pilot costs	22	153	0.5 yrs.	No
Financing costs	7,282	4,433	29 yrs.	No
Biomass costs	145	—	5 yrs.	No
Total regulatory assets - other	300,665	282,472
Construction carrying costs	(8,255)	(40,322)	0.6 yrs.	No
Fuel and purchased power	7,833	2,136	N/A	No
Total regulatory assets, net	$510,688	$458,707

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
Cleco Power (along with SWEPCO) maintains a Lignite Mining Agreement with DHLC, the operator of the Dolet Hills mine. As ordered then by the LPSC, Cleco Power’s retail customers began receiving fuel cost savings through the year 2011 while actual mining costs incurred above a certain percentage of the benchmark price were deferred, and could be recovered from retail customers through the FAC only when the actual mining costs are below a certain percentage of the benchmark price. The benchmark price used the GDP-IPD index as a proxy for the numerous escalators in the previous mining contract. During the course of the contract, Cleco Power and SWEPCO determined that the GDP-IPD index did not appropriately reflect the increase in mining costs caused

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

by sharp increases in diesel fuel and electricity costs associated with the mining operation. Because of this disconnect between the GDP-IPD index and actual mining costs, a significant amount of mining costs was being deferred by Cleco Power.
In 2006, Cleco Power recognized that there was a possibility it may not recover all or part of the lignite mining costs it had deferred and sought relief from the LPSC. In December 2007, the LPSC approved a settlement agreement between Cleco Power, SWEPCO and the LPSC Staff authorizing Cleco Power to recover the existing deferred mining cost balance, including interest, over approximately 11.5 years. The settlement also established a new benchmark utilizing the contract’s escalators to assure a minimum 2% savings to customers compared to the costs under the prior mining contract. Under the settlement, the benchmarking was scheduled to end after April 2011. Cleco Power and SWEPCO also agreed to commit to continued operation of the mining operation through 2026 as long as the operation of the mine was considered prudent. Cleco Power did not record any additional deferred fuel costs under the new benchmarking method.
In connection with its approval of the Oxbow Lignite Mine acquisition, in 2009 the LPSC agreed to discontinue benchmarking and the corresponding potential to defer future lignite mining costs while preserving the recovery of the legacy deferred fuel balance previously authorized.

Interest Costs
Cleco Power’s deferred interest costs include additional deferred capital construction financing costs authorized by the LPSC. These costs are being amortized over the estimated lives of the respective assets constructed.

Asset Removal Costs
Under the authoritative guidance for asset retirement and environmental obligations, Cleco Power determined that a liability exists for cleanup and closing costs of solid waste facilities associated with its generating stations that use lignite for fuel. Applying these guidelines, Cleco Power determined that a liability exists for costs which may be incurred in the future for removal of asbestos from its general service buildings, the removal of transmission towers on leased right-of-ways and for the abatement of PCBs in transformers.
At December 31, 2012 and 2011, the liability for solid waste facility closure costs at the generating station using lignite is estimated at $0.6 million and $0.5 million, respectively, and is included in other deferred credits. At December 31, 2012 and 2011, Cleco Power’s liability for removal of asbestos is estimated at $0.3 million and also is included in other deferred credits.

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

Tree Trimming Costs
In January 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred to trim, cut, or remove trees that were damaged by hurricanes Katrina and Rita, but were not addressed as part of the restoration efforts. The regulatory asset was capped at $12.0 million in actual expenditures plus a 12.4% grossed-up rate of return. Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008 and was approved by the LPSC in October 2009. In February 2010, Cleco Power began amortizing the regulatory asset over a five-year period.

Training Costs
In February 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset which is being charged with training costs associated with existing processes and technology for new employees at Madison Unit 3. Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008 and were covered by the retail rate plan which was approved by the LPSC in October 2009. In February 2010, Cleco Power began amortizing the regulatory asset over a 50-year period.

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
As a result of the settlement with the LPSC, Cleco Power is required to implement a surcredit when funds are withdrawn from the restricted storm reserve. In September 2012 and September 2011, Cleco Power withdrew $10.0 million and $2.0 million, respectively, from the restricted storm reserve to pay for storm damages resulting in the establishment of a surcredit. Cleco Power will replenish the restricted storm reserve with the surcredit.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Madison Unit 3. Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit. Cleco Power’s retail rate plan, which was approved in October 2009, established that Cleco Power return carrying costs to customers and record a regulatory asset for all carrying costs incurred by Cleco Power above the actual amount collected from customers. On February 12, 2010, Madison Unit 3 commenced commercial operations and Cleco Power began returning the construction carrying costs to customers. These costs are being amortized over a four-year period. At December 31, 2012, the regulatory liability and the related regulatory asset were $8.3 million and $4.7 million, respectively. As of December 31, 2012, Cleco Power had returned $158.2 million to customers. At December 31, 2012, the remaining $8.3 million is due to be returned to customers within one year.

Amended Lignite Mining Agreement Contingency
In April 2009, Cleco Power and SWEPCO entered into a series of transactions to acquire additional lignite reserves and mining equipment from NAC, each agreeing to purchase a 50% ownership interest in Oxbow from NAC for a combined price of $25.7 million. Through mineral lease agreements and ownership of fee land, Oxbow controls approximately 43 million tons of lignite reserves in an area referred to as the Oxbow Mine. Cleco Power, SWEPCO, and DHLC entered into the Amended Lignite Mining Agreement which requires DHLC to mine lignite at the existing Dolet Hills Mine along with the Oxbow Mine and deliver the lignite to the Dolet Hills Power Station at cost plus a specified management fee. The two mining areas are expected to be sufficient to provide the Dolet Hills Power Station with lignite fuel until at least 2026.
Among the provisions of the Amended Lignite Mining Agreement, it is a requirement that if DHLC is unable to pay for loans and lease payments when due, Cleco Power will pay 50% of the amounts due. Any payments under this provision will be considered a prepayment of lignite to be delivered in the future and will be credited to future invoices from DHLC. This provision meets the recognition requirements as a guarantee to an unrelated third party. Cleco Power recognized a liability of $3.8 million upon the closing of the transactions. A regulatory asset of $3.8 million was also recognized due to Cleco Power’s ability to recover prudent fuel costs from customers through the FAC. The liability and related regulatory asset will be derecognized when the Amended Lignite Mining Agreement terminates. The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations.

Power Purchase Agreement Capacity Costs
In March 2012, Cleco Power received approval from the LPSC for a three-year power purchase agreement with Evangeline providing 730 MW of capacity and energy beginning May 1, 2012, and ending April 30, 2015. The LPSC order allows

Cleco Power to defer and recover a portion of capacity costs associated with the power purchase agreement. The deferred costs are being collected over the term of the contract.

AMI Deferred Revenue Requirement
In February 2011, the LPSC approved Cleco Power’s stipulated settlement in Docket No. U-31393 allowing Cleco Power to defer, as a regulatory asset, the estimated revenue requirements for the AMI project. The amount of the regulatory asset, including carrying charges, was capped by the LPSC at $20.0 million. The regulatory asset will amortize by the end of the economic life of the project, currently estimated at 15 years.

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

IRP/RFP Costs
In October 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset to recover IRP and RFP costs incurred. The new rates became effective upon the commencement of commercial operation of Madison Unit 3 and Cleco Power began amortizing the regulatory asset over a three-year period.

AMI Pilot Costs
In September 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset to recover AMI pilot costs incurred. Recovery of these expenditures was approved by the LPSC in October 2009. The new rates became effective upon the commercial operation of Madison Unit 3. In March 2010, Cleco Power began amortizing these costs over a three-year period.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Financing Costs
In 2011, Cleco Power entered into and settled two treasury rate locks. Also in 2011, Cleco Power entered into a forward starting swap contract in order to mitigate the interest rate exposure on coupon payments related to a forecasted debt issuance. As a result of management’s assessment that it is probable that these costs will be recovered through the rate-making process, Cleco Power will amortize the regulatory asset over the term of the related debt issuance.

Biomass Test Burn Costs
In November 2011, the LPSC approved Cleco Power’s request to establish a regulatory asset for the non-fuel, non-capital portion of costs incurred to conduct a test burn of biomass fuel at Madison Unit 3. In August 2012, Cleco Power began amortizing these costs over a five-year period.

Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. For 2012, approximately 89% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.
The $5.7 million increase in the under-recovered costs was primarily due to an $12.2 million increase in fuel and purchased power costs. Partially offsetting this increase was a $6.5 million decrease in losses on natural gas positions.

Note 4 — Jointly Owned Generation Units
Two electric generation units operated by Cleco Power are jointly owned with other utilities. The joint-owners are responsible for their own share of the capital and the operating and maintenance costs of the respective units. Cleco Power recognized $130.2 million, $131.8 million, and $118.3 million as its proportionate share of operating and maintenance expenses associated with these two units, which include fuel costs of $107.9 million, $109.2 million, and $97.9 million during the years ended December 31, 2012, 2011, and 2010, respectively.

		AT DEC. 31, 2012
(DOLLAR AMOUNTS IN THOUSANDS)	RODEMACHER UNIT #2	DOLET HILLS	TOTAL
Utility plant in service	$92,011	$305,010	$397,021
Accumulated depreciation	$69,600	$199,138	$268,738
Ownership	30%	50%
Nameplate capacity (MW)	523	650
Cleco Power’s ownership interest (MW)	157	325

Note 5 — Fair Value Accounting
The amounts reflected in Cleco Corporation and Cleco Power’s Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, other accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco and Cleco Power’s long-term debt are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt with similar maturities. The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments subject to fair value accounting.

Cleco
			AT DEC. 31,
		2012		2011
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$31,020	$31,020	$93,576	$93,576
Restricted cash and cash equivalents	$14,221	$14,221	$35,828	$35,828
Long-term debt, excluding debt issuance costs	$1,345,198	$1,579,674	$1,354,567	$1,542,867

Cleco Power
			AT DEC. 31,
		2012		2011
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$23,368	$23,368	$67,458	$67,458
Restricted cash and cash equivalents	$14,124	$14,124	$35,731	$35,731
Long-term debt, excluding debt issuance costs	$1,320,198	$1,554,674	$1,344,567	$1,532,867

At December 31, 2012, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. Cleco had $38.8 million ($24.7 million of cash equivalents and $14.1 million of restricted cash equivalents) in short-term investments in institutional money market funds. Cleco Power had $32.6 million ($18.6 million of cash equivalents and $14.0 million of restricted cash equivalents) in short-term investments in institutional money market funds. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power.
In May 2012, Cleco and Cleco Power revised their guidelines for short-term investments in order to mitigate credit risk. Qualifying investments include:

•	U.S. treasury securities,

•	U.S. federal agency and U.S. government-sponsored entity debt,

•	Tax-exempt short-term securities of a state, territory, or a possession of the U.S.,

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

•	Certificates of deposit, banker’s acceptances and time deposits,

•	Corporate notes and bonds, fixed or floating rate, and covered bonds,

•	Commercial paper,

•	Asset backed securities with a minimum long-term rating of AA by Standard & Poor’s and Aaa by Moody’s,

•	U.S. government mortgage securities with a short average life with a minimum long-term rating of AA by Standard & Poor’s and Aaa by Moody’s,

•	Repurchase agreements with the primary government securities dealers or financial institutions in which Cleco deposits and/or concentrates cash, and

•
Money market funds which must have at least $15.0 billion in assets under management; must have been in existence for not less than two years; must have a minimum rating of AAA by Standard & Poor’s and Aaa by Moody’s and must be compliant with the SEC rule 2a-7 which restricts the quality, maturity, and diversity of investments by money market funds.

The minimum acceptable short-term credit rating must be A-1 by Standard & Poor’s and P-1 by Moody’s. The maximum maturity of any instrument must be 36 months, and the maximum portfolio duration must be 12 months.
Diversification of holdings must be stressed recognizing the total amount of the portfolio. Investments in securities of any one issuer will be limited to 5%at the time of purchase except for U.S. Treasury and Agency Securities and money market funds. No more than 50% of the portfolio at the time of purchase will be invested in any single Federal Agency/Government Sponsored Enterprise.

Restricted Investments
In September 2007, the LPSC authorized the funding and securitization of a $50.0 million reserve for Cleco Power’s future storm costs. On July 1, 2012, Cleco Power transferred $13.0 million of the related restricted cash and cash equivalents to an outside investment manager. Investments made by the investment manager are restricted to the criteria established by management in Cleco Power’s guidelines for short-term investments. At December 31, 2012, the investments included cash and cash equivalents and debt securities.
The cash and cash equivalents are reflected in Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2012, as restricted cash and cash equivalents and approximate fair value because of their short-term nature.
The debt securities were recorded at fair value on Cleco and Cleco Power’s Consolidated Balance Sheets at

December 31, 2012, as restricted investments. The investments in debt securities include municipal bonds and commercial paper with original maturity dates of more than three months and are classified as available-for-sale securities and are marked-to-market at least quarterly. Because Cleco Power’s investment strategy for these investments fits within the requirements established by the LPSC for the restricted reserve fund, realized and unrealized gains and losses, interest income, investment management fees and custody fees are recorded directly to Cleco Power’s restricted storm reserve rather than in earnings or other comprehensive income. As a result, no amounts will be recorded to other comprehensive income for these investments.
Quarterly, Cleco Power’s available-for-sale, debt securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary.
Management determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity and regulatory requirements. For Cleco Power’s impaired debt securities for which there was no intent or expected requirement to sell, the evaluation assesses whether it is likely the amortized cost will be recovered considering the nature of the securities, credit rating, financial condition of the issuer or the extent and duration of the unrealized loss and market conditions. If Cleco Power determined that an other-than-temporary decline in value existed on its debt securities, the investments would be written down to fair value with a new cost basis established. Declines in fair value below cost basis that are determined to be other-than-temporary would be recorded to Cleco Power’s restricted storm reserve. The unrealized losses on Cleco Power’s debt securities as of December 31, 2012, were caused by interest rate movements. Cleco Power does not intend to sell the debt securities and has determined it is more likely than not that it will not be required to sell the investments before recovery of the amortized cost value. Cleco Power determined there were no material other-than-temporary impairments on its debt securities at December 31, 2012.
The following table provides a reconciliation of Cleco Power’s available-for-sale debt securities from cost basis to fair value at December 31, 2012.

	AT DEC. 31, 2012
(THOUSANDS)	AMORTIZED COST	TOTAL UNREALIZED GAINS (1)	TOTAL UNREALIZED LOSSES (1)	FAIR VALUE
Municipal bonds	$10,228	$3	$28	$10,203
Commercial paper	649	—	—	649
Total available-for-sale securities	$10,877	$3	$28	$10,852
(1) Unrealized gains and losses are recorded to the restricted storm reserve.

Cleco Power recognized less than $0.1 million of unrealized mark-to-market losses in the restricted storm reserve for the year ended December 31, 2012. The following table summarizes the debt securities that were in an unrealized loss position at December 31, 2012, but for which no other-than-temporary impairment was recognized:

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

		LESS THAN 12 MONTHS	12 MONTHS OR LONGER
(THOUSANDS)	AGGREGATE UNREALIZED LOSS	AGGREGATE RELATED FAIR VALUE	AGGREGATE UNREALIZED LOSS	AGGREGATE RELATED FAIR VALUE
Municipal bonds	$28	$8,359	$—	$—

At December 31, 2012, the fair value of Cleco Power’s available-for-sale debt securities by contractual maturity was:

(THOUSANDS)	AT DEC. 31, 2012
One year or less	$6,204
Over one year through five years	4,648
Total fair value	$10,852

There were no realized gains or losses on Cleco Power’s available-for-sale securities for the year ended December 31, 2012. Realized gains and losses will be determined on a specific identification basis.

Interest Rate Derivatives

Forward Starting Interest Rate Swap
On November 14, 2011, Cleco Power entered into a pay fixed/receive variable forward starting interest rate swap contract in order to mitigate the interest rate exposure on coupon payments related to the remaining $50.0 million fixed-rate forecasted debt issuance. The forward starting interest rate swap has a spot 30-year all-in swap rate of 3.05%, notional amount of $50.0 million, with the pricing date of May 14, 2013, or the issuance of the notes, whichever is earlier. The forward starting interest rate swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging and is carried on the balance sheet at its fair value. The fair market value of the forward starting interest rate swap is calculated by the net of the present value of the fixed payments to be paid by Cleco Power and the present value of the three-month LIBOR payments to be received by Cleco Power. Since future LIBOR rates are not available for each month until termination, quoted LIBOR rates from an active exchange for observable time periods were used to create a forward LIBOR curve for all months until termination. Because of the inputs and common techniques used to calculate fair value, the swap valuation was considered Level 2. Cleco Power recognized $1.2 million unrealized mark-to-market gains and $3.3 million unrealized mark-to market losses in other comprehensive income for the years ended December 31, 2012 and 2011, respectively. The fair market value of $2.6 million and $3.3 million for the forward starting interest rate swap was recorded on Cleco and Cleco Power’s Consolidated Balance Sheets as an interest rate risk management liability as of December 31, 2012 and December 31, 2011, respectively. There was no impact to earnings due to ineffectiveness for the year ended December 31, 2011. There were $0.5 million of deferred losses due to ineffectiveness for the year ended December 31, 2012.

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

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DEC. 31, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2011	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$39,489	$—	$39,489	$—	$118,951	$—	$118,951	$—
Municipal bonds	10,203	—	10,203	—	—	—	—	—
Total assets	$49,692	$—	$49,692	$—	$118,951	$—	$118,951	$—
Liability Description
Energy market derivatives	$—	$—	$—	$—	$5,336	$—	$5,336	$—
Interest rate derivatives	2,627	—	2,627	—	3,330	—	3,330	—
Long-term debt	1,579,674		1,579,674		1,542,867		1,542,867
Total liabilities	$1,582,301	$—	$1,582,301	$—	$1,551,533	$—	$1,551,533	$—

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DEC. 31, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2011	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$33,292	$—	$33,292	$—	$99,955	$—	$99,955	$—
Municipal bonds	10,203	—	10,203	—	—	—	—	—
Total assets	$43,495	$—	$43,495	$—	$99,955	$—	$99,955	$—
Liability Description
Energy market derivatives	$—	$—	$—	$—	$5,336	$—	$5,336	$—
Interest rate derivatives	2,627	—	2,627	—	3,330	—	3,330	—
Long-term debt	1,554,674		1,554,674		1,532,867		1,532,867
Total liabilities	$1,557,301	$—	$1,557,301	$—	$1,541,533	$—	$1,541,533	$—

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
The institutional money market funds were reported on the Cleco Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, non-current restricted cash and cash equivalents, and restricted investments of $24.7 million, $8.8 million, $5.4 million, and $0.6 million respectively, at December 31, 2012. At Cleco Power, the institutional money market funds were reported on the consolidated balance sheet in cash and cash equivalents, current restricted cash and cash equivalents, non-current restricted cash and cash equivalents, and restricted investments and were $18.6 million, $8.8 million, $5.3 million, and $0.6 million, respectively, as of December 31, 2012.
The municipal bonds were reported on Cleco and Cleco Power’s Consolidated Balance Sheets in restricted investments in the amount of $10.2 million at December 31, 2012.
The forward starting interest rate swap was reported on Cleco and Cleco Power’s Consolidated Balance Sheets as a current liability in the line item interest rate risk management liability at December 31, 2012 and 2011.
Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities. The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return. For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach. These techniques have been applied consistently from fiscal period to fiscal period. Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Cleco had no Level 3 assets or liabilities at December 31, 2012 or 2011.
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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

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
Cleco has a policy which states that transfers between Levels 1, 2, and 3 are recognized at the end of a reporting period. During the years ended December 31, 2012, 2011, and 2010, Cleco did not experience any transfers between levels.

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

The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco Corporation and Cleco Power’s Consolidated Balance Sheets as of December 31, 2012 and 2011:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
	LIABILITY DERIVATIVES
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DEC. 31, 2012	AT DEC. 31, 2011
Commodity contracts
Fuel cost hedges:
Current	Energy risk management liabilities, net	$—	$(5,336)
Total		$—	$(5,336)

The following table presents the effect of derivatives not designated as hedging instruments on Cleco Corporation and Cleco Power’s Consolidated Statements of Income for the years December 31, 2012, 2011, and 2010.

			FOR THE YEAR ENDED DEC. 31,
		2012	2011	2010
(THOUSANDS)	LOSS IN INCOME OF DERIVATIVES LINE ITEM	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
Economic hedges	Other operations revenue	$—	$—	$(667)	(1)
Fuel cost hedges(2)	Fuel used for electric generation	(8,277)	(18,119)	$(36,818)
Total		$(8,277)	$(18,119)	$(37,485)
(1) For the year ended December 31, 2010, Cleco recognized a $0.4 million mark-to-market gain, related to economic hedges.
(2) In accordance with the authoritative guidance for regulated operations, no unrealized losses and no deferred losses associated with fuel cost hedges are reported in Accumulated Deferred Fuel on the balance sheet as of December 31, 2012, compared to $5.3 million of unrealized losses and $1.2 million of deferred losses as of December 31, 2011, and $15.1 million of unrealized losses and $1.6 million of deferred losses associated with fuel costs hedges as of December 31, 2010. As gains and losses are realized in future periods, they will be recorded as Fuel Used for Electric Generation on the Income Statement.

At December 31, 2012, Cleco Power had no open positions hedged for natural gas fuel costs. At December 31, 2011, Cleco Power had 2.2 million MMBtus hedged or approximately 3% of gas requirements for a two-year period.

The following table presents the effect of derivatives designated as hedging instruments on Cleco Corporation and Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010:

							FOR THE YEAR ENDED DEC. 31,
		2012			2011			2010
(THOUSANDS)	AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF NET LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF NET GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF NET LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives(1)	$704	$(60	)*	$(25,661)	$334	*	$4,739	$(512	)*
* The (loss) gain reclassified from accumulated OCI into income is reflected in interest charges.
(1) In November 2010, an interest rate swap was terminated. The remaining $1.1 million of losses in accumulated OCI was reclassified to other expense.

At December 31, 2012, Cleco Power expected $0.4 million of net losses related to interest rate derivatives to be reclassed from accumulated other comprehensive income into earnings over the next 12 months.

Note 6 — Debt

Cleco
Cleco’s total indebtedness as of December 31, 2012 and 2011 was as follows.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

	AT DEC. 31,
(THOUSANDS)	2012	2011
Bonds
Cleco Power’s senior notes, 5.375%, due 2013	$75,000	$75,000
Cleco Power’s senior notes, 4.95%, due 2015	50,000	50,000
Cleco Power’s senior notes, 6.65%, due 2018	250,000	250,000
Cleco Power’s senior notes, 4.33%, due 2027	50,000	—
Cleco Power’s senior notes, 6.50%, due 2035	295,000	295,000
Cleco Power’s senior notes, 5.942%, due 2040	250,000	250,000
Cleco Power’s senior notes, 5.988%, due 2041	100,000	100,000
Cleco Power’s pollution control revenue bonds, 5.875%, due 2029, callable after September 1, 2009	—	61,260
Cleco Power’s solid waste disposal facility bonds, 4.70%, due 2036, callable after November 1, 2016	60,000	60,000
Cleco Power’s solid waste disposal facility bonds, 5.25%, due 2037, mandatory tender on March 1, 2013	60,000	60,000
Cleco Katrina/Rita’s storm recovery bonds, 4.41%, due 2020	62,598	75,707
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	67,600	67,600
Total bonds	1,320,198	1,344,567
Other long-term debt
Cleco Corporation’s credit facility draws	25,000	10,000
Barge lease obligations, ending December 31, 2017	11,350	17,538
Gross amount of long-term debt	1,356,548	1,372,105
Less: long-term debt due within one year	88,969	24,258
Less: lease obligations classified as long-term debt due within one year	2,171	1,841
Unamortized premium and discount, net	(8,150)	(8,950)
Total long-term debt, net	$1,257,258	$1,337,056

The amounts payable under long-term debt agreements for each year through 2017 and thereafter are as follows.

(THOUSANDS)
Amounts payable under long-term debt agreements
2013	$88,969
2014	$14,876
2015	$90,824
2016	$16,814
2017	$17,896
Thereafter	$1,115,819

At December 31, 2012 and 2011, Cleco had no short-term debt outstanding.
At December 31, 2012, Cleco’s long-term debt outstanding was $1.35 billion, of which $91.1 million was due within one year, compared to $1.36 billion outstanding at December 31, 2011, of which $26.1 million was due within one year. The long-term debt due within one year at December 31, 2012, represents $75.0 million in senior notes due May 1, 2013, $14.0 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.1 million of capital lease payments.
For Cleco, long-term debt decreased $14.8 million from December 31, 2011, primarily due to redeeming $50.1 million of DeSoto Parish pollution control bonds in May 2012 and $13.1 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2012. Also contributing to the decrease was the redemption of $11.2 million of Rapides Parish pollution control bonds in January 2012 and a $6.2 million decrease in capital lease obligations. These decreases were partially offset by the issuance of $50.0 million senior unsecured notes in May 2012, a $15.0 million increase in credit facility draws outstanding, and debt premium amortizations of $0.8 million.
The amounts payable under the capital lease agreements for each year through 2017 and thereafter are as follows.

(THOUSANDS)
Amounts payable under capital lease agreements
2013	$2,171
2014	$2,305
2015	$2,448
2016	$2,607
2017	$1,819

Cleco Power
Cleco Power’s total indebtedness as of December 31, 2012 and 2011, was as follows.

	AT DEC. 31,
(THOUSANDS)	2012	2011
Bonds
Senior notes, 5.375%, due 2013	$75,000	$75,000
Senior notes, 4.95%, due 2015	50,000	50,000
Senior notes, 6.65%, due 2018	250,000	250,000
Senior notes, 4.33%, due 2027	50,000	—
Senior notes, 6.50%, due 2035	295,000	295,000
Senior notes, 5.942%, due 2040	250,000	250,000
Senior notes, 5.988%, due 2041	100,000	100,000
Pollution control revenue bonds, 5.875%, due 2029, callable after September 1, 2009	—	61,260
Solid waste disposal facility bonds, 4.70%, due 2036, callable after November 1, 2016	60,000	60,000
Solid waste disposal facility bonds, 5.25%, due 2037, mandatory tender on March 1, 2013	60,000	60,000
Cleco Katrina/Rita’s storm recovery bonds, 4.41%, due 2020	62,598	75,707
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	67,600	67,600
Total bonds	1,320,198	1,344,567
Other long-term debt
Barge lease obligations, ending December 31, 2017	11,350	17,538
Gross amount of long-term debt	1,331,548	1,362,105
Less: long-term debt due within one year	88,969	24,258
Less: lease obligations classified as long-term debt due within one year	2,171	1,841
Unamortized premium and discount, net	(8,150)	(8,950)
Total long-term debt, net	$1,232,258	$1,327,056

The amounts payable under long-term debt agreements for each year through 2017 and thereafter are as follows.

(THOUSANDS)
Amounts payable under long-term debt agreements
2013	$88,969
2014	$14,876
2015	$65,824
2016	$16,814
2017	$17,896
Thereafter	$1,115,819

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

At December 31, 2012 and 2011, Cleco Power had no outstanding short-term debt.
At December 31, 2012, Cleco Power’s long-term debt outstanding was $1.32 billion, of which $91.1 million was due within one year, compared to $1.35 billion outstanding at December 31, 2011, of which $26.1 million was due within one year. The long-term debt due within one year at December 31, 2012, represents $75.0 million in senior notes due May 1, 2013, and $14.0 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.1 million of capital lease payments.
For Cleco Power, long-term debt decreased $29.8 million from December 31, 2011, primarily due to redeeming $50.1 million of DeSoto Parish pollution control bonds in May 2012 and $13.1 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2012. Also contributing to the decrease was the redemption of $11.2 million of Rapides Parish pollution control bonds in January 2012 and a $6.2 million decrease in capital lease obligations. These decreases were partially offset by the issuance of $50.0 million senior unsecured notes in May 2012 and debt premium amortizations of $0.8 million.
The amounts payable under the capital lease agreements for each year through 2017 and thereafter are as follows.

(THOUSANDS)
Amounts payable under capital lease agreements
2013	$2,171
2014	$2,305
2015	$2,448
2016	$2,607
2017	$1,819

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

Interest Rate Derivatives

Treasury Rate Locks
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

The proceeds were used for general corporate purposes and for the repurchase of debt. On December 2, 2011, the pricing date of the notes, Cleco Power settled the treasury rate lock extension. At December 31, 2011, Cleco Power recorded $22.3 million in other comprehensive income and deferred $4.4 million in losses and ineffectiveness as a regulatory asset related to the settlement of the two treasury rate locks. During 2012, Cleco Power deferred an additional $2.4 million of losses and ineffectiveness related to the treasury rate locks as a regulatory asset.
As a result of management’s assessment that it is probable that the losses and ineffectiveness will be recovered through the rate-making process, Cleco Power will amortize the regulatory asset over the 30-year term of the related debt. The amount recorded in other comprehensive income, will also be amortized as interest expense over the 30-year term of the related debt issuance.

Forward Starting Interest Rate Swap
Also, on November 14, 2011, Cleco Power entered into a forward starting swap contract in order to mitigate the interest rate exposure on coupon payments related to a forecasted debt issuance. The notional amount of the forward starting swap is $50.0 million, with a pricing date of May 14, 2013, or the date of issuance of the debt, whichever is earlier. The forward starting swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging. The 3.05% swap was based on the 30-year treasury note yield as of November 14, 2011. At December 31, 2012, Cleco Power deferred $0.5 million of losses and ineffectiveness related to the forward starting swap contract as a regulatory asset.

Credit Facilities
At December 31, 2012, Cleco had two separate revolving credit facilities, one for Cleco Corporation and one for Cleco Power, with a maximum aggregate capacity of $550.0 million.
In October 2011, Cleco Corporation entered into a $250.0 million five-year revolving credit facility. The credit facility was set to mature on October 7, 2016, and provided for working capital and other needs. The borrowing costs are LIBOR plus 1.50% or ABR, plus facility fees of 0.25%. At December 31, 2012, Cleco Corporation had $25.0 million borrowings outstanding under its existing credit facility, leaving an available borrowing capacity of $225.0 million. The $25.0 million draws outstanding consisted of a $15.0 million draw and a $10.0 million draw. The $15.0 million draw matured and was renewed on January 17, 2013, and was subsequently repaid on February 4, 2013. The $10.0 million draw matured and was repaid on January 28, 2013. Under covenants contained in Cleco Corporation’s credit facility, Cleco is required to maintain total indebtedness equal to or less than 65% of total capitalization. At December 31, 2012, approximately $758.3 million of Cleco’s retained earnings was unrestricted. If Cleco Power defaults under the Cleco Power facility, then Cleco Corporation would be considered in default under the Cleco Corporation facility. At December 31, 2012, Cleco Corporation was in compliance with the covenants in its credit facility.
In October 2011, Cleco Power entered into a $300.0 million five-year revolving credit facility. The credit facility was set to mature on October 7, 2016, and provided for working capital and other needs. Cleco Power’s borrowing costs under this facility were equal to LIBOR plus 1.275%, or ABR, plus

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

facility fees of 0.225% and the borrowing capacity remained $300.0 million. At December 31, 2012, Cleco Power had no borrowings outstanding under its existing credit facility. Under covenants contained in Cleco Power’s credit facility, Cleco Power is required to maintain total indebtedness equal to or less than 65% of total capitalization. At December 31, 2012, approximately $623.7 million of Cleco Power’s member’s equity was unrestricted. At December 31, 2012, Cleco Power was in compliance with the covenants in its credit facility.

Note 7 — Common and Preferred Stock

Common Stock

Stock-Based Plan Descriptions and Share Information
At December 31, 2012 and 2011, Cleco had two stock-based compensation plans, the ESPP and the LTICP.

Employee Stock Purchase Plan
Regular, full-time, and part-time employees of Cleco Corporation and its participating subsidiaries, except officers, general managers, and employees who own 5% or more of Cleco Corporation's stock, may participate in the ESPP. An eligible employee elects to participate in the ESPP by entering into an option agreement with Cleco Corporation or its affiliate authorizing payroll deductions to purchase stock at a discounted rate. The amount of payroll deductions required by the plan are to be no less than $10 but no more than $350 each pay period. The payroll deductions are accumulated during a calendar quarter, which is referred to as the “offering period,” and remain as general assets of Cleco pending the purchase of common stock by the plan administrator. No trust or other fiduciary account has been established in connection with the ESPP. At the end of each offering period, payroll deductions are automatically applied to the purchase of common stock. Shares of common stock are purchased at a 5% discount of the fair market value as of the last trading day of each offering period. The number of shares of common stock purchased is determined by dividing each participant's payroll deductions during the offering period by the option price of a share of common stock. A participant may purchase a maximum of 62 shares per offering period. Dividends received on shares are automatically reinvested as required by the dividend reinvestment plan (DRIP) provisions of the ESPP.
A maximum of 734,000 shares of common stock may be purchased under the ESPP, subject to adjustment for changes in the capitalization of Cleco Corporation. The Compensation

Committee of Cleco Corporation's Board of Directors monitors the ESPP. The Compensation Committee and the Board of Directors possess the authority to amend the ESPP, but shareholder approval is required for any amendment that increases the number of shares covered by the ESPP. As of December 31, 2012, there were 418,527 shares of common stock available for purchase under the ESPP.

Long-Term Incentive Compensation Plan
Stock options, restricted stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalent units, and stock appreciation rights may be granted or awarded to certain officers, key employees, or directors of Cleco Corporation and its affiliates under the LTICP. On December 31, 2009, the 2000 LTICP expired and no further grants or awards were made under this plan. The grants and awards that had been made under the 2000 LTICP are to remain outstanding and in effect until exercised, matured, expired, or forfeited in accordance with their existing terms. At December 31, 2012, 46,180 shares of non-vested Cleco Corporation common stock remained outstanding under the 2000 LTICP. There were no stock options or common stock equivalent units outstanding under this plan at December 31, 2012.
With shareholder approval, the 2010 LTICP became effective January 1, 2010. Under this plan, a maximum of 2,250,000 shares of Cleco Corporation common stock can be granted or awarded. At December 31, 2012, there were 1,635,384 shares available for future grants or awards under the 2010 LTICP. Equity instruments awarded to employees and directors historically have come from issuing new shares of common stock; however, future awards may come from purchasing outstanding shares of common stock through Cleco Corporation's common stock repurchase program.

Stock Options
Stock options are granted at an exercise price calculated by averaging the high and low stock price on the grant date rounded to the nearest one-eighth. Stock options granted to directors are immediately exercisable and expire after 10 years. Stock options granted to officers and employees vest one-third each year beginning on the third anniversary of the grant date and expire after 10 years. There were no stock options granted in 2012, 2011, or 2010.
A summary of LTICP stock option activity during the year ended December 31, 2012, is presented in the following table.

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (THOUSANDS)
Outstanding at January 1, 2012	94,070	$21.12	14.92	$1,597
Exercised	(94,070)	$21.12		$1,765
Forfeited	—	$—
Outstanding at December 31, 2012	—	$—	—	$—
Exercisable at December 31, 2012	—	$—	—	$—

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $1.8 million, $0.5 million, and $1.1 million, respectively. Cash received from options exercised under all stock-based compensation plans for the years ended December 31, 2012, 2011, and 2010 was $2.0 million, $0.9 million, and $3.2 million, respectively. The associated tax benefit for options exercised for each of the years ended December 31, 2012, 2011, and 2010 was $0.7 million, $0.2 million, and $0.4 million, respectively. No cash was paid to settle equity instruments granted under the stock-based compensation plans for the years ended December 31, 2012, 2011, or 2010.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Non-Vested Stock and Common Stock Equivalent Units
In 2012, 2011, and 2010, Cleco granted non-vested stock to certain officers, key employees, and directors. In 2010, common stock equivalent units were granted to certain officers, and key employees. Because it can only be settled in shares of Cleco Corporation common stock, non-vested stock is classified as equity. Recipients of non-vested stock have full voting rights of a stockholder. At the time restrictions lapse, the accrued dividend equivalent units that are paid to the recipient are prorated based upon the percentage of vested stock to the total restricted stock awarded. Because they are settled in cash, awarded common stock equivalent units are classified as a liability. Recipients of common stock equivalent units receive dividend equivalent units under the same terms as the dividends paid on non-vested stock. In order to vest, both instruments require the satisfaction of a service requirement and a market-based requirement. Recipients of both types of instruments are eligible to receive opportunity instruments if certain market-based measures are exceeded.
Cleco also awards employees and directors non-vested stock with only a service period requirement. These awards require the satisfaction of a pre-determined service period in order for the shares to vest. At December 31, 2012, the number of target and opportunity restricted shares and common stock equivalent units previously awarded for which restrictions had not lapsed totaled 683,318. At December 31, 2012, the number of shares of non-vested stock previously granted with only a service period requirement for which the period had not ended was 127,376.
During 2012, Cleco granted 148,186 shares of non-vested stock to certain officers, key employees, and directors of Cleco pursuant to the LTICP. Of the total shares of non-vested stock granted during 2012, 137,175 shares were granted from new shares of common stock and 11,011 shares were granted through Cleco's common stock repurchase program. There were no common stock equivalent units granted in 2012 or 2011.
A summary of non-vested stock activity during the year ended December 31, 2012, is presented in the following table.

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE	UNITS	WEIGHTED-AVERAGE FAIR VALUE
	NON-VESTED STOCK		COMMON STOCK EQUIVALENT UNITS
Non-vested at January 1, 2012	370,731	$31.27	59,884	$42.22
Granted	148,186	$38.41	—	$—
Vested	(114,061)	$26.97	(52,986)	$42.22
Forfeited	(55,081)	$34.93	(6,898)	$42.22
Non-vested at December 31, 2012	349,775	$35.12	—	$—

The fair value of shares of non-vested stock granted in 2012, 2011, and 2010 under the LTICP is estimated on the date of grant and the common stock equivalent units granted in 2010 under the LTICP are marked-to-market using the Monte Carlo simulation model with the assumptions listed in the following table.

					AT DEC. 31,
		2012		2011		2010
	NON-VESTED STOCK	COMMON STOCK EQUIVALENT UNITS	NON-VESTED STOCK	COMMON STOCK EQUIVALENT UNITS	NON-VESTED STOCK	COMMON STOCK EQUIVALENT UNITS
Expected term (in years) (1)	3.0	—	3.0	—	3.0	3.0
Volatility of Cleco stock (2)	21.5%	—%	28.5%	—%	30.6%	28.6%
Correlation between Cleco stock volatility and peer group	66.0%	—%	63.2%	—%	60.6%	62.5%
Expected dividend yield	3.3%	—%	3.3%	—%	3.5%	3.9%
Weighted average fair value (Monte Carlo model)	$41.56	$—	$34.88	$—	$27.92	$32.81
(1) The expected term was based on the service period of the award.
(2) The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

The fair value of shares of non-vested stock which vested during the years ended December 31, 2012, 2011, and 2010 was $3.1 million, $4.0 million, and $2.4 million, respectively.

Stock-Based Compensation
During the years ended December 31, 2012, 2011, and 2010, Cleco did not modify any of the terms of outstanding awards. Cleco has recognized stock-based compensation expense for these provisions in accordance with the non-substantive vesting period approach.
Cleco recorded compensation expense for all non-vested options and non-vested stock during the years ended December 31, 2012, 2011, and 2010. Assuming achievement of vesting requirements is probable, stock-based compensation expense of non-vested stock is recorded during the service periods, which are generally three years, after which the restrictions lapse. All stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense in the income statement over the award's requisite service period. Awards that vest pro rata during the requisite service period that contain only a service condition are defined as having a graded vesting schedule and could be treated as multiple awards with separate vesting schedules. However, Cleco has elected to treat grants with graded vesting schedules as one award and recognize the related compensation expense on a straight-line basis over the requisite service period.
The ESPP does not contain optionality features beyond those listed by the authoritative guidance on stock-based compensation; therefore, Cleco is not required to recognize a

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

fair-value expense related to the ESPP.
Pre-tax compensation expense reported by Cleco and Cleco Power relating to their share-based compensation plans is shown in the following table:

	CLECO			CLECO POWER
		FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010	2012	2011	2010
Equity classification
Non-vested stock (1)	$4,429	$3,391	$2,276	$1,074	$678	$575
Stock options (1)	11	103	51	—	—	—
Total equity classification	$4,440	$3,494	$2,327	$1,074	$678	$575
Liability classification
Common stock equivalent units	$1,506	$3,509	$2,812	$609	$1,118	$1,271
Total pre-tax compensation expense	$5,946	$7,003	$5,139	$1,683	$1,796	$1,846
Tax benefit (excluding income tax gross-up)	$2,288	$2,695	$1,977	$648	$691	$710
(1) For each of the years ended December 31, 2012, 2011, and 2010, compensation expense included in Cleco’s Consolidated Statements of Income related to non-forfeitable dividends paid on non-vested stock that is not expected to vest and stock options was $0.1 million.

As required by the authoritative guidance on stock-based compensation, the amount of stock-based compensation capitalized in property, plant, and equipment on Cleco's consolidated balance sheets for the years ended December 31, 2012 and 2011, was $0.8 million and $1.0 million, respectively. The amount of stock-based compensation capitalized in property, plant, and equipment on Cleco Power's consolidated balance sheets for the years ended December 31, 2012 and 2011, was $0.6 million and $0.7 million, respectively.
As of December 31, 2012, there were 145,146 non-vested share-based compensation arrangements granted under the LTICP that are expected to vest over an average period of 1.6 years. The total unrecognized before-tax compensation cost was $4.9 million for non-vested stock-based compensation arrangements granted under the LTICP.

Common Stock Repurchase Program
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a new common stock repurchase program. This program authorizes management to repurchase, from time to time, shares of common stock so that Cleco’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010. Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements and other factors. Purchases under the program will not be announced in advance and may be made in the open market or through privately negotiated transactions. During 2012 and 2011, Cleco Corporation repurchased 200,000 shares and 400,000 shares of common stock, respectively.

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

Pension Plan and Other Benefits Plan
Most employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco.  Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. During 2012, Cleco made no discretionary or required contributions to the pension plan. During 2011, Cleco made $60.0 million in discretionary contributions to the pension plan, with $40.1 million designated for the 2010 plan year and the remaining $19.9 million designated for the 2011 plan year. In January 2013, Cleco Power made $34.0 million in discretionary contributions to the pension plan. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The employee pension plan and other benefits obligation plan assets and funded status at December 31, 2012 and 2011, are presented in the following table.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$361,986	$330,342	$42,680	$41,444
Service cost	8,312	8,390	1,461	1,532
Interest cost	18,254	17,629	2,239	1,818
Plan participants’ contributions	—	—	1,308	1,251
Actuarial loss	58,109	19,452	2,462	141
Expenses paid	(1,511)	(1,208)	—	—
Medicare D	—	—	—	206
Other adjustments (1)	—	—	—	452
Benefits paid	(13,581)	(12,619)	(4,581)	(4,164)
Benefit obligation at end of year	431,569	361,986	45,569	42,680
Change in plan assets
Fair value of plan assets at beginning of year	312,395	242,513	—	—
Actual return on plan assets	46,738	23,709	—	—
Employer contributions	—	60,000	—	—
Expenses paid	(1,511)	(1,208)	—	—
Benefits paid	(13,581)	(12,619)	—	—
Fair value of plan assets at end of year	344,041	312,395	—	—
Unfunded status	$(87,528)	$(49,591)	$(45,569)	$(42,680)
(1) During 2011, Cleco received $0.5 million for the Early Retiree Reinsurance Program.

The employee pension plan accumulated benefit obligation at December 31, 2012 and 2011, is presented in the following table.

	PENSION BENEFITS
(THOUSANDS)	2012	2011
Accumulated benefit obligation	$387,776	$330,193

The authoritative guidelines for compensation of retirement benefits require the disclosure of the net actuarial gains/losses, transition obligations/assets, and prior period service costs included in other comprehensive income as a result of being included as a component of net periodic benefit costs. The following table presents those items for the employee pension plan and other benefits plan at December 31, 2012 and 2011.

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2012	2011	2012	2011
Net actuarial loss occurring during year	$32,177	$20,389	$2,461	$141
Net actuarial loss amortized during year	$8,346	$5,556	$1,479	$1,010
Transition obligation amortized during year	$—	$—	$20	$20
Prior service (credit) amortized during year	$(71)	$(71)	$—	$(206)

The authoritative guidelines also require the disclosure of the net gains/losses, transition obligations/assets, and prior period service costs/credits in accumulated other comprehensive income that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2013. The following table presents those items for the employee pension plan and other benefits plans for December 31, 2013, 2012, and 2011.

		PENSION BENEFITS				OTHER BENEFITS
(THOUSANDS)	2013	2012	2011	2013		2012	2011
Net actuarial loss	$12,513	$157,017	$133,186	$1,176	(1)	$13,602	$12,620
Transition obligation	$—	$—	$—	$20		$35	$55
Prior service (credit)	$(71)	$(559)	$(630)	$—		$—	$—
(1) In 2013, Cleco received $194 thousand in Medicare Part D subsidies for the 2012 plan year, which will reduce the net actuarial loss for 2013.

The components of net periodic pension and other benefits costs for 2012, 2011, and 2010 are as follows.

		PENSION BENEFITS			OTHER BENEFITS
(THOUSANDS)	2012	2011	2010	2012	2011	2010
Components of periodic benefit costs
Service cost	$8,312	$8,390	$7,451	$1,461	$1,532	$1,511
Interest cost	18,254	17,629	17,145	2,239	1,818	1,965
Expected return on plan assets	(20,806)	(24,646)	(20,229)	—	—	—
Amortizations:
Transition obligation	—	—	—	20	20	20
Prior period service cost	(71)	(71)	(71)	—	(206)	(2,021)
Net loss	8,346	5,556	3,156	1,479	1,010	972
Net periodic benefit cost	$14,035	$6,858	$7,452	$5,199	$4,174	$2,447

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the years ended December 31, 2012, 2011, and 2010 was $2.2 million, $2.1 million, and $1.9 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. At December 31, 2012 and 2011, the current portion of the other benefits liability for Cleco was $3.1 million and $3.1 million, respectively. At December 31, 2012 and 2011, the current portion of the other benefits liability for Cleco Power was $2.9 million and $2.9 million, respectively. The expense related to other benefits reflected in Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010 was $4.5 million, $3.6 million, and $2.1 million, respectively. Cleco Power had no reduction of other benefits expense during 2012 and 2011 as a result of the Medicare Part D subsidy due to the PPACA eliminating the subsidies by 2013. Cleco Power’s allocated amount of the other benefit liability was $35.3 million and $33.2 million at December 31, 2012 and 2011, respectively.
In March 2010, the President signed the PPACA, a comprehensive health care law, which was upheld by the U.S. Supreme Court on June 28, 2012. While all provisions of the PPACA are not effective immediately, management does not expect the provisions to materially impact the Registrants’ retiree medical unfunded liability and related expenses. Management will continue to monitor this law and its possible impact on the Registrants.
In June 2010, the President signed into law a defined benefit pension funding relief bill. If the Registrants elect to take advantage of the funding relief, required pension contributions would be deferred for at least two years. After the deferral period, required pension contributions would sharply increase. A company electing to take the funding relief would be required to make contributions to the pension plan during the deferral period if it pays excess employee compensation, declares extraordinary dividends, or redeems company stock above certain thresholds. Currently, management does not intend to elect to take the funding relief.
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

	PENSION BENEFITS		OTHER BENEFITS
	2012	2011	2012	2011
Weighted-average assumptions used to determine the benefit obligation as of December 31:
Discount rate	4.19%	5.08%	3.54%	4.51%
Rate of compensation increase	3.334%	3.415%	N/A	N/A

		PENSION BENEFITS			OTHER BENEFITS
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine the net benefit cost (income) for the year ended December 31:
Discount rate	5.08%	5.43%	5.91%	4.51%	4.61%	5.29%
Expected return on plan assets	6.61%	7.80%	7.80%	N/A	N/A	N/A
Rate of compensation increase	3.373%	4.119%	4.265%	N/A	N/A	N/A

The expected return on plan assets was determined by examining the risk profile of each target category as compared to the expected return on that risk, within the parameters determined by the retirement committee. The result was also compared to the expected rate of return of other comparable plans. In assessing the risk as compared to return profile, historical returns as compared to risk was considered. The historical risk compared to returns was adjusted for the expected future long-term relationship between risk and return. The adjustment for the future risk compared to returns was, in part, subjective and not based on any measurable or observable events. For the calculation of the 2013 periodic expense, Cleco raised the expected long-term return on plan assets to 6.78%. This increase was caused by a slight shift to the upper target of international equity investments as allowed by the investment policy statement. The increase is expected to decrease expense by $0.6 million.
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

•	Level 1 – unadjusted quoted prices in active, liquid markets for the identical asset or liability,

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

•
Level 2 – quoted prices for similar assets and liabilities in active markets or other inputs that are observable for the asset or liability, including inputs that can be corroborated by observable market data, observable interest rate yield curves and volatilities, and

•	Level 3 – unobservable inputs based upon the entities own assumptions.

There have been no changes in the methodologies for determining fair value at December 31, 2012 and December 31, 2011. At December 31, 2012, the investments in common and preferred stock were transferred from Level 2 to Level 1 in the fair value hierarchy. The following tables disclose the pension plan’s fair value of financial assets measured on a recurring basis and within the scope of the authoritative guidance for fair value measurements and disclosures.

(THOUSANDS)		AT DEC. 31, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash and cash equivalents		$6,336	$—	$6,336	$—
Common stock		16,319	16,319	—	—
Preferred stock		379	379	—	—
Obligations of U.S. Government and U.S. Government Agencies		32,734	—	32,734	—
Mutual funds		25,042	25,042	—	—
Common/collective trust fund
Domestic equity		54,198	—	54,198	—
International equity		39,943	—	39,943	—
Real estate funds		17,341	—	—	17,341
Hedge fund-of-funds		2,587	—	—	2,587
Corporate debt		147,013	—	147,013	—
Total		$341,892	$41,740	$280,224	$19,928

	Interest accrual	2,149
	Total net assets	$344,041

(THOUSANDS)		AT DEC. 31, 2011		QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash and cash equivalents		$7,775		$—	$7,775	$—
Common stock		15,242		—	15,242	—
Preferred stock		291		—	291	—
Obligations of U.S. Government and U.S. Government Agencies		28,501		—	28,501	—
Mutual funds		9,144		9,144	—	—
Common/collective trust fund
Domestic equity		63,864		—	63,864	—
International equity		30,813		—	30,813	—
Real estate funds		16,349		—	—	16,349
Hedge fund-of-funds		2,892		—	—	2,892
Corporate debt		135,326		—	135,326	—
Total		$310,197		$9,144	$281,812	$19,241

	Interest accrual	2,198	—
	Total net assets	$312,395

Level 3 valuations are derived from other valuation methodologies including pricing models, discounted cash flow models, and similar techniques. Level 3 valuations incorporate subjective judgments and consider assumptions including capitalization rates, discounts rates, cash flows, and other factors that are not observable in the market.
The following is a reconciliation of the beginning and ending balances of the pension plan’s real estate funds and hedge fund-of-funds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

(THOUSANDS)	REAL ESTATE FUNDS	HEDGE FUND OF FUNDS	TOTAL
December 31, 2010	$14,568	$3,271	$17,839
Realized gain	—	17	17
Unrealized gain	1,454	77	1,531
Purchases	327		327
Sales	—	(473)	(473)
December 31, 2011	$16,349	$2,892	$19,241
Realized gain	—	2	2
Unrealized gain	734	130	864
Purchases	258	—	258
Sales	—	(437)	(437)
December 31, 2012	$17,341	$2,587	$19,928

The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. For 2012, the return on plan assets was 15.2% compared to an expected long-term return of 6.6%. The 2011 return on pension plan assets was 8.7% compared to an expected long-term return of 7.8%.
As of December 31, 2012, the pension plan held no shares of Cleco Corporation common stock. None of the plan participants’ future annual benefits is covered by insurance contracts. In December 2008, Cleco became aware that, through its hedge fund-of-funds manager, a portion of its pension plan assets were invested in the Madoff feeder fund investment, Ascot Fund Limited. In January 2009, Cleco Power elected to liquidate the holdings of the hedge fund-of-funds manager. At December 31, 2012, the fund had $2.6 million remaining to be liquidated. Proceeds from the hedge fund-of-funds manager will be reallocated to the plan’s other investment managers.

Pension Plan Investment Objectives
Cleco Corporation’s retirement committee has established investment performance objectives of the pension plan assets. Over a three- to five-year period, the objectives are for the pension plan’s annualized total return to:

•	Exceed the assumed rate of return on plan assets, and

•
Exceed the annualized total return of a customized index consisting of a mixture of Standard & Poor’s 500 Index; Russell 2500 Index, Morgan Stanley Capital International Europe, Australia, Far East Index; Morgan Stanley Capital International Emerging Markets Index, Barclays Capital Long Credit Index, Barclays Capital Long Government/Credit Index,

National Council of Real Estate Investment Fiduciaries Index, and U.S. Treasury Bills plus 5%.

In order to meet the objectives and to control risk, the retirement committee has established guidelines that the investment managers must follow.

Domestic Equity Portfolios

•	Equity holdings of a single company must not exceed 10% of the manager’s portfolio.

•	A minimum of 25 stocks should be owned.

•	Equity holdings in a single sector should not exceed the lesser of three times the sector’s weighting in the Standard & Poor’s 500 Index or 35% of the portfolio.

•	Equity holdings should represent at least 90% of the portfolio.

•	Marketable common stocks, preferred stocks convertible into common stocks, and fixed income securities convertible into common stocks are the only permissible equity investments.

•	Securities in foreign entities denominated in U.S. dollars are limited to 10%. Securities denominated in currencies other than U.S. dollars are not permitted.

•	The purchase of securities on margin and short sales is prohibited.

International Equity Portfolios

Developed Markets

•	Equity holdings of a single company should not exceed 5% of the manager’s portfolio.

•	A minimum of 30 stocks should be owned.

•	Equity holdings in a single sector should not exceed 35%.

•
A minimum of 50% of the countries within the MSCI EAFE Index should be represented within the portfolio. The allocation to an individual country should not exceed the lesser of 30% or 5 times the country’s weighting within the MSCI EAFE Index.

•	Currency hedging decisions are at the discretion of the investment manager.

Emerging Markets

•	Equity holdings in any single company should not exceed 10% of the manager’s portfolio.

•	A minimum of 30 individual stocks should be owned.

•	Equity holdings of a single industry should not exceed 25%.

•	Equity investments must represent at least 75% of the manager’s portfolio.

•	A minimum of three countries should be represented within the manager’s portfolio.

•	Illiquid securities which are not readily marketable may represent no more than 10% of the manager’s portfolio.

•	Currency hedging decisions are at the discretion of the investment manager.

Fixed Income Portfolio - Long Government/Credit

•
Only U.S. Dollar denominated assets permitted, including U.S. government and agency securities, corporate securities, structured securities, other interest bearing securities, and short-term investments.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

•	At least 85% of the debt securities should be investment grade securities (BBB- by Standard & Poor’s or Baa3 by Moody’s) or higher.

•	Debt holdings of a single issue or issuer must not exceed 5% of the manager’s portfolio.

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

•	At least 90% of securities must be U.S. Dollar denominated.

•	At least 70% of the securities must be investment-grade credit.

•	Maximum position size of 5% or A rated securities and 3% for BBB rated securities.

Real Estate Portfolios

•	Real estate funds should be invested primarily in direct equity positions, with debt and other investments representing less than 25% of the fund.

•	Leverage should be no more than 70% of the market value of the fund.

•	Investments should be focused on existing income-producing properties, with land and development properties representing less than 40% of the fund.

Hedge Fund-of-Funds

•	The fund should be invested in a minimum of 20 individual partnerships.

•	No individual partnership should exceed 10% of the fund-of-funds.

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

During 2011, the retirement committee changed the pension plan’s investment policy to create a liability hedging portfolio based on the plan’s funded ratio. The following chart shows the resulting dynamic asset allocation based on the funded ratio at December 31, 2012:

	PERCENT OF TOTAL PLAN ASSETS*
	MINIMUM	TARGET	MAXIMUM
Return-seeking
Domestic equity		21%
International equity		18%
Real estate		8%
Hedge fund-of-funds		2%
Total return-seeking	43%	49%	53%
Liability hedging
Fixed income- long government/credit		17%
Fixed income - long credit		36%
Total liability hedging	47%	53%	57%
*Minimums and maximums within subcategories not intended to equal total for category.
The estimated impact of future Medicare subsidies did not reduce the January 1, 2012 accumulated postretirement benefit obligation. The estimated impact of future Medicare subsidies reduced the January 1, 2011 accumulated postretirement benefit obligation by $0.4 million. The reduction in other benefit costs for the years ended December 31, 2012 and 2011, are presented in the following table.

	AT DECEMBER 31,
(THOUSANDS)	2012	2011
Components of other benefit costs:
(Increase) reduction in interest cost	$(8)	$(24)
Reduction in net loss amortization	199	195
Reduction in prior period service cost amortization	—	50
Reduction in net other benefit cost	$191	$221

The assumed health care cost trend rates used to measure the expected cost of other benefits was 8.0% in 2013. For 2012 and 2011, the rate used was 9.0%. The rate declines to 5.0% by 2031 and remains at 5.0% thereafter. Assumed health care cost trend rates have a significant effect on the amount reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on other benefits.

	ONE-PERCENTAGE POINT
(THOUSANDS)	INCREASE	DECREASE
Effect on total of service and interest cost components	$14	$(34)
Effect on postretirement benefit obligation	$318	$(670)

The projected benefit payments and projected receipts pursuant to Medicare Part D subsidy, the employee pension plan, and other benefits obligation plan for each year through 2017 and the next five years thereafter are listed in the following table.

(THOUSANDS)	PENSION BENEFITS	OTHER BENEFITS, GROSS	MEDICARE D, RECEIPTS
2013	$14,905	$3,060	$194
2014	$15,742	$3,279	$—
2015	$16,570	$3,496	$—
2016	$17,562	$3,680	$—
2017	$18,695	$3,821	$—
Next five years	$112,906	$19,863	$—

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

SERP
Certain Cleco executive officers are covered by the SERP. The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan.  Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP payments. However, since SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired. No contributions to the SERP were made during the three-year period ended December 31, 2012. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The SERP’s funded status at December 31, 2012 and 2011, is presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$46,264	$42,160
Service cost	1,487	1,566
Interest cost	2,526	2,105
Actuarial loss	11,651	2,529
Benefits paid	(2,506)	(2,096)
Benefit obligation at end of year	$59,422	$46,264

The SERP’s accumulated benefit obligation at December 31, 2012 and 2011, is presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2012	2011
Accumulated benefit obligation	$53,350	$42,410

The authoritative guidelines on compensation for retirement benefits require the disclosure of the net actuarial gains/losses, transition obligations/assets, and prior period service costs included in other comprehensive income as a result of being amortized as a component of net periodic benefit costs. The following table presents those items for the SERP at December 31, 2012 and 2011.

	SERP BENEFITS
(THOUSANDS)	2012	2011
Net actuarial loss occurring during year	$11,651	$2,529
Net actuarial loss amortized during year	$1,764	$940
Prior service cost amortized during year	$54	$54

The authoritative guidelines on compensation for retirement benefits also require the disclosure of the net gains/losses, transition obligations/assets, and prior period service costs/credit in accumulated other comprehensive income that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2013. The following table presents those items for SERP for December 31, 2013, 2012, and 2011.

		SERP BENEFITS
(THOUSANDS)	2013	2012	2011
Net actuarial loss	$2,155	$25,444	$15,588
Prior service cost	$54	$280	$334

The components of the net SERP cost for 2012, 2011, and 2010 are as follows.

		SERP BENEFITS
(THOUSANDS)	2012	2011	2010
Components of periodic benefit costs:
Service cost	$1,487	$1,566	$1,531
Interest cost	2,526	2,105	2,122
Amortizations:
Prior period service cost	54	54	54
Net loss	1,764	940	924
Net periodic benefit cost	$5,831	$4,665	$4,631

The measurement date used to determine the SERP benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows.

	SERP
	2012	2011
Weighted-average assumptions used to determine the benefit obligation as of December 31:
Discount rate	4.17%	4.99%
Rate of compensation increase	5.00%	5.00%

		SERP
	2012	2011	2010
Weighted-average assumptions used to determine the net benefit cost (income) for the year ended December 31:
Discount rate	4.99%	5.26%	5.78%
Rate of compensation increase	5.00%	5.00%	5.00%

Liabilities relating to the SERP are reported on the individual subsidiaries’ financial statements. At December 31, 2012 and 2011, the current portion of the SERP liability for Cleco was $2.5 million and $2.2 million, respectively. At December 31, 2012 and 2011, the current portion of the SERP liability for Cleco Power was $0.8 million and $0.8 million, respectively. The expense related to the SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010 was $1.5 million, $1.1 million, and $1.2 million, respectively. Cleco Power’s allocated amount of the SERP liability was $18.4 million and $15.0 million at December 31, 2012 and 2011, respectively.
The projected benefit payments for the SERP for each year through 2017 and the next five years thereafter are shown in the following table.

(THOUSANDS)	2013	2014	2015	2016	2017	NEXT FIVE YEARS
SERP	$2,503	$2,531	$2,774	$2,997	$3,078	$18,279
401(k)
Most employees are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, Cleco makes matching contributions and funds dividend reinvestments with cash. Cleco’s 401(k) Plan expense for the years ended December 31, 2012, 2011, and 2010 is as follows:

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
401(k) Plan expense	$4,375	$3,917	$3,709

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries was $1.0 million, $0.9 million, and $0.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 9 — Income Taxes

Cleco
For the years ended December 31, 2012 and 2011, income tax expense was lower than the amount computed by applying the statutory federal rate to income before tax. For the year ended December 31, 2010, income tax expense was higher than the amount computed by applying the statutory federal rate to income before tax. The differences are as follows.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT FOR %)	2012	2011	2010
Income before tax	$228,975	$298,745	$397,889
Statutory rate	35.0%	35.0%	35.0%
Tax at federal statutory rate	$80,141	$104,561	$139,261
Increase (decrease):
Plant differences, including AFUDC flowthrough	(1,222)	(1,758)	(7,757)
Amortization of investment tax credits	(1,180)	(1,238)	(1,285)
State income taxes	(218)	2,155	11,897
Tax settlement	—	10,782	—
New Markets Tax Credits	(9,261)	(4,697)	—
Other	(2,933)	(6,908)	382
Total taxes	$65,327	$102,897	$142,498
Effective Rate	28.5%	34.4%	35.8%

Information about current and deferred income tax expense is as follows.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
Current federal income tax expense	$47,768	$77,659	$75,337
Deferred federal income tax expense	21,724	26,577	56,047
Amortization of accumulated deferred investment tax credits	(1,180)	(1,238)	(1,285)
Total federal income tax expense	$68,312	$102,998	$130,099
Current state income tax (benefit) expense	(1,192)	2,857	13,572
Deferred state income tax benefit	(1,793)	(2,958)	(1,173)
Total state income tax (benefit) expense	$(2,985)	$(101)	$12,399
Total federal and state income tax expense	$65,327	$102,897	$142,498
Items charged or credited directly to shareholders’ equity
Federal deferred	(2,386)	(8,908)	2,210
State deferred	(385)	(1,439)	357
Total tax expense (benefit) from items charged directly to shareholders’ equity	$(2,771)	$(10,347)	$2,567
Total federal and state income tax expense	$62,556	$92,550	$145,065

The $7.6 million change in total tax benefit from items charged directly to shareholders’ equity in 2012 compared to 2011 was primarily due to the tax effect of other post-employment benefit adjustments booked to accumulated other comprehensive income and interest rate derivatives.
Cleco recognizes the amortization of the NMTC Fund investment and the related interest on the liability as a component of current tax expense. The amount of amortization and interest recognized in 2012, 2011, and 2010 was $38.6 million, $27.5 million, and $44.1 million, respectively.
The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2012 and 2011 was comprised of the following.

	AT DEC. 31,
(THOUSANDS)	2012	2011
Depreciation and property basis differences	$(822,831)	$(594,135)
Net operating loss carryforward	139,036	18,542
New Markets Tax Credits	82,584	36,398
Fuel costs	(9,400)	(6,135)
Deferred carrying charges	1,369	11,327
SERP – other comprehensive income	19,392	16,621
Regulated operations regulatory liability, net	(75,046)	(83,965)
Postretirement benefits other than pension	(2,275)	(9,486)
Other	(16,468)	(9,844)
Accumulated deferred federal and state income taxes	$(683,639)	$(620,677)

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of December 31, 2012, Cleco had a deferred tax asset resulting from New Markets Tax Credit carryforwards of $78.8 million. If the New Markets Tax Credit carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to New Markets Tax Credit carryforwards will be realized; therefore, no valuation allowance has been recorded.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Net Operating Losses
Cleco Corporation filed its 2011 federal income tax return and recorded a $477.7 million increase to its net operating loss carryforward in 2012. The increase was primarily related to a tax accounting method change for bonus depreciation associated with Madison Unit 3. On July 3, 2012, Cleco and Cleco Power filed a PLR request with the IRS in order to determine the appropriateness and timing of the special allowance for depreciation for Madison Unit 3. On December 28, 2012, Cleco received a favorable PLR from the IRS, consistent with the request allowing for the additional first year depreciation deduction in the amount of $411.0 million as reflected on Cleco Corporation’s 2011 federal income tax return. Cleco considers it more likely than not that these income tax losses generated on the 2011 income tax return will be utilized to reduce future income taxes and Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Cleco Power
Income tax expense is lower than the amount computed by applying the statutory rate to income before tax, as follows.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT FOR %)	2012	2011	2010
Income before tax	$214,981	$212,244	$222,512
Statutory rate	35.0%	35.0%	35.0%
Tax at federal statutory rate	$75,243	$74,285	$77,879
Increase (decrease):
Plant differences, including AFUDC flowthrough	(1,222)	(1,758)	(7,757)
Amortization of investment tax credits	(1,180)	(1,238)	(1,285)
State income taxes	(705)	(853)	5,798
Other	(4,003)	(1,027)	472
Total tax expense	$68,133	$69,409	$75,107
Effective Rate	31.7%	32.7%	33.8%

Information about current and deferred income tax expense is as follows.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
Current federal income tax expense	$13,008	$23,347	$35,132
Deferred federal income tax expense	59,008	47,763	40,237
Amortization of accumulated deferred investment tax credits	(1,180)	(1,238)	(1,285)
Total federal income tax expense	$70,836	$69,872	$74,084
Current state income tax (benefit) expense	(1,060)	1,691	6,704
Deferred state income tax benefit	(1,643)	(2,154)	(5,681)
Total state income tax (benefit) expense	$(2,703)	$(463)	$1,023
Total federal and state income taxes	$68,133	$69,409	$75,107
Items charged or credited directly to shareholders’ equity
Federal deferred	20	(8,580)	2,532
State deferred	3	(1,386)	409
Total tax expense (benefit) from items charged directly to shareholders’ equity	$23	$(9,966)	$2,941
Total federal and state income tax expense	$68,156	$59,443	$78,048

The $10.0 million change in total tax benefit from items charged directly to shareholders’ equity in 2012 compared to 2011 was primarily due to the tax effect of other post-

employment benefit adjustments booked to accumulated other comprehensive income and interest rate derivatives.
The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2012 and 2011, was comprised of the following.

	AT DEC. 31,
(THOUSANDS)	2012	2011
Depreciation and property basis differences	$(804,133)	$(592,634)
Net operating loss carryforward	127,742	16,390
Fuel costs	(9,389)	(6,125)
Deferred carrying charges	1,369	11,327
SERP - other comprehensive income	11,961	11,984
Regulated operations regulatory liability, net	(75,046)	(83,965)
Postretirement benefits other than pension	(13,442)	(22,461)
Other	2,455	9,478
Accumulated deferred federal and state income taxes	$(758,483)	$(656,006)

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Net Operating Losses
Cleco Corporation filed its 2011 federal income tax return and recorded a $477.7 million increase to its net operating loss carryforward in 2012. The increase was primarily related to a tax accounting method change for bonus depreciation associated with Madison Unit 3. On July 3, 2012, Cleco and Cleco Power filed a PLR request with the IRS in order to determine the appropriateness and timing of the special allowance for depreciation for Madison Unit 3. On December 28, 2012, Cleco received a favorable PLR from the IRS, consistent with the request allowing for the additional first year depreciation deduction in the amount of $411.0 million as reflected on Cleco Corporation’s 2011 federal income tax return.Cleco Power considers it more likely than not that these income tax losses generated on the 2011 income tax return will be utilized to reduce future income taxes and Cleco Power expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. The total amounts of uncertain tax positions and related interest payable and interest expense, as reflected on Cleco Corporation and Cleco Power’s Consolidated Balance Sheets and Statements of Income, are shown in the following tables:

	AT DEC. 31,
(THOUSANDS)	2012	2011
Interest payable
Cleco Corporation	$1,420	$13,843
Cleco Power	$3,358	$17,327

The interest payable reflects the amount of interest anticipated to be paid to taxing authorities. These amounts do not included any offset for amounts that may be recovered from customers under existing rate orders. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders at December 31, 2012 and

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

December 31, 2011, are $6.2 million and $9.3 million, respectively.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
Interest charges
Cleco Corporation	$(9,223)	$(27,175)	$3,930
Cleco Power	$(11,648)	$2,116	$(5,448)

The interest charges reflect the amount of interest anticipated to be paid to taxing authorities. These amounts do not include any offset for the amounts that may be recovered from customers under existing rate orders. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders at December 31, 2012 and December 31, 2011, are $3.0 million and $1.4 million, respectively.
The total liability for unrecognized tax benefits for Cleco and Cleco Power at December 31, 2012, 2011, and 2010 is shown in the following table:

Cleco
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at January 1, 2010	$129,235
Reduction for tax positions of current period	(5,738)
Additions for tax positions of prior years	511
Reduction for tax positions of prior years	(6,146)
Reduction for settlement with tax authority	(15,077)
Reduction for lapse of statute of limitations	—
Balance at December 31, 2010	$102,785
Reduction for tax positions of current period	(4,129)
Additions for tax positions of prior years	11,031
Reduction for tax positions of prior years	(8,670)
Reduction for settlement with tax authority	(44,782)
Reduction for lapse of statute of limitations	—
Balance at December 31, 2011	$56,235
Reduction for tax positions of current period	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—
Reduction for settlement with tax authority	(53,109)
Reduction for lapse of statute of limitations	—
Balance at December 31, 2012	$3,126

Cleco Power
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at January 1, 2010	$84,360
Reduction for tax positions of current period	(2,202)
Additions for tax positions of prior years	3
Reduction for tax positions of prior years	(6,109)
Reduction for settlement with tax authority	(15,077)
Reduction for lapse of statute of limitations	—
Balance at December 31, 2010	$60,975
Reduction for tax positions of current period	(4,018)
Additions for tax positions of prior years	4,271
Reduction for tax positions of prior years	(8,670)
Reduction for settlement with tax authority	—
Reduction for lapse of statute of limitations	—
Balance at December 31, 2011	$52,558
Reduction for tax positions of current period	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—
Reduction for settlement with tax authority	(52,310)
Reduction for lapse of statute of limitations	—
Balance at December 31, 2012	$248

The federal income tax years that remain subject to examination by the IRS are 2004 through 2011. The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2002 through 2011. In December 2010, Cleco deposited $52.2 million with the IRS associated with the years currently under audit. In February 2011, Cleco deposited an additional $8.2 million with the IRS associated with the years currently under audit, which reduced income taxes payable. At December 31, 2012, Cleco had $60.4 million deposited with the IRS, of which Cleco received a refund of tax and interest in January 2013 from the IRS of $42.3 million relating to tax years 2001 through 2008.
Cleco is currently under audit by the IRS for the years 2004 through 2009. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2012, could decrease by a maximum of $0.6 million for Cleco and the balance for Cleco Power would be unchanged in the next 12 months as a result of reaching a settlement with the IRS and state tax authorities. The settlements could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
Cleco classifies income tax penalties as a component of other expenses. During 2012, 2011, and 2010, the amount of penalties recognized was immaterial.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

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

SEGMENT INFORMATION
2012 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$944,169	$—	$—	$—	$944,169
Tolling operations	—	25,559	—	(25,559)	—
Other operations	48,156	3	1,998	1	50,158
Electric customer credits	(630)	—	—	—	(630)
Affiliate revenue	1,372	—	52,063	(53,435)	—
Operating revenue, net	$993,067	$25,562	$54,061	$(78,993)	$993,697
Depreciation	$125,486	$6,006	$916	$(1)	$132,407
Interest charges	$80,502	$770	$2,269	$615	$84,156
Interest income	$333	$—	$(602)	$615	$346
Federal and state income tax expense (benefit)	$68,133	$6,404	$(9,210)	$—	$65,327
Segment profit	$146,848	$9,155	$7,645	$—	$163,648
Additions to long-lived assets	$222,104	$8,759	$1,861	$—	$232,724
Equity investment in investees	$14,532	$—	$8	$—	$14,540
Total segment assets	$3,871,729	$215,342	$201,678	$(141,400)	$4,147,349

2011 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$1,051,956	$—	$—	$—	$1,051,956
Tolling operations	—	19,004	—	—	19,004
Other operations	50,948	9	2,011	(6)	52,962
Electric customer credits	(6,811)	—	—	—	(6,811)
Affiliate revenue	1,389	45	53,068	(54,300)	202
Operating revenue, net	$1,097,482	$19,058	$55,079	$(54,306)	$1,117,313
Depreciation	$115,634	$5,872	$1,072	$—	$122,578
Interest charges	$97,090	$(28,996)	$2,405	$159	$70,658
Interest income	$630	$25	$77	$159	$891
Equity income from investees, before tax	$—	$62,053	$(3)	$—	$62,050
Federal and state income tax expense (benefit)	$69,409	$44,637	$(11,149)	$—	$102,897
Segment profit (1)	$142,835	$42,792	$10,221	$—	$195,848
Additions to long-lived assets	$201,980	$8,437	$1,278	$—	$211,695
Equity investment in investees	$14,532	$—	$8	$—	$14,540
Total segment assets	$3,726,471	$233,891	$201,074	$(111,234)	$4,050,202
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$195,848
	Unallocated items:
	Preferred dividends requirements			26
	Preferred stock redemption costs			112
	Net income applicable to common stock			$195,710

2010 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$1,086,102	$—	$—	$—	$1,086,102
Tolling operations	—	26,067	—	—	26,067
Other operations	42,578	3	1,959	(11)	44,529
Electric customer credits	(9,596)	—	—	—	(9,596)
Affiliate revenue	1,371	960	47,924	(48,691)	1,564
Operating revenue, net	$1,120,455	$27,030	$49,883	$(48,702)	$1,148,666
Depreciation	$107,966	$5,779	$838	$1	$114,584
Interest charges	$78,731	$7,140	$10,551	$(646)	$95,776
Interest income	$379	$—	$675	$(645)	$409
Equity income from investees, before tax	$—	$38,848	$1	$—	$38,849
Gain on toll settlement	$—	$148,402	$—	$—	$148,402
Federal and state income tax expense (benefit)	$75,107	$71,255	$(3,864)	$—	$142,498
Segment profit (loss)(1)	$147,405	$114,467	$(6,480)	$(1)	$255,391
Additions to long-lived assets	$449,052	$2,113	$2,056	$—	$453,221
Equity investment in investees	$13,073	$73,648	$11	$—	$86,732
Total segment assets	$3,795,227	$316,166	$401,663	$(351,626)	$4,161,430
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$255,391
	Unallocated items:
	Preferred dividends requirements			46
	Net income applicable to common stock			$255,345

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and is viewed as one unit by management. Discrete financial reports are prepared only at the company level. This approach is consistent with the standards applicable to segment reporting as defined by the authoritative guidance on segment reporting.

Note 11 — Electric Customer Credits
The current amount of Cleco Power’s annual retail earnings is subject to the terms of an FRP established by the LPSC effective February 12, 2010. The 2010 FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30. Cleco Power anticipates requesting an extension of its current FRP in a second quarter 2013 filing with the LPSC.
On October 31, 2011, Cleco Power filed its report for the 12 months ended June 30, 2011, which indicated that $5.1 million was due to be returned to customers. On July 18, 2012, the LPSC approved the monitoring report for the 12 months ended June 30, 2011. Cleco Power issued refunds for this filing on customers’ bills during the third quarter of 2012. On October 31, 2012, Cleco Power filed its report for the 12 months ended June 30, 2012. As of December 31, 2012, Cleco Power had accrued $1.7 million to be returned to customers based on the results for the 12-month period ended June 30, 2012. The ultimate amount of any customer refund is subject to LPSC approval. The accrual for estimated electric customer credits reflected on Cleco Corporation and Cleco Power’s Consolidated Balance Sheets at December 31, 2012 and 2011, was $4.2 million and $7.3 million, respectively.

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

Consolidated VIEs

Acadia
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire Acadia Unit 2. On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana for $298.8 million. Following the disposition, Acadia no longer owns any materials and supply inventory, property, plant, and equipment, or land. Following the transaction, ongoing operations at Acadia are minimal, relating only to settling accounts receivable, accounts payable, and servicing indemnifications Cleco assumed in the transaction. In conjunction with the transaction, APH received 100% ownership in Acadia in exchange for its 50% interest in Cajun, and Acadia became a consolidated subsidiary of APH. For more information on the Acadia Unit 2 transaction, see Note 18 — “Acadia Transactions — Acadia Unit 2.”
The following tables contain summarized financial information for Cajun through the disposition of Acadia Unit 2.

(THOUSANDS)	AT DEC. 31, 2010
Current assets	$7,133
Property, plant, and equipment, net	203,793
Total assets	$210,926
Current liabilities	$1,950
Other liabilities	9,429
Partners’ capital	199,547
Total liabilities and partners’ capital	$210,926

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2011*
Operating revenue	$5,227
Operating expenses	5,914
Gain on sale of assets	71,422
Other income	929
Income before taxes	$71,664
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
Prior to the reconsolidation, income tax expenses related to Cajun were recorded on APH’s financial statements. For the four months ended April 30, 2011, income taxes related to Cajun recorded on APH’s financial statements were $24.0 million. For the year ended December 31, 2010, tax expenses recorded on APH’s financial statements were $14.7 million.
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

Equity Method VIEs

Equity investment in investees at December 31, 2012, primarily represented Cleco Power’s $14.5 million investment in Oxbow. Equity investments which are less than 100% owned by Cleco Innovations LLC represented less than $0.1 million of the total balance.
The following table presents the equity income (loss) from each investment accounted for using the equity method.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
Cajun	$—	$62,053	$38,848
Subsidiaries less than 100% owned by Innovations LLC	—	(3)	1
Total equity income	$—	$62,050	$38,849

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco’s current assessment of its maximum exposure to loss related to Oxbow at December 31, 2012, consisted of its equity investment of $14.5 million. The following table presents the components of Cleco Power’s equity investment in Oxbow.

	AT DEC. 31,
INCEPTION TO DATE (THOUSANDS)	2012	2011
Purchase price	$12,873	$12,873
Cash contributions	1,659	1,659
Total equity investment in investee	$14,532	$14,532

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

	AT DEC. 31,
(THOUSANDS)	2012	2011
Oxbow’s net assets/liabilities	$29,065	$29,065
Cleco Power’s 50% equity	$14,532	$14,532
Cleco’s maximum exposure to loss	$14,532	$14,532

The following tables contain summarized financial information for Oxbow.

	AT DEC. 31,
(THOUSANDS)	2012	2011
Current assets	$1,814	$1,711
Property, plant, and equipment, net	23,029	23,339
Other assets	4,248	4,128
Total assets	$29,091	$29,178
Current liabilities	$26	$40
Other liabilities	—	73
Partners’ capital	29,065	29,065
Total liabilities and partners’ capital	$29,091	$29,178

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
Operating revenue	$1,126	$1,781	$931
Operating expenses	1,126	1,781	931
Income before taxes	$—	$—	$—

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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

		YEAR ENDING DEC. 31,
(THOUSANDS)	CLECO	CLECO POWER	TOTAL
2013	$10	$9,333	$9,343
2014	4	9,977	9,981
2015	—	9,909	9,909
2016	—	9,575	9,575
2017	—	11,427	11,427
Thereafter	—	3,757	3,757
Total operating lease payments	$14	$53,978	$53,992

Cleco Power has vehicle leases with two vendors. The leases with the first vendor have terms that vary from five to ten years. The leases can be extended on a month-by-month basis at the end of the term. The lease payments are fixed amounts for the term of the lease. These leases include distribution line construction and maintenance vehicles. Most of these leases are considered operating leases, whereby Cleco returns the vehicle to the vendor at the end of the lease with no further obligation (assuming certain turn-in provisions are met). However, five of the leases are TRAC (terminal rent adjustment clause) leases whereby the vendor is guaranteed a certain residual value at lease-end. For each of the years ended December 31, 2012, 2011, and 2010, lease expense of $1.0 million was recognized.
The leases with the second vendor vary in term from five to seven years. The lease payments are fixed amounts for the term of the lease, based on a percentage of acquisition cost. These leases include distribution line construction and maintenance vehicles, as well as vehicles used throughout the company in generation, distribution, and transmission. These leases are TRAC leases, with a specific residual value guaranteed to the vendor. For the years ended December 31, 2012, 2011, and 2010, operating lease expense of $0.4 million, $0.4 million, and $0.2 million was recognized, respectively.
The operating leases for office and operating facilities and office equipment have lease terms from one to five years. For each of the years ended December 31, 2012, 2011, and 2010, operating lease expense of less than $0.1 million was recognized.
The railcar leases are divided into two groups. The first group has 120 railcars, and the lease expires on March 31, 2021. The second group has 121 railcars, and the lease expires on March 31, 2017. Cleco Power pays a monthly rental fee per car. For each of the years ended December 31, 2012, 2011, and 2010, operating lease expense of $1.1 million was recognized. The railcar leases do not contain contingent rent payments. For more information regarding operating leases, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — CBL Capital Corporation.”

Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute). CERCLA establishes several classes of PRPs for a contaminated site, and imposes strict, joint and several liability on those PRPs for the cost of response to the contamination. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at an area known as the Devil’s Swamp Lake site just northwest of Baton Rouge, Louisiana. The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site. The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site, but no final determination has been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to PRP’s Clean Harbors, Inc. and Baton Rouge Disposal to Conduct an RI/FS on December 3, 2009. The Tier 1 and Tier 2 parts of the study were complete as of June 25, 2012. Currently, the study/remedy selection task continues. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the facility site, if any, may be and whether or not this will have a material adverse effect on the Registrants’ results of operations, financial condition, or cash flows.

Discrimination Complaints
In December 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race. Each is seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs seek monetary compensation exceeding $35.0 million. In July 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race. The additional plaintiff seeks compensation of no less than $2.5 million and became the 13th plaintiff. In April 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the 13 cases with prejudice. In September 2011, the Court ruled on Cleco’s summary judgment motions. The judge granted and denied the motions in part, with the end result that 11 out of 12 of the remaining plaintiffs have at least one claim remaining. The Court has severed the cases of the 11 remaining plaintiffs for further proceedings, and, if necessary, the trial. Additional depositions were completed in February 2012, and Cleco filed a summary judgment motion in each of the remaining 11 cases in March 2012. Each of such motions was fully briefed and submitted for decision by May 2012. On February 12, 2013, the court ruled on the second motion for summary judgment in one of the eleven cases and such case was dismissed with prejudice. None of the remaining ten cases has been set for trial.
On July 31, 2012, nine plaintiffs in the pending discrimination suits described above filed a new lawsuit in the same federal court in Shreveport alleging that Cleco and its Chief Executive Officer retaliated against them for pursuing their discrimination claims by directly writing them an offer of settlement that contained allegedly intimidating threats. The nine plaintiffs consist of six current employees and three former employees. The plaintiffs filed an amended complaint on August 29, 2012, stating that such settlement letters were delivered to legal counsel for each of the plaintiffs and not directly to the plaintiffs. On September 6, 2012, Cleco filed a

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

motion to dismiss the lawsuit. On November 19, 2012, the U.S. Magistrate recommended that Cleco’s motion be granted and that the lawsuit be dismissed with prejudice. On January 23, 2013, the motion to dismiss was granted and the retaliation claims were dismissed with prejudice.

City of Opelousas
In March 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, on behalf of three Cleco Power customers in Opelousas, Louisiana.  The complaint alleges that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers.  The plaintiffs claim that Cleco Power owes customers in Opelousas more than $30.0 million as a result of the alleged overcharges. The plaintiffs allege that Cleco Power should have established, solely for customers in Opelousas, retail rates that are separate and distinct from the retail rates that apply to other customers of Cleco Power and that Cleco Power should not collect from customers in Opelousas the storm surcharge approved by the LPSC following hurricanes Katrina and Rita. Cleco Power currently operates in Opelousas pursuant to a franchise granted to Cleco Power by the City of Opelousas in 1986 and an operating and franchise agreement dated May 14, 1991, pursuant to which Cleco Power operates its own electric facilities and leases and operates electric facilities owned by the City of Opelousas. In April 2010, Cleco Power filed a petition with the LPSC appealing to its expertise in declaring that the ratepayers of Opelousas have been properly charged the rates that are applicable to Cleco Power’s retail customers and that no overcharges have been collected. In addition, Cleco Power removed the purported class action lawsuit filed on behalf of Opelousas electric customers from the state court to the U.S. District Court for the Western District of Louisiana in April 2010, so that it could be properly addressed under the terms of the Class Action Fairness Act. In May 2010, a second class action lawsuit was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of 249 Opelousas residents. Cleco Power has responded in the same manner as with the first class action lawsuit. In September 2010, the federal court remanded both cases to the state court in which they were originally filed for further proceedings. In January 2011, the presiding judge in the state court proceeding ruled that the jurisdiction to hear the two class actions resides in the state court and not with the LPSC as argued by both Cleco and the LPSC Staff. Both Cleco and the LPSC Staff appealed this ruling to the Third Circuit Court of Appeals for the State of Louisiana (Third Circuit). In September 2011, the Third Circuit denied both appeals. In October 2011, both Cleco and the LPSC appealed the Third Circuit’s ruling to the Louisiana Supreme Court. In November 2011, the Louisiana Supreme Court granted the appeals and remanded the case to the Third Circuit for further briefing, argument, and opinion. In February 2011, the administrative law judge (ALJ) in the LPSC proceeding ruled that the LPSC has jurisdiction to decide the claims raised by the class action plaintiffs. At its December 2011, Business and Executive Session, the LPSC adopted the ALJ’s recommendation that Cleco be granted summary judgment in its declaratory action finding that Cleco’s ratepayers in the City of Opelousas have been served under applicable rates and policies approved by the LPSC and Cleco’s Opelousas ratepayers have not been overcharged in connection with

LPSC rates or ratemaking. On January 30, 2012, the class action plaintiffs filed their appeal of such LPSC decision to the 19th Judicial District Court for Baton Rouge Parish, State of Louisiana. On February 15, 2012, the Third Circuit ruled that the State Court, and not the LPSC, has jurisdiction to hear the case. On March 15, 2012, Cleco Power appealed the Third Circuit’s ruling to the Louisiana Supreme Court asking that it overturn the Third Circuit decision and conform the LPSC’s exclusive jurisdiction over this matter. The LPSC also appealed the Third Circuit’s ruling to the Louisiana Supreme Court in March 2012. On May 18, 2012, the Louisiana Supreme Court granted the writ application of Cleco Power and the LPSC and set the matter for further briefing on the merits of the jurisdiction question raised in the writ application. Such briefing was completed during the third quarter of 2012 and the Louisiana Supreme Court heard oral arguments on September 7, 2012. On December 4, 2012, the Louisiana Supreme Court issued its opinion accepting Cleco’s jurisdictional arguments and dismissed the state court claims. The only matter remaining is before the 19th Judicial District Court to review the LPSC ruling in Cleco’s favor that it had properly charged the ratepayers of Opelousas. In view of the uncertainty of the claims, management is not able to predict or give a reasonable estimate of the possible range of liability, if any, of these claims. However, if it is found that Cleco Power overcharged customers resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

LPSC Audits

Fuel Audit
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through an LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. The LPSC FAC General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed not less than every other year. In March 2009, the LPSC initiated an audit of FAC filings for the years 2003 through 2008. The total amount of fuel expenses included in the audit was approximately $3.26 billion. In February 2012, the LPSC Staff’s consultant issued an audit report recommending a cost disallowance of approximately $0.4 million plus interest for these filing years. The report was approved by the LPSC on July 18, 2012. Cleco Power made refunds of $0.4 million plus interest to customers during the September 2012 billing cycle. Cleco Power has FAC filings for the years 2009 through 2012 that remain subject to audit.

Environmental Audit
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover certain costs of environmental compliance as an adder to customers’ bills. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Variable emission mitigation costs, which are the cost of reagents such as ammonia and limestone that are used to reduce air emissions, are also eligible for recovery. In November 2011, the LPSC opened Docket No. X-32150 to audit the costs for the periods October 2009 through October 2010. The total amount of environmental expenses included in

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

the audit was approximately $11.3 million. In April 2012, the LPSC Staff’s consultant issued an audit report recommending no cost disallowance for the review period. There was no opposition from intervenors to the recommendations of the LPSC Staff’s consultant and the report was approved by the LPSC on July 18, 2012. Cleco Power has EAC filings for the years 2010 through 2012 that remain subject to audit.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of December 31, 2012, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is approximately $4.2 million.

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
The off-balance sheet commitments are not recognized on Cleco’s Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Cleco’s off-balance sheet commitments as of December 31, 2012, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

		AT DEC. 31, 2012
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

Disclosures about Guarantees
Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004. This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished. The discounted probability-weighted liability under the guarantees and indemnifications recognized on Cleco’s Consolidated Balance Sheets as of December 31, 2012, was $0.2 million. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.
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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

residual value of less than $0.1 million will remain. At December 31, 2012, Acadia had an indemnification liability of $0.4 million, which represents the risk of payment, as a contingent sale obligation recorded on Cleco’s Consolidated Balance Sheet. Acadia recognized income of $7.2 million for the year ended December 31, 2012, and $0.9 million income for the year ended December 31, 2011, primarily due to the contractual expiration of the underlying indemnification. APH recognized no income for the year ended December 31, 2012 and $0.9 million income for the year ended December 31, 2011, primarily due to the contractual expiration of the underlying indemnification.
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

Acadia and APH will reduce the indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of three years. After the three-year period, a residual value of approximately $0.2 million will remain. At December 31, 2012, Acadia had an indemnification liability of $7.8 million, which represents the risk of payment, as a contingent sale obligation recorded on Cleco’s Consolidated Balance Sheet. Acadia recognized income of $14.0 million for the year ended December 31, 2012. Acadia recognized no income for the year ended December 31, 2011, due to the contractual expiration of the underlying indemnification. The maximum amount of the potential payment to Entergy Louisiana for the indemnifications is the purchase price of $298.8 million, except for the liabilities retained by Acadia, for which there is no maximum amount. Cleco Corporation is obligated to pay the same maximum amounts as Acadia if Acadia is unable to pay claims to Entergy Louisiana pursuant to the guarantee.
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At December 31, 2012, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement does not terminate pursuant to its terms until 2026 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under the guarantee.
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
The following table summarizes the expected termination dates of the off-balance sheet commitments and on-balance sheet guarantees discussed above:

				AT DEC. 31, 2012
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(THOUSANDS)	NET AMOUNT COMMITTED	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Off-balance sheet commitments	$4,225	$3,725	$—	$—	$500
On-balance sheet guarantees	12,156	7,250	900	—	4,006
Total	$16,381	$10,975	$900	$—	$4,506

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Long-Term Purchase Obligations
Cleco Corporation had no unconditional long-term purchase obligations at December 31, 2012. Cleco Power has several unconditional long-term purchase obligations related to the purchase of coal, petroleum coke, limestone, and energy delivery facilities. The aggregate amount of payments required under such obligations at December 31, 2012, is as follows.

YEAR ENDING DEC. 31,	(THOUSANDS)
2013	$66,657
2014	36,425
2015	14,182
2016	15,673
2017	16,375
Thereafter	$15,424
Total long-term purchase obligations	$164,736

Payments under these agreements for the years ended December 31, 2012, 2011, and 2010 were $59.2 million, $97.4 million, and $56.7 million, respectively.

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

NMTC Fund
In 2008, Cleco Corporation and US Bancorp Community Development (USBCDC) formed the NMTC Fund. Cleco has a 99.9% membership interest in the NMTC Fund and USBCDC has a 0.1% interest in the NMTC Fund. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate new markets tax credits and historical rehabilitation tax credits.The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009. The tax benefits received from the NMTC Fund reduce the federal income tax obligations of Cleco Corporation. In total, Cleco Corporation will contribute $285.5 million of equity contributions to the NMTC Fund and will receive at least $303.7 million in the form of tax credits, tax losses, capital gains/losses, earnings and cash over the life of the investment, which ends in 2017. The $18.2 million difference between equity contributions and total benefits received will be recognized over the life of the Fund as net tax benefits are delivered. The following table reflects remaining future equity contributions.

(THOUSANDS)	CONTRIBUTION
2013	$50,822
2014	39,059
2015	12,975
2016	11,890
2017	3,292
Total	$118,038

Of the $118.0 million, $50.8 million is due to be paid within the next 12 months. Due to the right of offset, the investment and associated debt are presented on Cleco’s Consolidated Balance Sheet in the line item titled tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of December 31, 2012, was $98.9 million. The amount of tax benefits received but not utilized as of December 31, 2012, was $90.0 million and is reflected as a deferred tax asset.
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

(THOUSANDS)
Equity contributions, imputed interest rate 6%
Principal payment schedule above:	$118,038
Less: unamortized discount	10,513
Total	$107,525

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

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

Fuel Transportation Agreement
In October 2007, Cleco Power entered into an agreement that met the accounting definition of a capital lease for barges in order to transport petroleum coke and limestone to Madison Unit 3.
On December 28, 2012, Cleco Power entered into an amended agreement for 42 dedicated barges. The amended agreement continues to meet the accounting definition of a capital lease.
Under the amended agreement the barge lease rate contains both fixed and variable components, of which the latter is adjusted annually per the Producer Price Index (PPI) for executory costs. The initial term of this agreement is from the date of the amendment until August 31, 2017. The term of this agreement will automatically renew for successive periods of two years each unless written notice is provided by either party. After September 2014, Cleco Power has the option to purchase any or all of the dedicated barges. The amended agreement contains a provision for early termination upon the occurrence of any one of four specified cancellation events.
Under both the original agreement and the amended agreement, if the barges are idle, the lessor is required to attempt to sublease the barges to third parties, with the revenue reducing Cleco Power's lease payment. During the year ended December 31, 2011, Cleco Power paid approximately $4.7 million in lease payments and did not receive any revenue from subleases. During the year ended December 31, 2012, Cleco Power paid approximately $4.3 million in lease payments and received approximately $0.4 million in revenue from subleases.
The following is an analysis of the leased property under capital leases by major classes:

	AT DEC. 31,
CLASSES OF PROPERTY (THOUSANDS)	2012	2011
Barges	$11,350	$22,050
Less: accumulated amortization	—	6,567
Net capital leases	$11,350	$15,483

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2012.

(THOUSANDS)
Years ending December 31,
2013	$3,725
2014	3,725
2015	3,725
2016	3,735
2017	2,480
Total minimum lease payments	$17,390
Less: executory costs	4,347
Net minimum lease payments	$13,043
Less: amount representing interest	1,693
Present value of net minimum lease payments	$11,350
Current liabilities	$2,171
Non-current liabilities	$9,179

During the years ended December 31, 2012 and 2011, Cleco Power incurred immaterial amounts of contingent rent under the barge agreement related to the increase in the PPI.

Other
Cleco has accrued for liabilities related to third parties and employee medical benefits.

Risks and Uncertainties

Cleco Corporation
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Other
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. If Cleco Corporation’s credit ratings were to be downgraded by Moody’s or Standard & Poor’s, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.
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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

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

Note 15 — Affiliate Transactions

Cleco
Cleco has entered into service agreements with affiliates to receive and to provide goods and professional services. Goods and services received by Cleco primarily involve services provided by Support Group. Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting and auditing; human resources; investor relations; project consulting; risk management; strategic and corporate development; legal, ethics and regulatory compliance; facilities management; supply chain and inventory management and other administrative services. Midstream provides electric power plant operations and maintenance expertise. Prior to December 24, 2011, electric power plant operations and maintenance expertise services were provided by Generation Services.
Cleco is charged the higher of management’s estimated fair market value or fully loaded costs for goods and services provided by Cleco Power. Cleco, with the exception of Support Group, charges Cleco Power the lower of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements. Support Group charges only fully loaded costs.
In accordance with authoritative guidance, all charges from affiliates were eliminated in Cleco’s Consolidated Statements of Income for the years ending December 31, 2012, 2011, and 2010. Also, all affiliate revenue was eliminated in Cleco’s Consolidated Statement of Income for the year ended December 31, 2012.
The following table is a summary of affiliate revenue included in Cleco’s Consolidated Statements of Income.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
Acadia	$—	$202	$1,564
Total	$—	$202	$1,564

At December 31, 2012 and 2011, Cleco had no affiliate balances that were payable to or receivable from its non-consolidated affiliates.

Cleco Power
Cleco Power has entered into service agreements with affiliates to receive and to provide goods and professional services. Charges from affiliates included in Cleco Power’s Consolidated Statements of Income primarily involve services provided by Support Group in accordance with service agreements and power purchased from Evangeline. Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting and auditing; human resources; corporate communications; project consulting; risk management; strategic and corporate development; legal, ethics and regulatory compliance; facilities management; supply chain and inventory management and other administrative services. For information on the power purchased from Evangeline, see Note 17 — “Evangeline Transactions.”
Affiliates, with the exception of Support Group, charge Cleco Power the lower of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements. Support Group charges only fully loaded costs. The following table is a summary of charges from each affiliate included in Cleco Power’s Consolidated Statements of Income.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
Support Group
Other operations	$43,171	$43,124	$39,633
Maintenance	$1,437	$1,625	$1,650
Taxes other than income taxes	$(54)	$(1)	$(5)
Other expenses	$932	$1,244	$1,050
Evangeline
Purchased power expense	$25,559	$—	$—
Other expenses	$—	$4	$—
Diversified Lands
Other expenses	$—	$82	$19

The majority of the services provided by Cleco Power relates to the lease of office space to Support Group. Cleco Power charges affiliates the higher of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements.
The following table is a summary of revenue received from affiliates included in Cleco Power’s Consolidated Statements of Income.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
Affiliate revenue
Support Group	$1,335	$1,349	$1,332
Midstream	14	14	13
Evangeline	23	26	26
Total affiliate revenue	$1,372	$1,389	$1,371
Other income
Cleco Corporation	$—	$10	$118
Support Group	—	—	4
Evangeline	11	12	24
Diversified Lands	17	124	122
Perryville	6	4	5
Attala	6	5	4
Total other income	$40	$155	$277
Total	$1,412	$1,544	$1,648

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements.

			AT DEC. 31,
		2012		2011
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Corporation	$139	$1,140	$18	$827
Support Group	2,777	7,528	2,207	8,066
Midstream	27	5	24	5
Evangeline	6	1,401	12	214
Diversified Lands	42	23	20	3
Acadia	—	—	124	196
Total	$2,991	$10,097	$2,405	$9,311

During 2012, 2011, and 2010, Cleco Power made $58.0 million, $130.0 million, and $150.0 million of distribution payments to Cleco Corporation, respectively.
During 2010, Cleco Power received $225.7 million in non-cash equity contributions from Cleco Corporation relating to Acadia Unit 1. Cleco Power received no equity contributions from Cleco Corporation in 2012 or 2011.
Affiliates that participate in the defined benefit pension plan sponsored by Cleco Power transfer their liability and an equal amount of cash on a periodic basis to Cleco Power. The following table shows the amounts transferred by affiliates during 2012 and 2011.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011
Support Group	$1,881	$1,844
Generation Services	—	220
Midstream	280	37
Total	$2,161	$2,101

Note 16 — Intangible Asset
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of
Cleco Power and $1.5 million of financing costs. This intangible asset is expected to have a life of 12 years, but could have a life of up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers. The intangible asset’s expected amortization expense is based on the estimated collections from Cleco Power’s customers. At the end of its life, this asset will have no residual value. During the years ended December 31, 2012, 2011, and 2010, Cleco Katrina/Rita recognized amortization expense of $13.1 million, $11.8 million, and $11.7 million, respectively, based on actual collections.
The following table summarizes the intangible asset balance as of December 31, 2012 and 2011.

	AT DEC. 31,
(THOUSANDS)	2012	2011
Gross carrying amount	$177,537	$177,537
Accumulated amortization	56,992	43,942
Intangible asset	$120,545	$133,595

The following table summarizes the amortization expense expected to be recognized during each year through 2017 and thereafter.

(THOUSANDS)
Expected amortization expense
2013	$14,026
2014	$14,931
2015	$15,876
2016	$16,864
2017	$18,009
Thereafter	$40,839

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

•	JPMVEC paid Evangeline $56.7 million, and

•	JPMVEC returned Cleco Corporation’s $15.0 million letter of credit issued under the Evangeline Tolling Agreement and the letter of credit was canceled.

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

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Due to the expiration of the Evangeline 2010 Tolling Agreement on December 31, 2011, Coughlin’s capacity and energy was available to Midstream beginning January 1, 2012. Evangeline was one of the successful bidders in Cleco Power’s RFP for short-term 2012 resources beginning January 1, 2012, and began providing 250 MW of capacity and energy to Cleco Power under a tolling agreement through April 30, 2012. In addition to Cleco Power’s RFP referenced above, in December 2011, Evangeline was also notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power RFP for contractual resources beginning in May 2012. The proposal was for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and was approved by the LPSC in March 2012 and FERC in April 2012. On October 30, 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 Long-Term RFP, subject to further due diligence, the completion of definitive agreements, and regulatory approvals from the LPSC and FERC. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. The transaction is expected to close as early as the fourth quarter of 2013, after completion of regulatory approvals.

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

Note 19 — Storm Restoration
On August 28, 2012, Hurricane Isaac made landfall in south Louisiana as a Category 1 hurricane, causing power outages to approximately 95,000, or 34%, of Cleco Power’s electric customers and affecting Cleco Power’s entire service territory. By September 2, 2012, power was restored to 100% of customers who could receive power.
The current estimate of the cost of restoration for Hurricane Isaac is approximately $24.0 million. The damage to equipment from the storm required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 56% of the restoration costs recorded at December 31, 2012, or approximately $13.6 million. The remaining cost was offset against Cleco Power’s existing funded storm damage reserve.

Note 20 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. Where applicable, transactions are reported net of income taxes.

Cleco
(THOUSANDS)	NET (LOSS) GAIN ON PRIOR SERVICE COST	POSTRETIREMENT BENEFIT NET LOSS	NET GAIN (LOSS) ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances, Dec. 31, 2009	$(9,794)	$(3,602)	$2,105	$(11,291)
Current-period change	(31)	(4,241)	3,925	(347)
Balances, Dec. 31, 2010	$(9,825)	$(7,843)	$6,030	$(11,638)
Current-period change	1,213	(1,721)	(15,993)	(16,501)
Balances, Dec. 31, 2011	$(8,612)	$(9,564)	$(9,963)	$(28,139)
Current-period change	2,117	(8,682)	2,334	(4,231)
Balances, Dec. 31, 2012	$(6,495)	$(18,246)	$(7,629)	$(32,370)

Cleco Power
(THOUSANDS)	NET (LOSS) GAIN ON PRIOR SERVICE COST	POSTRETIREMENT BENEFIT NET LOSS	NET GAIN (LOSS) ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balances, Dec. 31, 2009	$(5,698)	$(2,078)	$2,105	$(5,671)
Current-period change	(381)	(2,607)	3,925	937
Balances, Dec. 31, 2010	$(6,079)	$(4,685)	$6,030	$(4,734)
Current-period change	692	(595)	(15,993)	(15,896)
Balances, Dec. 31, 2011	$(5,387)	$(5,280)	$(9,963)	$(20,630)
Current-period change	1,160	(3,285)	2,334	209
Balances, Dec. 31, 2012	$(4,227)	$(8,565)	$(7,629)	$(20,421)

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Note 21 — Miscellaneous Financial Information (Unaudited)

Cleco
Quarterly information for Cleco for 2012 and 2011 is shown in the following tables.

				2012
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$222,773	$240,123	$297,372	$233,431
Operating income	$54,294	$74,243	$103,347	$49,766
Net income applicable to common stock	$30,031	$46,686	$63,818	$23,112
Basic net income per average share	$0.50	$0.77	$1.06	$0.38
Diluted net income per average common share	$0.50	$0.77	$1.05	$0.38
Dividends paid per common share	$0.3125	$0.3125	$0.3375	$0.3375
Market sales price per share
High	$40.10	$42.45	$45.30	$43.75
Low	$36.15	$38.16	$40.09	$38.46

				2011
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$253,690	$272,923	$351,581	$239,119
Operating income	$64,518	$69,581	$115,500	$48,647
Net income applicable to common stock	$29,004	$70,221	$65,842	$30,643
Basic net income per average share	$0.48	$1.16	$1.09	$0.51
Diluted net income per average common share	$0.48	$1.15	$1.08	$0.51
Dividends paid per common share	$0.25	$0.28	$0.28	$0.3125
Market sales price per share
High	$34.51	$35.66	$36.14	$38.31
Low	$30.56	$33.68	$30.06	$32.36

Cleco Corporation’s common stock is listed for trading on the New York Stock Exchange under the ticker symbol “CNL.” Cleco Corporation’s preferred stock is not listed on any stock exchange. On December 31, 2012, Cleco had 5,838 common shareholders and no preferred shareholders, as determined from the records of the transfer agent.
On January 24, 2013, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.3375 per share payable on February 15, 2013, to common shareholders of record at the close of business on February 5, 2013.
In April 2011, the Board of Directors of Cleco Corporation declared a dividend of $0.28 per share of common stock. In October 2011, the Board of Directors raised the quarterly dividend from $0.28 per share of common stock to $0.3125 per share of common stock
In January and April 2012, the Board of Directors declared a dividend of $0.3125 per share of common stock. In July 2012, the quarterly dividend declared by the Board of Directors increased to $0.3375 per share of common stock. In October 2012, a dividend of $0.3375 was again declared. The declaration of dividend payments is at the Board of Directors’ sole discretion and future dividends are subject to numerous factors that ordinarily affect dividend policy, including the result of Cleco’s operations and its financial position, as well as general economic and business conditions.

Cleco Power
Quarterly information for Cleco Power for 2012 and 2011 is shown in the following tables.

				2012
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$222,620	$239,967	$297,212	$233,269
Operating income	$58,306	$76,792	$97,510	$54,584
Net income	$26,805	$37,284	$57,783	$24,975
Distribution to Cleco Corporation (as sole member)	$30,000	$10,000	$18,000	$—

				2011
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$250,623	$268,464	$342,296	$236,099
Operating income	$67,105	$74,834	$109,495	$52,959
Net income	$30,030	$35,694	$53,833	$23,278
Distribution to Cleco Corporation (as sole member)	$50,000	$—	$50,000	$30,000

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of December 31, 2012, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including the CEO and CFO, the Registrants evaluated changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2012, and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Reports on Internal Control Over Financial Reporting
The management of Cleco and Cleco Power is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Cleco and Cleco Power’s internal control over financial reporting is a process designed by, or under the supervision of, each of Cleco and Cleco Power’s principal executive and financial officers and effected by Cleco and Cleco Power’s board of directors or managers, as the case may be, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management has designed its internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Management’s assessments included review and testing of both the design effectiveness and operating effectiveness of controls over relevant assertions related to significant accounts and disclosures in the financial statements.
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
The management of Cleco and Cleco Power, under the supervision of each of the Registrants’ principal executive officer and principal financial officer, conducted an assessment of the effectiveness of Cleco and Cleco Power’s respective internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the management of Cleco and Cleco Power concluded that, as of December 31, 2012, the Registrants’ internal control over financial reporting was effective.
The effectiveness of Cleco and Cleco Power’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which appear on pages 60 and 67, respectively, of this Annual Report on Form 10-K.

Certifications
The certifications of the Registrants’ CEO and CFO required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1, 31.2, 31.3, and 31.4 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual, Cleco’s CEO filed a certification with the NYSE on May 22, 2012, reporting that he was not aware of any violation by Cleco of the NYSE’s Corporate Governance listing standards.

ITEM 9B. OTHER INFORMATION

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Stock Awards
On February 15, 2013, the Board of Directors of Cleco Corporation approved a special award in the amount of 1,500 shares of Cleco Corporation common stock to Darren J. Olagues, Senior Vice President - Chief Financial Officer. The Board of Directors also approved special awards to Judy P. Miller, Senior Vice President - Corporate Services and Internal Audit, and Keith D. Crump, Senior Vice President - Commercial Operations, each in the amount of 1,250 shares of Cleco Corporation common stock. The awards are intended to recognize services rendered during 2012. The awards were made under Cleco Corporation's 2010 LTICP.
The shares are restricted until February 15, 2016. During the restricted period, Mr. Olagues, Ms. Miller and Mr. Crump may not sell, assign, transfer, pledge or otherwise dispose of the shares. Dividends equivalents will accrue on the shares during the restricted period and will be settled in cash upon the lapse of the restrictions. The shares, and any accrued dividend equivalents thereon, will be forfeited if Mr. Olagues,

Ms. Miller or Mr. Crump are not employed at the end of the
restricted period, other than because of involuntary termination without cause (as defined in the 2010 LTICP), retirement, death or disability.
If a change in control (as defined in the 2010 LTICP) occurs during the restricted period and Mr. Olagues, Ms. Miller or Mr. Crump separates from service on account of a permitted reason during the 60-day period preceding or the 24-month period following the change, the restricted shares and related dividend equivalent units, to the extent not then vested, will vest and be delivered and settled at the end of the restricted period. Permitted reasons include an involuntary separation by Cleco without cause or a separation by Mr. Olagues, Ms. Miller or Mr. Crump, as the case may be, on account of good reason (as defined in the Cleco Corporation Executive Severance Plan).
The Board of Directors has reserved the ability to amend the terms and conditions of the awards, in its discretion.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

PART III

CLECO POWER
The information called for by Items 10, 11, 12 and 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Audit Committee Financial Expert
Cleco’s board of directors has determined that Mr. Peter M. Scott III, who serves as the Chairman of the Audit Committee of the Board of Directors, fulfills the requirements for an independent audit committee financial expert for Cleco Corporation as required by the New York Stock Exchange Listing Standards.

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

CLECO
The information required by this item will be set forth, (i) under the caption “Proposal Number I — Election of Two Class I Directors,” (ii) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and (iii) under the caption “Report of the Audit Committee” in the definitive Proxy Statement relating to the 2013 Annual Meeting of Shareholders (2013 Proxy Statement), which will be filed with the SEC within 120 days after the end of Cleco’s fiscal year and is incorporated herein by reference. See also “Part I — Executive Officers of Cleco.”

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Board of Directors of Cleco
The names of the members of the Board of Directors of Cleco, their ages, dates of election, employment history and committee assignments as of February 19, 2013, are as follows. The term of each directorship is three years, and directors are divided among three classes. The terms of the three classes are staggered in a manner so that only one class is elected by the shareholders annually.

NAME OF DIRECTOR	AGES AS OF FEBRUARY 19, 2013
J. Patrick Garrett	Age 69; Elected 1981 Retired President and Chief Executive Officer, Windsor Food Company, Ltd., Houston, TX Chairman of the Board and Chairman of the Nominating/Governance Committee
Elton R. King

Age 66; Elected 1999
Retired President of Network and Carrier Services Group, BellSouth Telecommunications, Inc., Atlanta, GA.  Also retired President and Chief Executive Officer of Visual Networks, Inc.
Member of the Finance and Nominating/Governance Committees

Logan W. Kruger

Age 62; Elected 2008
President and CEO, SUN Gold Limited, Jersey, Channel Islands United Kingdom. Former President, Chief Executive Officer and Director of Century Aluminum Company, Monterey, CA
Member of the Audit and Compensation Committees

William L. Marks

Age 69; Elected 2001
Retired Chairman and Chief Executive Officer, Whitney Holding Corporation and Whitney National Bank, New Orleans, LA
Chairman of the Finance Committee and member of the Compensation Committee

Peter M. Scott III

Age 63; Elected 2009
Retired Executive Vice President and Chief Financial Officer, Progress Energy, Inc., Raleigh, NC.  Also retired President and Chief Executive Officer of Progress Energy Service Company, LLC
Chairman of the Audit Committee and member of the Compensation Committee

Shelley Stewart Jr.

Age 59; Elected 2010
Vice President, Sourcing and Logistics/Chief Procurement Officer, E.I. du Pont de Nemours & Company, Wilmington, DE; former Senior Vice President, Operational Excellence & Chief Procurement Officer, Tyco International Limited, Princeton, NJ
Member of the Audit and Nominating/Governance Committees

William H. Walker Jr.	Age 67; Elected 1996 Retired Chairman, Howard Weil, Inc., New Orleans, LA Chairman of the Compensation Committee and member of the Finance and Nominating/Governance Committees
Bruce A. Williamson	Age 53; Elected 2011 President and Chief Executive Officer, Cleco Corporation, Pineville, LA since July 2011 Chairman, President and Chief Executive Officer, Dynegy, Inc. from 2004 to 2011

ITEM 11. EXECUTIVE COMPENSATION

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO
The information required by this item will be set forth, (i) under the subcaption “Independence and Organization of the Board of Directors” under the caption “Proposal Number I — Election of Two Class I Directors,” (ii) under the caption “Compensation Discussion and Analysis,” (iii) under the caption “Executive

Officers Compensation,” (iv) under the caption “Director Compensation,” and (v) under the caption “Report of the Compensation Committee” in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CLECO

Security Ownership
The information required by this item will be set forth, (i) under the caption “Security Ownership of Directors and Management” and (ii) under the caption “Security Ownership of Certain Beneficial Owners” in the 2013 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information
Cleco has compensation plans under which equity securities of Cleco Corporation are authorized for issuance as approved by security holders. Cleco does not have such plans that have not been approved by security holders. The following table provides information about compensation plans under which equity securities of Cleco Corporation were authorized for issuance at December 31, 2012.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS		WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders
ESPP	2,188	(1)	$38.01	418,527
LTICP	—		$—	1,635,384	(2)
Total	2,188		$38.01	2,053,911
(1) The number of options in column (a) for the ESPP represents the number of options granted at December 31, 2012, based on employee withholdings and the option grant calculation under the plan.
(2) Stock options and restricted stock may be issued pursuant to the 2010 LTICP. This plan requires the number of securities available to be issued to be reduced by the number of options and the number of restricted shares previously awarded, net of forfeitures. At December 31, 2012, there were 148,186 shares of restricted stock awarded, net of forfeitures, pursuant to the 2010 LTICP. New options or restricted stock cannot be issued pursuant to the 2000 LTICP, which expired on December 31, 2009. At December 31, 2012, there were no stock options outstanding under the 2000 LTICP.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CLECO
The information required by this item will be set forth under the subcaptions “Independence and Organization of the Board of Directors,” and “Cleco’s Code of Business Conduct & Ethics

and Related Party Transactions” under the caption “Proposal Number I — Election of Two Class I Directors” in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

CLECO
The information required by this item will be set forth under “Relationship with Accountants” regarding fees paid to Cleco’s independent auditors in the 2013 Proxy Statement and is incorporated herein by reference.

CLECO POWER
The information will be set forth under “Relationship with Accountants” regarding fees paid to Cleco’s independent auditors in the 2013 Proxy Statement and is incorporated herein by reference.
PricewaterhouseCoopers LLP provides professional services for Cleco Power that are directly billed to Cleco Corporation, the cost of which is allocated to Cleco Power though not billed directly to them.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm	58
	Report of Independent Registered Public Accounting Firm	65
15(a)(1)	Financial Statements of Cleco Corporation
	Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010	59
	Consolidated Balance Sheets at December 31, 2012 and 2011	61
	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010	63
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010	60
	Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2012, 2011, and 2010	65
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010	67
	Cleco Power Consolidated Balance Sheets at December 31, 2012 and 2011	69
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010	71
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010	68
	Cleco Power Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2012, 2011, and 2010	73
	Notes to the Financial Statements	73
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Corporation (Parent Company Only)
	Condensed Statements of Income for the years ended December 31, 2012, 2011, and 2010	125
	Condensed Balance Sheets at December 31, 2012 and 2011	127
	Condensed Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010	128
	Condensed Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010	126
	Notes to the Condensed Financial Statements	129
	Schedule II — Valuation and Qualifying Accounts
	Cleco Corporation	130
	Cleco Power	130

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto

15(a)(3)	List of Exhibits	122

The Exhibits designated by an asterisk are filed herewith, except for Exhibits 32.1, 32.2, 32.3, 32.4, which are furnished herewith (and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section). The Exhibits not so designated previously have been filed with the SEC and are incorporated herein by reference. The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

EXHIBITS

CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)(1)	Amended and Restated Articles of Incorporation of the Company, dated November 2, 2010	1-15759	8-K(11/2/10)	3.1
*	3(b)(1)	Bylaws of Cleco Corporation, revised effective January 24, 2013
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco Power (as successor) and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
	4(b)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K(4/26/01)	4(a)
	4(b)(6)	Sixth Supplemental Indenture, dated as of April 28, 2003, between Cleco Power LLC and the Bank of New York providing for the issuance of $75,000,000 principal amount of 5.375% Notes due May 1, 2013	1-5663	8-K(4/28/03)	4.1
	4(b)(7)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(7/6/05)	4.1
	4(b)(8)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(11/28/05)	4.1
	4(b)(9)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-5663	8-K(6/2/08)	4.1
	4(b)(10)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-5663	8-K(11/12/09)	4.1
	4(b)(11)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-5663	8-K(11/15/10)	4.1
	4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	1-5663	10-Q(9/99)	4(c)
**	10(a)(1)	2000 Long-Term Incentive Compensation Plan	333-71643-01	2000 Proxy Statement(3/00)	A
**	10(a)(2)	2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	1-15759	10-Q(3/05)	10(a)
**	10(a)(3)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2, Effective as of July 23, 2004	1-15759	10-Q(9/04)	10(a)
**	10(a)(4)	2000 Long-Term Incentive Compensation Plan, Amendment Number 3, Dated as of January 28, 2005	1-15759	10-Q(3/05)	10(b)
**	10(a)(5)	2000 Long-Term Incentive Compensation Plan, Amendment Number 4, Dated as of November 4, 2008	1-15759	10-K(2008)	10(a)(6)
**	10(a)(6)	2000 Long-Term Incentive Compensation Plan, Amendment Number 5, Dated as of December 8, 2008	1-15759	8-K(12/9/08)	10.1
**	10(a)(7)	2000 Long-Term Incentive Compensation Plan, Administrative Procedure No. 1	1-15759	10-K(2005)	10(a)(6)
**	10(a)(8)	2010 Long-Term Incentive Compensation Plan, effective as of January 1, 2010	1-15759	2009 Proxy Statement (3/12/09)	C
**	10(a)(9)	Cleco Corporation 2010 Long-Term Incentive Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.4
**	10(a)(10)	Form of Notice and Acceptance of Directors’ Grant of Nonqualified Stock Options under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(a)
**	10(a)(11)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(c)
**	10(a)(12)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(d)
**	10(a)(13)	Form of Notice and Acceptance of Director’s Grant of Nonqualified Stock Option	1-5663	10-Q(9/01)	10
	10(a)(14)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(b)
	10(a)(15)	Form of Notice and Acceptance of Grant of Restricted Stock and Allocation of Opportunity Shares	1-15759	10-Q(9/05)	10(c)
	10(a)(16)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2007 Performance Cycle	1-15759	10-K(2006)	10(n)(3)
	10(a)(17)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2008 Performance Cycle	1-15759	10-K(2007)	10(m)(4)
	10(a)(18)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2009 Performance Cycle	1-15759	10-K(2008)	10(m)(4)
	10(a)(19)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2010 Performance Cycle	1-15759	10-K(2009)	10(g)(2)
	10(a)(20)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2011 Performance Cycle	1-15759	10-K(2010)	10(a)(19)
	10(a)(21)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2012 Performance Cycle	1-15759	10-K(2011)	10(a)(23)
*	10(a)(22)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2013 Performance Cycle
	10(a)(23)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan	1-15759	8-K(2/1/11)	10.1
	10(a)(24)	Notice and Acceptance of Award of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Cleco Corporation and Michael H. Madison	1-15759	8-K(2/1/11)	10.2

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
**	10(a)(25)	Notice and Acceptance of Award of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Cleco Corporation and Bruce A. Williamson	1-15759	10-Q(3/12)	10.1
**	10(a)(26)	Notice and Acceptance of Award of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(1/24/13)	10.1
*	10(a)(27)	Notice and Acceptance of Award of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Darren J. Olagues, Judy P. Miller, and Keith D. Crump
**	10(b)(1)	Deferred Compensation Plan for Directors	1-5663	10-K(1992)	10(n)
**	10(b)(2)	Summary of Director Compensation, Benefits and Policies, last revised on July 29, 2011	1-15759	10-Q(9/11)	10.3
**	10(c)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**	10(c)(2)	First Amendment to Supplemental Executive Retirement Plan effective July 1, 1999	1-15759	10-K(2003)	10(e)(1)(a)
**	10(c)(3)	Second Amendment to Supplemental Executive Retirement Plan dated July 28, 2000	1-15759	10-K(2003)	10(e)(1)(b)
**	10(c)(4)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**	10(c)(5)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**	10(c)(6)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**	10(c)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**	10(c)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**	10(c)(9)	Cleco Corporation Supplemental Executive Retirement Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.2
**	10(d)(1)	Executive Employment Agreement Compliance Addendum – Code Section 409A, effective January 1, 2009	1-15759	8-K(12/9/08)	10.4
**	10(d)(2)	Form of Cleco Corporation Executive Employment Agreement (Level 1)	1-15759	8-K(1/9/09)	10.1
**	10(d)(3)	Separation Agreement between Cleco Corporation and Dilek Samil, dated October 22, 2010	1-15759	8-K(10/22/10)	10.1
**	10(d)(4)	Cleco Corporation Executive Severance Plan, effective October 28, 2011	1-15759	10-Q(9/11)	3.1
**	10(d)(5)	Executive Employment Agreement, dated April 21, 2011, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(4/27/11)	10.1
**	10(d)(6)	Retirement Agreement, dated April 21, 2011, by and between Cleco Corporation and Michael H. Madison	1-15759	8-K(4/27/11)	10.2
**	10(d)(7)	Waiver of 2012 salary increases by Bruce A. Williamson, President and Chief Executive Officer	1-15759	10-K(2011)	10(e)(14)
	10(e)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)
	10(f)(1)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
	10(f)(2)	Employee Stock Purchase Plan, Amendment No. 1, dated January 22, 2004	1-15759	10-K(2003)	10(s)(1)
	10(f)(3)	Employee Stock Purchase Plan, Amendment No. 2, effective as of January 1, 2006	1-15759	10-Q(6/05)	10(a)
	10(f)(4)	Cleco Corporation Pay for Performance Plan	1-15759	10-K(2011)	10(g)(4)
*	10(f)(5)	Cleco Corporation Pay for Performance Plan, As Amended and Restated December 3, 2012
**	10(g)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**	10(g)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**	10(g)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9)08)	10.2
	10(g)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
	10(g)(5)	Cleco Corporation Deferred Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.5
	10(h)(1)	Credit Agreement dated as of November 23, 2010 by and among Cleco Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders and other parties thereto	1-15759	8-K(11/30/10)	10.1
	10(h)(2)	Loan Agreement dated as of February 19, 2010, among Cleco Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto	1-15759	10-K(2009)	10(j)(3)
	10(h)(3)	Amendment No. 1 Dated as of January 27, 2011 to Loan Agreement Dated as of February 19, 2010	1-15759	10-K(2010)	10(i)(3)
	10(h)(4)	First Amendment, dated as of October 7, 2011, to Credit Agreement dated as of November 23, 2010 by and among Cleco Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders and other parties thereto	1-15759	8-K(10/14/11)	10.1
	10(h)(5)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(i)	Acadia Power Partners, LLC – Third Amended and Restated Limited Liability Company Agreement dated February 23, 2010	1-5759	10-K(2010)	10(j)
*	12(a)	Computation of Ratios of Earnings (loss) to Fixed Charges and of Earnings (loss) to Combined Fixed Charges and Preferred Stock Dividends
*	21	Subsidiaries of the Registrant
*	23(a)	Consent of Independent Registered Public Accounting Firm
*	24(a)	Power of Attorney from each Director of Cleco Corporation whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2012
*	31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)	First Amended and Restated Articles of Organization of Cleco Power LLC, dated April 30, 2010	1-5663	10-Q(3/10)	3.2
	3(b)	First Amended and Restated Operating Agreement of Cleco Power LLC, dated April 30, 2010	1-5663	10-Q(3/10)	3.3
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
	4(b)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K(4/26/01)	4(a)
	4(b)(6)	Sixth Supplemental Indenture, dated as of April 28, 2003, between Cleco Power LLC and the Bank of New York providing for the issuance of $75,000,000 principal amount of 5.375% Notes due May 1, 2013	1-5663	8-K(4/28/03)	4.1
	4(b)(7)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(7/6/05)	4.1
	4(b)(8)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(11/28/05)	4.1
	4(b)(9)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-5663	8-K(6/2/08)	4.1
	4(b)(10)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-5663	8-K(11/12/09)	4.1
	4(b)(11)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-5663	8-K(11/15/10)	4.1
	4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
	4(d)	Loan Agreement, dated as of November 1, 2006, between Cleco Power LLC and the Rapides Finance Authority	1-5663	8-K(11/27/06)	4.1
	4(e)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-5663	8-K(11/20/07)	4.1
	4(f)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority	1-5663	10-Q(3/10)	4.1
	4(g)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority	1-5663	10-Q(3/10)	4.2
**	10(a)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**	10(a)(2)	Form of Cleco Corporation Executive Employment Agreement (Level 1)	1-15759	8-K(1/9/09)	10.1
	10(b)(1)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)
	10(b)(2)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 1, Effective January 1, 1999	1-5663	10-K(2009)	10(b)(3)
	10(b)(3)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2, Effective January 1, 2004	1-5663	10-Q(6/04)	10(b)
	10(b)(4)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 3, Effective October 1, 2005	1-5663	10-Q(9/05)	10(e)
	10(b)(5)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 4 (designated as Amendment Number 3 in exhibit 10(b), Effective January 1, 2007	1-5663	10-Q(3/07)	10(b)
	10(b)(6)	401(k) Savings and Investment Plan, Amended and Restated Generally Effective November 1, 2010	1-5663	10-K(2010)	10(b)(14)
	10(b)(7)	401(k) Savings and Investment Plan, As Amended and Restated Effective November 1, 2010, Amendment Number 1	1-5663	10-K(2011)	10(b)(7)
	10(c)(1)	Credit Agreement dated as of November 23, 2010 by and among Cleco Power LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders and other parties thereto	1-5663	8-K(11/30/10)	10.2
	10(c)(2)	First Amendment, dated as of October 7, 2011, to Credit Agreement dated as of November 23, 2010 by and among Cleco Power LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders and other parties thereto	1-05663	8-K(10/14/11)	10.2
	10(c)(3)	Notes Purchase Agreement dated as of December 16, 2011 among Cleco Power LLC, various financial institutions and Credit Agricole Securities (USA) Inc., JPMorgan Securities Inc. and KeyBanc Capital Markets Inc., as agents.	1-05663	8-K(12/19/11)	10.1
	10(c)(4)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(d)(1)	Storm Recovery Property Sale Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-5663	8-K(3/6/08)	10.1
	10(d)(2)	Storm Recovery Property Servicing Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-5663	8-K(3/6/08)	10.2
	10(d)(3)	Administration Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-5663	8-K(3/6/08)	10.3
*	12(b)	Computation of Ratios of Earnings to Fixed Charges
*	23(b)	Consent of Independent Registered Public Accounting Firm
*	31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*	31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*	32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
Operating expenses
Administrative and general	$1,154	$1,184	$2,058
Other operating expense	362	650	447
Total operating expenses	$1,516	$1,834	$2,505
Operating loss	(1,516)	(1,834)	(2,505)
Equity income from subsidiaries, net of tax	156,783	184,951	262,629
Interest, net	(3,350)	(2,874)	(9,988)
Other income	2,068	4,647	1,440
Other expense	(13)	(2,230)	(713)
Income before income taxes	153,972	182,660	250,863
Income tax benefit	(9,676)	(13,188)	(4,528)
Net income	163,648	195,848	255,391
Preferred dividends requirements	—	26	46
Preferred stock redemption costs	—	112	—
Net income applicable to common stock	$163,648	$195,710	$255,345
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
Net income	$163,648	$195,848	$255,391
Other comprehensive loss, net of tax:
Amortization of postretirement benefit net loss (gain) (net of tax expense of $1,200 in 2012 and $605 in 2011, and tax benefit of $20 in 2010)	2,117	1,213	(31)
Postretirement benefit loss incurred during the year (net of tax benefit of $5,430 in 2012 and $949 in 2011, and tax expense of $131 in 2010)	(8,682)	(1,721)	(4,241)
Cash flow hedges:
Net derivative gain (loss) (net of tax expense of $271 in 2012 and $1,823 in 2010, and tax benefit of $9,873 in 2011)	433	(15,788)	2,916
Reclassification of net loss (gain) to interest charges (net of tax expense of $23 in 2012 and $197 in 2010, and tax benefit of $129 in 2011)	37	(205)	315
Reclassification of ineffectiveness to regulatory asset (net of tax expense of $1,166 in 2012)	1,864	—	—
Reclassification of net loss to other expense (net of tax expense of $434 in 2010)	—	—	694
Total other comprehensive loss, net of tax	(4,231)	(16,501)	(347)
Comprehensive income, net of tax	$159,417	$179,347	$255,044
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2012	2011
Assets
Current assets
Cash and cash equivalents	$7,418	$22,642
Accounts receivable - affiliate	9,455	13,386
Other accounts receivable	1	1
Taxes receivable, net	30,920	8,431
Accumulated deferred federal and state income taxes, net	—	7,153
Cash surrender value of life insurance policies	36,504	30,639
Total current assets	84,298	82,252
Equity investment in investees	1,497,788	1,392,693
Accumulated deferred federal and state income taxes, net	91,359	35,675
Other deferred charges	1,721	3,414
Total assets	$1,675,166	$1,514,034
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Accounts payable	$3,392	$86
Accounts payable - affiliate	55,432	13,739
Accumulated deferred federal and state income taxes, net	2,926	—
Other current liabilities	10,363	8,817
Total current liabilities	72,113	22,642
Tax credit fund investment, net	78,840	61,507
Other deferred credits	—	28
Long-term debt	25,000	10,000
Total liabilities	175,953	94,177
Commitments and Contingencies (Note 5)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,961,570 and 60,702,342 shares and outstanding 60,355,545 and 60,291,939 shares at December 31, 2012 and 2011, respectively	60,962	60,702
Premium on common stock	416,619	409,904
Retained earnings	1,075,074	990,605
Treasury stock, at cost, 606,025 and 410,403 shares at December 31, 2012 and 2011, respectively	(21,072)	(13,215)
Accumulated other comprehensive loss	(32,370)	(28,139)
Total shareholders’ equity	1,499,213	1,419,857
Total liabilities and shareholders’ equity	$1,675,166	$1,514,034
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2012	2011	2010
Operating activities
Net cash provided by operating activities	$79,606	$175,624	$174,912
Investing activities
Additions to property, plant, and equipment, net	—	—	(152,067)
Contributions to tax credit fund	(59,645)	(43,921)	(35,871)
Return of equity investment in tax credit fund	37,652	33,430	—
Return of equity investment in investees	—	89,654	—
Other investing	(2,973)	(1,232)	(2,900)
Net cash (used in) provided by investing activities	(24,966)	77,931	(190,838)
Financing activities
Issuance of short-term debt	—	—	150,000
Retirement of short-term debt	—	(150,000)	—
Draws on credit facility	25,000	35,000	20,000
Payments on credit facility	(10,000)	(40,000)	(100,000)
Repurchase of common stock	(8,007)	(13,009)	—
Dividends paid on common stock	(78,844)	(68,023)	(58,988)
Other financing	1,987	(201)	3,154
Net cash (used in) provided by financing activities	(69,864)	(236,233)	14,166
Net (decrease) increase in cash and cash equivalents	(15,224)	17,322	(1,760)
Cash and cash equivalents at beginning of period	22,642	5,320	7,080
Cash and cash equivalents at end of period	$7,418	$22,642	$5,320
Supplementary cash flow information
Interest paid	$95	$1,752	$8,205
Income tax paid, net	$59	$31,180	$80,905
Supplementary non-cash investing and financing activity
Issuance of common stock - ESPP	$340	$328	$299
Non-cash additions to property, plant, and equipment	$—	$—	$152,067
Non-cash return of investment	$—	$—	$152,067
Non-cash contribution to subsidiary, net of tax	$—	$—	$225,732
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO CORPORATION (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies
The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Corporation, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2012, Cleco Corporation’s restricted net assets of consolidated subsidiaries were $785.9 million and exceeded 25% of its total consolidated net assets.
Cleco Corporation’s major, first-tier subsidiaries consist of Cleco Power and Midstream.
Cleco Power contains the LPSC-jurisdictional generation, transmission, and distribution electric utility operations serving Cleco’s traditional retail and wholesale customers. Midstream owns and operates a merchant power plant (Coughlin).
The accompanying financial statements have been prepared to present the results of operations, financial condition,and cash flows of Cleco Corporation on a stand-alone basis as a holding company. Investments in subsidiaries and other investees are stated at cost plus equity in undistributed earnings from the date of acquisition. These financial statements should be read in conjunction with Cleco’s consolidated financial statements.

Note 2 — Debt
At December 31, 2012 and 2011, Cleco Corporation had no short-term debt outstanding.
At December 31, 2012, Cleco Corporation’s long-term debt outstanding was $25.0 million, of which none was due within one year, compared to $10.0 million of long-term debt at December 31, 2011, of which none was due within one year. The long-term debt at December 31, 2012 and 2011, was the result of outstanding draws on Cleco Corporation’s credit facilities.
In October 2011, Cleco Corporation entered into a $250.0 million five-year revolving credit facility. The credit facility was set to mature on October 7, 2016, and provided for working capital and other needs. The borrowing costs are LIBOR plus 1.50% or ABR, plus facility fees of 0.25%. At December 31, 2012, Cleco Corporations’ outstanding credit facility borrowings reduced available borrowings by $25.0 million, leaving an available borrowing capacity of $225.0 million. The interest rate of outstanding borrowings under the credit facility at December 31, 2012 was 1.71%. The existing borrowings had 30-day terms. The $25.0 million draws outstanding consisted of a $15.0 million draw and a $10.0 million draw. The $15.0 million draw matured and was renewed on January 17, 2013, and was subsequently repaid on February 4, 2013. The $10.0 million draw matured and was repaid on January 28, 2013. At December 31, 2012, Cleco Corporation was in compliance with the covenants in its credit facility.

Note 3 — Cash Distributions and Equity Contributions
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances. The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. At

December 31, 2012, approximately $623.7 million of member’s equity was unrestricted.
The following table summarizes the cash distributions Cleco Corporation received from affiliates during 2012, 2011, and 2010.

	AT DEC. 31,
(THOUSANDS)	2012	2011	2010
Cleco Power	$58,000	$130,000	$150,000
Midstream	—	159,819	32,300
Diversified Lands	2,900	—	—
Perryville	1,500	700	700
Attala	1,300	700	700
Total	$63,700	$291,219	$183,700

The following table summarizes the contributions Cleco Corporation made to affiliates during 2012, 2011, and 2010.

	AT DEC. 31,
(THOUSANDS)	2012	2011	2010
Cleco Power	$—	$—	$225,732
Midstream	16,191	35,500	74,400
Support Group	—	—	20,000
Perryville	—	1,845	—
Cleco Innovations	—	3,000	456
Total	$16,191	$40,345	$320,588

During 2010, the contribution made to Cleco Power related to Acadia Unit 1 and was a non-cash contribution.

Note 4 — Income Taxes
Cleco Corporation (Parent Company Only) Condensed Statements of Income reflect income tax benefits of $9.7 million, $13.2 million, and $4.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. In addition to these amounts, income tax expense of $75.0 million, $116.1 million, and $147.0 million is reflected in equity income of subsidiaries, net of tax for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 5 — Commitments and Contingencies
For information regarding commitments and contingencies related to Cleco Corporation, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Disclosures about Guarantees.”

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

CLECO CORPORATION	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS Years Ended Dec. 31, 2012, 2011, and 2010
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	UNCOLLECTIBLE ACCOUNT WRITE-OFFS LESS RECOVERIES	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
Year Ended Dec. 31, 2012	$1,136	$828	$859	$1,105
Year Ended Dec. 31, 2011	$3,455	$1,992	$4,311	$1,136
Year Ended Dec. 31, 2010	$1,173	$3,756	$1,474	$3,455
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Unrestricted Storm Reserve
Year Ended Dec. 31, 2012	$1,403	$10,968	$10,579	$1,792
Year Ended Dec. 31, 2011	$1,454	$2,000	$2,051	$1,403
Year Ended Dec. 31, 2010	$1,146	$543	$235	$1,454

Restricted Storm Reserve
Year Ended Dec. 31, 2012	$24,880	$1,485	$10,080	$16,285
Year Ended Dec. 31, 2011	$25,993	$887	$2,000	$24,880
Year Ended Dec. 31, 2010	$25,434	$857	$298	$25,993

CLECO POWER	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS Years Ended Dec. 31, 2012, 2011, and 2010
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	UNCOLLECTIBLE ACCOUNT WRITE-OFFS LESS RECOVERIES	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
Year Ended Dec. 31, 2012	$1,136	$828	$859	$1,105
Year Ended Dec. 31, 2011	$3,395	$1,972	$4,231	$1,136
Year Ended Dec. 31, 2010	$1,173	$3,696	$1,474	$3,395
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Unrestricted Storm Reserve
Year Ended Dec. 31, 2012	$1,403	$10,968	$10,579	$1,792
Year Ended Dec. 31, 2011	$1,454	$2,000	$2,051	$1,403
Year Ended Dec. 31, 2010	$1,146	$543	$235	$1,454

Restricted Storm Reserve
Year Ended Dec. 31, 2012	$24,880	$1,485	$10,080	$16,285
Year Ended Dec. 31, 2011	$25,993	$887	$2,000	$24,880
Year Ended Dec. 31, 2010	$25,434	$857	$298	$25,993

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Bruce A. Williamson
(Bruce A. Williamson)
(President, Chief Executive Officer and Director)

Date: February 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bruce A. Williamson	President, Chief Executive Officer and Director	February 19, 2013
(Bruce A. Williamson)	(Principal Executive Officer)
/s/ Darren J. Olagues	Senior Vice President - Chief Financial Officer	February 19, 2013
(Darren J. Olagues)	(Principal Financial Officer)
/s/ Terry L. Taylor	Controller & Chief Accounting Officer	February 19, 2013
(Terry L. Taylor)	(Principal Accounting Officer)

DIRECTORS*
J. PATRICK GARRETT
ELTON R. KING
LOGAN W. KRUGER
WILLIAM L. MARKS
PETER M. SCOTT III
SHELLEY STEWART, JR.
WILLIAM H. WALKER, JR.

*By:	/s/ Bruce A. Williamson	February 19, 2013
(Bruce A. Williamson, as Attorney-in-Fact)

CLECO CORPORATION
CLECO POWER	2012 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Bruce A. Williamson
(Bruce A. Williamson)
(Chief Executive Officer and Sole Manager)

Date: February 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bruce A. Williamson	Chief Executive Officer and Sole Manager	February 19, 2013
(Bruce A. Williamson)	(Principal Executive Officer)
/s/ Darren J. Olagues	Senior Vice President - Chief Financial Officer	February 19, 2013
(Darren J. Olagues)	(Principal Financial Officer)
/s/ Terry L. Taylor	Controller and Chief Accounting Officer	February 19, 2013
(Terry L. Taylor)	(Principal Accounting Officer)