Form 10-Q
period 2013-03-31
CLECO POWER LLC; CLECO CORP
filed 2013-04-29
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Large accelerated filer ☐           Accelerated filer ☐                Non-accelerated filer ☒  (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at April 25, 2013

Cleco Corporation	Common Stock, $1.00 Par Value	60,444,140

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

GLOSSARY OF TERMS
References in this filing to “Cleco”, including all items in Parts I and II, mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to “Cleco Power” mean Cleco Power LLC and its subsidiaries, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I and II are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or the LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, a wholly owned subsidiary of APH
Acadia Unit 1	Cleco Power’s 580-MW unit, combined cycle, natural gas-fired power plant located at the Acadia Power Station near Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW unit, combined cycle, natural gas-fired power plant located at the Acadia Power Station near Eunice, Louisiana
Acadiana Load Pocket
An area in south central Louisiana that has experienced transmission constraints caused by local load and lack of generation.  Transmission within the Acadiana Load Pocket is owned by several entities, including Cleco Power.

AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation
Cajun	Cajun Gas Energy L.L.C., a wholly owned subsidiary of third parties
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Cleco Innovations LLC	A wholly owned subsidiary of Cleco Corporation
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Coughlin	Coughlin Power Station, a combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010
DOE	United States Department of Energy
EAC	Environmental Adjustment Clause
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C., formerly Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection Agreement and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plans
Madison Unit 3	A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MISO	Midwest Independent Transmission System Operator
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
PLR	Private Letter Ruling
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
VaR	Value-at-Risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

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

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

•	changes in federal, state, or local laws and changes in tax laws or rates, or regulating policies,

•	the impact of current or future environmental laws and regulations, including those related to greenhouse gases

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

and energy efficiency that could limit or terminate the operation of certain generating units, increase costs, or reduce customer demand for electricity,

•	the ability of Cleco Power to recover from its customers the costs of compliance with environmental laws and regulations, and

•	the ability of Dolet Hills lignite reserve to provide sufficient fuel to the Dolet Hills Power Station until at least 2026.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012. All subsequent written and oral forward-looking statements attributable to the Registrants or persons acting on their behalf are expressly qualified in their entirety by the factors identified above.
The Registrants undertake no obligation to update any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Corporation
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Corporation’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2013	2012
Operating revenue
Electric operations	$229,425	$209,590
Other operations	11,543	10,946
Gross operating revenue	240,968	220,536
Electric customer credits	(21)	2,237
Operating revenue, net	240,947	222,773
Operating expenses
Fuel used for electric generation	85,365	73,064
Power purchased for utility customers	4,856	8,637
Other operations	26,924	27,700
Maintenance	17,635	17,235
Depreciation	34,032	31,846
Taxes other than income taxes	12,634	10,030
Loss (gain) on sale of assets	1,034	(33)
Total operating expenses	182,480	168,479
Operating income	58,467	54,294
Interest income	201	34
Allowance for other funds used during construction	1,164	1,017
Equity income from investees, before tax	—	1
Other income	2,273	9,375
Other expense	(435)	(656)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	21,831	20,968
Allowance for borrowed funds used during construction	(375)	(344)
Total interest charges	21,456	20,624
Income before income taxes	40,214	43,441
Federal and state income tax expense	13,081	13,410
Net income applicable to common stock	$27,133	$30,031

Average number of basic common shares outstanding	60,399,697	60,372,567
Average number of diluted common shares outstanding	60,667,401	60,598,975
Basic earnings per share
Net income applicable to common stock	$0.45	$0.50
Diluted earnings per share
Net income applicable to common stock	$0.45	$0.50
Cash dividends paid per share of common stock	$0.3375	$0.3125
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2013	2012
Net income	$27,133	$30,031
Other comprehensive income, net of tax:
Net gain on prior service cost (net of tax expense of $336 in 2013 and $165 in 2012)	536	363
Net gain on cash flow hedges (net of tax expense of $836 in 2013 and $2,774 in 2012)	1,337	4,435
Total other comprehensive income, net of tax	1,873	4,798
Comprehensive income, net of tax	$29,006	$34,829
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2013	AT DEC. 31, 2012
Assets
Current assets
Cash and cash equivalents	$46,467	$31,020
Restricted cash and cash equivalents	3,278	8,781
Customer accounts receivable (less allowance for doubtful accounts of $826 in 2013 and $1,105 in 2012)	39,636	39,293
Other accounts receivable	24,219	37,741
Taxes receivable, net	—	34,612
Unbilled revenue	23,817	28,662
Fuel inventory, at average cost	34,812	46,867
Material and supplies inventory, at average cost	59,668	58,232
Accumulated deferred federal and state income taxes, net	43,784	79,353
Accumulated deferred fuel	3,981	7,833
Cash surrender value of company-/trust-owned life insurance policies	59,437	57,346
Prepayments	4,240	5,951
Regulatory assets - other	9,379	11,095
Other current assets	3,618	552
Total current assets	356,336	447,338
Property, plant, and equipment
Property, plant, and equipment	4,185,832	4,140,194
Accumulated depreciation	(1,332,760)	(1,311,273)
Net property, plant, and equipment	2,853,072	2,828,921
Construction work in progress	172,093	180,540
Total property, plant, and equipment, net	3,025,165	3,009,461
Equity investment in investees	14,541	14,540
Prepayments	4,344	4,261
Restricted cash and cash equivalents	5,788	5,440
Restricted investments	10,853	10,852
Regulatory assets - deferred taxes, net	211,617	210,445
Regulatory assets - other	286,978	289,570
Net investment in direct financing lease	13,538	13,542
Intangible asset	117,401	120,545
Other deferred charges	20,571	21,355
Total assets	$4,067,132	$4,147,349
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT MAR. 31, 2013	AT DEC. 31, 2012
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$16,625	$91,140
Accounts payable	66,131	102,695
Customer deposits	46,576	45,553
Provision for rate refund	4,186	4,165
Taxes payable	21,415	—
Interest accrued	26,233	12,957
Interest rate risk management liability	424	2,627
Regulatory liabilities - other	3,296	8,255
Deferred compensation	10,163	9,626
Uncertain tax positions	686	686
Other current liabilities	15,765	16,926
Total current liabilities	211,500	294,630
Deferred credits
Accumulated deferred federal and state income taxes, net	740,436	762,992
Accumulated deferred investment tax credits	5,975	6,252
Postretirement benefit obligations	154,107	186,746
Restricted storm reserve	16,631	16,285
Uncertain tax positions	2,184	2,184
Tax credit fund investment, net	68,773	78,840
Contingent sale obligations	7,850	8,150
Other deferred credits	36,317	34,799
Total deferred credits	1,032,273	1,096,248
Long-term debt, net	1,314,229	1,257,258
Total liabilities	2,558,002	2,648,136
Commitments and Contingencies (Note 11)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 61,047,006 and 60,961,570 shares and outstanding 60,444,140 and 60,355,545 shares at March 31, 2013, and December 31, 2012, respectively	61,047	60,962
Premium on common stock	417,879	416,619
Retained earnings	1,081,663	1,075,074
Treasury stock, at cost, 602,866 and 606,025 shares at March 31, 2013, and December 31, 2012, respectively	(20,962)	(21,072)
Accumulated other comprehensive loss	(30,497)	(32,370)
Total shareholders’ equity	1,509,130	1,499,213
Total liabilities and shareholders’ equity	$4,067,132	$4,147,349
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2013	2012
Operating activities
Net income	$27,133	$30,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,586	38,445
Unearned compensation expense	1,510	1,329
Allowance for other funds used during construction	(1,164)	(1,017)
Net deferred income taxes	10,030	889
Deferred fuel costs	4,493	7,433
Cash surrender value of company-/trust-owned life insurance	(2,071)	(1,806)
Changes in assets and liabilities:
Accounts receivable	12,059	7,812
Unbilled revenue	4,845	4,302
Fuel, materials and supplies inventory	10,619	(4,187)
Prepayments	1,628	1,820
Accounts payable	(37,345)	(56,725)
Customer deposits	3,074	2,952
Postretirement benefit obligations	(32,422)	2,831
Regulatory assets and liabilities, net	(4,836)	(4,436)
Other deferred accounts	2,121	(1,883)
Taxes accrued	55,930	12,112
Interest accrued	13,276	4,511
Other operating	(4,019)	1,306
Net cash provided by operating activities	103,447	45,719
Investing activities
Additions to property, plant, and equipment	(44,887)	(43,487)
Allowance for other funds used during construction	1,164	1,017
Property, plant, and equipment grants	729	1,212
Return of equity investment in tax credit fund	9	10,215
Contributions to tax credit fund	(12,081)	(18,540)
Transfer of cash from restricted accounts	5,154	5,248
Purchase of restricted investments	(1,447)	—
Maturity of restricted investments	1,409	—
Other investing	240	(597)
Net cash used in investing activities	(49,710)	(44,932)

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2013	2012
Financing activities
Draws on credit facility	108,000	—
Payments on credit facility	(118,000)	(10,000)
Issuance of long-term debt	60,000	—
Retirement of long-term debt	(7,129)	(17,847)
Repurchase of long-term debt	(60,000)	—
Dividends paid on common stock	(20,593)	(19,144)
Other financing	(568)	(123)
Net cash used in financing activities	(38,290)	(47,114)
Net increase (decrease) in cash and cash equivalents	15,447	(46,327)
Cash and cash equivalents at beginning of period	31,020	93,576
Cash and cash equivalents at end of period	$46,467	$47,249
Supplementary cash flow information
Interest paid (net of amount capitalized)	$6,326	$8,251
Income taxes (refunded) paid, net	$(45,343)	$6
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$9,191	$6,974
Non-cash additions to property, plant, and equipment, net	$1,134	$3,333
Issuance of common stock – ESPP	$78	$86
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Power
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2013	2012
Operating revenue
Electric operations	$229,425	$209,590
Other operations	11,038	10,448
Affiliate revenue	336	345
Gross operating revenue	240,799	220,383
Electric customer credits	(21)	2,237
Operating revenue, net	240,778	222,620
Operating expenses
Fuel used for electric generation	85,365	73,064
Power purchased for utility customers	9,693	9,871
Other operations	25,373	26,343
Maintenance	14,794	16,014
Depreciation	32,330	30,090
Taxes other than income taxes	11,458	8,932
Total operating expenses	179,013	164,314
Operating income	61,765	58,306
Interest income	198	30
Allowance for other funds used during construction	1,164	1,017
Other income	697	1,096
Other expense	(444)	(651)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	21,724	18,830
Allowance for borrowed funds used during construction	(375)	(344)
Total interest charges	21,349	18,486
Income before income taxes	42,031	41,312
Federal and state income tax expense	14,238	14,507
Net income	$27,793	$26,805
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2013	2012
Net income	$27,793	$26,805
Other comprehensive income, net of tax:
Net gain on prior service cost (net of tax expense of $157 in 2013 and $75 in 2012)	251	204
Net gain on cash flow hedges (net of tax expense of $836 in 2013 and $2,774 in 2012)	1,337	4,435
Total other comprehensive income, net of tax	1,588	4,639
Comprehensive income, net of tax	$29,381	$31,444
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2013	AT DEC. 31, 2012
Assets
Utility plant and equipment
Property, plant, and equipment	$3,917,225	$3,871,940
Accumulated depreciation	(1,246,863)	(1,227,078)
Net property, plant, and equipment	2,670,362	2,644,862
Construction work in progress	166,100	176,584
Total utility plant, net	2,836,462	2,821,446
Current assets
Cash and cash equivalents	42,439	23,368
Restricted cash and cash equivalents	3,278	8,781
Customer accounts receivable (less allowance for doubtful accounts of $826 in 2013 and $1,105 in 2012)	39,636	39,293
Accounts receivable - affiliate	1,125	2,991
Other accounts receivable	23,881	37,562
Unbilled revenue	23,817	28,662
Fuel inventory, at average cost	34,812	46,867
Material and supplies inventory, at average cost	56,872	55,472
Accumulated deferred federal and state income taxes, net	53,897	87,286
Accumulated deferred fuel	3,981	7,833
Cash surrender value of company-owned life insurance policies	20,944	20,842
Prepayments	3,270	4,415
Regulatory assets - other	9,379	11,095
Other current assets	2,685	371
Total current assets	320,016	374,838
Equity investment in investee	14,532	14,532
Prepayments	4,344	4,261
Restricted cash and cash equivalents	5,691	5,343
Restricted investments	10,853	10,852
Regulatory assets - deferred taxes, net	211,617	210,445
Regulatory assets - other	286,978	289,570
Intangible asset	117,401	120,545
Other deferred charges	19,209	19,897
Total assets	$3,827,103	$3,871,729

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT MAR. 31, 2013	AT DEC. 31, 2012
Liabilities and member’s equity
Member’s equity	$1,349,300	$1,319,919
Long-term debt, net	1,299,229	1,232,258
Total capitalization	2,648,529	2,552,177
Current liabilities
Long-term debt due within one year	16,625	91,140
Accounts payable	57,570	89,782
Accounts payable - affiliate	6,831	10,097
Customer deposits	46,576	45,553
Provision for rate refund	4,186	4,165
Taxes payable	10,029	1,328
Interest accrued	27,350	13,893
Interest rate risk management liability	424	2,627
Regulatory liabilities - other	3,296	8,255
Other current liabilities	12,220	11,746
Total current liabilities	185,107	278,586
Commitments and Contingencies (Note 11)
Deferred credits
Accumulated deferred federal and state income taxes, net	829,744	845,769
Accumulated deferred investment tax credits	5,975	6,252
Postretirement benefit obligations	104,699	137,637
Restricted storm reserve	16,631	16,285
Uncertain tax positions	222	222
Other deferred credits	36,196	34,801
Total deferred credits	993,467	1,040,966
Total liabilities and member’s equity	$3,827,103	$3,871,729
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2013	2012
Operating activities
Net income	$27,793	$26,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,094	33,049
Unearned compensation expense	331	297
Allowance for other funds used during construction	(1,164)	(1,017)
Net deferred income taxes	14,560	14,052
Deferred fuel costs	4,493	7,433
Cash surrender value of company-owned life insurance	(102)	(107)
Changes in assets and liabilities:
Accounts receivable	12,098	7,326
Accounts and notes receivable, affiliate	2,033	286
Unbilled revenue	4,845	4,302
Fuel, materials and supplies inventory	10,655	(4,105)
Prepayments	1,062	1,085
Accounts payable	(31,744)	(47,174)
Accounts and notes payable, affiliate	(3,621)	11,102
Customer deposits	3,074	2,952
Postretirement benefit obligations	(32,903)	1,673
Regulatory assets and liabilities, net	(4,836)	(4,436)
Other deferred accounts	1,650	(4,795)
Taxes accrued	8,688	(2,171)
Interest accrued	13,457	5,330
Other operating	(2,365)	(220)
Net cash provided by operating activities	63,098	51,667
Investing activities
Additions to property, plant, and equipment	(43,599)	(42,661)
Allowance for other funds used during construction	1,164	1,017
Property, plant, and equipment grants	729	1,212
Transfer of cash from restricted accounts	5,154	5,248
Purchase of restricted investments	(1,447)	—
Maturity of restricted investments	1,409	—
Other investing	259	271
Net cash used in investing activities	(36,331)	(34,913)
Financing activities
Draws on credit facility	90,000	—
Payments on credit facility	(90,000)	—
Issuance of long-term debt	60,000	—
Retirement of long-term debt	(7,129)	(17,847)
Repurchase of long-term debt	(60,000)	—
Distribution to parent	—	(30,000)
Other financing	(567)	(480)
Net cash used in financing activities	(7,696)	(48,327)
Net increase (decrease) in cash and cash equivalents	19,071	(31,573)
Cash and cash equivalents at beginning of period	23,368	67,458
Cash and cash equivalents at end of period	$42,439	$35,885
Supplementary cash flow information
Interest paid (net of amount capitalized)	$6,260	$8,180
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$7,634	$11,262
Non-cash additions to property, plant, and equipment, net	$1,134	$3,333
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 10	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Storm Restoration	Cleco Corporation and Cleco Power
Note 14	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Basis of Presentation
The condensed consolidated financial statements of Cleco Corporation and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. Because the interim condensed consolidated financial statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the condensed consolidated financial statements and other information included in this quarterly report should be read in conjunction with the consolidated financial statements and accompanying notes in Cleco’s combined Form 10-K for the year ended December 31, 2012.
These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the financial position and results of operations of Cleco. Amounts reported in Cleco’s interim financial statements are not necessarily indicative of amounts expected for the annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices, and other factors.
In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. For more information on recent authoritative guidance and its effect on financial results, see Note 2 — “Recent Authoritative Guidance.”

Property, Plant, and Equipment
Property, plant, and equipment consists primarily of regulated utility generation and energy transmission assets. Regulated assets, utilized primarily for retail operations and electric transmission and distribution, are stated at the cost of construction, which includes certain materials, labor, payroll taxes and benefits, administrative and general costs, and the estimated cost of funds used during construction. Jointly owned assets are reflected in property, plant, and equipment at Cleco Power’s share of the cost to construct or purchase the assets. Cleco’s property, plant, and equipment consisted of:

(THOUSANDS)	AT MAR. 31, 2013	AT DEC. 31, 2012
Regulated utility plants	$3,917,225	$3,871,940
Other	268,607	268,254
Total property, plant, and equipment	4,185,832	4,140,194
Accumulated depreciation	(1,332,760)	(1,311,273)
Net property, plant, and equipment	$2,853,072	$2,828,921

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT MAR. 31, 2013	AT DEC. 31, 2012
Diversified Lands’ mitigation escrow	$97	$97
Cleco Katrina/Rita’s storm recovery bonds	3,278	8,781
Cleco Power’s future storm restoration costs	5,691	5,343
Total restricted cash and cash equivalents	$9,066	$14,221

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of operating expenses, interest, and principal on storm recovery bonds. During the three months ended March 31, 2013, Cleco Katrina/Rita collected $4.9 million net of operating expenses. In March 2013, Cleco Katrina/Rita used $7.1 million for scheduled storm recovery bond principal payments and $3.3 million for related interest.

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
Cleco Power may enter into positions to mitigate the volatility in customer fuel costs. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of energy risk management assets or liabilities. Such gain or loss is deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses will be included in the FAC and reflected on customers’ bills as a component of the fuel cost adjustment.
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
Cleco has entered into various contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For these contracts in which Cleco is hedging the variability of cash flows related to forecasted transactions that qualify as cash flow hedges, the changes in the fair value of such derivative instruments are reported in other comprehensive income. To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be documented to include the risk management objective and strategy, and, at inception and on an ongoing basis, the effectiveness of the hedge in offsetting the changes in the cash flows of the item being hedged. Gains or losses accumulated in other comprehensive income are reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of hedges will be recognized in current period earnings unless management determines that it is probable that the costs will be recovered through the rate-making process. If management determines that it is probable that the costs will be recovered from customers, then they will be recognized as a regulatory asset or liability and amortized to earnings over the life of the related debt. For those contracts in which Cleco is hedging the variability of cash flows related to forecasted transactions that do not qualify as cash flow hedges, the changes in the fair value of such derivative instruments will be recognized in current period earnings unless management determines that it is probable that the costs will be recovered from customers through the rate-making process. If management determines that it is probable that the costs will be recovered from customers, then they will be recognized as a regulatory asset or liability and amortized to earnings over the life of the related debt. For more information on the interest rate risk contracts, see Note 4 — “Fair Value Accounting — Interest Rate Derivatives.”

Reclassifications
Certain reclassifications have been made to the 2012 financial statements to conform them to the presentation used in the 2013 financial statements. These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.
During the second quarter of 2012, the Registrants began presenting the LPSC allowable portion of the amortization of the plant acquisition adjustment related to Acadia Unit 1 as depreciation expense on the Registrants’ Condensed Consolidated Statements of Income. Previously, this amortization was presented as other expense. The Registrants have reclassified prior year amounts to conform to this presentation. This change increased depreciation and decreased other expenses by $0.7 million for the three months ended March 31, 2012.
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
Cleco and Cleco Power’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012, have been adjusted to correct the presentation of cash flows related to additions to property, plant, and equipment. These corrections had no impact on the

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

Registrants’ cash and cash equivalents, financial condition, or results of operations. Management believes that these corrections did not have a material effect on the Registrants’

Condensed Consolidated Statements of Cash Flows. The corrections to the March 31, 2012 Condensed Consolidated Statements of Cash Flows are presented in the following table:

		CLECO			CLECO POWER
	FOR THE THREE MONTHS ENDED MAR. 31, 2012
(THOUSANDS)	AS REPORTED	AS ADJUSTED		AS REPORTED	AS ADJUSTED
Accounts receivable	$6,253	$7,812	*	$5,767	$7,326	*
Other deferred accounts	$(5,835)	$(1,883	)*	$(8,747)	$(4,795	)*
Net cash provided by operating activities	$41,373	$45,719	*	$47,513	$51,667	*
Additions to property, plant, and equipment	$(39,380)	$(43,487	)*	$(38,507)	$(42,661	)*
Net cash used in investing activities	$(40,825)	$(44,932	)*	$(30,759)	$(34,913	)*
Net decrease in cash and cash equivalents	$(46,327)	$(46,327)		$(31,573)	$(31,573)
Cash and cash equivalents at the beginning of the period	$93,576	$93,576		$67,458	$67,458
Cash and cash equivalents at the end of the period	$47,249	$47,249		$35,885	$35,885
*These amounts have been revised from the amounts reported in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 to conform to the presentation in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Earnings per Average Common Share
The following tables show the calculation of basic and diluted earnings per share:

				FOR THE THREE MONTHS ENDED MAR. 31,
			2013			2012
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$27,133	60,399,697	$0.45	$30,031	60,372,567	$0.50
Effect of dilutive securities
Add: stock option grants		—			13,097
Add: restricted stock (LTICP)		267,704			213,311
Diluted net income applicable to common stock	$27,133	60,667,401	$0.45	$30,031	60,598,975	$0.50

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price. There were no stock option grants excluded from the computation of diluted earnings per share for the three months ended March 31, 2012, due to the average market price being higher than the exercise prices of the stock options. All stock options were exercised during 2012 and no additional options were granted during the three months ended March 31, 2013.

Stock-Based Compensation
At March 31, 2013, Cleco had two stock-based compensation plans, the ESPP and the LTICP. Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement. Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
During the first quarter of 2013, Cleco granted 139,048 shares of non-vested stock to certain officers, key employees, and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2013	2012	2013	2012
Equity classification
Non-vested stock	$1,428	$1,055	$331	$214
Stock options	—	5	—	—
Total equity classification	$1,428	$1,060	$331	$214
Liability classification
Common stock equivalent units	$1	$188	$—	$83
Total pre-tax compensation expense	$1,429	$1,248	$331	$297
Tax benefit	$550	$480	$127	$114

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

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

In February 2013, FASB clarified the scope of revised disclosure requirements related to balance sheet offsetting that was issued in December 2011. The amendment clarifies that the scope applies to derivatives accounted for in accordance with the authoritative guidance for derivatives and hedging. The adoption of this revision is required for interim and annual periods beginning on or after January 1, 2013. The adoption of this revision did not have any impact on the financial condition or results of operations of the Registrants because it relates to disclosures, and no additional disclosures were required.
In February 2013, FASB revised the disclosure requirements related to items reclassified out of accumulated other comprehensive income. This guidance is intended to improve the transparency of changes in OCI. This revision is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Cleco adopted the revisions to this amendment during the first quarter of 2013. The adoption of this revision did not have any impact on the financial condition or results of operations of the Registrants because it relates to disclosures. For more information on items reclassified out of accumulated other comprehensive income, see Note 14 — “Accumulated Other Comprehensive Loss.”
In March 2013, FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The adoption of this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the financial condition or results of operations of the Registrants.

Note 3 — Regulatory Assets and Liabilities
Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process. The following table summarizes Cleco Power’s regulatory assets and liabilities at March 31, 2013 and December 31, 2012:

(THOUSANDS)	AT MAR. 31, 2013	AT DEC. 31, 2012
Regulatory assets – deferred taxes, net	$211,617	$210,445
Mining costs	$15,931	$16,569
Interest costs	6,213	6,304
Asset removal costs	884	867
Postretirement plan costs	153,103	156,458
Tree trimming costs	4,978	5,656
Training costs	7,291	7,330
Storm surcredits, net	6,931	6,211
Construction carrying costs	3,131	4,697
Lignite mining agreement contingency	3,781	3,781
Power purchase agreement capacity costs	7,219	6,217
AMI deferred revenue requirement	2,141	1,483
AFUDC equity gross-up	74,145	74,158
Rate case costs	447	581
Acadia Unit 1 acquisition costs	2,839	2,865
IRP/RFP costs	—	39
AMI pilot costs	—	22
Financing costs	7,186	7,282
Biomass costs	137	145
Total regulatory assets – other	$296,357	$300,665
Construction carrying costs	(3,296)	(8,255)
Fuel and purchased power	3,981	7,833
Total regulatory assets, net	$508,659	$510,688

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
On January 29, 2013, Cleco Power requested to expend and defer up to $8.0 million in additional tree management costs. Cleco Power requested similar accounting treatment as authorized in the initial tree extraction request and requested authorization to accrue actual expenditures to a regulatory asset through the completion date of the tree extraction effort. Cleco Power anticipates a completion date of December 31, 2014 for this phase of the tree extraction project. The LPSC approved this request on April 4, 2013.

Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Madison Unit 3. Terms of the approval included authorization for Cleco Power to collect from customers a portion of the carrying costs of capital during the construction phase of the unit. Cleco Power’s retail rate plan established that Cleco Power return carrying costs to customers and record a regulatory asset for all carrying costs incurred by Cleco Power above the actual amount collected from customers. These costs are being amortized over a four-year period. As of March 31, 2013, Cleco Power had returned $163.1 million to customers. At March 31, 2013, $3.3 million is due to be returned to customers within one year.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

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

AMI Deferred Revenue Requirement
In February 2011, the LPSC approved Cleco Power’s stipulated settlement in Docket No. U-31393 allowing Cleco Power to defer, as a regulatory asset, the estimated revenue requirements for the AMI project. The amount of the regulatory asset, including carrying charges, is capped by the LPSC at $20.0 million. The regulatory asset will amortize by the end of the economic life of the project, currently estimated at 15 years.

Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. For the three months ended March 31, 2013, approximately 88% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.
The $3.9 million decrease in the under-recovered costs was primarily due to a decrease in fuel and purchased power costs.

Note 4 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, other accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco and Cleco Power’s long-term debt are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt with similar maturities.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments subject to fair value accounting.

Cleco
	AT MAR. 31, 2013		AT DEC. 31, 2012
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash and cash equivalents	$46,467	$46,467	$31,020	$31,020
Restricted cash and cash equivalents	$9,066	$9,066	$14,221	$14,221
Long-term debt, excluding debt issuance costs	$1,328,069	$1,534,758	$1,345,198	$1,579,674

Cleco Power
	AT MAR. 31, 2013		AT DEC. 31, 2012
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash and cash equivalents	$42,439	$42,439	$23,368	$23,368
Restricted cash and cash equivalents	$8,969	$8,969	$14,124	$14,124
Long-term debt, excluding debt issuance costs	$1,313,069	$1,519,758	$1,320,198	$1,554,674

At March 31, 2013, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. Cleco had $48.5 million ($39.6 million of cash equivalents and $8.9 million of restricted cash equivalents) in short-term investments in institutional money market funds. Cleco Power had $46.4 million ($37.6 million of cash equivalents and $8.8 million of restricted cash equivalents) in short-term investments in institutional money market funds. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power.

Restricted Investments
In September 2007, the LPSC authorized the funding and securitization of a $50.0 million reserve for Cleco Power’s future storm costs. On July 1, 2012, Cleco Power transferred $13.0 million of the related restricted cash and cash equivalents to an outside investment manager. Investments made by the investment manager are restricted to the criteria established by management in Cleco Power’s guidelines for short-term investments. At March 31, 2013, the investments included cash and cash equivalents and debt securities.
The cash and cash equivalents are reflected in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2013, as restricted cash and cash equivalents and approximate fair value because of their short-term nature.
The debt securities were recorded at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2013, as restricted investments. The investments in debt securities include municipal bonds and commercial paper with original maturity dates of more than three months and are classified as available-for-sale securities and are reported at fair value. Because Cleco Power’s investment strategy for these investments is within the requirements established by the LPSC for the restricted reserve fund, realized and unrealized gains and losses, interest income, investment management fees, and custody fees are recorded directly to Cleco Power’s restricted storm reserve rather than in earnings or other comprehensive income. As a result, no amounts will be recorded to other comprehensive income for these investments.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

Quarterly, Cleco Power’s available-for-sale debt securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary.
Management determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity and regulatory requirements. For Cleco Power’s impaired debt securities for which there was no intent or expected requirement to sell, the evaluation assesses whether it is likely the amortized cost will be recovered considering the nature of the securities, credit rating, financial condition of the issuer, or the extent and duration of the unrealized loss and market conditions. If Cleco Power determines that an other-than-temporary decline in value exists on its debt securities, the investments would be written down to fair value with a new cost basis established. Declines in fair value below cost basis that are determined to be other-than-temporary would be recorded to Cleco Power’s restricted storm reserve. The unrealized losses on Cleco Power’s debt securities as of March 31, 2013, were caused by interest rate movements. Cleco Power does not intend to sell the debt securities and has determined it is more likely than not that it will not be required to sell the investments before recovery of the amortized cost value. Cleco Power determined there were no material other-than-temporary impairments on its debt securities at March 31, 2013.
The following table provides a reconciliation of Cleco Power’s available-for-sale debt securities from amortized cost to fair value at March 31, 2013 and December 31, 2012:

	AT MAR. 31, 2013				AT DEC. 31, 2012
(THOUSANDS)	AMORTIZED COST	TOTAL UNREALIZED GAINS (1)	TOTAL UNREALIZED LOSSES (1)	FAIR VALUE	AMORTIZED COST	TOTAL UNREALIZED GAINS (1)	TOTAL UNREALIZED LOSSES (1)	FAIR VALUE
Municipal bonds	$9,567	$4	$16	$9,555	$10,228	$3	$28	$10,203
Commercial paper	1,298	—	—	1,298	649	—	—	649
Total available-for-sale debt securities	$10,865	$4	$16	$10,853	$10,877	$3	$28	$10,852
(1) Unrealized gains and losses are recorded to the restricted storm reserve.

Cleco Power recognized less than $0.1 million unrealized mark-to-market gains in the restricted storm reserve for the three months ended March 31, 2013.
The following table summarizes the debt securities that were in an unrealized loss position at March 31, 2013, but for which no other-than-temporary impairment was recognized:

		LESS THAN 12 MONTHS	12 MONTHS OR LONGER
(THOUSANDS)	AGGREGATE UNREALIZED LOSS	AGGREGATE RELATED FAIR VALUE	AGGREGATE UNREALIZED LOSS	AGGREGATE RELATED FAIR VALUE
Municipal bonds	$16	$7,034	$—	$—

At March 31, 2013, the fair value of Cleco Power’s available-for-sale debt securities by contractual maturity was:

(THOUSANDS)	AT MAR. 31, 2013
One year or less	$6,286
Over one year through five years	4,567
Total fair value	$10,853

There were no realized gains or losses on Cleco Power’s available-for-sale debt securities during the three months ended March 31, 2013. Realized gains and losses will be determined on a specific identification basis.

Interest Rate Derivatives

Forward Starting Interest Rate Swap
On November 14, 2011, Cleco Power entered into a pay fixed/receive variable forward starting interest rate swap contract in order to mitigate the interest rate exposure on coupon payments related to the remaining $50.0 million fixed-rate forecasted debt issuance. The forward starting interest rate swap has a spot 30-year all-in swap rate of 3.05%, notional amount of $50.0 million, with the pricing date of May 14, 2013, or the issuance of the notes, whichever is earlier. The forward starting interest rate swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging and is carried on the balance sheet at its fair value. The fair value of the forward starting interest rate swap is calculated by the net of the present value of the fixed payments to be paid by Cleco Power and the present value of the three-month LIBOR payments to be received by Cleco Power. Since future LIBOR rates are not available for each month until termination, quoted LIBOR rates from an active exchange for observable time periods were used to create a forward LIBOR curve for all months until termination. Because of the inputs and common techniques used to calculate fair value, the swap valuation was considered Level 2. Cleco Power recognized $1.8 million and $4.7 million of unrealized mark-to-market gains in other comprehensive income for the three months ended March 31, 2013 and 2012, respectively. The fair market value of $0.4 million and $2.6 million for the forward starting interest rate swap was recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as an interest rate risk management liability at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, Cleco Power determined that the forward starting interest rate swap ceased to be highly effective in offsetting changes in the cash flows of the forecasted coupon payments and discontinued hedge accounting prospectively. The forward starting interest rate swap will continue to be carried at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as an interest rate risk management asset or liability until the pricing date of May 14, 2013, or the issuance of the notes, whichever is earlier. Changes in the fair value of the forward starting interest rate swap will be recorded as deferred financing costs on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets until the pricing date of May 14, 2013, or the issuance of the notes, whichever is earlier. The $0.4 million loss on the forward starting interest rate swap at March 31, 2013, will remain in accumulated other comprehensive income and will be reclassified into interest expense over the life of the forecasted debt issuance. There was no impact to earnings due to ineffectiveness for the three months ended March 31, 2013 and 2012.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

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

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MAR. 31, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$49,963	$—	$49,963	$—	$39,489	$—	$39,489	$—
Municipal bonds	9,555	—	9,555	—	10,203	—	10,203	—
Total assets	$59,518	$—	$59,518	$—	$49,692	$—	$49,692	$—
Liability Description
Interest rate derivatives	$424	$—	$424	$—	$2,627	$—	$2,627	$—
Long-term debt	1,534,758	—	1,534,758	—	1,579,674	—	1,579,674	—
Total liabilities	$1,535,182	$—	$1,535,182	$—	$1,582,301	$—	$1,582,301	$—

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MAR. 31, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$47,867	$—	$47,867	$—	$33,292	$—	$33,292	$—
Municipal bonds	9,555	—	9,555	—	10,203	—	10,203	—
Total assets	$57,422	$—	$57,422	$—	$43,495	$—	$43,495	$—
Liability Description
Interest rate derivatives	$424	$—	$424	$—	$2,627	$—	$2,627	$—
Long-term debt	1,519,758	—	1,519,758	—	1,554,674	—	1,554,674	—
Total liabilities	$1,520,182	$—	$1,520,182	$—	$1,557,301	$—	$1,557,301	$—

The institutional money market funds were reported on the Cleco Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, non-current restricted cash and cash equivalents, and restricted investments of $39.6 million, $3.3 million, $5.8 million, and $1.3 million, respectively, at March 31, 2013. At Cleco Power, the institutional money market funds were reported on the Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, non-current restricted cash and cash equivalents, and restricted investments and were $37.6 million, $3.3 million, $5.7 million, and $1.3 million, respectively, at March 31, 2013.
The municipal bonds were reported on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets in restricted investments in the amount of $9.6 million at March 31, 2013.
The forward starting interest rate swap was reported on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as a current liability in the line item interest rate risk management liability in the amount of $0.4 million at March 31, 2013.
Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities. The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return. For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach. These techniques have been applied consistently from fiscal period to fiscal period. Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Cleco had no Level 3 assets or liabilities at March 31, 2013 or December 31, 2012.
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

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
The Level 2 municipal bonds consisted of a single class. In order to maximize income and to meet the requirements established by the LPSC for the restricted reserve fund, restricted cash and cash equivalents were invested in short-term, fixed-income debt instruments in order to maintain safety and liquidity. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the municipal bonds. Quarterly, Cleco receives reports from the trustee for the investment manager which provides the fair value measurement. Cleco performs an evaluation of those reports to verify the fair value of the securities.
The Level 2 interest rate derivative was one forward starting interest rate swap liability that consisted of a single class that only contains one instrument. The risks are changes in the three-month LIBOR rate and counterparty risk. This instrument is with a direct counterparty and not traded through an exchange.
The Level 2 long-term debt liability consists of a single class. In order to fund capital requirements, Cleco issues long-term, fixed rate debt with various tenors. The fair value of this class fluctuates as the market interest rates for fixed rate debt with similar tenors and credit ratings change. The fair value of the debt could also change from period to period due to changes in the credit rating of the Cleco entity that issued the debt.
Cleco has a policy which states that transfers between Levels 1, 2, and 3 are recognized at the end of a reporting period. During the three months ended March 31, 2013, and the year ended December 31, 2012, Cleco did not experience any transfers between levels.

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
At March 31, 2013, Cleco Power determined that the forward starting interest rate swap ceased to be highly effective in offsetting changes in the cash flows of the forecasted coupon payments and discontinued hedge accounting prospectively. The forward starting interest rate swap will continue to be carried at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as an interest rate risk management asset or liability until the pricing date of May 14, 2013, or the issuance of the notes, whichever is earlier. Changes in the fair value of the forward starting interest rate swap will be recorded as deferred financing costs on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets until the pricing date of May 14, 2013, or the issuance of the notes, whichever is earlier. At December 31, 2012, Cleco and Cleco Power’s Condensed Consolidated Balance Sheets had no derivative instruments not designated as hedging instruments.
For the three months ended March 31, 2013, there was no effect on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for derivatives not designated as hedging instruments. For the three months ended March 31,

2012, Cleco and Cleco Power recognized a loss of $3.5 million on derivatives not designated as hedging instruments. In accordance with the authoritative guidance for regulated operations, there were no unrealized gains or losses and no deferred losses associated with fuel cost hedges reported in Accumulated deferred fuel on the balance sheet as of March 31, 2013 and December 31, 2012. As gains and losses are realized in future periods, they will be recorded as Fuel used for electric generation on the income statement.
At March 31, 2013 and December 31, 2012, Cleco Power had no open positions hedged for natural gas fuel costs.
The following table presents the effect of derivatives designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012.

	FOR THE THREE MONTHS ENDED MAR. 31,
	2013			2012
(THOUSANDS)	AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives (1)	$1,762	$(20	)*	$4,657	$1	*
* The gain (loss) reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) During the three months ended March 31, 2013 and 2012, Cleco recorded $0.4 million and $2.6 million of ineffectiveness related to the interest rate derivatives as a regulatory asset, respectively.

At March 31, 2013, Cleco Power expected $0.3 million of the effective portion of deferred net losses related to interest rate derivatives to be reclassed from accumulated OCI to interest charges over the next 12 months.

Note 5 — Debt

Short-term Debt
At March 31, 2013 and December 31, 2012, Cleco and Cleco Power had no short-term debt outstanding.

Long-term Debt
At March 31, 2013, Cleco’s long-term debt outstanding was $1.33 billion, of which $16.6 million was due within one year. The long-term debt due within one year at March 31, 2013, represents $14.4 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.2 million of capital lease payments.
For Cleco, long-term debt decreased $17.5 million from December 31, 2012, primarily due to $60.0 million of solid waste disposal bonds reacquired in March 2013, a $10.0 million reduction in Cleco Corporation’s credit facility draws, a $7.1 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2013, and a $0.5 million decrease in capital lease obligations. These decreases were partially offset by a $60.0 million bank term loan entered into in March 2013 and debt discount amortizations of $0.1 million.
At March 31, 2013, Cleco Power’s long-term debt outstanding was $1.32 billion of which $16.6 million was due within one year. The long-term debt due within one year at March 31, 2013, represents $14.4 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.2 million of capital lease payments.
For Cleco Power, long-term debt decreased $7.5 million primarily due to $60.0 million of solid waste disposal bonds

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

reacquired in March 2013, a $7.1 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2013, and a $0.5 million decrease in capital lease obligations. These decreases were partially offset by a $60.0 million bank term loan entered into in March 2013 and debt discount amortizations of $0.1 million.
Cleco Power’s $60.0 million solid waste disposal facility bonds due 2037, which were issued by the Rapides Finance Authority for the benefit of Cleco Power in November 2007, were required to be mandatorily tendered by the bondholders for purchase on March 1, 2013, pursuant to the terms of the indenture. The bonds were issued in connection with a loan agreement between the Rapides Finance Authority and Cleco Power. On March 1, 2013, Cleco Power purchased all $60.0 million outstanding bonds at face value plus $1.6 million of accrued interest with Cleco Power’s revolving credit facility. In connection with the purchase, the interest rate of the bonds will reset each week based on the Securities Industry and Financial Markets Association index. The initial interest rate of the bonds at March 1, 2013, was 0.11% per annum. Interest expense will continue to be recorded with a corresponding amount recorded as interest income, excluding amortization of debt issuance costs. Although the bonds remain outstanding, Cleco Power has the right to redeem and cancel the debt at any time without approval of the Rapides Finance Authority. In accordance with the authoritative guidance, the bonds are considered extinguished and Cleco Power is holding the debt as treasury bonds, resulting in a net presentation on Cleco and Cleco Power's Condensed Consolidated Balance Sheets. Cleco Power has the option to remarket the bonds for new terms and new interest rates, both to be determined by market conditions.
On March 20, 2013, Cleco Power entered into a bank term loan agreement in the amount of $60.0 million. The interest rate under the agreement at March 31, 2013, was 1.085%. The interest rate is based on LIBOR and resets on a monthly basis. Proceeds of the loan agreement were used to repay draws under Cleco Power's revolving credit facility. The loan matures on May 29, 2015.

Credit Facilities
At March 31, 2013, Cleco Corporation had $15.0 million borrowings outstanding under its $250.0 million credit facility at an interest rate of 1.71%. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2016. The borrowing costs under the facility are equal to one-month LIBOR plus 1.50% or ABR, plus facility fees of 0.25%. The existing borrowings had 30-day terms. The $15.0 million draw matured and was renewed on April 29, 2013.
At March 31, 2013, Cleco Power had no borrowings outstanding under its existing credit facility.

Note 6 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. In January 2013, Cleco Power made $34.0 million in discretionary contributions to the pension plan. Cleco does not expect to make any additional discretionary contributions to the pension plan for the remainder of the year. During 2012, Cleco made no discretionary or required contributions to the pension plan. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.
Cleco’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three months ended March 31, 2013 and 2012, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2013	2012	2013	2012
Components of periodic benefit cost:
Service cost	$2,484	$2,149	$314	$397
Interest cost	4,437	4,430	481	476
Expected return on plan assets	(5,764)	(5,194)	—	—
Amortizations:
Transition obligation	—	—	4	5
Prior period service cost	(18)	(18)	—	—
Net loss	3,373	1,783	318	200
Net periodic benefit cost	$4,512	$3,150	$1,117	$1,078

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three months ended March 31, 2013 and 2012, was $0.6 million and $0.5 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The current portion of the other benefits liability for Cleco was $3.1 million at March 31, 2013. The amount at December 31, 2012, was also $3.1 million. The current portion of the other benefits liability for Cleco Power was $2.9 million at March 31, 2013. The amount at December 31, 2012, was also $2.9 million. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, was $1.0 million and $0.9 million, respectively.

SERP
Certain Cleco executive officers are covered by the SERP. The SERP is a non-qualified, non-contributory, defined-benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years plus the

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

average of the three highest bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. Cleco does not fund the SERP liability but instead pays for current benefits out of the general funds available. Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired. No contributions to the SERP were made during the three months ended March 31, 2013 or 2012. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2013	2012
Components of periodic benefit cost:
Service cost	$506	$1,001
Interest cost	678	574
Amortizations:
Prior period service cost	14	14
Net loss	536	309
Net periodic benefit cost	$1,734	$1,898

The SERP liabilities are reported on the individual subsidiaries’ financial statements. At March 31, 2013, and December 31, 2012, the current portion of the SERP liability for Cleco was $2.7 million and $2.5 million, respectively. The current portion of the SERP liability for Cleco Power was $0.8 million at March 31, 2013. The amount at December 31, 2012, was also $0.8 million. The expense related to the SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.4 million for the three months ended March 31, 2013, compared to $0.3 million for the same period in 2012.

401(k) Plan
Most employees are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, Cleco makes matching contributions and funds dividend reinvestments with cash. Cleco’s 401(k) Plan expense for the three months ended March 31, 2013 and 2012 is as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2013	2012
401(k) Plan expense	$1,279	$1,493

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three months ended March 31, 2013, was $0.4 million and $0.4 million for the same period in 2012.

Note 7 — Income Taxes
The following table summarizes the effective income tax rates for Cleco and Cleco Power for the three month periods ended March 31, 2013 and 2012.

	FOR THE THREE MONTHS ENDED MAR. 31,
	2013	2012
Cleco	32.5%	30.9%
Cleco Power	33.9%	35.1%

Effective Tax Rates
For the three months ended March 31, 2013 and 2012, the effective income tax rate for Cleco was different than the federal statutory rate due to permanent tax deductions, flow-through of tax benefits associated with AFUDC equity, tax benefits delivered from Cleco's investment in the NMTC Fund, and state tax expense.
For the three months ended March 31, 2013 and 2012, the effective income tax rate for Cleco Power was different than the federal statutory rate due to permanent tax deductions, flow-through of tax benefits associated with AFUDC equity, and state tax expense.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of March 31, 2013, Cleco had a deferred tax asset resulting from NMTC carryforwards of $83.0 million. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
Cleco Corporation filed its 2011 federal income tax return and recorded a $477.7 million net operating loss carryforward. Of the $477.7 million net operating loss carryforward, $436.9 million is attributable to Cleco Power. The net operating loss carryforward was primarily related to a tax accounting method change for bonus depreciation associated with Madison Unit 3. On July 3, 2012, Cleco filed a PLR request with the IRS in order to determine the appropriateness and timing of the special depreciation for Madison Unit 3.  On December 28, 2012, Cleco received a favorable PLR from the IRS, consistent with the request allowing for the additional first year depreciation deduction in the amount of $411.0 million as reflected on Cleco Corporation’s 2011 federal income tax return. Cleco considers it more likely than not that these income tax losses generated on the 2011 income tax return will be utilized to reduce future income taxes. Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. The total amounts of uncertain tax positions and related interest payable and interest expense, as reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets and Statements of Income, are shown in the following tables.

(THOUSANDS)	AT MAR. 31, 2013	AT DEC. 31, 2012
Interest payable
Cleco	$1,352	$1,420
Cleco Power	$3,479	$3,358

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

The interest payable reflects the amount of interest anticipated to be paid to taxing authorities. These amounts do not include any offset for amounts that may be recovered from customers under existing rate orders. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders at March 31, 2013 and December 31, 2012, are $6.9 million and $6.2 million, respectively.

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2013	2012
Interest charges
Cleco	$(69)	$(5,640)
Cleco Power	$121	$(7,366)

The interest charges reflect the amount of interest anticipated to be paid to taxing authorities. These amounts do not include any offset for the amounts that may be recovered from or owed to customers under the existing rate orders.
The federal income tax years that remain subject to examination by the IRS are 2004 through 2012. The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2002 through 2011. At December 31, 2012, Cleco had $60.4 million deposited with the IRS, of which $43.5 million remained to either offset tax and interest liabilities for tax years subsequent to 2003 or to be refunded. Cleco received a refund of tax and interest in January 2013 from the IRS of $42.3 million relating to tax years 2001 through 2008.
Cleco is currently under audit by the IRS for the years 2007 through 2012. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of March 31, 2013, could decrease by a maximum of $0.7 million for Cleco and the balance for Cleco Power would be unchanged in the next 12 months as a result of reaching settlements with the IRS and state tax authorities. The settlements could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
Cleco classifies income tax penalties as a component of other expense. During 2013 and 2012, the amount of penalties recognized was immaterial.

Note 8 — Disclosures about Segments
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by first-tier subsidiary. Cleco’s reportable segments are Cleco Power and Midstream. The holding company, a shared services subsidiary, two transmission interconnection facility subsidiaries, and an investment subsidiary are shown as Other in the following tables.
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco Corporation’s Board of Directors. Each reportable segment prepared budgets for 2013 that were presented to and approved by Cleco Corporation’s Board of Directors.
The financial results of Cleco’s segments are presented on an accrual basis. Management evaluates the performance of its segments and allocates resources to them based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to the power purchase agreement between Cleco Power and Evangeline that began in 2012, and joint and common administrative support services provided by Support Group.

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MARCH 31,
2013 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$229,425	$—	$—	$—	$229,425
Tolling operations	—	4,837	—	(4,837)	—
Other operations	11,038	1	504	—	11,543
Electric customer credits	(21)	—	—	—	(21)
Affiliate revenue	336	—	11,925	(12,261)	—
Operating revenue, net	$240,778	$4,838	$12,429	$(17,098)	$240,947
Depreciation	$32,330	$1,500	$203	$(1)	$34,032
Interest charges	$21,349	$(239)	$163	$183	$21,456
Interest income	$198	$—	$(180)	$183	$201
Federal and state income tax expense (benefit)	$14,238	$(840)	$(317)	$—	$13,081
Net income (loss)	$27,793	$(1,334)	$674	$—	$27,133
Additions to long-lived assets	$41,558	$1,829	$561	$—	$43,948
Equity investment in investees	$14,532	$—	$8	$1	$14,541
Total segment assets	$3,827,103	$212,889	$174,057	$(146,917)	$4,067,132

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

2012 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$209,590	$—	$—	$—	$209,590
Tolling operations	—	1,234	—	(1,234)	—
Other operations	10,448	1	497	—	10,946
Electric customer credits	2,237	—	—	—	2,237
Affiliate revenue	345	—	11,607	(11,952)	$—
Operating revenue, net	$222,620	$1,235	$12,104	$(13,186)	$222,773
Depreciation	$30,090	$1,532	$224	$—	$31,846
Interest charges	$18,486	$1,471	$619	$48	$20,624
Interest income	$30	$—	$(44)	$48	$34
Equity loss from investees, before tax	$—	$—	$1	$—	$1
Federal and state income tax expense (benefit)	$14,507	$739	$(1,835)	$(1)	$13,410
Net income	$26,805	$1,090	$2,136	$—	$30,031
Additions to long-lived assets	$38,977	$(13)	$387	$—	$39,351
Equity investment in investees (1)	$14,532	$—	$8	$—	$14,540
Total segment assets (1)	$3,871,729	$215,342	$201,678	$(141,400)	$4,147,349
(1) Balances as of December 31, 2012

Note 9 — Electric Customer Credits
The current amount of Cleco Power’s annual retail earnings is subject to the terms of an FRP established by the LPSC effective February 12, 2010. The FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30. In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and seek rate recovery of the Coughlin asset. Cleco Power requested in its application that the FRP extension be effective through June 2020.
On October 31, 2012, Cleco Power filed its report for the 12 months ended June 30, 2012, which indicated that $1.7 million was due to be returned to customers. The ultimate amount of any customer refund is subject to LPSC approval. The accrual for estimated electric customer credits reflected on Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2013, was $4.2 million. At December 31, 2012, this amount was also $4.2 million.

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

Equity Method VIEs

Equity investment in investees at March 31, 2013, primarily represented Cleco Power’s $14.5 million investment in Oxbow. Equity investments that are less than 100% owned by Cleco

Innovations LLC represented less than $0.1 million of the total balance.

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco’s current assessment of its maximum exposure to loss related to Oxbow at March 31, 2013, consisted of its equity investment of $14.5 million. The following table presents the components of Cleco Power’s equity investment in Oxbow.

INCEPTION TO DATE (THOUSANDS)	AT MAR. 31, 2013	AT DEC. 31, 2012
Purchase price	$12,873	$12,873
Cash contributions	1,659	1,659
Total equity investment in investee	$14,532	$14,532

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

(THOUSANDS)	AT MAR. 31, 2013	AT DEC. 31, 2012
Oxbow’s net assets/liabilities	$29,065	$29,065
Cleco Power’s 50% equity	$14,532	$14,532
Cleco’s maximum exposure to loss	$14,532	$14,532

The following tables contain summarized financial information for Oxbow.

(THOUSANDS)	AT MAR. 31, 2013	AT DEC. 31, 2012
Current assets	$1,933	$1,814
Property, plant, and equipment, net	22,914	23,029
Other assets	4,262	4,248
Total assets	$29,109	$29,091
Current liabilities	$44	$26
Partners’ capital	29,065	29,065
Total liabilities and partners’ capital	$29,109	$29,091

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2013	2012
Operating revenue	$429	$381
Operating expenses	429	381
Income before taxes	$—	$—

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

Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute). CERCLA establishes several classes of PRPs for a contaminated site, and imposes strict, joint, and several liability on those PRPs for the cost of response to the contamination. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at an area known as the Devil’s Swamp Lake site just northwest of Baton Rouge, Louisiana. The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site. The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List based on the release of PCBs to fisheries and wetlands located on the site, but no final determination has been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to PRP’s Clean Harbors, Inc. and Baton Rouge Disposal to Conduct an RI/FS on December 3, 2009. The Tier 1 part of the study was complete as of June 25, 2012. Currently, the study/remedy selection task continues. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the facility site, if any, may be and whether or not this will have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Discrimination Complaints
In December 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race. Each is seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs seek monetary compensation exceeding $35.0 million. In July 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race. The additional plaintiff seeks compensation of no less than $2.5 million and became the 13th plaintiff. In April 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the thirteen cases with prejudice. In September 2011, the Court ruled on Cleco’s summary judgment motions. The judge granted and denied the motions in part, with the end result that eleven of the twelve remaining plaintiffs had at least one claim remaining. The Court severed the cases of the eleven remaining plaintiffs for further proceedings, and, if necessary, for trial. Additional depositions were completed in February 2012 and Cleco filed a summary judgment motion in each of the remaining eleven cases in March 2012. Each of such motions was fully briefed and submitted for decision by May 2012. In February 2013, the court ruled on the second motion for summary judgment in each of the eleven cases and each such case was dismissed with prejudice. Of the eleven dismissed cases, appeals were filed in ten of the cases to the United States Court of Appeals for the Fifth Circuit. Briefing in each of the appeals is expected to be complete by July 5, 2013. The dismissal in the eleventh case, that was not appealed, is now final.
In July 2012, nine plaintiffs in the pending discrimination suits described above filed a new lawsuit in the same federal court in Shreveport alleging that Cleco and its Chief Executive Officer retaliated against them for pursuing their discrimination claims by directly writing them an offer of settlement that contained allegedly intimidating threats. The nine plaintiffs consist of six current employees and three former employees. The plaintiffs filed an amended complaint in August 2012, stating that such settlement letters were delivered to legal counsel for each of the plaintiffs and not directly to the plaintiffs. In September 2012, Cleco filed a motion to dismiss the lawsuit. In November 2012, the U.S. Magistrate recommended that Cleco’s motion be granted and that the lawsuit be dismissed with prejudice. On January 23, 2013, the motion to dismiss was granted and the retaliation claims were dismissed with prejudice. This case was not appealed and the dismissal is now final.

City of Opelousas
In March 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, on behalf of three Cleco Power customers in Opelousas, Louisiana.  The complaint alleges that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers.  The plaintiffs claim that Cleco Power owes customers in Opelousas more than $30.0 million as a result of the alleged overcharges. The plaintiffs allege that Cleco Power should have established, solely for customers in Opelousas, retail rates that are separate and distinct from the retail rates that apply to other customers of Cleco Power and that Cleco Power should not collect from customers in Opelousas the storm surcharge approved by the LPSC following hurricanes Katrina and Rita. Cleco Power currently operates in Opelousas pursuant to a franchise granted to Cleco Power by the City of Opelousas in 1986 and an operating and franchise agreement dated May 14, 1991, pursuant to which Cleco Power operates its own electric facilities and leases and operates electric facilities owned by the City of Opelousas. In July 2011, the operating and franchise agreements were amended and extended for a period of ten years, until August 2021. In April 2010, Cleco Power filed a petition with the LPSC appealing to its expertise in declaring that the ratepayers of Opelousas have been properly charged the rates that are applicable to Cleco Power’s retail customers and that no overcharges have been

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

collected. In addition, Cleco Power removed the purported class action lawsuit filed on behalf of Opelousas electric customers from the state court to the U.S. District Court for the Western District of Louisiana in April 2010, so that it could be properly addressed under the terms of the Class Action Fairness Act.
In May 2010, a second class action lawsuit was filed in the 27th Judicial District Court for St. Landry Parish, State of Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of 249 Opelousas residents. Cleco Power has responded in the same manner as with the first class action lawsuit. In September 2010, the federal court remanded both cases to the state court in which they were originally filed for further proceedings. In January 2011, the presiding judge in the state court proceeding ruled that the jurisdiction to hear the two class actions resides in the state court and not with the LPSC as argued by both Cleco and the LPSC Staff. Both Cleco and the LPSC Staff appealed this ruling to the Third Circuit Court of Appeals for the State of Louisiana (Third Circuit). In September 2011, the Third Circuit denied both appeals. In October 2011, both Cleco and the LPSC appealed the Third Circuit’s ruling to the Louisiana Supreme Court. In November 2011, the Louisiana Supreme Court granted the appeals and remanded the case to the Third Circuit for further briefing, argument, and opinion. In February 2011, the administrative law judge (ALJ) in the LPSC proceeding ruled that the LPSC has jurisdiction to decide the claims raised by the class action plaintiffs. At its December 2011 Business and Executive Session, the LPSC adopted the ALJ’s recommendation that Cleco be granted summary judgment in its declaratory action finding that Cleco’s ratepayers in the City of Opelousas have been served under applicable rates and policies approved by the LPSC and Cleco’s Opelousas ratepayers have not been overcharged in connection with LPSC rates or ratemaking. In January 2012, the class action plaintiffs filed their appeal of such LPSC decision to the 19th Judicial District Court for Baton Rouge Parish, State of Louisiana. In February 2012, the Third Circuit ruled that the state court, and not the LPSC, has jurisdiction to hear the case. In March 2012, Cleco Power appealed the Third Circuit’s ruling to the Louisiana Supreme Court asking that it overturn the Third Circuit decision and confirm the LPSC’s exclusive jurisdiction over this matter. The LPSC also appealed the Third Circuit’s ruling to the Louisiana Supreme Court in March 2012. In May 2012, the Louisiana Supreme Court granted the writ application of Cleco Power and the LPSC and set the matter for further briefing on the merits of the jurisdiction question raised in the writ application. Such briefing was completed during the third quarter of 2012 and the Louisiana Supreme Court heard oral arguments in September 2012. In December 2012, the Louisiana Supreme Court issued its opinion accepting Cleco’s jurisdictional arguments and dismissed the state court claims. The only matter remaining is before the 19th Judicial District Court to review the LPSC ruling in Cleco’s favor that it had properly charged the ratepayers of Opelousas. In view of the uncertainty of the claims, management is not able to predict or give a reasonable estimate of the possible range of liability, if any, of these claims. However, if it is found that Cleco Power overcharged customers resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of March 31, 2013, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is approximately $4.2 million, and has accrued this amount.

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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Cleco’s off-balance sheet commitments as of March 31, 2013, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

	AT MAR. 31, 2013
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

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

to post a $3.7 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.

Disclosures about Guarantees
Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004. This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished. The discounted probability-weighted liability under the guarantees and indemnifications recognized on Cleco’s Condensed Consolidated Balance Sheet as of March 31, 2013, was $0.2 million. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.
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
Acadia and APH reduce the indemnification liabilities through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation had a term of approximately three years. At March 31, 2013, a residual value of less than $0.1 million remained. During the three months ended March 31, 2013 and 2012, Acadia recognized income of $0.3 million and $7.2 million, respectively, primarily due to the contractual expiration of the underlying indemnifications.
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
Acadia and APH will reduce the indemnification liabilities either through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of three years. After the three-year period, a residual value of approximately $0.2 million will remain. At March 31, 2013, Acadia had an indemnification liability of $7.8 million remaining, which represents the risk of payment, as a contingent sale obligation recorded on Cleco’s Condensed Consolidated Balance Sheet. Acadia recognized no income for the three months ended March 31, 2013 and March 31, 2012. The maximum amount of the potential payment to Entergy Louisiana for the indemnifications is the purchase price of $298.8 million, except for the liabilities retained by Acadia for which there is no maximum amount. Cleco Corporation is obligated to pay the same maximum amounts as Acadia if Acadia is unable to pay claims to Entergy Louisiana pursuant to the guarantee.
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At March 31, 2013, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement does not terminate pursuant to its terms until 2026 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under the guarantee.
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
The following table summarizes the expected termination dates of the off-balance sheet commitments and on-balance sheet guarantees discussed above.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

				AT MAR. 31, 2013
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(THOUSANDS)	NET AMOUNT COMMITTED	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Off-balance sheet commitments	$4,225	$3,725	$—	$—	$500
On-balance sheet guarantees	12,156	7,250	900	—	4,006
Total	$16,381	$10,975	$900	$—	$4,506

Other Commitments

NMTC Fund
In 2008, Cleco Corporation and US Bancorp Community Development (USBCDC) formed the NMTC Fund. Cleco has a 99.9% membership interest in the NMTC Fund and USBCDC has a 0.1% interest. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009. The tax benefits received from the NMTC Fund reduce the federal income tax obligations of Cleco Corporation. In total, Cleco Corporation will contribute $283.9 million of equity contributions to the NMTC Fund and will receive at least $302.2 million in the form of tax credits, tax losses, capital gains/losses, earnings, and cash over the life of the investment, which ends in 2017. The $18.3 million difference between equity contributions and total benefits received will be recognized over the life of the Fund as net tax benefits are delivered. The following table reflects remaining future equity contributions.

(THOUSANDS)	CONTRIBUTION
Nine months ending Dec. 31, 2013	$38,956
Years ending Dec. 31,
2014	43,407
2015	11,870
2016	7,307
2017	2,865
Total	$104,405

Of the $104.4 million, $49.1 million is due to be paid within the next 12 months. Due to the right of offset, the investment and associated debt are presented on Cleco’s Condensed Consolidated Balance Sheet in the line item titled Tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of March 31, 2013, was $98.7 million. The amount of tax benefits delivered but not utilized as of March 31, 2013, was $101.6 million and is reflected as a deferred tax asset.
The equity contribution does not contain a stated rate of interest. Cleco Corporation has recorded the liability and investment at its calculated fair value within the framework of the authoritative guidance. In order to calculate the fair value, management used an imputed rate of interest assuming that Cleco Corporation obtained financing of a similar nature from a third party. The imputed interest rate was used in a net present value model in order to calculate the fair value of the remaining portion of the delayed equity contributions. The following table contains the disclosures required by the authoritative guidelines for equity investments with an imputed interest rate.

(THOUSANDS)
Equity contributions, imputed interest rate 6%
Principal payment schedule above:	$104,405
Less: unamortized discount	8,168
Total	$96,237

The gross investment amortization expense will be recognized over a ten-year period, with five years remaining under the new amendment, using the cost method in accordance with the authoritative guidance for investments. The grants received under Section 1603, which allow certain projects to receive a federal grant in lieu of tax credits, and other cash reduce the basis of the investment. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

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

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. After assessing the current operating performance, liquidity, and credit ratings of Cleco Power, management believes that Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Power pays fees and interest under its bank credit agreements based on the highest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or Standard & Poor’s, Cleco Power would be required to pay additional fees and higher interest rates under its bank credit agreements. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or Standard & Poor’s, Cleco Power would be required to pay additional collateral for derivatives.

Note 12 — Affiliate Transactions
At March 31, 2013, Cleco Corporation had no affiliate balances that were payable to or due from its non-consolidated affiliates.
Cleco Power has affiliate balances that are payable to or due from its affiliates. At March 31, 2013, the payable to

Support Group was $5.2 million, the payable to Cleco Corporation was $0.4 million, the payable to Evangeline was $1.1 million, and the payable to other affiliates was $0.1 million. At March 31, 2013, the receivable from Support Group was $0.8 million, the receivable from Cleco Corporation was $0.2 million, and the receivable from other affiliates was $0.1 million.

Note 13 — Storm Restoration
On August 28, 2012, Hurricane Isaac made landfall in south Louisiana as a Category 1 hurricane, causing power outages to approximately 95,000, or 34%, of Cleco Power’s electric customers and affecting Cleco Power’s entire service territory. By September 2, 2012, power was restored to 100% of customers who could receive power.
The cost of restoration for Hurricane Isaac was $24.3 million. The damage to equipment from the storm required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 56.0% of the restoration costs recorded at March 31, 2013, or approximately $13.6 million. The remaining cost was offset against Cleco Power’s existing storm damage reserve.

Note 14 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. Where applicable, transactions are reported net of income taxes.

Cleco
(THOUSANDS)	NET (LOSS) GAIN ON PRIOR SERVICE COST	POSTRETIREMENT BENEFIT NET LOSS	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balances, December 31, 2012	$(6,495)	$(18,246)	$(7,629)	$(32,370)
Other comprehensive income before reclassifications:
Net derivative gain (net of tax expense of $848)	—	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss (net of tax expense of $336)	536	—	—	536
Reclassification of net loss to interest charges (net of tax expense of $8)	—	—	12	12
Reclassification of ineffectiveness to regulatory asset (net of tax benefit of $20)	—	—	(30)	(30)
Net current-period other comprehensive income	536	—	1,337	1,873
Balances, March 31, 2013	$(5,959)	$(18,246)	$(6,292)	$(30,497)

Cleco Power
(THOUSANDS)	NET (LOSS) GAIN ON PRIOR SERVICE COST	POSTRETIREMENT BENEFIT NET LOSS	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balances, December 31, 2012	$(4,227)	$(8,565)	$(7,629)	$(20,421)
Other comprehensive income before reclassifications:
Net derivative gain (net of tax expense of $848)	—	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss (net of tax expense of $157)	251	—	—	251
Reclassification of net loss to interest charges (net of tax expense of $8)	—	—	12	12
Reclassification of ineffectiveness to regulatory asset (net of tax benefit of $20)	—	—	(30)	(30)
Net current-period other comprehensive income	251	—	1,337	1,588
Balances, March 31, 2013	$(3,976)	$(8,565)	$(6,292)	$(18,833)

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2013 and March 31, 2012.

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

Cleco Power
Many factors affect Cleco Power’s primary business of selling electricity. These factors include the presence of a stable regulatory environment, which impacts cost recovery and return on equity, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; and the ability to meet increasingly stringent regulatory and environmental standards. Key initiatives that Cleco Power is currently working on include the completion of the AMI project, completion of the transfer of ownership and control of Coughlin from Evangeline, extension of its current FRP, and integration into MISO. These initiatives are discussed below.

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement advanced metering technology for all of Cleco Power’s retail customers. Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million. The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009. Advanced metering technology includes the installation of electric meters that enable two-way communication capabilities between a utility customer and the utility. At March 31, 2013, Cleco Power had incurred $67.4 million in project costs, of which $20.0 million has been reimbursed by the DOE. The installation of the advanced meters is expected to be completed in the second half of 2013. For more information on the AMI Project, see “— Financial Condition — Regulatory and Other Matters — AMI Project.”

Power Supply Options/Coughlin Transfer from Midstream
Cleco Power continues to update its IRP to look at future sources of supply to meet its capacity and energy requirements and to comply with new environmental standards. In August 2011, Cleco Power issued an RFP for resources to enhance reliability for January through April 2012 and selected and negotiated two agreements from the RFP, a power purchase agreement with NRG Power Marketing LLC and a tolling agreement with Evangeline. Both agreements began on January 1, 2012, and ended on April 30, 2012. In October 2011, a second RFP, seeking up to approximately 750 MW of capacity and energy, for a three- or five-year period was issued for supply starting May 1, 2012. Cleco Power selected Evangeline’s proposal for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and approved by the LPSC in March 2012 and FERC in April 2012. In May 2012, Cleco Power issued a draft RFP seeking long-term resources beyond April 2015. The final RFP was issued in July 2012 and proposals were received from potential suppliers in August 2012. On October 30, 2012, Cleco Power announced Evangeline as the winning bidder in Cleco Power’s 2012 Long-Term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. Cleco Power's application seeking regulatory approval is listed in the LPSC's Official Bulletin, dated April 12, 2013.  Cleco Power is expected to subsequently file, in May 2013, its application with FERC seeking authorization to acquire Coughlin.  The transaction is expected to close on or by April 30, 2014, following regulatory approvals by both the LPSC and FERC.

Extension of FRP
In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and to seek rate recovery of the Coughlin asset. Cleco Power requested in its application that the FRP extension be effective through June 2020.

MISO
Cleco Power’s transmission system is heavily interconnected with Entergy’s system; therefore, Cleco Power plans to follow Entergy and join MISO in December 2013. On December 6, 2012, Cleco Power filed an application with the LPSC indicating Cleco’s intent to join MISO, asking the LPSC to find that transferring control of certain transmission assets to MISO is in the public interest, to create an accounting order deferring costs related to Cleco Power’s transition into the MISO market, and to expedite treatment. The current procedural schedule anticipates a final order from the LPSC on Cleco Power’s application by mid-year 2013.

Cleco Midstream

Evangeline
Evangeline was one of the successful bidders in Cleco Power’s RFP for short-term 2012 resources beginning January 1, 2012, and began providing 250 MW of capacity and energy to Cleco Power under a tolling agreement through April 30, 2012. In addition to Cleco Power’s RFP referenced above, in December 2011, Evangeline was also notified that Cleco Power selected

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power RFP for contractual resources beginning in 2012. The proposal was for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and was approved by the LPSC in March 2012 and FERC in April 2012. Midstream was marketing Coughlin’s capacity for periods beginning after April 30, 2015, and had been evaluating various options to optimize Coughlin’s value. On October 30, 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 Long-Term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. For more information, see “— Financial Condition — Regulatory and Other Matters — Generation RFP.”

Comparison of the Three Months Ended March 31, 2013 and 2012

Cleco Consolidated
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue, net	$240,947	$222,773	$18,174	8.2%
Operating expenses	182,480	168,479	(14,001)	(8.3)%
Operating income	$58,467	$54,294	$4,173	7.7%
Other income	$2,273	$9,375	$(7,102)	(75.8)%
Interest charges	$21,456	$20,624	$(832)	(4.0)%
Federal and state income taxes	$13,081	$13,410	$329	2.5%
Net income applicable to common stock	$27,133	$30,031	$(2,898)	(9.7)%

Consolidated net income applicable to common stock decreased $2.9 million, or 9.7%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to lower Midstream and corporate earnings. Partially offsetting this decrease was higher Cleco Power earnings.
Operating revenue, net increased $18.2 million, or 8.2%, in the first quarter of 2013 compared to the first quarter of 2012 largely as a result of higher base revenue and fuel cost recovery revenue at Cleco Power.
Operating expenses increased $14.0 million, or 8.3%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to higher per unit costs and volumes of fuel used for electric generation, higher taxes other than income taxes, and higher depreciation at Cleco Power. Also contributing to the increase was higher maintenance expenses and losses on disposal of assets at Evangeline resulting from spring outage expenses.
Other income decreased $7.1 million, or 75.8%, during the first quarter of 2013 compared to the first quarter of 2012 primarily due to the decrease of the contractual life of an underlying indemnification resulting from the acquisition of Acadia Unit 1 by Cleco Power.
Interest charges increased $0.8 million, or 4.0%, during the first quarter of 2013 compared to the first quarter of 2012 primarily due to uncertain tax positions related to the absence of a favorable settlement recorded in the first quarter of 2012.
Federal and state income taxes decreased $0.3 million, or 2.5%, during the first quarter of 2013 compared to the first quarter of 2012 primarily due to decreases of $1.3 million for the change in pre-tax income excluding AFUDC equity and

$0.8 million to record tax expense at the projected annual effective tax rate. These decreases were partially offset by $0.9 million for tax credits and $0.9 million for miscellaneous tax items.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue
Base	$138,203	$129,332	$8,871	6.9%
Fuel cost recovery	91,222	80,258	10,964	13.7%
Electric customer credits	(21)	2,237	(2,258)	(100.9)%
Other operations	11,038	10,448	590	5.6%
Affiliate revenue	336	345	(9)	(2.6)%
Operating revenue, net	240,778	222,620	18,158	8.2%
Operating expenses
Fuel used for electric generation – recoverable	84,536	72,678	(11,858)	(16.3)%
Power purchased for utility customers – recoverable	6,690	7,580	890	11.7%
FAC non-recoverable fuel and power purchased	3,832	2,677	(1,155)	(43.1)%
Other operations	25,373	26,343	970	3.7%
Maintenance	14,794	16,014	1,220	7.6%
Depreciation	32,330	30,090	(2,240)	(7.4)%
Taxes other than income taxes	11,458	8,932	(2,526)	(28.3)%
Total operating expenses	179,013	164,314	(14,699)	(8.9)%
Operating income	$61,765	$58,306	$3,459	5.9%
Interest charges	$21,349	$18,486	$(2,863)	(15.5)%
Federal and state income taxes	$14,238	$14,507	$269	1.9%
Net income	$27,793	$26,805	$988	3.7%

Cleco Power’s net income in the first quarter of 2013 increased $1.0 million, or 3.7%, compared to the first quarter of 2012. Contributing factors include:

•higher base revenue,
•lower other operations and maintenance expenses, and

•	higher other operations revenue.

These factors were partially offset by:

•higher interest charges,
•higher taxes other than income taxes,
•higher electric customer credits,
•higher depreciation expense, and
•higher FAC non-recoverable fuel and power purchased.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31,
(MILLION kWh)	2013	2012	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	840	784	7.1%
Commercial	582	570	2.1%
Industrial	555	550	0.9%
Other retail	33	32	3.1%
Total retail	2,010	1,936	3.8%
Sales for resale	441	390	13.1%
Unbilled	(63)	(88)	28.4%
Total retail and wholesale customer sales	2,388	2,238	6.7%

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2013	2012	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$61,700	$56,390	9.4%
Commercial	44,049	41,747	5.5%
Industrial	21,125	20,092	5.1%
Other retail	2,566	2,360	8.7%
Surcharge	2,237	2,815	(20.5)%
Other	(1,565)	(1,555)	(0.6)%
Total retail	130,112	121,849	6.8%
Sales for resale	12,279	11,785	4.2%
Unbilled	(4,188)	(4,302)	2.6%
Total retail and wholesale customer sales	$138,203	$129,332	6.9%

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
The following table shows how cooling- and heating-degree days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree days.

	FOR THE THREE MONTHS ENDED MAR. 31,
				2013 CHANGE
	2013	2012	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	791	491	898	61.1%	(11.9)%
Cooling-degree days	64	251	79	(74.5)%	(19.0)%

Base
Base revenue increased $8.9 million, or 6.9%, during the first quarter of 2013 compared to the first quarter of 2012 primarily due to favorable weather, which resulted in an approximate $5.3 million increase, and an annual rate adjustment associated with Cleco’s FRP, which resulted in an approximate $3.6 million increase to base revenue.

Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. These expansions of service to current customers and service to new customers are expected to contribute additional base revenue of $2.0 million for the remainder of 2013, an additional $1.6 million in 2014, and an additional $3.4 million in 2015. Cleco Power also anticipates additional base revenue for the remainder of 2013 of approximately $5.5 million associated with the implementation of a FERC formula rate methodology for transmission services, $0.5 million associated with the Acadiana Load Pocket transmission project, and $1.7 million associated with the recovery of expenditures for compliance with anticipated environmental laws. For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers increased $11.0 million, or 13.7%, during the first quarter of 2013 compared to the first quarter of 2012 primarily due to increases in the per-unit cost of fuel used for electric generation and power purchased for utility customers. Also contributing to the increase were higher volumes of fuel used for electric generation. Partially offsetting the increase were lower volumes of power purchased for utility customers. Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 88% of Cleco Power’s total fuel cost during the first quarter of 2013 was regulated by the LPSC, while the remainder was regulated by FERC. Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC.

Electric Customer Credits
Electric customer credits increased $2.3 million, or 100.9%, during the first quarter of 2013 compared to the first quarter of 2012 primarily due to the absence of the reversals of the 2012 cycle accrual and the fuel audit reserves. For more information on the accrual for electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $0.6 million, or 5.6%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to $2.1 million of additional transmission and distribution revenue due to implementation of increased transmission rates. This increase was partially offset by $1.2 million of lower mineral lease payments and $0.3 million of lower other miscellaneous revenue.

Operating Expenses
Operating expenses increased $14.7 million, or 8.9%, in the first quarter of 2013 compared to the first quarter of 2012. Fuel used for electric generation (recoverable) increased $11.9 million, or 16.3%, primarily due to higher per unit costs and volumes of fuel used for electric generation as compared to

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

the first quarter of 2012. Power purchased for utility customers (recoverable) decreased $0.9 million, or 11.7%, largely due to lower volumes of purchased power. Partially offsetting this decrease was higher per unit costs of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices as well as availability of transmission. However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. FAC non-recoverable fuel and power purchased increased $1.2 million, or 43.1%, primarily due to higher non-recoverable wholesale power capacity costs. Other operations expense decreased $1.0 million, or 3.7%, primarily due to lower generation and customer service expenses. Maintenance expense decreased $1.2 million, or 7.6%, primarily due to lower generation, transmission and distribution expenses. Depreciation expense increased $2.2 million, or 7.4%, primarily due to amortization of the Evangeline capacity costs and normal recurring additions to fixed assets. Taxes other than income taxes increased $2.5 million, or 28.3%, primarily due to higher property taxes.

Interest Charges
Interest charges increased $2.9 million, or 15.5%, during the first quarter of 2013 compared to the first quarter of 2012 primarily due to increases of $4.0 million related to uncertain tax positions from the absence of a favorable settlement recorded in the first quarter of 2012 and $0.5 million related to the issuance of private placement notes in May 2012. Partially offsetting these increases were $0.8 million related to the retirement of pollution control bonds in May 2012, $0.5 million related to other miscellaneous interest charges, and $0.3 million related to reacquired debt.

Income Taxes
Federal and state income taxes decreased $0.3 million, or 1.9%, during the first quarter of 2013 compared to the first quarter of 2012. The decrease is primarily due to $0.8 million to record tax expense at the projected annual effective rate, partially offset by $0.3 million for miscellaneous tax items and $0.2 million for higher pre-tax income excluding AFUDC equity.

Midstream
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue
Tolling operations	$4,837	$1,234	$3,603	292.0%
Other operations	1	1	—	—
Operating revenue	4,838	1,235	3,603	291.7%
Operating expenses
Other operations	1,722	1,784	62	3.5%
Maintenance	2,663	1,173	(1,490)	(127.0)%
Depreciation	1,500	1,532	32	2.1%
Taxes other than income taxes	628	672	44	6.5%
Loss (gain) on sale of assets	1,034	(22)	(1,056)	*
Total operating expenses	7,547	5,139	(2,408)	(46.9)%
Operating loss	$(2,709)	$(3,904)	$1,195	30.6%
Other income	$300	$7,207	$(6,907)	(95.8)%
Interest charges	$(239)	$1,471	$1,710	116.2%
Federal and state income tax (benefit) expense	$(840)	$739	$1,579	213.7%
Net (loss) income	$(1,334)	$1,090	$(2,424)	(222.4)%
* Not Meaningful

Factors affecting Midstream during the first quarter of 2013 are described below.

Operating Revenue
Operating revenue increased $3.6 million, or 291.7%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to higher tolling revenue at Evangeline resulting from the new power purchase agreement with Cleco Power for Units 6 and 7 that began in May 2012 as compared to the power purchase agreement with Cleco Power for Unit 6 that was in effect from January 2012 through April 2012.

Operating Expenses
Operating expenses increased $2.4 million, or 46.9%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to higher maintenance expenses and losses on disposal of assets at Evangeline resulting from the spring outage.

Other Income
Other income decreased $6.9 million, or 95.8%, in the first quarter of 2013 compared to the first quarter of 2012 largely due to a decrease in the contractual life of an underlying indemnification resulting from the acquisition of Acadia Unit 1 by Cleco Power.

Interest Charges
Interest charges decreased $1.7 million, or 116.2%, during the first quarter of 2013 compared to the first quarter of 2012 primarily related to uncertain tax positions from the absence of an unfavorable settlement recorded in the first quarter of 2012.

Income Taxes
Federal and state income taxes decreased $1.6 million, or 213.7%, during the first quarter of 2013 compared to the first quarter of 2012 primarily due to lower pre-tax income. The effective income tax rate is different than the federal statutory rate due to state tax expense.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s or Cleco Power’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco Corporation and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Corporation and Cleco Power at March 31, 2013.

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	STANDARD & POOR’S	STANDARD & POOR’S
Cleco Corporation	Baa3	N/A	BBB
Cleco Power	Baa2	BBB	N/A

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
At March 31, 2013, Moody’s outlooks for both Cleco Corporation and Cleco Power were stable and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were positive. Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s or Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their bank credit agreements. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or Standard & Poor’s, Cleco Power would be required to post additional collateral for derivatives.
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

Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Market conditions in the past years have limited the availability and have increased the costs of capital for many companies. Although the Registrants have not experienced restrictions in the financial markets, their ability to access the capital markets may be restricted at a time when the Registrants would like, or need, to do so. Any restrictions could have a material impact on the Registrants’ ability to fund capital expenditures or debt service, or on their flexibility to react to changing economic and business conditions. Credit constraints could have a material negative impact on the Registrants’ lenders or customers, causing them to fail to meet their obligations to the Registrants or to delay payment of such obligations. The lower interest rates that the Registrants have been exposed to have been beneficial to recent debt issuances; however, these rates have negatively affected interest income for the Registrants’ short-term investments.

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

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT MAR. 31, 2013	AT DEC. 31, 2012
Diversified Lands’ mitigation escrow	$97	$97
Cleco Katrina/Rita’s storm recovery bonds	3,278	8,781
Cleco Power’s future storm restoration costs	5,691	5,343
Total restricted cash and cash equivalents	$9,066	$14,221

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of operating expenses, interest, and principal on storm recovery bonds. During the three months ended March 31, 2013, Cleco Katrina/Rita collected $4.9 million net of operating expenses. In March 2013, Cleco Katrina/Rita used $7.1 million for scheduled storm recovery bond principal payments and $3.3 million for related interest.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

Debt

Cleco Consolidated
Cleco had no short-term debt outstanding at March 31, 2013 or December 31, 2012.
At March 31, 2013, Cleco’s long-term debt outstanding was $1.33 billion, of which $16.6 million was due within one year, compared to $1.35 billion outstanding at December 31, 2012, which included $91.1 million due within one year. The long-term debt due within one year at March 31, 2013, represents $14.4 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.2 million of capital lease payments.
For Cleco, long-term debt decreased $17.5 million primarily due to $60.0 million of solid waste disposal bonds reacquired in March 2013, a $10.0 million reduction in credit facility draws, a $7.1 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2013, and a $0.5 million decrease in capital lease obligations. These decreases were partially offset by a $60.0 million bank term loan entered into in March 2013 and debt premium amortizations of $0.1 million.
Cash and cash equivalents available at March 31, 2013, were $46.5 million combined with $535.0 million credit facility capacity ($235.0 million from Cleco Corporation and $300.0 million from Cleco Power) for total liquidity of $581.5 million. Cash and cash equivalents available at March 31, 2013, increased $15.4 million when compared to cash and cash equivalents available at December 31, 2012. This increase is primarily due to customer receipts and the receipt of tax refunds. Partially offsetting this increase was a contribution to the pension plan, payment of property taxes, the net repayment of debt, NMTC payments, and the payment of common stock dividends.
At March 31, 2013, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”
At March 31, 2013 and December 31, 2012, Cleco had a working capital surplus of $144.8 million and $152.7 million, respectively. The $7.9 million decrease in working capital is primarily due to:

•	a $91.5 million net increase in current tax liabilities and uncertain tax positions and related interest charges expected to be settled in the next 12 months,

•	a $13.5 million decrease in other accounts receivable,

•	a $13.3 million increase in accrued interest, excluding interest on uncertain tax positions, due to timing of debt service schedules, and

•	a $12.1 million decrease in fuel inventory due to lower volumes of lignite delivered and lower petroleum coke delivery costs placed in inventory, and

•	a $5.5 million decrease in restricted cash and cash equivalents.

These decreases in working capital were partially offset by:

•
a $74.5 million decrease in long-term debt due within one year primarily due to $75.0 million in senior notes due May 2013 being reclassed to long term debt due to management’s intent and ability to refinance on a long-term basis,

•	a $36.6 million decrease in accounts payable primarily due to payments of ad valorem tax, employee incentive and fuel that were accrued at year end, and

•	a $15.4 million increase in unrestricted cash and cash equivalents as discussed above.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at March 31, 2013 or December 31, 2012.
At March 31, 2013, Cleco Corporation had $15.0 million draws outstanding under its $250.0 million credit facility compared to $25.0 million outstanding at December 31, 2012. This facility provides for working capital and other needs. Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at March 31, 2013, were $3.7 million. Cash and cash equivalents available at March 31, 2013, decreased $3.7 million when compared to cash and cash equivalents available at December 31, 2012, primarily due to the payment of common stock dividends, NMTC payments, a decrease in credit facility draws outstanding, and routine working capital fluctuations. Partially offsetting this increase was a tax refund.

Cleco Power
Cleco Power had no short-term debt outstanding at March 31, 2013 or December 31, 2012.
At March 31, 2013, Cleco Power’s long-term debt outstanding was $1.32 billion, of which $16.6 million was due within one year, and also $1.32 billion at December 31, 2012, of which $91.1 million was due within one year. The long-term debt due within one year at March 31, 2013, represents $14.4 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.2 million of capital lease payments.
For Cleco Power, long-term debt decreased $7.5 million primarily due to $60.0 million of solid waste disposal bonds reacquired in March 2013, a $7.1 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2013 and $0.5 million of lower capital lease obligations. These decreases were partially offset by a $60.0 million bank term loan entered into in March 2013 and debt premium amortizations of $0.1 million.
At March 31, 2013 and December 31, 2012, there were no borrowings outstanding under Cleco Power’s $300.0 million credit facility. This facility provides for working capital and other needs. Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at March 31, 2013, were $42.4 million, combined with $300.0 million facility capacity for total liquidity of $342.4 million. Cash and cash equivalents increased $19.1 million, when compared to cash and cash equivalents at December 31, 2012. This increase is

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

primarily due to customer receipts.  Partially offsetting this increase was higher vendor payments, a contribution to the pension plan, payment of property taxes, and the net repayment of debt.
At March 31, 2013 and December 31, 2012, Cleco Power had a working capital surplus of $134.9 million and $96.3 million, respectively.  The $38.6 million increase in working capital is primarily due to:

•
a $74.5 million decrease in long term debt due within one year primarily due to $75.0 million in senior notes due May 2013 being reclassed to long term debt due to management’s intent and ability to refinance on a long-term basis,

•	a $32.2 million decrease in accounts payable primarily due to payments of ad valorem tax, employee incentive and fuel that were accrued at year end, and

•	a $19.1 million increase in unrestricted cash and cash equivalents, as discussed above.

These increases in working capital were partially offset by:

•	a $42.2 million net increase in current tax liabilities and uncertain tax positions and related interest charges expected to be settled in the next 12 months,

•	a $13.7 million decrease in other accounts receivable,

•	a $13.3 million increase in accrued interest, excluding interest on uncertain tax positions, due to timing of debt service schedules,

•	a $12.1 million decrease in fuel inventory primarily due to lower volumes of lignite delivered and lower petroleum coke delivery costs placed in inventory, and

•	a $5.5 million decrease in restricted cash and cash equivalents.

Cleco Power’s $60.0 million solid waste disposal facility bonds due 2037, which were issued by the Rapides Finance Authority for the benefit of Cleco Power in November 2007, were required to be mandatorily tendered by the bondholders for purchase on March 1, 2013, pursuant to the terms of the indenture. The bonds were issued in connection with a loan agreement between the Rapides Finance Authority and Cleco Power. On March 1, 2013, Cleco Power purchased all $60.0 million outstanding bonds at face value plus $1.6 million of accrued interest with Cleco Power’s revolving credit facility. In connection with the purchase, the interest rate of the bonds will reset each week based on the Securities Industry and Financial Markets Association index. The initial interest rate of the bonds at March 1, 2013, was 0.11% per annum. Interest expense will continue to be recorded with a corresponding amount recorded as interest income, excluding amortization of debt issuance costs. Although the bonds remain outstanding, Cleco Power has the right to redeem and cancel the debt at any time without approval of the Rapides Finance Authority. In accordance with the authoritative guidance, the bonds are considered extinguished and Cleco Power is holding the debt as treasury bonds, resulting in a net presentation on Cleco and Cleco Power's Condensed Consolidated Balance Sheets. Cleco Power has the option to remarket the bonds for new terms and new interest rates, both to be determined by market conditions.
On March 20, 2013, Cleco Power entered into a bank term loan agreement in the amount of $60.0 million. The interest rate under the agreement at March 31, 2013, was 1.085%.

The interest rate is based on LIBOR and resets on a monthly basis. Proceeds of the loan agreement were used to repay draws under Cleco Power's revolving credit facility. The loan matures on May 29, 2015.

Credit Facilities
At March 31, 2013, Cleco Corporation had $15.0 million borrowings outstanding under its $250.0 million credit facility at an interest rate of 1.71%. The borrowings under the credit facility are considered to be long-term as the credit facility expires in 2016. The borrowing costs under the facility are equal to one-month LIBOR plus 1.50% or ABR, plus facility fees of 0.25%. The existing borrowings had 30-day terms. The $15.0 million draw matured and was renewed on April 29, 2013. If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay fees and interest at a rate of 0.25% higher than the level for its current credit facility.
Cleco Power’s current credit facility agreement has a maximum capacity of $300.0 million and matures on October 7, 2016. The borrowing costs are LIBOR plus 1.275% or ABR, plus facility fees of 0.225%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay fees and interest at a rate of 0.25% higher than the level on its current credit facility.
At March 31, 2013, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility, and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.

Midstream
Midstream had no debt outstanding at March 31, 2013 or December 31, 2012.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $103.4 million during the first three months of 2013, compared to $45.7 million during the first three months of 2012. Cash provided by operating activities during the first three months of 2013 increased $57.7 million from the first three months of 2012, primarily due to the following items:

•	higher income tax refunds of $45.3 million,

•	lower vendor payments of $16.5 million,

•	lower expenditures for other fuel inventories and related fuel transportation of $14.7 million,

•	lower payroll of $5.8 million, and

•	higher collection of receivables of $4.8 million.

These increases were partially offset by:

•	higher pension plan contributions of $34.0 million, and

•	higher payments for gas and power purchases of $3.8 million.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

Net Investing Cash Flow
Net cash used in investing activities was $49.7 million during the first three months of 2013, compared to $44.9 million during the first three months of 2012. Net cash used in investing activities during the first three months of 2013 was higher than the first three months of 2012, primarily due to a lower return of investment in the NMTC Fund and higher additions to property, plant, and equipment, partially offset by lower contributions to the NMTC Fund.
During the first three months of 2013, Cleco had additions to property, plant, and equipment, net of AFUDC of $43.7 million and a $12.1 million investment in the NMTC Fund. This was partially offset by $5.2 million of cash transferred from restricted accounts, primarily related to cash restricted for storm costs.
During the first three months of 2012, Cleco had additions to property, plant, and equipment, net of AFUDC of $42.5 million and an $18.5 million investment in NMTC Fund. This was partially offset by a $10.2 million return of investment in the NMTC Fund and the transfer of $5.2 million of cash from restricted accounts, primarily related to cash restricted for storm costs.

Net Financing Cash Flow
Net cash used in financing activities was $38.3 million during the first three months of 2013, compared to $47.1 million during the first three months of 2012. Net cash used in financing activities during the first three months of 2013 was lower than the first three months of 2012, primarily due to lower retirements of long-term debt.
During the first three months of 2013, Cleco used $118.0 million for payments on the credit facility, $60.0 for the repurchase of long-term debt, $20.6 million for the payment of common stock dividends, and $7.1 million for the retirement of long-term debt. This was partially offset by draws on the credit facility of $108.0 million and the issuance of long-term debt of $60.0 million.
During the first three months of 2012, Cleco retired $27.8 million of long-term debt, consisting of $17.8 million of long-term debt and $10.0 million of credit facility draws. Cleco also used $19.1 million for dividend payments.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $63.1 million during the first three months of 2013, compared to $51.7 million during the first three months of 2012. Cash provided by operating activities during the first three months of 2013 increased $11.4 million from the first three months of 2012, primarily due to the following items:

•	lower vendor payments of $15.8 million,

•	lower expenditures for other fuel inventories and related fuel transportation of $14.7 million,

•	higher collection of receivables of $6.5 million, and

•	lower payroll of $4.0 million.

These increases were partially offset by:

•	higher pension plan contributions of $34.0 million, and

•	higher payments for gas and power purchases of $3.8 million.

Net Investing Cash Flow
Net cash used in investing activities was $36.3 million during the first three months of 2013, compared to $34.9 million during the first three months of 2012. Net cash used in investing activities during the first three months of 2013 was higher than the first three months of 2012, primarily due to higher additions to property, plant, and equipment and lower property, plant, and equipment grants received.
During the first three months of 2013, Cleco Power had additions to property, plant, and equipment, net of AFUDC of $42.4 million and purchases of restricted investments, net of premium and interest of $1.4 million. This was partially offset by $5.2 million of cash transferred from restricted accounts, primarily related to cash restricted for storm costs, $1.4 million from the maturities of restricted investments, and $0.7 million of property, plant, and equipment grants received.
During the first three months of 2012, Cleco Power had additions to property, plant, and equipment, net of AFUDC of $41.6 million. This was partially offset by the transfer of $5.2 million of cash from restricted accounts, primarily related to cash restricted for storm costs, and $1.2 million of property, plant, and equipment grants received.

Net Financing Cash Flow
Net cash used in financing activities was $7.7 million during the first three months of 2013, compared to $48.3 million during the first three months of 2012. Net cash used in financing activities during the first three months of 2013 was lower than the first three months of 2012, primarily due to the absence of distributions of $30.0 million to Cleco Corporation and lower retirements of long-term debt.

Contractual Obligations and Other Commitments
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in the Condensed Consolidated Balance Sheets while other commitments, some firm and some based on uncertainties, are not reflected in the condensed consolidated financial statements.
For more information regarding Cleco’s Contractual Obligations and Other Commitments, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations and Other Commitments” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

Regulatory and Other Matters

Generation RFP

Renewable Energy Pilot Program
In November 2010, the LPSC established a two-part renewable energy pilot program implementation plan consisting of a research component and an RFP component. Cleco Power is meeting the requirements of the research component by developing eight self-build renewable energy projects, each with a maximum nameplate rating of 300 kilowatts. The RFP component of the program requires each LPSC jurisdictional utility to conduct an RFP for new long-term renewable resources, while prohibiting the utilities from bidding self-build projects into the long-term RFP. Cleco Power’s requirement is 43 MW of renewable energy with a minimum term of 10 years and a maximum term of 20 years, and can reasonably be expected to be deliverable within the 2011-2014 time period. Because Madison Unit 3 is designed to burn biomass fuel, with minor modifications, in addition to its primary fuel, Cleco Power has been given an exception allowing it to conduct an RFP for biomass fuel along with identifying the costs to co-fire biomass fuel in Madison Unit 3. In November 2011, Cleco Power received LPSC approval for recovery of the test burn costs, and performed a biomass test burn at Madison Unit 3. Cleco Power issued its final RFP for biomass fuel in February 2012, and received all proposals in April 2012. In August 2012, Cleco Power filed a written report to the LPSC regarding co-firing biomass fuel in Madison Unit 3. Following its review of the results of Cleco Power’s RFP and Cleco Power’s written report, the LPSC may authorize Cleco Power to pursue co-firing biomass fuel in Madison Unit 3 or require Cleco Power to conduct an additional RFP for 43 MW of renewable energy as discussed above. For more information on Cleco’s renewable energy pilot program, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

RFP for Contractual Resources Beginning in May 2012
In September 2011, Cleco Power issued a draft RFP for resources and conducted a technical and bidders conference on October 13, 2011. The final RFP seeking up to approximately 750 MW of capacity and energy for a three- or five-year term was published on October 21, 2011. In March 2012, Cleco Power received approval from the LPSC for a three-year power purchase agreement providing 730 MW of capacity and energy with Evangeline for a delivery term beginning May 1, 2012 and ending April 30, 2015. Because Cleco Power and Evangeline are affiliates, Cleco Power also received approval from FERC to make power sales between affiliates pursuant to Section 205 of the Federal Power Act.

2012 Long-Term RFP for Capacity and Energy Resources
In May 2012, Cleco Power issued a draft RFP seeking up to approximately 800 MW beginning May 2015 to meet long-term capacity and energy needs due to load growth, environmental regulations, and the expiration of the Evangeline power purchase agreement discussed above. Cleco Power conducted a technical and bidders conference in May 2012, issued its final RFP in July 2012, and received proposals from potential suppliers in August 2012. In October 2012, Cleco Power announced Evangeline as the winning bidder in Cleco

Power’s 2012 Long-Term RFP, subject to further due diligence, the completion of definitive agreements, and regulatory approvals from the LPSC and FERC. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. Cleco Power's application seeking regulatory approval is listed in the LPSC's Official Bulletin, dated April 12, 2013.  Cleco Power is expected to subsequently file, in May 2013, its application with FERC seeking authorization to acquire Coughlin.  The transaction is expected to close on or by April 30, 2014, following regulatory approvals by both the LPSC and FERC.

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
For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Retail Rates of Cleco Power
For information concerning Cleco Power’s current FRP, the pending request for extension of the FRP, amounts accrued and refunded by Cleco Power as a result of the FRP, and information on the LPSC Staff’s FRP reviews, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”
In August 2009, the LPSC opened a docket to study the promotion of energy efficiency by jurisdictional electric and natural gas utilities. On February 27, 2013, the LPSC voted to vacate and rescind their January 10, 2013, order citing that the cost to customers was higher than the benefits which would result from an energy efficiency program. Therefore, this docket should have no impact on the results of operations, financial condition, and cash flows of Cleco Power.
For information on certain other regulatory aspects of retail rates concerning Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

Wholesale Rates of Cleco

Transmission Service
On March 29, 2012, Cleco Power filed a request with FERC for revisions to its OATT. The revisions were proposed to allow adoption of a formula rate methodology for transmission delivery and ancillary services provided by Cleco Power under the OATT and the existing bilateral Electric System Interconnection Agreements that preceded the OATT. The new formula rates permit recovery of Cleco Power’s FERC-jurisdictional investments in transmission and other assets placed in service since the existing rates were established. In May 2012, FERC issued an order accepting the rates for scheduling, system control and dispatch service, and the loss factors effective June 1, 2012. The remaining proposed rates were suspended for the maximum five-month statutory period and were effective November 1, 2012, subject to refund. On February 6, 2013, Cleco Power received notification that FERC had approved its settlement agreement filed on December 21, 2012. This settlement agreement allows for a return on equity of 10.5%, with an equity ratio of 53%. In accordance with the settlement, Cleco Power shall discount the charges produced by the formula rate by 10% until the earlier of December 31, 2014, or the date upon which Cleco commences operations under the MISO tariff.
For more information on the wholesale rates of Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Wholesale Rates of Cleco” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Market Restructuring

Wholesale Electric Markets

Regional Transmission Organization
On December 6, 2012, Cleco Power filed an application with the LPSC indicating Cleco’s intent to join MISO asking the commission to find that transferring control of certain transmission assets to MISO is in the public interest, create an accounting order deferring costs related to Cleco Power’s transition into the MISO market, and to expedite treatment. The current procedural schedule anticipates a final order from the LPSC on Cleco Power’s application by mid-year 2013. Cleco Power anticipates joining the MISO RTO in December 2013.
For more information on regulatory aspects of wholesale electric markets affecting Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Retail Electric Markets
For a discussion of the regulatory aspects of retail electric markets affecting Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Lignite Deferral
At March 31, 2013 and December 31, 2012, Cleco Power had $15.9 million and $16.6 million, respectively, in deferred lignite mining costs remaining uncollected.
For more information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement advanced metering technology for all of Cleco Power’s retail customers. Cleco Power estimates the project will cost $73.0 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $53.0 million. The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009. Advanced metering technology includes the installation of electric meters that enable two-way communication capabilities between a utility customer and the utility. At March 31, 2013, Cleco Power had incurred $67.4 million in project costs, of which $20.0 million has been reimbursed by the DOE. The installation of the advanced meters is expected to be completed in the second half of 2013. For more information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — AMI Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Financial Reform Legislation
In July 2010, the President signed the Dodd-Frank Act into law. Title VII of the Dodd-Frank Act established a comprehensive new regulatory framework for swaps and security-based swaps, including mandatory clearing, exchange trading, collateral requirements, margin requirements, and other transparency requirements. In July 2012, the Commodity Futures Trading Commission published final rules for the definition of a swap and for the end-user exemption. Management is reviewing the final rules that have been issued or will be issued under the Dodd-Frank Act and will continue to monitor this law and its possible impact on the Registrants.

Franchises
On November 20, 2012, the Town of Many unanimously voted to renew the franchise agreement with Cleco Power. The renewal was signed on January 23, 2013, and extends the agreement for 30 years until January 2043. Approximately 1,659 Cleco Power customers are located in Many.
On March 14, 2013, the Village of Pine Prairie unanimously voted to renew the franchise agreement with Cleco Power. The renewal extends the agreement for 40 years until March 2053. Approximately 551 Cleco Power customers are located in Pine Prairie.
On April 1, 2013, the Village of Hessmer unanimously voted to approve a new franchise agreement with Cleco Power with an effective date of April 5, 2013. The franchise agreement is for 30 years until March 2043. Approximately 453 Cleco Power customers are located in Hessmer.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

For more information on other electric service franchises, please read “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Other Franchise Matters
For information regarding other franchise matters, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — City of Opelousas.”

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
For more information on Cleco’s critical accounting policies, see “Management’s Discussion and Analysis of

Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Set forth below is information concerning the results of operations of Cleco Power for the three months ended March 31, 2013 and March 31, 2012. The following should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Combined Quarterly Report on Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first three months of 2013 and the first three months of 2012. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2013 and the first quarter of 2012, see “— Results of Operations — Comparison of the Three Months Ended March 31, 2013 and 2012 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

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

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

transactions and contract payments to mitigate credit risk for transactions entered into for risk management purposes.
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Market conditions during past years have limited the availability and have increased the costs of capital for many companies. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco, management believes that it will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Corporation and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. If Cleco Corporation or Cleco Power’s credit ratings were to be downgraded by Moody’s and Standard & Poor’s, Cleco Corporation or Cleco Power, as the case may be, would be required to pay additional fees and higher interest rates under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Standard & Poor’s or Moody’s, Cleco Power would be required to pay additional collateral for derivatives.

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
At March 31, 2013, Cleco had no short-term variable rate debt outstanding.
At March 31, 2013, Cleco Corporation had $15.0 million borrowings outstanding under its $250.0 million credit facility at an interest rate of 1.71%. The borrowings under the credit facility are considered to be long-term as the credit facility expires in 2016. The borrowing costs under the facility are equal to one-month LIBOR plus 1.50% or ABR, plus facility fees of 0.25%. The existing borrowings had 30-day terms. The $15.0 million draw matured and was renewed on April 29, 2013. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco’s pre-tax earnings of $0.2 million.
On November 14, 2011, Cleco Power entered into a forward starting interest rate swap contract in order to mitigate the interest rate exposure on coupon payments related to a $50.0 million fixed-rate forecasted debt issuance. The forward starting interest rate swap has a spot 30-year all-in swap rate of 3.05%, notional amount of $50.0 million, with the pricing date of May 14, 2013, or the issuance of the notes, whichever is earlier. The forward starting interest rate swap meets the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging. The fair market value of the forward starting interest rate swap is the difference between the present value of the fixed payments to be paid by Cleco Power and the present value of the three-month LIBOR payments to be received by Cleco Power. Cleco Power recognized $1.8 million and $4.7 million of unrealized mark-to-market gains in other comprehensive income for the three months ended March 31, 2013 and 2012, respectively. The fair market value of $0.4 million and $2.6 million for the forward starting interest rate swap was recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as an interest rate risk management liability as of March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, Cleco Power determined that the forward starting interest rate swap ceased to be highly effective in offsetting changes in the cash flows of the forecasted coupon payments and discontinued hedge accounting prospectively. The forward starting interest rate swap will continue to be carried at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as an interest rate risk management asset or liability until the pricing date of May 14, 2013, or the issuance of the notes, whichever is earlier. Changes in the fair value of the forward starting interest rate swap will be recorded as deferred financing costs on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets until the pricing date of May 14, 2013, or the issuance of the notes, whichever is earlier. The $0.4 million loss on the forward starting interest rate swap at March 31, 2013, will remain in accumulated other comprehensive income and will be reclassified into interest expense over the life of the forecasted debt issuance. There was no impact to earnings due to ineffectiveness for the three months ended March 31, 2012. For every 0.01% change in the three-month LIBOR forward curve, the value of the forward starting interest rate swap changes by approximately $0.1 million.

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
Cleco Power procures fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses will be included in the FAC and reflected in customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at March 31, 2013 or December 31, 2012.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

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
Cleco Power had no short-term variable-rate debt and $60.0 million in long-term variable-rate debt as of March 31, 2013.
On March 20, 2013, Cleco Power entered into a bank term loan agreement in the amount of $60.0 million. The interest rate under the agreement at March 31, 2013, was 1.085%. The interest rate is based on LIBOR and resets on a monthly basis. Proceeds of the loan agreement were used to repay draws under Cleco Power's revolving credit facility. The loan matures May 29, 2015.
At March 31, 2013, Cleco Power had no borrowings outstanding under its $300.0 million credit facility.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of March 31, 2013, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power LLC (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities
Exchange Act of 1934 is recorded, processed, summarized,

and reported within the time periods specified in SEC rules
and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There has been no change in the Registrants’ internal control over financial reporting that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Annual Report on Form 10-K”). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2012 Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

ITEM 5. OTHER INFORMATION

Amendment to Articles of Incorporation
On April 26, 2013, the Board of Directors of Cleco Corporation adopted and approved an amendment to its Amended and Restated Articles of Incorporation to eliminate Michael H. Madison as a registered agent with Cleco.  The Amended and Restated Articles of Incorporation are effective upon filing with the Secretary of State of the State of Louisiana.  A copy of the Articles of Amendment to the Amended and Restated Articles of Incorporation of Cleco effective April 26, 2013, is filed as Exhibit 3.2 to this Combined Quarterly Report on Form 10-Q.

Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of Cleco Corporation was held on April 26, 2013, in Pineville, Louisiana.

(b)
Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management’s nominees, and all nominees listed in the proxy statement were elected.

(c)	The following is a tabulation of the votes cast upon each proposal presented at the Annual Meeting of Shareholders of Cleco Corporation on April 26, 2013.

(1)	Election of Directors to serve until the 2016 Annual Meeting of Shareholders:

CLASS I DIRECTORS	FOR	WITHHELD	ABSTAIN	BROKER NON-VOTE
Logan W. Kruger	47,978,205	1,423,576	0	5,621,683
Bruce A. Williamson	47,717,720	1,684,061	0	5,621,683

The term of office as a director of each of Messrs. J. Patrick Garrett, Elton R. King, William L. Marks, Peter M. Scott III, Shelley Stewart, Jr., and William H. Walker, Jr. continued after the meeting.

(2)	Ratification of the Audit Committee’s appointment of Deloitte & Touche LLP as Cleco Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2013:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
53,453,937	1,442,227	127,300	—

(3)
Consideration of a non-binding advisory vote to approve the compensation of Cleco Corporation’s named executive officers as described in the “Compensation Discussion and Analysis” and “Executive Officers Compensation” sections of the proxy statement:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
47,299,145	1,739,675	362,961	5,621,683

(4)
Consideration of a management proposal to amend the Bylaws of Cleco Corporation to eliminate cumulative voting and to eliminate the classification of the board of directors of Cleco Corporation so as to require that all directors be elected annually:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
46,485,322	2,787,059	129,400	5,621,683

Pursuant to Cleco's Bylaws, the proposed amendments required the affirmative vote of at least 80% of all shares of Cleco's capital stock entitled to vote thereon in order to be adopted.  Since the actual vote for this proposal was less than 80% of the shares entitled to vote, the proposal did not pass.

(5)	Consideration of a management proposal to amend the Amended and Restated Articles of Incorporation of Cleco Corporation to eliminate cumulative voting:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
40,227,928	9,018,222	155,631	5,621,683

Pursuant to Cleco's Amended and Restated Articles of Incorporation, this proposal required an affirmative vote of the holders of at least two-thirds of Cleco's common stock outstanding as of the close of business on the record date.  The adoption of this proposal was contingent on the adoption of proposal 4.  Since proposal 4 did not pass, Cleco's Amended and Restated Articles of Incorporation will not be amended to eliminate cumulative voting even though the requisite votes for the adoption of this proposal were received at the Annual Meeting.

(6)
Consideration of a shareholder proposal to require Cleco Corporation to issue a sustainability report that includes a comprehensive discussion of Cleco Corporation’s sustainability risks and opportunities, including an analysis of material water-related risks:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
21,229,052	25,282,267	2,890,462	5,621,683

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

ITEM 6. EXHIBITS
CLECO CORPORATION
3.1	Amended and Restated Articles of Incorporation of Cleco Corporation, dated November 2, 2010 (filed as Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on November 2, 2010)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Cleco Corporation, effective April 26, 2013
10.1
Term Loan Agreement dated March 20, 2013, by and among Cleco Power LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on March 26, 2013)

12(a)	Computation of Ratios of Earnings to Fixed Charges for the three- and twelve-month periods ended March 31, 2013, for Cleco Corporation
31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
CLECO POWER
10.1
Term Loan Agreement dated March 20, 2013, by and among Cleco Power LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on March 26, 2013)

12(b)	Computation of Ratios of Earnings to Fixed Charges for the three- and twelve-month periods ended March 31, 2013, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2013 1ST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: April 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: April 29, 2013