Form 10-Q
period 2016-06-30
CLECO POWER LLC; Cleco Corporate Holdings LLC
filed 2016-08-11
CIK 18672, 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
Or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15759
CLECO CORPORATE HOLDINGS LLC
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

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether Cleco Corporate Holdings LLC is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
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

As of August 11, 2016, Cleco Corporate Holdings LLC has no common stock outstanding. All of the outstanding interest of Cleco Corporate Holdings LLC is held by Cleco Group LLC, a wholly owned subsidiary of Cleco Partners L.P.

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporate Holdings LLC, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

This Combined Quarterly Report on Form 10-Q is separately filed by Cleco Corporate Holdings LLC and Cleco Power LLC. Information in this filing relating to Cleco Power LLC is filed by Cleco Corporate Holdings LLC and separately by Cleco Power LLC on its own behalf. Cleco Power LLC makes no representation as to information relating to Cleco Corporate Holdings LLC (except as it may relate to Cleco Power LLC) or any other affiliate or subsidiary of Cleco Corporate Holdings LLC.
This report should be read in its entirety as it pertains to each respective Registrant. The Notes to the Unaudited Condensed Consolidated Financial Statements are combined.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

GLOSSARY OF TERMS
References in this filing, including all items in Parts I and II, to “Cleco” mean Cleco Corporate Holdings LLC (Cleco Holdings) and its subsidiaries, including Cleco Power, and references to “Cleco Power” mean Cleco Power LLC and its subsidiaries, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or the LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Holdings
CCR	Coal combustion by-products or residual
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CPP	Clean Power Plan
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners
Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by Macquarie Infrastructure and Real Assets, British Columbia Investment Management Corporation, John Hancock Financial, and other infrastructure investors.

CO2	Carbon dioxide
Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
CSAPR	Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Dolet Hills	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EGU	Electric Generating Unit
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LED	Louisiana Economic Development
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
LTIP	Long-Term Incentive Compensation Plan
Madison Unit 3	A 641-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
MATS	Mercury and Air Toxics Standards
Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation
Merger Commitments
Cleco Partners’, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434 of which a performance report must be filed annually by October 31 for the 12 months ending June 30

Merger Sub
Cleco MergerSub Inc., previously an indirect wholly owned subsidiary of Cleco Partners that was merged with and into Cleco Corporation, with Cleco Corporation surviving the Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NOx	Nitrogen oxides
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
PPA	Power purchase agreement
PRP	Potentially Responsible Party
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
VaR	Value-at-Risk

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Combined Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Combined Quarterly Report are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•	the effects of the Merger on Cleco Holdings’ and Cleco Power’s business relationships, operating results, and business generally,

•
regulatory factors such as changes in rate-setting practices or policies; the unpredictability in political actions of governmental regulatory bodies; adverse regulatory ratemaking actions; recovery of investments made under traditional regulation; recovery of storm restoration costs; the frequency, timing, and amount of rate increases or decreases; the impact that rate cases or requests for FRP extensions may have on operating decisions of Cleco Power; the results of periodic NERC and LPSC audits; participation in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers; and compliance with the ERO reliability standards for bulk power systems by Cleco Power,

•	the ability to recover fuel costs through the FAC,

•
factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage caused by hurricanes and other storms or severe drought conditions; unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs or fuel supply costs, fuel shortages, transportation problems, or other developments; fuel mix of Cleco’s generating facilities; decreased customer load; environmental incidents and compliance costs; and power transmission system constraints,

•	reliance on third parties for determination of Cleco Power’s commitments and obligations to markets for generation resources and reliance on third-party transmission services,

•
global and domestic economic conditions, including the ability of customers to continue paying utility bills, related growth and/or down-sizing of businesses in Cleco’s service area, monetary fluctuations, changes in commodity prices, and inflation rates,

•	the ability of the lignite reserves at Dolet Hills to provide sufficient fuel to the Dolet Hills Power Station until at least 2036,

•	Cleco Power’s ability to maintain its right to sell wholesale power at market-based rates within its control area,

•	Cleco Power’s dependence on energy from sources other than its facilities and future sources of such additional energy,

•	reliability of Cleco Power’s generating facilities,

•	the imposition of energy efficiency requirements or increased conservation efforts of customers,

•
the impact of current or future environmental laws and regulations, including those related to CCRs, greenhouse gases, and energy efficiency that could limit or terminate the operation of certain generating units, increase costs, or reduce customer demand for electricity,

•	the ability to recover costs of compliance with environmental laws and regulations, including those through the EAC,

•	financial or regulatory accounting principles or policies imposed by FASB, the SEC, FERC, the LPSC, or similar entities with regulatory or accounting oversight,

•
changing market conditions and a variety of other factors associated with physical energy, financial transactions, and energy service activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rates, and warranty risks,

•	legal, environmental, and regulatory delays and other obstacles associated with acquisitions, reorganizations, investments in joint ventures, or other capital projects,

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

•	the availability and use of alternative sources of energy and technologies, such as wind, solar, battery storage, and distributed generation,

•
changes in federal, state, or local laws (including tax laws), changes in tax rates, disallowances of tax positions, or changes in other regulating policies that may result in a change to tax benefits or expenses,

•	the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the Merger Commitments,

•	Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	nonperformance by and creditworthiness of the guarantor counterparty of the NMTC Fund,

•	credit ratings of Cleco Holdings and Cleco Power,

•	ability to remain in compliance with debt covenants,

•
availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	employee work force factors, including aging workforce and changes in management.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please see “Risk Factors” in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
All subsequent written and oral forward-looking statements attributable to the Registrants, or persons acting on their behalf, are expressly qualified in their entirety by the factors identified above.
The Registrants undertake no obligation to update any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco Holdings
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with Cleco Holdings’ Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Income (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016	FOR THE THREE MONTHS ENDED JUNE 30, 2015
Operating revenue
Electric operations	$229,927	$30,997	$276,661
Other operations	14,133	1,949	15,803
Gross operating revenue	244,060	32,946	292,464
Electric customer credits	(558)	(43)	(3,390)
Operating revenue, net	243,502	32,903	289,074
Operating expenses
Fuel used for electric generation	66,251	8,934	84,011
Power purchased for utility customers	24,382	4,144	34,132
Other operations	24,270	4,244	31,436
Maintenance	22,905	5,182	21,436
Depreciation and amortization	34,160	5,137	36,468
Taxes other than income taxes	10,379	1,704	12,117
Merger transaction and commitment costs	171,303	33,390	(410)
Total operating expenses	353,650	62,735	219,190
Operating (loss) income	(110,148)	(29,832)	69,884
Interest income	197	41	90
Allowance for equity funds used during construction	749	72	460
Other income	1,738	364	764
Other expense	(187)	(73)	(695)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	26,693	2,592	20,040
Allowance for borrowed funds used during construction	(228)	(23)	(130)
Total interest charges	26,465	2,569	19,910
(Loss) income before income taxes	(134,116)	(31,997)	50,593
Federal and state income tax (benefit) expense	(52,202)	(8,669)	20,359
Net (loss) income	$(81,914)	$(23,328)	$30,234
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016	FOR THE THREE MONTHS ENDED JUNE 30, 2015
Net (loss) income	$(81,914)	$(23,328)	$30,234
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $0, $37, and $411, respectively)	—	59	656
Net gain on cash flow hedges (net of tax expense of $0, $4, and $33, respectively)	—	7	53
Total other comprehensive income, net of tax	—	66	709
Comprehensive (loss) income, net of tax	$(81,914)	$(23,262)	$30,943
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Income (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015
Operating revenue
Electric operations	$229,927	$281,154	$554,175
Other operations	14,133	19,080	33,535
Gross operating revenue	244,060	300,234	587,710
Electric customer credits	(558)	(364)	(3,179)
Operating revenue, net	243,502	299,870	584,531
Operating expenses
Fuel used for electric generation	66,251	96,378	172,136
Power purchased for utility customers	24,382	27,249	78,213
Other operations	24,270	33,563	59,995
Maintenance	22,905	29,813	40,518
Depreciation and amortization	34,160	44,076	73,746
Taxes other than income taxes	10,379	14,611	25,589
Merger transaction and commitment costs	171,303	34,912	1,730
Gain on sale of asset	—	(1,095)	—
Total operating expenses	353,650	279,507	451,927
Operating (loss) income	(110,148)	20,363	132,604
Interest income	197	265	388
Allowance for equity funds used during construction	749	723	1,537
Other income	1,738	870	1,409
Other expense	(187)	(590)	(1,063)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	26,693	22,330	40,483
Allowance for borrowed funds used during construction	(228)	(207)	(451)
Total interest charges	26,465	22,123	40,032
(Loss) income before income taxes	(134,116)	(492)	94,843
Federal and state income tax (benefit) expense	(52,202)	3,468	37,687
Net (loss) income	$(81,914)	$(3,960)	$57,156
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015
Net (loss) income	$(81,914)	$(3,960)	$57,156
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $0, $367, and $792, respectively)	—	587	1,265
Net gain on cash flow hedges (net of tax expense of $0, $37, and $66, respectively)	—	60	106
Total other comprehensive income, net of tax	—	647	1,371
Comprehensive (loss) income, net of tax	$(81,914)	$(3,313)	$58,527
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Balance Sheets (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Assets
Current assets
Cash and cash equivalents	$16,912	$68,246
Restricted cash and cash equivalents	144,150	9,263
Customer accounts receivable (less allowance for doubtful accounts of $3,957 in 2016 and $2,674 in 2015)	46,503	43,255
Accounts receivable - affiliate	3,786	—
Other accounts receivable	25,681	27,677
Unbilled revenue	46,419	33,995
Fuel inventory, at average cost	38,023	72,838
Material and supplies, at average cost	79,469	76,731
Energy risk management assets	13,989	7,673
Accumulated deferred fuel	19,543	12,910
Cash surrender value of company-/trust-owned life insurance policies	76,424	73,823
Prepayments	7,798	7,883
Regulatory assets	40,929	14,117
Other current assets	841	448
Total current assets	560,467	448,859
Property, plant, and equipment
Property, plant, and equipment	3,376,333	4,661,212
Accumulated depreciation	(20,990)	(1,536,158)
Net property, plant, and equipment	3,355,343	3,125,054
Construction work in progress	97,194	66,509
Total property, plant, and equipment, net	3,452,537	3,191,563
Equity investment in investee	19,272	16,822
Goodwill	1,490,402	—
Prepayments	4,656	4,542
Restricted cash and cash equivalents	24,291	16,195
Regulatory assets - deferred taxes, net	230,523	236,941
Regulatory assets	471,389	284,689
Net investment in direct financing lease	13,442	13,464
Intangible asset	157,731	74,963
Tax credit fund investment, net	12,072	13,741
Other deferred charges	17,072	22,299
Total assets	$6,453,854	$4,324,078
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Balance Sheets (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Liabilities and member’s equity/shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$20,007	$19,421
Accounts payable	100,802	93,822
Accounts payable, affiliate	146	—
Customer deposits	56,328	55,233
Provision for rate refund	3,618	2,696
Provision for merger commitments	142,003	—
Taxes payable	16,246	2,573
Interest accrued	14,041	7,814
Energy risk management liabilities	371	275
Regulatory liabilities - other	—	312
Deferred compensation	10,933	10,156
Other current liabilities	17,776	14,277
Total current liabilities	382,271	206,579
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	1,002,784	925,103
Accumulated deferred investment tax credits	2,998	3,245
Postretirement benefit obligations	213,638	205,036
Restricted storm reserve	16,775	16,177
Other deferred credits	27,935	24,670
Total long-term liabilities and deferred credits	1,264,130	1,174,231
Long-term debt, net	2,759,226	1,268,427
Total liabilities	4,405,627	2,649,237
Commitments and Contingencies (Note 12)
Member’s equity/Shareholders’ equity
Member’s equity/Common shareholders’ equity
Membership interest/Common stock (1)	2,130,141	456,412
(Accumulated deficit)/Retained earnings	(81,914)	1,245,014
Accumulated other comprehensive loss	—	(26,585)
Total member’s equity/common shareholders’ equity	2,048,227	1,674,841
Total liabilities and member’s equity/shareholders’ equity	$6,453,854	$4,324,078
(1)At December 31, 2015, shareholders’ equity included $418.5 million of premium on common stock, $61.1 million of common stock, and $23.2 million of treasury stock. At December 31, 2015, Cleco Holdings had 100,000,000 shares of common stock authorized, 61,058,918 shares of common stock issued, and 60,482,468 shares of common stock outstanding, par value $1 per share. At December 31, 2015, Cleco Holdings had 576,450 shares of treasury stock.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Cash Flows (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015
Operating activities
Net (loss) income	$(81,914)	$(3,960)	$57,156
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	57,718	45,869	76,951
Gain on sale of asset	—	(1,095)	—
Unearned compensation expense	361	3,276	3,341
Allowance for equity funds used during construction	(748)	(724)	(1,537)
Net deferred income taxes	(47,264)	2,219	33,367
Deferred fuel costs	(7,717)	977	7,251
Cash surrender value of company-/trust-owned life insurance	(1,761)	(840)	(366)
Provision for merger commitments	150,840	—	—
Changes in assets and liabilities
Accounts receivable	(5,360)	(1,865)	(8,062)
Accounts and notes receivable, affiliate	(3,786)	—	—
Unbilled revenue	(12,988)	563	(4,866)
Fuel inventory and materials and supplies	12,765	19,312	4,973
Prepayments	(2,425)	2,395	1,295
Accounts payable	(19,143)	8,348	(27,652)
Accounts and notes payable, affiliate	146	—	—
Customer deposits	2,787	3,342	6,104
Postretirement benefit obligations	936	9,746	6,878
Regulatory assets and liabilities, net	4,104	5,178	8,764
Other deferred accounts	(7,109)	6,878	(7,872)
Taxes accrued	(8,161)	10,820	16,959
Interest accrued	(11,760)	17,909	1,112
Deferred compensation	(1,436)	(793)	(908)
Other operating	2,705	2,224	1,579
Net cash provided by operating activities	20,790	129,779	174,467
Investing activities
Additions to property, plant, and equipment	(43,623)	(42,392)	(78,180)
Allowance for equity funds used during construction	748	724	1,537
Proceeds from sale of property	159	1,932	—
Premiums paid on trust-owned life insurance	—	—	(1,375)
Contributions to equity investment in investee	—	(2,450)	(840)
Return of equity investment in tax credit fund	475	476	1,172
Contributions to tax credit fund	—	—	(923)
Transfer of cash (to) from restricted accounts, net	(147,830)	4,847	(41)
Other investing	104	53	459
Net cash used in investing activities	(189,967)	(36,810)	(78,191)

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Cash Flows (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015
Financing activities
Draws on credit facilities	15,000	3,000	62,000
Payments on credit facilities	(15,000)	(10,000)	(87,000)
Issuance of long-term debt	1,350,000	—	—
Repayment of long-term debt	(1,350,000)	(8,546)	(43,053)
Payment of financing costs	(5,830)	(43)	(154)
Dividends paid	(572)	(24,579)	(48,869)
Contribution from member	100,720	—	—
Distribution to member	(28,000)	—	—
Other financing	(559)	(717)	(1,194)
Net cash provided by (used in) financing activities	65,759	(40,885)	(118,270)
Net (decrease) increase in cash and cash equivalents	(103,418)	52,084	(21,994)
Cash and cash equivalents at beginning of period	120,330	68,246	44,423
Cash and cash equivalents at end of period	$16,912	$120,330	$22,429

Supplementary cash flow information
Interest paid, net of amount capitalized	$37,466	$2,478	$36,751
Income taxes paid (refunded), net	$256	$(481)	$306
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$19,668	$10,619	$7,674
Additions to property, plant, and equipment - ARO	$—	$961	$—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(THOUSANDS)	COMMON STOCK/MEMBERSHIP INTEREST(1)	RETAINED EARNINGS/(ACCUMULATED DEFICIT)	AOCI	TOTAL SHAREHOLDERS’/ MEMBER’S EQUITY
PREDECESSOR
Balances, Dec. 31, 2015	$456,412	$1,245,014	$(26,585)	$1,674,841
Common stock issued for compensatory plans	(1,277)	—	—	(1,277)
Dividends on common stock, $0.40 per share	—	(24,190)	—	(24,190)
Net loss	—	(3,960)	—	(3,960)
Other comprehensive income, net of tax	—	—	647	647
Balances, Apr. 12, 2016	$455,135	$1,216,864	$(25,938)	$1,646,061
SUCCESSOR
Balances, Apr. 13, 2016 (2)	$2,158,141	$—	$—	$2,158,141
Distribution to member	(28,000)	—	—	(28,000)
Net loss	—	(81,914)	—	(81,914)
Balances, June 30, 2016	$2,130,141	$(81,914)	$—	$2,048,227
(1)At April 12, 2016, and December 31, 2015, shareholders’ equity of the predecessor company included $61.1 million of common stock. At April 12, 2016, and December 31, 2015, shareholders’ equity of the predecessor company included $414.6 million and $418.5 million of premium on common stock, and $20.5 million and $23.2 million of treasury stock, respectively.
(2)The April 13, 2016, beginning balance of the successor company differs from the April 12, 2016, ending balances of the predecessor company due to acquisition accounting adjustments related to the Merger.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco Power
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2016	2015
Operating revenue
Electric operations	$263,155	$276,661
Other operations	15,564	15,283
Affiliate revenue	225	331
Gross operating revenue	278,944	292,275
Electric customer credits	(601)	(3,390)
Operating revenue, net	278,343	288,885
Operating expenses
Fuel used for electric generation	75,185	84,011
Power purchased for utility customers	28,526	34,132
Other operations	29,287	31,650
Maintenance	27,954	21,230
Depreciation and amortization	36,240	36,126
Taxes other than income taxes	11,491	11,493
Merger commitment costs	151,501	—
Total operating expenses	360,184	218,642
Operating (loss) income	(81,841)	70,243
Interest income	146	48
Allowance for equity funds used during construction	821	460
Other income	204	846
Other expense	(272)	(474)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	19,564	19,531
Allowance for borrowed funds used during construction	(251)	(130)
Total interest charges	19,313	19,401
(Loss) income before income taxes	(100,255)	51,722
Federal and state income tax (benefit) expense	(39,026)	19,909
Net (loss) income	$(61,229)	$31,813
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2016	2015
Net (loss) income	$(61,229)	$31,813
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $113 in 2016 and $180 in 2015)	181	288
Net gain on cash flow hedges (net of tax expense of $33 in 2016 and 2015)	53	53
Total other comprehensive income, net of tax	234	341
Comprehensive (loss) income, net of tax	$(60,995)	$32,154
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2016	2015
Operating revenue
Electric operations	$513,312	$554,175
Other operations	32,178	32,495
Affiliate revenue	457	665
Gross operating revenue	545,947	587,335
Electric customer credits	(922)	(3,179)
Operating revenue, net	545,025	584,156
Operating expenses
Fuel used for electric generation	162,629	172,136
Power purchased for utility customers	51,631	78,213
Other operations	58,681	60,130
Maintenance	52,492	40,175
Depreciation and amortization	74,843	73,109
Taxes other than income taxes	23,916	24,479
Merger commitment costs	151,501	—
Gain on sale of asset	(1,095)	—
Total operating expenses	574,598	448,242
Operating (loss) income	(29,573)	135,914
Interest income	325	304
Allowance for equity funds used during construction	1,472	1,537
Other income	351	1,297
Other expense	(789)	(1,062)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	39,034	39,755
Allowance for borrowed funds used during construction	(435)	(451)
Total interest charges	38,599	39,304
(Loss) income before income taxes	(66,813)	98,686
Federal and state income tax (benefit) expense	(26,463)	38,268
Net (loss) income	$(40,350)	$60,418
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2016	2015
Net (loss) income	$(40,350)	$60,418
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $239 in 2016 and $126 in 2015)	381	201
Net gain on cash flow hedges (net of tax expense of $66 in 2016 and 2015)	106	106
Total other comprehensive income, net of tax	487	307
Comprehensive (loss) income, net of tax	$(39,863)	$60,725
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Assets
Utility plant and equipment
Property, plant, and equipment	$4,694,517	$4,645,698
Accumulated depreciation	(1,571,433)	(1,525,298)
Net property, plant, and equipment	3,123,084	3,120,400
Construction work in progress	96,725	66,069
Total utility plant, net	3,219,809	3,186,469
Current assets
Cash and cash equivalents	7,310	65,705
Restricted cash and cash equivalents	144,150	9,263
Customer accounts receivable (less allowance for doubtful accounts of $3,957 in 2016 and $2,674 in 2015)	46,503	43,255
Accounts receivable - affiliate	3,812	1,908
Other accounts receivable	25,245	27,553
Unbilled revenue	46,419	33,995
Fuel inventory, at average cost	38,023	72,838
Material and supplies, at average cost	79,469	76,731
Energy risk management assets	13,989	7,673
Accumulated deferred fuel	19,543	12,910
Cash surrender value of company-owned life insurance policies	20,155	20,003
Prepayments	6,707	6,309
Regulatory assets	19,362	14,117
Other current assets	—	337
Total current assets	470,687	392,597
Equity investment in investee	19,272	16,822
Prepayments	4,656	4,542
Restricted cash and cash equivalents	24,270	16,174
Regulatory assets - deferred taxes, net	230,523	236,941
Regulatory assets	269,397	284,689
Intangible asset	66,711	74,963
Other deferred charges	14,133	20,534
Total assets	$4,319,458	$4,233,731
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Liabilities and member’s equity
Member’s equity	$1,527,541	$1,552,404
Long-term debt, net	1,224,624	1,234,433
Total capitalization	2,752,165	2,786,837
Current liabilities
Long-term debt due within one year	20,007	19,421
Accounts payable	92,595	88,235
Accounts payable - affiliate	6,432	6,598
Customer deposits	56,328	55,233
Provision for rate refund	3,618	2,696
Provision for merger commitments	142,003	—
Taxes payable	5,916	17,045
Interest accrued	8,915	7,813
Energy risk management liabilities	371	275
Regulatory liabilities - other	—	312
Other current liabilities	12,159	10,078
Total current liabilities	348,344	207,706
Commitments and Contingencies (Note 12)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	1,016,256	1,043,531
Accumulated deferred investment tax credits	2,998	3,245
Postretirement benefit obligations	154,985	152,152
Restricted storm reserve	16,775	16,177
Other deferred credits	27,935	24,083
Total long-term liabilities and deferred credits	1,218,949	1,239,188
Total liabilities and member’s equity	$4,319,458	$4,233,731
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2016	2015
Operating activities
Net (loss) income	$(40,350)	$60,418
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	79,059	75,591
Gain on sale of asset	(1,095)	—
Allowance for equity funds used during construction	(1,472)	(1,537)
Net deferred income taxes	(22,438)	34,583
Deferred fuel costs	(6,740)	7,251
Provision for merger commitments	150,840	—
Changes in assets and liabilities
Accounts receivable	(6,914)	(8,204)
Accounts and notes receivable, affiliate	(680)	5,857
Unbilled revenue	(12,425)	(4,866)
Fuel inventory and materials and supplies	32,077	4,973
Prepayments	(512)	(867)
Accounts payable	(13,238)	(22,311)
Accounts and notes payable, affiliate	(4,129)	(2,619)
Customer deposits	6,129	6,104
Postretirement benefit obligations	2,426	3,533
Regulatory assets and liabilities, net	8,854	8,764
Other deferred accounts	(231)	(6,409)
Taxes accrued	(11,129)	18,949
Interest accrued	1,102	1,099
Other operating	5,056	1,888
Net cash provided by operating activities	164,190	182,197
Investing activities
Additions to property, plant, and equipment	(85,936)	(78,010)
Allowance for equity funds used during construction	1,472	1,537
Proceeds from sale of property	2,091	—
Contributions to equity investment in investee	(2,450)	(840)
Transfer of cash to restricted accounts, net	(142,983)	(41)
Other investing	157	459
Net cash used in investing activities	(227,649)	(76,895)
Financing activities
Draws on credit facility	15,000	20,000
Payments on credit facility	(15,000)	(40,000)
Repayment of long-term debt	(8,546)	(43,053)
Contributions from parent	50,000	—
Distributions to parent	(35,000)	(60,000)
Other financing	(1,390)	(1,348)
Net cash provided by (used in) financing activities	5,064	(124,401)
Net decrease in cash and cash equivalents	(58,395)	(19,099)
Cash and cash equivalents at beginning of period	65,705	39,162
Cash and cash equivalents at end of period	$7,310	$20,063

Supplementary cash flow information
Interest paid, net of amount capitalized	$35,746	$36,394
Income taxes (refunded) paid, net	$(485)	$565
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$19,571	$7,639
Additions to property, plant, and equipment - ARO	$961	$—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2015	$1,569,496	$(17,092)	$1,552,404
Other comprehensive income, net of tax	—	487	487
Contributions from parent	50,000	—	50,000
Distributions to parent	(35,000)	—	(35,000)
Net loss	(40,350)	—	(40,350)
Balances, June 30, 2016	$1,544,146	$(16,605)	$1,527,541
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Holdings and Cleco Power
Note 2	Business Combinations	Cleco Holdings
Note 3	Recent Authoritative Guidance	Cleco Holdings and Cleco Power
Note 4	Regulatory Assets and Liabilities	Cleco Holdings and Cleco Power
Note 5	Fair Value Accounting	Cleco Holdings and Cleco Power
Note 6	Debt	Cleco Holdings and Cleco Power
Note 7	Pension Plan and Employee Benefits	Cleco Holdings and Cleco Power
Note 8	Income Taxes	Cleco Holdings and Cleco Power
Note 9	Disclosures about Segments	Cleco Holdings
Note 10	Regulation and Rates	Cleco Holdings and Cleco Power
Note 11	Variable Interest Entities	Cleco Holdings and Cleco Power
Note 12	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Holdings and Cleco Power
Note 13	Affiliate Transactions	Cleco Holdings and Cleco Power
Note 14	Accumulated Other Comprehensive Loss	Cleco Holdings and Cleco Power
Note 15	Intangible Assets and Goodwill	Cleco Holdings and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Basis of Presentation
On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. At the effective time of the Merger each outstanding share of Cleco Corporation common stock, par value $1.00 per share (other than shares that were owned by Cleco Corporation, Cleco Partners, Merger Sub, or any other direct or indirect wholly owned subsidiary of Cleco Partners or Cleco Corporation), were cancelled and were converted into the right to receive $55.37 per share in cash, without interest, with all dividends payable before the effective time of the Merger.
Cleco Holdings has accounted for the merger transaction by applying the acquisition method of accounting. The objective of the acquisition method is to establish a new accounting basis for the acquiree, Cleco Holdings and its subsidiaries, and requires the acquirer, Cleco Group, to recognize and measure the acquiree’s assets and liabilities at fair value as of the acquisition date. Cleco Power’s assets and liabilities were recorded at historical cost since Cleco did not elect pushdown accounting at the Cleco Power level. The financial statements and accompanying footnotes for Cleco have been segregated to present pre-merger activity as the “Predecessor” and post-merger activity as the “Successor.” The predecessor period is not comparable to the successor period.

The Condensed Consolidated Financial Statements of Cleco Holdings and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. Because the interim Condensed Consolidated Financial Statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the year ended December 31, 2015.
These Condensed Consolidated Financial Statements, in the opinion of management, reflect all normal recurring adjustments that are necessary to fairly present the financial position and results of operations of Cleco. Amounts reported in Cleco’s interim financial statements are not necessarily indicative of amounts expected for the annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices, effects of the completion of the Merger, discrete income tax items, and other factors.
In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. For information on recent authoritative guidance and its effect on financial results, see Note 3 — “Recent Authoritative Guidance.”

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Reclassifications
Reclassifications have been made to the 2015 financial statements to conform them to the presentation used in the 2016 financial statements. Cleco and Cleco Power’s Condensed Consolidated Balance Sheets for the year ended December 31, 2015, have been adjusted to reflect credit facility debt issuance costs as Other deferred charges as compared to Long-term debt, net as presented in the prior year. The amount of the reclassification was $0.7 million and $0.4 million for Cleco and Cleco Power, respectively. These reclassifications had no effect on Cleco or Cleco Power’s net income or equity.

Goodwill
Goodwill is the excess of the purchase price (consideration transferred and liabilities assumed) over the estimated fair value of net assets of the acquired business and is not subject to amortization. Goodwill will be tested annually in the third quarter and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. If the fair value of Cleco is less than the carrying value, a full valuation of Cleco’s assets and liabilities, conducted as though Cleco were a newly acquired business, would occur. For more information on goodwill, see Note 15 — “Intangible Assets and Goodwill.”

Intangible assets
Intangible assets include Cleco Katrina/Rita’s right to bill and collect storm recovery charges, fair value adjustments on wholesale power supply agreements, and the Cleco trade name. The fair value of the assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. The intangible assets related to the power supply agreements have definite lives ranging from 2 years to 19 years. Impairment will be tested if there are events or circumstances that indicate that an impairment analysis should be performed. If such an event or circumstance occurs, intangible impairment testing will be performed prior to goodwill impairment testing. Impairment is calculated as the excess of the asset’s carrying amount over its fair value. For more information on intangible assets, see Note 15 — “Intangible Assets and Goodwill.”

Property, Plant, and Equipment
Property, plant, and equipment consist primarily of regulated utility generation and energy transmission and distribution assets. Regulated assets, utilized primarily for retail operations and electric transmission and distribution, are stated at the cost of construction, which includes certain materials, labor, payroll taxes and benefits, administrative and general costs, and the estimated cost of funds used during construction. Jointly owned assets are reflected in property, plant, and equipment at Cleco Power’s share of the cost to construct or purchase the assets.
Most of the carrying value of Cleco’s assets were determined to be stated at fair value at the Merger date, considering that most of these assets are subject to regulation by the LPSC and FERC. A fair value adjustment was made to record the stepped-up basis for the Coughlin assets, since Cleco Power is able to earn a return on and recover these costs from customers. At the date of the Merger, the gross balance of fixed depreciable assets at Cleco was adjusted to be net of accumulated depreciation, as no accumulated depreciation existed on the date of the Merger. Since pushdown accounting was not elected at the Cleco Power level, Cleco Power retained its accumulated depreciation. For more information about merger related adjustments to property, plant, and equipment, see Note 2 — “Business Combinations.”
Cleco and Cleco Power’s property, plant, and equipment consisted of:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Utility plants	$3,371,948	$4,645,698
Other	4,385	15,514
Total property, plant, and equipment	3,376,333	4,661,212
Accumulated depreciation	(20,990)	(1,536,158)
Net property, plant, and equipment	$3,355,343	$3,125,054

Cleco Power
(THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Regulated utility plants	$4,694,517	$4,645,698
Accumulated depreciation	(1,571,433)	(1,525,298)
Net property, plant, and equipment	$3,123,084	$3,120,400

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Current
Cleco Katrina/Rita’s storm recovery bonds	$8,348	$9,263
Cleco Power’s sale of property	1,299	—
Cleco Power’s charitable contributions	1,200	—
Cleco Power’s rate credit escrow	133,303	—
Total current	144,150	9,263
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	16,769	16,174
Cleco Power’s charitable contributions	4,803	—
Cleco Power’s rate credit escrow	2,698	—
Total non-current	24,291	16,195
Total restricted cash and cash equivalents	$168,441	$25,458

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Cleco Power
(THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Current
Cleco Katrina/Rita’s storm recovery bonds	$8,348	$9,263
Sale of property	1,299	—
Charitable contributions	1,200	—
Rate credit escrow	133,303	—
Total current	144,150	9,263
Non-current
Future storm restoration costs	16,769	16,174
Charitable contributions	4,803	—
Rate credit escrow	2,698	—
Total non-current	24,270	16,174
Total restricted cash and cash equivalents	$168,420	$25,437

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the six months ended June 30, 2016, Cleco Katrina/Rita collected $9.9 million net of administration fees. In March 2016, Cleco Katrina/Rita used $8.5 million for a scheduled storm recovery bond principal payment and $2.3 million for a related interest payment.
On March 14, 2016, Cleco Power sold property for $1.3 million. Cleco Power used the proceeds from the sale to purchase like-kind property; therefore, was required to deposit the proceeds with a third party intermediary. On July 29, 2016, Cleco Power completed the purchase of the like-kind property, and the funds were released to purchase the property.
Included in the Merger Commitments were $6.0 million of charitable contributions to be disbursed over five years and $136.0 million of rate credits to eligible customers. On April 25, 2016, in accordance with the Merger Commitments, Cleco Power established the charitable contribution fund and also deposited the rate credit funds into an escrow account. On April 28, 2016, the LPSC voted to issue the rate credits equally to customers with service as of June 30, 2016, beginning in July 2016.

Fair Value Measurements and Disclosures
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally on the date of acquisition or debt issuance. Cleco and Cleco Power disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes. For more information about fair value levels, see Note 5 — “Fair Value Accounting.”

Risk Management
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes in value arising from changes in interest rates and the commodity market prices of power, FTRs, and natural gas in the industry on different energy exchanges. Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power, FTRs, and natural gas. Cleco evaluates derivatives and hedging activities to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions would be marked-to-market with the resulting gain or loss recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss would be deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses would be included in the FAC and reflected on customers’ bills as a component of the fuel cost adjustment. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal is required to be submitted to the LPSC by June 30, 2018. There were no open natural gas positions at June 30, 2016, or December 31, 2015.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. At June 30, 2016, Cleco and Cleco Power’s Condensed Consolidated Balance Sheets reflected the fair value of open FTR positions of $14.0 million in Energy risk management assets and $0.4 million in Energy risk management liabilities, compared to $7.7 million in Energy risk management assets and $0.3 million in Energy risk management liabilities at December 31, 2015. For more information on FTRs, see Note 5 — “Fair Value Accounting — Commodity Contracts.”
Cleco and Cleco Power maintain a master netting agreement policy and monitor credit risk exposure through review of counterparty credit quality, aggregate counterparty credit exposure, and aggregate counterparty concentration levels. Cleco manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Cleco Power has agreements in place with various counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk for transactions entered into for risk management purposes.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For the six

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

months ended June 30, 2016, and the year ended December 31, 2015, Cleco did not enter into any contracts to mitigate the volatility in interest rate risk.

Accounting for MISO Transactions
Cleco Power participates in MISO’s Energy and Operating Reserve market where sales and purchases are netted hourly. If the hourly activity nets to sales, the result is reported in Electric operations on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. If the hourly activity nets to purchases, the result is reported in Power purchased for utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income.

Stock-Based Compensation
Prior to the completion of the Merger, Cleco had two stock-based compensation plans: the ESPP and the LTIP. As a result of the completion of the Merger, the ESPP and the LTIP were terminated.
Pursuant to the terms of the LTIP, certain officers, key employees, and directors of Cleco were eligible to be granted stock options, restricted stock, also known as non-vested stock, common stock equivalents, and stock appreciation rights. For the predecessor period January 1, 2016, through April 12, 2016, Cleco granted no shares of non-vested stock pursuant to the LTIP. As a result of the completion of the Merger, all unvested shares outstanding under the LTIP that were granted prior to January 1, 2015, vested at target and were paid out in cash to plan participants. Unvested shares that were granted during 2015 were prorated to the target amount and paid out in cash to plan participants in accordance with the terms of the Merger Agreement. In April 2016, Cleco incurred $2.3 million of merger expense due to the accelerated vesting of the LTIP shares for the predecessor period. For more information about the Merger, see Note 2 — “Business Combinations.”
Cleco and Cleco Power reported pretax compensation expense for their share-based compensation plans as shown in the following tables:

Cleco
	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016	FOR THE THREE MONTHS ENDED JUNE 30, 2015	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015
Equity classification
Non-vested stock	$—	$2,273	$1,440	$—	$3,241	$3,225
Tax benefit	$—	$874	$554	$—	$1,247	$1,241

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2016	2015	2016	2015
Equity classification
Non-vested stock	$645	$502	$997	$946
Tax benefit	$248	$193	$384	$364

Note 2 — Business Combinations
On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. At the effective time of the Merger each outstanding share of Cleco Corporation common stock, par value $1.00 per share (other than shares that were owned by Cleco Corporation, Cleco Partners, Merger Sub, or any other direct or indirect wholly owned subsidiary of Cleco Partners or Cleco Corporation), were cancelled and were converted into the right to receive $55.37 per share in cash, without interest, with all dividends payable before the effective time of the Merger.

Regulatory Matters
On March 28, 2016, the LPSC approved the Merger. The LPSC’s written order approving the Merger was issued on April 7, 2016. Approval of the Merger was conditioned upon certain commitments, including $136.0 million of customer rate credits, a $7.0 million one-time contribution for economic development in Cleco Power’s service territory to be administered by LED or other state agency, $6.0 million of charitable contributions to be disbursed over five years, and $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years. These commitments were accrued on April 13, 2016, and are included in Merger transaction and commitment costs and Merger commitment costs on Cleco and Cleco Power’s Condensed Consolidated Statements of Income, respectively. In addition, the Merger Commitments also included $1.2 million of annual refunds to customers representing cost savings due to the Merger. For more information on the cost savings refunds due to the Merger, see Note 10 — “Regulation and Rates.”

Accounting for the Merger Transaction
The total purchase price consideration was approximately $3.36 billion, which consisted of cash paid to Cleco Corporation shareholders of $3.35 billion and cash paid for Cleco LTIP equity awards of $9.5 million. There were no remaining LTIP equity awards as of the close of the Merger.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Pushdown accounting was applied to Cleco Holdings, and accordingly, the Cleco Holdings consolidated assets acquired and liabilities assumed were recorded on April 13, 2016, at their estimated fair values as follows:

Preliminary Purchase Price Allocation
(THOUSANDS)	AT APR. 13, 2016
Current assets	$455,016
Property, plant, and equipment, net	3,432,144
Goodwill	1,490,402
Other long-term assets	1,003,255
Less
Current liabilities	228,515
Net deferred income tax liabilities	1,060,487
Other liabilities	258,204
Long-term debt, net	1,470,126
Total purchase price	$3,363,485

Cleco Power’s assets and liabilities were recorded at historical cost since Cleco did not elect pushdown accounting at the Cleco Power level.
The following tables present the preliminary fair value adjustments to Cleco Holdings’ balance sheet and recognition of goodwill:

(THOUSANDS)	AT APR. 13, 2016
Property, plant, and equipment	$(1,334,932)
Accumulated depreciation	1,565,776
Goodwill	1,490,402
Intangible assets	93,251
Regulatory assets	228,752
Deferred tax liabilities	127,401
Long-term debt	$198,599

Most of the carrying values of Cleco’s assets and liabilities were determined to be stated at fair value at the Merger date, considering that most of these assets are subject to regulation by the LPSC and FERC. Under such regulation, rates charged to customers are established by a regulator to provide for recovery of costs and a fair return on rate base and are generally measured at historical cost. As such, a market participant would not expect to recover any more or less than the carrying value of the assets. Prior to the Merger, the Coughlin step-up was not recorded on Cleco’s Condensed Consolidated Balance Sheet due to the accounting treatment for the transfer of that asset in March 2014. However, the recovery of the step-up value of the Coughlin asset was approved by the LPSC for recovery in rate base, including a return on that rate base. On the date of the Merger, the step-up value for the Coughlin asset was recognized on Cleco’s Condensed Consolidated Balance Sheet since Cleco Power is able to earn a return on and recover these costs from its customers. The beginning balance of fixed depreciable assets was shown net at the date of the Merger, as no accumulated depreciation existed on the date of the Merger.
The excess of the purchase price over the estimated fair value of assets acquired and the liabilities assumed was $1.49 billion, which was recognized as goodwill by Cleco Holdings at the Merger date. The goodwill represents the potential long-term return of Cleco to its member.
On the date of the Merger, a fair value adjustment was recorded on Cleco’s Condensed Consolidated Balance Sheet to reflect the valuation of the Cleco trade name. This adjustment is classified as an Intangible asset on Cleco’s Condensed Consolidated Balance Sheet. The valuation of the trade name was estimated by applying the relief-from-royalty method under the income approach. This valuation method is based on the premise that, in lieu of ownership of the asset, a company would be willing to pay a royalty to a third-party for the use of that asset. The owner of the asset is spared this cost, and the value of the asset is estimated by the cost savings. The projected revenue attributed to the trade name was based on projections of Cleco’s wholesale customers. Management is currently evaluating the economic useful life of the trade name. When determined, the trade name intangible asset will be amortized over the useful life. The amortization of the Cleco trade name will be included in Depreciation and amortization on Cleco’s Condensed Consolidated Statement of Income.
On the date of the Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the difference between the contract price and the market price of long-term wholesale power supply agreements. These adjustments are classified as Intangible assets on Cleco’s Condensed Consolidated Balance Sheet. The valuation of the power supply agreements was estimated using the income approach. The income approach is based upon discounted projected future cash flows associated with the underlying contracts. The intangible assets for the power supply agreements will be amortized over the remaining term of the applicable contract. The amortization of the power supply agreements is included in Electric operations on Cleco’s Condensed Consolidated Statement of Income.
The net increase in deferred tax liabilities on Cleco’s Condensed Consolidated Balance Sheet represents the differences between the assigned fair values of assets acquired and their related income tax basis, net of a deferred tax asset representing the net operating loss carryforward that will be utilized in future periods. As the underlying asset assigned fair values are amortized, the related deferred tax liabilities will be included in income tax expense. Goodwill is not deductible for income tax purposes; therefore, no deferred income tax assets or liabilities were recognized for goodwill.
On the date of the Merger, other fair value adjustments were recorded for long-term debt, SERP deferred losses, and interest rate derivative settlement gains/losses. These fair value adjustments are subject to rate regulation, but do not earn a return. In these instances, a corresponding regulatory asset was established, as the underlying utility asset or liability amounts are recoverable from or refundable to customers at historical cost through the rate setting process. These regulatory assets established to offset fair value adjustments are amortized in amounts and over time frames consistent with the realization or settlement of the fair value adjustments. For more information, see Note 4 — “Regulatory Assets and Liabilities.”
The valuations performed in the second quarter of 2016 to estimate the fair value of assets acquired and liabilities assumed are considered preliminary as a result of the short time period between the closing of the Merger and the end of the second quarter of 2016. Accounting guidance provides that the allocation of the purchase price may be modified up to one year from the date of the Merger, as more information is obtained about the fair value of assets acquired and liabilities assumed. The preliminary amounts recognized are subject to revision until the valuations are completed and to the extent that additional information is obtained about the facts and

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

circumstances that existed as of the date of the Merger. Cleco has not yet completed its evaluation and determination of the fair value of certain assets and liabilities acquired, primarily the final valuation and assessment of postretirement benefit plans as of April 13, 2016, and the economic useful life of the Cleco trade name. Cleco expects these final valuations and assessments will be completed by the end of 2016, which may affect the purchase price allocation and could affect goodwill.

Note 3 — Recent Authoritative Guidance
The Registrants adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
In May 2014, FASB amended the accounting guidance for revenue recognition. The amended guidance affects entities that enter into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity must identify the performance obligations in a contract and the transaction price, and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing, and uncertainty of revenue and cash flow arising from contracts. In August 2015, FASB amended the revenue recognition guidance to provide for a one-year deferral of the effective date. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Cleco does not plan to early adopt the amended guidance. Reporting entities have the option of using either a full retrospective or a modified retrospective approach. Management will evaluate the advantages and disadvantages of each transition method before selecting the method of adoption. Management is assessing the potential areas of impact, including the identification of specific contracts that would fall under the scope of this guidance. Management will continue to evaluate the impact of this guidance, but the amended guidance could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
In July 2015, FASB issued the accounting guidance to simplify the measurement of inventory. This guidance requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. These amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
In September 2015, FASB amended the business combinations guidance to simplify the accounting for measurement-period adjustments. This guidance eliminates the requirement to retrospectively account for these adjustments. The adoption of this guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This amendment should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted. Cleco was subject to this guidance starting January 1, 2016. As a result of the Merger on April 13, 2016, Cleco adopted this guidance and does not expect it to have a material impact on the results of operations, financial condition, or cash flows of the Registrants as a result of provisional merger adjustments in future periods.
In January 2016, FASB amended the guidance for recognition and measurement of financial assets and liabilities. These amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of this guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption of certain provisions of this guidance is permitted as of the beginning of the fiscal year of adoption. Entities should apply these amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair value should be applied prospectively to equity investments that exist as of the date of adoption. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
In February 2016, FASB amended the guidance to account for leases. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes practical expedients that may be elected by entities. Management will continue to evaluate the impact of this guidance, but the amended guidance could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
In March 2016, FASB amended the derivatives and hedging accounting guidance to address the effect of derivative contract novations on existing hedge accounting relationships. The amended guidance clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of the hedging relationship provided that all other hedge accounting criteria continue to be met. The adoption of this guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Entities have the option to apply these amendments on either a prospective basis or a modified retrospective basis. This guidance will not have an impact on the results of operations, financial condition, or cash flows of the Registrants.
In March 2016, FASB amended the derivatives and hedging accounting guidance related to contingent put and call options in debt instruments. This guidance clarifies the

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

requirements for assessing whether contingent put and call options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Entities performing the assessment will be required to assess the embedded put and call options solely in accordance with the four-step decision sequence clarified in the amended guidance. The adoption of this guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Entities should apply these amendments on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Management is evaluating the impact that the adoption of this guidance will have on the results of operations, financial condition, or cash flows of the Registrants.
In March 2016, FASB amended the accounting guidance to simplify the transition to the equity method of accounting. This guidance impacts entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. This amended guidance eliminates the requirement to retroactively adopt the equity method of accounting. The adoption of this guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. These amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that results in the adoption of the equity method. Management does not expect this guidance to have any impact on the results of operations, financial condition, or cash flows of the Registrants.
In March 2016, FASB amended the stock compensation guidance to provide for improvements to employee share-based payment accounting. The adoption of this guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those periods. Early adoption is permitted. On April 13, 2016, Cleco Holdings completed the Merger and no longer has common stock; as a result, this guidance will not have an impact on the results of operations, financial condition, or cash flows of the Registrants.
In June 2016, FASB amended the guidance for the measurement of credit losses on financial instruments. The guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The adoption of this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. Management does not expect this guidance to have any impact on the results of operations, financial condition, or cash flows of the Registrants.

Note 4 — Regulatory Assets and Liabilities
Cleco capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process.
Under the current regulatory environment, Cleco believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, Cleco’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco would be required to write-down such assets. In addition, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco could require discontinuance of the application of these authoritative guidelines.
The following table summarizes Cleco Power’s regulatory assets and liabilities:

(THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Regulatory assets – deferred taxes, net	$230,523	$236,941
Mining costs	7,647	8,921
Interest costs	5,041	5,221
AROs	1,789	2,462
Postretirement costs	145,667	150,274
Tree trimming costs	4,960	6,318
Training costs	6,785	6,863
Surcredits, net	7,878	9,661
Amended lignite mining agreement contingency	—	3,781
AMI deferred revenue requirement	5,045	5,318
Production operations and maintenance expenses	9,741	12,436
AFUDC equity gross-up	70,690	71,444
Acadia Unit 1 acquisition costs	2,495	2,548
Financing costs	8,847	9,032
Biomass costs	34	50
MISO integration costs	1,872	2,340
Coughlin transaction costs	1,014	1,030
Corporate franchise tax	2,616	373
Acadia FRP true-up	—	377
MATS costs	5,694	—
Other	944	357
Total regulatory assets	288,759	298,806
PPA true-up	—	(312)
Fuel and purchased power	19,543	12,910
Total regulatory assets, net	$538,825	$548,345

The following table summarizes Cleco’s net regulatory assets and liabilities:

	SUCCESSOR (1)	PREDECESSOR
(THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Total Cleco Power regulatory assets, net	$538,825	$548,345
Cleco Holdings’ Merger adjustments
Fair value of long-term debt	185,113	—
Postretirement costs	20,513	—
Financing costs	9,138	—
Debt issuance costs	8,795	—
Total Cleco regulatory assets, net	$762,384	$548,345
(1)Cleco Holdings’ regulatory assets include acquisition accounting adjustments as a result of the Merger.

Amended Lignite Mining Agreement Contingency
The provisions of the Amended Lignite Mining Agreement between Cleco Power, SWEPCO and DHLC include a requirement that if DHLC is unable to pay for loans and lease payments when due, Cleco Power and SWEPCO each will pay 50% of the amounts due. Any payments under this provision will be considered a prepayment of lignite to be delivered in the future and will be credited to future invoices from DHLC.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Previously, Cleco Power recorded a liability of $3.8 million related to the amended agreement with an offsetting regulatory asset due to Cleco Power’s ability to recover prudent fuel costs from customers through the FAC. Management determined that it does not expect to be required to pay DHLC under this guarantee. As a result of this determination, the liability and the offsetting regulatory asset were remeasured to zero.

Corporate Franchise Tax
As part of the FRP extension approved by the LPSC in June 2014, Cleco Power was authorized to recover through a rider the retail portion of state corporate franchise taxes paid. The retail portion of state corporate franchise taxes paid each year is recovered over a 12-month period beginning on July 1. Cleco Power’s retail portion of state corporate franchise taxes paid in April 2016 was $2.5 million. Additionally, Cleco Power had a regulatory asset of $0.3 million for amounts undercollected. The undercollection at June 30, 2016, and the 2016 retail portion of state corporate franchise taxes are being recovered from customers beginning July 1, 2016. These amounts were partially offset by $0.6 million of amortization for the 2015 corporate franchise taxes regulatory asset.

MATS Costs
On February 1, 2016, the LPSC approved Cleco Power’s request to recover the revenue requirements associated with the installation of MATS equipment. The MATS rule, finalized in February 2012, required affected EGUs to meet specific emission standards and work practice standards to address hazardous air pollutants by April 16, 2015. The LPSC approval also allowed Cleco Power to record a regulatory asset of $7.1 million representing the unrecovered revenue requirements of the MATS equipment placed into service in the years prior to the LPSC review and approval. This amount is being amortized over three years beginning on January 1, 2016.

Other
Cleco Power’s other regulatory assets increased during the six months ended June 30, 2016 as a result of the LPSC’s approval for Cleco Power to recover costs associated with its IRP report filing and its most recently completed fuel audit. Cleco Power incurred $0.6 million of costs related to the IRP report. In April 2016, the LPSC approved Cleco Power’s IRP report filed under the IRP Order No. R-30021, which fostered a collaborative working process for the development of Cleco Power’s long-term resource plan covering the planning period of 2015 through 2034. Cleco Power incurred $0.1 million of costs during the audit of fuel and purchased power expenses for the years 2009 through 2013. In October 2015, the LPSC approved the audit report. Cleco Power is recovering both of these regulatory assets over a three-year period beginning on July 1, 2016.

Fuel and Purchased Power
The cost of fuel used for electric generation and power purchased for utility customers are recovered through the LPSC-established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all such charges. For the three and six months ended June 30, 2016, approximately 77% and 76%, respectively, of Cleco Power’s total fuel cost was regulated by the LPSC.
Fuel and purchased power increased $6.6 million during the six months ended June 30, 2016. Of this amount, $9.1 million was due to higher fuel costs and power purchases, the timing of collections, and customer usage, partially offset by a $2.5 million decrease in the mark-to-market value on FTRs.

Cleco Holdings’ Merger Adjustments
As a result of the Merger, Cleco implemented acquisition accounting, which eliminated AOCI at the Cleco Holdings consolidated level. Cleco will continue to recover expenses related to certain postretirement costs; therefore, Cleco recognized a regulatory asset based on its determination that these costs can continue to be collected from customers. These costs will be amortized to Other operations expense over the average remaining service period of participating employees. Cleco will also continue to recover financing costs associated with the settlement of two treasury rate locks and a forward starting swap contract that were previously recognized in AOCI. Additionally, as a result of the Merger, a regulatory asset was recorded for debt issuance costs that were eliminated at Cleco Holdings and a regulatory asset was recorded for the difference between the carrying value and the fair value of long-term debt. These regulatory assets will be amortized over the terms of the related debt issuances.

Note 5 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2016, and December 31, 2015, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, and accounts payable approximate fair value because of their short-term nature.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	SUCCESSOR		PREDECESSOR
	AT JUNE 30, 2016		AT DEC. 31, 2015
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Long-term debt	$2,785,416	$2,853,296	$1,299,529	$1,463,989

Cleco Power
	AT JUNE 30, 2016		AT DEC. 31, 2015
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Long-term debt	$1,250,304	$1,470,962	$1,265,529	$1,429,989

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Fair Value Measurements and Disclosures
Cleco classifies assets and liabilities that are either measured or disclosed at their fair value according to three different levels depending on the inputs used in determining fair value.

The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured or disclosed on a recurring basis:

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
	SUCCESSOR				PREDECESSOR
(THOUSANDS)	AT JUNE 30, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$180,973	$—	$180,973	$—	$89,584	$—	$89,584	$—
FTRs	13,989	—	—	13,989	7,673	—	—	7,673
Total assets	$194,962	$—	$180,973	$13,989	$97,257	$—	$89,584	$7,673
Liability description
Long-term debt	$2,853,296	$—	$2,853,296	$—	$1,463,989	$—	$1,463,989	$—
FTRs	371	—	—	371	275	—	—	275
Total liabilities	$2,853,667	$—	$2,853,296	$371	$1,464,264	$—	$1,463,989	$275

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$171,752	$—	$171,752	$—	$87,363	$—	$87,363	$—
FTRs	13,989	—	—	13,989	7,673	—	—	7,673
Total assets	$185,741	$—	$171,752	$13,989	$95,036	$—	$87,363	$7,673
Liability description
Long-term debt	$1,470,962	$—	$1,470,962	$—	$1,429,989	$—	$1,429,989	$—
FTRs	371	—	—	371	275	—	—	275
Total liabilities	$1,471,333	$—	$1,470,962	$371	$1,430,264	$—	$1,429,989	$275

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016	FOR THE THREE MONTHS ENDED JUNE 30, 2015	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015
Beginning balance	$3,458	$1,866	$1,813	$3,458	$7,398	$9,949
Unrealized gains (losses)*	1,234	(199)	3,780	1,234	(1,031)	2,070
Purchases	12,608	2,024	20,087	12,608	2,070	20,151
Settlements	(3,682)	(233)	(3,706)	(3,682)	(4,979)	(10,196)
Ending balance	$13,618	$3,458	$21,974	$13,618	$3,458	$21,974
* Unrealized gains and losses are reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE. 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2016	2015	2016	2015
Beginning balance	$1,866	$1,813	$7,398	$9,949
Unrealized gains*	1,035	3,780	203	2,070
Purchases	14,632	20,087	14,678	20,151
Settlements	(3,915)	(3,706)	(8,661)	(10,196)
Ending balance	$13,618	$21,974	$13,618	$21,974
* Unrealized gains and losses are reported through Accumulated deferred fuel on the balance sheet.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions as of June 30, 2016, and December 31, 2015 for Cleco and Cleco Power:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
SUCCESSOR
FTRs at June 30, 2016	$13,989	$371	RTO auction pricing	FTR price - per MWh	$(2.25)	$6.95
PREDECESSOR
FTRs at Dec. 31, 2015	$7,673	$275	RTO auction pricing	FTR price - per MWh	$(3.63)	$4.51

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at June 30, 2016	$13,989	$371	RTO auction pricing	FTR price - per MWh	$(2.25)	$6.95
FTRs at Dec. 31, 2015	$7,673	$275	RTO auction pricing	FTR price - per MWh	$(3.63)	$4.51

Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Level 2 fair values are determined by obtaining the closing price of similar assets and liabilities from published indices in active markets and then discounting the price to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return. Cleco has consistently applied the Level 2 fair value technique from fiscal period to fiscal period. Level 3 fair values occur in situations in which there is little, if any, market activity for the asset or liability at the measurement date and therefore RTO auction prices are used. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.
The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability.
At June 30, 2016, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on the Cleco Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $12.7 million, $144.2 million, and $24.1 million, respectively, at June 30, 2016. At Cleco Power, the institutional money market funds were reported on the Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $3.5 million, $144.2 million, and $24.1 million, respectively, at June 30, 2016. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
Cleco Power’s FTRs were priced using MISO’s monthly auction prices. Forward seasonal periods are not included in every monthly auction; therefore, the average of the most recent seasonal auction prices are used for monthly valuation. FTRs are categorized as Level 3 fair value measurements because the only relevant pricing available comes from MISO auctions, which occur monthly in the Multi-Period Monthly Auction.
The Level 2 long-term debt liability consists of a single class. In order to fund capital requirements, Cleco issues fixed and variable rate long-term debt with various tenors. The fair value of this class fluctuates as the market interest rates for fixed and variable rate debt with similar tenors and credit ratings change. The fair value of the debt could also change from period to period due to changes in the credit rating of the Cleco entity by which the debt was issued.
During the six months ended June 30, 2016, and the year ended December 31, 2015, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2016, and December 31, 2015:

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		SUCCESSOR	PREDECESSOR
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2016	AT DEC. 31, 2015
Commodity-related contracts
FTRs
Current	Energy risk management assets	$13,989	$7,673
Current	Energy risk management liabilities	371	275
Commodity-related contracts, net		$13,618	$7,398

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2016	AT DEC. 31, 2015
Commodity-related contracts
FTRs
Current	Energy risk management assets	$13,989	$7,673
Current	Energy risk management liabilities	371	275
Commodity-related contracts, net		$13,618	$7,398

The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016, and 2015:

Cleco
		AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
(THOUSANDS)	DERIVATIVES LINE ITEM	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016	FOR THE THREE MONTHS ENDED JUNE 30, 2015	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015
Commodity contracts
FTRs(1)	Electric operations	$6,879	$43	$18,098	$6,879	$8,563	$33,606
FTRs(1)	Power purchased for utility customers	(303)	(38)	(8,613)	(303)	(5,761)	(16,650)
Total		$6,576	$5	$9,485	$6,576	$2,802	$16,956
(1)For the periods April 1, 2016 - April 12, 2016, January 1, 2016 - April 12, 2016, and April 13, 2016 - June 30, 2016, unrealized (losses) gains associated with FTRs of ($0.2 million), ($1.0 million), and $1.2 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2015, unrealized gains associated with FTRs of $3.8 million and $2.1 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
		FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
		2016	2015	2016	2015
(THOUSANDS)	DERIVATIVES LINE ITEM	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
FTRs(1)	Electric operations	$6,922	$18,098	$15,442	$33,606
FTRs(1)	Power purchased for utility customers	(341)	(8,613)	(6,064)	(16,650)
Total		$6,581	$9,485	$9,378	$16,956
(1)For the three and six months ended June 30, 2016, unrealized gains associated with FTRs of $1.0 million and $0.2 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2015, unrealized gains associated with FTRs of $3.8 million and $2.1 million, respectively, were reported through Accumulated deferred fuel on the balance sheet

At June 30, 2016, and December 31, 2015, Cleco Power had no open positions hedged for natural gas. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal is required to be submitted to the LPSC by June 30, 2018.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity. FTRs are not designated as hedging instruments for accounting purposes. The total volume of FTRs that Cleco Power had outstanding at June 30, 2016, and December 31, 2015, was 18.3 million MWh and 8.4 million MWh, respectively.

Note 6 — Debt

Short-term Debt
At June 30, 2016, and December 31, 2015, Cleco and Cleco Power had no short-term debt outstanding.

Long-term Debt
At June 30, 2016, Cleco’s long-term debt outstanding was $2.78 billion, of which $20.0 million was due within one year. The long-term debt due within one year at June 30, 2016, represents $17.3 million of principal payments for the Cleco

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Katrina/Rita storm recovery bonds and $2.7 million of capital lease payments.
In connection with the completion of the Merger, on April 13, 2016, Cleco Holdings entered into a $1.35 billion Acquisition Loan Facility. The Acquisition Loan Facility had a three-year term and a rate of LIBOR plus 1.75% or ABR plus 0.75%. In May and June 2016, Cleco Holdings refinanced the Acquisition Loan Facility with a series of other long-term financing described below.
On May 17, 2016, Cleco Holdings completed the public sale of $535.0 million of 3.743% senior notes due May 1, 2026, and $350.0 million of 4.973% senior notes due May 1, 2046. On May 24, 2016, Cleco Holdings completed the private sale of $165.0 million of 3.250% senior notes due May 1, 2023. On June 28, 2016, Cleco Holdings entered into a $300.0 million variable rate bank term loan due June 28, 2021. Amounts outstanding under the bank term loan bear interest, at Cleco’s option, at a base rate plus 0.625% or an adjusted LIBOR rate plus 1.625%. The interest rate on the bank term loan was 4.125% at June 30, 2016. On July 1, 2016, the bank term loan was converted to a LIBOR based rate of 2.095%. The proceeds from the issuance and sale of these notes and term loan were used to repay the $1.35 billion Acquisition Loan Facility, as well as fees and expenses related to the offering. Debt issuance costs of $17.7 million were recorded in connection with the repayment of the Acquisition Loan Facility.
At June 30, 2016, Cleco Power’s long-term debt outstanding was $1.24 billion, of which $20.0 million was due within one year. The long-term debt due within one year at June 30, 2016, represents $17.3 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.7 million of capital lease payments. For Cleco Power, long-term debt decreased $9.2 million from December 31, 2015, primarily due to an $8.5 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2016 and a $1.3 million decrease in capital lease obligations. These decreases were partially offset by $0.4 million of debt issuance cost amortizations and $0.2 million of debt discount amortizations.

Credit Facilities
On April 13, 2016, in connection with the completion of the Merger, Cleco Holdings replaced its existing $250.0 million credit facility with a $100.0 million credit facility. At the time of the credit facility replacement, the $27.0 million draw that was outstanding was repaid. The new credit facility has similar terms as the previous facility, including restricted financial covenants, and expires in 2021. At June 30, 2016, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Holdings’ new credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. At June 30, 2016, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility.
On April 13, 2016, in connection with the completion of the Merger, Cleco Power replaced its existing $300.0 million credit facility with a new $300.0 million credit facility. The new credit facility has similar terms as the previous facility, including restricted financial covenants, and expires in 2021. At June 30, 2016, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Power’s new credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. At June 30, 2016, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. The $2.0 million letter of credit issued to MISO is covered under a standing letter of credit outside of Cleco Power’s credit facility; therefore, it does not reduce the borrowing capacity of Cleco Power’s new credit facility.

Note 7 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. Cleco did not make any required or discretionary contributions to the pension plan in 2015 and does not expect to make any in 2016. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.
Cleco’s retirees and their dependents may be eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three and six months ended June 30, 2016, and 2015 are as follows:

	PENSION BENEFITS			OTHER BENEFITS
	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016	FOR THE THREE MONTHS ENDED JUNE 30, 2015	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016	FOR THE THREE MONTHS ENDED JUNE 30, 2015
Components of periodic benefit costs
Service cost	$1,893	$301	$2,683	$329	$51	$392
Interest cost	4,669	734	5,271	364	56	372
Expected return on plan assets	(5,193)	(801)	(5,856)	—	—	—
Amortizations
Prior period service (credit) cost	(15)	(2)	(18)	—	4	34
Net loss	1,845	329	3,568	—	21	238
Net periodic benefit cost	$3,199	$561	$5,648	$693	$132	$1,036

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

	PENSION BENEFITS			OTHER BENEFITS
	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015
Components of periodic benefit costs
Service cost	$1,893	$2,563	$5,209	$329	$431	$784
Interest cost	4,669	6,242	10,398	364	476	744
Expected return on plan assets	(5,193)	(6,812)	(11,690)	—	—	—
Amortizations
Prior period service (credit) cost	(15)	(20)	(36)	—	34	68
Net loss	1,845	2,798	6,914	—	181	476
Net periodic benefit cost	$3,199	$4,771	$10,795	$693	$1,122	$2,072

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the predecessor periods April 1, 2016, through April 12, 2016, and January 1, 2016, through April 12, 2016, was $0.1 million and $0.5 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the successor period April 13, 2016, through June 30, 2016, was $0.4 million. The amounts for the predecessor periods for the three and six months ended June 30, 2015, were $0.6 million and $1.0 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016, was $0.8 million and $1.7 million, respectively. The amounts for the same periods in 2015 were $0.9 million and $1.8 million, respectively. The current and non-current portions of the other benefits liability for Cleco and Cleco Power at June 30, 2016, and December 31, 2015, are as follows:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Current	$3,613	$3,613
Non-current	$38,651	$39,457

Cleco Power
(THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Current	$3,140	$3,140
Non-current	$33,589	$34,300

SERP
Certain Cleco officers are covered by SERP. SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement and the sum of (a) the highest base salary paid out over the last five calendar years and (b) the average of the three highest cash bonuses paid during the 60 months prior to retirement. SERP benefits are reduced by retirement benefits received from any other defined benefit pension plan, supplemental executive retirement plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. In connection with the completion of the Merger, one executive officer’s SERP benefits will be capped as of January 1, 2018, with regard to salary; however, adjustments will continue with regard to age and tenure with Cleco. In 2014, SERP was closed to new participants; however, with regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue, other than as described above. In accordance with the SERP plan document and the Merger Agreement, four executive officers received enhanced benefits, and upon termination of employment, two of these executive officers received accelerated vesting. Management will review current market trends as it evaluates Cleco’s future compensation strategy. Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust designated as the beneficiary for life insurance policies issued on SERP participants. Market conditions could have a significant impact on the cash surrender value of the life insurance policies. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ death benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies that employed the officer. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.
The components of net periodic benefit cost related to SERP for the three and six months ended June 30, 2016, and 2015 are as follows:

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016	FOR THE THREE MONTHS ENDED JUNE 30, 2015
Components of periodic benefit costs
Service cost	$589	$119	$728
Interest cost	755	169	744
Amortizations
Prior period service cost	—	3	13
Net (gain) loss	—	(81)	782
Net periodic benefit cost	1,344	210	2,267
Curtailments	—	3,602	—
Special/contractual termination benefits	—	3,222	—
Total benefit cost	$1,344	$7,034	$2,267

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015
Components of periodic benefit costs
Service cost	$589	$702	$1,353
Interest cost	755	900	1,528
Amortizations
Prior period service cost	—	17	26
Net loss	—	574	1,487
Net periodic benefit cost	1,344	2,193	4,394
Curtailment charge	—	3,602	—
Special/contractual termination benefits	—	3,222	—
Total benefit cost	$1,344	$9,017	$4,394

There was a remeasurement of SERP at April 13, 2016, to reflect change in control benefits as a result of the Merger. On the date of the remeasurement, the discount rate decreased from 4.60% to 4.15%. This remeasurement resulted in a $3.6 million curtailment charge and $3.2 million of special/contractual termination benefits. The curtailments and special/contractual termination benefits are included in Merger transaction and commitment costs on Cleco’s Condensed Consolidated Statements of Income.
The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.3 million and $0.8 million for the three and six months ended June 30, 2016, respectively, compared to $0.6 million and $1.1 million for the same periods in 2015.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at June 30, 2016, and December 31, 2015, are as follows:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Current	$4,363	$3,238
Non-current	$75,094	$69,049

Cleco Power
(THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Current	$864	$1,000
Non-current	$21,503	$21,321

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Prior to the close of the Merger on April 13, 2016, employer contributions could also be in the form of Cleco Corporation common stock. Participation in the 401(k) Plan is voluntary, and all active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and six months ended June 30, 2016, and 2015 is as follows:

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016	FOR THE THREE MONTHS ENDED JUNE 30, 2015
401(k) Plan expense	$1,110	$219	$1,268

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015
401(k) Plan expense	$1,110	$1,593	$2,693

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the predecessor periods April 1, 2016, through April 12, 2016, and January 1, 2016, through April 12, 2016, was less than $0.1 million and $0.3 million, respectively. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the successor period April 13, 2016, through June 30, 2016, was $0.2 million. The expense for the predecessor periods for the three and six months ended June 30, 2015, was $0.2 million and $0.5 million, respectively.

Note 8 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three and six months ended June 30, 2016, and 2015:

Cleco
	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
	APR. 13, 2016 - JUNE 30,2016	APR. 1, 2016 - APR. 12, 2016	FOR THE THREE MONTHS ENDED JUNE 30, 2015	APR. 13, 2016 - JUNE 30,2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015
Effective tax rate	38.9%	27.1%	40.2%	38.9%	(704.9)%	39.7%

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
Effective tax rate	38.9%	38.5%	39.6%	38.8%

For the successor period, the effective income tax rate for Cleco was different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits, including AFUDC equity, benefits delivered from Cleco’s investment in the NMTC Fund, and state tax expense.

For the predecessor period, the effective income tax rate for Cleco was different than the federal statutory rate primarily due to a significant portion of the merger costs not being deductible, the flowthrough of state tax benefits, including

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

AFUDC equity, benefits delivered from Cleco’s investment in the NMTC Fund, and state tax expense.
For the three and six months ended June 30, 2016, and 2015, the effective income tax rate for Cleco Power was different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits, including AFUDC equity, and state tax expense.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of June 30, 2016, and December 31, 2015, Cleco had a deferred tax asset resulting from NMTC carryforwards of $97.0 million and $96.5 million, respectively. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of June 30, 2016, Cleco has a federal net operating loss carryforward of $124.7 million and a state net operating loss carryforward of $244.1 million. The federal and state net operating loss carryforwards will begin to expire in 2031. Cleco considers it more likely than not that these income tax losses will be utilized to reduce future income tax payments and Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At June 30, 2016, and December 31, 2015, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the six months ended June 30, 2016, Cleco and Cleco Power had no interest expense related to uncertain tax positions.
At June 30, 2016, Cleco had no liability for uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2016, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
The federal income tax years that remain subject to examination by the IRS are 2012, 2013, 2014, and 2015. The IRS has concluded its audit for the years 2010 through 2014.

Beginning with the 2013 tax year, Cleco entered into the IRS’s Compliance Assurance Process which allows taxpayers to work collaboratively with an IRS team to identify and resolve potential tax issues before the federal tax return is filed each year. Cleco must apply for admission to the program each year. Cleco has been approved for the Compliance Assurance Process through the 2016 tax year.
The state income tax year that remains subject to examination by the Louisiana Department of Revenue is 2014. In August 2014, Cleco reached a settlement for tax years 2001 through 2010. In August 2015, Cleco reached a settlement for tax years 2011 through 2013. The favorable impact from the settlements was reflected in various line items in the financial statements.
Cleco classifies income tax penalties as a component of other expense. For the six months ended June 30, 2016, and 2015, no penalties were recognized.

Note 9 — Disclosures about Segments
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary.
Cleco Power, the reportable segment, engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco and Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by Cleco and Cleco Power’s Boards of Managers. The column shown as Other in the chart below includes the holding company, a shared services subsidiary, two transmission interconnection facility subsidiaries, and an investment subsidiary.
The financial results of Cleco’s segments are presented on an accrual basis. Management evaluates the performance of its segment and allocates resources to it based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to joint and common administrative support services provided by Support Group.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED JUNE 30,
	SUCCESSOR APR. 13, 2016 - JUNE 30, 2016				PREDECESSOR APR. 1, 2016 - APR. 12, 2016
2016 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$232,158	$(2,231)	$—	$229,927	$30,997	$—	$—	$30,997
Other operations	13,685	448	—	14,133	1,879	70	—	1,949
Electric customer credits	(558)	—	—	(558)	(43)	—	—	(43)
Affiliate revenue	194	10,763	(10,957)	—	31	2,000	(2,031)	—
Operating revenue, net	$245,479	$8,980	$(10,957)	$243,502	$32,864	$2,070	$(2,031)	$32,903
Depreciation and amortization	$31,145	$3,016	$(1)	$34,160	$5,095	$42	$—	$5,137
Merger transaction and commitment costs	$151,501	$19,802	$—	$171,303	$—	$33,390	$—	$33,390
Interest charges	$16,759	$9,721	$(15)	$26,465	$2,554	$17	$(2)	$2,569
Interest income	$117	$95	$(15)	$197	$29	$14	$(2)	$41
Federal and state income tax (benefit) expense	$(39,456)	$(12,746)	$—	$(52,202)	$430	$(9,099)	$—	$(8,669)
Net (loss) income	$(61,898)	$(20,016)	$—	$(81,914)	$669	$(23,997)	$—	$(23,328)

	PREDECESSOR FOR THE THREE MONTHS ENDED JUNE 30, 2015
2015 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$276,661	$—	$—	$276,661
Other operations	15,283	520	—	15,803
Electric customer credits	(3,390)	—	—	(3,390)
Affiliate revenue	331	14,950	(15,281)	—
Operating revenue, net	$288,885	$15,470	$(15,281)	$289,074
Depreciation and amortization	$36,126	$342	$—	$36,468
Merger transaction costs	$—	$(410)	$—	$(410)
Interest charges	$19,401	$411	$98	$19,910
Interest income (expense)	$48	$(56)	$98	$90
Federal and state income tax expense	$19,909	$449	$1	$20,359
Net income (loss)	$31,813	$(1,579)	$—	$30,234

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30,
	SUCCESSOR APR. 13, 2016 - JUNE 30, 2016				PREDECESSOR JAN. 1, 2016 - APR. 12, 2016
2016 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$232,158	$(2,231)	$—	$229,927	$281,154	$—	$—	$281,154
Other operations	13,685	448	—	14,133	18,493	587	—	19,080
Electric customer credits	(558)	—	—	(558)	(364)	—	—	(364)
Affiliate revenue	194	10,763	(10,957)	—	263	15,024	(15,287)	—
Operating revenue, net	$245,479	$8,980	$(10,957)	$243,502	$299,546	$15,611	$(15,287)	$299,870
Depreciation and amortization	$31,145	$3,016	$(1)	$34,160	$43,698	$377	$1	$44,076
Merger transaction and commitment costs	$151,501	$19,802	$—	$171,303	$—	$34,928	$(16)	$34,912
Interest charges	$16,759	$9,721	$(15)	$26,465	$21,840	$295	$(12)	$22,123
Interest income	$117	$95	$(15)	$197	$208	$69	$(12)	$265
Federal and state income tax (benefit) expense	$(39,456)	$(12,746)	$—	$(52,202)	$12,993	$(9,525)	$—	$3,468
Net (loss) income	$(61,898)	$(20,016)	$—	$(81,914)	$21,548	$(25,508)	$—	$(3,960)
Additions to property, plant, and equipment	$43,583	$40	$—	$43,623	$42,353	$39	$—	$42,392
Equity investment in investees (1)	$19,272	$—	$—	$19,272
Goodwill (1)	$—	$1,490,402	$—	$1,490,402
Total segment assets (1)	$4,319,458	$1,959,403	$174,993	$6,453,854
(1) Balances as of June 30, 2016

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

	PREDECESSOR FOR THE SIX MONTHS ENDED JUNE 30, 2015
2015 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$554,175	$—	$—	$554,175
Other operations	32,495	1,040	—	33,535
Electric customer credits	(3,179)	—	—	(3,179)
Affiliate revenue	665	27,754	(28,419)	—
Operating revenue, net	$584,156	$28,794	$(28,419)	$584,531
Depreciation and amortization	$73,109	$637	$—	$73,746
Merger transaction costs	$—	$1,730	$—	$1,730
Interest charges	$39,304	$526	$202	$40,032
Interest income (expense)	$304	$(119)	$203	$388
Federal and state income tax expense (benefit)	$38,268	$(581)	$—	$37,687
Net income (loss)	$60,418	$(3,262)	$—	$57,156
Additions to property, plant, and equipment	$78,010	$170	$—	$78,180
Equity investment in investees (1)	$16,822	$—	$—	$16,822
Total segment assets (1)	$4,233,731	$21,800	$68,547	$4,324,078
(1) Balances as of December 31, 2015

Note 10 — Regulation and Rates

Transmission ROE
In November 2013, a group of industrial customers from the northern region of MISO and other stakeholders filed a complaint at FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. A second ROE complaint was filed in February 2015. As of June 30, 2016, Cleco Power had $3.1 million accrued for proposed ROE reductions for the period December 2013 through June 2016. For more information on the ROE complaints, see Note 12 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

FRP
Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC in June 2014. Under the terms of the FRP, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60.0% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds is ultimately subject to LPSC approval. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ended June 30. Cleco Power was scheduled to file an application with the LPSC for a new FRP by June 30, 2017. However, as part of the merger approval process Cleco Power agreed not to file an application for a new FRP or request an increase in base rates until June 30, 2019.
On October 31, 2015, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2015, which indicated that $0.2 million is due to be returned to eligible customers. On July 27, 2016, the LPSC Staff issued their report indicating agreement with Cleco Power’s refund calculation for the 12-month period ended June 30, 2015. The $0.2 million will be refunded to eligible customers in September 2016.

Merger Commitments
On March 28, 2016, the LPSC approved the Merger. The LPSC’s written order approving the Merger was issued on April 7, 2016. Approval of the Merger was conditioned upon certain commitments, including $136.0 million of customer rate credits. On April 28, 2016, the LPSC voted to issue credits equally to eligible customers with service as of June 30, 2016, beginning in July 2016. Also included in the Merger Commitments were $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years, an additional $7.0 million one-time contribution for economic development in Cleco Power’s service territory to be administered by LED or other state agency, and $6.0 million of charitable contributions to be disbursed over five years. A performance report, monitoring the Merger Commitments, must be filed annually by October 31 for the 12 months ending June 30.
In addition, the Merger Commitments included $1.2 million of annual estimated cost of service savings expected as a result of the Merger. The annual cost savings will continue until Cleco Power files for a new FRP in 2019. The cost savings will be included in the monitoring report, but will not be subject to the target ROE or any sharing mechanism in the current FRP. The cost savings will be refunded to customers annually beginning September 2017, after the LPSC Staff approves the monitoring report. As of June 30, 2016, Cleco Power had $0.3 million accrued for the cost savings refund.

Other
On April 8, 2016, the LPSC issued Docket No. R-34026 to investigate double leveraging issues for all LPSC-jurisdictional utilities whereby double leveraging is utilized to fund a utility’s capital structure, and to consider whether any costs associated with such double leveraging should be included in the rates paid by the utility’s retail customers. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. On April 8, 2016, the LPSC also issued Docket No. R-34029 to investigate tax structure issues for all LPSC-jurisdictional utilities to consider whether only the state and federal taxes included in a utility’s retail rate will be those that do not exceed the utility’s share of the actual taxes paid to those federal and state taxing authorities. Cleco Power filed a

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

motion to intervene in this proceeding along with other Louisiana utilities.

Note 11 — Variable Interest Entities
Cleco and Cleco Power apply the equity method of accounting to report the investment in Oxbow. Under the equity method, the assets and liabilities of this entity are reported as Equity investment in investee on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets. The revenue and expenses (excluding income taxes) of this entity are netted and reported as Equity income or loss from investees on Cleco and Cleco Power’s Condensed Consolidated Statements of Income.
Equity investment in investee at June 30, 2016, represents Cleco Power’s $19.3 million investment in Oxbow. Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at June 30, 2016, consisted of its equity investment of $19.3 million. During the six months ended June 30, 2016, Cleco Power made $2.5 million of cash contributions to its equity investment in Oxbow as a result of the expected transition from the Dolet Hills mine to the Oxbow mine by May 2017.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Purchase price	$12,873	$12,873
Cash contributions	6,399	3,949
Total equity investment in investee	$19,272	$16,822

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Oxbow’s net assets/liabilities	$38,544	$33,645
Cleco Power’s 50% equity	$19,272	$16,822
Cleco Power’s maximum exposure to loss	$19,272	$16,822

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2016	2015	2016	2015
Operating revenue	$1,526	$861	$3,627	$1,714
Operating expenses	1,526	861	3,627	1,714
Income before taxes	$—	$—	$—	$—

Dolet Hills Power Station mines lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves are intended to be used to provide fuel to the Dolet Hills Power Station.
Oxbow has no third-party agreements, guarantees, or other third-party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute) for a facility known as the Devil’s Swamp Lake site located just northwest of Baton Rouge, Louisiana. The special notice requested that Cleco and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at the Devil’s Swamp Lake site. The EPA identified Cleco as one of many companies that sent polychlorinated biphenyl (PCB) wastes for disposal to the site. The EPA proposed to add the Devil’s Swamp Lake site to the National Priorities List on March 8, 2004, based on the release of PCBs to fisheries and wetlands located on the site, but no final listing decision has yet been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to two PRP’s, Clean Harbors, Inc. and Baton Rouge Disposal, to conduct an RI/FS in December 2009. The Tier 1 part of the study was completed in June 2012. Field activities for the Tier 2 investigation were completed in July 2012. The draft Tier 2 remedial investigation report was submitted in December 2014. In 2015, remedial investigation activities included the collection and analysis of sediment, crawfish, and fish tissue samples. After reviewing the sample analysis, in August 2015, the Louisiana Department of Health and Hospitals updated the advisory for the area to advise that fish and crawfish from the area should not be eaten. The final Tier 2 remedial investigation report was made public in December 2015. Currently, the study/remedy selection task continues, and there is no record of a decision. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the site, if any, may be and whether this will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

Merger
In connection with the Merger, four actions were filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. The petitions in each action generally alleged, among other things, that the members of Cleco Corporation’s Board of Directors breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the Merger at a price that allegedly undervalued Cleco, and failing to disclose material information about the Merger. The petitions also alleged that Cleco Partners, Cleco Corporation, Merger Sub, and in some cases, certain of the investors in Cleco Partners, either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions seek various remedies, including monetary damages, which includes attorneys’ fees and expenses.
The four actions filed in the Ninth Judicial District Court for Rapides Parish are captioned as follows:

•	Braunstein v. Cleco Corporation, No. 251,383B (filed October 27, 2014),

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

•	Moore v. Macquarie Infrastructure and Real Assets, No. 251,417C (filed October 30, 2014),

•	Trahan v. Williamson, No. 251,456C (filed November 5, 2014), and

•	L’Herisson v. Macquarie Infrastructure and Real Assets, No. 251,515F (filed November 14, 2014).

On November 14, 2014, the plaintiff in the Braunstein action moved for a dismissal of the action without prejudice, and that motion was granted on November 19, 2014. On December 3, 2014, the Court consolidated the remaining three actions and appointed interim co-lead counsel. On December 18, 2014, the plaintiffs in the consolidated action filed a Consolidated Amended Verified Derivative and Class Action Petition for Damages and Preliminary and Permanent Injunction (the Consolidated Amended Petition). The consolidated action named Cleco Corporation, its directors, Cleco Partners, and Merger Sub as defendants. The Consolidated Amended Petition alleged, among other things, that Cleco Corporation’s directors breached their fiduciary duties to Cleco’s shareholders and grossly mismanaged Cleco by approving the Merger Agreement because it allegedly did not value Cleco adequately, failing to structure a process through which shareholder value would be maximized, engaging in self-dealing by ignoring conflicts of interest, and failing to disclose material information about the Merger. The Consolidated Amended Petition further alleged that all defendants conspired to commit the breaches of fiduciary duty. Cleco believes that the allegations of the Consolidated Amended Petition are without merit and that it has substantial meritorious defenses to the claims set forth in the Consolidated Amended Petition.
The three actions filed in the Civil District Court for Orleans Parish are captioned as follows:

•	Butler v. Cleco Corporation, No. 2014-10776 (filed November 7, 2014),

•	Creative Life Services, Inc. v. Cleco Corporation, No. 2014-11098 (filed November 19, 2014), and

•	Cashen v. Cleco Corporation, No. 2014-11236 (filed November 21, 2014).

Both the Butler and Cashen actions name Cleco Corporation, its directors, Cleco Partners, Merger Sub, Macquarie Infrastructure and Real Assets Inc. (MIRA), British Columbia Investment Management Corporation, and John Hancock Financial as defendants. The Creative Life Services action names Cleco Corporation, its directors, Cleco Partners, Merger Sub, MIRA, and Macquarie Infrastructure Partners III, L.P., as defendants. On December 11, 2014, the plaintiff in the Butler action filed an Amended Class Action Petition for Damages. Each petition alleged, among other things, that the members of Cleco Corporation’s Board of Directors breached their fiduciary duties to Cleco’s shareholders by approving the Merger Agreement because it allegedly did not value Cleco adequately, failing to structure a process through which shareholder value would be maximized and engaging in self-dealing by ignoring conflicts of interest. The Butler and Creative Life Services petitions also alleged that the directors breached their fiduciary duties by failing to disclose material information about the Merger. Each petition further alleged that Cleco, Cleco Partners, Merger Sub, and certain of the investors in Cleco Partners aided and abetted the directors’ breaches of fiduciary duty. On December 23, 2014, the directors and Cleco filed declinatory exceptions in each action on the basis that each action was improperly brought in Orleans Parish and should either be transferred to the Ninth Judicial District Court for Rapides Parish or dismissed. On December 30, 2014, the plaintiffs in each action jointly filed a motion to consolidate the three actions pending in Orleans Parish and to appoint interim co-lead plaintiffs and co-lead counsel. On January 23, 2015, the Court in the Creative Life Services case sustained the defendants’ declinatory exceptions and dismissed the case so that it could be transferred to the Ninth Judicial District Court for Rapides Parish. On February 5, 2015, the plaintiffs in Butler and Cashen also consented to the dismissal of their cases from Orleans Parish so they could be transferred to the Ninth Judicial District Court for Rapides Parish.
On February 25, 2015, the Ninth Judicial District Court for Rapides Parish held a hearing on a motion for preliminary injunction filed by plaintiffs Moore, L’Herisson, and Trahan seeking to enjoin the shareholder vote at the Special Meeting of Shareholders held on February 26, 2015, for approval of the Merger Agreement. Following the hearing, the Court denied the plaintiffs’ motion. On June 19, 2015, three of the plaintiffs filed their Second Consolidated Amended Verified Derivative and Class Action Petition. This will be considered according to a schedule established by the Ninth Judicial District Court for Rapides Parish. Cleco filed exceptions seeking dismissal of the amended petition on July 24, 2015. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.
On March 21, 2016, plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction. On May 13, 2016, the plaintiffs filed their Fourth Verified Consolidated Amended Class Action Petition. This petition eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. Cleco filed exceptions seeking dismissal of the amended Petition and a hearing is set for September 15, 2016.

Gulf Coast Spinning
In September 2015, a potential customer sued Cleco for failure to fully perform an alleged verbal agreement to lend or otherwise fund its startup costs to the extent of $6.5 million. Gulf Coast Spinning Company, LLC (Gulf Coast), the primary plaintiff, alleges that Cleco promised to assist it in raising approximately $60.0 million, which Gulf Coast needed to construct a cotton spinning facility near Bunkie, Louisiana. According to the petition filed by Gulf Coast in the 12th Judicial District Court for Avoyelles Parish, Louisiana (the “District Court”), Cleco made such promises of funding assistance in order to cultivate a new industrial electric customer which would increase its revenues under a power supply agreement that it executed with Gulf Coast. Gulf Coast seeks unspecified damages arising from its inability to raise sufficient funds to complete the project, including lost profits.
Cleco filed an Exception of No Cause of Action arguing that the case should be dismissed. The District Court denied Cleco’s exception in December 2015, after considering briefs and arguments. On January 21, 2016, Cleco appealed the District Court’s denial of its exception by filing with the Third Circuit Court of Appeal for the State of Louisiana. On June 30, 2016, the Third Circuit Court of Appeal for the State of Louisiana denied the request to have the case dismissed. On

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

July 29, 2016, Cleco filed a writ to the Louisiana Supreme Court seeking a review of the District Court’s denial of Cleco’s exception.
In February 2016, the parties agreed to a stay of all proceedings pending discussions concerning settlement. On May 16, 2016, the District Court lifted the stay at the request of Gulf Coast. Cleco believes the allegations of the petition are contradicted by the written documents executed by Gulf Coast, are otherwise without merit, and that it has substantial meritorious defenses to the claims alleged by Gulf Coast.

LPSC Audits

Fuel Audit
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense included in the audit is $582.6 million. Cleco Power has responded to the first set of data requests from the LPSC Staff and the responses are currently under review. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Environmental Audit
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power began incurring additional environmental compliance expenses in the second quarter of 2015 for reagents associated with compliance with MATS. In June 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. In December 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate this rule. On April 15, 2016, the EPA released a final supplemental finding that, even considering costs, it is appropriate and necessary to regulate hazardous air pollutants. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in this audit is $81.2 million. Cleco Power has responded to the first set of data requests from the LPSC Staff and the responses are currently under review. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of environmental costs is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Transmission ROE
In November 2013, a group of industrial customers from the northern region of MISO and other stakeholders filed a complaint with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complainants are seeking to reduce the current 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. A group of MISO transmission owners filed responses to the complaint, defending the current ROE and seeking dismissal of the complaint. In October 2014, FERC issued an order finding that the current MISO ROE may be unjust and unreasonable and set the issue for hearing, subject to the outcome of settlement discussion. In December 2015, the ALJ issued an initial decision in this docket recommending a 10.32% ROE. A binding FERC order is expected to be issued in the fourth quarter of 2016. In November 2014, the MISO transmission owners committee, of which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceeding.
A second ROE complaint was filed in February 2015. In June 2016, the ALJ issued an initial decision in the second rate case docket recommending a 9.70% base ROE. The binding FERC order on the second rate complaint is expected in May 2017.
As of June 30, 2016, Cleco Power had $3.1 million accrued for a possible reduction to the ROE for the period December 2013 through June 2016. Management believes a reduction in the ROE, as well as any resulting refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of June 30, 2016, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is $4.9 million and has accrued this amount.

Off-Balance Sheet Commitments and Guarantees
Cleco Holdings and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standing letters of credit, in order to facilitate their activities and the activities of Cleco Holdings’ subsidiaries and equity investees (affiliates). Cleco Holdings and Cleco Power have also agreed to contractual terms that require the Registrants to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Cleco Holdings entered into these off-balance sheet commitments in order to entice desired counterparties to contract with its affiliates by providing some measure of credit assurance to the counterparty in the event Cleco’s affiliates do not fulfill certain contractual obligations. If Cleco Holdings had not provided the off-balance sheet commitments, the desired counterparties may not have contracted with Cleco’s affiliates, or may have contracted with them at terms less favorable to its affiliates.
The off-balance sheet commitments are not recognized on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets because management has determined that Cleco and Cleco Power’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco or Cleco Power will be required.
Cleco Holdings provided guarantees and indemnities to Entergy Louisiana and Entergy Gulf States as a result of the sale of the Perryville facility in 2005. At June 30, 2016, the remaining indemnifications relate to environmental matters that may have been present prior to closing. These remaining indemnifications have no limitations to time. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under these guarantees.
On behalf of Acadia, Cleco Holdings provided guarantees and indemnifications as a result of the sales of Acadia Unit 1 to Cleco Power and Acadia Unit 2 to Entergy Louisiana in 2010 and 2011, respectively. At June 30, 2016, the remaining indemnifications relate to the fundamental organizational structure of Acadia. These remaining indemnifications have no limitations as to time or maximum potential future payments. Currently, management does not expect to be required to pay Cleco Power or Entergy Louisiana under these guarantees.
Cleco Holdings provided indemnifications to Cleco Power as a result of the transfer of Coughlin to Cleco Power in March 2014. Cleco Power also provided indemnifications to Cleco Holdings and Evangeline as a result of the transfer of Coughlin to Cleco Power. The maximum amount of the potential payment to Cleco Power, Cleco Holdings, and Evangeline for their respective indemnifications is $40.0 million, except for indemnifications relating to the fundamental organizational structure of each respective entity, of which the maximum amount is $400.0 million. Currently, management does not expect to be required to make any payments under these indemnifications.
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Previously, Cleco Power recorded a liability of $3.8 million related to the amended agreement with an offsetting regulatory asset. Management determined that it does not expect to be required to pay DHLC under this guarantee. As a result of this determination, the liability and the offsetting regulatory asset were remeasured to zero. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. The maximum projected payment by Cleco Power under this guarantee is estimated to be $106.5 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement is not expected to terminate pursuant to its terms until 2036 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under this guarantee.
Generally, neither Cleco Holdings nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations. There are no assets held as collateral for third parties that either Cleco Holdings or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees or indemnification obligations.

Other Commitments

NMTC Fund
In 2008, Cleco Holdings and US Bancorp Community Development (USBCDC) formed the NMTC Fund. Cleco Holdings has a 99.9% membership interest in the NMTC Fund and USBCDC has a 0.1% interest. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the ARRA. The tax benefits received from the NMTC Fund reduce the federal income tax obligations of Cleco Holdings. In total, Cleco Holdings contributed $283.7 million of equity contributions to the NMTC Fund and will receive at least $302.0 million in the form of tax credits, tax losses, capital gains/losses, earnings, and cash over the life of the investment, which ends in 2017. The $18.3 million difference between equity contributions and total benefits received will be recognized over the life of the NMTC Fund as net tax benefits are delivered.
Due to the right of offset, the investment and associated debt are presented on Cleco’s Condensed Consolidated Balance Sheet in the line item Tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of June 30, 2016, was $15.8 million. The amount of tax benefits delivered but not utilized as of June 30, 2016, was $99.8 million and is reflected as a deferred tax asset.
By using the cost method for investments, the gross investment amortization expense will be recognized over a nine-year period, with one year remaining under the new amendment. The basis of the investment is reduced by the grants received under Section 1603 of the ARRA, which allow certain projects to receive a federal grant in lieu of tax credits, and other cash. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

Other
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs.

Risks and Uncertainties
Cleco could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Cleco or its affiliates are not in compliance with loan agreements or bond indentures.
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. On April 8, 2016, taking into consideration the anticipated completion of the Merger, S&P and Moody’s downgraded Cleco Holdings’ credit rating to BBB- (stable) and Baa3 (stable), respectively. On April 8, 2016, taking into consideration the anticipated completion of the Merger, S&P and Moody’s credit ratings were maintained at Cleco Power at BBB+ (stable) and A3 (stable), respectively. Any downgrade of credit ratings will result in additional fees and higher interest rates under its bank credit and, potentially, other debt agreements. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by S&P or Moody’s, Cleco Power will be required to post additional collateral for derivatives.
Changes in the regulatory environment or market forces could cause Cleco to determine its assets have suffered an other-than-temporary decline in value, whereby an impairment would be required and Cleco’s financial condition could be materially adversely affected.
Cleco Power is a participant in the MISO market. Energy prices in the MISO market are based on Locational Marginal Price (LMP), which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have a higher LMP. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zones. Cleco Power uses FTRs to mitigate transmission congestion risk. Changes to anticipated transmission paths may result in an unexpected increase in energy costs to Cleco Power.

Note 13 — Affiliate Transactions
At June 30, 2016, Cleco Holdings has balances that are payable to or due from its affiliates. Cleco Holdings has accounts receivable of $3.8 million due from Cleco Group in relation to merger costs paid on behalf of Cleco Group. Cleco Holdings has accounts payable of $0.1 million to Cleco Group, which consists of residual cash as a result of the Merger.
Cleco Power also has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT JUNE 30, 2016		AT DEC. 31, 2015
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$2,882	$328	$653	$564
Support Group	915	6,104	1,254	6,034
Other (1)	15	—	1	—
Total	$3,812	$6,432	$1,908	$6,598
(1) Represents Attala, Diversified Lands, and Perryville.

Note 14 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate losses.

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30, 2016			FOR THE SIX MONTHS ENDED JUNE 30, 2016
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
PREDECESSOR
Balances, beginning of period	$(20,329)	$(5,675)	$(26,004)	$(20,857)	$(5,728)	$(26,585)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	59	—	59	587	—	587
Reclassification of net loss to interest charges	—	7	7	—	60	60
Net current-period other comprehensive income	59	7	66	587	60	647
Balances, Apr. 12, 2016	$(20,270)	$(5,668)	$(25,938)	$(20,270)	$(5,668)	$(25,938)
SUCCESSOR(1)
Balances, Apr. 13, 2016	$—	$—	$—	$—	$—	$—
Balances, June 30, 2016	$—	$—	$—	$—	$—	$—
(1)As a result of the Merger, accumulated other comprehensive income was reduced to zero on April 13, 2016, as required by acquisition accounting.

	FOR THE THREE MONTHS ENDED JUNE 30, 2015			FOR THE SIX MONTHS ENDED JUNE 30, 2015
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
PREDECESSOR
Balances, beginning of period	$(26,117)	$(5,886)	$(32,003)	$(26,726)	$(5,939)	$(32,665)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	656	—	656	1,265	—	1,265
Reclassification of net loss to interest charges	—	53	53	—	106	106
Net current-period other comprehensive income	656	53	709	1,265	106	1,371
Balances, June 30, 2015	$(25,461)	$(5,833)	$(31,294)	$(25,461)	$(5,833)	$(31,294)

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2016			FOR THE SIX MONTHS ENDED JUNE 30, 2016
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(11,164)	$(5,675)	$(16,839)	$(11,364)	$(5,728)	$(17,092)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	181	—	181	381	—	381
Reclassification of net loss to interest charges	—	53	53	—	106	106
Net current-period other comprehensive income	181	53	234	381	106	487
Balances, June 30, 2016	$(10,983)	$(5,622)	$(16,605)	$(10,983)	$(5,622)	$(16,605)

	FOR THE THREE MONTHS ENDED JUNE 30, 2015			FOR THE SIX MONTHS ENDED JUNE 30, 2015
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(11,436)	$(5,886)	$(17,322)	$(11,349)	$(5,939)	$(17,288)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	288	—	288	201	—	201
Reclassification of net loss to interest charges	—	53	53	—	106	106
Net current-period other comprehensive income	288	53	341	201	106	307
Balances, June 30, 2015	$(11,148)	$(5,833)	$(16,981)	$(11,148)	$(5,833)	$(16,981)

Note 15 — Intangible Assets and Goodwill
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs. This intangible asset is expected to have a life of 12 years, but may have a life of up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers. The intangible asset’s expected amortization expense is based on the estimated collections from Cleco Power’s customers. At the end of its life, the asset will have no residual value. As a result of the Merger, the gross amount of the Cleco Katrina/Rita intangible asset for Cleco was shown net, as no accumulated amortization should exist on the date of the Merger. During the three and six months ended June 30, 2016, Cleco Katrina/Rita recognized amortization expense, based on actual collections, of $3.9 million and $8.3 million, respectively. During the three and six months ended June 30, 2015, Cleco Katrina/Rita recognized amortization expense, based on actual collections, of $3.4 million and $7.6 million, respectively.
As a result of the Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the Cleco trade name and wholesale power supply agreements. At the end of their life, these intangible assets will have no residual value. Management is currently evaluating the economic useful life of the trade name. The intangible assets related to the power supply agreements are being amortized over the remaining life of each applicable contract ranging between 2 years and 19 years. For the successor period April 13, 2016, through June 30, 2016, Cleco recognized a reduction of revenue of $2.2 million on the intangible assets for the power supply agreements. For more information about the Merger related adjustments, see Note 2 — “Business Combinations.”
On April 13, 2016, in connection with the completion of the Merger, Cleco Holdings recognized goodwill of $1.49 billion. Management has not finalized its assignment of goodwill to its reporting units as of August 11, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cleco uses its website, https://www.cleco.com, as a routine channel for distribution of important information, including news releases and financial information. Cleco’s website is the primary source of publicly disclosed news about Cleco. Cleco is providing the address to its website solely for informational purposes and does not intend for the address to be an active link. The contents of the website are not incorporated into this Combined Quarterly Report on Form 10-Q.
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2016, and June 30, 2015.

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its primary subsidiary, Cleco Power. Cleco Power is a regulated electric utility company that owns 10 generating units with a total nameplate capacity of 3,333 MW and serves approximately 287,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi.

Merger
On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the Merger, and Cleco Corporation converting to a limited liability company and

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. For more information on the Merger, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Business Combinations.”

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and the ROE, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to meet increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers. Key initiatives on which Cleco Power is currently working include continuing construction on the Layfield/Messick project and the Cenla Transmission Expansion project; beginning construction on the St. Mary Clean Energy Center project (formerly the Cabot Waste Heat Recovery project) and the Terrebonne to Bayou Vista Transmission project (formerly the Bayou Vista project); and maintaining and growing its wholesale and retail business. These initiatives are discussed below.

Layfield/Messick Project
The Layfield/Messick project, or Northwest Louisiana Transmission Expansion project, includes the construction of the new Layfield transmission substation and the construction of additional transmission interconnection facilities near the Dolet Hills Power Station. The project is anticipated to reduce congestion and increase reliability for customers in northwest Louisiana. Construction is expected to be complete by the fourth quarter of 2016. Cleco Power’s portion of the joint project with SWEPCO is expected to cost $32.0 million. As of June 30, 2016, Cleco Power had spent $24.8 million on the project.

Cenla Transmission Expansion Project
The Cenla Transmission Expansion project includes the construction of transmission lines and a transmission substation within the central Louisiana area. The project is expected to improve reliability to customers by relieving forecasted overloads and mitigating potential load shedding events while providing flexibility to allow routine maintenance outages and serve future growth in the central Louisiana area. Right-of-way acquisition and clearing are complete, and construction began in March 2016. The project is expected to be complete by the end of 2017, with an estimated cost of $33.5 million. As of June 30, 2016, Cleco Power had spent $18.1 million on the project.

St. Mary Clean Energy Center Project
The St. Mary Clean Energy Center project includes Cleco Power constructing, owning, and operating a 50-MW generating unit to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. Construction is projected to begin in September 2016 with the project expected to be commercially operational by the first quarter of 2018 at an expected cost of $81.0 million. Upon achieving commercial operations, the project is expected to generate more than 250,000 MWh of zero additional carbon emitting energy each year. As of June 30, 2016, Cleco Power had spent $13.2 million on the project.

Terrebonne to Bayou Vista Transmission Project
The Terrebonne to Bayou Vista Transmission project includes the construction of additional transmission interconnection facilities south of Teche Power Station. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening for customers in southeast Louisiana. A line routing study began in March 2016, and permitting and right-of-way acquisition began in May 2016. Cleco Power’s portion of the joint project with Entergy Louisiana is expected to cost $48.0 million. Construction is expected to be complete by the third quarter of 2018. As of June 30, 2016, Cleco Power had spent $0.3 million on the project.

Other
Cleco Power is working on securing load growth opportunities that include renewal of existing load through existing franchises and wholesale contracts, pursuing new wholesale contracts and franchises, and adding new retail load opportunities with large industrial, commercial, and residential load. The retail opportunities include sectors such as agriculture, oil and gas, chemicals, metals, national accounts, government and military, wood and paper, health care, information technology, transportation, and other manufacturing.

RESULTS OF OPERATIONS
All of the financial information for Cleco below is presented such that pre-merger activity is shown as “Predecessor” and post-merger activity is shown as “Successor.” The purchase price of the Merger was allocated to the related assets and liabilities based on their respective estimated fair values on the Merger date, with the remaining consideration recorded as goodwill. The fair values of assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized, but is subject to annual impairment testing. Such adjustments to fair value and the allocation of purchase price between identifiable intangibles and goodwill will have an impact on Cleco’s expenses and profitability.

Comparison of the Three Months Ended June 30, 2016, and 2015

Cleco Consolidated
	FOR THE THREE MONTHS ENDED JUNE 30,
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016	2015
Operating revenue, net	$243,502	$32,903	$289,074
Operating expenses	353,650	62,735	219,190
Operating (loss) income	$(110,148)	$(29,832)	$69,884
Other income	$1,738	$364	$764
Interest charges	$26,465	$2,569	$19,910
Federal and state income tax (benefit) expense	$(52,202)	$(8,669)	$20,359
Net (loss) income	$(81,914)	$(23,328)	$30,234

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Cleco’s net loss attributable for the successor period April 13, 2016, through June 30, 2016, was $81.9 million. There were no significant changes in the underlying trends impacting net loss with the exception of the change in pretax income primarily related to $171.3 million of merger transaction and commitment costs and interest costs of $9.5 million related to debt obtained as a result of the Merger. The effective income tax rate for the period was 38.9%.
Cleco’s net loss attributable for the predecessor period April 1, 2016, through April 12, 2016, was $23.3 million. There were no significant changes in the underlying trends impacting net loss with the exception of the change in pretax income primarily related to $33.4 million of merger transaction costs. The effective income tax rate for the period was 27.1%.
Cleco’s net income attributable for the predecessor period for the three months ended June 30, 2015, was $30.2 million. There were no significant changes in the underlying trends impacting net income. The effective income tax rate for the period was 40.2%.
The estimated annual effective income tax rate used in the second quarter of 2016 for Cleco might not be indicative of the full-year income tax rate. Deductions related to the merger transaction and commitment costs have not been included in the second quarter of 2016 estimated annual effective income tax rate as they do not represent benefits related to ordinary income. The income tax benefits for the merger transaction and commitment costs will be recognized in the periods that the underlying expenses occur. For more information on the successor and predecessor period effective tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Income Taxes — Effective Tax Rates.”
In the Louisiana 2016 First Extraordinary Session, Act No. 8 was enacted into law. It is possible this law will change the tiered Louisiana corporate income tax rate which currently has a top marginal rate of 8% to a flat rate of 6.5%. Act No. 8 will become effective January 1, 2017, conditioned upon the adoption of the provisions of Act No. 31 by a statewide election. If passed, Act No. 31 would eliminate the deduction for corporate federal income taxes paid in computing state corporate income taxes. The statewide election is scheduled to be held on November 8, 2016. If the provisions of these two Acts become law, Cleco will be required to remeasure its deferred income tax assets and liabilities. Cleco is evaluating the impact of the remeasurement. Additionally, income tax expense in future periods may not be comparable to prior periods.

Results of operations for Cleco Power are more fully described below.

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2016	2015	VARIANCE	CHANGE
Operating revenue
Base	$168,026	$165,575	$2,451	1.5%
Fuel cost recovery	95,129	111,086	(15,957)	(14.4)%
Electric customer credits	(601)	(3,390)	2,789	82.3%
Other operations	15,564	15,283	281	1.8%
Affiliate revenue	225	331	(106)	(32.0)%
Operating revenue, net	278,343	288,885	(10,542)	(3.6)%
Operating expenses
Recoverable fuel and power purchased	95,132	111,090	15,958	14.4%
Non-recoverable fuel and power purchased	8,579	7,053	(1,526)	(21.6)%
Other operations	29,287	31,650	2,363	7.5%
Maintenance	27,954	21,230	(6,724)	(31.7)%
Depreciation and amortization	36,240	36,126	(114)	(0.3)%
Taxes other than income taxes	11,491	11,493	2	—%
Merger commitment costs	151,501	—	(151,501)	—%
Total operating expenses	360,184	218,642	(141,542)	(64.7)%
Operating (loss) income	$(81,841)	$70,243	$(152,084)	(216.5)%
Federal and state income tax (benefit) expense	$(39,026)	$19,909	$58,935	296.0%
Net (loss) income	$(61,229)	$31,813	$(93,042)	(292.5)%

Cleco Power’s net income in the second quarter of 2016 decreased $93.0 million compared to the second quarter of 2015 largely as a result of the following factors:

•	higher merger commitment costs,

•	higher maintenance expense, and

•	higher non-recoverable fuel and power purchased.

These factors were partially offset by:

•	lower income taxes,

•	lower electric customer credits,

•	higher base revenue, and

•	lower other operations expense.

The following tables show the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2016	2015	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	794	819	(3.1)%
Commercial	654	667	(1.9)%
Industrial	486	479	1.5%
Other retail	33	33	—%
Total retail	1,967	1,998	(1.6)%
Sales for resale	690	748	(7.8)%
Unbilled	234	199	17.6%
Total retail and wholesale customer sales	2,891	2,945	(1.8)%

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2016	2015	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$66,073	$65,878	0.3%
Commercial	46,774	45,434	2.9%
Industrial	20,414	20,159	1.3%
Other retail	2,605	2,557	1.9%
Surcharge	4,994	5,112	(2.3)%
Total retail	140,860	139,140	1.2%
Sales for resale	14,278	15,134	(5.7)%
Unbilled	12,888	11,301	14.0%
Total retail and wholesale customer sales	$168,026	$165,575	1.5%

Cleco Power’s residential customers’ demand for electricity is affected largely by weather. Weather generally is measured in cooling degree-days and heating degree-days. A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating. An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days, because alternative heating sources are more available and winter energy is typically priced below the rate charged for energy used in the summer. Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of 30 years.
The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	FOR THE THREE MONTHS ENDED JUNE 30,
				2016 CHANGE
	2016	2015	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,022	1,093	942	(6.5)%	8.5%

Base
Base revenue increased $2.5 million during the second quarter of 2016 compared to the second quarter of 2015 primarily due to an annual rate adjustment on July 1, 2015, partially offset by lower sales due to usage, including milder summer weather.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 77% of Cleco Power’s total fuel cost during the second quarter of 2016 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco

Power’s generating facilities by MISO. For more information on the current fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosure about Guarantees — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits decreased $2.8 million during the second quarter of 2016 compared to the second quarter of 2015 primarily related to $2.1 million of lower transmission ROE accruals and $1.1 million due to the absence of accruals related to energy efficiency programs. These decreases were partially offset by $0.3 million related to the cost of service savings refund as a result of the Merger Commitments, and $0.1 million for the reversal of accruals related to a site-specific industrial customer. For more information on the accrual of electric customer credits and the transmission ROE, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates.”

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased increased $1.5 million during the second quarter of 2016 compared to the second quarter of 2015 primarily related to $1.3 million of expenses related to fuel accounting software and $0.2 million of miscellaneous expenses.

Other Operations Expense
Other operations expense decreased $2.4 million during the second quarter of 2016 compared to the second quarter of 2015 primarily due to lower administrative and general expenses, including lower pension expense as a result of an increase in the discount rate and changes in mortality tables, and lower outside services. This decrease was partially offset by higher uncollectible accounts related to a potential industrial customer.

Maintenance
Maintenance expense increased $6.7 million during the second quarter of 2016 compared to the second quarter of 2015 primarily due to higher generating station outage expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $0.1 million during the second quarter of 2016 compared to the second quarter of 2015 primarily due to $0.9 million of normal recurring additions to fixed assets, $0.6 million of higher amortization of production operations and maintenance deferrals, $0.2 million of higher amortization of storm damages which is based on collections from customers, and $0.1 million of higher other amortizations. This increase was partially offset by higher deferrals of corporate franchise taxes to regulatory assets of $1.2 million and $0.5 million of lower amortization of state corporate franchise taxes.

Merger Commitment Costs
Merger commitment costs increased $151.5 million during the second quarter of 2016 compared to the second quarter of 2015 due to a $136.0 million accrual of customer rate credits, a $7.0 million one-time contribution for economic development in Cleco Power’s service territory to be administered by LED or other state agency, a $6.0 million accrual of charitable contributions to be disbursed over five years, and $2.5 million

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

of contributions for economic development for Louisiana state and local organizations to be disbursed over five years as a result of the Merger Commitments.

Income Taxes
Federal and state income tax expense decreased $58.9 million during the second quarter of 2016 compared to the second quarter of 2015 primarily due to $58.6 million for the change in pretax income, excluding AFUDC equity and $5.6 million to record tax expense at the projected annual effective tax rate. These decreases were partially offset by $5.1 million for the flowthrough of state tax benefits and $0.2 million for the absence of an unfavorable settlement with taxing authorities.
In the Louisiana 2016 First Extraordinary Session, Act No. 8 was enacted into law. It is possible this law will change the tiered Louisiana corporate income tax rate which currently has a top marginal rate of 8% to a flat rate of 6.5%. Act No. 8 will become effective January 1, 2017, conditioned upon the adoption of the provisions of Act No. 31 by a statewide election. If passed, Act No. 31 would eliminate the deduction for corporate federal income taxes paid in computing state corporate income taxes. The statewide election is scheduled to be held on November 8, 2016. If the provisions of these two Acts become law, Cleco Power will be required to remeasure its deferred income tax assets and liabilities. Cleco Power is evaluating the impact of the remeasurement. Additionally, income tax expense in future periods may not be comparable to prior periods.
The estimated annual effective income tax rate used during the second quarter of 2016 for Cleco Power might not be indicative of the full-year income tax rate. Deductions related to some of the merger commitment costs have not been included in the second quarter of 2016 estimated annual effective income tax rate as they do not represent benefits related to ordinary income. The income tax benefits for the merger commitment costs will be recognized in the periods that the underlying expenses occur.

Comparison of the Six Months Ended June 30, 2016, and 2015

Cleco Consolidated
	FOR THE SIX MONTHS ENDED JUNE 30,
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016	2015
Operating revenue, net	$243,502	$299,870	$584,531
Operating expenses	353,650	279,507	451,927
Operating (loss) income	$(110,148)	$20,363	$132,604
Other income	$1,738	$870	$1,409
Interest charges	$26,465	$22,123	$40,032
Federal and state income tax (benefit) expense	$(52,202)	$3,468	$37,687
Net (loss) income	$(81,914)	$(3,960)	$57,156

Cleco’s net loss attributable for the successor period April 13, 2016, through June 30, 2016, was $81.9 million. There were no significant changes in the underlying trends impacting net loss with the exception of the change in pretax income primarily related to $171.3 million of merger transaction and commitment costs and interest costs of $9.5 million related to debt obtained as a result of the Merger. The effective income tax rate for the period was 38.9%.
Cleco’s net loss attributable for the predecessor period January 1, 2016, through April 12, 2016, was $4.0 million.

There were no significant changes in the underlying trends impacting net loss with the exception of the change in pretax income primarily related to $34.9 million of merger transaction costs. The effective income tax rate for the period was (704.9%).
Cleco’s net income attributable for the predecessor period for the six months ended June 30, 2015, was $57.2 million. There were no significant changes in the underlying trends impacting net income. The effective income tax rate for the period was 39.7%.
The estimated annual effective income tax rate used during the six months ended June 30, 2016, for Cleco might not be indicative of the full-year income tax rate. Deductions related to merger transaction and commitment costs have not been included in the six months ended June 30, 2016, estimated annual effective income tax rate as they do not represent benefits related to ordinary income. The income tax benefits for the merger transaction and commitment costs will be recognized in the periods that the underlying expenses occur. For more information on the successor and predecessor period effective tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Income Taxes — Effective Tax Rates.”
In the Louisiana 2016 First Extraordinary Session, Act No. 8 was enacted into law. It is possible this law will change the tiered Louisiana corporate income tax rate which currently has a top marginal rate of 8% to a flat rate of 6.5%. Act No. 8 will become effective January 1, 2017, conditioned upon the adoption of the provisions of Act No. 31 by a statewide election. If passed, Act No. 31 would eliminate the deduction for corporate federal income taxes paid in computing state corporate income taxes. The statewide election is scheduled to be held on November 8, 2016. If the provisions of these two Acts become law, Cleco will be required to remeasure its deferred income tax assets and liabilities. Cleco is evaluating the impact of the remeasurement. Additionally, income tax expense in future periods may not be comparable to prior periods.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Results of operations for Cleco Power are more fully described below.

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2016	2015	VARIANCE	CHANGE
Operating revenue
Base	$316,846	$318,876	$(2,030)	(0.6)%
Fuel cost recovery	196,466	235,299	(38,833)	(16.5)%
Electric customer credits	(922)	(3,179)	2,257	71.0%
Other operations	32,178	32,495	(317)	(1.0)%
Affiliate revenue	457	665	(208)	(31.3)%
Operating revenue, net	545,025	584,156	(39,131)	(6.7)%
Operating expenses
Recoverable fuel and power purchased	196,471	235,304	38,833	16.5%
Non-recoverable fuel and power purchased	17,789	15,045	(2,744)	(18.2)%
Other operations	58,681	60,130	1,449	2.4%
Maintenance	52,492	40,175	(12,317)	(30.7)%
Depreciation and amortization	74,843	73,109	(1,734)	(2.4)%
Taxes other than income taxes	23,916	24,479	563	2.3%
Merger commitment costs	151,501	—	(151,501)	—%
Gain on sale of asset	(1,095)	—	1,095	—%
Total operating expenses	574,598	448,242	(126,356)	(28.2)%
Operating (loss) income	$(29,573)	$135,914	$(165,487)	(121.8)%
Federal and state income tax (benefit) expense	$(26,463)	$38,268	$64,731	169.2%
Net (loss) income	$(40,350)	$60,418	$(100,768)	(166.8)%

Cleco Power’s net income in the first six months of 2016 decreased $100.8 million compared to the first six months of 2015. Contributing factors include:

•	higher merger commitment costs,

•	higher maintenance expense,

•	higher non-recoverable fuel and power purchased,

•	lower base revenue, and

•	higher depreciation and amortization.

These factors were partially offset by:

•	lower income taxes,

•	lower electric customer credits,

•	lower other operations expense, and

•	higher gain on the sale of an asset.

The following tables show the components of Cleco Power’s base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(Million kWh)	2016	2015	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,607	1,787	(10.1)%
Commercial	1,237	1,298	(4.7)%
Industrial	939	921	2.0%
Other retail	65	67	(3.0)%
Total retail	3,848	4,073	(5.5)%
Sales for resale	1,419	1,589	(10.7)%
Unbilled	197	71	177.5%
Total retail and wholesale customer sales	5,464	5,733	(4.7)%

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2016	2015	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$126,977	$133,417	(4.8)%
Commercial	92,642	91,857	0.9%
Industrial	41,712	40,166	3.8%
Other retail	5,202	5,149	1.0%
Surcharge	10,224	10,561	(3.2)%
Total retail	276,757	281,150	(1.6)%
Sales for resale	29,153	32,859	(11.3)%
Unbilled	10,936	4,867	124.7%
Total retail and wholesale customer sales	$316,846	$318,876	(0.6)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2016 CHANGE
	2016	2015	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	755	998	940	(24.3)%	(19.7)%
Cooling degree-days	1,141	1,187	1,020	(3.9)%	11.9%

Base
Base revenue decreased $2.0 million during the first six months of 2016 compared to the first six months of 2015 primarily due to lower net sales due to usage, including milder weather, partially offset by an annual rate adjustment that began on July 1, 2015.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 76% of Cleco Power’s total fuel cost during the first six months of 2016 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on the current fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosure about Guarantees — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits decreased $2.3 million during the first six months of 2016 compared to the first six months of 2015 primarily due to $1.7 million of lower transmission ROE accruals and $1.1 million due to the absence of accruals related to energy efficiency programs. These decreases were partially offset by $0.3 million related to the cost of service savings refund as a result of the Merger Commitments and $0.2 million for the reversal of accruals related to a site-specific industrial customer. For more information on the accrual of electric customer credits and the transmission ROE, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates.”

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased increased $2.7 million during the first six months of 2016 compared to the first six months of 2015 primarily related to a reserve for uncollectible transmission expenses and expenses related to fuel accounting software.

Other Operations Expense
Other operations expense decreased $1.4 million during the first six months of 2016 compared to the first six months of 2015 primarily due to lower administrative and general expenses, including lower pension expense as a result of an increase in the discount rate and changes in mortality tables and lower outside services. This decrease was partially offset by higher uncollectible accounts related to a potential industrial customer.

Maintenance Expense
Maintenance expense increased $12.3 million during the first six months of 2016 compared to the first six months of 2015 primarily due to higher generating station outage expenses and higher right-of-way maintenance expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $1.7 million during the first six months of 2016 compared to the first six months of 2015 primarily due to $1.6 million of normal recurring additions to fixed assets, $1.3 million of higher amortization of production operations and maintenance deferrals, $0.7 million of higher amortization of storm damages which is based on collections from customers, and $0.5 million of higher amortization of intangible property. This increase was partially offset by higher deferrals of corporate franchise taxes to regulatory assets of $1.4 million, $0.9 million of lower amortization of state corporate franchise taxes, and $0.1 million of lower other amortizations.

Merger Commitment Costs
Merger commitment costs increased $151.5 million during the first six months of 2016 compared to the first six months of 2015 due to a $136.0 million accrual of customer refunds and a $7.0 million one-time contribution for economic development in Cleco Power’s service territory to be administered by LED or other state agency, a $6.0 million accrual of charitable contributions to be disbursed over five years, and $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years as a result of the Merger Commitments.

Gain on Sale of Asset
Gain on sale of asset increased $1.1 million during the first six months of 2016 compared to the first six months of 2015 primarily due to a gain on the sale of property. Cleco Power used the proceeds from the sale to purchase like-kind property. On July 29, 2016, Cleco Power completed the purchase of the like-kind property.

Income Taxes
Federal and state income tax expense decreased $64.7 million during the first six months of 2016 compared to the first six months of 2015 primarily due to $63.7 million for the change in pretax income, excluding AFUDC equity, $5.7 million to record tax expense at the projected annual effective tax rate, and$1.3 million for the absence of an unfavorable settlement with taxing authorities. These decreases were partially offset by $5.8 million for the flowthrough of state tax benefits and $0.2 million for miscellaneous tax items.
In the Louisiana 2016 First Extraordinary Session, Act No. 8 was enacted into law. It is possible this law will change the tiered Louisiana corporate income tax rate which currently has a top marginal rate of 8% to a flat rate of 6.5%. Act No. 8 will become effective January 1, 2017, conditioned upon the adoption of the provisions of Act No. 31 by a statewide election. If passed, Act No. 31 would eliminate the deduction for corporate federal income taxes paid in computing state corporate income taxes. The statewide election is scheduled to be held on November 8, 2016. If the provisions of these two Acts become law, Cleco Power will be required to remeasure its deferred income tax assets and liabilities. Cleco Power is evaluating the impact of the remeasurement. Additionally, income tax expense in future periods may not be comparable to prior periods.
The estimated annual effective income tax rate used in the six months ended June 30, 2016, for Cleco Power might not be indicative of the full-year income tax rate. Deductions related to some of the merger commitment costs have not been included in the six months ended June 30, 2016, estimated annual effective income tax rate as they do not represent benefits for ordinary income. The income tax benefits related to the merger commitment costs will be recognized in the periods that the underlying expenses occur.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at June 30, 2016:

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	S&P	S&P
Cleco Holdings	Baa3	N/A	BBB-
Cleco Power	A3	BBB+	BBB+

On April 8, 2016, S&P and Moody’s updated the credit ratings for Cleco Holdings and Cleco Power, taking into consideration the anticipated completion of the Merger. S&P credit ratings were maintained at Cleco Power at BBB+ (stable) and downgraded at Cleco Holdings from BBB+ (stable) to BBB- (stable). Moody’s credit ratings were maintained at Cleco Power at A3 (stable) and downgraded at Cleco Holdings from Baa1 (stable) to Baa3 (stable).
Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Cleco Holdings and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. Savings are dependent upon the level of borrowings. If Cleco Holdings or Cleco Power’s credit ratings were to be downgraded by S&P and Moody’s, Cleco Holdings and/or Cleco Power will be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by S&P or Moody’s, Cleco Power will be required to post additional collateral for derivatives.
With respect to any open power or natural gas trading positions that Cleco Power may initiate in the future, Cleco Power may be required to provide credit support or pay liquidated damages. The amount of credit support that Cleco Power may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price of power and natural gas, changes in open power and gas positions, and changes in the amount counterparties owe Cleco Power. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.
Cleco Power participates in the MISO market, which operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO required Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. At June 30, 2016, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year. For information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of

Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Global and U.S. Economic Environment
Global and domestic economic conditions may have an impact on Cleco’s business and financial condition. Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. During periods of capital market volatility, the availability of capital could be limited and the costs of capital may increase for many companies. Although the Registrants have not experienced restrictions in the financial markets, their ability to access the capital markets may be restricted at a time when the Registrants would like, or need, to do so. Any restrictions could have a material impact on the Registrants’ ability to fund capital expenditures or debt service, or on their flexibility to react to changing economic and business conditions. Credit constraints could have a material negative impact on the Registrants’ lenders or customers, causing them to fail to meet their obligations to the Registrants or to delay payment of such obligations. The lower interest rates to which the Registrants have been exposed have been beneficial to debt issuances; however, these rates have negatively affected interest income for the Registrants’ short-term investments.

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco Holdings and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels. Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting.”

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Current
Cleco Katrina/Rita’s storm recovery bonds	$8,348	$9,263
Cleco Power’s sale of property	1,299	—
Cleco Power’s charitable contributions	1,200	—
Cleco Power’s rate credit escrow	133,303	—
Total current	144,150	9,263
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	16,769	16,174
Cleco Power’s charitable contributions	4,803	—
Cleco Power’s rate credit escrow	2,698	—
Total non-current	24,291	16,195
Total restricted cash and cash equivalents	$168,441	$25,458

Cleco Power
(THOUSANDS)	AT JUNE 30, 2016	AT DEC. 31, 2015
Current
Cleco Katrina/Rita’s storm recovery bonds	$8,348	$9,263
Sale of property	1,299	—
Charitable contributions	1,200	—
Rate credit escrow	133,303	—
Total current	144,150	9,263
Non-current
Future storm restoration costs	16,769	16,174
Charitable contributions	4,803	—
Rate credit escrow	2,698	—
Total non-current	24,270	16,174
Total restricted cash and cash equivalents	$168,420	$25,437

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the six months ended June 30, 2016, Cleco Katrina/Rita collected $9.9 million net of administration fees. In March 2016, Cleco Katrina/Rita used $8.5 million for a scheduled storm recovery bond principal payment and $2.3 million for a related interest payment.
On March 14, 2016, Cleco Power sold property for $1.3 million. Cleco Power used the proceeds from the sale to purchase like-kind property; therefore, was required to deposit the proceeds with a third party intermediary. On July 29, 2016, Cleco Power completed the purchase of the like-kind property, and the funds were released to purchase the property.
Included in the Merger Commitments were $6.0 million of charitable contributions to be disbursed over five years and $136.0 million of rate credits to eligible customers. On April 25, 2016, in accordance with the Merger Commitments, Cleco Power established the charitable contribution fund and deposited the rate credit funds into an escrow account. On April 28, 2016, the LPSC voted to issue the rate credits equally to customers with service as of June 30, 2016, beginning in July 2016.

Debt

Cleco Consolidated
At June 30, 2016, and December 31, 2015, Cleco had no short-term debt outstanding.
At June 30, 2016, Cleco’s long-term debt outstanding was $2.78 billion, of which $20.0 million was due within one year. The long-term debt due within one year at June 30, 2016, represents $17.3 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.7 million of capital lease payments.
In connection with the completion of the Merger, on April 13, 2016, Cleco Holdings entered into a $1.35 billion Acquisition Loan Facility. The Acquisition Loan Facility had a three-year term and a rate of LIBOR plus 1.75% or ABR plus 0.75%. In May and June 2016, Cleco Holdings refinanced the Acquisition Loan Facility with a series of other long-term financing discussed below.
On May 17, 2016, Cleco Holdings completed the public sale of $535.0 million of 3.743% senior notes due May 1, 2026, and $350.0 million of 4.973% senior notes due May 1, 2046. On May 24, 2016, Cleco Holdings completed the private sale of $165.0 million of 3.250% senior notes due May 1, 2023. On June 28, 2016, Cleco Holdings entered into a $300.0 million variable rate bank term loan due June 28, 2021. Amounts outstanding under the bank term loan bear interest, at Cleco’s option, at a base rate plus 0.625% or an adjusted LIBOR rate plus 1.625%. The interest rate at June 30, 2016, on the bank term loan was at the base rate of 4.125%. On July 1, 2016, the bank term loan was converted to a LIBOR based rate of 2.095%. The proceeds from the issuance and sale of these notes and term loan were used to repay the $1.35 billion Acquisition Loan Facility, as well as fees and expenses related to the offering. Debt issuance costs of $17.7 million were recorded in connection with the repayment of the Acquisition Loan Facility.
Cash and cash equivalents available at June 30, 2016, were $16.9 million combined with $400.0 million credit facility capacity ($100.0 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $416.9 million.
At June 30, 2016, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting.”
For the successor period June 30, 2016, Cleco had a working capital surplus of $178.2 million. There were no significant changes in the underlying trends impacting working capital for the successor period with the exception of a $142.0 million increase in provisions for the Merger Commitments, a $134.5 increase in restricted cash and cash equivalents due to the funding of customer rate credits as a result of the Merger Commitments, and a $20.7 million regulatory asset related to fair value adjustments of long-term debt as a result of the Merger.
For the predecessor period December 31, 2015, Cleco had a working capital surplus of $242.3 million. There were no significant changes in the underlying trends impacting working capital for the predecessor period.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Cleco Holdings (Holding Company Level)
Cleco Holdings had no short-term debt outstanding at June 30, 2016, or December 31, 2015.
On April 13, 2016, in connection with the completion of the Merger, Cleco Holdings replaced its existing $250.0 million credit facility with a $100.0 million credit facility. This facility provides for working capital and other financing needs. At June 30, 2016, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility.
Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at June 30, 2016, were $9.2 million, combined with the $100.0 million credit facility capacity for total liquidity of $109.2 million.

Cleco Power
At June 30, 2016, and December 31, 2015, Cleco Power had no short-term debt outstanding.
At June 30, 2016, Cleco Power’s long-term debt outstanding was $1.24 billion, of which $20.0 million was due within one year. The long-term debt due within one year at June 30, 2016, represents $17.3 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.7 million of capital lease payments. For Cleco Power, long-term debt decreased $9.2 million from December 31, 2015, primarily due to an $8.5 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2016 and a $1.3 million decrease in capital lease obligations. These decreases were partially offset by $0.4 million of debt issuance cost amortizations and $0.2 million of debt discount amortizations.
On April 13, 2016, in connection with the completion of the Merger, Cleco Power replaced its existing $300.0 million credit facility with a new $300.0 million credit facility. This facility provides for working capital and other financing needs. At June 30, 2016, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. At June 30, 2016, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. This credit facility is covered under a standing letter of credit outside of Cleco Power’s credit facility; therefore, it does not reduce the borrowing capacity of Cleco Power’s new credit facility.
Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at June 30, 2016, were $7.3 million, combined with $300.0 million credit facility capacity for total liquidity of $307.3 million.
At June 30, 2016, and December 31, 2015, Cleco Power had a working capital surplus of $122.3 million and $184.9 million, respectively. The $62.6 million decrease in working capital is primarily due to:

•	a $142.0 million increase in the provision for the Merger Commitments,

•	a $58.4 million decrease in unrestricted cash and cash equivalents, and

•	a $34.8 million decrease in fuel inventory primarily due to lower lignite deliveries and lower cost of petroleum coke reserves.

These decreases in working capital were partially offset by:

•	a $134.9 increase in restricted cash and cash equivalents primarily due to the funding of customer rate credits as a result of the Merger Commitments,

•	a $12.4 million increase in the unbilled revenue accrual,

•	a $11.1 million net decrease in net current tax liabilities and related interest charges primarily due to a current year net operating loss, partially offset by the timing of property tax payments,

•	a $9.1 million increase in accumulated deferred fuel primarily due to higher fuel costs and power purchases, the timing of collections of fuel expense, and customer usage, and

•	a $5.2 million net increase in regulatory assets primarily due to new regulatory assets related to MATS and the retail portion of state corporate franchise taxes paid in April 2016.

Credit Facilities
On April 13, 2016, in connection with the completion of the Merger, Cleco Holdings replaced its existing $250.0 million credit facility with a $100.0 million credit facility. At the time of the credit facility replacement, the $27.0 million draw that was outstanding was repaid. The new credit facility has similar terms as the previous facility, including restricted financial covenants, and expires in 2021. At June 30, 2016, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Holdings’ new credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. At June 30, 2016, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility. If Cleco Holdings’ credit ratings were to be downgraded one level, Cleco Holdings would be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels of its credit facility.
On April 13, 2016, in connection with the completion of the Merger, Cleco Power replaced its existing $300.0 million credit facility with a new $300.0 million credit facility. The new credit facility has similar terms as the previous facility, including restricted financial covenants, and expires in 2021. At June 30, 2016, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under the Cleco Power credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. At June 30, 2016, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. The $2.0 million letter of credit issued to MISO is covered under a standing letter of credit outside of Cleco Power’s credit facility; therefore, it does not reduce the borrowing capacity of Cleco Power’s new credit facility. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility.
If Cleco Holdings or Cleco Power were to default under the covenants in their respective credit facilities or other debt agreements, they would be unable to borrow additional funds under the facilities and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Holdings would be considered in default under its credit facility.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Debt Limitations
The Merger Commitments provide for limitations on the amount of distributions that can be made from Cleco Power to Cleco Holdings, depending on Cleco Power’s equity ratio and its corporate credit/issuer ratings. As a result of the Merger Commitments, Cleco Power may be prohibited from making distributions to Cleco Holdings. In addition, the Merger Commitments prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on additional merger commitments, see Part II, Item 1A, “Risk Factors — Regulatory Compliance” and Part II, Item 1A, “Risk Factors — Holding Company” in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Cleco’s net cash provided by operating activities for the successor period April 13, 2016, through June 30, 2016, was $20.8 million. There were no significant changes in the underlying trends impacting cash provided by operating activities with the exception of $21.3 million related to payments for merger transaction costs during the successor period.
Cleco’s net cash provided by operating activities for the predecessor period January 1, 2016, through April 12, 2016, was $129.8 million. There were no significant changes in the underlying trends impacting cash provided by operating activities.
Cleco’s net cash provided by operating activities for the predecessor period January 1, 2015, through June 30, 2015, was $174.5 million. There were no significant changes in the underlying trends impacting cash provided by operating activities.
For information on Cleco’s investing and financing activities for the predecessor and successor periods, see Item 1, “Cleco Holdings — Condensed Consolidated Financial Statements (Unaudited) — Condensed Consolidated Statements of Cash Flows.”

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $164.2 million and $182.2 million during the six months ended June 30, 2016, and 2015, respectively. Net cash provided by operating activities decreased $18.0 million primarily due to:

•	higher payments for affiliate settlements of $33.8 million and

•	lower net fuel and power purchase collections of $14.0 million primarily due to timing of recovery.

These decreases were partially offset by:

•	lower payments for fuel inventory of $19.9 million primarily due to lower lignite deliveries and lower petroleum coke purchases and

•	lower payments to vendors of $9.5 million primarily related to the timing of property tax payments.

For information on Cleco Power’s investing and financing activities, see Item 1, “Cleco Power — Condensed Consolidated Financial Statements (Unaudited) — Condensed Consolidated Statements of Cash Flows.”

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Condensed Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the Condensed Consolidated Financial Statements.
For more information regarding Cleco’s Contractual Obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-Balance Sheet Commitments and Guarantees
Cleco Holdings and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standing letters of credit, in order to facilitate their activities and the activities of Cleco Holdings’ subsidiaries and equity investees (affiliates). Cleco Holdings and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees. For more information about off-balance sheet commitments and guarantees, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Guarantees.”

Regulatory and Other Matters

Environmental Matters
Cleco is subject to extensive environmental regulation by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations, and to obtain and comply with numerous governmental permits, in operating its facilities. In addition, existing environmental laws, regulations, and permits could be revised or reinterpreted; new laws and regulations could be adopted or become applicable to Cleco or its facilities; and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions. Cleco may incur significant additional costs to comply with these revisions, reinterpretations, and requirements. Cleco Power would then seek recovery of additional environmental compliance costs as riders through the LPSC’s EAC or its FRP. If Cleco fails to comply with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines.
In December 2015, the EPA published the proposed CSAPR update for the 2008 ozone NAAQS in the Federal Register. The EPA expects to finalize the proposed rule in the fourth quarter of 2016. The EPA proposed Federal Implementation Plans (FIPs) that update the existing EGU CSAPR NOx ozone season emission budgets and implement the budgets through the existing CSAPR NOx ozone-season allowance trading program. The proposed FIP requires

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

implementation beginning with the 2017 ozone season, which consists of the months of May through September. Public comments on the proposed rule were received by February 1, 2016. While management has been evaluating the effect of the proposed rule, until a final rule is published, it is unable to predict whether the proposed rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
In February 2012, the EPA finalized the MATS ruling that requires affected EGUs to meet strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule included Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. MATS controls equipment was installed and Cleco Power’s three EGUs affected by the MATS rule were compliant by the April 16, 2015, deadline. On February 1, 2016, the LPSC approved Cleco Power’s request for authorization to recover the revenue requirements associated with the MATS equipment. As of June 30, 2016, Cleco Power had spent $106.4 million on the project. Cleco Power’s final project cost is expected to be $108.0 million, with the remaining costs being related to post-construction refinements. On March 31, 2016, the Sierra Club filed a petition for judicial review in the 19th Judicial District Court, State of Louisiana, requesting that the LPSC’s approval of MATS be vacated. Deadlines have not been set by the 19th Judicial District Court. Cleco believes the LPSC’s approval was neither arbitrary nor capricious and as such, believes the Sierra Club’s request to be without merit. In June 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. The Supreme Court held that the EPA had not demonstrated that the promulgation of the MATS rule was “appropriate and necessary” due to the EPA’s failure to consider costs. In December 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate the rule. On April 15, 2016, the EPA released a final supplemental finding that, even considering costs, it is appropriate and necessary to regulate hazardous air pollutants.
In August 2015, the EPA released the final guidelines referred to as the CPP. These guidelines provide each state with standards for CO2 emissions from the state’s utility industry. The EPA derived the limits for each state through a strategy involving a combination of unit efficiency improvements, dispatching away from boilers to combined cycle units, and applying renewable energy. The CPP requires significant reductions of CO2 emissions. The CPP sets interim and final CO2 emission goals for each state. The interim emission goals begin in 2022, with final emission goals required by 2030. The states have been asked to finalize state implementation plans by September 6, 2016, or apply for a two-year extension. The rule is currently under review by electric utilities and state regulators. On February 9, 2016, the U.S. Supreme Court issued a stay of the CPP, which will stay in place until the D.C. Circuit Court of Appeals rules on the merits, followed by a U.S. Supreme Court ruling. Oral arguments are set to be heard by the D.C. Circuit Court on September 27, 2016, with a final decision in January 2017. If the U.S. Supreme Court grants writ, a decision from the high court is not expected until late 2017 or early 2018. Until the U.S. Supreme Court issues a ruling and the State of Louisiana releases an implementation plan, management cannot predict what the final standards will entail for Cleco or what controls the EPA and the state of Louisiana may require in a final state plan. However, any new rules that require significant reductions of CO2 emissions could require potentially significant capital expenditures or modifications or curtailment of operations of certain EGUs to maintain or achieve compliance.
In November 2015, the LDEQ notified the EPA that DeSoto Parish was in compliance with the NAAQS SO2 requirement and recommended a designation of attainment. In February 2016, the EPA responded, indicating that it intends to classify a portion of DeSoto Parish as non-attainment. However, the EPA accepted information and comments from the LDEQ and the public to weigh in on its final designation on July 2, 2016. Cleco provided comments to the EPA on March 30, 2016. Upon completion of the area designations, the EPA reversed its proposal and determined DeSoto Parish to be nonclassifiable/attainment. Due to the reversal of the proposed designation, there will be no impact to Cleco’s generating units. The EPA’s final designation was published in the Federal Register on July 12, 2016.
For a discussion of other Cleco environmental matters, see Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Retail Rates of Cleco Power
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit will be performed at least every other year. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense included in this audit is $582.6 million. Cleco Power has responded to the first set of data requests from the LPSC Staff and the responses are currently under review. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
For information concerning Cleco Power’s current FRP and amounts accrued and refunded by Cleco Power as a result of the FRP, and information on the LPSC Staff’s FRP reviews, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates.”
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power began incurring additional environmental compliance expenses in the second quarter of 2015 for reagents associated with compliance with MATS. In June 2015, the U.S. Supreme Court remanded the

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

MATS rule to the D.C. Circuit Court of Appeals. In December 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate this rule. On April 15, 2016, the EPA released a final supplemental finding that, even considering costs, it is appropriate and necessary to regulate hazardous air pollutants. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in this audit is $81.2 million. Cleco Power has responded to the first set of data requests from the LPSC Staff and the responses are currently under review. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of environmental costs is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
On April 8, 2016, the LPSC issued Docket No. R-34026 to investigate double leveraging issues for all LPSC-jurisdictional utilities whereby double leveraging is utilized to fund a utility’s capital structure, and to consider whether any costs associated with such double leveraging should be included in the rates paid by the utility’s retail customers. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. On April 8, 2016, the LPSC also issued Docket No. R-34029 to investigate tax structure issues for all LPSC-jurisdictional utilities to consider whether only the state and federal taxes included in a utility’s retail rate will be those that do not exceed the utility’s share of the actual taxes paid to those federal and state taxing authorities. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. If the LPSC were to disallow such costs incurred by the utility to be included in retail rates, such disallowance could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
For information on certain other regulatory aspects of retail rates concerning Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Wholesale Rates of Cleco
The rates Cleco Power charges its wholesale customers are subject to FERC’s triennial market power analysis. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis is to be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. In February 2014, FERC issued an order to accept Cleco’s substitute market power analysis and grant the power marketing entities the authority to continue to charge market-based rates for wholesale power. Cleco filed its triennial market power analysis with FERC in January 2015. On March 1, 2016, FERC issued an order finding Cleco’s submittal satisfies its requirements for market-based rate authority regarding both horizontal and vertical market power.

Transmission Rates of Cleco Power
In November 2013, a group of industrial customers from the northern region of MISO and other stakeholders filed a complaint at FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complainants are seeking to reduce the current 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. A group of MISO transmission owners filed responses to the complaint, defending the current ROE and seeking dismissal of the complaint. In October 2014, FERC issued an order finding that the current MISO ROE may be unjust and unreasonable and set the issue for hearing, subject to the outcome of settlement discussion. In December 2015, the ALJ issued an initial decision in this docket recommending a 10.32% ROE. A binding FERC order is expected to be issued in the fourth quarter of 2016. In November 2014, the MISO transmission owners committee, in which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceeding.
A second ROE complaint was filed in February 2015. In June 2016, the ALJ issued an initial decision in the second rate case docket recommending a 9.70% base ROE. The binding FERC order on the second rate case is expected in May 2017.
As of June 30, 2016, Cleco Power had $3.1 million accrued for a possible reduction to the ROE for the period December 2013 through June 2016. Management believes a reduction in the ROE, as well as any resulting refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
For more information about the risks associated with Cleco Power’s participation in MISO, see Part I, Item 1A, “Risk Factors — MISO” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
For information on transmission rates of Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Wholesale Rates of Cleco” and “— Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Transmission and Generation Projects
Cleco Power is involved in several transmission projects, including the Layfield/Messick project, the Cenla Transmission Expansion project, and the Terrebonne to Bayou Vista Transmission project. Cleco Power is also currently involved in the St. Mary Clean Energy Center project, which is a proposed waste heat generating unit. For information on these projects, see “— Overview — Cleco Power.”

Market Restructuring

Wholesale Electric Markets

RTO
For information on Cleco Power’s operations within MISO and for information on regulatory aspects of wholesale electric markets affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ERO
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards. In 2006, FERC named NERC as the ERO that will be required to develop and enforce the mandatory reliability standards.
The Southwest Power Pool Regional Entity (SPP RE) conducts a NERC Reliability Standard audit every three years. A NERC Reliability Standard audit was conducted in April 2016. Cleco Power is currently working on mitigation plans on three possible violations as a result of the SPP RE’s initial findings from the audit. Cleco Power does not expect any fines to be associated with these findings.
The SPP RE also conducts a NERC Critical Infrastructure Protection audit every three years. Due to delays by the SPP RE, Cleco Power’s next scheduled NERC Critical Infrastructure Protection audit is expected to begin in February 2017. Management is unable to predict the outcome of the audit or whether it will have a material adverse effect on Cleco Power’s results of operations, financial condition, or cash flows.
For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I, Item 1A, “Risk Factors — Reliability and Infrastructure Protection Standards Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Retail Electric Markets
For information on the regulatory aspects of retail electric markets affecting Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Lignite Deferral
At June 30, 2016, and December 31, 2015, Cleco Power had $7.6 million and $8.9 million, respectively, in uncollected deferred lignite mining costs.
For more information on Cleco Power’s deferred lignite mining expenditures, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

IRP
In accordance with the General Order in LPSC Docket No. R-30021, Cleco Power filed a request with the LPSC to initiate an IRP process in October 2013. The IRP process included the conduct of stakeholder meetings and consideration of feedback provided by stakeholders. Cleco Power filed its IRP with the LPSC in September 2015. Stakeholders filed comments in November 2015. The LPSC Staff filed its comments in December 2015, which included a recommendation that the LPSC accept Cleco Power’s IRP as filed. On April 28, 2016, the LPSC voted to adopt the LPSC

Staff’s recommendation, and acknowledged Cleco’s Final IRP Report.

Service Quality Program (SQP)
In October 2015, the LPSC proposed an SQP containing 21 requirements for Cleco Power. The SQP has provisions relating to employee headcount, customer service, reliability, vegetation management, and reporting. On February 1, 2016, the SQP was approved by the LPSC. The SQP will remain in effect until 2021. Prior to the expiration of the SQP, a new five-year program must be negotiated and submitted to the LPSC for approval.

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. Cleco Power’s next municipal franchise expires in September 2018.
On May 14, 2016, the Town of Elizabeth voted to approve a new franchise agreement with Cleco Power with an effective date of May 14, 2018. The franchise agreement is for 10 years until May 2028. Approximately 219 Cleco Power customers are located in the Town of Elizabeth.
On July 14, 2016, the Village of McNary voted to approve a new franchise agreement with Cleco Power with an effective date of July 14, 2016. The franchise agreement is for 30 years until July 2046. Approximately 89 Cleco Power customers are located in the Village of McNary.
For more information on franchises, see Part I, Item 1, “Business Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Authoritative Guidance
For a discussion of recent authoritative guidance, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Recent Authoritative Guidance.”

CRITICAL ACCOUNTING POLICIES
Cleco’s critical accounting policies include accounting policies that are important to Cleco’s financial condition and results of operations and that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco. The preparation of financial statements contained in this report requires management to make estimates and assumptions. Estimates and assumptions about future events and their effects cannot be made with certainty. These estimates involve judgments regarding many factors that in and of themselves could materially affect the financial statements and disclosures. On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment. Actual results may differ significantly from these estimates under different assumptions or conditions.
For more information on Cleco’s critical accounting policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

Business Combinations
On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. The merger transaction required the use of the acquisition method to account for business combinations. The objective of this method is to establish a new accounting basis for the acquiree. Cleco Holdings’ assets and liabilities were measured and recorded at fair value as of the acquisition date. Cleco Power’s assets and liabilities were recorded at historical cost since Cleco did not elect pushdown accounting at the Cleco Power level. The financial statements and accompanying footnotes for Cleco have been segregated to present pre-merger activity as the “Predecessor” and post-merger activity as the “Successor.” The predecessor period is not comparable to the successor period. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Business Combinations.”

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly,

Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2016 and the first six months of 2015. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the second quarter of 2016 and the second quarter of 2015, see “— Results of Operations — Comparison of the Three Months Ended June 30, 2016, and 2015 — Cleco Power” of this Combined Quarterly Report on Form 10-Q.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2016 and the first six months of 2015, see “— Results of Operations — Comparison of the Six Months Ended June 30, 2016, and 2015 — Cleco Power” of this Combined Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Overview
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes in value arising from changes in interest rates and the commodity market prices of power, FTRs, and natural gas in the industry on different energy exchanges.
Cleco evaluates derivatives and hedging activities to determine whether market risk-sensitive instruments and positions are required to be marked-to-market. When positions close, actual gains or losses are included in the FAC and reflected on customers’ bills as a component of the FAC.
Cleco’s exposure to market risk, as discussed below, represents an estimate of possible changes in the fair value or future earnings that would occur, assuming possible future movements in the interest rates and commodity prices of power, FTRs, and natural gas. Management’s views on market risk are not necessarily indicative of actual results, nor do they represent the maximum possible gains or losses. The views do represent, within the parameters disclosed, what management estimates may happen.
Cleco maintains a master netting agreement policy and monitors credit risk exposure through reviews of counterparty credit quality, aggregate counterparty credit exposure, and aggregate counterparty concentration levels. Cleco manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Cleco Power has agreements in place with various counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk for transactions entered into for risk management purposes.
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Future actions or inactions of the federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the U.S. may not pay its obligations when due and may disrupt financial markets, including capital markets, potentially limiting availability and increasing costs of capital. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Holdings and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. On April 8, 2016, S&P and Moody’s updated the credit ratings for Cleco Holdings and Cleco Power, taking into consideration the anticipated completion of the Merger. S&P credit ratings were maintained at Cleco Power at BBB+ (stable) and downgraded at Cleco Holdings to BBB- (stable). Moody’s credit ratings were maintained at Cleco Power at A3 (stable) and downgraded at Cleco Holdings to Baa3 (stable). If Cleco Holdings or Cleco Power’s credit ratings were to be downgraded by S&P and Moody’s, Cleco Holdings and/or Cleco Power will be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by S&P or Moody’s, Cleco Power will be required to post additional collateral for derivatives.

Interest Rate Risks
Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix, for example, refinancing balances outstanding under its variable-rate credit facility with fixed-rate debt. For details, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Debt.” Calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.
Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
At June 30, 2016, Cleco had no short-term variable rate debt and no long-term variable-rate debt under Cleco Holdings’ $100.0 million credit facility. The borrowing costs under Cleco Holdings’ new credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%.
On June 28, 2016, Cleco Holdings entered into a $300.0 million variable rate bank term loan due June 28, 2021. Amounts outstanding under the bank term loan bear interest, at Cleco’s option, at a base rate plus 0.625% or an adjusted LIBOR rate plus 1.625%. The interest rate at June 30, 2016, was at the base rate of 4.125%. On July 1, 2016, the bank term loan was converted to a LIBOR based rate of 2.095%. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco’s pretax earnings of $3.0 million.
For a discussion on the long-term variable-rate debt related to Cleco Power, please refer to “— Cleco Power.”

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities. Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), and regulatory compliance staff, as well as monitoring by a risk management committee comprised of officers who are designated by Cleco’s Board of Managers. Risk limits are recommended by the Risk Management Committee and are monitored through a daily market report that identifies the VaR, current market conditions, and concentration of energy market positions.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions would be marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses would be included in the FAC and reflected in customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at June 30, 2016. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal is required to be submitted to the LPSC by June 30, 2018.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded as Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. At June 30, 2016, Cleco and Cleco Power’s Condensed Consolidated Balance Sheets reflected open FTR positions of $14.0 million in Energy risk management assets and $0.4 million in Energy risk management liabilities. For more information on FTRs, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting — Commodity Contracts.”

Cleco Power
Please refer to “— Risk Overview” for a discussion of market risk inherent in Cleco Power’s market risk-sensitive instruments.
Cleco Power may enter into various fixed- and variable-rate debt obligations. Please refer to “— Interest Rate Risks” for a discussion of how Cleco Power monitors its mix of fixed- and variable-rate debt obligations and the manner of calculating changes in fair market value and interest expense of its debt obligations.
At June 30, 2016, Cleco Power had no short-term variable-rate debt or long-term variable-rate debt.
At June 30, 2016, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. The borrowing costs under the Cleco Power credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, evaluations were performed under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CLECO HOLDINGS
For information on legal proceedings affecting Cleco Holdings, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER
For information on legal proceedings affecting Cleco Power, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 1A. RISK FACTORS

Other than the risk factors updated in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “March 31, 2016, Quarterly Report on Form 10-Q”), there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under Part I, Item 1A, “Risk Factors” of the 2015 Annual Report on Form 10-K, and see the risk factors disclosed under Part II, Item 1A, “Risk Factors” of the March 31, 2016, Quarterly Report on Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO HOLDINGS
4.1	Indenture of Mortgage dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 17, 2016)
4.2
First Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 17, 2016)

4.3
Second Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 17, 2016)

4.4
Registration Rights Agreement dated May 17, 2016 between Cleco Corporate Holdings LLC and Mizuho Securities USA Inc., Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc. and Other Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed May 17, 2016)

4.5
Third Supplemental Indenture, dated May 24, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 24, 2016)

10.1
Term Loan Credit Agreement, dated as of June 28, 2016, by and among Cleco Corporate Holdings LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 1, 2016)

10.3	Form of Cleco Corporate Holdings LLC Retention Bonus Plan for calendar years 2016 and 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 5, 2016)
12(a)	Computation of Ratios of Earnings to Fixed Charges for the six months ended June 30, 2016, and the twelve months ended December 31, 2015, for Cleco Holdings
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO POWER
10.2	401(k) Savings and Investment Plan, As Amended and Restated Generally Effective April 13, 2016
12(b)	Computation of Ratios of Earnings to Fixed Charges for the six months ended June 30, 2016, and the twelve months ended December 31, 2015, for Cleco Power
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO HOLDINGS
CLECO POWER	2016 2ND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 11, 2016